Form 10-Q
period 2003-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2003-05-15
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 000-50230

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	32-0045263 (I.R.S. Employer Identification No.)

1001 Nineteenth Street North

Arlington, VA 22209
(Address of principal executive offices)
(Zip code)

(703) 312-9500

(Registrant’s telephone number including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding

Class A Common Stock	112,942,017 shares as of April 30, 2003
Class B Common Stock	25,975,449 shares as of April 30, 2003

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

[1]	On March 31, 2003, Friedman, Billings, Ramsey Group, Inc. (“the Company” or “FBR”) completed its merger with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation, created to effect the merger (the “merger”) of FBR and FBR Asset. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Accordingly, the consolidated balance sheet as of March 31, 2003 includes the effects of the merger and Company’s application of the purchase method of accounting. The consolidated statements of operations and cash flows for the three months ended March 31, 2003 include one day’s effects of the merger. For the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting. See Note 2 to the Consolidated Financial Statements at page 7.

PART I  — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$93,966	$90,007
Receivables:
Asset management fees	5,968	13,494
Investment banking	3,313	1,725
Affiliates	7,064	7,117
Other	35,054	5,786
Investments:
Mortgage-backed securities, at fair value	5,019,077	38,505
Long-term investments	173,146	150,447
Trading securities, at fair value	9,627	8,298
Due from clearing broker	—	43,146
Bank loans, net of allowances	14,494	15,052
Goodwill	105,398	1,800
Management contract intangible	17,300	17,629
Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $20,747 and $20,013, respectively	9,214	9,156
Prepaid expenses and other assets	7,486	4,023

Total assets	$5,501,107	$406,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$152	$19,932
Repurchase agreements	4,342,377	16,352
Interest rate swaps	10,481	—
Accounts payable and accrued expenses	26,609	16,368
Accrued compensation and benefits	15,357	41,255
Dividends and interest payable	14,318	44
Bank deposits	54,781	51,215
Short-term loans payable	20,000	10,588
Long-term collateralized loan	5,385	5,266

Total liabilities	4,489,460	161,020

Commitments and contingencies (Note 11)	—	—
Shareholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 and 15,000,000 shares authorized, respectively, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 and 150,000,000 shares authorized, respectively, 109,600,431 and 24,480,092 shares issued and outstanding, respectively	1,096	245
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 25,975,449 shares issued and outstanding	260	260
Additional paid-in capital	974,082	211,724
Employee stock loan receivable (4,000,000 shares)	(24,562)	(24,182)
Accumulated other comprehensive income, net	2,275	4,345
Retained earnings	58,496	52,773

Total shareholders’ equity	1,011,647	245,165

Total liabilities and shareholders’ equity	$5,501,107	$406,185

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Investment banking:
Underwriting	$8,788	$12,310
Corporate finance	5,719	11,474
Investment gains	3,232	191
Institutional brokerage:
Principal transactions	3,751	7,058
Agency commissions	7,537	8,745
Asset management:
Base management fees	7,691	5,996
Incentive allocations and fees	5,579	1,783
Net investment income	2,685	6,022
Technology sector net investment and incentive loss	(437)	(1,099)
Interest, dividends and other	4,994	1,890

Total revenues	49,539	54,370

Expenses:
Compensation and benefits	24,804	31,319
Business development and professional services	5,879	6,412
Clearing and brokerage fees	1,232	626
Occupancy and equipment	2,199	2,209
Communications	2,209	2,079
Interest expense	1,646	370
Other operating expenses	3,004	2,466

Total expenses	40,973	45,481

Net income before taxes and extraordinary gain	8,566	8,889
Income tax provision	2,843	—

Net income before extraordinary gain	5,723	8,889
Extraordinary gain	—	1,413
Income tax provision on extraordinary gain	—	—

Net income	$5,723	$10,302

Basic earnings per share before extraordinary gain	$0.12	$0.19

Diluted earnings per share before extraordinary gain	$0.12	$0.19

Basic earnings per share	$0.12	$0.23

Diluted earnings per share	$0.12	$0.22

Weighted average shares outstanding:
Basic	47,047	45,663

Diluted	48,547	46,171

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(unaudited)

							Accumulated
	Class A		Class B		Additional	Employee	Other	Retained
	Number of	Class A	Number	Class B	Paid-In	Stock Loan	Comprehensive	Earnings		Comprehensive
	Shares	Amount	of Shares	Amount	Capital	Receivable	Income	(Deficit)	Total	Income

Balances, January 1, 2002	22,658,941	$227	26,946,029	$269	$204,805	$(22,706)	$3,226	$(510)	$185,311

Net income	—	—	—	—	—	—	—	53,283	53,283	$53,283
Conversion of Class B shares to Class A shares	970,580	9	(970,580)	(9)	—	—	—	—	—
Issuance of Class A common shares	850,571	9	—	—	5,443	—	—	—	5,452
Interest on employee stock purchase and loan plan	—	—	—	—	1,476	(1,476)	—	—	—
Other comprehensive income:
Change in unrealized gain (loss) on available- for-sale investment securities, net	—	—	—	—	—	—	1,119	—	1,119	1,119

Comprehensive income	—	—	—	—	—	—	—	—	—	$54,402

Balances, December 31, 2002	24,480,092	245	25,975,449	260	211,724	(24,182)	4,345	52,773	245,165

Net income	—	—	—	—	—	—	—	5,723	5,723	$5,723
Repurchase of Class A shares	(976,600)	(10)	—	—	(8,173)	—	—	—	(8,183)
Issuance of Class A common shares	86,096,939	861	—	—	770,151	—	—	—	771,012
Interest on employee stock purchase and loan plan	—	—	—	—	380	(380)	—	—	—
Other comprehensive income:
Change in unrealized gain (loss) on available- for-sale investment securities, net	—	—	—	—	—	—	(2,070)	—	(2,070)	(2,070)

Comprehensive income	—	—	—	—	—	—	—	—	—	$3,653

Balances, March 31, 2003	109,600,431	$1,096	25,975,449	$260	$974,082	$(24,562)	$2,275	$58,496	$1,011,647

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$5,723	$10,302
Non-cash items included in earnings:
Incentive allocations and fees and net investment (income) loss from long-term investments	(5,359)	(5,217)
Depreciation and amortization	1,063	1,100
Extraordinary gain	—	(1,413)
Other	119	130
Changes in operating assets:
Receivables:
Investment banking	(1,222)	952
Asset management fees	7,447	(2,311)
Affiliates	5,359	(248)
Other	939	2,254
Due from clearing broker	43,146	21,694
Marketable and trading securities	(1,329)	4,575
Prepaid expenses and other assets	(12,210)	355
Changes in operating liabilities:
Trading account securities sold but not yet purchased	(19,780)	(11,635)
Accounts payable and accrued expenses	14,561	(4,067)
Accrued compensation and benefits	(25,898)	(7,974)

Net cash provided by operating activities	12,559	8,497

Cash flows from investment activities:
FBR Asset cash acquired	11,258	—
Purchases of mortgage-backed securities	(357,835)	—
Receipt of principal payments or mortgage-backed securities	16,317	—
Proceeds from sales of mortgage-backed securities	18,153	—
Bank loans, net of allowances	558	(837)
Purchases of fixed assets, net	(792)	(242)
Purchases of long-term investments	—	(15,757)
Proceeds from sales of long-term investments	5,000	11,399

Net cash used in investing activities	(307,341)	(5,437)

Cash flows from financing activities:
Repayments of long-term collateralized loan	(970)	(970)
Proceeds from (repayments of) repurchase agreements, net	293,279	—
Proceeds from short-term borrowings	15,000	—
Repayments of short-term borrowings	(4,618)	(2,067)
Net increase in bank deposits	3,566	9,827
Repurchases of Class A common shares	(8,183)	—
Proceeds from issuance of common stock	667	773

Net cash provided by financing activities	298,741	7,563

Net increase in cash and cash equivalents	3,959	10,623
Cash and cash equivalents, beginning of period	90,007	46,246

Cash and cash equivalents, end of period	$93,966	$56,869

Note:	The Company’s merger with FBR Asset was a non-cash transaction see Note 2.

Cash payments for interest approximated interest expense for the three months ended March 31, 2003 and 2002.

There were no cash payments for taxes for the three months ended March 31, 2003 and 2002.

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(unaudited)

1. Basis of Presentation:

      The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (“FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation.

2.	FBR Asset Investment Corporation:

Merger With FBR Asset Investment Corporation

      In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which provides that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

      On November 15, 2002, the Company announced that it had entered into a merger agreement with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation (“New FBR”), created to effect the merger (the “merger”) of FBR and FBR Asset. At separate special meetings of FBR and FBR Asset shareholders held on March 28, 2003, shareholders of both companies voted to approve the merger. The merger closed before the opening of business on March 31, 2003. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Accordingly, the consolidated balance sheet as of March 31, 2003 includes the effects of the merger and the Company’s application of the purchase method of accounting. The consolidated statements of operations and cash flows for the three months ended March 31, 2003 include one day’s effects of the merger. For the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting. The Company believes that the merger provides significant new growth opportunities and business flexibility while increasing the stability of earnings.

      Upon completion of the merger, pursuant to the merger agreement, FBR Asset merged with and into New FBR, and, immediately following that merger, FBR Group merged with and into New FBR, with New FBR continuing as the surviving company to each merger, and subsequently assuming the name Friedman, Billings, Ramsey Group, Inc. At the time of the merger, each outstanding share of FBR Group Class A common stock was converted into the right to receive one share of New FBR Class A common stock, each outstanding share of FBR Group Class B common stock was converted into the right to receive one share of

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

2. FBR Asset Investment Corporation: (Continued)

New FBR Class B common stock, and each outstanding share of FBR Asset common stock was converted into the right to receive 3.65 shares of New FBR Class A common stock.

      Upon completion of the merger, the Company elected Real Estate Investment Trust (“REIT”) status for U.S. federal income tax purposes. The Company conducts its mortgage-backed securities and merchant banking investments at the parent company REIT level. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. The parent company generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Further, in order to maintain its status as a REIT, the Company is required to dividend on or before December 31, 2003 FBR Group’s undistributed earnings and profits as of the merger date estimated to be approximately $9,100. Failure to meet these REIT requirements could have a material adverse impact on the Company’s results or financial condition.

      Also upon completion of the merger, the Company created FBR TRS Holdings, Inc., a taxable REIT subsidiary holding company, under which the Company conducts its investment banking, institutional brokerage and asset management business in taxable REIT subsidiaries. The taxable REIT subsidiaries are fully subject to corporate income tax. Income from the taxable REIT subsidiaries may be retained by the subsidiaries or distributed to the parent REIT company.

      FBR Group’s purchase price of $774,422 is calculated using the number of shares of New FBR Class A common stock issued in the merger of 85,973,312 (determined as the number of shares of FBR Asset common stock outstanding immediately prior to completion of the merger multiplied by the exchange ratio of 3.65) and a $8.91 per share average trading price of FBR Group common stock for a period of two days before and after the terms of the merger agreement were agreed to and announced and estimated direct merger costs of $8,400 (the final amount of direct merger costs may differ from this estimate).

      A summary of the fair values of the net assets acquired is as follows:

Cash	$11,258
Mortgage-backed securities	4,658,407
Equity investments	97,555
Interest receivable	30,207
Other assets	1,619
Repurchase agreements	(4,032,746)
Interest rate swaps	(10,481)
Interest payable	(13,892)
Other liabilities	(3,317)
Adjustment to eliminate FBR Group investment in FBR Asset	(67,786)
Goodwill	103,598

Total purchase price, including acquisition costs	$774,422

      The total amount of goodwill represents the cost of FBR Asset in excess of the fair value of the net assets acquired and is not deductible for tax purposes. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Instead, this asset is required to be tested at least annually for impairment.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

2.	FBR Asset Investment Corporation: (Continued)

      The following unaudited pro forma consolidated results are presented as though the merger with FBR Asset had occurred as of January 1, 2002.

	Three Months Ended
	March 31,

	2003	2002

Net revenues, as reported(1)	$47,893	$54,000
Net earnings before extraordinary gain, as reported	5,723	8,889
Net revenues, pro forma	$74,211	$64,216
Net earnings before extraordinary gain, pro forma	31,549	20,500
Earnings per common share
Basic before extraordinary gain, as reported	$0.12	$0.19
Diluted before extraordinary gain, as reported	$0.12	$0.19
Basic before extraordinary gain, pro forma	$0.24	$0.25
Diluted before extraordinary gain, pro forma	$0.23	$0.25

(1)	Revenues net of interest expense

Investment In FBR Asset

      During the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting and recorded $2,860 of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period.

      During the first quarter of 2002, the Company recorded $4,456 of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period. In addition, in February 2002, the Company exercised 415,805 warrants to purchase FBR Asset common stock. As a result of this transaction, the Company purchased its interest below book value creating negative goodwill which, in accordance with SFAS 142, the Company recorded an extraordinary gain of $1,413. See also Note 13.

3.	Stock Compensation:

      The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Pursuant to SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. The exercise prices of all options granted in 2002 equaled the market prices on the dates of grants, therefore, the Company did not record any compensation expense in 2002 related to option grants. There were no option grants made during the first quarter of 2003.

	Three Months
	Ended March 31,

	2003	2002

Net income before extraordinary gain, as reported	$5,723	$8,889
Basic earnings per share before extraordinary gain, as reported	$0.12	$0.19
Diluted earnings per share before extraordinary gain, as reported	$0.12	$0.19
Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$1,680	$2,614
Pro forma net income before extraordinary gain	$4,043	$6,275
Pro forma basic earnings per share before extraordinary gain	$0.09	$0.14
Pro forma diluted earnings per share before extraordinary gain	$0.08	$0.14

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.	Long-Term Investments, Incentive Allocations and Net Investment Income (Loss):

Asset Management Revenue

      The Company records three types of asset management revenue:

1.	Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment partnerships, mutual funds, and prior to March 31, 2003, FBR Asset, based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s statements of operations.

2.	The Company also receives incentive income based upon the operating results of the partnerships, venture capital funds, and for periods prior to March 31, 2003, FBR Asset. Incentive income represents a share of the gains in the partnerships and FBR Asset, and is recorded in incentive allocations and fees in the statements of operations. The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore, reverse previously recorded incentive allocation in future periods relating to the Company’s private equity and venture funds. As of March 31, 2003, $600 was subject to reversal.

3.	The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships, and for periods prior to March 31, 2003, FBR Asset. Income or loss allocations are recorded in net investment income (loss) and technology sector investment and incentive income (loss) in the Company’s statements of operations. The partnerships record their investments at fair value with changes in fair value reported in the partnerships’ earnings at each reporting date. Accordingly, partners’ capital accounts at each reporting date include all applicable allocations of partnership realized and unrealized gains and losses.

Long-Term Investments

      Long-term investments consist of the following:

	March 31, 2003	December 31, 2002

Mortgage-backed securities	$5,019,077	$38,505
Equity method investments:
Proprietary investment partnerships, excluding technology sector	$21,372	$26,645
FBR Asset	—	74,776
Marketable equity securities	52,996	3,498
Non-public equity securities	54,761	—
Private debt investments	7,500	7,500
Cost method investments, excluding technology sector	750	750
Other	8,432	9,457

	145,811	122,626

Equity method investments — technology sector	19,544	20,004
Cost method investments — technology sector	7,791	7,817

	27,335	27,821

Total long-term investments	$173,146	$150,447

Investments in Mortgage-Backed Securities and Marketable Securities

      The Company’s available-for-sale securities consist primarily of equity investments in publicly traded companies and mortgage-backed securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.	Long-Term Investments, Incentive Allocations and Net Investment Income (Loss): (Continued)

      The Company’s available-for-sale securities as of March 31, 2003 and December 31, 2002 were:

	March 31, 2003

		Unrealized
	Amortized
	Cost	Gains	Losses	Fair Value

Mortgage-backed securities(1)	$5,017,138	$1,939	$—	$5,019,077
Marketable equity securities	51,749	1,263	(16)	52,996

	$5,068,887	$3,202	$(16)	$5,072,073

(1)	As of March 31, 2003, the mortgage-backed securities portfolio had a net premium of $127,677.

	December 31, 2002

		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	$38,009	$502	$(6)	$38,505
Marketable equity securities	3,498	—	—	3,498

	$41,507	$502	$(6)	$42,003

      For the three months ended March 31, 2003 the weighted average coupon rate on the Company’s mortgage-backed securities was 4.45%. For the three months ended March 31, 2002, the Company did not have any investments in mortgage-backed securities. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 3.64 years as of March 31, 2003.

      As of March 31, 2003, $4,313,013 of the mortgage-backed securities were pledged as collateral for repurchase agreements.

5. Borrowings:

Repurchase Agreements

      At March 31, 2003, the Company had borrowings of $4,342 outstanding under repurchase agreements with a weighted average borrowing rate of 1.32% and a remaining weighted-average term to maturity of 19 days. For the three months ending March 31, 2003, the weighted average borrowing rate was 1.31%, and the weighted average repurchase agreement balances were $304,071. For the three months ended March 31, 2002, the Company did not have any repurchase agreement borrowings.

Short Term Loans Payable

      At March 31, 2003, the Company’s short term loans payable consist of amounts outstanding under the Company’s $20,000 line of credit with a commercial bank. The interest rate on this line of credit is LIBOR plus 1.95%.

6.	Derivative Financial Instruments and Hedging Activities:

      The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. At March 31, 2003, the Company was party to four interest rate swap agreements. These derivative contracts previously were held by FBR Asset and were acquired by the Company as a result of the merger. The counter parties to the interest rate swap agreements are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below.

      The notional amount of each agreement is matched against a like amount of current and anticipated borrowings under repurchase agreements to hedge the variability in interest payments associated with the repurchase agreements. The interest rate swap agreements are highly effective hedges and qualify as cash flow

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

6. Derivative Financial Instruments and Hedging Activities: (Continued)

hedges under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are effected by the hedged cash flows.

      Derivative financial instruments at March 31, 2003:

Interest Rate Swaps

Current Notional	Average		Three-month
Amount	Fixed Rate		LIBOR Rate		Termination Date		Fair Value

$3,000,000	2.195	%(1)	1.36	%(1)	July 24, 2003	(1)	$(8,148)
50,000	4.970		1.35%		July 27, 2004		(2,333)

$3,050,000							$(10,481)

(1)	Average of three, one billion dollar notional swaps

      The Company held no similar derivative financial instruments at December 31, 2002.

7.	Executive Officer Compensation:

      During 2003, certain of the Company’s executive officers are eligible for incentive bonuses under the Key Employee Incentive Plan (the “Plan”). The incentive bonus pool for the first quarter of 2003 is calculated based on pre-tax and pre-bonus profits as specified in the Plan. For the period ended March 31, 2003, the Company recorded $952 of executive officer compensation under the Plan, all of which is accrued as of March 31, 2003. Certain other of the Company’s executive officers are eligible for incentive bonuses under the Plan based on the results of the revenue generating operations for which they have responsibility.

      For the period ended March 31, 2002, the Company incurred and had accrued $2,110 of executive officer compensation.

8. Income Taxes:

      The Company has elected to be taxed as a real estate investment trust or REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR must meet certain income and asset tests and distribution requirements. The Company generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR’s results or financial condition. The income generated from the Company’s taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders.

      During the three months ended March 31, 2003, the Company recorded $2,843 of income tax provision for income during the period prior to the effective date of the merger with FBR Asset and the Company’s REIT election as well as for income generated subsequently that was attributable to the taxable REIT subsidiaries. The Company’s effective tax rate for the quarter at its taxable REIT subsidiaries was 38.9%

      As of December 31, 2001, the Company had a net operating loss (NOL) carryforward to offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on this NOL carryforward, operating results during the first quarter of 2002, and estimates relative to future operating results, for the three months ended March 31, 2002, no provision for income taxes was recorded.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

9.	Net Capital Requirements:

      The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co. (“FBR & Co.”), FBR Investment Services, Inc. (“FBRIS”), and Pegausus Capital Corporation (“Pegasus”) are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (“the rule”), which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. As of March 31, 2003, FBR & Co. had regulatory net capital as defined of $45,044, which exceeded the amount required by $43,472, FBRIS had regulatory net capital as defined of $264, which exceeded the amount required by $164, and Pegasus had regulatory net capital as defined of $4,579 which exceeded the amount required by $4,562.

      The Company’s U.K. broker-dealer subsidiary, Friedman, Billings, Ramsey International Ltd. (“FBRIL”) is subject to the net capital rules of the Financial Services Authority. As of March 31, 2003, FBRIL had regulatory net capital as defined of $3,299, which exceeded the amount required by $1,251.

10.	Earnings Per Share:

      The following table presents the computations of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002

	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding:
Common stock	47,047	47,047	45,663	45,663
Stock options	—	1,500	—	508

Weighted average common and common equivalent shares outstanding	47,047	48,547	45,663	46,171

Net earnings before extraordinary gain applicable to common stock	$5,723	$5,723	$8,889	$8,889

Earnings before extraordinary gain per common share	$0.12	$0.12	$0.19	$0.19

Net earnings applicable to common stock	$5,723	$5,723	$10,302	$10,302

Earnings per common share	$0.12	$0.12	$0.23	$0.22

      As of March 31, 2003 and 2002, respectively, 6,567,645 and 7,611,952 (both include 4,000,000 shares associated with the Employee Stock Purchase and Loan Plan that are treated as options) options to purchase shares of common stock were outstanding. As of March 31, 2003 and 2002, respectively, 6,567,645 and 5,806,064 of the total outstanding options were exercisable and 2,616,400 and 2,988,312 were anti-dilutive.

11.	Commitments and Contingencies:

Contractual Obligations

      The Company has contractual obligations to make future payments in connection with short and long-term debt and non-cancelable lease agreements as well as uncalled capital commitments to various investment

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

11. Commitments and Contingencies: (Continued)

partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2003	2004	2005	2006	2007	Thereafter	Total

Repurchase agreement borrowings	$4,342,377	$—	$—	$—	$—	$—	$4,342,377
Short-term debt(1)	20,000	—	—	—	—	—	20,000
Long-term debt	—	970	970	970	970	3,880	7,760
Minimum rental commitments	2,446	3,177	2,929	2,854	2,739	2,377	16,522
Capital commitments(2)	—	—	—	—	—	—	—

Total Contractual Obligations	$4,364,823	$4,147	$3,899	$3,824	$3,709	$6,257	$4,386,659

(1)	The short-term debt obligation in 2003 includes: $20,000 in the form of a drawdown on a line-of-credit.

(2)	The table above excludes $6,403 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Investment Commitments

      As of March 31, 2003 and subsequently, the Company has made commitments to purchase approximately $2,200,000 in hybrid ARM securities.

Litigation

      As of March 31, 2003, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together “litigation”) relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses, including examination by regulatory bodies and requests for information relating to such examinations. There can be no assurance that these matters will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or liquidity. However, if, during any period, a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected.

      Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. The Company is subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s operating results and financial condition.

12.	Shareholders’ Equity:

      In July 1998, the Company’s Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company’s Class A Common Stock from time to time (the Repurchase Plan). In accordance with the

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

12. Shareholders’ Equity: (Continued)

Repurchase Plan, a portion of the stock acquired may be used for the Company’s three stock-based compensation plans. As of December 31, 2002, the Company had the ability under the Repurchase Plan to repurchase approximately 1 million shares of the Company’s Class A common stock. During the first quarter of 2003, pursuant to the Repurchase Plan, the Company purchased 976,600 shares of its Class A Common Stock at a cost of $8,200.

13.	Related Party Transactions:

FBR Asset

      As of March 30, 2003, and during the period from January 1, 2003 through March 30, 2003, as well as at December 31, 2002, the Company and its affiliated entities owned 2,844,700 shares or 10.88% percent of the outstanding common stock of FBR Asset.

      Prior to its merger with FBR Asset, the Company had a management agreement with FBR Asset under which the Company performed portfolio management services on behalf of FBR Asset. These services included, but were not limited to, making investment purchases and sales, collecting market information, submitting reports pertaining to FBR Asset’s assets, interest-rates, and general economic conditions, and periodic review and evaluation of the performance of FBR Asset’s portfolio of assets.

      Under this management agreement the Company received a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of FBR Asset during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of FBR Asset’s invested assets during each calendar quarter. The Company recorded $2,762 and $1,149 in base management fees during the periods ended March 31, 2003 and 2002, respectively.

      In addition, under the management agreement the Company was also entitled to receive incentive fees based on the performance of FBR Asset during the preceding four quarters, calculated: funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount was calculated as the weighted average issuance price per share of all shares of FBR Asset, multiplied by a rate equal to the average of the weekly closing rate of the ten-year U.S. Treasury during the previous 52-week period plus five percent per annum. The Company recorded $5,617 and $1,698 in incentive fees during the periods ended March 31, 2003 and 2002, respectively.

      The Company entered into an agreement in August 2001 with FBR Asset and its registered broker-dealer subsidiary, Pegasus regarding FBR Asset’s extension of credit to or investment in entities that are or may be the Company’s investment banking clients. During the periods ended March 31, 2003 and 2002, pursuant to this agreement, the Company paid $353 and $288, respectively in fees to FBR Asset in connection with investment banking transactions. Fees are earned when the related investment banking transaction is completed.

      During the period ended March 31, 2002, the Company earned $4,000 in fees in its capital markets segment in connection with the Company’s broker-dealer subsidiary underwriting a follow-on public offering for FBR Asset.

Employee Stock Purchase and Loan Plan

      In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued five-year, limited recourse promissory notes to employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the 5 million shares of stock

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

13. Related Party Transactions: (Continued)

purchased under the plan. As of March 31, 2003 and December 31, 2002, the balance outstanding on these loans was $24,562 and $24,182, respectively.

Employee Bank Loans

      FBR Group employees may apply for first mortgage residential loans from the Company’s wholly-owned subsidiary FBR National Bank & Trust. As of March 31, 2003 and December 31, 2002, the balance of outstanding loans to employees was $7,492 and $7,508, respectively.

14. Segment Information:

      The Company considers its capital markets and asset management operations to be two, separately reportable segments. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for its segments for the periods presented:

	Capital	Asset	Consolidated
	Markets	Management	Totals

Three Months Ended March 31, 2003

Total revenues	$29,363	$20,176	$49,539
Pre-tax income (loss)	(1,654)	10,220	8,566
Three Months Ended March 31, 2002

Total revenues	39,560	14,810	54,370
Pre-tax income	3,833	6,469	10,302

15. Accounting Developments:

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for the Company on January 1, 2003. SFAS 145 requires classification of gains and losses recognized from the extinguishment of debt to be included in continuing operations unless it meets the criteria of an extraordinary item. SFAS 145 also requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as a sale-leaseback transaction. Adoption of SFAS 145 had no effect on the Company’s results of operations, financial position, or liquidity but may affect the accounting for future transactions.

      The FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 had no effect on the Company’s first quarter 2003 results of operations and financial position.

      The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

15. Accounting Developments: (Continued)

the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148. The Company currently accounts for stock-based employee compensation in accordance with APB 25 and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS 148 are not applicable to the Company at this time.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Adoption of FIN 45 did not have a significant effect on the Company’s results of operations and financial position.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” (“FIN 46”) was issued in January 2003. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies to the Company in the third quarter of 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the adoption of FIN 46 will have a material effect on its financial position or results of operations.

16. Subsequent Events:

      On April 1, 2003, the Company’s Board of Directors approved a dividend of $0.34 per common share payable on April 30, 2003 to shareholders of record as of April 15, 2003.

      In April 2003, the Company’s Board of Directors authorized a new share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A Common Stock from time to time.

      In April 2003, the Company through its taxable REIT holding company subsidiary FBR TRS Holdings, Inc. and a wholly owned subsidiary grantor trust formed by FBR TRS Holdings, Inc., issued $20 million of preferred securities (“Trust Preferred securities”). The Trust Preferred securities accrue and pay interest quarterly at an annual rate of three-month LIBOR plus 3.25%, mature in thirty years and are redeemable, in whole or in part, without penalty after five years. The Company used the proceeds from the issuance to invest in additional mortgage-backed securities. The Trust Preferred securities will be treated as debt for financial reporting purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 2003 and 2002, and the Notes thereto and the Company’s 2002 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

      Our investment banking (capital raising and merger and acquisition, restructuring, and advisory services), institutional brokerage and asset management (including investments), are linked to the capital markets business activities. In addition, our business activities are focused in the financial services, real estate, technology, healthcare, energy and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, revenues can be subject to significant volatility from period to period.

      During the first quarter of 2003, the equity capital markets as a whole and our investment banking business experienced a decrease in activity in underwriting, private placement, M&A and advisory activity. The economic slowdown that began in the second half of 2000 has continued to adversely affect equity valuations and has now adversely affected the broad equity markets. In addition, the advent of decimal pricing in 2001 has continued to adversely affect secondary equity market trading margins.

      Our revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the sectors on which we focus. For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and other asset management activities is based on the value of securities held by the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. The downturn in the technology sector has adversely affected this portion of our business and caused reductions in certain unrealized gains in technology sector securities held by us either directly or through funds we manage. Although, when market conditions permit, we may take steps to realize or lock-in gains on these securities, these securities are often illiquid and therefore, such steps may not be possible, and the value of these securities is subject to increased market risk. Similarly, investment banking activities and our market share are subject to significant market risk.

      Fluctuations in revenues and net income also occur due to the overall level of market activity which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. For example, new issue activity was down significantly in the fourth quarter of 2002 and this softness has carried over into 2003. In addition, a downturn in the level of market activity can lead to a decrease in brokerage revenues. Similar to investment banking, beginning in the second half of 2002, institutional brokerage has experienced volume declines that have continued into 2003. Therefore, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

      The financial services industry continues to be affected by the intensifying competitive environment, as demonstrated by consolidation through mergers and acquisitions, as well as significant growth in competition in the market for brokerage and investment banking services. The relaxation of banks’ barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, has changed the number and size of companies competing for a similar customer base, many of which have greater capital resources and additional associated services with which to pursue these activities.

      In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. We believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue. Our merger with FBR Asset reflects this strategy to diversify and strengthen our revenue base. We may choose, from time to time, to reallocate resources based on the

BUSINESS ENVIRONMENT — continued

opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources.

Merger With FBR Asset Investment Corporation

      In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which provides that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

      On November 15, 2002, the Company announced that it had entered into a merger agreement with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation (“New FBR”), created to effect the merger (the “merger”) of FBR and FBR Asset. At separate special meetings of FBR and FBR Asset shareholders held on March 28, 2003, shareholders of both companies voted to approve the merger. The merger closed before the opening of business on March 31, 2003. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Accordingly, the consolidated balance sheet as of March 31, 2003 includes the effects of the merger and the Company’s application of the purchase method of accounting. The consolidated statements of operations and cash flows for the three months ended March 31, 2003 include one day’s effects of the merger. For the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting. The Company believes that the merger provides significant new growth opportunities and business flexibility while increasing the stability of earnings.

      Upon completion of the merger, pursuant to the merger agreement, FBR Asset merged with and into New FBR, and, immediately following that merger, FBR Group merged with and into New FBR, with New FBR continuing as the surviving company to each merger, and subsequently assuming the name Friedman, Billings, Ramsey Group, Inc. At the time of the merger, each outstanding share of FBR Group Class A common stock was converted into the right to receive one share of New FBR Class A common stock, each outstanding share of FBR Group Class B common stock was converted into the right to receive one share of New FBR Class B common stock, and each outstanding share of FBR Asset common stock was converted into the right to receive 3.65 shares of New FBR Class A common stock.

      Upon completion of the merger, the Company elected Real Estate Investment Trust (“REIT”) status for U.S. federal income tax purposes. The Company conducts its mortgage-backed securities and merchant banking investments at the parent company REIT level. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. The parent company generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Further, in order to maintain its status as a REIT, the Company is required to dividend on or before December 31, 2003 FBR Group’s undistributed earnings and profits as of the merger date estimated to be approximately $9.1 million. Failure to meet these REIT requirements could have a material adverse impact on the Company’s results or financial condition.

      Also upon completion of the merger, the Company created FBR TRS Holdings, Inc., a taxable REIT subsidiary holding company, under which the Company conducts its investment banking, institutional brokerage and asset management business in taxable REIT subsidiaries. The taxable REIT subsidiaries are fully subject to corporate income tax. Income from the taxable REIT subsidiaries may be retained by the subsidiaries or distributed to the parent REIT company.

      FBR Group’s purchase price of $774.4 million is calculated using the number of shares of New FBR Class A common stock issued in the merger of 85,973,312 (determined as the number of shares of FBR Asset common stock outstanding immediately prior to completion of the merger multiplied by the exchange ratio of 3.65) and a $8.91 per share average trading price of FBR Group common stock for a period of two days before and after the terms of the merger agreement were agreed to and announced and estimated direct merger costs of $8.4 million (the final amount of direct merger costs may differ from this estimate).

BUSINESS ENVIRONMENT — continued

Merger With FBR Asset Investment Corporation — continued

      A summary of the fair values of the net assets acquired is as follows (in thousands):

Cash	$11,258
Mortgage-backed securities	4,658,407
Equity investments	97,555
Interest receivable	30,207
Other assets	1,619
Repurchase agreements	(4,032,746)
Interest rate swaps	(10,481)
Interest payable	(13,892)
Other liabilities	(3,317)
Adjustment to eliminate FBR Group investment in FBR Asset	(67,786)
Goodwill	103,598

Total purchase price, including acquisition costs	$774,422

      The total amount of goodwill represents the cost of FBR Asset in excess of the fair value of the net assets acquired and is not deductible for tax purposes. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Instead, this asset is required to be tested at least annually for impairment.

      The following unaudited pro forma consolidated results are presented as though the merger with FBR Asset had occurred as of January 1, 2002 (in thousands, except per share data).

	Three Months Ended
	March 31,

	2003	2002

Net revenues, as reported(1)	$47,893	$54,000
Net earnings before extraordinary gain, as reported	5,723	8,889
Net revenues, pro forma	$74,211	$64,216
Net earnings before extraordinary gain, pro forma	31,549	20,500
Earnings per common share
Basic before extraordinary gain, as reported	$0.12	$0.19
Diluted before extraordinary gain, as reported	$0.12	$0.19
Basic before extraordinary gain, pro forma	$0.24	$0.25
Diluted before extraordinary gain, pro forma	$0.23	$0.25

(1)	Revenues net of interest expense

      During the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting and recorded $2.9 million of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period.

      During the first quarter of 2002, the Company recorded $4.5 million of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period. In addition, in February 2002, the Company exercised 415,805 warrants to purchase FBR Asset common stock. As a result of this transaction, the Company purchased its interest below book value creating negative goodwill which, in accordance with SFAS No. 142, the Company recorded an extraordinary gain of $1.4 million.

RESULTS OF OPERATIONS

     Three months ended March 31, 2003 compared to three months ended March 31, 2002

      Net income decreased from $10.3 million during the first quarter of 2002 to $5.7 million during the first quarter of 2003. This decrease is primarily due to decreased revenues in 2003 as compared to 2002 in our capital markets segment. Specifically, within capital markets our investment banking revenue decreased $6.2 million and institutional brokerage revenue decreased $4.5 million in the first quarter of 2003 as

RESULTS OF OPERATIONS — continued

Three months ended March 31, 2003 compared to three months ended March 31, 2002 — continued

compared to 2002. In addition, the first quarter 2003 results include a $2.8 million tax provision. There was no tax provision recorded in the first quarter 2002 due to the Company’s ability to use net operating loss (NOL) carryforwards. Increased revenues and earnings in our asset management segment during the first quarter 2003 as compared to 2002 provided an offset to the above factors.

      The Company’s revenues decreased 9% from $54.4 million in 2002 to $49.5 million in 2003 primarily due to a decrease in revenues from investment banking and institutional brokerage offset by an increase in revenues from asset management.

      Underwriting revenue decreased 29% from $12.3 million in 2002 to $8.8 million in 2003. The decrease is attributable to less managed transactions completed in 2003. During the first quarter of 2003, the Company managed three public offerings raising $626.2 million and generating $8.8 million in revenues. During the first quarter of 2002, the Company managed ten public offerings raising $1.1 billion and generating $12.3 million in revenues. Underwriting revenue during the first quarter of 2002 included $4.0 million in fees associated with FBR Asset’s secondary offering in January 2002. The average size of underwritten transactions for which we were a lead or co-manager increased from $113.0 million in 2002 to $208.7 million in 2003.

      Corporate finance revenue decreased 50% from $11.5 million in 2002 to $5.7 million in 2003 due primarily to a decrease in the number of private placement and M&A transactions completed. The Company completed one private placement in 2002 compared to no private placements in 2003. M&A and advisory fee revenue also decreased from $8.4 million in 2002 to $5.1 million in 2003 due primarily to a decrease in the per transaction fees earned on the deals completed in 2003 as compared to 2002. In 2002, the Company completed four M&A transactions compared to five completed transactions in 2003.

      Institutional brokerage revenue from principal transactions decreased 47% from $7.1 million in 2002 to $3.8 million in 2003 as a result of an increase in trading losses and decreases in both principal trading volume as well as rates.

      Institutional brokerage agency commissions decreased 14% from $8.7 million in 2002 to $7.5 million in 2003 as a result of decreases in both trading volume as well as rates.

      Asset management base management fees increased 28% from $6.0 million in 2002 to $7.7 million in 2003 as a result of an increase of $1.7 million in fees earned from FBR Asset reflecting the growth in assets under management.

      Asset management incentive allocations and fees increased 213% from $1.8 million in 2002 to $5.6 million in 2003 primarily as a result of an increase in incentive allocations earned from FBR Asset of $3.9 million in 2003 reflecting the growth and performance of FBR Asset.

      Asset management net investment income decreased 55% from $6.0 million in 2002 to $2.7 million in 2003. Net investment income in 2003 includes: $2.9 million of net investment income generated from our investment in FBR Asset offset by $(0.2) million of net investment loss from investments in our managed partnerships. Net investment income in 2002 includes: $4.5 million of net investment income generated from our investment in FBR Asset and $1.6 million of net investment income from investments in our managed partnerships. Also, the Company recorded an extraordinary gain of $1.4 million as a result of the exercise of 415,805 FBR Asset warrants.

      Asset management technology sector net investment and incentive loss decreased 60% from $(1.1) million in 2002 to $(0.4) million in 2003. Technology sector net investment and incentive loss in 2003 was from investments in venture capital proprietary investment partnerships, of which $(0.4) million was associated with Technology Venture Partners I (“TVP I”) and Technology Venture Partners II (“TVP II”). Technology sector net investment and incentive loss in 2002 was from investments in venture capital proprietary investment partnerships, of which $(0.8) million was associated with TVP I and TVP II.

      Unrealized gains or losses related to our investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $2.3 million as of March 31, 2003. If and when we liquidate these or determine that a decline in value of these investments is “other than temporary,” a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the

RESULTS OF OPERATIONS — continued

Three months ended March 31, 2003 compared to three months ended March 31, 2002 — continued

markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

      Net interest, dividends, and other revenue (net of interest expense) increased 120% from $1.5 million in 2002 to $3.3 million in 2003 primarily due to a $0.8 million increase in dividend income and an increase in net interest income of $0.9 million associated with the Company’s investments in mortgage-backed securities during the quarter and one-day’s income from FBR Asset.

      Total expenses decreased 10% from $45.5 million in 2002 to $41.0 million in 2003 due primarily to a decrease in variable compensation expense associated with decreased revenue.

      Compensation and benefits expense decreased 21% from $31.3 million in 2002 to $24.8 million in 2003. This decrease was primarily due to a decrease in compensation associated with investment banking, institutional brokerage and executive officers (as discussed in Note 7). As a percentage of revenues, compensation and benefits expense decreased from 58% in 2002 to 50% in 2003.

      Business development and professional services decreased 8% from $6.4 million in 2002 to $5.9 million in 2003 primarily due to a decrease in sub-advisory expenses and, to a lesser extent, a decrease in travel associated with the decrease in investment banking activity.

      Clearing and brokerage fees increased 97% from $0.6 million in 2002 to $1.2 million in 2003. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 4% in 2002 to 11% in 2003. The lower clearing and brokerage fees in 2002 are attributable to new clearing and execution arrangements, the terms of which were implemented retroactively, resulting in lower transaction and execution costs finalized during the first quarter of 2002.

      Occupancy and equipment expense remained consistent at $2.2 million in 2002 and 2003 primarily due to cost containment.

      Communications expense increased 6% from $2.1 million in 2002 to $2.2 million in 2003 primarily due to a 14% increase in our headcount in 2003 as compared to 2002.

      Other operating expenses increased 22% from $2.5 million in 2002 to $3.0 million in 2003 primarily due to a $0.5 million increase in the Company’s D&O and E&O insurance premiums in 2003.

      The income tax provision increased from zero in 2002 to $2.8 million in 2003. As of December 31, 2001, the Company had a net NOL carryforward to offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on this NOL carryforward, operating results during the first quarter of 2002, and estimates relative to future operating results no provision for income taxes was recorded for the three months ended March 31, 2002. During the remainder of 2002, the Company generated earnings in excess of its NOL carryforward, and its other deferred tax assets. Consequently, during the first three months of 2003, the Company recorded a $2.8 million tax provision for income during the period prior to the effective date of the merger with FBR Asset and the Company’s REIT election as well as for income generated subsequently that was attributable to the taxable REIT subsidiaries. The Company’s effective tax rate for the quarter at its taxable REIT subsidiaries was 38.9%.

LIQUIDITY AND CAPITAL RESOURCES

      Liquidity is a measurement of the Company’s ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. Historically, we have satisfied our liquidity and regulatory capital needs through three primary sources: (1) internally generated funds; (2) equity capital contributions; and (3) credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. As a result of our merger with FBR Asset and the addition of $4.7 billion of mortgage-backed securities and $4.0 billion of repurchase agreements, repurchase agreement borrowings are now an additional primary source of funds for liquidity. We have used, and may continue to use temporary subordinated loans in connection with regulatory capital

LIQUIDITY AND CAPITAL RESOURCES — continued

requirements to support our underwriting activities. At March 31, 2003, we had $20 million of short-term loans payable, representing a drawdown on a line-of-credit. We have no long-term debt other than acquisition related debt of $5.4 million.

      Our principal assets consist of cash and cash equivalents, receivables, securities held for trading purposes and long-term investments. As of March 31, 2003, liquid assets consisted primarily of cash and cash equivalents of $94.0 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. We also held $9.6 million in liquid marketable securities.

      As of March 31, 2003, we had $20.0 million outstanding under a working capital line of credit with a commercial bank. The line of credit is secured by employee receivables and is subject to liquidity tests. As of March 31, 2003, we had no additional borrowing capacity under this line. Interest on this line is payable at LIBOR plus 1.95 percent. Amounts outstanding under this the line of credit were repaid in April 2003 and the line was terminated. We also maintain a $40.0 million subordinated revolving line from an affiliate of FBR & Co.’s clearing broker that is allowable for net capital purposes and expires August 2004. There were no amounts outstanding under this line as of March 31, 2003.

      Long-term investments primarily consist of investments in managed partnerships, including hedge, private equity and venture capital funds in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), available-for-sale securities and our investment in a long-term, mezzanine, debt instrument of a privately held company. Although our investments in hedge and venture capital funds and other limited partnerships are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

      We are a financial holding company (an “FHC”) under the Gramm-Leach-Bliley Act of 1999, or GLB Act, and are therefore subject to supervision, regulation and examination by federal banking regulatory agencies. FHC’s are required to maintain capital levels in accordance with regulatory requirements. The minimum ratio of total capital to risk weighted assets is 8.0 percent and the minimum ratio of tier one capital to risk weighted assets is 4.0 percent. As of March 31, 2003, our total and tier one capital ratios were significantly in excess of required minimum levels.

      FBR & Co., FBRIS, and Pegasus as broker-dealers, are registered with the Securities and Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2003, FBR & Co. had regulatory net capital as defined of $45.0 million, which exceeded the amount required by $43.5 million, FBRIS had regulatory net capital as defined of $0.3, which exceeded the amount required by $0.2 million, Pegasus had regulatory net capital as defined of $4.58 million, which exceeded the amount required by $4.56 million and FBRIL had regulatory net capital as defined of $3.3 million, which exceeded the amount required by $1.25 million. Regulatory net capital requirements increase when the broker/ dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

      Quantitative measures established by regulation to ensure capital adequacy require FBR National Bank & Trust (“FBR National Bank”) to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2003, FBR National Bank meets all capital adequacy requirements to which it is subject.

      As of March 31, 2003, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR National Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR National Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR National Bank’s “well-capitalized” status.

      We believe that our current level of equity capital, including funds generated from operations, are adequate to meet our liquidity and regulatory capital requirements and other activities. We may, however, seek debt or equity financing, in public or private transactions, or otherwise re-deploy assets, to provide capital for corporate purposes and/or to fund strategic business opportunities, including possible acquisitions, joint

LIQUIDITY AND CAPITAL RESOURCES — continued

ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise.

      As of March 31, 2003, we had $6.4 million of uncalled commitments to various investment partnerships that may be called over the next ten years. As of March 31, 2003 and subsequently, the Company has made commitments to purchase approximately $2.2 billion in hybrid ARM securities.

      We constantly review our capital needs and sources, the cost of capital and return on equity, and we seek strategies to provide favorable returns on capital. In evaluating our anticipated capital needs and current cash resources during 1998, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our company’s Class A Common Stock. Since announcing the share repurchase program, we repurchased 1,468,027 shares as of December 31, 2002, leaving 1,031,973 additional shares authorized for repurchase. During the first quarter of 2003, pursuant to our Stock Repurchase Plan, the Company purchased 976,600 shares of its Class A Common Stock at a cost of $8.2 million. During the second quarter of 2003, our Board of Directors authorized a share repurchase program of up to 14 million shares of our company’s Class A Common Stock.

      On April 1, 2003, the Company’s Board of Directors approved a dividend of $0.34 per common share payable on April 30, 2003 to shareholders of record as of April 15, 2003.

      In April 2003, the Company through its taxable REIT holding company subsidiary FBR TRS Holdings, Inc. and a wholly owned subsidiary grantor trust formed by FBR TRS Holdings, Inc., issued $20,000 of preferred securities (“Trust Preferred securities”). The Trust Preferred securities accrue and pay interest quarterly at an annual rate of three-month LIBOR plus 3.25%, mature in thirty years and are redeemable, in whole or in part, without penalty after five years. The Company used the proceeds from the issuance to invest in additional mortgage-backed securities. The Trust Preferred securities will be treated as debt for financial reporting purposes.

      Year to-date during 2003 approximately 3 million of employee stock options have been exercised at an average exercise price of $6.00 per share providing approximately $18 million in proceeds to the Company.

      As of March 31, 2003, the Company’s marketable equity and non-public equity securities consist of the following:

	March 31, 2003

	Shares	Cost Basis	Fair Value

Accredited Home Lenders Holding Company(1)	910,697	$7,276	$7,276
American Financial Realty Trust(1),(2)	3,763,441	39,554	39,554
AmeriCredit Corp.	6,650,000	21,945	21,945
Franklin Bank Corporation	600,000	6,000	6,000
MCG Capital Corporation	625,000	6,100	6,244
Oxford Finance Corporation(2)	500,000	3,750	3,750
Saxon Capital, Inc.	1,000,000	12,930	13,310
Other	—	3,498	9,678

		$101,053	$107,757

(1)	As of March 31, 2003, the Company is restricted from selling its shares based on the terms of its purchase.

(2)	As of March 31, 2003, these shares are not registered for public trading.

CRITICAL ACCOUNTING POLICIES

      We believe our most critical accounting policies that are both very important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates include: 1) valuation of private and restricted public company investments, 2) recognition of incentive allocation revenue, 3) the effective interest rate method the Company uses to recognize interest income on mortgage-backed securities, 4) valuation allowance determination related to

CRITICAL ACCOUNTING POLICIES — continued

deferred taxes, and 5) the impairment assessments we apply to our long-term investments in marketable equity securities.

      As of March 31, 2003 our pro rata share of non-public securities of partnerships that we manage (including unrealized gains and incentive allocations) and non-public direct investments was $80.7 million. At March 31, 2003, there is no investment valuation allowance recorded on our balance sheet relative to these investments and with respect to our available-for-sale investment securities.

      The investment partnerships that we manage record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market (in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant proportions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold.

      We receive incentive allocations based on the operating results of our managed partnerships. Incentive allocations represent a share of the gains in the partnerships, and are based on our partnership capital account, assuming the partnership were terminated on the balance sheet date. Incentive allocations may be based on unrealized and realized gains and losses, and could vary significantly in the future based upon the ultimate realization of the gains or losses. We may, therefore, reverse previously recognized incentive allocations in future periods.

      Interest income incudes contractual interest payments adjusted for the amortization of premiums or discounts recorded upon purchase of mortgage-backed securities. Changes in anticipated yields result primarily from changes in actual and projected cash flows and estimated prepayments. Changes in the yield that result from changes in the anticipated cash flows and prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment. The mortgage-backed portfolio had $127.7 million of net premium at March 31, 2003. Generally, if future prepayment speeds occur faster than estimated the effective yield on the mortgage-backed portfolio should decrease, and conversely, if prepayment speeds occur slower than estimated, the effective yield should increase.

      Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more likely than not that they will not be realized. We previously have provided a valuation allowance against our deferred tax assets based on our ongoing assessment of their future realization. This allowance was reversed during 2002 in connection with the Company’s utilization of its tax net operating loss carryforward.

      We evaluate our long-term investments in marketable equity securities for other than temporary impairment. If it is determined that an investment is impaired then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings as opposed to through other comprehensive income, as other temporary changes in fair value would be. The value of our long-term investments in marketable equity securities can fluctuate significantly. Generally, when a long-term marketable equity security’s value has been below its current basis for an extended period of time we will record an impairment charge.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or, a change in the credit rating of an issuer. The Company is exposed to the following market risks as a result of its investments in mortgage-backed securities and equity investments. Except for trading securities held by FBR & Co., none of these investments are held for trading purposes.

Interest Rate Risk

      The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreements, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. The counter parties to the Company’s interest rate swap agreements at March 31, 2003 are U.S. broker-dealers.

      The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down and durations may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s swap position as the cash flows from receiving the floating rate portion increases over the fixed rate paid under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities, paying fixed and receiving floating interest rate swaps, and Eurodollar futures contracts.

      The Company records its interest-rate swap agreements at fair value. The differential between amounts paid and received under the interest rate swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreements. In addition, the Company records the ineffectiveness of its hedges, if any, in interest expense. In the event of early termination of an interest rate swap agreement, the Company receives or makes a payment based on the fair value of the instrument, and the related deferred gain or loss recorded in other comprehensive income is amortized into income or expense over the original hedge period.

      The table that follows shows the expected change in market value for the Company’s current mortgage-backed securities and interest-rate swaps under several interest-rate “shocks.” Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

      Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at March 31, 2003.” Actual results could differ significantly from these estimates.

      The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a third party’s proprietary model. This model forecasts prepayment speeds based, in part, on each security’s issuing agency (Ginnie Mae, Fannie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (in thousands).

		Value at		Value at
		March 31, 2003		March 31, 2003
		with 100 basis		with 100 basis
	Value at	point increase	Percent	point decrease	Percent
	March 31, 2003(1)	in interest rates	Change	in interest rates	Change

Assets
Mortgage-backed securities	$5,019,077	$4,956,338	(1.25)%	$5,077,800	1.17%
Other	482,030	482,030		482,030

Total Assets	$5,501,107	$5,438,368	(1.14)%	$5,559,830	1.07%

Liabilities
Interest-rate swaps(2)	$10,480	$4,898	(53.26)%	$16,062	53.26%
Other	4,478,980	4,478,980		4,478,980

Total Liabilities	4,489,460	4,483,878	(0.12)%	4,495,042	0.12%
Shareholders’ Equity
Common stock	1,356	1,356		1,356
Paid-in-capital	974,082	974,082		974,082
Employee stock loan receivable	(24,562)	(24,562)		(24,562)
Accumulated other comprehensive income	2,275	(54,882)	(2,512.40)%	55,416	2,335.87%
Retained earnings	58,496	58,496		58,496

Total Shareholders’ Equity	1,011,647	954,490	(5.65)%	1,064,788	5.25%
Total Liabilities and Shareholders’ Equity	$5,501,107	$5,438,368	(1.14)%	$5,559,830	1.07%

Book Value per Share	$7.69	$7.25		$8.09

(1)	Includes accrued interest.

(2)	The carrying value of the interest rate swaps in the Company’s financial statements equals $(10,480) million. See Note 6 to the Consolidated Financial Statements at page 11. The fair value of the interest rate swaps are based on quoted market prices as of March 31, 2003.

      As shown above, the mortgage-backed securities portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. This may effectively limit an investor’s upside potential in a market rally.

      The value of the Company’s direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, many of the companies are exposed to risks similar to those identified above as being applicable to the Company’s direct investments. Additionally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which the Company invests has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of the companies in which the Company has invested.

Equity Price Risk

      The Company is exposed to equity price risk as a result of its investments in investment partnerships, marketable equity securities, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

      While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of March 31, 2003 (in thousands).

		Value at		Value at
		March 31, 2003		March 31, 2003
	Value at	with 10% Increase	Percent	with 10% Decrease	Percent
	March 31, 2003	in Price	Change	in Price	Change

Assets
Long-term investments	$173,146	$190,461	10.00%	$155,832	(10.00)%
Trading securities	9,627	10,590	10.00%	8,664	(10.00)%
Other	5,318,334	5,318,334		5,318,334

Total Assets	$5,501,107	$5,519,385	0.33%	$5,482,830	(0.33)%

Liabilities	$4,489,460	$4,489,460		$4,489,460
Shareholders’ Equity
Common stock	1,356	1,356		1,356
Paid-in-capital	974,082	974,082		974,082
Employee stock loan receivable	(24,562)	(24,562)		(24,562)
Accumulated comprehensive income	2,275	7,575	232.97%	(3,025)	(232.97)%
Retained deficit	58,496	71,474	22.18%	45,519	22.18%

Total Shareholders’ Equity	1,011,647	1,029,925	1.81%	993,370	(1.81)%

Total Liabilities and Shareholders’ Equity	$5,501,107	$5,519,385	0.33%	$5,482,830	(0.33)%

Book Value per Share	$7.69	$7.75	0.78%	$7.55	(0.78)%

      Except to the extent that the Company sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company’s earnings, however an increase or decrease in interest rates would affect the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies’ earnings are affected by changes in the market value of their assets, that could in turn impact their ability to pay dividends, which could in turn affect the Company’s earnings.

Item 4. Controls and Procedures

      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officers, Emanuel J. Friedman and Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Emanuel J. Friedman, Eric F. Billings and Kurt R. Harrington concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

      Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Forward-Looking Statements

      This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads, mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel, and general economic, political, and market conditions. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2002 and especially the section “Risk Factors”.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

99.01	Certification of Co-Chief Executive Officers and Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

•	May 7, 2003: First Quarter 2003 Earnings Press Release; Unaudited Condensed Pro Forma Consolidated Statements of Operations for the Quarter Ended March 31, 2003; Script of Prepared Statements for the First Quarter 2003 Conference Call, May 7, 2003.

•	April 23, 2003: Press Release Announcing the Board of Directors’ Authorization of Stock Repurchases.

•	March 31, 2003: Announcement of the Merger of Friedman, Billings, Ramsey Group, Inc. and FBR Asset Investment Corporation.

•	March 28, 2003: Announcement of Shareholder Approval of the Agreement and Plan of Merger dated as of November 14, 2002.

•	January 29, 2003: Fourth Quarter 2002 Earnings Press Release; Long-Term Investment Matrix.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON

Kurt R. Harrington
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2003

By:	/s/ ROBERT J. KIERNAN

Robert J. Kiernan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 15, 2003

CERTIFICATION

I, Emanuel J. Friedman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Friedman, Billings, Ramsey Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 15, 2003

/s/ EMANUEL J. FRIEDMAN

Emanuel J. Friedman
Co-Chairman and Co-Chief Executive Officer

CERTIFICATION

      I, Eric F. Billings, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Friedman, Billings, Ramsey Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 15, 2003

/s/ ERIC F. BILLINGS

Eric F. Billings
Co-Chairman and Co-Chief Executive Officer

CERTIFICATION

      I, Kurt R. Harrington, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Friedman, Billings, Ramsey Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 15, 2003

/s/ KURT R. HARRINGTON

Kurt R. Harrington
Chief Financial Officer