Form 10-Q
period 2003-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2003-08-14
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	114,095,649 shares as of July 31, 2003
Class B Common Stock	25,975,449 shares as of July 31, 2003

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

[1]	On March 31, 2003, Friedman, Billings, Ramsey Group, Inc. (“the Company” or “FBR”) completed its merger with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation, created to effect the merger (the “merger”) of FBR and FBR Asset. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. For the period from January 1, 2003 through March 30, 2003, and prior periods the Company accounted for its investment in FBR Asset using the equity method of accounting. See Note 2 to the Consolidated Financial Statements at page 8.

PART I — FINANCIAL INFORMATION

Item 1 —  Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$116,015	$90,007
Receivables:
Interest	42,434	—
Asset management fees	5,742	13,494
Investment banking	19,289	1,725
Affiliates	4,779	7,117
Other	2,848	5,786
Investments:
Mortgage-backed securities, at fair value	8,135,379	38,505
Long-term investments	236,247	150,447
Trading securities, at fair value	5,469	8,298
Due from clearing broker	31,292	43,146
Bank loans and other assets, held for sale	15,901	18,997
Goodwill	108,013	1,800
Management contract intangible	16,972	17,629
Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $21,260 and $20,013, respectively	5,281	5,211
Prepaid expenses and other assets	9,657	4,023

Total assets	$8,755,318	$406,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$2,629	$19,932
Repurchase agreements	7,417,418	16,352
Interest rate swaps	10,275	—
Interest payable	9,809	—
Accounts payable and accrued expenses	23,991	16,412
Accrued compensation and benefits	34,592	41,255
Bank deposits, held for sale	55,002	51,215
Short-term loans payable	40,000	10,588
Long-term debt	25,509	5,266

Total liabilities	7,619,225	161,020

Shareholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 and 15,000,000 shares authorized, respectively, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 and 150,000,000 shares authorized, respectively, 114,095,649 and 24,480,092 shares issued and outstanding, respectively	1,141	245
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 25,975,449 shares issued and outstanding	260	260
Additional paid-in capital	996,448	211,724
Employee stock loan receivable (3,984,000 and 4,000,000 shares)	(24,824)	(24,182)
Accumulated other comprehensive income, net	91,677	4,345
Retained earnings	71,391	52,773

Total shareholders’ equity	1,136,093	245,165

Total liabilities and shareholders’ equity	$8,755,318	$406,185

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	June 30,
	2003	2002
Revenues:
Investment banking:
Underwriting	$23,975	$25,248
Corporate finance	13,383	9,827
Investment gains	5,433	1,595
Institutional brokerage:
Principal transactions	6,576	8,372
Agency commissions	13,049	9,954
Asset management:
Base management fees	5,369	7,633
Incentive allocations and fees	1,133	2,902
Net investment income	8,968	8,517
Technology sector net investment and incentive loss	(66)	(2,432)
Principal investment:
Interest	49,088	—
Realized gains	17,770	—
Dividends	1,542	—
Other	2,219	1,638

Total revenues	148,439	73,254
Interest expense	19,721	430

Revenues, net of interest expense	128,718	72,824

Expenses:
Compensation and benefits	42,841	38,411
Business development and professional services	10,678	7,982
Clearing and brokerage fees	1,748	1,817
Occupancy and equipment	2,217	2,046
Communications	2,228	2,187
Other operating expenses	4,053	2,602

Total expenses	63,765	55,045

Net income before taxes	64,953	17,779
Income tax provision	6,181	—

Net income	$58,772	$17,779

Basic earnings per share	$0.43	$0.39

Diluted earnings per share	$0.43	$0.36

Dividends declared per share	$0.68	$—

Weighted average shares outstanding:

Basic	135,467	45,944

Diluted	136,190	48,772

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Revenues:
Investment banking:
Underwriting	$32,763	$37,558
Corporate finance	19,102	21,301
Investment gains	8,665	1,786
Institutional brokerage:
Principal transactions	10,327	15,430
Agency commissions	20,586	18,699
Asset management:
Base management fees	13,060	13,629
Incentive allocations and fees	6,712	4,685
Net investment income	11,594	14,539
Technology sector net investment and incentive loss	(503)	(3,531)
Principal investment:
Interest	51,583	—
Realized gains	17,829	—
Dividends	2,483	—
Other	3,777	3,528

Total Revenues	197,978	127,624
Interest Expense	21,367	800

Revenues, net of interest expense	176,611	126,824

Expenses:
Compensation and benefits	67,645	69,730
Business development and professional services	16,557	14,394
Clearing and brokerage fees	2,980	2,443
Occupancy and equipment	4,416	4,255
Communications	4,437	4,266
Other operating expenses	7,057	5,068

Total expenses	103,092	100,156

Net income before taxes and extraordinary gain	73,519	26,668
Income tax provision	9,024	—

Net income before extraordinary gain	64,495	26,668
Extraordinary gain	—	1,413

Net income	$64,495	$28,081

Basic earnings per share before extraordinary gain	$0.70	$0.58

Diluted earnings per share before extraordinary gain	$0.69	$0.56

Basic earnings per share	$0.70	$0.61

Diluted earnings per share	$0.69	$0.59

Dividends declared per share	$0.68	$—

Weighted average shares outstanding:

Basic	91,502	45,804

Diluted	92,821	47,500

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

						Employee	Accumulated
	Class A		Class B		Additional	Stock	Other	Retained
	Number	Class A	Number	Class B	Paid-In	Loan	Comprehensive	Earnings		Comprehensive
	Of Shares	Amount	of Shares	Amount	Capital	Receivable	Income	(Deficit)	Total	Income
Balances, January 1, 2002	22,658,941	$227	26,946,029	$269	$204,805	$(22,706)	$3,226	$(510)	$185,311

Net Income	—	—	—	—	—	—	—	53,283	53,283	$53,283
Conversion of Class B shares to
Class A shares	970,580	9	(970,580)	(9)	—	—	—	—	—
Issuance of Class A common shares	850,571	9	—	—	5,443	—	—	—	5,452
Interest on employee stock purchase and loan plan	—	—	—	—	1,476	(1,476)	—	—	—	—
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities, net	—	—	—	—	—	—	1,119	—	1,119	1,119

Comprehensive income	—	—	—	—	—	—	—	—	—	$54,402

Balances, December 31, 2002	24,480,092	245	25,975,449	260	211,724	(24,182)	4,345	52,773	245,165

Net Income	—	—	—	—	—	—	—	64,495	64,495	$64,495
Repurchase of Class A shares	(976,600)	(10)	—	—	(8,173)	—	—	—	(8,183)
Issuance of Class A common shares	90,592,157	906	—	—	792,137	—	—	—	793,043
Repayment of employee stock purchase and loan plan receivable	—	—	—	—	—	118	—	—	118
Interest on employee stock purchase and loan plan	—	—	—	—	760	(760)	—	—	—
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities and interest rate swaps, net	—	—	—	—	—	—	87,332	—	87,332	87,332

Comprehensive income	—	—	—	—	—	—	—	—	—	$151,827

Dividends	—	—	—	—	—	—	—	(45,877)	(45,877)

Balances, June 30, 2003	114,095,649	$1,141	25,975,449	$260	$996,448	$(24,824)	$91,677	$71,391	$1,136,093

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net income	$64,495	$28,081
Non-cash items included in earnings:
Incentive allocations and fees and net investment (income) loss from long-term investments	(31,338)	(9,781)
Premium amortization on mortgage-backed securities	25,322	—
Interest rate swap basis adjustment	(7,142)	—
Depreciation and amortization	2,195	2,102
Extraordinary gain	—	(1,413)
Other	243	263
Changes in operating assets:
Receivables:
Investment banking	(17,198)	(809)
Asset management fees	7,673	(4,525)
Affiliates	3,321	(390)
Other	(9,289)	2,176
Due from clearing broker	11,854	(31,540))
Marketable and trading securities	2,829	13,490
Prepaid expenses and other assets	(14,381)	(766)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	(17,303)	(4,243)
Accounts payable and accrued expenses	3,560	9,120
Accrued compensation and benefits	(6,663)	8,361

Net cash provided by operating activities	18,178	10,126

Cash flows from investment activities:
FBR Asset cash acquired	11,258	—
Purchases of mortgage-backed securities	(5,813,085)	(19,084)
Receipt of principal payments or mortgage-backed securities	911,658	1,519
Proceeds from sales of mortgage-backed securities	1,478,630	2,009
Bank loans, net of allowances	2,966	(1,612)
Purchases of fixed assets	(1,478)	(755)
Purchases of long-term investments	(1,104)	(29,312)
Proceeds from sales of long-term investments	24,387	12,830

Net cash used in investing activities	(3,386,768)	(34,405)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	20,000	—
Repayments of long-term debt	(970)	(970)
Proceeds from repurchase agreements, net	3,368,320	19,000
Proceeds from short-term borrowings	40,000	—
Repayments of short-term borrowings	(9,618)	(2,067)
Net increase in bank deposits	3,787	7,753
Dividends paid	(45,877)	—
Repurchases of Class A common shares	(8,183)	1,399
Proceeds from issuance of common stock	27,021	3,038
Repayments of employee stock loan receivable	118	—

Net cash provided by financing activities	3,394,598	28,153

Net increase in cash and cash equivalents	26,008	3,874
Cash and cash equivalents, beginning of period	90,007	46,246

Cash and cash equivalents, end of period	$116,015	$50,120

Note:	The Company’s merger with FBR Asset was a non-cash transaction see Note 2.
Cash payments for interest were $18,700 for the six months ended June 30, 2003 and approximated interest expense for the six months ended June 30, 2002.
Cash payments for taxes for the six months ended June 30, 2003 and 2002 were $4,819 and $0, respectively.

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

2.    FBR Asset Investment Corporation:

Merger With FBR Asset Investment Corporation

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which provides that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

On November 15, 2002, the Company announced that it had entered into a merger agreement with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation (“New FBR”), created to effect the merger (the “merger”) of FBR and FBR Asset. At separate special meetings of FBR and FBR Asset shareholders held on March 28, 2003, shareholders of both companies voted to approve the merger. The merger closed before the opening of business on March 31, 2003. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Accordingly, the consolidated balance sheet as of June 30, 2003 includes the effects of the merger and the Company’s application of the purchase method of accounting. Additionally, the consolidated statements of operations and cash flows for the respective periods ended June 30, 2003 include the combined results of the Company and FBR Asset for the period from March 31, 2003 to June 30, 2003. During the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting. The Company believes that the merger provides significant new growth opportunities and business flexibility while increasing the stability of earnings.

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

FBR Group’s purchase price of $776,862 is calculated using the number of shares of New FBR Class A common stock issued in the merger of 85,973,312 (determined as the number of shares of FBR Asset common stock outstanding immediately prior to completion of the merger multiplied by the exchange ratio of 3.65) and a $8.91 per share average trading price of FBR Group common stock for a period of two days before and after the terms of the merger agreement were agreed to and announced and estimated direct merger costs of $10,840.

A summary of the fair values of the net assets acquired is as follows:

Cash	$11,258
Mortgage-backed securities	4,658,407
Equity investments	97,555
Interest receivable	30,207
Other assets	1,535
Repurchase agreements	(4,032,746)
Interest rate swaps	(10,481)
Interest payable	(13,892)
Other liabilities	(3,408)
Adjustment to eliminate FBR Group investment in FBR Asset	(67,786)
Goodwill	106,213

Total purchase price, including acquisition costs	$776,862

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

The following unaudited pro forma consolidated results are presented as though the merger with FBR Asset had occurred as of January 1, 2002.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Actual
	2003		2002	2003	2002
Gross revenues, as reported		$148,439	$73,254	$197,978	$127,624
Net revenues, as reported		128,718	72,824	176,611	126,824
Net earnings before extraordinary gain, as reported		58,772	17,779	64,495	26,668
Gross revenues, pro forma		n/a	$98,791	$245,222	$163,473
Net revenues, pro forma		n/a	85,915	202,929	150,131
Net earnings before extraordinary gain, pro forma		n/a	31,643	90,321	52,143
Earnings per common share
Basic before extraordinary gain, as reported		$0.43	$0.39	$0.70	$0.58

Diluted before extraordinary gain, as reported		$0.43	$0.36	$0.69	$0.56

Basic before extraordinary gain, pro forma	$	n/a	$0.30	$0.67	$0.55

Diluted before extraordinary gain, pro forma	$	n/a	$0.29	$0.66	$0.54

Investment in FBR Asset

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

During the three and six months ended June 30, 2002, the Company recorded $8,761 and $13,217, respectively, of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period. In addition, in February 2002, the Company exercised 415,805 warrants to purchase FBR Asset common stock. As a result of this transaction, the Company purchased its interest below book value creating negative goodwill which, in accordance with SFAS 142, the Company recorded an extraordinary gain of $1,413.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

2.    FBR Asset Investment Corporation:  (Continued)

Under this management agreement the Company received a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of FBR Asset during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of FBR Asset’s invested assets during each calendar quarter. During the period January 1, 2003 through March 30, 2003, the Company recorded $2,762 in base management fees. During the three and six months ended June 30, 2002, the Company recorded $1,975 and $3,124, respectively, in base management fees.

In addition, under the management agreement the Company was also entitled to receive incentive fees based on the performance of FBR Asset during the preceding four quarters, calculated: funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount was calculated as the weighted average issuance price per share of all shares of FBR Asset, multiplied by a rate equal to the average of the weekly closing rate of the ten-year U.S. Treasury during the previous 52-week period plus five percent per annum. During the period January 1, 2003 through March 30, 2003, the Company recorded $5,617 in incentive fees. During the three and six month periods ended June 30, 2002, the Company recorded $ 2,836 and $4,534, respectively.

The Company entered into an agreement in August 2001 with FBR Asset and its registered broker-dealer subsidiary, Pegasus, regarding FBR Asset’s extension of credit to or investment in entities that are or may be the Company’s investment banking clients. During the period January 1, 2003 through March 30, 2003, pursuant to this agreement, the Company paid $353 in fees to FBR Asset in connection with investment banking transactions. During the three and six months periods ended June 30, 2002, pursuant to this agreement, the Company paid $6 and $294, respectively, in fees to FBR Asset in connection with investment banking transactions. Fees are earned when the related investment banking transaction is completed.

During the three and six month periods ended June 30, 2002, the Company earned $6,914 and $10,930, respectively, in fees in its capital markets segment in connection with the Company’s broker dealer subsidiary underwriting follow on public offerings for FBR Asset.

3.    Stock Compensation:

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Pursuant to SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. The exercise prices of all options granted in 2002 and 2003 equaled the market prices on the dates of grants, therefore, the Company did not record any compensation expense in 2002 or 2003 related to option grants. All outstanding stock options at March 30, 2003 vested as a result of the merger with FBR Asset. The following pro forma financial information reflects the application of SFAS 123’s fair value approach to recording stock compensation.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

3.    Stock Compensation: (Continued)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2003		2002	2003	2002
Net income before extraordinary gain, as reported	$58,772		$17,779	$64,495	$26,668
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(1)	2,639	1,609	5,253

Pro forma net income before extraordinary gain	$58,772		$15,140	$62,886	$21,415
Earnings per share before extraordinary gain:
Basic — as reported	$0.43		$0.39	$0.70	$0.58

Basic — pro forma	$0.43		$0.33	$0.68	$0.47

Diluted — as reported	$0.43		$0.36	$0.69	$0.56

Diluted — pro forma	$0.43		$0.31	$0.68	$0.45

(1)	All options outstanding at March 30, 2003 vested at the time of the merger with FBR Asset, therefore there is no subsequent compensation expense applicable to these options.

4.    Long-Term Investments, Incentive Allocations and Net Investment Income (Loss):

Asset Management Revenue

The Company records three types of asset management revenue:

1.	Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of mutual funds, partnerships, separate accounts, and prior to March 31, 2003, FBR Asset, based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s statements of operations.

2.	The Company also receives incentive income based upon the operating results of the partnerships, and for periods prior to March 31, 2003, FBR Asset. Incentive income represents a share of the gains in the partnerships and FBR Asset, and is recorded in incentive allocations and fees in the statements of operations. The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore, reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of June 30, 2003, $3,422 was subject to such potential future reversal.

3.	The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships, and for periods prior to March 31, 2003, FBR Asset. Income or loss allocations are recorded in net investment income (loss) and technology sector investment and incentive income (loss) in the Company’s statements of operations. The partnerships record their investments at fair value with changes in fair value reported in the partnerships’ earnings at each reporting date. Accordingly, partners’ capital accounts at each reporting date include all applicable allocations of partnership realized and unrealized gains and losses.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.    Long-Term Investments, Incentive Allocations and Net Investment Income (Loss): (Continued)

Long-Term Investments

Long-term investments consist of the following:

	June 30, 2003	December 31, 2002
Mortgage-backed securities	$8,135,379	$38,505
Equity method investments:
Proprietary investment partnerships, excluding technology sector	44,351	26,645
FBR Asset	—	74,776
Merchant Banking:
Marketable equity securities	138,866	3,498
Non-public equity securities	9,750	—
Private debt investments	7,500	7,500
Cost method investments, excluding technology sector	750	750
Other	19,916	9,457

	221,133	122,626

Equity method investments — technology sector	6,787	20,004
Cost method investments — technology sector	8,327	7,817

	15,114	27,821

Total long-term investments	$236,247	$150,447

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

The Company’s available-for-sale securities as of June 30, 2003 and December 31, 2002 were:

	June 30, 2003
		Unrealized
	Amortized
	Cost	Gains	Losses	Fair Value
Mortgage-backed securities (1)	$8,099,378	$40,550	$(4,549)	$8,135,379
Marketable equity securities	82,660	56,206	—	138,866

	$8,182,038	$96,756	$(4,549)	$8,274,245

(1)	As of June 30, 2003, the mortgage-backed securities portfolio had a net premium of $187,732. This premium includes purchase accounting adjustments that stepped up the basis of the securities acquired from FBR Asset based on the values of the securities at the time of the merger.

	December 31, 2002
		Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$38,009	$502	$(6)	$38,505
Marketable equity securities	3,498	—	—	3,498

	$41,507	$502	$(6)	$42,003

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.    Long-Term Investments, Incentive Allocations and Net Investment Income (Loss): (Continued)

During the three and six months ended June 30, 2003, the weighted average coupon rate on the Company’s mortgage-backed securities (representing securities acquired in the merger with FBR Asset as well as approximately $360,000 of securities acquired by the Company in 2003 prior to the merger) was 4.78 % and 4.76%, respectively. During the three and six months ended June 30, 2002, the Company’s investments in mortgage backed securities did not have a significant effect on the Company’s results of operations. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 2.37 years as of June 30, 2003. The duration of the mortgage-backed securities portfolio was 1.15 as of June 30, 2003.

As of June 30, 2003, $7,448,392 (fair value) of the mortgage-backed securities were pledged as collateral for repurchase agreements.

5.    Borrowings:

Repurchase Agreements

At June 30, 2003, the Company had borrowings of $7,417,418 outstanding under repurchase agreements with a weighted average borrowing rate of 1.19% and a remaining weighted-average term to maturity of 20.4 days. During the three and six months ending June 30, 2003, the weighted average borrowing rate was 1.29%, and the weighted average repurchase agreement balances were $5,950,000 and $3,140,000, respectively. These amounts are based on repurchase agreements acquired in the merger with FBR Asset as well as approximately $300,000 of repurchase agreements entered into by the Company in 2003 prior to the merger. See also Note 6 for information regarding the effects of interest rate swaps on the Company’s borrowing costs.

Short Term Loans Payable

At June 30, 2003, the Company’s short term loans payable consist of amounts outstanding under the Company’s $40,000 subordinated revolving line of credit with an affiliate of FBR & Co’s clearing broker. The interest rate on this line of credit is broker’s call plus 2% which was 4% as of June 30, 2003. The $40,000 outstanding at June 30, 2003 was repaid in July 2003.

Long Term Debt

In April 2003, the Company through its taxable REIT holding company FBR TRS Holdings, Inc. and a wholly owned subsidiary grantor trust, FBR Capital Trust I (“Trust”), formed by FBR TRS Holdings, Inc., issued $20,000 of preferred securities (“Trust Preferred securities”). The Trust Preferred securities accrue and pay interest quarterly at an annual rate of three-month LIBOR plus 3.25%, but no more than 12% until March 2008. The Trust used the net proceeds from the offering to purchase $20,620 of the unsecured junior subordinated deferrable interest notes of the Company (“Junior Subordinated Notes”). Junior Subordinated Notes are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Junior Subordinated Notes and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Notes on March 30, 2033, or upon earlier redemption as provided in the indenture. Specifically, subsequent to June 30, 2008, the Company may redeem the securities in whole at any time or in part from time to time at a redemption amount equal to the principal amount thereof plus accrued interest. For financial reporting purposes the Company’s $20,000 net proceeds are accounted for as debt with interest payments charged to interest expense. The Company used the proceeds from the issuance to invest in additional mortgage-backed securities.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

6.    Derivative Financial Instruments and Hedging Activities:

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. At June 30, 2003, the Company was party to six interest rate swap agreements. Four of the interest rate swaps ($3,050,000 notional) previously were held by FBR Asset and were acquired by the Company as a result of the merger, and the Company entered into two interest rate swaps ($2,000,000 notional) during the second quarter of 2003. The counter parties to the interest rate swap agreements are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below.

The notional amount of each agreement is matched against a like amount of current and anticipated borrowings under repurchase agreements to hedge the variability in interest payments associated with the repurchase agreements. The interest rate swap agreements are highly effective hedges and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows. The net effect of the Company’s interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to reduce expense by $400 for the three months ended June 30, 2003. The total amount deferred in other comprehensive income relating to interest rate swaps is $(983) at June 30, 2003, and relates to interest rate swaps entered into subsequent to the merger with FBR Asset.

The Company held the following derivative financial instruments at June 30, 2003.

Interest Rate Swaps

Current Notional Amount	Fixed Rate	Three-month LIBOR Rate	Termination Date	Fair Value
$3,000,000	2.20% (1)	1.36% (1)	July 24, 2003 (1)	$(6,342)
2,000,000	1.31% (2)	N/A (3)	October 15, 2004	(983)
50,000	4.97%	1.35%	July 27, 2004	(2,950)

$5,050,000				$(10,275)

(1)	Average of three, one billion dollar notional swaps acquired as a result of the merger with FBR Asset
(2)	Average of two, one billion dollar notional swaps entered into during the second quarter of 2003
(3)	These interest rate swaps are forward starting and do not begin until October 2003.

The Company held no similar derivative financial instruments at December 31, 2002.

7.    Executive Officer Compensation:

During 2003, certain of the Company’s executive officers are eligible for incentive bonuses under the Key Employee Incentive Plan (the “Plan”). The incentive bonus pool is calculated based on pre-tax and pre-bonus profits as specified in the Plan. During the three and six months ended June 30, 2003, the Company recorded $5,648 and $6,600, respectively, of executive officer compensation under the Plan, all of which is accrued as of June 30, 2003. Certain other of the Company’s executive officers are eligible for incentive bonuses under the Plan based on the results of the revenue generating operations for which they have responsibility.

During the three and six months ended June 30, 2002, the Company incurred $4,910 and $7,020, respectively, of executive officer compensation under a comparable plan. As of June 30, 2002, the Company had paid $1,490 of executive office compensation and $5,530 was accrued.

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

During the three and six months ended June 30, 2003, the Company recorded $6,181 and $9,024, respectively, of income tax expense for income during the period prior to the effective date of the merger with FBR Asset and the Company’s REIT election as well as for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate for the three months ended June 30, 2003 at its taxable REIT subsidiaries was 39.9%.

As of December 31, 2001, the Company had a net operating loss (NOL) carryforward to offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on this NOL carryforward, operating results during the first and second quarters of 2002, and estimates relative to future operating results, for the three and six months ended June 30, 2002, no provision for income taxes was recorded.

9.    Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), FBR Investment Services, Inc. (“FBRIS”), and Pegasus Capital Corporation (“Pegasus”) are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (“the rule”), which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. As of June 30, 2003, FBR & Co. had regulatory net capital as defined of $77,706, FBRIS had regulatory net capital as defined of $243, and Pegasus had regulatory net capital as defined of $4,442, each of which exceeded the amount required.

The Company’s U.K. broker-dealer subsidiary, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”) is subject to the net capital rules of the Financial Services Authority. As of June 30, 2003, FBRIL had regulatory net capital as defined of $3,268, which exceeded the amount required.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

10.    Earnings Per Share:

The following table presents the computations of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	135,467	135,467	45,944	45,944
Stock options	—	723	—	2,828

Weighted average common and common equivalent shares outstanding	135,467	136,190	45,944	48,772

Net earnings before extraordinary gain applicable to common stock	$58,772	$58,772	$17,779	$17,779

Earnings before extraordinary gain per common share	$0.43	$0.43	$0.39	$0.36

Net earnings applicable to common stock	$58,772	$58,772	$17,779	$17,779

Earnings per common share	$0.43	$0.43	$0.39	$0.36

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	91,502	91,502	45,804	45,804
Stock options	—	1,319	—	1,696

Weighted average common and common equivalent shares outstanding	91,502	92,821	45,804	47,500

Net earnings before extraordinary gain applicable to common stock	$64,495	$64,495	$26,668	$26,668

Earnings before extraordinary gain per common share	$0.70	$0.69	$0.58	$0.56

Net earnings applicable to common stock	$64,495	$64,495	$28,081	$28,801

Earnings per common share	$0.70	$0.69	$0.61	$0.59

As of June 30, 2003 and 2002, respectively, 7,990,782 and 11,566,782 options to purchase shares of common stock were outstanding (both including approximately 4,000,000 shares associated with the Employee Stock Purchase and Loan Plan that are treated as options). As of June 30, 2003 and 2002, respectively, 7,990,782 and 4,129,353 of the total outstanding options were exercisable and 2,461,150 and 2,518,575 were anti-dilutive.

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

	2003	2004	2005	2006	2007	Thereafter	Total
Repurchase agreement borrowings	$7,417,418	$—	$—	$—	$—	$—	$7,417,418
Short-term debt	40,000	—	—	—	—	—	40,000
Long-term debt	—	970	970	970	970	23,880	27,760
Minimum rental commitments	1,660	3,177	2,929	2,854	2,739	2,377	15,736
Capital commitments (1)	—	—	—	—	—	—	—

Total Contractual Obligations	$7,459,078	$4,147	$3,899	$3,824	$3,709	$26,257	$7,500,914

(1)	The table above excludes $6,121 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Investment Commitments

As of June 30, 2003 and subsequently, the Company has made commitments to purchase approximately $850,000 in hybrid ARM securities.

Litigation

As of June 30, 2003, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together “litigation”) relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses, including examination by regulatory bodies and requests for information relating to such examinations. There can be no assurance that these matters will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or liquidity. However, if, during any period, a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

12.    Shareholders’ Equity:

In April 2003, the Company’s Board of Directors authorized a new share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. There were no share repurchases during the three months ended June 30, 2003. Under a previous share repurchase program, during the three months ended March 31, 2003, the Company repurchased 976,000 shares of its Class A common stock at a cost of $8,200.

On April 1, 2003, the Company’s Board of Directors approved a dividend of $0.34 per common share payable on April 30, 2003 to shareholders of record as of April 15, 2003.

On June 12, 2003, the Company’s Board of Directors approved a dividend of $0.34 per common share payable on July 31, 2003 to shareholders of record on July 1, 2003.

13.    Related Party Transactions:

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the 5 million shares of stock purchased under the plan. As of June 30, 2003 and December 31, 2002, the balance outstanding on these loans was $24,824 and $24,182, respectively. During the three months ended June 30, 2003, $1,360 of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

14.    Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be three separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management includes the Company’s fee based asset management operations as well as certain investments that are incidental to asset management activities. The Company’s principal investing segment was initiated subsequent to completing the merger with FBR Asset, and includes the Company’s mortgage-backed security investment activities, and primarily all of the Company’s equity security investing activities. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. Accordingly, there is no comparable 2002 financial information for this segment. The following table illustrates the financial information for the Company’s segments for the periods presented:

	Capital	Asset	Principal	Consolidated
	Markets	Management	Investing	Totals
Three Months Ended June 30, 2003
Total revenues	$61,733	$9,475	$77,231	$148,439
Pre-tax income	12,914	889	51,150	64,953
Three Months Ended June 30, 2002
Total revenues	54,259	$18,995	$—	$73,254
Pre-tax income	10,230	7,549	—	17,779
Six Months Ended June 30, 2003
Total revenues	91,096	29,651	77,231	197,978
Pre-tax income	11,260	11,109	51,150	73,519
Six Months Ended June 30, 2002
Total revenues	93,819	33,805	—	127,624
Pre-tax income	14,063	14,018	—	28,081

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

15.    FBR National Bank Assets and Liabilities to be Sold:

Upon the condition of the merger with FBR Asset being completed, the Company entered into an undertaking with the Federal Reserve Board (“the Board”) to convert to an entity that would allow the Company and its subsidiaries to continue to provide trust and custody services, but that would remove the merged company from regulation by the Board as a financial holding company.

Pursuant to this undertaking, subsequent to the completion of the merger, FBR National Bank (the “Bank”) entered into an agreement to sell its loans receivable and customer deposits to an unaffiliated bank. In a separate transaction, the Bank also entered into an agreement to sell its office building. Both of these transactions are anticipated to close in the third calendar quarter of 2003. Additionally, in connection with this restructuring, the Bank will incur a severance charge of approximately $600 in 2003. The net effect of the sale transactions and the severance is not expected to have a material effect on the Company’s financial condition or results of operations. The balances of the assets and liabilities to be sold as of June 30, 2003 are as follows:

Loans	$12,086
Buildings and Land	$3,815
Deposits	$55,002

16.    Management Contract Intangible:

The Company’s 2001 acquisition of MMA/Rushmore was accounted for using the purchase method of accounting under SFAS 141, and resulted in the recording of $19,700 of management contracts on the balance sheet. These management contracts were previously unrecognized intangible assets of MMA. This intangible asset is being amortized on a straight line basis over 15 years. As of June 30, 2003, $2,728 of amortization has been recorded resulting in a net value of $16,972. Approximately $1,300 per year will be amortized over the remaining life of this intangible asset.

17.    Subsequent Events:

In July 2003, the Company through its taxable REIT holding company subsidiary FBR TRS Holdings, Inc. and a wholly owned subsidiary grantor trust formed by FBR TRS Holdings, Inc., issued $20,000 of preferred securities (“Trust Preferred securities”). The Trust Preferred securities accrue and pay interest quarterly at an annual rate of three-month LIBOR plus 3.10%, mature in thirty years and are redeemable, in whole or in part, without penalty after five years. The Company used the proceeds from the issuance to invest in additional mortgage-backed securities. The Trust Preferred securities will be treated as debt for financial reporting purposes.

18.    Accounting Developments:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for the Company on January 1, 2003. SFAS 145 requires classification of gains and losses recognized from the extinguishment of debt to be included in continuing operations unless it meets the criteria of an extraordinary item. SFAS 145 also requires that certain lease modifications that have economic affects similar to sale-leaseback transactions be accounted for in the same manner as a sale-leaseback transaction. Adoption of SFAS 145 had no effect on the Company’s results of operations, financial position, or liquidity, but may affect the accounting for future transactions.

The FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

18.    Accounting Developments:  (Continued)

disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a material effect on the Company’s second quarter 2003 results of operations and financial position.

The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS 148. The Company currently accounts for stock-based employee compensation in accordance with APB 25 and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS 148 are not applicable to the Company at this time.

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

        FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of APB No. 51,” (“FIN 46”) was issued in January 2003. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies to the Company in the third quarter of 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the final adoption of FIN 46 will have a material effect on its financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of June 30, 2003 and 2002, and the Notes thereto and the Company’s 2002 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

Relative to principal investing, the Company invests and plans to continue to invest in mortgage-backed securities that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. In addition, subject to maintaining REIT qualification, the Company invests from time to time in real estate and non-real estate related assets, including but not limited to, purchasing equity securities and making senior secured, mezzanine and other loans.

We constantly evaluate the rates of return that can be achieved in each investment category in which we participate. At this time, based on the interest rate environment and the shape of the yield curve, our mortgage-backed securities investments have provided us with higher relative rates of return than most other investment opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy will cause us to have different allocations of capital in different environments.

During the second quarter, interest rates continued the decline of the last several years and reached 40 year historic lows both in terms of the Federal Funds rate and longer-dated treasury rates. The resulting environment has caused mortgage-backed securities to experience very high rates of pre-payment which can cause yields on those securities to be lower than if pre-payments had been lower. Additionally, volatility of prepayments can make it difficult to target and maintain leverage in the portfolio. The low Federal Funds rate has translated into a lower cost of funds for the Company which partially offsets the impact of high pre-payments.

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

During the second quarter of 2003, the equity capital markets as a whole and our investment banking business experienced an increase in activity in underwriting, private placement, M&A and advisory activity as compared to the first quarter of 2003 and fourth quarter of 2002. The economic slowdown that began in the second half of 2000 has continued to adversely affect some equity valuations and has adversely affected the broad equity markets.

Our investment banking and asset management revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the sectors on which we focus. For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity and other asset management activities is based on the value of securities held by the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. Although, when market conditions permit, we may take steps to realize or lock-in gains on these securities, these securities are often illiquid and therefore, such steps may not be possible, and the value of these securities is subject to increased market risk. Similarly, investment banking activities and our market share are subject to significant market risk.

BUSINESS ENVIRONMENT—(Continued)

Fluctuations in revenues and net income also occur due to the overall level of market activity which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. For example, new issue activity was down significantly in the fourth quarter of 2002 and this softness carried over into 2003, but is now showing signs of recovery. In addition, a downturn in the level of market activity can lead to a decrease in brokerage revenues. Similar to investment banking, beginning in the second half of 2002, institutional brokerage has experienced volume declines that have continued into 2003. Therefore, net income and revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

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

In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. We believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue. Our merger with FBR Asset reflects this strategy to diversify and strengthen our revenue base. We may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources.

Merger with FBR Asset Investment Corporation

In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which provides that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

On November 15, 2002, the Company announced that it had entered into a merger agreement with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation (“New FBR”), created to effect the merger (the “merger”) of FBR and FBR Asset. At separate special meetings of FBR and FBR Asset shareholders held on March 28, 2003, shareholders of both companies voted to approve the merger. The merger closed before the opening of business on March 31, 2003. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Additionally, the consolidated statements of operations and cash flows for the respective periods ended June 30, 2003 include the combined results of the Company and FBR Asset for the period from March 31, 2003 to June 30, 2003. For the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting. The Company believes that the merger provides significant new growth opportunities and business flexibility while increasing the stability of earnings.

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

BUSINESS ENVIRONMENT—(Continued)

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

FBR Group’s purchase price of $776.9 million is calculated using the number of shares of New FBR Class A common stock issued in the merger of 85,973,312 (determined as the number of shares of FBR Asset common stock outstanding immediately prior to completion of the merger multiplied by the exchange ratio of 3.65) and a $8.91 per share average trading price of FBR Group common stock for a period of two days before and after the terms of the merger agreement were agreed to and announced and estimated direct merger costs of $10.9 million (the final amount of direct merger costs may differ from this estimate).

A summary of the fair values of the net assets acquired is as follows (in thousands):

Cash	$11,258
Mortgage-backed securities	4,658,407
Equity investments	97,555
Interest receivable	30,207
Other assets	1,535
Repurchase agreements	(4,032,746)
Interest rate swaps	(10,481)
Interest payable	(13,892)
Other liabilities	(3,408)
Adjustment to eliminate FBR Group investment in FBR Asset	(67,786)
Goodwill	106,213

Total purchase price, including acquisition costs	$776,862

The total amount of goodwill represents the cost of FBR Asset in excess of the fair value of the net assets acquired and is not deductible for tax purposes. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. Instead, this asset is required to be tested at least annually for impairment.

BUSINESS ENVIRONMENT—(Continued)

The following unaudited pro forma consolidated results are presented as though the merger with FBR Asset had occurred as of January 1, 2002 (in thousands, except per share data).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2003		2002	2003	2002
	Actual
Gross revenues, as reported		$148,439	$73,254	$197,978	$127,624
Net revenues, as reported		128,718	72,824	176,611	126,824
Net earnings before extraordinary gain, as reported		58,772	17,779	64,495	26,668
Gross revenues, pro forma		n/a	$98,791	$245,222	$163,473
Net revenues, pro forma		n/a	85,915	202,929	150,131
Net earnings before extraordinary gain, pro forma		n/a	31,643	90,321	52,143
Earnings per common share

Basic before extraordinary gain, as reported		$0.43	$0.39	$0.70	$0.58

Diluted before extraordinary gain, as reported		$0.43	$0.36	$0.69	$0.56

Basic before extraordinary gain, pro forma	$	n/a	$0.30	$0.67	$0.55

Diluted before extraordinary gain, pro forma	$	n/a	$0.29	$0.66	$0.54

During the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting and recorded $2.9 million of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period.

During the first two quarters of 2002, the Company recorded $13.2 million of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period. In addition, in February 2002, the Company exercised 415,805 warrants to purchase FBR Asset common stock. As a result of this transaction, the Company purchased its interest below book value creating negative goodwill which, in accordance with SFAS 142, the Company recorded an extraordinary gain of $1.4 million.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Our merger with FBR Asset was completed on March 31, 2003, accordingly, the second quarter of 2003 results include the full effects of the merger, and with respect to principal investment activities, is not comparable to 2002 results. Principal investment revenues include interest income on mortgage-backed securities (“MBS”), realized gains and losses on MBS and equity investments, and dividend income on equity investments. Net income increased from $17.8 million during the second quarter of 2002 to $58.8 million during the second quarter of 2003. This increase is primarily due to increased revenues and realized gains in 2003 as compared to 2002 in our principal investment and capital markets segments. Our 2003 net income also includes $6.2 million of income tax expenses as compared to no income tax expenses being recorded in 2002. Within capital markets our investment banking revenue increased $6.1 million and institutional brokerage revenue increased $1.3 million in the second quarter of 2003 as compared to 2002.

The Company’s revenues increased 103% from $73.3 million in 2002 to $148.4 million in 2003 due primarily to revenues associated with our principal investment activities related to the completion of our merger and to a lesser extent increases in revenues from investment banking and institutional brokerage.

RESULTS OF OPERATIONS—(Continued)

Underwriting revenue decreased 5% from $25.2 million in 2002 to $24 million in 2003. The decrease is attributable to fewer managed transactions completed in 2003. During the second quarter of 2003, the Company managed nine public offerings raising $1.3 billion and generating $24 million in revenues. During the second quarter of 2002, the Company managed 14 public offerings raising $1.5 billion and generating $25.2 million in revenues. Underwriting revenue during the second quarter of 2002 included $6.9 million in fees associated with FBR Asset’s two secondary offerings in April and June 2002. The average size of underwritten transactions for which we were a lead or co-manager increased from $103.6 million in 2002 to $142.8 million in 2003.

Corporate finance revenue increased 36% from $9.8 million in 2002 to $13.4 million in 2003 due primarily to a one large private placement in 2003. The Company completed one private placement in 2003 generating $11.7 million in revenues compared to two private placements generating $3.9 million revenues in 2002. M&A and advisory fee revenue decreased from $5.9 million in 2002 to $1.5 million in 2003 due primarily to a decrease in the number of deals completed in 2003 as compared to 2002. In 2002, the Company completed five M&A transactions compared to none in 2003.

During the three months ended June 30, 2003, we recorded an investment banking gain of $5.4 million, of this amount $2.9 million related to gains on restricted shares and $2.5 million related to warrants received in connection with capital raising activities all of which was unrealized as of June 30, 2003.

Institutional brokerage revenue from principal transactions decreased 22% from $8.4 million in 2002 to $6.6 million in 2003 as a result of a decrease in trading gains and decreases in both principal trading volume as well as rates. Institutional brokerage agency commissions increased 30% from $10.0 million in 2002 to $13.0 million in 2003 as a result of increases in trading volume.

Asset management base management fees decreased 28.9% from $7.6 million in 2002 to $5.4 million in 2003 as a result of a decrease of the elimination of fees earned from FBR Asset. Asset management incentive allocations and fees decreased 62% from $2.9 million in 2002 to $1.1 million in 2003 primarily as a result of the elimination of fees earned from FBR Asset.

Asset management net investment income increased 5.9% from $8.5 million in 2002 to $9.0 million in 2003. Net investment income in 2003 includes $8.4 million of net investment income from investments in proprietary investment partnerships and $0.6 million of net investment income from other investments. Net investment income in 2002 includes $8.8 million of net investment income generated from our investment in FBR Asset and $0.1 million of realized gains related to available-for-sale securities, offset by $(0.3) million of net investment loss related to losses on our marketable securities.

Asset management technology sector net investment and incentive loss decreased 95.8% from $(2.4) million in 2002 to $(0.1) million in 2003. Technology sector net investment and incentive loss in 2003 was from investments in venture capital proprietary investment partnerships, of which $(0.2) million was associated with Technology Venture Partners I (“TVP I”) and Technology Venture Partners II (“TVP II”). Technology sector net investment and incentive loss in 2002 was from investments in venture capital proprietary investment partnerships and other managed vehicles and, to a lesser extent, from a third party fund that was invested primarily in public securities.

Regarding our principal investment activities, interest income on mortgage-backed securities totaled $49.1 million during the second quarter of 2003. The weighted average book value of the Company’s mortgage-backed securities portfolio was $6.2 billion for the three months ended June 30, 2003. For the three months ended June 30, 2003, the weighted average annual yield on the Company’s mortgage-backed securities was 3.25%. As of June 30, 2003, the Company had investments in 251 mortgage-backed securities that had a fair value of $8.1 billion. In addition, the Company realized $17.8 million in gains during the three months ended June 30, 2003, including $10.5 million relating to equity investments and $7.3 million relating to mortgage-backed securities. The Company also recorded $1.5 million in dividend income from our equity investment portfolio for the three months ended June 30, 2003.

RESULTS OF OPERATIONS—(Continued)

Interest expense increased from $0.4 million in 2002 to $19.7 million in 2003 reflecting the effects of the addition of $4.0 billion of repurchase agreement borrowings acquired in the merger with FBR Asset as of March 31, 2003. During the second quarter of 2003, the Company had weighted average borrowings of $5.9 million outstanding under repurchase agreements with a weighted average borowing rate of 1.26%, including the effects of outstanding interest rate swaps, and 1.29% without the effect of interest rate swaps. The weighted-average term to maturity of our repurchase agreement borrowings was 20.4 days as of June 30, 2003. The net effect of our interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to reduce expense by $0.4 million for the three months ended June 30, 2003.

Total expenses increased 16.0% from $55.0 million in 2002 to $63.8 million in 2003 due primarily to an increase in variable compensation expense associated with increased revenue and increased business development costs.

Compensation and benefits expense increased 11.5% from $38.4 million in 2002 to $42.8 million in 2003. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 52.7% in 2002 to 33.3% in 2003.

Business development and professional services increased 33.8% from $8.0 million in 2002 to $10.7 million in 2003 primarily due to marketing costs incurred in 2003 associated with our sponsorship of the PGA Tour’s FBR Capital Open and costs associated with hosting a technology investors conference for which there are not comparable 2002 costs. These costs were offset by a decrease in sub-advisory fees relating to asset management activities.

Clearing and brokerage fees decreased 5.6% from $1.8 million in 2002 to $1.7 million in 2003. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 10% in 2002 to 8.9% in 2003, due to cost containment measures.

Occupancy and equipment expense increased 10.0% from $2.0 million in 2002 to $2.2 in 2003 primarily due to the opening of a new office in the fourth quarter of 2002, offset in part by cost containment.

Communications expense remained consistent at $2.2 million in 2003 as compared to 2002 primarily due to cost containment measures.

Other operating expenses increased 57.7% from $2.6 million in 2002 to $4.1 million in 2003 primarily due to a significantly increased D&O and E&O insurance premiums due to market conditions as well as additional coverage obtained subsequent to our merger with FBR Asset. The total increase in premiums year over year are $0.6 million. In addition, other operating expenses in 2003 reflect an increase in directors’ fees of $0.1 million, service fees associated with the MBS portfolio of $0.2, charitable contributions of $0.2 million, and in miscellaneous operating expenses of $0.2 million.

The income tax provision increased from zero in 2002 to $6.2 million in 2003. As of December 31, 2001, the Company had a NOL carryforward to offset future taxable income. As of that date, the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on this NOL carryforward, operating results during the first and second quarters of 2002, and estimates relative to future operating results, no provision for income taxes was recorded for the three months ended June 30, 2002. During the remainder of 2002, the Company generated earnings in excess of its NOL carryforward, and its other deferred tax assets. Consequently, the Company recorded a $6.2 million tax provision for income attributable to our taxable REIT subsidiaries. The Company’s effective tax rate for the three months ended June 30, 2003 at our taxable REIT subsidiaries was 39.9%.

RESULTS OF OPERATIONS—(Continued)

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Our merger with FBR Asset was completed on March 31, 2003, accordingly, the second quarter of 2003 results include the full effects of the merger and with respect to principal investment activities and with respect to the period subsequent is not comparable to 2002 results. Principal investment revenues include interest income on MBS, realized gains and losses on MBS and equity investments, and dividend income on equity investments. Net income increased from $28.1 million in 2002 to $64.5 million in 2003. This increase is primarily due to increased revenues and realized gains in 2003 as compared to 2002 in our principal investment segment offset by decreases in and capital markets segments. Our 2003 net income also includes a $9.0 million provision for taxes as compared to no tax provision being recorded in 2002. Within capital markets, our investment banking revenue was consistent with the prior year, and institutional brokerage revenue decreased $3.2 million.

The Company’s revenues increased 55.2% from $127.6 million in 2002 to $198.0 million in 2003 primarily due to revenues associated with our principal investment activities offset by a decrease in revenues from institutional brokerage.

Underwriting revenue decreased 12.8% from $37.6 million in 2002 to $32.8 million in 2003. The decrease is attributable to fewer managed transactions completed in 2003. During the first half of 2003, the Company managed 12 public offerings raising $1.9 billion and generating $32.8 million in revenues. Underwriting revenue during the first half of 2002 included $10.9 million in fees associated with FBR-Asset’s three secondary offerings in January, April and June 2002. During the first half of 2002, the Company managed 24 public offerings raising $2.6 billion and generating $37.6 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $107.5 million in 2002 to $159.3 million in 2003.

Corporate finance revenue decreased 10.3% from $21.3 million in 2002 to $19.1 million in 2003 due primarily to a decrease in the number of M&A and private placement transactions completed in 2003 offset by one large private placement in 2003. The Company completed three private placements generating $7.0 million in revenues in 2002 compared to one private placement generating $11.7 million in revenues in 2003. M&A and advisory fee revenue decreased from $14.3 million in 2002 to $6.7 million in 2003 due to a decrease in the number of deals completed in 2003. In 2002, the Company completed nine M&A transactions compared to five completed transactions in 2003.

During the six months ended June 30, 2003, we recorded an investment banking gain of $8.7 million, of this amount $3.5 million related to gains on restricted shares and $5.2 million related to warrants received in connection with capital raising activities all of which was unrealized as of June 30, 2003.

Institutional brokerage revenue from principal decreased 33.1% from $15.4 million in 2002 to $10.3 million in 2003 partially due to higher trading losses in 2003. Net trading losses were $1.1 million in 2003 compared to a $0.7 million gain in 2002. Institutional brokerage agency commissions increased 10% from $18.7 million in 2002 to $20.6 million in 2003. The Company believes that this increase is due to the fact that we have continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees decreased 3.7% from $13.6 million in 2002 to $13.1 million in 2003 primarily due to the elimination of fees earned from FBR Asset offset by an increase in fees earned from our other managed vehicles. Asset management incentive allocations and fees increased 42.6% from $4.7 million in 2002 to $6.7 million in 2003 primarily due to an increase of incentive allocations from proprietary investment partnerships of $1.7 million and to a lesser extent an increase in incentive fees from FBR Asset of $1.1 million.

Asset management net investment income decreased 20% from $14.5 million in 2002 to $11.6 million in 2003. Net investment income in 2003 includes: $2.9 million of net investment income generated from our investment in FBR Asset, $8.3 million of net investment income from investments in proprietary investment

RESULTS OF OPERATIONS—(Continued)

partnerships and $0.6 million of net investment income from other investments. Net investment income in 2002 includes: $13.2 million of net investment income generated from our investment in FBR Asset, $1.3 million of net investment income from investments in managed vehicles, and $0.2 million of realized gains related to available-for-sale securities offset by $(0.2) million of net investment loss related to losses on our marketable securities.

In February 2002, the Company exercised 415,805 warrants of FBR Asset. As a result of this transaction, the Company’s purchase price was below its interest in the net assets acquired creating negative goodwill which, in accordance with SFAS 142, the Company recorded as an extraordinary gain of $1.4 million.

Asset management technology sector net investment and incentive loss decreased 85.7% from $(3.5) million in 2002 to $(0.5) million in 2003. Technology sector net investment and incentive loss in 2002 was primarily from investments in venture capital proprietary investment partnerships and other managed vehicles, of which $(1.2) million was associated with TVP I and TVP II, and, to a lesser extent, from a third party fund that was invested primarily in public securities. Technology sector net investment and incentive loss in 2003 was primarily from investments in venture capital proprietary investment partnerships and other managed vehicles, of which $(0.5) million was associated with TVP I and TVP II, and, to a lesser extent, from a third party fund that was invested primarily in public securities.

Regarding our principal investment activities, interest income from MBS totaled $51.6 million for the six months ended June 30, 2003. As of June 30, 2003, the Company had investments in 251 mortgage-backed securities that had a fair value of $8.1 billion. Based on the timing of our merger with FBR Asset at the end of the first quarter 2003, substantially all of our interest income from MBS was recorded in the second quarter 2003. See discussion of the three months ended June 30, 2003 for additional information regarding interest income from MBS. In addition, the Company realized $17.8 million in gains during the six months ended June 30, 2003, including $10.5 million relating to equity investments and $7.3 million relating to MBS. The Company also recorded $2.5 million in dividend income from our equity investment portfolio for the six months ended June 30, 2003.

Interest expense increased from $0.8 million in 2002 to $21.4 million in 2003 primarily due to the increase in weighted average borrowings under repurchase agreements. The weighted-average term to maturity of our repurchase agreement borrowings was 20.4 days as of June 30, 2003. The net effect of our interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to reduce expense by $0.4 million for the six months ended June 30, 2003. Based on the timing of our merger with FBR Asset at the end of the first quarter of 2003, substantially all of our interest expense from repurchase agreement borrowings was recorded in the second quarter of 2003. See discussion of the three months ended June 30, 2003 for additional information regarding interest expense from repurchase agreement borrowings.

Total expenses increased 2.9% from $100.2 million in 2002 to $103.1 million in 2003 due primarily to increases in business development and professional services, clearing and brokerage fees, and other operating expenses, offset by a decrease in compensation and benefits.

Compensation and benefits expense decreased 3.0% from $69.7 million in 2002 to $67.6 million in 2003. This decrease was primarily due to a decrease in variable compensation. As a percentage of net revenues, compensation and benefits expense decreased from 55% in 2002 to 34% in 2003.

Business development and professional services increased 15.3% from $14.4 million in 2002 to $16.6 million in 2003 primarily due to marketing costs incurred in 2003 associated with our sponsorship of the PGA Tour’s FBR Capital Open and costs associated with hosting a technology investors conference for which there are not comparable 2002 costs. These costs were offset by a decrease in sub-advisory fees relating to our asset management activities.

Clearing and brokerage fees increased 25% from $2.4 million in 2002 to $3.0 million in 2003. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 7% in 2002 to 9.6% in 2003. This percentage increase is attributable to new clearing and execution arrangements finalized during the first quarter of 2002, the terms of which were implemented retroactively, resulting in lower transaction and execution costs during the first quarter of 2002.

Occupancy and equipment expense remained consistent increasing 2.3% from $4.3 million in 2002 to $4.4 million in 2003. The slight increase is attributable to opening a new office in the fourth quarter of 2002 offset in part by cost containment.

Communications expense remained consistent increasing 2.3% from $4.3 million in 2002 to $4.4 million primarily due to cost containment.

Other operating expenses increased 39.2% from $5.1 million in 2002 to $7.1 million in 2003 primarily due to significantly increased D&O and E&O insurance premiums due to market conditions as well as additional coverage obtained subsequent to our merger with FBR Asset. The total increase in premiums year over year are $1 million. In addition, other operating expenses in 2003 reflect an increase in directors’ fees of $0.2 million, service fees associated with the MBS portfolio of $0.2 million, charitable contributions of $0.2 million, and miscellaneous operating expenses of $0.4 million.

The income tax provision increased from zero in 2002 to $9.0 million in 2003. As of December 31, 2001, the Company had a NOL carryforward to offset future taxable income. As of that date, the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon it ongoing assessment of realizability. Based on this NOL carryforward, operating results during the first and second quarters of 2002, and estimates relative to future operating results, no provision for income taxes was recorded for the six months ended June 30, 2002. During the remainder of 2002, the Company generated earnings in excess of its NOL carryforward, and its other deferred tax assets. Consequently, the Company recorded a $9.0 million tax provision for income during the period prior to the effective date of the merger with FBR Asset and the Company’s REIT election as well as for income generated subsequently that was attributable to our taxable REIT subsidiaries. The Company’s effective tax rate relating to this income for the six months ended June 30, 2003 was 39.9%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of the Company’s ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investment, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to the Company’s broker dealer and banking subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of borrowings under repurchase agreements, principal and interest payments on mortgage-backed securities, dividends on equity securities, proceeds from sales of those securities, proceeds from issuances of Trust Preferred securities, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for the Company include existing cash balances, borrowing capacity through margin accounts, and future issuances of common stock, preferred stock or debt.

The Company believes that its existing cash balances, borrowing capacity under collateralized repurchase agreements and borrowing capacity through margin accounts will be sufficient to meet its investment objectives and fund operating expenses. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company’s financing objectives. The Company may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should the

LIQUIDITY AND CAPITAL RESOURCES—(Continued)

Company’s needs ever exceed these sources of liquidity, the Company believes that our mortgage-backed and equity securities could be sold, in most circumstances, to provide cash.

We have used, and may continue to use, temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. At June 30, 2003, we had $40.0 million of short-term loans payable, representing a drawdown on a $40.0 million subordinated line-of-credit from an affiliate of FBR & Co.’s clearing broker that is allowable for net capital purposes and expires August 2004. In addition, we had $25.5 million of long-term debt representing Trust Preferred securities and acquisition related debt.

At June 30, 2003, the Company had $7.4 billion outstanding under repurchase agreements with several financial institutions. At June 30, 2003, the Company’s leverage ratio was 7.5 to 1. At June 30, 2003, the weighted average remaining maturity of the Company’s borrowings was 134.3 days, including the effect of outstanding interest rate swap agreements, and 20.4 days without the effect of outstanding interest rate swaps. The weighted average cost of funds on outstanding borrowings at June 30, 2003 was 1.25%, including the effect of outstanding interest rate swap agreements, and 1.19% without the effect of interest rate swaps.

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments and securities held for trading purposes. As of June 30, 2003, liquid assets consisted primarily of cash and cash equivalents of $116 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $8.1 billion in MBS, $236.2 million in long term investments and $5.5 million in liquid marketable trading securities at June 30, 2003.

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships, including hedge, private equity and venture capital funds in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), and our investment in a long-term, mezzanine, debt instrument of a privately held company. Although our investments in hedge and venture capital funds and other limited partnerships are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

The following table provides additional detail regarding our long-term investments as of June 30, 2003.

	June 30, 2003
Merchant Banking Investments	Shares	Cost Basis	Fair Value

Accredited Home Lenders Holding Company (1)	510,697	$4,080	$9,928
American Financial Realty Trust (1)	3,763,441	39,554	56,113
AmeriCredit Corp.	5,000,000	16,500	42,750
Franklin Bank Corporation (2)	600,000	6,000	6,000
MCG Capital Corporation	625,000	6,100	9,069
Oxford Finance Corporation (2)	500,000	3,750	3,750
Saxon Capital, Inc.	1,000,000	12,930	17,280
Private debt investments	—	7,500	7,500
Other	—	10,975	11,990

		$107,389	$164,380

Investment partnership interests accounted for under the equity method			50,198
Investment partnership interests accounted for under the cost method			2,011
Cost method investments			7,262
Other			12,396

Total long-term investments			$236,247

(1)	As of June 30, 2003, the Company is restricted from selling its shares based on the terms of its purchase.
(2)	As of June 30, 2003, these shares are not registered for public trading.

LIQUIDITY AND CAPITAL RESOURCES—(Continued)

Unrealized gains or losses related to our investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $92 million as of June 30, 2003. If and when we liquidate these or determine that a decline in value of these investments is “other than temporary,” a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

As of June 30, 2003, we are a financial holding company (an “FHC”) under the Gramm-Leach-Bliley Act of 1999, or GLB Act, and are therefore subject to supervision, regulation and examination by federal banking regulatory agencies. FHC’s are required to maintain capital levels in accordance with regulatory requirements. The minimum ratio of total capital to risk weighted assets is 8.0 percent and the minimum ratio of tier one capital to risk weighted assets is 4.0 percent. As of June 30, 2003, our total and tier one capital ratios were significantly in excess of required minimum levels. Pursuant to the Company’s undertaking with the Federal Reserve Board (“the Board”), in the third quarter of 2003, we expect to complete our conversion of FBR National Bank & Trust (“FBR National Bank”) to an entity that will allow the Company and its subsidiaries to continue to provide trust and custody services, but will remove FBR Group from regulation by the Board as a financial holding company.

FBR & Co., FBRIS, and Pegasus as broker-dealers, are registered with the Securities and Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2003, FBR & Co. had regulatory net capital as defined of $77.7 million, FBRIS had regulatory net capital as defined of $0.2, Pegasus had regulatory net capital as defined of $4.4 million, and FBRIL had regulatory net capital as defined of $3.3 million, each of which exceeded the amount required. Regulatory net capital requirements increase when the broker/ dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Quantitative measures established by regulation to ensure capital adequacy require FBR National Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). As of June 30, 2003, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR National Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR National Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that the Company believes have changed FBR National Bank’s “well-capitalized” status.

As of June 30, 2003, we had $6.1 million of uncalled commitments to various investment partnerships that may be called over the next ten years. As of June 30, 2003 and subsequently, the Company has made commitments to purchase approximately $850 million in hybrid ARM securities.

In April 2003, the Company’s Board of Directors authorized a new share repurchase program in which the Company may repurchase up to 14 million of shares of the Company’s Class A common stock from time to time. There were no share repurchases during the three months ended June 30, 2003. Under a previous share repurchase program, during the three months ended March 31, 2003, the Company repurchased 976,000 shares of its Class A common stock at a cost of $8.2 million.

In July 2003, the Company through its taxable REIT holding company subsidiary FBR TRS Holdings, Inc. and a wholly owned subsidiary grantor trust formed by FBR TRS Holdings, Inc., issued $20 million of preferred securities (“Trust Preferred securities”). The Trust Preferred securities accrue and pay interest quarterly at an annual rate of three-month LIBOR plus 3.10%, mature in thirty years and are redeemable, in whole or in part,

LIQUIDITY AND CAPITAL RESOURCES—(Continued)

without penalty after five years. The Company used the proceeds from the issuance to invest in additional mortgage-backed securities. The Trust Preferred securities will be treated as debt for financial reporting purposes.

As of June 30, 2003, approximately 4 million of employee stock options have been exercised providing approximately $27 million in proceeds to the Company.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or, a change in the credit rating of an issuer. The Company is exposed to the following market risks as a result of its investments in mortgage-backed securities and equity investments. Except for trading securities held by FBR & Co., none of these investments is held for trading purposes.

Interest Rate Risk

Leveraged MBS

The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreements, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. The counter parties to the Company’s interest rate swap agreements at June 30, 2003 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s swap position as the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities, paying fixed and receiving floating interest rate swaps.

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

Interest Rate Risk—(Continued)

The table that follows shows the expected change in market value for the Company’s current mortgage-backed securities and interest-rate swaps under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2003.” Actual results could differ significantly from these estimates. The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a third party’s proprietary model. This model forecasts prepayment speeds based, in part, on each security’s issuing agency (Ginnie Mae, Fannie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (in thousands).

		Value of MBS and swaps at		Value of MBS and swaps at
		June 30, 2003		June 30, 2003
		with 100 basis		with 100 basis
	Value at	point increase	Percent	point decrease	Percent
	June 30, 2003 (1)	in interest rates	Change	in interest rates	Change
Assets
Mortgage-backed securities	$8,135,379	$8,031,480	(1.28)%	$8,218,566	1.02%
Other	619,939	619,939		619,939

Total Assets	$8,755,318	$8,651,419	(1.19)%	$8,838,505	0.95%

Liabilities
Interest-rate swaps (2)	$10,275	$(9,987)	(197.20)%	$30,538	197.2%
Other	7,608,950	7,608,950		7,608,950

Total Liabilities	7,619,225	7,598,963	(0.27)%	7,639,488	0.27%
Shareholders’ Equity
Common stock	1,401	1,401		1,401
Paid-in-capital	996,448	996,448		996,448
Employee stock loan receivable	(24,824)	(24,824)		(24,824)
Accumulated other comprehensive income	91,677	8,040	(91.23)%	154,601	68.6%
Retained earnings	71,391	71,391		71,391

Total Shareholders’ Equity	1,136,093	1,052,456	(7.36)%	1,199,017	5.54%
Total Liabilities and Shareholders’ Equity	$8,755,318	$8,651,419	(1.19)%	$8,838,505	0.95%

Book Value per Share	$8.35	$7.73		$8.81

(1)	Includes accrued interest.
(2)	The carrying value of the interest rate swaps in the Company’s financial statements equals $10,275 million. See Note 6 to the Consolidated Financial Statements at page 13. The fair value of the interest rate swaps are based on quoted market prices as of June 30, 2003.

As shown above, the mortgage-backed securities portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. This may effectively limit an investor’s upside potential in a market rally.

Interest Rate Risk—(Continued)

Other

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

Equity Price Risk

The Company is exposed to equity price risk as a result of its investments in marketable equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of June 30, 2003 (in thousands).

		Value of Equity at		Value at
		June 30, 2003		June 30, 2003
	Value at	with 10% Increase	Percent	with 10% Decrease	Percent
	June 30, 2003	in Price	Change	in Price	Change
Assets
Long-term investments	$236,247	$259,872	10.00%	$212,622	(10.00)%
Trading securities	5,469	6,016	10.00%	4,922	(10.00)%
Other	8,513,602	8,513,602		8,513,602

Total Assets	$8,755,318	$8,779,490	0.28%	$8,731,146	(0.28)%

Liabilities	$7,619,225	$7,619,225		$7,619,225
Shareholders’ Equity
Common stock	1,401	1,401		1,401
Paid-in-capital	996,448	996,448		996,448
Employee stock loan receivable	(24,824)	(24,824)		(24,824)
Accumulated comprehensive income	91,677	115,302	25.77%	68,052	(25.77)%
Retained deficit	71,391	71,938	0.77%	70,844	(0.77)%

Total Shareholders’ Equity	1,136,093	1,160,265	2.13%	1,111,921	(2.13)%

Total Liabilities and Shareholders’ Equity	$8,755,318	$8,779,490	0.28%	$8,731,146	(0.28)%

Book Value per Share	$8.35	$8.53	2.16%	$8.17	(2.16)%

Except to the extent that the Company sells its equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company’s earnings, however an increase or decrease in interest rates could affect the market value of the assets owned by the companies in which the Company invests. Consequently, if those companies’ earnings are affected by changes in the market value of their assets that could in turn impact their ability to pay dividends, which could in turn affect the Company’s earnings.

Item 4.    Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officers, Emanuel J. Friedman and Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Emanuel J. Friedman, Eric F. Billings and Kurt R. Harrington concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads, and mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel, and general economic, political, and market conditions. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2002 and especially the section “Risk Factors.”

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

•	August 4, 2003: Script of the Second Quarter 2003 Earnings Conference Call, held on July 30, 2003; Correction of Information Incorrectly Described in the Conference Call.

•	July 30, 2003: Second Quarter 2003 Earnings Press Release; Unaudited Condensed Pro Forma Consolidated Statements of Operations and Related Notes for the Three Months Periods Ended June 30, 2002, September 30, 2003 and December 31, 2002.

•	May 15, 2003: Amendment to the FBR Form 8-K dated March 31, 2003 to include Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

•	May 12, 2003: FBR Presentation at MicroCapital, LLC’s Annual Investor Conference on May 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON

Kurt R. Harrington Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2003

By:	/s/ Robert J. Kiernan

Robert J. Kiernan Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: August 14, 2003