Form 10-Q
period 2003-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2003-11-14
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50230

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

(Exact name of Registrant as specified in its charter)

Virginia	54-1873198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	140,614,835 shares as of October 31, 2003
Class B Common Stock	25,975,449 shares as of October 31, 2003

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

[1]	On March 31, 2003, Friedman, Billings, Ramsey Group, Inc. (“the Company” or “FBR”) completed its merger with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation, created to effect the merger (the “merger”) of FBR and FBR Asset. The merger was accounted for as a purchase of FBR Asset by FBR using the purchase method of accounting. For the period from January 1, 2003 through March 30, 2003, and prior periods the Company accounted for its investment in FBR Asset using the equity method of accounting. See Note 2 to the Consolidated Financial Statements at page 8.

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$252,102	$90,007
Receivables:
Interest	40,489	—
Asset management fees	5,334	13,494
Investment banking	11,473	1,725
Affiliates	4,128	7,117
Other	2,676	5,786
Investments:
Mortgage-backed securities, at fair value	8,408,164	38,505
Long-term investments	254,830	150,447
Trading securities, at fair value	6,745	8,298
Due from clearing broker	84,062	43,146
Bank loans and other assets, held for sale	—	18,997
Goodwill	108,013	1,800
Management contract intangible	16,643	17,629
Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $21,853 and $20,013, respectively	5,545	5,211
Prepaid expenses and other assets	17,607	4,023

Total assets	$9,217,811	$406,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$24,002	$19,932
Commercial paper	4,046,645	—
Repurchase agreements	3,880,788	16,352
Interest rate swaps	3,877	—
Dividends payable	47,621	—
Interest payable	3,404	—
Accounts payable and accrued expenses	44,193	16,412
Accrued compensation and benefits	53,512	41,255
Bank deposits	—	51,215
Short-term loans payable	—	10,588
Long-term debt	45,616	5,266

Total liabilities	8,149,658	161,020

Shareholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 and 15,000,000 shares authorized, respectively, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 and 150,000,000 shares authorized, respectively, 114,085,147 and 24,480,092 shares issued and outstanding, respectively	1,141	245
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 25,975,449 shares issued and outstanding	260	260
Additional paid-in capital	1,002,663	211,724
Employee stock loan receivable (3,880,900 and 4,000,000 shares)	(24,338)	(24,182)
Deferred compensation	(2,216)	—
Accumulated other comprehensive income, net	54,652	4,345
Retained earnings	35,991	52,773

Total shareholders’ equity	1,068,153	245,165

Total liabilities and shareholders’ equity	$9,217,811	$406,185

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Revenues:
Investment banking:
Underwriting	$37,518	$30,108
Corporate finance	51,637	26,175
Investment gains	1,096	2,627
Institutional brokerage:
Principal transactions	6,549	5,743
Agency commissions	13,145	8,629
Asset management:
Base management fees	5,602	7,208
Incentive allocations and fees	1,770	4,282
Net investment income (loss)	3,232	(2,737)
Technology sector net investment and incentive loss	(729)	(2,202)
Principal investment:
Interest	46,849	—
Realized gains	14,358	—
Dividends	1,258	—
Other	2,675	1,879

Total revenues	184,960	81,712
Interest expense	22,972	608

Revenues, net of interest expense	161,988	81,104

Expenses:
Compensation and benefits	67,505	45,725
Business development and professional services	11,328	8,650
Clearing and brokerage fees	2,057	1,443
Occupancy and equipment	2,426	2,309
Communications	2,969	2,009
Other operating expenses	4,259	2,976

Total expenses	90,544	63,112

Net income before taxes and extraordinary gain	71,444	17,992
Income tax provision	14,483	2,343

Net income before extraordinary gain	56,961	15,649
Extraordinary gain	—	—
Income tax provision on extraordinary gain	—	536

Net income	$56,961	$15,113

Basic earnings per share before extraordinary gain	$0.42	$0.34

Diluted earnings per share before extraordinary gain	$0.41	$0.32

Basic earnings per share	$0.42	$0.33

Diluted earnings per share	$0.41	$0.31

Dividends declared per share	$0.34	$—

Weighted average shares outstanding:
Basic	135,670	46,370

Diluted	138,269	49,526

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Revenues:
Investment banking:
Underwriting	$70,281	$67,666
Corporate finance	70,739	47,476
Investment gains	9,761	4,413
Institutional brokerage:
Principal transactions	16,876	21,173
Agency commissions	33,731	27,328
Asset management:
Base management fees	18,662	20,837
Incentive allocations and fees	8,482	8,967
Net investment income	14,826	11,802
Technology sector net investment and incentive loss	(1,232)	(5,733)
Principal investment:
Interest	98,432	—
Realized gains	32,187	—
Dividends	3,741	—
Other	6,452	5,407

Total Revenues	382,938	209,336
Interest Expense	44,339	1,408

Revenues, net of interest expense	338,599	207,928

Expenses:
Compensation and benefits	135,150	115,455
Business development and professional services	27,885	23,044
Clearing and brokerage fees	5,037	3,886
Occupancy and equipment	6,842	6,564
Communications	7,406	6,275
Other operating expenses	11,316	8,044

Total expenses	193,636	163,268

Net income before taxes and extraordinary gain	144,963	44,660
Income tax provision	23,507	2,343

Net income before extraordinary gain	121,456	42,317
Extraordinary gain	—	1,413
Income tax provision on extraordinary gain	—	536

Net income	$121,456	$43,194

Basic earnings per share before extraordinary gain	$1.14	$0.92

Diluted earnings per share before extraordinary gain	$1.11	$0.88

Basic earnings per share	$1.14	$0.94

Diluted earnings per share	$1.11	$0.90

Dividends declared per share	$1.02	$—

Weighted average shares outstanding:
Basic	106,279	45,995

Diluted	109,103	48,218

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total	Comprehensive Income
Balances, January 1, 2002	22,658,941	$227	26,946,029	$269	$204,805	$(22,706)	$—	$3,226	$(510)	$185,311

Net Income	—	—	—	—	—	—	—	—	53,283	53,283	$53,283
Conversion of Class B shares to Class A shares	970,580	9	(970,580)	(9)	—	—	—	—	—	—
Issuance of Class A common shares	850,571	9	—	—	5,443	—	—	—	—	5,452
Interest on employee stock purchase and loan plan	—	—	—	—	1,476	(1,476)	—	—	—	—
Other comprehensive income:							—
Change in unrealized gain (loss) on available-for-sale investment securities, net	—	—	—	—	—	—	—	1,119	—	1,119	1,119

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$54,402

Balances, December 31, 2002	24,480,092	245	25,975,449	260	211,724	(24,182)	—	4,345	52,773	245,165

Net Income	—	—	—	—	—	—	—	—	121,456	121,456	$121,456
Repurchase of Class A shares	(976,600)	(10)	—	—	(8,173)	—	—	—	—	(8,183)
Issuance of Class A common shares	90,581,655	906	—	—	798,085	—	(2,216)	—	—	796,775
Repayment of employee stock purchase and loan plan receivable	—	—	—	—	—	871	—	—	—	871
Interest on employee stock purchase and loan plan	—	—	—	—	1,027	(1,027)	—	—	—	—
Other comprehensive income:							—
Change in unrealized gain (loss) on available-for-sale investment securities and cash flow hedges, net	—	—	—	—	—	—	—	50,307	—	50,307	50,307

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$171,763

Dividends	—	—	—	—	—	—	—	—	(138,238)	(138,238)

Balances, September 30, 2003	114,085,147	$1,141	25,975,449	$260	$1,002,663	$(24,338)	$(2,216)	$54,652	$35,991	$1,068,153

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$121,456	$43,194
Non-cash items included in earnings:
Incentive allocations and fees and net investment (income) loss from long-term investments	(45,787)	(10,745)
Premium amortization on mortgage-backed securities	64,016	—
Interest rate swap basis adjustment	(9,142)	—
Depreciation and amortization	3,138	3,145
Extraordinary gain	—	(1,413)
Other	2,129	401
Changes in operating assets:
Receivables:
Investment banking	(9,382)	2,311
Asset management fees	8,080	(7,535)
Affiliates	3,972	1,799
Other	(7,171)	2,345
Due from clearing broker	(40,916)	(116,690)
Marketable and trading securities	1,553	10,518
Prepaid expenses and other assets	(22,331)	(1,988)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	4,070	63,000
Accounts payable and accrued expenses	17,357	3,854
Accrued compensation and benefits	12,257	14,715

Net cash provided by operating activities	103,299	6,911

Cash flows from investment activities:
FBR Asset cash acquired	11,258	—
Purchases of mortgage-backed securities	(7,768,346)	(27,653)
Receipt of principal payments or mortgage-backed securities	2,222,023	3,125
Proceeds from sales of mortgage-backed securities	1,771,971	2,009
Bank loans, net of allowances	15,052	(2,508)
Proceeds from disposals of fixed assets	5,114	—
Purchases of fixed assets	(2,481)	(1,923)
Purchases of long-term investments	(33,036)	(33,040)
Proceeds from sales of long-term investments	56,219	18,168

Net cash used in investing activities	(3,722,226)	(41,822)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40,000	—
Repayments of long-term debt	(970)	(970)
Proceeds from repurchase agreements, net	(168,310)	28,782
Proceeds from commercial paper	4,039,888	—
Proceeds from short-term borrowings	—	29,886
Repayments of short-term borrowings	(9,618)	(8,812)
Net (decrease) increase in bank deposits	(51,215)	26,987
Dividends paid	(90,617)	—
Repurchases of Class A common shares	(8,183)	—
Proceeds from issuance of common stock	29,176	4,860
Repayments of employee stock loan receivable	871	—

Net cash provided by financing activities	3,781,022	80,733

Net increase in cash and cash equivalents	162,095	45,822
Cash and cash equivalents, beginning of period	90,007	46,246

Cash and cash equivalents, end of period	$252,102	$92,068

Note:	The Company’s merger with FBR Asset was a non-cash transaction see Note 2.

Cash payments for interest were $47,300 for the nine months ended September 30, 2003 and approximated interest expense for the nine months ended September 30, 2002.

Cash payments for taxes for the nine months ended September 30, 2003 and 2002 were $14,600 and $0, respectively.

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

On November 15, 2002, the Company announced that it had entered into a merger agreement with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation (“New FBR”), created to effect the merger (the “merger”) of FBR and FBR Asset. At separate special meetings of FBR and FBR Asset shareholders held on March 28, 2003, shareholders of both companies voted to approve the merger. The merger closed before the opening of business on March 31, 2003. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Accordingly, the consolidated balance sheet as of September 30, 2003 includes the effects of the merger and the Company’s application of the purchase method of accounting. Additionally, the consolidated statements of operations and cash flows for the nine months ended September 30, 2003 include the combined results of the Company and FBR Asset for the period from March 31, 2003 to September 30, 2003. During the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting. The Company believes that the merger provides significant new growth opportunities and business flexibility while increasing the stability of earnings.

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

Upon completion of the merger, the Company elected Real Estate Investment Trust (“REIT”) status for U.S. federal income tax purposes. The Company conducts its mortgage-backed securities and merchant banking investments at the parent company REIT level. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. The parent company generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Further, in order to maintain its status as a REIT, the Company is required to dividend on or before December 31, 2003 FBR Group’s undistributed earnings and profits as of the merger date, estimated to be approximately $9,100. Failure to meet these REIT requirements could have a material adverse impact on the Company’s results or financial condition.

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

FBR Group’s purchase price of $776,862 is calculated using the number of shares of New FBR Class A common stock issued in the merger of 85,973,312 (determined as the number of shares of FBR Asset common stock outstanding immediately prior to completion of the merger multiplied by the exchange ratio of 3.65) and an $8.91 per share average trading price of FBR Group common stock for a period of two days before and after the terms of the merger agreement were agreed to and announced and estimated direct merger costs of $10,840.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

2.    FBR Asset Investment Corporation: (Continued)

The following unaudited pro forma consolidated results are presented as though the merger with FBR Asset had occurred as of January 1, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Actual 2003	2002	2003	2002
Gross revenues, as reported	$184,960	$81,712	$382,938	$209,336
Revenues, net of interest expense, as reported	161,988	81,104	338,599	207,928
Net earnings before extraordinary gain, as reported	56,961	15,649	121,456	42,317
Gross revenues, pro forma	n/a	$133,697	$430,182	$297,170
Net revenues, pro forma	n/a	111,019	364,917	261,150
Net earnings before extraordinary gain, pro forma	n/a	47,136	147,282	99,279
Earnings per common share
Basic before extraordinary gain, as reported	$0.42	$0.34	$1.14	$0.92

Diluted before extraordinary gain, as reported	$0.41	$0.32	$1.11	$0.88

Basic before extraordinary gain, pro forma	n/a	$0.37	$1.10	$0.87

Diluted before extraordinary gain, pro forma	n/a	$0.36	$1.08	$0.85

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

During the three and nine months ended September 30, 2002, the Company recorded $3,588 and $16,805, respectively, of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period. In addition, in February 2002, the Company exercised 415,805 warrants to purchase FBR Asset common stock. As a result of this transaction, the Company purchased its interest below book value creating negative goodwill which, in accordance with SFAS 142, the Company recorded an extraordinary gain of $1,413.

Prior to its merger with FBR Asset, the Company had a management agreement with FBR Asset under which the Company performed portfolio management services on behalf of FBR Asset. These services included, but were not limited to, making investment purchases and sales, collecting market information, submitting reports pertaining to FBR Asset’s assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of FBR Asset’s portfolio of assets.

Under this management agreement the Company received a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of FBR Asset during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of FBR Asset’s invested assets during each calendar quarter. During the period January 1, 2003 through March 30, 2003, the Company recorded $2,762 in base management fees. During the three and nine months ended September 30, 2002, the Company recorded $2,588 and $5,713, respectively, in base management fees.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

2.    FBR Asset Investment Corporation: (Continued)

In addition, under the management agreement the Company was also entitled to receive incentive fees based on the performance of FBR Asset during the preceding four quarters, calculated: funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount was calculated as the weighted average issuance price per share of all shares of FBR Asset, multiplied by a rate equal to the average of the weekly closing rate of the ten-year U.S. Treasury during the previous 52-week period plus five percent per annum. During the period January 1, 2003 through March 30, 2003, the Company recorded $5,617 in incentive fees. During the three and nine month periods ended September 30, 2002, the Company recorded incentive fees of $4,199 and $8,733, respectively.

The Company entered into an agreement in August 2001 with FBR Asset and its registered broker-dealer subsidiary, Pegasus, regarding FBR Asset’s extension of credit to or investment in entities that are or may be the Company’s investment banking clients. During the period January 1, 2003 through March 30, 2003, pursuant to this agreement, the Company paid $353 in fees to FBR Asset in connection with investment banking transactions. During the three and nine months periods ended September 30, 2002, pursuant to this agreement, the Company paid $5,564 and $5,858, respectively, in fees to FBR Asset in connection with investment banking transactions. Fees are earned when the related investment banking transaction is completed.

During the three and nine month periods ended September 30, 2002, the Company earned $0 and $10,930, respectively, in fees in its capital markets segment in connection with the Company’s broker dealer subsidiary underwriting follow on public offerings for FBR Asset.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income before extraordinary gain, as reported	$56,961	$15,649	$121,456	$42,317
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	28	2,194	1,708	7,377

Pro forma net income before extraordinary gain	$56,933	$13,455	$119,748	$34,940

Earnings per share before extraordinary gain:
Basic—as reported	$0.42	$0.34	$1.14	$0.92

Basic—pro forma	$0.42	$0.29	$1.13	$0.76

Diluted—as reported	$0.41	$0.32	$1.11	$0.88

Diluted—pro forma	$0.41	$0.27	$1.10	$0.72

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.    Long-Term Investments, Incentive Allocations and Net Investment Income (Loss):

Asset Management Revenue

The Company records three types of asset management revenue:

1.	Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of mutual funds, partnerships, separate accounts, and prior to March 31, 2003, FBR Asset, based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s statements of operations.

2.	The Company also receives incentive income based upon the operating results of the partnerships, and for periods prior to March 31, 2003, FBR Asset. Incentive income represents a share of the gains in the partnerships and FBR Asset, and is recorded in incentive allocations and fees in the statements of operations. The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore, reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of September 30, 2003, $3,315 was subject to such potential future reversal.

3.	The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships, and for periods prior to March 31, 2003, FBR Asset. Income or loss allocations are recorded in net investment income (loss) and technology sector investment and incentive income (loss) in the Company’s statements of operations. The partnerships record their investments at fair value with changes in fair value reported in the partnerships’ earnings at each reporting date. Accordingly, partners’ capital accounts at each reporting date include all applicable allocations of partnership realized and unrealized gains and losses.

Long-Term Investments

Long-term investments consist of the following:

	September 30, 2003	December 31, 2002
Mortgage-backed securities	$8,408,164	$38,505
Equity method investments:
Proprietary investment partnerships, excluding technology sector	49,031	26,645
FBR Asset	—	74,776
Merchant Banking:
Marketable equity securities	127,505	3,498
Non-public equity securities	34,750	—
Private debt investments	7,500	7,500
Cost method investments, excluding technology sector	750	750
Other	20,491	9,457

	240,027	122,626
Equity method investments—technology sector	6,343	20,004
Cost method and other investments—technology sector	8,460	7,817

	14,803	27,821

Total long-term investments	$254,830	$150,447

Total mortgage-backed securities and long-term investments	$8,662,994	$188,952

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

The Company’s available-for-sale securities as of September 30, 2003 and December 31, 2002 were:

	September 30, 2003
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)	$8,408,206	$22,905	$(22,947)	$8,408,164
Marketable equity securities	76,718	50,888	(101)	127,505

	$8,484,924	$73,793	$(23,048)	$8,535,669

(1)	As of September 30, 2003, the mortgage-backed securities portfolio had a net premium of $182,368. This premium includes purchase accounting adjustments that stepped up the basis of the securities acquired from FBR Asset based on the values of the securities at the time of the merger.

	December 31, 2002
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities	$38,009	$502	$(6)	$38,505
Marketable equity securities	3,498	—	—	3,498

	$41,507	$502	$(6)	$42,003

During the three and nine months ended September 30, 2003, the weighted average coupon rate on the Company’s mortgage-backed securities was 4.42% and 4.57%, respectively. During the three and nine months ended September 30, 2002, the Company’s investments in mortgage backed securities did not have a significant effect on the Company’s results of operations. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 2.05 years as of September 30, 2003. The duration of the mortgage-backed securities portfolio was .93 as of September 30, 2003.

As of September 30, 2003, $4,022,244 (fair value) of the mortgage-backed securities were pledged as collateral for repurchase agreements and $4,058,130 of mortgage-backed securities and other assets were pledged as collateral for commercial paper.

5.    Borrowings:

Commercial Paper

In August 2003, the Company formed Georgetown Funding, LLC (Georgetown Funding), a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program. Through its administration agreement the Company maintains effective control over Georgetown Funding, and therefore consolidates Georgetown Funding for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. In

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

5.    Borrowings: (Continued)

August 2003, the Company entered into an uncommitted Master Repurchase Agreement with Georgetown Funding under which the Company may finance up to $5,000,000 of mortgage-backed securities.

As part of its Master Repurchase Agreement with the Company, Georgetown Funding began issuing commercial paper in September 2003, and as of September 30, 2003, had commercial paper borrowings of $4,046,645 outstanding with a weighted average borrowing rate of 1.17% and a remaining weighted-average term to maturity of 30.3 days. See also Note 6 for information regarding the effects of interest rate swaps on the Company’s borrowing costs.

Repurchase Agreements

At September 30, 2003, the Company had borrowings of $3,880,788 outstanding under repurchase agreements with a weighted average borrowing rate of 1.12% and a remaining weighted-average term to maturity of 19.4 days. During the three and nine months ending September 30, 2003, the weighted average borrowing rate was 1.12% and 1.20%, respectively, and the weighted average repurchase agreement balances were $6,787,821 and $4,370,136, respectively. See also Note 6 for information regarding the effects of interest rate swaps on the Company’s borrowing costs.

Long Term Debt

In April 2003 and July 2003, the Company through its taxable REIT holding company FBR TRS Holdings, Inc. and wholly owned subsidiary grantor trusts, FBR Capital Trust I and FBR Capital Trust II (“Trusts”), formed by FBR TRS Holdings, Inc., issued $40,000 total of preferred securities (“Trust Preferred securities”). The Trust Preferred securities accrue and pay interest quarterly at annual rates of (1) three-month LIBOR plus 3.25% ($20,000), but no more than 12% until March 2008, and (2) three-month LIBOR plus 3.10% ($20,000). The Trusts used the net proceeds from the offering to purchase unsecured junior subordinated deferrable interest notes of the Company (“Junior Subordinated Notes”). Junior Subordinated Notes are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Junior Subordinated Notes and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trusts. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Junior Subordinated Notes on March 30, 2033 and June 30, 2033, respectively, or upon earlier redemption as provided in the indentures. Specifically, subsequent to June 30, 2008, and September 30, 2008, respectively the Company may redeem the securities in whole at any time or in part from time to time at a redemption amount equal to the principal amount thereof plus accrued interest. For financial reporting purposes the Company’s $40,000 net proceeds are accounted for as debt with interest payments charged to interest expense. The Company used the proceeds from the issuance to invest in additional mortgage-backed securities.

6.    Derivative Financial Instruments and Hedging Activities:

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. At September 30, 2003, the Company was party to four interest rate swap agreements. One of the interest rate swaps ($50,000 notional) was previously held by FBR Asset and acquired by the Company as a result of the merger. Additionally, the Company entered into two interest rate swaps ($2,000,000 notional) during the second quarter of 2003, and one interest rate swap ($500,000 notional) during the third quarter. The counter parties to the interest rate swap agreements are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below.

The notional amount of each agreement is matched against a like amount of current and anticipated borrowings under repurchase agreements or commercial paper to hedge the variability in interest payments

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

6.    Derivative Financial Instruments and Hedging Activities: (Continued)

associated with the borrowings. The interest rate swap agreements are highly effective hedges and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows. The net effect of the Company’s interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to reduce expense by $227 and $675, respectively for the three and nine months ended September 30, 2003. The total amount deferred in accumulated other comprehensive income relating to interest rate swaps is $(1,997) at September 30, 2003, and relates to interest rate swaps entered into subsequent to the merger with FBR Asset.

The Company held the following interest rate swaps at September 30, 2003.

Current Notional Amount	Fixed Rate		Three-month LIBOR Rate		Termination Date	Fair Value
$2,000,000	1.31	%(1)	N/A	(2)	October 15, 2004	$(1,658)
500,000	1.31%		N/A	(2)	October 17, 2004	(339)
50,000	4.97%		1.11%		July 27, 2004	(1,880)

$2,550,000						$(3,877)

(1)	Average of two, one billion dollar notional interest rate swaps
(2)	These interest rate swaps are forward starting and do not begin until October 2003.

The Company held no interest rate swaps at December 31, 2002.

As of September 30, 2003 and subsequently, the Company had made forward commitments to purchase approximately $2,500,000 in hybrid ARM securities. These commitments to purchase mortgage-backed securities are designated as cash flow hedges of the anticipated purchases, and as of September 30, 2003 were valued at $3,000, which is included in accumulated other comprehensive income

7.    Income Taxes:

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR must meet certain income and asset tests and distribution requirements. The Company generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR’s results or financial condition. The income generated from the Company’s taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders.

During the three and nine months ended September 30, 2003, the Company recorded $14,483 and $23,507, respectively, of income tax expense for income during the period prior to the effective date of the merger with FBR Asset and the Company’s REIT election as well as for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate relating to this income for the three and nine months ended September 30, 2003 was approximately 39%.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

7.    Income Taxes: (Continued)

As of December 31, 2001, the Company had a net operating loss (NOL) carryforward to offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on the Company’s year-to-date operating results during the first nine months of 2002 in which earnings were in excess of the NOL carryforward, and based on available evidence and estimates of full year earnings for 2002, the Company began providing for income taxes and recorded an income tax provision of $2,343 (net of the reversal of deferred tax asset valuation allowance) relating to net income before extraordinary gain for the three months ended September 30, 2002. Previously during 2002, based on the NOL, operating results and estimates relative to future results, no provision for income taxes was recorded. Additionally, the Company recorded an income tax provision of $536 related to the extraordinary gain recorded in the first quarter which was a change in estimate based on current and estimated earning the year ended December 31, 2002. The Company’s effective tax rate for the three and nine months ended September 30, 2002 was 16% and 6.2% respectively.

8.    Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), FBR Investment Services, Inc. (“FBRIS”), and Pegasus Capital Corporation (“Pegasus”) are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (“the rule”), which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. As of September 30, 2003, FBR & Co. had regulatory net capital as defined of $78,073, FBRIS had regulatory net capital as defined of $305, and Pegasus had regulatory net capital as defined of $80, each of which exceeded the amount required.

The Company’s U.K. broker-dealer subsidiary, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”) is subject to the net capital rules of the Financial Services Authority. As of September 30, 2003, FBRIL had regulatory net capital as defined of $3,266, which exceeded the amount required.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

9.    Earnings Per Share:

The following table presents the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	135,670	135,670	46,370	46,370
Stock options	—	2,599	—	3,156

Weighted average common and common equivalent shares outstanding	135,670	138,269	46,370	49,526

Net earnings before extraordinary gain applicable to common stock	$56,961	$56,961	$15,649	$15,649

Earnings before extraordinary gain per common share	$0.42	$0.41	$0.34	$0.32

Net earnings applicable to common stock	$56,961	$56,961	$15,113	$15,113

Earnings per common share	$0.42	$0.41	$0.33	$0.31

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	106,279	106,279	45,995	45,995
Stock options	—	2,824	—	2,223

Weighted average common and common equivalent shares outstanding	106,279	109,103	45,995	48,218

Net earnings before extraordinary gain applicable to common stock	$121,456	$121,456	$42,317	$42,317

Earnings before extraordinary gain per common share	$1.14	$1.11	$0.92	$0.88

Net earnings applicable to common stock	$121,456	$121,456	$43,194	$43,194

Earnings per common share	$1.14	$1.11	$0.94	$0.90

As of September 30, 2003 and 2002, respectively, 7,622,453 and 11,575,505 options to purchase shares of common stock were outstanding (both including shares associated with the Employee Stock Purchase and Loan Plan that are treated as options). As of September 30, 2003 and 2002, respectively, 7,582,453 and 8,362,689 of the total outstanding options were exercisable and 2,396,900 and 2,477,900 were anti-dilutive.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

10.    Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short and long-term debt, non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2003	2004	2005	2006	2007	Thereafter	Total
Commercial paper borrowings	$4,046,645	$—	$—	$—	$—	$—	$4,046,645
Repurchase agreement borrowings	3,880,788	—	—	—	—	—	3,880,788
Long-term debt	—	970	970	970	970	43,880	47,760
Minimum rental and other contractual commitments	3,472	8,860	8,699	6,092	3,118	4,663	34,904
Capital commitments (1)	—	—	—	—	—	—	—

Total Contractual Obligations	$7,930,905	$9,830	$9,669	$7,062	$4,088	$48,543	$8,010,097

(1)	The table above excludes $7,582 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Litigation

As of September 30, 2003, the Company is not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition. The Company is a defendant in a small number of civil lawsuits and arbitrations (together “litigation”) relating to its various businesses. In addition, the Company is subject to regulatory oversight relating to its various businesses, including examination by regulatory bodies and requests for information relating to such examinations. There can be no assurance that these matters will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, including a review of the reserves set aside for litigation, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or liquidity. However, if, during any period, a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

11.    Shareholders’ Equity:

In April 2003, the Company’s Board of Directors authorized a new share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. Under a previous share repurchase program, during the three months ended March 31, 2003, the Company repurchased 976,000 shares of its Class A common stock at a cost of $8,200. There were no other share repurchases during 2003.

On April 1, 2003, the Company’s Board of Directors approved a dividend of $0.34 per common share payable on April 30, 2003 to shareholders of record as of April 15, 2003.

On June 12, 2003, the Company’s Board of Directors approved a dividend of $0.34 per common share payable on July 31, 2003 to shareholders of record on July 1, 2003.

On September 10, 2003, the Company’s Board of Directors approved a dividend of $0.34 per common share payable on October 31, 2003 to shareholders of record on September 30, 2003.

12.    Related Party Transactions:

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the 5 million shares of stock purchased under the plan. As of September 30, 2003 and December 31, 2002, the balance outstanding on these loans was $24,338 and $24,182, respectively. During the three and nine months ended September 30, 2003, $2,674 and $4,034, respectively of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

13.    Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be three separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management includes the Company’s fee based asset management operations as well as certain investments that are incidental to asset management activities. The Company’s principal investing segment was initiated subsequent to completing the merger with FBR Asset, and includes the Company’s mortgage-backed security investment activities, and substantially all of the Company’s equity security investing activities. Accordingly, there is no comparable 2002 financial information for this segment. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for the Company’s segments for the periods presented:

	Capital Markets	Asset Management	Principal Investing	Consolidated Totals
Three Months Ended September 30, 2003
Total revenues	$109,094	$10,298	$65,568	$184,960
Pre-tax income	32,697	1,640	37,107	71,444
Three Months Ended September 30, 2002
Total revenues	$73,386	$8,326	$—	$81,712
Pre-tax income (loss)	18,995	(1,003)	—	17,992
Nine Months Ended September 30, 2003
Total revenues	$200,190	$39,949	$142,799	$382,938
Pre-tax income	43,957	12,749	88,257	144,963
Nine Months Ended September 30, 2002
Total revenues	$167,205	$42,131	$—	$209,336
Pre-tax income	33,058	13,015	—	46,073

14.    FBR National Bank Assets and Liabilities Sold:

Upon the condition of the merger with FBR Asset being completed, the Company entered into an undertaking with the Federal Reserve Board (“the Board”) to convert to an entity that would allow the Company and its subsidiaries to continue to provide trust and custody services, but that would remove the merged company from regulation by the Board as a financial holding company.

Pursuant to this undertaking, subsequent to the completion of the merger, FBR National Bank (the “Bank”) entered into an agreement to sell its loans receivable ($12,100 balance at June 30, 2003) and customer deposits ($55,000 balance at June 30, 2003) to an unaffiliated bank. In a separate transaction, the Bank also entered into an agreement to sell its office building ($3,800 balance at June 30, 2003). Both of these transactions closed in the third quarter of 2003. Additionally, in connection with this restructuring, the Bank has incurred a severance charge of approximately $600 in 2003. The net effect of the sale transactions and the severance did not have a material effect on the Company’s financial condition or results of operations. Based on the successful completion of the undertakings noted above, as of September 30, 2003, the Company no longer is subject to regulation by the Board as a financial holding company. Further, as of September 30, 2003, the Bank’s name was changed to FBR National Trust Company and it was operating as a national trust bank.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

15.    Management Contract Intangible:

The Company’s 2001 acquisition of MMA/Rushmore was accounted for using the purchase method of accounting under SFAS 141, and resulted in the recording of $19,700 of management contracts on the balance sheet. These management contracts were previously unrecognized intangible assets of MMA. This intangible asset is being amortized on a straight-line basis over 15 years. As of September 30, 2003, $3,057 of amortization has been recorded resulting in a net value of $16,643. Approximately $1,300 per year will be amortized over the remaining life of this intangible asset.

16.    Subsequent Events:

In October 2003, the Company completed a follow-on offering of 26,450,000 shares (including over-allotment option) of Class A common stock at a price of $17.00 per share. FBR & Co. was the sole book runner of the offering. The net proceeds from the offering, after deducting underwriting discounts and offering expenses are estimated to be approximately $430,000. The Company plans to use the net proceeds to invest in mortgage-backed securities, equity securities and for other general corporate purposes.

In October 2003, the Company through its taxable REIT holding company subsidiary FBR TRS Holdings, Inc. and a wholly owned subsidiary grantor trust formed by FBR TRS Holdings, Inc., issued $10,000 of preferred securities (“Trust Preferred securities”). The Trust Preferred securities accrue and pay interest quarterly at an annual rate of three-month LIBOR plus 3.00%, mature in thirty years and are redeemable, in whole or in part, without penalty after five years. The Company used the proceeds from the issuance to invest in additional mortgage-backed securities. The Trust Preferred securities will be treated as debt for financial reporting purposes.

17.    Accounting Developments:

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a material effect on the Company’s 2003 results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

17.    Accounting Developments: (Continued)

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Adoption of SFAS 149 did not have a material effect on the Company’s results of operations and financial position, but may affect the accounting for future transactions.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS 150 did not have a material effect on the Company’s results of operations and financial position, but may affect the accounting for future transactions.

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

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of APB No. 51,” (“FIN 46”) was issued in January 2003. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies to the Company effective as of December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate that the final adoption of FIN 46 will have a material effect on its financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 2003 and 2002, and the Notes thereto and the Company’s 2002 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

Relative to principal investing, the Company invests and plans to continue to invest in mortgage-backed securities that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. In addition, subject to maintaining REIT qualification, the Company invests from time to time in real estate and non-real estate related assets, including but not limited to, purchasing equity securities and making senior secured, mezzanine, and other loans.

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

During the third quarter, interest rates rose rapidly from the lows reached in the second quarter. This increase in rates was one of the largest and most rapid increases ever experienced by the U.S. fixed income market. This rate volatility was accompanied by spread widening for mortgage-backed securities. These two factors combined to result in a decrease in the value of our mortgage-backed securities portfolio. The resulting environment also caused mortgage-backed securities to continue to experience very high rates of pre-payment which caused yields on these securities to be lower than if pre-payments had been lower. Additionally, volatility of prepayments can make it difficult to target and maintain leverage in the portfolio. The low Federal Funds rate has translated into a lower cost of funds for the Company which partially offsets the impact of high pre-payments.

Our investment banking (capital raising and merger and acquisition, restructuring, and advisory services), institutional brokerage and asset management (including investments), are linked to the capital markets business activities. In addition, our business activities are focused in the financial services, real estate, technology, healthcare, energy and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, revenues can be subject to significant volatility from period to period.

During the third quarter of 2003, the equity capital markets as a whole and our investment banking business in particular experienced an increase in activity in underwriting and private placement activity as compared to the first two quarters of 2003 and fourth quarter of 2002.

Our investment banking and asset management revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the sectors on which we focus. For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity, and other asset management activities is based on the value of securities held by the funds we manage. The value of these securities includes unrealized gains or losses that may change from

BUSINESS ENVIRONMENT — (Continued)

one period to another. Although, when market conditions permit, we may take steps to realize or lock-in gains on these securities, these securities are often illiquid, and therefore such steps may not be possible, and the value of these securities is subject to increased market risk. Similarly, investment banking activities and our market share are subject to significant market risk.

Fluctuations in revenues and net income also occur due to the overall level of market activity which, among other things, affects the flow of investment dollars and the size, number, and timing of investment banking transactions. For example, new issue activity was down significantly in the fourth quarter of 2002 and this softness carried over into 2003, but is now showing signs of recovery.

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

On November 15, 2002, the Company announced that it had entered into a merger agreement with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation (“New FBR”), created to effect the merger (the “merger”) of FBR and FBR Asset. At separate special meetings of FBR and FBR Asset shareholders held on March 28, 2003, shareholders of both companies voted to approve the merger. The merger closed before the opening of business on March 31, 2003. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Additionally, the consolidated statements of operations and cash flows for the nine months ended September 30, 2003 include the combined results of the Company and FBR Asset for the period from March 31, 2003 to September 30, 2003. For the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting. The Company believes that the merger provides significant new growth opportunities and business flexibility while increasing the stability of earnings.

BUSINESS ENVIRONMENT — (Continued)

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

Upon completion of the merger, the Company elected Real Estate Investment Trust (“REIT”) status for U.S. federal income tax purposes. The Company conducts its mortgage-backed securities and merchant banking investments at the parent company REIT level. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. The parent company generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Further, in order to maintain its status as a REIT, the Company is required to dividend on or before December 31, 2003 FBR Group’s undistributed earnings and profits as of the merger date, estimated to be approximately $9.1 million. Failure to meet these REIT requirements could have a material adverse impact on the Company’s results or financial condition.

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

FBR Group’s purchase price of $776.9 million is calculated using the number of shares of New FBR Class A common stock issued in the merger of 85,973,312 (determined as the number of shares of FBR Asset common stock outstanding immediately prior to completion of the merger multiplied by the exchange ratio of 3.65) and an $8.91 per share average trading price of FBR Group common stock for a period of two days before and after the terms of the merger agreement were agreed to and announced and estimated direct merger costs of $10.9 million (the final amount of direct merger costs may differ from this estimate).

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

BUSINESS ENVIRONMENT — (Continued)

The following unaudited pro forma consolidated results are presented as though the merger with FBR Asset had occurred as of January 1, 2002 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	Actual 2003	2002	2003	2002
Gross revenues, as reported	$184,960	$81,712	$382,938	$209,336
Revenues, net of interest expense, as reported	161,988	81,104	338,599	207,928
Net earnings before extraordinary gain, as reported	56,961	15,649	121,456	42,317
Gross revenues, pro forma	n/a	$133,697	$430,182	$297,170
Net revenues, pro forma	n/a	111,019	364,917	261,150
Net earnings before extraordinary gain, pro forma	n/a	47,136	147,282	99,279
Earnings per common share
Basic before extraordinary gain, as reported	$0.42	$0.34	$1.14	$0.92

Diluted before extraordinary gain, as reported	$0.41	$0.32	$1.11	$0.88

Basic before extraordinary gain, pro forma	n/a	$0.37	$1.10	$0.87

Diluted before extraordinary gain, pro forma	n/a	$0.36	$1.08	$0.85

During the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting and recorded $2.9 million of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period.

During the first nine months of 2002, the Company recorded $16.8 million of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period. In addition, in February 2002, the Company exercised 415,805 warrants to purchase FBR Asset common stock. As a result of this transaction, the Company purchased its interest below book value creating negative goodwill which, in accordance with SFAS 142, the Company recorded an extraordinary gain of $1.4 million.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Our merger with FBR Asset was completed on March 31, 2003, accordingly, the third quarter 2003 results include the full effects of the merger, and therefore with respect to principal investment activities, the three months ended September 30, 2003 are not comparable to 2002 results. Principal investment revenues include interest income on mortgage-backed securities (“MBS”), realized gains and losses on MBS and equity investments, and dividend income on equity investments. Net income increased from $15.1 million during the third quarter of 2002 to $57.0 million during the third quarter of 2003. This increase is primarily due to increased revenues and realized gains in 2003 as compared to 2002 in our principal investment and capital markets segments. Our 2003 net income also includes $14.5 million of income tax expenses as compared to $2.9 million of income tax expenses being recorded in the third quarter of 2002. Within capital markets our investment banking revenue increased $31.3 million and institutional brokerage revenue increased $5.3 million in 2003 as compared to 2002.

The Company’s revenues increased 126.4% from $81.7 million in 2002 to $185.0 million in 2003 due primarily to revenues associated with our principal investment activities related to the completion of our merger with FBR Asset and increases in revenues from investment banking and institutional brokerage activities.

Underwriting revenue increased 24.6% from $30.1 million in 2002 to $37.5 million in 2003. The increase is attributable to more managed transactions completed in 2003 as compared to 2002. During the third quarter of 2003, the Company managed 11 public offerings raising $1.2 billion and generating $37.5 million in revenues. During the third quarter of 2002, the Company managed three public offerings raising $672.5 million and

RESULTS OF OPERATIONS — (Continued)

generating $30.1 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager decreased from $224.2 million in 2002 to $104.9 million in 2003.

Corporate finance revenue increased 96.9% from $26.2 million in 2002 to $51.6 million in 2003 due primarily to two large private placements completed in 2003. In total, the Company completed four private placements in 2003 generating $48.9 million in revenues compared to three private placements generating $25.2 million in revenues in 2002. M&A and advisory fee revenue increased from $1.0 million in 2002 to $2.7 million in 2003 due primarily to one large advisory assignment completed in 2003. The Company did not complete any M&A transactions in 2003 as compared to two in 2002.

During the third quarter of 2003, the Company recorded investment banking gains of $1.1 million. This amount includes $0.9 million of gains related to common shares and $0.2 million related to warrants all received in connection with capital raising activities. Of this amount, $0.8 million was unrealized as of September 30, 2003.

Institutional brokerage revenue from principal transactions increased 14% from $5.7 million in 2002 to $6.5 million in 2003 as a result of increases in both trading gains and trading volume. Institutional brokerage agency commissions increased 52% from $8.6 million in 2002 to $13.1 million in 2003 as a result of increases in trading volume.

Asset management base management fees decreased 22.2% from $7.2 million in 2002 to $5.6 million in 2003 as a result of the elimination of fees earned from FBR Asset. Asset management incentive allocations and fees decreased 58% from $4.3 million in 2002 to $1.8 million in 2003 primarily as a result of the elimination of fees earned from FBR Asset.

Asset management net investment income (loss) increased 218.5% from $(2.7) million in 2002 to $3.2 million in 2003. Net investment income in 2003 includes $2.5 million of net investment income from investments in proprietary investment partnerships and $0.7 million of net investment income from other investments. Net investment loss in 2002 includes $3.6 million of net investment income generated from our investment in FBR Asset offset by $(6.3) million of net investment loss from investments in managed vehicles.

Asset management technology sector net investment and incentive loss decreased 68.2% from $(2.2) million in 2002 to $(0.7) million in 2003. Technology sector net investment and incentive loss in 2003 was from investments in venture capital proprietary investment partnerships, of which $(0.3) million was associated with Technology Venture Partners I (“TVP I”) and Technology Venture Partners II (“TVP II”). Technology sector net investment and incentive loss in 2002 was from investments in venture capital proprietary investment partnerships and other managed vehicles and, to a lesser extent, from a third party fund that was invested primarily in public securities.

Regarding our principal investment activities, interest income on mortgage-backed securities totaled $46.8 million during the third quarter of 2003. As of September 30, 2003, the Company had investments in 289 mortgage-backed securities that had a fair value of $8.4 billion. The weighted average book value of the Company’s mortgage-backed securities portfolio was $7.9 billion for the three months ended September 30, 2003. For the three months ended September 30, 2003, the weighted average annual yield on the Company’s mortgage-backed securities was 2.37%. In addition, the Company realized $14.4 million in gains during the three months ended September 30, 2003, including $13.9 million relating to equity investments and $.5 million relating to mortgage-backed securities. The Company also recorded $1.3 million in dividend income from our equity investment portfolio for the three months ended September 30, 2003.

Interest expense increased from $0.6 million in 2002 to $23.0 million in 2003 reflecting the effects of the funding requirements of the Company’s principal investing activities initiated at the time of the merger with FBR Asset. During the third quarter of 2003, the Company had weighted average borrowings of $7.8 billion

RESULTS OF OPERATIONS — (Continued)

outstanding under repurchase agreements and commercial paper borrowings with a weighted average borrowing rate of 1.12%, including the effects of outstanding interest rate swaps, and 1.13% without the effect of interest rate swaps. The weighted-average term to maturity of our repurchase agreement and commercial paper borrowings were 19.4 days and 30.3 days, respectively as of September 30, 2003. The net effect of our interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to reduce expense by $0.2 million for the three months ended September 30, 2003.

Total expenses increased 43.4% from $63.1 million in 2002 to $90.5 million in 2003 due primarily to increases in variable compensation and business development costs both associated with increased revenue in 2003.

Compensation and benefits expense increased 47.7% from $45.7 million in 2002 to $67.5 million in 2003. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 56.4% in 2002 to 41.7% in 2003.

Business development and professional services increased 29.9% from $8.7 million in 2002 to $11.3 million in 2003 primarily due to increases in travel and legal costs associated with the increased investment banking activity.

Clearing and brokerage fees increased 50% from $1.4 million in 2002 to $2.1 million in 2003 due to increased institutional brokerage revenue. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased 4% from 10.0% in 2002 to 10.4% in 2003.

Occupancy and equipment expense increased 4.4% from $2.3 million in 2002 to $2.4 in 2003 primarily due to the opening of a new office in the fourth quarter of 2002, offset in part by cost containment.

Communications expense increased 50% from $2.0 million in 2002 to $3.0 million in 2003 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 43.3% from $3.0 million in 2002 to $4.3 million in 2003 primarily due to significantly increased D&O and E&O insurance premiums due to market conditions as well as additional coverage obtained subsequent to our merger with FBR Asset. The total increase in premiums year over year are $0.7 million. In addition, other operating expenses in 2003 reflect an increase in 12B-1 fees and fund distribution fees of $0.3 million related to increased mutual fund assets under management, and in miscellaneous office operations expenses of $0.2 million.

The total income tax provision increased from $2.9 million in 2002 to $14.5 million in 2003 due to increased taxable income in 2003 as compared to 2002. For the three months ended September 30, 2003, the Company’s income tax provision relates entirely to income attributable to its taxable REIT subsidiaries and its effective tax rate at these subsidiaries was 39.1%.

As of December 31, 2001, the Company had a NOL carryforward to offset future taxable income. As of that date, the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on the Company’s year-to-date operating results during the first nine months of 2002 in which earnings were in excess of the NOL carryforward, and based on available evidence and estimates of full year earnings for 2002, the Company began providing for income taxes and recorded an income tax provision of $2.34 million (net of the reversal of deferred tax asset valuation allowance) relating to net income before extraordinary gain for the three months ended September 30, 2002. Previously during 2002, based on the NOL, operating results and estimates relative to future results, no provision for income taxes was recorded. Additionally, the Company recorded an income tax provision of $.54 million related to the extraordinary gain recorded in the first quarter which was a change in estimate based on current and estimated earning the year ended December 31, 2002. The Company’s effective tax rate for the three months ended September 30, 2002 was 16%.

RESULTS OF OPERATIONS — (Continued)

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Our merger with FBR Asset was completed on March 31, 2003, accordingly, the second and third quarter 2003 results include the full effects of the merger, and therefore with respect to principal investment activities, the nine months ended September 30, 2003 are not comparable to 2002 results. Principal investment revenues include interest income on MBS, realized gains and losses on MBS and equity investments, and dividend income on equity investments. Net income increased from $43.2 million in 2002 to $121.5 million in 2003. This increase is primarily due to increased revenues and realized gains in 2003 as compared to 2002 in our principal investment and capital markets segments. Our 2003 net income also includes a $23.5 million provision for taxes as compared to $2.9 million tax provision in 2002. Within capital markets, our investment banking revenue increased $31.3 million and institutional brokerage revenue increased $2.1 million as compared to 2002.

The Company’s revenues increased 82.9% from $209.3 million in 2002 to $382.9 million in 2003 primarily due to revenues associated with our principal investment activities related to the completion of our merger with FBR Asset and increased investment banking revenues.

Underwriting revenue increased 3.8% from $67.7 million in 2002 to $70.3 million in 2003. The increase is attributable to larger fees on the deals completed in 2003 as compared to 2002. During the first nine months of 2003, the Company managed 23 public offerings raising $3.1 billion and generating $70.3 million in revenues. During the first nine months of 2002, the Company managed 27 public offerings raising $3.3 billion and generating $67.7 million in revenues. Underwriting revenue during the first nine months of 2002 included $10.9 million in fees associated with FBR-Asset’s three secondary offerings in January, April and June 2002. The average size of underwritten transactions for which we were a lead or co-manager increased from $120.5 million in 2002 to $133.7 million in 2003.

Corporate finance revenue increased 48.8% from $47.5 million in 2002 to $70.7 million in 2003 due primarily to larger fees on private placement transactions completed in 2003. The Company completed five private placements generating $61.2 million in revenues in 2003 compared to six private placements generating $32.1 million in revenues in 2002. M&A and advisory fee revenue decreased from $15.4 million in 2002 to $9.5 million in 2003 due to a decrease in the number of deals completed in 2003. In 2002, the Company completed 11 M&A transactions compared to five completed transactions in 2003.

During the nine months ended September 30, 2003, the Company recorded investment banking gains of $9.8 million. This amount includes $4.4 million of gains related to common shares and $5.4 million related to warrants all received in connection with capital raising activities. Of this amount, $9.5 million was unrealized as of September 30, 2003.

Institutional brokerage revenue from principal transactions decreased 20.3% from $21.2 million in 2002 to $16.9 million in 2003 partially due to higher trading losses in 2003. Net trading losses were $(0.9) million in 2003 compared to a $0.7 million gain in 2002. Institutional brokerage agency commissions increased 23.4% from $27.3 million in 2002 to $33.7 million in 2003. The Company believes that this increase is due to the fact that it has continued to achieve greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees decreased 10.1% from $20.8 million in 2002 to $18.7 million in 2003 primarily due to the elimination of fees earned from FBR Asset subsequent to the merger, offset by an increase in fees earned from our other managed vehicles. Asset management incentive allocations and fees decreased 5.6% from $9.0 million in 2002 to $8.5 million in 2003 primarily due to an increase of incentive allocations from investment partnerships of $3.0 million offset by reduced incentive fees from FBR Asset based on the timing of the merger.

Asset management net investment income increased 25.4% from $11.8 million in 2002 to $14.8 million in 2003. Net investment income in 2003 includes: $2.9 million of net investment income generated from our

RESULTS OF OPERATIONS — (Continued)

investment in FBR Asset, $8.1 million of net investment income from investments in proprietary investment partnerships and $3.8 million of net investment income from other investments. Net investment income in 2002 includes: $16.8 million of net investment income generated from our investment in FBR Asset, offset by $(5.0) million of net investment loss from investments in managed vehicles, and $0.2 million of realized gains related to available-for-sale securities offset by $(0.2) million of net investment loss related to losses on our marketable securities.

In February 2002, the Company exercised 415,805 warrants of FBR Asset. As a result of this transaction, the Company’s purchase price was below its interest in the net assets acquired creating negative goodwill which, in accordance with SFAS 142, the Company recorded as an extraordinary gain of $1.4 million.

Asset management technology sector net investment and incentive loss decreased 78.9% from $(5.7) million in 2002 to $(1.2) million in 2003. Technology sector net investment and incentive loss in 2003 was primarily from investments in venture capital proprietary investment partnerships and other managed vehicles, of which $(0.8) million was associated with TVP I and TVP II, and, to a lesser extent, from a third party fund that was invested primarily in public securities. Technology sector net investment and incentive loss in 2002 was primarily from investments in venture capital proprietary investment partnerships and other managed vehicles, of which $(1.6) million was associated with TVP I and TVP II, and, to a lesser extent, from a third party fund that was invested primarily in public securities.

Regarding our principal investment activities, interest income from MBS totaled $98.4 million for the nine months ended September 30, 2003. As of September 30, 2003, the Company had investments in 289 mortgage-backed securities that had a fair value of $8.4 billion. Based on the timing of our merger with FBR Asset at the end of the first quarter 2003, substantially all of our interest income from MBS was recorded in the second and third quarters of 2003. For the nine months ended September 30, 2003, the weighted average annual yield on the Company’s mortgage-backed securities was 2.76%. In addition, the Company realized $32.2 million in gains during the nine months ended September 30, 2003, including $24.4 million relating to equity investments and $7.8 million relating to MBS. The Company also recorded $3.7 million in dividend income from our equity investment portfolio for the nine months ended September 30, 2003.

Interest expense increased from $1.4 million in 2002 to $44.3 million in 2003 reflecting the effects of the funding requirements of the Company’s principal investing activities initiated at the time of the merger with FBR Asset. During the nine months ended September 30, 2003, the Company had weighted average borrowings of $4.7 billion outstanding under repurchase agreements and commercial paper borrowings with a weighted average borrowing rate of 1.18%, including the effects of outstanding interest rate swaps, and 1.20% without the effect of interest rate swaps. The weighted-average term to maturity of our repurchase agreement and commercial paper borrowings were 19.4 days and 30.3 days, respectively as of September 30, 2003. The net effect of our interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to reduce expense by $0.7 million for the nine months ended September 30, 2003.

Total expenses increased 18.6% from $163.3 million in 2002 to $193.6 million in 2003 due primarily to increases in variable compensation, business development and professional services and clearing and brokerage fees, all associated with increased revenue in 2003.

Compensation and benefits expense increased 17.1% from $115.5 million in 2002 to $135.2 million in 2003. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 55.5% in 2002 to 39.9% in 2003.

Business development and professional services increased 21.3% from $23.0 million in 2002 to $27.9 million in 2003 primarily due to marketing costs incurred in 2003 associated with our sponsorship of the PGA Tour’s FBR Capital Open and costs associated with hosting a technology investors conference for which there

RESULTS OF OPERATIONS — (Continued)

are not comparable 2002 costs. In addition travel and legal costs increased in 2003 due to increased investment banking activity. These new costs and cost increases were offset by a decrease in sub-advisory fees relating to our asset management activities.

Clearing and brokerage fees increased 28.2% from $3.9 million in 2002 to $5.0 million in 2003. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 8.0% in 2002 to 10.0% in 2003. This percentage increase is attributable to new clearing and execution arrangements finalized during the first quarter of 2002, the terms of which were implemented retroactively, resulting in lower transaction and execution costs during the first quarter of 2002.

Occupancy and equipment expense increased 3% from $6.6 million in 2002 to $6.8 million in 2003. The slight increase is attributable to opening a new office in the fourth quarter of 2002 offset in part by cost containment.

Communications expense increased 17.5% from $6.3 million in 2002 to $7.4 million primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 41.3% from $8.0 million in 2002 to $11.3 million in 2003 primarily due to significantly increased D&O and E&O insurance premiums due to market conditions as well as additional coverage obtained subsequent to our merger with FBR Asset. The total increase in premiums year over year are $1.7 million. In addition, other operating expenses in 2003 reflect an increase in 12B-1 and fund distribution fees of $0.3 million related to increased mutual fund assets under management, directors’ fees of $0.2 million, service fees associated with the MBS portfolio of $0.2 million, charitable contributions of $0.2 million, and miscellaneous office operations expenses of $0.7 million.

The total income tax provision increased from $2.9 million in 2002 to $23.5 million in 2003 due to increased taxable income in 2003 as compared to 2002. The Company’s tax provision for the nine months ended September 30, 2003 relates to income during the period prior to the effective date of the merger with FBR Asset and the Company’s REIT election as well as to income generated subsequently that was attributable to our taxable REIT subsidiaries. The Company’s effective tax rate relating to this income for the nine months ended September 30, 2003 was approximately 39%.

As of December 31, 2001, the Company had a NOL carryforward to offset future taxable income. As of that date, the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. Based on the Company’s year-to-date operating results during the first nine months of 2002 in which earnings were in excess of the NOL carryforward, and based on available evidence and estimates of full year earnings for 2002, the Company began providing for income taxes and recorded an income tax provision of $2.34 million (net of the reversal of deferred tax asset valuation allowance) relating to net income before extraordinary gain for the three months ended September 30, 2002. Previously during 2002, based on the NOL, operating results and estimates relative to future results, no provision for income taxes was recorded. Additionally, the Company recorded an income tax provision of $.54 related to the extraordinary gain recorded in the first quarter which was a change in estimate based on current and estimated earning the year ended December 31, 2002. The Company’s effective tax rate for the nine months ended September 30, 2002 was 6.2%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of the Company’s ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to the Company’s broker-dealer and banking subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of borrowings under repurchase agreements, principal and interest payments on mortgage-backed securities, dividends on equity securities, proceeds from sales of those securities, proceeds from issuances of Trust Preferred securities, internally generated funds, equity capital contributions, and credit provided by banks,

LIQUIDITY AND CAPITAL RESOURCES — (Continued)

clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for the Company include existing cash balances, borrowing capacity through margin accounts, bank lines of credit, and future issuances of common stock, preferred stock, or debt.

The Company believes that its existing cash balances, cash flows from operations, and borrowing capacity under collateralized repurchase agreements, including its Master Repurchase Agreement with Georgetown Funding, LLC (“Georgetown Funding”) a commercial paper conduit (see discussion below), will be sufficient to meet its investment objectives and fund operating expenses. The Company has obtained, and believes it will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with the Company’s financing objectives. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. If the Company were to pursue such an opportunity, the Company might seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities. There can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should the Company’s needs ever exceed these sources of liquidity, the Company believes that our mortgage-backed and equity securities could be sold, in most circumstances, to provide cash.

We have used, and may continue to use, temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. At September 30, 2003, we had no outstanding short-term borrowings outstanding under our $40 million subordinated line-of-credit from an affiliate of FBR & Co.’s clearing broker that expires August 2004. Borrowings under this line are allowable for net capital purposes. In addition, at September 30, 2003, we had $45.6 million of long-term debt representing Trust Preferred securities and acquisition related debt.

In August 2003, the Company formed Georgetown funding, a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program. Through its administration agreement the Company maintains effective control over Georgetown Funding and therefore consolidates Georgetown Funding for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. In August 2003, the Company entered into an uncommitted Master Repurchase Agreement with Georgetown Funding under which the Company may finance up to $5 billion of mortgage-backed securities.

At September 30, 2003, through Georgetown Funding the Company had $4.0 billion of commercial paper outstanding and additionally had $3.9 billion outstanding under repurchase agreements with several financial institutions. The Company’s leverage ratio at the end of the third quarter was 7.5 to 1 (measured by debt to equity). At September 30, 2003, the weighted average remaining maturity of the Company’s borrowings was 136.1 days, including the effect of outstanding interest rate swap agreements, and 25.0 days without the effect of outstanding interest rate swaps. The weighted average cost of funds on outstanding borrowings at September 30, 2003 was 1.15%, both including and without the effect of outstanding interest rate swap agreements.

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of September 30, 2003, liquid assets consisted primarily of cash and cash equivalents of $252.1 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $8.4 billion in MBS, $254.8 million in long-term investments, and $6.7 million in liquid marketable trading securities at September 30, 2003.

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), and our

LIQUIDITY AND CAPITAL RESOURCES — (Continued)

investment in a long-term, mezzanine, debt instrument of a privately held company. Although our investments in hedge and venture capital funds and other limited partnerships are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements. During the third quarter of 2003, the Company made a merchant banking investment of $25 million in Quanta Capital Holdings.

The following table provides additional detail regarding the Company’s merchant banking investments as of September 30, 2003.

	September 30, 2003
Merchant Banking Investments	Shares	Cost Basis	Fair Value
Accredited Home Lenders Holding Company(1)	510,697	$4,080	$11,087
American Financial Realty Trust(1)	3,763,441	39,554	53,065
AmeriCredit Corp.	3,200,000	10,560	32,960
Franklin Bank Corporation(2)	600,000	6,000	6,000
MCG Capital Corporation	625,000	6,100	9,750
Oxford Finance Corporation(2)	500,000	3,750	3,750
Quanta Capital Holdings(1),(2)	2,688,172	25,000	25,000
Saxon Capital, Inc.	1,000,000	12,930	17,140
Private debt investments	—	7,500	7,500
Other	—	3,494	3,503

Total Merchant Banking Investments		$118,968	$169,755

(1)	As of September 30, 2003, the Company is restricted from selling its shares based on the terms of its purchase.
(2)	As of September 30, 2003, these shares are not registered for public trading.

Unrealized gains or losses related to our investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $50.7 million as of September 30, 2003. If and when we liquidate these or determine that a decline in value of these investments is “other than temporary,” a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Friedman, Billings, Ramsey & Co., Inc. (“FBR&Co.”), FBR Investment Services, Inc. (“FBRIS”) and Pegasus Capital Corporation (“Pegasus”) as broker-dealers, are registered with the Securities and Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. Additionally, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2003, FBR & Co. had regulatory net capital as defined of $78.1 million, FBRIS had regulatory net capital as defined of $0.3, Pegasus had regulatory net capital as defined of $0.08 million, and FBRIL had regulatory net capital as defined of $3.3 million, each of which exceeded the amount required. Regulatory net capital requirements increase when the broker/ dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

LIQUIDITY AND CAPITAL RESOURCES — (Continued)

Quantitative measures established by regulation to ensure capital adequacy require FBR National Trust Company to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). As of September 30, 2003, the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR National Trust Company as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR National Trust Company must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that the Company believes have changed FBR National Trust Company’s “well-capitalized” status.

As of September 30, 2003, we had $7.6 million of uncalled commitments to various investment partnerships that may be called over the next ten years. As of September 30, 2003 and subsequently, the Company has made commitments to purchase approximately $2.5 billion in hybrid ARM securities.

In April 2003, the Company’s Board of Directors authorized a new share repurchase program in which the Company may repurchase up to 14 million of shares of the Company’s Class A common stock from time to time. Under a previous share repurchase program, during the three months ended March 31, 2003, the Company repurchased 976,000 shares of its Class A common stock at a cost of $8.2 million. There were no other share repurchases during 2003.

In October 2003, the Company completed a follow-on offering of 26,450,000 shares (including over-allotment option) of Class A common stock at a price of $17.00 per share. FBR & Co. was the sole book runner of the offering. The net proceeds from the offering, after deducting underwriting discounts and offering expenses are estimated to be approximately $430 million. The Company plans to use the net proceeds to invest in mortgage-backed securities, equity securities, and for other general corporate purposes.

In October 2003, the Company, through its taxable REIT holding company subsidiary FBR TRS Holdings, Inc. and a wholly owned subsidiary grantor trust formed by FBR TRS Holdings, Inc., issued $10 million of preferred securities (“Trust Preferred securities”). The Trust Preferred securities accrue and pay interest quarterly at an annual rate of three-month LIBOR plus 3.00%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. The Company used the proceeds from the issuance to invest in additional mortgage-backed securities. The Trust Preferred securities will be treated as debt for financial reporting purposes.

As of September 30, 2003, approximately 4.1 million of employee stock options have been exercised during 2003 providing approximately $29 million in proceeds to the Company.

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

Interest Rate Risk

Leveraged MBS

The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreements, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. The counterparties to the Company’s interest rate swap agreements at September 30, 2003 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s swap position as the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities, paying fixed and receiving floating interest rate swaps.

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

Interest Rate Risk — (Continued)

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at September 30, 2003.” Actual results could differ significantly from these estimates. The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a third party’s proprietary model. This model forecasts prepayment speeds based, in part, on each security’s issuing agency (Ginnie Mae, Fannie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (in thousands).

	Value at September 30, 2003(1)	Value of MBS and swaps at September 30, 2003 with 100 basis point increase in interest rates	Percent Change	Value of MBS and swaps at September 30, 2003 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$8,408,164	$8,327,123	(0.96)%	$8,479,382	0.85%
Other	809,647	809,647		809,647

Total Assets	$9,217,811	$9,136,770	(0.88)%	$9,289,029	0.77%

Liabilities
Interest-rate swaps(2)	$3,877	$(21,390)	(651.72)%	$29,144	651.72%
Other	8,145,781	8,145,781		8,145,781

Total Liabilities	8,149,658	8,124,391	(0.31)%	8,174,925	0.31%

Shareholders’ Equity
Common stock	1,401	1,401		1,401
Paid-in-capital	1,002,663	1,002,663		1,002,663
Employee stock loan receivable	(24,338)	(24,338)		(24,338)
Deferred compensation	(2,216)	(2,216)		(2,216)
Accumulated other comprehensive income	54,652	(1,122)	(102.05)%	100,603	84.08%
Retained earnings	35,991	35,991		35,991

Total Shareholders’ Equity	1,068,153	1,012,379	(5.22)%	1,114,104	4.30%

Total Liabilities and Shareholders’ Equity	$9,217,811	$9,136,770	(0.88)%	$9,289,029	0.77%

Book Value per Share	$7.84	$7.43	(5.23)%	$8.18	4.34%

(1)	Includes accrued interest.
(2)	The carrying value of the interest rate swaps in the Company’s financial statements equals $(3,877). See Note 6 to the Consolidated Financial Statements at page 13. The fair values of the interest rate swaps are based on quoted market prices as of September 30, 2003.

As shown above, the mortgage-backed securities portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. This may effectively limit an investor’s upside potential in a market rally.

Other

The value of the Company’s direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, many of the companies are exposed to risks similar to those identified above as being applicable to the Company’s direct investments. Additionally, changes in interest rates

Interest Rate Risk — (Continued)

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of September 30, 2003 (in thousands).

	Value at September 30, 2003	Value of Equity at September 30, 2003 with 10% Increase in Price	Percent Change	Value at September 30, 2003 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$127,505	$140,256	10.00%	$114,755	(10.00%)
Equity method investments	55,374	60,911	10.00%	49,837	(10.00%)
Other long-term investments	71,951	71,951		71,951
Trading securities	6,745	7,420	10.00%	6,071	(10.00%)
Other	8,956,236	8,956,236		8,956,236

Total Assets	$9,217,811	$9,236,774	0.21%	$9,198,850	(0.21%)

Liabilities	$8,149,658	$8,149,658		$8,149,658

Shareholders’ Equity
Common stock	1,401	1,401		1,401
Paid-in-capital	1,002,663	1,002,663		1,002,663
Employee stock loan receivable	(24,338)	(24,338)		(24,338)
Deferred compensation	(2,216)	(2,216)		(2,216)
Accumulated comprehensive income	54,652	67,403	23.33%	41,903	(23.33%)
Retained earnings	35,991	42,203	17.26%	29,779	(17.26%)

Total Shareholders’ Equity	1,068,153	1,087,116	1.78%	1,049,192	(1.78%)

Total Liabilities and Shareholders’ Equity	$9,217,811	$9,236,774	0.21%	$9,198,850	(0.21%)

Book Value per Share	$7.84	$7.98	1.79%	$7.70	(1.79%)

Except to the extent that the Company sells its marketable equity securities or other long term investments, or a decrease in their market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company’s earnings, however an increase or decrease in the value of equity method investments as well as trading securities will directly effect the Company’s earnings.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31	(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

•	September 2, 2003: Announcement that on August 25, 2003, the Corporation entered into an uncommitted Master Repurchase Agreement with Georgetown Funding, LLC (copy of which was attached) under which the Corporation may finance up to $5 billion of its portfolio of U.S. Government agency mortgage-backed securities.

•	September 11, 2003: Press Release announcing Third Quarter dividend of $.34 per share.

•	September 17, 2003: A copy of the slide presentation used at the Wall Street Analyst Forum on September 17, 2003 by Friedman, Billings, Ramsey Group, Inc. was furnished.

•	October 8, 2003: Underwriting Agreement, dated October 2, 2003, between Friedman, Billings, Ramsey Group, Inc. (the “Company”), on the one hand, and Friedman, Billings, Ramsey & Co., Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Keefe, Bruyette & Woods, Inc., BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., Stifel, Nicolaus & Company, Incorporated, Credit Lyonnais Securities (USA) Inc., Flagstone Securities and Scotia Capital (USA) Inc., on the other hand, in connection with (1) the sale of 23,000,000 shares (the “Initial Shares”) of the Company’s Class A common stock, $0.01 par value per share (the “Class A Common Stock”), and (2) the grant of an option to purchase all or any part of 3,450,000 additional shares of Class A Common Stock to cover over-allotments, if any, pursuant to the Company’s Prospectus Supplement dated October 2, 2003, and accompanying base Prospectus dated September 26, 2003, included as part of the Registration Statement on Form S-3, as amended (No. 333-107731) filed with the Securities and Exchange Commission.

•	October 29, 2003: Third Quarter 2003 Earnings Press Release; Unaudited Condensed Pro Forma Consolidated Statements of Operations and Related Notes for the Three Month Period ended September 30, 2002.

•	October 31, 2003: Script of the Third Quarter 2003 Earnings Conference Call, held on October 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON

Kurt R. Harrington Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2003

By:	/s/ ROBERT J. KIERNAN

Robert J. Kiernan Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: November 14, 2003