Form 10-K
period 2003-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2004-03-15
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50230

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1873198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Nineteenth Street North

Arlington, VA 22209

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (703) 312-9500

Securities registered pursuant to section 12(b) of the act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting common equity stock held by non-affiliates of the registrant on June 30, 2003, was approximately $1.577 billion based on the last sales price reported that date on the New York Stock Exchange of $13.40 per share. In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumptions should not be deemed to be conclusive for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	141,672,036 shares as of March 9, 2004
Class B Common Stock	25,722,099 shares as of March 9, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Document		Where Incorporated
1.	Proxy Statement for Annual Meeting of Shareholders to be held on or about May 19, 2004	Part III

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

This Form 10-K and the information incorporated by reference in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	the overall environment for interest rates;

•	repayment speeds within the mortgage backed securities market;

•	risk associated with equity investments;

•	the demand for public offerings;

•	activity in the secondary securities markets;

•	competition among financial services firms for business and personnel;

•	the high degree of risk associated with venture capital investments;

•	the effect of demand for public offerings;

•	mutual fund and 401(k) pension plan inflows or outflows in the securities markets;

•	volatility of the securities markets;

•	available technologies;

•	the effect of government regulation and of general economic conditions on our own business and on the business in the industry areas on which we focus;

•	fluctuating quarterly operating results;

•	the availability of capital to us; and

•	risks related to online commerce.

We will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K, especially in the section entitled “Risk Factors” beginning on page 20. This entire Form 10-K, including the Consolidated Financial Statements and the notes and any other documents incorporated by reference into this Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

ITEM 1. BUSINESS

Our Company

We are a leading national investment bank that provides investment banking, institutional brokerage and asset management services and invests as principal in mortgage-backed securities (MBS) and merchant banking investments.

On March 31, 2003, we were formed through the merger of two existing companies, both engaged in related businesses and both managed by the Friedman, Billings, Ramsey Group, Inc. (Pre-Merger FBR) management team. Prior to the merger, FBR Asset Investment Corporation (FBR Asset) was a New York Stock Exchange listed REIT externally managed by a subsidiary of Pre-Merger FBR with a primary focus in mortgage-backed securities and merchant banking investments in debt and equity securities. Pre-Merger FBR was a New York

Stock Exchange listed company engaged in the investment banking, institutional brokerage and asset management business. Upon completion of the merger, the surviving corporation assumed the name Friedman, Billings, Ramsey Group, Inc. and succeeded to the REIT status of FBR Asset for U.S. federal income tax purposes.

With the merged businesses combined into one capital base, our operations are virtually identical to the activities of Pre-Merger FBR and FBR Asset. Our investment banking, institutional brokerage and asset management businesses are conducted through taxable REIT subsidiaries and pay full income tax on their earnings at statutory corporate income tax rates. Our mortgage-backed securities and merchant banking businesses are conducted at the parent REIT level, generating and distributing their earnings as dividends to shareholders before taxes. This structure provides shareholders a security that pays a dividend at the REIT parent level and, at the taxable REIT subsidiary level, offers the possibility for growth through the ability to retain and reinvest after-tax earnings. (See further discussion below as well as Note 3 to our Consolidated Financial Statements for additional detail regarding the merger.) We are a Virginia corporation and our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia, 22209.

Available Information

You may read and copy the definitive proxy materials and any other reports, statements or other information that we and FBR Asset Investment Corporation filed with the SEC at the SEC’s public reference room at Public Reference Room, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet worldwide web site maintained by the SEC at http://www.sec.gov. These SEC filings may also be inspected at the offices of the New York Stock Exchange, which is located at 20 Broad Street, New York, New York 10005.

Our website address is www.fbr.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as well as the annual report to shareholders and Section 16 reports on Forms 3, 4 and 5 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Articles of Incorporation, Bylaws, Statement of Business Principles (our code of ethics), Corporate Governance Guidelines, and the charters of our Audit, Compensation, Nominating and Governance and Risk Policy and Compliance Committees are available on our website and are available in print, without charge, to any shareholder upon written request in writing c/o our Secretary at 1001 Nineteenth Street North, Arlington, VA 22209. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Employees

As of December 31, 2003, we had 496 employees engaged in the following activities: 9 in principal investing activities; 92 in research; 149 in institutional brokerage (including sales and trading, private client services, and online brokerage); 111 in investment banking; 45 in asset management (including mutual fund servicing, trust, custody and other bank services); 64 in accounting, administration and operations; 16 in compliance, legal, risk management and internal audit; and 10 in the executive group. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

Financial Information by Segment

We operate in three business segments (each of which is described below): principal investing; capital markets (which includes investment banking and institutional brokerage operations); and asset management. Financial information by business segment for the fiscal years ended December 31, 2003, December 31, 2002, and December 31, 2001, including the amount of net revenue contributed by each segment in such periods, is set forth in Note 15 to our Consolidated Financial Statements and is incorporated herein by reference.

Please read a description of our formation in March 2003 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. As a result of our recent formation, the current and historical information referenced above may not necessarily be comparable between prior years, particularly with respect to principal investing activities in 2003.

Principal Investing

The majority of our principal investing is in mortgage-backed securities, but we also invest in merchant banking opportunities, including equity securities, mezzanine debt and senior loans, including in non-real estate related assets, subject to maintaining our REIT status.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. As a result of the significant decrease in short-term interest rates over the last two years and the resulting shape of the yield curve, our mortgage-backed securities investments have provided us with higher relative rates of return than most other investment opportunities we have evaluated although there is no assurance that our past experience will be indicative of future results. Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy will cause us to have different allocations of capital in different environments.

Mortgage-Backed Securities

We invest directly in residential mortgage-backed securities guaranteed as to principal and interest by Fannie Mae, Freddie Mac or Ginnie Mae. The market value of these securities is not guaranteed by these companies. These real estate-related investments, together with our other real estate-related assets, represent qualifying REIT assets under the federal tax code. The portfolio of residential mortgage-backed assets is managed to provide a high risk-adjusted return on capital. We principally invest in adjustable-rate mortgage-backed securities of varying initial fixed periods in order to maintain a low effective duration. We finance these investments primarily by entering into repurchase agreements to enhance the overall return on capital invested in this portfolio.

We invest at least 55% of our assets in whole-pool mortgage-backed securities. Those securities represent the entire ownership interest in pools of mortgage loans made by lenders such as savings and loan institutions, mortgage bankers, and commercial banks and are guaranteed as to principal and interest by Fannie Mae, Freddie Mac and Ginnie Mae. Various government, government-related and private organizations assemble the pools of loans for sale to investors like us.

At December 31, 2003, we owned mortgage-backed securities guaranteed as to principal and interest by Fannie Mae, Freddie Mac, or Ginnie Mae that had a market value of $10.6 billion, and had borrowed $5.1 billion through repurchase agreements and $4.4 billion though commercial paper to finance our investment in those securities. Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment that consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the mortgage-backed securities.

The investment characteristics of pass-through mortgage-backed securities differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the mortgage-backed securities, as described above, and the possibility that principal may be prepaid on the mortgage-backed securities at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities. On the other hand, the guarantees of Fannie Mae, Freddie Mac and Ginnie Mae assure an investor in mortgage backed securities that the investor will be repaid the principal face amount of the mortgage backed security.

Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally prepayments on pass-through mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio.

At December 31, 2003, we owned 319 adjustable rate, residential mortgage-backed securities that represented ownership interest in pools of single-family mortgage loans guaranteed as to principal and interest by Fannie Mae, Freddie Mac and Ginnie Mae. In connection with those investments, we have entered into repurchase agreement borrowings, commercial paper borrowings, and interest rate swaps.

Our mortgage-backed securities (excluding principal receivable) at December 31, 2003, are summarized below (dollars in thousands):

Descriptive Title(1)	Face Amount	Market Value	Nominal Yield(2)	Weighted Average Life (years)	Expected Effective Duration	Relevant Prepayment Assumptions(3)
HYBRID ARMS	$10,291,203	$10,458,285	4.00%	2.02	0.94	18.3 CPR

(1)	All of the mortgage-backed securities are backed by pools of fixed and adjustable rate mortgages and are principal and/or interest paying instruments.
(2)	The nominal yield is the internal rate of return of the security based on the given market price. It is the simple discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. For a mortgage product, it represents the yield for a given yield curve environment based on prepayments for that environment.
(3)	Constant Prepayment Rate (CPR). Annualized equivalents of single monthly mortality (SMM). CPR attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. CPR is measured on 1 month, 3 month, 6 month, 12 month, or since issue basis. We currently use one month CPR in calculating our monthly premium/discount amortization. The amount specified represents the one month CPR as of December 2003. During 2003, the average one month CPR was 34.8.

As the table shows, the average nominal yield (as defined in footnote 2 above) on the mortgage-backed securities portfolio at December 31, 2003, was approximately 4.00%. The yield is based on the anticipated life of the securities. The actual life of the mortgage-backed securities is reduced if the mortgage loans underlying the securities are prepaid faster than anticipated at the time the securities were acquired.

Our mortgage-backed securities at December 31, 2003, are further summarized below (in thousands):

Agency	Face Amount	Market Value
Fannie Mae	$6,095,383	$6,189,457
Freddie Mac	3,373,276	3,437,074
Ginnie Mae	822,544	831,754

Fannie Mae Certificates

Federal National Mortgage Association, better known as “Fannie Mae,” is a privately owned, federally chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received by Fannie Mae. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the

United States. If Fannie Mae were unable to satisfy its obligations, the distributions made to us would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to us would be adversely affected by delinquent payments and defaults on the mortgage loans. The securities issued by Fannie Mae have an implied “AAA” rating.

Freddie Mac Certificates

Federal Home Loan Mortgage Corporation, better known as “Freddie Mac,” is a privately owned government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac’s principal activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed mortgage-backed securities. Freddie Mac guarantees to holders of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States. If Freddie Mac were unable to satisfy its obligations, the distributions made to us would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to us would be adversely affected by delinquent payments and defaults on those mortgage loans. The securities issued by Freddie Mac have an implied “AAA” rating.

Ginnie Mae Certificates

Government National Mortgage Association, better known as “Ginnie Mae,” is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. Title III of the National Housing Act of 1934 (the Housing Act) authorizes Ginnie Mae to guarantee the timely payment of principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration under the Housing Act or partially guaranteed by the Veteran’s Administration under the Servicemen’s Readjustment Act of 1944 and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that “the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty under this subsection.” An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that under section 306(g) of the Housing Act Ginnie Mae certificates of the type that we may purchase are authorized to be made by Ginnie Mae and “would constitute general obligations of the United States backed by its full faith and credit.”

Our Use of Leverage

We may reduce the amount of equity capital we have invested in mortgage backed-securities or other assets by funding a portion of those investments with repurchase agreements, commercial paper or other borrowing arrangements. To the extent that revenue derived from those assets exceeds the interest expense, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from those assets does not sufficiently cover the expense, our net income will be less or our net loss will be greater than if we had not borrowed funds.

We borrow funds by entering into repurchase agreements. Under these agreements, assets are sold to a third party with the commitment to repurchase the same assets at a fixed price on an agreed date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. These repurchase agreements are accounted for as debt, secured by the underlying assets.

In August 2003, we formed Georgetown Funding, LLC (Georgetown Funding) a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-

backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program. Through our administration agreement, we maintain effective control over Georgetown Funding, and therefore consolidate Georgetown Funding for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $5 billion of mortgage-backed securities.

We use the proceeds from borrowings to invest in mortgages or other assets and to repeat this process of borrowing and investing, while continually monitoring our use of leverage. Based upon allocated capital to the mortgage-backed securities portfolio and outstanding debt, the debt to equity ratio of our MBS Portfolio as of December 31, 2003, was 9.3 to 1. Lenders have generally permitted repurchase agreement borrowings against agency mortgage-backed securities at a debt-to-equity ratio of up to 30 to 1. Our articles of incorporation and bylaws do not impose any specific limits on permissible leverage and we may increase our leverage ratio in the future.

What follows are two examples of how the use of leverage can affect the yield on a hypothetical mortgage-backed security portfolio:

		Example 1	Example 2
1.	Amount invested in mortgage-backed security	$10,000,000	$10,000,000
2.	Nominal yield on mortgage-backed security	4.50%	4.50%
3.	Income from mortgage-backed security (1 × 2)*	$450,000	$450,000
4.	Amount borrowed to finance investment in mortgage-backed security	$8,500,000	$7,000,000
5.	Interest rate on amount borrowed	2.10%	2.10%
6.	Interest expense (4 × 5)*	$178,500	$147,000
7.	Net income on mortgage-backed security (3 - 6)*	$271,500	$303,000
8.	Equity capital invested (1 - 4)*	$1,500,000	$3,000,000
9.	Return on equity capital invested before expenses (7 ÷ 8)*	18.10%	10.10%

*	The numbers in parentheses, unless otherwise specified, refer to the line numbers on the far left.

In example 1 above, we use borrowed funds to increase the initial yield on our investment from 4.50% to 18.10%. In example 2 above, we borrow less funds and increase our yield only from 4.50% to 10.10%. As mentioned elsewhere, however, borrowed funds can also lead to lower returns and greater losses than if we did not borrow funds. We execute these types of transactions by arranging loans in which we pledge our assets as collateral to secure our repayment obligations. Some of those loans may be margin loans in which a decline in the pledged assets’ market value could trigger an early repayment of the existing obligations. If we repay loans early, then the return on equity could be reduced. As reflected above, if we were required to increase the amount of equity capital we invested by $1.5 million in order to repay $1.5 million of the loan, then the return on equity would be reduced from 18.10% to 10.10%.

Our Hedging & Interest Rate Risk Management

Repurchase agreements, and our commercial paper borrowings to date, generally have maturities of 30 to 90 days and the weighted average life of the mortgage-backed securities we own is generally longer. At December 31, 2003, the weighted average life was 2.02 years. The difference in maturities creates potential interest rate risk.

We may from time to time utilize derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. However, these derivative instruments will not be used for speculative purposes. Under the tax laws applicable to REITs, we generally will be able to enter into swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets.

We engage in a variety of interest rate management techniques that are intended to more closely match the effective maturity of, and the interest received on, our assets with the effective maturity of, and the interest owed on, our liabilities. These techniques will generally be used directly, instead of through a corporate subsidiary that is fully subject to corporate income taxation. However, no assurances can be given that these investment and leverage strategies can successfully be implemented. Our interest rate management techniques may include:

•	puts and calls on securities or indices of securities;

•	Eurodollar futures contracts and options on such contracts;

•	interest rate swaps; or

•	other similar transactions.

These techniques may also be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets. The inability to match closely the maturities and interest rates, or the inability to protect adequately against declines in the market value of our assets, could result in losses with respect to our mortgage assets.

At December 31, 2003, we had entered into $5.1 billion of short-term repurchase agreements. These agreements expire and are renewed on a regular basis, and as of December 31, 2003 had stated maturity dates from January 15, 2004 to March 26, 2004. Further, through Georgetown Funding we had total commercial paper borrowings of $4.4 billion as of December 31, 2003. The weighted average maturity of the commercial paper borrowings was 37.3 days as of December 31, 2003. The interest rates on these short-term borrowing arrangements increase and decrease as short-term interest rates increase or decrease. The interest rate on the mortgage-backed securities remains constant for fixed-rate securities, and until the adjustment date for adjustable rate securities. If short-term rates increase significantly above the weighted average nominal yield of our mortgage portfolio (which was 4.00% as of December 31, 2003), the interest owed on the borrowings could exceed the interest income payable to us on our mortgage-backed securities.

We may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that we receive payments based on a variable interest rate and make payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. The repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix our borrowing cost and are not held for speculative or trading purposes.

At December 31, 2003, we were party to seven interest rate swap agreements that mature between July 2004, and December 2004, have notional amounts of between $50 million and $1 billion each and a total fair value of ($5.4 million). Under these agreements, we will pay a weighted average fixed interest rate of 1.44% on the notional amount and receive a variable rate calculated based on the three-month LIBOR at specified dates, which on average was 1.15% at December 31, 2003 based on the last reset dates for the swaps.

Interest rate management techniques do not eliminate risk. For example, if both long-term and short-term interest rates were to increase significantly, it could be expected that:

•	the weighted average life of the mortgage-backed securities would be extended because prepayments of the underlying mortgage loans would decrease; and

•	the market value of any fixed rate mortgage-backed securities would decline as long-term interest rates increased.

At December 31, 2003, we held no fixed rate mortgage-backed securities

What follows are two examples of how changes in yield on MBS assets and in interest rates on borrowed funds, which together change our net spread, can affect the return on equity capital invested:

1. Assets invested in MBS	$10,000,000	$10,000,000
2. Nominal Yield on MBS	4.50%	5.00%
3. Income from MBS (1 × 2)*	$450,000	$500,000
4. Amount borrowed	$8,500,000	$8,500,000
5. Interest rate on amount borrowed	2.10%	3.50%
6. Interest expense (4 × 5)*	$178,500	$297,000
7. Net income (3 - 6)*	$271,500	$203,000
8. Equity capital invested (1 - 4)*	$1,500,000	$1,500,000
9. Return on equity (7 ÷ 8)*	18.10%	13.50%

*	The numbers in parentheses, unless specified, refer to the line numbers on the far left.

Merchant Banking

Mezzanine Debt and Senior Lending

We invest in short to medium-term mezzanine and senior loans that may have a higher risk credit profile and yield higher returns than the typical senior loan made by a commercial bank or other traditional lending institution. These loans:

•	may or may not be secured;

•	may or may not be subordinated;

•	have a variety of repayment structures and sources; and

•	typically compensate for the higher risk profile through higher interest rates rather than equity features.

We believe that more stringent credit standards of commercial banks and other factors have resulted in an increased demand for alternative sources of debt financing. We lend money to companies in the real estate sector as well as in other sectors with which we are familiar such as energy and financial services.

Equity Investments

Subject to maintaining our qualification as a REIT, we also invest from time to time in equity securities that may or may not be related to the real estate business. We follow a value-oriented investment approach and focus on the anticipated future cash flows to be generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We also consider factors such as:

•	strength of management;

•	liquidity of the investment;

•	underlying value of the assets owned by the issuer; and

•	prices of similar or comparable securities in making equity investments.

Composition of Our Assets and Equity Capital

At December 31, 2003, we had total assets of $11.3 billion and equity capital of $1.6 million. These were divided among our investments as follows:

	Assets	Equity Capital
Equity Securities	3%	24%
MBS Portfolio	93%	68%
Cash and other assets	4%	9%

Capital Markets Businesses

FBR TRS Holdings, Inc., a taxable REIT subsidiary holding company, is a holding company for our capital markets businesses that provide investment banking and institutional brokerage products and services.

Through these businesses, we provide financial products and services in the following broad industry sectors that we believe offer significant business opportunities: financial services, real estate, technology, healthcare, energy and diversified industries. We have continued to strengthen our business by adding coverage of new industry sectors, broadening and deepening our research, institutional brokerage and investment banking coverage within our industry sectors, adding new products and services that benefit from our knowledge of each sector, and building a wider customer base.

In order for us to remain competitive, it is important for us to focus on our industry sectors and within those sectors to offer products and services both to corporate issuers who are seeking advice and financing, and to our brokerage customers. We also believe it is important for us to be involved with companies early in their lifecycles (or even to be involved in creating businesses) in order to establish relationships that will provide us with ongoing revenues as these companies’ finance and advisory needs grow. As an investment bank with a merchant banking capability, we seek to provide our corporate clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

The majority of our non-REIT revenues have historically been generated from our investment banking and institutional brokerage businesses. In investment banking we provide a range of services, including capital raising services and merger and acquisition, restructuring and other advisory services.

Capital Raising Services

Our capital raising activities encompass a range of securities, structures and size ranges. We are a leading national underwriter of equity securities and are dedicated to the successful completion and aftermarket performance of underwriting transactions we execute. Our strategy is to maintain long-term relationships with our corporate clients by serving their capital and advisory needs beyond their initial access to capital markets. We believe that our approach of understanding our chosen industry sectors in depth, combined with the advice we provide investment banking clients on capital structure and access to the capital markets has helped us increase our base of issuer clients.

Mergers and Acquisitions, Restructuring and Other Advisory Services

Our mergers and acquisitions business builds on our capital markets expertise to evaluate merger and acquisition candidates and opportunities for our clients. We believe that our activities and reputation have created a network of relationships that enables us to quickly identify and execute mutually beneficial business combinations.

Restructuring and other financial advisory services have included valuation advice, fairness opinions, advice on mergers and acquisitions (including ongoing review of merger and acquisition opportunities), market comparable performance analysis, advice on dividend policy, and evaluation of stock repurchase programs.

Institutional Brokerage

We focus on providing research, institutional sales and trading services to equity and high-yield investors in the United States, Europe and elsewhere. We execute securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which requires the special market making and trading expertise that we provide.

Our sales professionals work closely with our research analysts and our trading desk to provide the most up-to-date information to our institutional clients. Our sales, trading and research professionals work together to maintain regular contact with the specialized portfolio managers and buy-side analysts of each institutional client.

Our trading professionals facilitate trading in equity and high-yield securities. We make markets in NASDAQ and other securities, trade listed securities and service the trading desks of major institutions in the United States, Europe and elsewhere.

Online Distribution Services

Our online securities distribution channel provides traditional online brokerage services such as low-cost trades, quotes and news, and offers investors the opportunity to participate in initial public offerings and follow- on offerings in which we participate as an underwriter through our proprietary Offering MarketplaceSM. In addition, we offer online access to a mutual fund supermarket with over 8,000 funds.

Research

A key part of our strategy is to support our brokerage clients with specialized and in-depth research. Our analysts cover a universe of over 500 companies in our focus industry sectors. Our research covers equity, high yield and special situations. In addition, our metro-Washington, D.C. based Economic and Policy Research Group provides general economic analysis, and insight on the federal government’s activities as they effect the economy and the market.

Our research analysts operate under three guiding principles: (i) to provide objective, independent analysis of securities, their issuers, and their place in the capital markets; (ii) to identify undervalued investment opportunities in the capital markets, and (iii) to communicate effectively the fundamentals of these investment opportunities to potential investors. To achieve these objectives, we believe that industry specialization is necessary, and, as a result, we organize our research staff along industry lines. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they address.

We have focused our research efforts in what we believe are some of the fastest growing and most rapidly changing sectors of the United States and world economies. These sectors include banks, thrifts, real estate investment trusts, specialty finance and insurance companies, energy, technology, bio-technology, genomics, healthcare, and diversified industries. We believe that within these industry sectors there will be great demand for the products and services we offer and that this in turn will provide ample diversification opportunities for our business.

After initiating coverage on a company, our analysts seek to maintain a long-term relationship with that company and a long-term commitment to ensure that new developments are effectively communicated to our sales force and institutional investors. We produce full-length research reports, notes and earnings estimates on the companies we cover. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments.

Asset Management

Our asset management subsidiaries are subsidiaries of FBR TRS Holdings, Inc. and also are taxable REIT subsidiaries. Since 1989, we have managed hedge funds and other alternative asset management products. Since

1996, we have expanded these specialized asset management capabilities, adding private equity, arbitrage, and venture capital funds and public mutual funds, both equity and fixed income, as part of our strategy to diversify our revenue stream. We use the expertise of our portfolio managers and other professionals to develop and implement investment products for institutional investors and, through our Private Client Group (PCG), for high net worth individual investors.

PCG seeks to offer creative money management solutions and investment ideas suited to high net worth individuals - generally individuals with a net worth in excess of $1.5 million. PCG offers a range of asset allocation and long range wealth management services. Management of assets allocated to various strategies is provided by us, and by external managers. PCG clients are also afforded access to our proprietary asset management products, institutional research and new securities issues. Using a consultative approach, PCG professionals research, interpret, evaluate and recommend sophisticated investment strategies. PCG provides hedging and monetizing solutions for significant equity positions. PCG professionals are knowledgeable in various aspects of the sale of restricted and control stocks, as well as the financing of employee stock option exercises. Individuals who own restricted or control stock receive PCG assistance with the complex regulations and paperwork required to sell such securities. For individuals unable to sell positions, PCG offers a number of strategies for preserving value in such assets, as well as the ability to borrow funds at favorable rates to provide liquidity.

Following is a description of the primary products that we manage; we also provide placement, advisory and administrative services to other funds.

ASSET MANAGEMENT PRODUCTS

Type of Fund	Type of Investment	Year Commenced
Private Equity/ Venture Capital

FBR Private Equity Fund, L.P. (PEF)	Private equity/mezzanine financing	1996

FBR Technology Venture Partners, L.P. (TVP)	Pre-IPO stage financings	1997

FBR Financial Services Partners, L.P. (Financial Services)	Financial services private equity	1998

FBR Technology Venture Partners II, L.P. (TVP II)	Pre-IPO stage financings	1999

FBR CoMotion Venture Capital, I, L.P. (CoMotion)	Pre-IPO stage financings	2000

Hedge and Other Funds Focused on Public Equity

FBR Weston, Limited Partnership	Long-term opportunistic	1989

FBR Ashton, Limited Partnership	Financial equities	1992

FBR Opportunity Fund, Ltd.	Financial equities offshore	1995

FBR Arbitrage, L.L.C	Merger/special situation arbitrage	1998

FBR Arbitrage Limited	Merger/special situation arbitrage offshore	2002

Mutual Funds

FBR American Gas Index Fund	Common stocks of natural gas distribution, gas pipeline, diversified gas, and combination gas and electric companies headquartered in the U.S.	1989

FBR Large Cap Financial Fund	Financial services companies	1996

FBR Small Cap Financial Fund	Small-cap companies that provide financial services to consumers and industry	1996

FBR Small Cap Fund	Small-cap companies with assets less than $3 billion	1996

FBR Large Cap Technology Fund	Companies principally engaged in research, design, development, manufacturing or distributing products or services in the technology industry	2002

FBR Small Cap Technology Fund	Small-cap companies principally engaged in research, design, development, manufacturing or distributing products or services in the technology sector.	2004

FBR Fund for Government Investors	Short-term U.S. Government securities	1975

FBR Maryland Tax-Free Portfolio	Long-term investment grade tax-exempt securities issued by the State of Maryland, its political subdivisions and other issuers exempt from federal income tax and Maryland state income tax.	1983

FBR Virginia Tax-Free Portfolio	Long-term investment grade tax-exempt securities issued by the Commonwealth of Virginia, its political subdivisions and other issuers exempt from federal income tax and Virginia state income tax.	1983

Private Equity and Venture Capital Funds

At December 31, 2003, our private equity and venture capital funds had $93.2 million in gross assets under management and $147.2 million in productive capital on which our base management fees of 2% to 2.5% are calculated. In addition to base fees, these funds provide the potential for incentive income if certain benchmarks are met.

Hedge Funds

At December 31, 2003 our hedge funds had $330.2 million in gross assets under management and $277.2 million in productive capital on which our base management fees of 1% to 1.5% are calculated. In addition to base fees, these funds provide the potential for incentive income if certain benchmarks are met.

Mutual Funds

The FBR Family of Funds, an open-end management type investment company registered under the Investment Company Act of 1940, began business in 1997 and currently is comprised of six no-load equity mutual funds: the FBR Large Cap Financial Fund, the FBR Small Cap Financial Fund, the FBR Small Cap Fund, the FBR Large Cap Technology Fund, the FBR Small Cap Technology Fund (commenced operations on January 20, 2004) and the FBR American Gas Index Fund, as well as the FBR Fund for Government Investors, a money market fund that invests in short term U.S. government securities, and two municipal bond funds.

At December 31, 2003, our mutual funds had assets under management of approximately $1.7 billion. We receive base asset management fees and mutual fund servicing fees on these assets for a total ranging from 0.40% to 1.25% in fees, depending on the fund. Through FBR National Trust (FBR Bank) we provide custody and administrative services to our funds and one other fund family. In addition, FBR Bank also provides trust and custody services for non-mutual fund assets.

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunications systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by our clearing brokers, most data processing functions are performed internally. We believe that future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems.

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our holding company and our operating businesses and for our procedures with regard to our exposure to market, credit, operations, liquidity, compliance, legal, reputational and equity ownership risk. In addition, our internal audit and compliance personnel test and audit for compliance with our policies and procedures. Our legal personnel also provide legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to senior management and to the Audit Committee and the Risk Policy and Compliance Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, risk management and internal audit personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Competition

We are engaged in the highly competitive financial services and investment industries. We compete for sales and trading, investment banking and capital markets business directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. securities subsidiaries of large foreign institutions, and major regional securities firms. In our asset management business we compete with the same firms and with, venture capital firms, commercial banks and smaller niche players.

In addition to competing for customers and investments, we compete with other companies in the financial services and investment industries to attract and retain experienced and productive investment professionals. See Risk Factors — General Risks Related to Our Business.

Many competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. Discount and Internet brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have much more extensive investment banking activities than we do and therefore, may possess a relative advantage with regard to access to deal flow and capital. Some of our venture capital competitors have been established for a longer period of time and have more established relationships, which may give them greater access to deal flow and to capital.

Recent rapid advancements in computing and communications technology, particularly the Internet, are substantially changing the means by which financial services and information are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services, including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. We are committed to using technological advancements to provide a high level of client service to our target markets. Provision of these services may entail considerable cost without an offsetting source of revenue.

In acquiring mortgage assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage assets suitable for purchase. Many of the anticipated competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition to existing companies, other companies may be organized for similar purposes, including companies organized as REITs focused on purchasing mortgage assets.

For a further discussion of the competitive factors affecting our business, see Risk Factors — General Risks Related to Our Business and — Risks Related to Our Principal Investing Activities.

Risk Management

In conducting our business, we are exposed to a range of risks including:

Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates, equity prices or foreign exchange rates.

Credit risk is the risk of loss due to an individual customer’s or institutional counterparty’s unwillingness or inability to pay its obligations.

Operations risk is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unforeseen catastrophes.

Liquidity risk is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds, which is a function of the relative liquidity (market depth) of the asset(s) and general market conditions.

Compliance risk is the risk of loss, including fines or penalties, from failing to comply with federal, state or local laws, rules and regulations pertaining to financial services activities.

Legal risk is the risk of loss, disruption or other negative effect on our operations or condition that arises from unenforceable contracts, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings, or the threat thereof.

Reputational risk is the risk that negative publicity regarding our practices whether true or not will cause a decline in the customer base, costly litigation, or revenue reductions.

Equity Ownership Risk arises from making equity investments that create an ownership interest in portfolio companies, and is a combination of credit, market, operational, liquidity, compliance and reputation risks.

We have a corporate wide risk management program approved by our Board of Directors. This program sets forth various risk management policies, provides for a risk management committee and assigns risk management responsibilities. The program is designed to focus on the following:

•	identifying, assessing and reporting on corporate risk exposures and trends;

•	establishing and revising as necessary policies, procedures and risk limits;

•	monitoring and reporting on adherence with risk policies and limits;

•	developing and applying new measurement methods to the risk process as appropriate; and

•	approving new product developments or business initiatives.

We cannot provide assurance that our risk management program or our internal controls will prevent or reduce the risks to which we are exposed.

Regulation

In the United States, a number of federal regulatory agencies are charged with the integrity of the securities and other financial markets, safeguarding the safety and soundness of certain companies involved in the banking system and with protecting the interests of customers participating in those markets.

We are subject to regulation by several federal agencies. The Securities and Exchange Commission (SEC) is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and the Board also promulgates regulations applicable to securities credit (margin) transactions involving broker-dealers and certain other institutions in the United States. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), principally the National Association of Securities Dealers (NASD) (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market (Nasdaq)), and the national securities exchanges. These organizations (which are subject to oversight by the SEC) govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While FBR & Co. and our other broker-dealer subsidiaries are not members of the New York Stock Exchange (NYSE), our business is impacted by the exchange’s rules and our Class A common stock is listed for trading on the NYSE.

We own FBR National Trust Company, a national bank that engages only in fiduciary activities (FBR Bank). As FBR Bank is not a “bank” for purposes of the Bank Holding Company Act of 1956, as amended (the BHC Act), we are not a bank holding company or a financial holding company under the BHC Act. We are the controlling shareholder of FBR Bank for purposes of supervision of by the Office of the Comptroller of the Currency (OCC), FBR Bank’s primary federal bank regulatory agency as well as the Federal Deposit Insurance Corporation.

FBR Bank is subject to minimal capital requirements imposed by the OCC. If FBR Bank fails to maintain a minimum capital level determined by the OCC (currently, Tier 1 capital of $7.4 million), we have agreed to infuse additional capital into FBR Bank pursuant to a Capital Assurances and Liquidity Maintenance Agreement (CALMA) between FBR Bank and us. Moreover, under the CALMA we will support FBR Bank’s on-going liquidity obligations, if necessary. These requirements supplement the prompt corrective action provisions typically used to resolve problems associated with insured depository institutions whose capital declines below certain levels. Under the OCC’s rules, in the event FBR Bank becomes undercapitalized, it must file a capital restoration plan with the OCC. The capital restoration plan will not be accepted by the OCC unless each controlling shareholder of the undercapitalized banking subsidiary guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Such guarantee from a depository institution’s controlling shareholder is entitled to a priority of payment in bankruptcy.

Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. FBR & Co. is registered as a broker-dealer with the SEC and in 49 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by the NASD and the Municipal Securities Rulemaking Board. FBR Investment Services, Inc., (FBRIS) is registered as a broker-dealer with the SEC and in all 50 states, Puerto Rico and the District of Columbia; it is a member of the NASD.

We and our operating subsidiaries are also subject to the USA PATRIOT Act (PATRIOT Act), which requires financial institutions to adopt and implement policies and procedures designed to prevent and detect money laundering. FBR and its subsidiaries have adopted a comprehensive anti-money laundering compliance program that we believe is in compliance with the PATRIOT Act.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from directly or indirectly acquiring control of FBR Bank, unless the OCC has been notified and has not objected to the transaction. Under a rebuttable presumption established by the OCC, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute acquisition of control of a bank holding company.

Restrictions on Transactions with Affiliates and Insiders and Tying

Transactions between FBR Bank and its non-banking affiliates are subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between a bank and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated persons. FBR Bank is prohibited from requiring that its clients obtain serves from us, but we can require that our clients obtain fiduciary services from FBR Bank as a condition of doing business with us.

Regulation of Subsidiaries

Broker-Dealer Subsidiaries

As a result of federal and state registration and SRO memberships, FBR & Co. and FBRIS are subject to overlapping schemes of regulation which cover all aspects of their securities businesses. Such regulations cover matters including capital requirements, uses and safe-keeping of clients’ funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, suitability determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades and disclosures to customers.

As broker-dealers registered with the SEC and as member firms of the NASD, FBR & Co. and FBRIS are subject to the net capital requirements of the SEC and the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements, that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

Net capital is essentially defined as net worth (assets minus liabilities, as determined under generally accepted accounting principles), plus qualifying subordinated borrowings, less the value of all of a broker-dealer’s assets that are not readily convertible into cash (such as furniture, prepaid expenses and unsecured receivables), and further reduced by certain percentages (commonly called haircuts) of the market value of a broker-dealer’s positions in securities and other financial instruments. The amount of net capital in excess of the regulatory minimum is referred to as excess net capital.

The SEC’s capital rules also (i) require that broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer’s excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if, after such distribution or loan, the broker-dealer would have net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer’s consolidated entities would exceed 1,000% of the broker-dealer’s net capital and in certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer’s ability to pay its customer claims or other liabilities.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our affiliated broker-dealers, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock.

We believe that at all times FBR & Co. and FBRIS have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and the NASD.

A failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer’s net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer and to us.

FBR & Co. and FBRIS are also subject to Risk Assessment Rules imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain Material Associated Persons (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the

Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

Our broker-dealer business is also subject to regulation by various foreign governments and regulatory bodies. FBR & Co. is registered with and subject to regulation by the Ontario Securities Commission in Canada. Friedman, Billings, Ramsey International, Ltd. (FBRIL), our United Kingdom brokerage subsidiary, is subject to regulation by the Financial Services Authority in the United Kingdom pursuant to the United Kingdom Financial Services Act of 1986. Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, use and safekeeping of customer funds and securities, record-keeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

In the event of non-compliance by us or one of our subsidiaries with an applicable regulation, governmental regulators and one or more of the SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any such penalties or orders on us or our personnel could have a material adverse effect on our operating results and financial condition.

Asset Management Subsidiaries

Three of our asset management subsidiaries are registered as investment advisers with the SEC. As investment advisers registered with the SEC, they are subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder. These requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. They may also be subject to certain state securities laws and regulations. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, two of our asset management subsidiaries, FBR Fund Advisers, Inc. and Money Management Advisors, Inc., and the mutual funds they manage, are subject to the requirements of the Investment Company Act of 1940 and the SEC’s regulations thereunder.

In connection with much of our asset management activities, we, and the private investment vehicles that we manage, are relying on exemptions from registration under the Investment Company Act of 1940, and under certain state securities laws and the laws of various foreign countries. Failure to comply with the initial and continuing requirements of any such exemptions could have a material adverse effect on the manner in which we and these vehicles carry on their activities, including penalties similar to those listed above for broker-dealers.

Impact of Regulation

Additional legislation and regulations, including those relating to the activities of financial holding companies, bank holding companies, banks, broker-dealers and investment advisers, changes in rules promulgated by the Board, SEC, OCC, NASD or other United States, states or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect our manner of operation and our profitability. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application. For example, the volume of our underwriting, merger and acquisition, securities trading and asset management activities in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

RISK FACTORS

Investing in our company involves various risks, including the risk that you might lose your entire investment. The results of our operations depend upon many factors, including, our ability to implement our business strategy, the availability of opportunities to acquire assets and make loans, the level and volatility of interest rates, the cost and availability of short- and long-term credit, financial market conditions, and general economic conditions. We will strive to attain our objectives through, among other things, our research and portfolio management skills. There is no guarantee, however, that we will perform successfully, meet our objectives, or achieve positive returns.

As discussed above, on March 31, 2003, FBR Group and FBR Asset merged, with the surviving company resulting from the mergers assuming the name Friedman, Billings, Ramsey Group, Inc. Our business is comprised of the businesses previously conducted by FBR Group and FBR Asset.

The following discussion concerns some of the risks associated with our business following the merger of FBR Group and FBR Asset. These risks are interrelated, and you should treat them as a whole. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below, may also materially and adversely affect the value of our common stock and our ability to distribute dividends.

General Risks Related to our Business

We may fail to realize the anticipated benefits of our recent merger of FBR Asset and FBR Group, which could have an adverse effect on our earnings and in turn negatively affect the value of our common stock and our ability to distribute dividends.

The merger combined two companies that previously operated as independent companies, although FBR Group previously managed FBR Asset pursuant to a management agreement. We expect to realize cost savings and other financial and operating benefits as a result of the merger. However, we cannot predict with certainty when these cost savings and benefits will occur, or the extent to which they actually will be achieved, if at all. The integration of FBR Group and FBR Asset will also require substantial attention from management. The diversion of management attention and any difficulties associated with integrating FBR Group and FBR Asset could have a material adverse effect on our operating results and on the value of our common stock.

The voting power of our principal shareholders and other officers, directors and nominees may discourage third party acquisitions of our company and prevent our shareholders from receiving any premium above market price for their shares.

Emanuel J. Friedman and Eric F. Billings have significant influence over our operations through their ownership of our common stock, which together, as of March 8, 2004, represents approximately 24.8% of the total voting power of our common stock. In addition, Mr. Friedman and Mr. Billings each serve as one of our directors and as our Co-Chief Executive Officer. Messrs. Friedman and Billings and all of our other officers, directors and nominees, as a group, control, as of March 8, 2004, approximately 27.6% of our total voting power. The extent of the influence that Messrs. Friedman and Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Messrs. Friedman and Billings.

Absence of a historical trading market for our common stock and the historical volatility of the market prices of FBR Group’s common stock and FBR Asset’s common stock create uncertainty about future trading prices of our Class A common stock

After the merger closed on March 31, 2003, shares of our Class A common stock began trading publicly for the first time. There may be significant fluctuations in the market price of our Class A common stock. Historically, the market prices of FBR Group’s common stock and FBR Asset’s common stock were highly volatile. We believe these fluctuations often were unrelated or disproportionate to the operating performance of the companies. Any negative changes in the public’s perception of the prospects for companies in the REIT, the mortgage-backed securities, the principal equity investing or the mezzanine or senior secured lending industries, or in the investment banking, securities brokerage, asset management or financial services industries could depress our stock price regardless of our results.

The following factors could contribute to the volatility of the price of our Class A common stock:

•	actual or unanticipated variations in our quarterly results;

•	changes in our level of dividend payments;

•	new products or services offered by us and our competitors;

•	changes in our financial estimates by securities analysts;

•	conditions or trends in the investment or financial services industries in general;

•	changes in interest rate environments and the mortgage market that cause our borrowing costs to increase, our reported yields on our mortgage-backed securities to decrease or that cause the value of our mortgage-backed securities to decrease;

•	announcements by us of significant acquisitions, strategic partnerships, investments or joint ventures;

•	changes in the market valuations of the companies in which we make principal investments;

•	negative changes in the public’s perception of the prospects of investment or financial services companies;

•	general economic conditions such as a recession, or interest rate or currency rate fluctuations;

•	any obstacles in continuing to qualify as a REIT, including changes in law applicable to REITs;

•	additions or departures of our key personnel; and

•	additional sales of our securities.

Many of these factors are beyond our control.

We may experience significant fluctuations in quarterly operating results due to the volatile nature of the investment banking and securities business and the sensitivity of our principal investing business to changes in interest rates and fluctuations in the stock market and we may therefore fail to meet profitability and/or dividend expectations, which may, in turn, affect the market price of our common stock and our ability to distribute dividends.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

•	the number and size of underwriting and merger and acquisition transactions completed by our investment banking group, and the level and timing of fees received from those transactions;

•	changes in the earnings from our mortgage-backed securities and other principal investments resulting from market volatility, changes in interest rates and volatility in mortgage loan prepayment rates;

•	changes in the market valuations of the investments of our managed funds and of the companies in which we have made principal investments;

•	access to public markets or other exit strategies for companies in which we have made an investment as principal;

•	the recognition of profits or losses on principal investments or with respect to warrants or other equity-linked securities received in connection with capital-raising activities;

•	the level of institutional and retail brokerage transactions and the level of commissions received from those transactions;

•	the timing of recording of asset management fees and special allocations of income, if any;

•	variations in expenditures for personnel, consulting and legal expenses, and expenses of establishing new business units, including technology expenses; and

•	other variations in expenditures, including marketing and sponsorship.

Any one of these factors could adversely affect the market price of our common stock and our ability to distribute dividends.

The amount of our dividends will depend upon our operating results.

As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders, excluding the retained earnings of our taxable REIT subsidiaries. We currently anticipate that our taxable REIT subsidiaries will retain most or all of their earnings and profits, which would make these earnings and profits unavailable for distribution to our shareholders. As a result, we may need to generate sufficient taxable income outside of our taxable REIT subsidiaries to maintain our current dividend rate. There can be no assurance that we will be able to generate sufficient taxable income to maintain this dividend rate or maintain our tax status as a REIT.

We are subject to extensive government regulation which could adversely affect our results, which may, in turn, affect the market price of the shares of our common stock and our ability to distribute dividends.

The securities business is subject to extensive regulation under federal and state laws in the United States, and also is subject to regulation in the foreign countries in which we will conduct investment banking and securities brokerage and asset management activities. Compliance with these laws, rules and regulations can be expensive, and any failure to comply could have a material adverse effect on our operating results. Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to interpretation. In the event of non-compliance with an applicable regulation, governmental regulators and self-regulatory organizations such as the NASD may institute administrative or judicial proceedings that may result in:

•	censure, fines or civil penalties (including treble damages in the case of insider trading violations);

•	issuance of cease-and-desist orders;

•	deregistration or suspension of the non-compliant broker-dealer or investment adviser;

•	suspension or disqualification of the broker-dealer’s officers or employees; or

•	other adverse consequences.

The imposition of any penalties or orders on us could have a material adverse effect on our operating results and financial condition. The investment banking and brokerage businesses have recently come under intense scrutiny at both the state and federal level and the cost of compliance and the potential liability for non-compliance has increased as a result.

The regulatory environment in which we operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the Internal Revenue Service, other United States or foreign governmental regulatory authorities or the NASD. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and the NASD.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms such as Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), our primary broker-dealer subsidiary, and REITs like us. We cannot predict what effect these types of changes might have. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary or REITs, but also by regulations of general application. For example, the volume of underwriting, merger and acquisition, asset management and principal investment business in a given time period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. The level of business and financing activity in each of the industries on which we focus can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

Loss of Investment Company Act exemption would adversely affect us and negatively affect the market price of shares of our common stock and the ability to distribute dividends.

We believe that we currently are not, and we intend to continue operating our company so that we will not become, regulated as an investment company under the Investment Company Act of 1940 because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we have invested, and intend to continue investing, at least 55% of our assets in mortgage loans or mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and at least an additional 25% of our assets in mortgages, mortgage-backed securities, securities of REITs, and other real estate-related assets.

If we fail to qualify for this exemption, we could be required to restructure our activities. For example, if the market value of our investments in equity securities were to increase by an amount that resulted in less than 55% of our assets being invested in mortgage loans or mortgage-backed securities that represent the entire ownership in a pool of mortgage loans, we might have to sell equity securities in order to qualify for exemption under the Investment Company Act. The sale could occur under adverse market conditions.

Failure to procure adequate capital and funding would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to distribute dividends.

We depend upon the availability of adequate funding and capital for our operations. For example, we invest in mortgage-backed securities funded by short-term borrowings. In addition, our broker-dealer, banking and other financial services subsidiaries are dependent on the availability of adequate capital to satisfy applicable regulatory capital requirements. As a REIT, we are required to distribute at least 90% of our taxable income, excluding taxable REIT subsidiary earnings, to our shareholders and are therefore not able to retain our earnings for new investments. However, our taxable REIT subsidiaries are able to retain (and likely will retain) earnings for investment in new capital, subject to the various REIT requirements. We have historically satisfied our capital needs from equity contributions, internally generated funds and loans from third parties. We cannot assure you that any, or sufficient, funding or capital will continue to be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to distribute dividends.

We may not be able to manage our growth efficiently, which may adversely affect our results and may, in turn, negatively affect the market price of our common stock and our ability to distribute dividends.

Over the last several years, we have experienced significant growth in our business activities, in the number of our employees and in our equity and assets. Our growth has required, and our growth will continue to require, increased investment in management and professionals, personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. In addition, as is common in the securities industry, our broker-dealer subsidiaries will continue to be highly dependent on the effective and reliable operation of communications and information systems and business continuity plans. We believe that our anticipated future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems. In addition, the scope of procedures for assuring compliance with applicable laws and regulations and NASD rules has changed as the size and complexity of our business has changed. As we continue to grow, we will continue to implement additional formal compliance procedures to reflect such growth. Any difficulty or significant delay in the implementation or operation of existing or new systems, compliance procedures or the training of personnel could adversely affect the market price of our common stock and our ability to distribute dividends.

Our corporate governance will be significantly influenced by insiders, which may result in corporate action with which you do not agree.

Our officers and directors beneficially owned approximately 14 % of the economic interest and 27.6% of our total voting power as of March 8, 2004. Therefore, they will be able to exert significant influence over the outcome of all corporate actions requiring approval of our shareholders (other than actions requiring a vote of holders of our Class A common stock voting as a separate class), which may result in corporate action with which you do not agree.

We face intense competition for personnel which could adversely affect our business and in turn negatively affect the market price of our common stock and our ability to distribute dividends.

Our business is dependent on the highly skilled, and often highly specialized, individuals we employ. Retention of specialists to manage our mortgage-backed securities portfolio, research analysts, private equity specialists, sales and trading personnel, investment banking personnel, asset management personnel, and technology, lending, management and administrative professionals are particularly important to our prospects. Our failure to recruit and retain qualified employees could materially and adversely affect our future operating results and may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

We are dependent on a small number of key senior professionals and loss of the professionals could adversely affect our results and may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

We do not anticipate that we will enter into employment agreements with our senior officers and other key professionals. The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results. Among the key professionals on whom we will depend, and whose loss could have a material adverse effect on our business, are Emanuel J. Friedman and Eric F. Billings. Our investment banking strategy is to establish relationships with prospective corporate clients in advance of any transaction, and to maintain these relationships by providing advisory services to corporate clients in equity, debt and merger and acquisition transactions. These relationships depend in part upon the individual employees who represent us in our dealings with our clients. From time to time, other companies in the investment industry have experienced losses of professionals in all areas of the investment business. The level of competition for key personnel includes competition from non-brokerage U.S. and foreign financial services companies, commercial banks, other investment banks and venture capital firms, all of which may target or increase their efforts in some of the same industries that we serve. In particular, we face competition for experienced research analysts, sales and trading personnel, and investment bankers of the type on which our business is highly dependent. We cannot assure you that losses of key personnel will not occur.

Competition may result in increased compensation costs, which could adversely affect our results and may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Competition for the recruiting and retention of employees may increase elements of our compensation costs. We cannot assure you that, in order to support our growth plans, we will be able to recruit and hire a sufficient number of new employees with the desired qualifications in a timely manner. We regularly review our compensation policies, including stock incentives. Nonetheless, our incentives may be insufficient in light of competition for experienced professionals in the investment industry, particularly if the value of our stock declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation. Increased compensation costs could adversely affect the amount of cash available for distribution to shareholders.

Litigation and potential securities laws liabilities may adversely affect our business and may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Many aspects of our business involve substantial risks of liability, litigation and arbitration, which could adversely affect us. As an underwriter, a broker-dealer and an investment adviser, we and our taxable REIT subsidiaries will be exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on the ability of issuers to indemnify underwriters, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. Broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments if it is found that they caused such losses. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages and frequently name as defendants underwriters of a public offering and investment banks that provide advisory services in merger and acquisition transactions. In addition, because of our principal equity investing and senior secured and mezzanine lending strategies, we may be exposed to litigation alleging control person or lender liability. We will also be subject to the risk of other litigation, including litigation that may be without merit. We will actively defend any such litigation and, therefore, we could incur significant legal expenses. We will carry limited insurance that may cover only a portion of any such expenses. In addition, increasing costs of insurance for our investment banking business may further limit the coverage to which we have access. An adverse resolution of any existing or future lawsuits against us or our subsidiaries could materially adversely affect our operating results and financial condition and may, in turn, negatively affect the market price of our common stock and our ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may materially divert the efforts and attention of our management and staff from their other responsibilities.

Our charter documents allow indemnification of our officers, directors and agents to the maximum extent permitted by Virginia law. We have entered into indemnification agreements with these persons. In the future we may be the subject of indemnification assertions under these charter documents or agreements by our officers, directors or agents who are or may become defendants in litigation. Amounts paid pursuant to these indemnification agreements could adversely affect our financial results and the amount of cash available for distribution to shareholders.

We are highly dependent on systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems, including systems provided by our clearing brokers and other third parties. Any failure or interruption of our systems, the systems of our clearing broker or third-party trading systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

In addition, our clearing brokers provide elements of our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failure or interruption, including one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war, terrorism or otherwise, or that we or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

Risks Related to Investment Banking, Institutional Brokerage, Sales and Trading, Asset Management and Other Fee-Based Financial Services Businesses Operated by us through our Taxable REIT Subsidiaries

We may be adversely affected by the general risks of the financial services and investment banking business.

Through taxable REIT subsidiaries, including FBR & Co. (our primary broker-dealer subsidiary), we operate investment banking, trading, brokerage, asset management and other fee-based financial services businesses. The financial and investment business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets and in markets influenced by sustained periods of low or negative economic growth. As a financial services and investment banking firm, we and our operating results may be adversely affected by a number of factors, which include:

•	the risk of losses resulting from the ownership or underwriting of securities;

•	the risks of trading securities for our own account (i.e., principal activities) and for our customers;

•	reduced cash inflows from investors into asset management businesses;

•	the risk of losses from lending, including to small, privately-owned companies;

•	counterparty failure to meet commitments;

•	customer default and fraud;

•	customer complaints;

•	employee errors, misconduct and fraud (including unauthorized transactions by traders);

•	failures in connection with the processing of securities transactions;

•	litigation and arbitration;

•	the risks of reduced revenues in periods of reduced demand for public offerings or reduced activity in the secondary markets; and

•	the risk of reduced fees and commissions we receive for selling securities on behalf of our customers (i.e., underwriting spreads).

Any one of these factors could adversely affect the market price of our common stock and our ability to pay dividends.

We may experience significant losses if the value of our trading and investment accounts deteriorates, which could negatively affect the market price of our common stock and our ability to pay dividends.

From time to time in connection with underwriting, asset management, trading and other activities, we own large amounts, or have commitments to purchase large amounts, of the securities of companies. This ownership subjects us to significant risks.

We conduct our securities trading, market-making and investment activities primarily for our own account, which subjects our capital to significant risks. We are exposed to risks which include market, credit, leverage, real estate, counterparty and liquidity risks, which could result in losses. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. These losses could negatively affect the market price of our common stock and our ability to distribute dividends.

We may experience reduced revenues during periods of declining prices or reduced demand for public offerings and merger and acquisition transactions or reduced activity in the secondary markets in sectors on which we have historically focused, which could negatively affect the market price of our common stock and our ability to pay dividends.

Our revenues are, and our revenues are likely to be, lower during periods of declining prices or inactivity in the markets for securities of companies in the sectors in which we have historically focused. These markets have historically experienced significant volatility not only in the number and size of equity offerings and merger and acquisition transactions, but also in the aftermarket trading volume and prices of securities.

In particular, information technology and biotechnology company stocks, which are an area of focus in our investment banking and brokerage activities, are extremely volatile.

A significant amount of our revenues historically resulted from underwritten transactions by companies in our targeted industries, from aftermarket trading for such companies, and from proprietary investments and fees and incentive income received from assets under management. Underwriting activities in those targeted industries can decline for a number of reasons, including increased competition for underwriting business or periods of market uncertainty caused by concerns over inflation, rising interest rates or related issues. For example, during the second half of 1998, the market for equity offerings deteriorated and the market prices of many of the securities which we had underwritten and made a market in, and securities in which we and our asset management vehicles were invested, were subject to considerable volatility and declines in price. These factors led to a significant reduction in underwriting revenues, to significant market making losses for us, and to a significant reduction in the stream of fees received from our asset management vehicles. Underwriting and brokerage fees can also be materially adversely affected if a company or industry segment associated with these activities disappoints in quarterly performance relative to analysts’ expectations or by changes in long-term prospects. These losses in revenue could negatively affect the market price of our common stock and our ability to distribute dividends.

We may experience reduced investment banking or other revenues due to economic, political and market conditions, which could negatively affect the market price of our common stock and our ability to pay dividends.

Reductions in public offering, merger and acquisition, portfolio company valuation and securities trading activities, due to any one or more changes in economic, political or market conditions could cause our revenues from investment banking, trading, lending, sales and asset management activities to decline materially. Many national and international factors affect the amount and profitability of these activities, including:

•	economic, political and market conditions;

•	level and volatility of interest rates and the impact on prepayment speeds of mortgage-backed securities;

•	legislative and regulatory changes;

•	currency values;

•	inflation;

•	flows of funds into and out of mutual funds, pension funds and venture capital funds; and

•	availability of short-term and long-term funding and capital.

Fluctuations in revenues and net income also occur due to the overall level of market activity which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. In addition, a downturn in the level of market activity can lead to a decrease in brokerage revenues. Therefore, revenues and operating results in any particular period may not be representative of full year results and may vary significantly from year to year and from quarter to quarter.

We may experience reduced revenues due to declining market volume, price and liquidity, which can also cause counterparties to fail to perform and may negatively affect the market price of our common stock and our ability to distribute dividends.

Our revenues may decrease in the event of a decline in the market volume of securities transactions, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading activities and commissions. Lower price levels of securities may also result in a reduced volume of underwriting transactions, and could cause a reduction in our revenues from investment banking fees, as well as losses from declines in the market value of securities held by us in trading and investment, lending and underwriting positions, reduced asset management fees and incentive income and withdrawals of funds under management. Sudden sharp declines in market values of securities can result in illiquid markets, lack of access to lending and the failure of issuers and counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from customers. In such markets, we have incurred, and may incur in the future, reduced revenues or losses in our principal trading, market-making, investment banking, lending and asset management activities. Such losses could negatively affect the market price of our common stock and our ability to distribute dividends.

We may incur losses associated with underwriting activities, which could adversely affect results and may negatively affect the market price of our common stock and the ability to distribute dividends.

Participation in underwritings involves both economic and regulatory risks. As an underwriter, FBR & Co. may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, the trend, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter may retain significant ownership of individual securities. Finally, it has been our anecdotal experience that increased competition has eroded and is expected to continue to erode underwriting spreads. These factors, along with our concentration in a limited number of industry sectors, may negatively affect our financial results, the market price of our common stock and our ability to distribute dividends.

We focus on relatively few industries, which may limit our revenues and may adversely affect our operating results and negatively impact the market price of our common stock and our ability to distribute dividends.

Our investment banking business is dependent on revenues related to securities issued by companies in specific industry sectors. The financial services, real estate, technology, healthcare, energy and diversified industries sectors account for the majority of our investment banking, asset management, institutional trading and research activities. Therefore, any downturn in the market for the securities of companies in these industries, or factors affecting such companies, could adversely affect our operating results and financial condition. In 1998 and 1999, the specialty finance companies, equity REITs and mortgage REITs on which FBR & Co. focused experienced a significant downturn which, in turn, adversely affected us. The frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors. Underwriting activities in a particular industry can decline for a number of reasons.

We also derive a significant portion of our revenues from institutional brokerage (sales and trading) transactions related to the securities of companies in these sectors. Our revenues from such institutional brokerage transactions may decline when underwriting activities in these industry sectors decline, the volume of trading on The Nasdaq Stock Market or the New York Stock Exchange declines, or when industry sectors or individual companies report results below investors’ expectations.

The timing of recognition of investment banking revenue from a significant transaction can materially affect our quarterly operating results, which may negatively affect the market price of our common stock and our ability to distribute dividends.

FBR & Co. records its revenues from an underwriting transaction only when the underwriting is completed. FBR & Co. records revenues from merger and acquisition transactions only when it has rendered the services and the client is contractually obligated to pay; generally, most of the fee is earned only after the transaction closes. Accordingly, the timing of FBR & Co.’s recognition of revenue from a significant transaction can materially affect its quarterly operating results. FBR & Co. has structured its investment banking operations based on expectations of a high level of demand for underwriting and corporate finance transactions. As a result, we have fixed costs associated with those businesses consistent with those expected levels of business. Accordingly, those businesses could experience losses if demand for these transactions is lower than expected.

We have potential conflicts of interest with our officers and employees.

From time to time, our officers and employees may invest in private or public companies in which we, or one of our affiliates, is or could potentially be an investor or for which we carry out investment banking assignments, publish research or act as a market maker. In addition, we have in the past and will likely in the future organize businesses, such as our hedge, private equity and venture capital funds, in which our employees may acquire minority interests or profit interests. There are risks that, as a result of such investment or profit interest, an officer or employee may have incentives to take actions that would conflict with our best interests. We believe that we have in place compliance procedures and practices designed to monitor the activities of our officers and employees in this regard, but we cannot guarantee that these procedures and practices will be effective.

Our access to confidential information through the broker-dealer business and investment management business may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect the potential return to shareholders.

We may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on the ability to dispose of, increase the amount of, or otherwise take action with respect to an investment in those companies. Our management of investment funds could create a conflict of interest to the extent the fund managers are aware of inside information concerning potential investment targets or to the extent the fund managers wish to invest in companies for which FBR & Co. is underwriting securities. We believe that we have in place compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested in our investment banking clients. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our fund managers to make potentially profitable investments on behalf of those funds, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could therefore negatively affect the potential market price of our common stock and the ability to distribute dividends.

Our business is dependent on cash inflows to mutual funds and other pooled investment vehicles, which could result in our experiencing operating losses if cash flows slow, and negatively impact cash available for distribution to shareholders.

A slowdown or reversal of cash inflows to mutual funds and other pooled investment vehicles could lead to lower underwriting and brokerage revenues for us since mutual funds and other pooled investment vehicles purchase a significant portion of the securities offered in public offerings and traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds and hedge funds, seeking to invest on behalf of their investors. Our brokerage business is particularly dependent on the institutional market. The public may redeem mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds reduces demand by fund managers for initial public or secondary offerings, FBR and our business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally. Such environments may adversely affect the market price of our common stock and our ability to distribute dividends.

Our investment banking and other financial services businesses face significant competition from larger financial services firms with greater resources which could reduce our market share and harm our financial performance which may, in turn, adversely affect the market price of our common stock and ability to distribute dividends.

We are engaged in, through our broker-dealer subsidiaries and other taxable REIT subsidiaries, the highly competitive financial services, underwriting, securities brokerage, principal investing, asset management and banking businesses. We compete directly with large Wall Street securities firms, established venture capital funds, securities subsidiaries of major commercial bank holding companies, major regional firms, smaller “niche” players and those offering competitive services via the Internet. To an increasing degree, we also compete for various segments of the financial services business with other institutions, such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms. Our industry focus also subjects us to direct competition from a number of specialty securities firms, smaller investment banking boutiques and venture capital funds that specialize in providing services to those industry sectors. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be adversely affected, which may adversely affect the cash available for distribution to shareholders.

Competition from commercial banks has increased because of acquisitions of securities firms by commercial banks, as well as internal expansion by commercial banks into the securities business. This competition could adversely affect our operating results.

We face intense competition in the asset management business from a variety of sources, including venture capital funds, private equity funds, mutual funds, hedge funds and other asset managers. We compete for investor funds as well as for the opportunity to participate in transactions.

Many of our competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. In addition, some competitors have a much longer history of investment activities than we do and, therefore, may possess a relative advantage with regard to access to business and capital.

We may not be able to keep up with rapid technological change, which may adversely affect the market price of our common stock and our ability to distribute dividends.

There are significant technical and financial risks in the development of new services and products or enhanced versions of existing services and products. We cannot assure you that we will be able to:

•	develop or obtain the necessary technologies;

•	effectively use new technologies;

•	adapt our services and products to evolving industry standards;

•	develop, introduce and market in a profitable manner our services and products; or

•	enhance or create new services and products.

If we are unable to develop and introduce enhanced or new services or products quickly enough to respond to market or customer requirements, or if we or our services and products do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected and our cash available for distribution to shareholders may be negatively impacted.

Risks Related to our Principal Investing Activities

Declines in the market values of our mortgage-backed securities and other investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

A substantial portion of our assets are investments in mortgage-backed securities and other investment securities. Most of those assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to shareholders’ equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings, as will a decline in the value of securities not classified as available-for-sale for accounting purposes.

A decline in the market value of our assets may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to shareholders.

Use of leverage could adversely affect our operations, particularly with respect to our mortgage-backed securities portfolio and negatively affect cash available for distribution to our shareholders.

Using debt to finance the purchase of mortgage-backed securities and other investment securities will expose us to the risk that margin calls will be made and that we will not be able to meet those margin calls. To meet margin calls, we may sell mortgage-backed securities and those sales of mortgage-backed securities could result in realized losses, and negatively affect cash available for distribution to our shareholders.

While it is not our current policy to leverage our equity securities or loan investments, if we were to leverage these investments, this leverage could expose us to the risk that margin calls will be made and that we will not be able to meet them. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

We will enter into repurchase agreements to finance mortgage related investments, which can amplify the effect of a decline in value resulting from an interest rate increase. For example, assume that we finance $96 million through repurchase agreements to acquire $100 million of 8% mortgage-backed securities. If prevailing interest rates increase from 8% to 9%, the value of the mortgage-backed securities may decline to a level below the amount required to be maintained under the terms of the repurchase agreements. If the mortgage-backed securities were then sold, we would have to transfer additional assets to secure the borrowings.

Changes in interest rates could negatively affect the value of our mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.

We invest indirectly in mortgage loans by purchasing mortgage-backed securities and we currently intend to continue this investment strategy. Under a normal yield curve, an investment in mortgage-backed securities will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the mortgage-backed securities we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our shareholders.

A significant risk associated with our current portfolio of mortgage-backed securities is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these mortgage-backed securities would decline and the weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into in order to finance the purchase of mortgage-backed securities.

Market values of mortgage-backed securities may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.

An increase in our borrowing costs relative to the interest we receive on our mortgage-backed securities may adversely affect our profitability, which may negatively affect cash available for distribution to our shareholders.

As our repurchase agreements and other short-term borrowing instruments mature, we will be required either to enter into new repurchase agreements or to sell a portion of our mortgage-backed securities or other investment securities. An increase in short-term interest rates at the time that we seek to enter into new repurchase agreements would reduce the spread between our returns on our mortgage-backed securities and the cost of our borrowings. This change in interest rates would adversely affect our returns on our mortgage-backed securities portfolio, which might reduce earnings and, in turn, cash available for distribution to our shareholders.

Prepayment rates could negatively affect the value of our mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage-based securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our shareholders.

Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to the mortgage-backed securities we own, those guarantees do not protect investors against prepayment risks.

Rapid changes in the values of our mortgage-backed securities and other real estate assets may make it more difficult for us to maintain our REIT status or exemption from the Investment Company Act.

If the market value or income potential of our mortgage-backed securities and mezzanine loans declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT status or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders.

We have entered into and may enter into interest rate swap agreements or pursue other hedging strategies. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of mortgage-backed securities held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

Our hedging activity may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders.

Our assets are likely to include mezzanine or senior loans that may have greater risks of loss than secured senior loans and if those losses are realized, it could adversely affect our earnings, which could adversely affect our cash available for distribution to our shareholders.

We expect our assets to include a significant amount of loans that involve a higher degree of risk than long-term senior secured loans. First, the loans may not be secured by mortgages or liens on assets. Even if secured, these loans may have higher loan-to-value ratios than a senior secured loan. Furthermore, our right to payment and the security interest may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

Our loans may have an interest only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. In this case, a borrower’s ability to repay its loan may be dependent upon a liquidity event that will enable the repayment of the loan.

In addition to the above, numerous other factors may affect a company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. Losses in our loans could adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders.

Loans that we make to highly leveraged companies may have a greater risk of loss which, in turn, could adversely affect cash available for distribution to our shareholders.

Leverage may have material adverse consequences to the companies to which we make loans and to us as an investor in these companies. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on our loans could adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders.

Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in a portfolio company’s business.

Before making an investment in a business entity, we assess the strength and skills of the entity’s management and other factors that we believe will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the companies. Against this background, there can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We depend on management and have limited ability to influence management of portfolio companies.

We do not control the management, investment decisions or operations of the enterprises in which we have investments. Management of those enterprises may decide to change the nature of their assets or business plan, or management may otherwise change in a manner that is not satisfactory to us. We typically have no ability to affect these management decisions, and as noted below, may have only limited ability to dispose of these investments.

We may make investments that have limited liquidity, which may reduce the return on those investments to shareholders.

The equity securities of a new entity in which we invest are likely to be restricted as to resale and may otherwise be highly illiquid. We expect that there will be restrictions on our ability to resell the securities of any private or newly-public company that we acquire for a period of at least one year after we acquire those securities. In addition, applicable REIT tax provisions may cause sales of certain assets to be disadvantageous. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for a secondary offering of the securities.

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Thus, sales of these securities may cause their values to fluctuate more sharply. Furthermore, because we are the corporate parent of FBR & Co., our ability to invest in companies may be constrained by applicable securities laws and the rules of the NASD. This is because FBR & Co. is a registered broker-dealer and its investment and trading activities are regulated by the SEC and NASD. For example, the NASD’s rules may limit our ability to invest in the securities of companies whose securities are underwritten by FBR & Co.

The short- and medium-term loans we make are based, in part, upon our knowledge of the borrower and its industry. In addition, we do not yet nor may we ever have a significant enough portfolio of loans to easily sell them to a third party. As a result, these loans are and may continue to be highly illiquid.

Prices of the equity securities of new entities in which we invest may be volatile.

Prices of the equity securities of new entities in which we invest may be volatile. We may make investments that are significant relative to the portfolio company’s overall capitalization, and resales of significant amounts of these securities might adversely affect the market and the sales price for the securities.

Disposition value of investments is dependent upon general and specific market conditions which could result in a decline of the value of the investments.

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, there is no assurance that the trading market value of the investment will not decline, perhaps materially, as a result of general market conditions. For example, an increase in interest rates, a general decline in the stock markets, or other market conditions adverse to companies of the type in which we invest could result in a decline in the value of our investments.

The market for investment opportunities is competitive, which could make it difficult for us to purchase or originate investments at attractive yields, which could have an adverse effect on cash available for distribution to our shareholders.

We gain access to good investment opportunities only to the extent that they become known to us. Gaining access to good investment opportunities is a highly competitive business. We compete with other companies that have greater capital, more long-standing relationships, broader product offerings and other advantages. Competitors include, but are not limited to, business development companies, small business investment companies, commercial lenders and mezzanine funds and other broker-dealers. Increased competition would make it more difficult for us to purchase or originate investments at attractive yields, which could have an adverse effect on cash available for distribution to our shareholders.

We may incur losses as a result of our technology sector investment activities, which could negatively affect the market price of our common stock and our ability to distribute dividends.

Our technology sector investments are made primarily through funds which we manage and funds which a third party acts as a manager. These funds may invest in technology companies in the early stages of their development. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Moreover, these funds may invest in privately held companies as to which little public information is available. Accordingly, we depend on these fund managers to obtain adequate information to evaluate the potential returns from investing in these companies. Fund managers may or may not be successful in this task. Also, these companies frequently have less diverse product lines and smaller market presence than large competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.

Moreover, many of these technology sector portfolio companies will require additional equity funding to satisfy their continuing working capital requirements. Because of the circumstances of those companies or market conditions, it is possible that one or more of these portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to them. Adverse returns with respect to these technology sector investment activities could adversely affect us and our operating results, which could negatively affect the market price of our common stock and our ability to distribute dividends.

Tax Risks

Ownership limitation may restrict change of control or business combination opportunities in which our shareholders might receive a premium for their shares.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT status, our amended and restated articles of incorporation generally prohibits any shareholder from directly or indirectly owning more than 9.9% of any class or series of our outstanding common stock or preferred stock.

The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

U.S. federal income tax requirements may restrict our operations, which could restrict our ability to take advantage of attractive investment opportunities, which could negatively affect the cash available for distribution to our shareholders.

We intend to continue to operate in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. In some instances, compliance with these tests may not be completely within our control. For example, some of our investments are in equity securities of other REITs, which generally are qualifying assets and produce qualifying income for purposes of the REIT qualification tests. The failure of the REITs in which we invest to maintain their REIT status, however, could jeopardize our REIT status. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT.

At any time, new laws, interpretations, or court decisions may change the federal tax laws regarding, or the U.S. federal income tax consequences of, qualification as a REIT. In addition, compliance with the REIT qualification tests could restrict our ability to take advantage of attractive investment opportunities in non-qualifying assets, which would negatively affect the cash available for distribution to our shareholders. For example, we may be required to limit our investment in non-REIT equity securities and mezzanine loans to the extent that such loans are not secured by real property.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary will pay income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.

All of our operating businesses are conducted through taxable REIT subsidiaries. Our taxable REIT subsidiaries pay corporate income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us.

The aggregate value of the taxable REIT subsidiary stock and securities currently owned by us is significantly less than 20% of the value of our total assets (including the taxable REIT subsidiary stock and securities). Furthermore, we will monitor the value of our investments in our taxable REIT subsidiaries for the purpose of ensuring compliance with the rule that no more than 20% of the value of our assets may consist of taxable REIT subsidiary stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our taxable REIT subsidiaries for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. There can be no complete assurance, however, that we will be able to comply with the 20% limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s-length transactions.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.

In order to qualify as a REIT, an entity must distribute to its shareholders, each calendar year, at least 90% of its taxable income, other than any net capital gain and excluding any retained earnings of taxable REIT subsidiaries. To the extent that a REIT satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, the REIT will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than the sum of:

•	85% of its ordinary income for that year;

•	95% of its capital gain net income for that year; and

•	100% of its undistributed taxable income from prior years.

We intend to continue to pay out our REIT taxable income to our shareholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% excise tax. However, there is no requirement that taxable REIT subsidiaries distribute their after-tax net income to their parent REIT or their shareholders and our taxable REIT subsidiaries may elect not to make any distributions to us.

Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles because, for example, capital losses will be deducted in determining our GAAP income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, we will incur corporate income tax and the 4% excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in that year.

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our shareholders.

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets in order to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we cease to be a REIT, we no longer would be required to distribute substantially all of our taxable income to our shareholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we could not re-elect REIT status until the fifth calendar year following the year in which we failed to qualify.

The requirement that we distribute at least 90% of our taxable income to our shareholders, excluding the retained earnings of our taxable REIT subsidiaries, each year will result in our shareholders receiving periodic taxable distributions.

In order to qualify as a REIT, we must distribute to our shareholders, each calendar year, at least 90% of our taxable income (excluding the taxable income of our taxable REIT subsidiaries). As a result, our shareholders receive periodic distributions from us. Such distributions generally are taxable as ordinary income to the extent that they are made out of our current or accumulated earnings and profits.

A sale of assets acquired from FBR Group within ten years after the merger would result in corporate income tax, which would reduce the cash available for distribution to our shareholders.

If we sell stock or securities of a taxable REIT subsidiary or any other asset that we acquired from FBR Group within ten years after the merger and recognize a taxable gain on the sale, we will be taxed at the highest corporate rate on an amount equal to the lesser of:

•	the amount of gain that we recognize at the time of the sale; or

•	the amount of gain that we would have recognized if we had sold the asset at the time of the merger for its then fair market value.

This rule potentially could inhibit us from selling taxable REIT subsidiary stock or securities or other assets acquired from FBR Group within ten years after the merger.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

The federal income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. On May 28, 2003, President Bush signed into law a tax bill that reduces the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% until 2008. This reduced tax rate generally does not apply to ordinary REIT dividends, which will continue to be taxed at the higher tax rates applicable to ordinary income. This legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than they historically have been, and could have an adverse effect on the market price of our common stock.

ITEM 2. PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We also carry out aspects of all of our businesses at that location. We lease more than four floors of our headquarters building in Arlington, Virginia, totaling approximately 69,621 square feet. We also lease offices in the following locations and conduct certain potions of our businesses in those locations as indicated: Bethesda, Maryland (capital markets and asset management); Atlanta, Georgia (capital markets); Boston, Massachusetts (capital markets and asset management); Chicago, Illinois (capital markets); Cleveland, Ohio (capital markets); Dallas, Texas (capital markets); Denver, Colorado (capital markets); Irvine, California (capital markets); New York, New York (capital markets); Portland, Oregon (asset management); San Francisco, California (capital markets); Seattle, Washington (asset management); Vienna, Austria (capital markets); and London, England (capital markets). We lease approximately 57,379 total square feet in these other offices. We believe that our present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3. LEGAL PROCEEDINGS

While the ultimate resolution of any matter cannot be currently determined, in the opinion of management, after consultation with legal counsel, as of December 31, 2003, we were not a defendant or plaintiff in any lawsuit or arbitration, or involved in any governmental or self regulatory matter, the outcome of which was expected to have a material adverse effect on our financial condition.

Many aspects of our business involve substantial risks of liability or litigation. Underwriters and broker-dealers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters liability and limitation on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. We are subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our operating results and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock is listed on the New York Stock Exchange under the symbol “FBR.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2003 and 2002, and the cash distributions per share declared during those periods. Following our merger with FBR Asset Investment Corporation effective March 31, 2003, we adopted the dividend policy of FBR Asset Investment Corporation. Prior to our merger with FBR Asset Investment Corporation, FBR Group did not pay dividends.

	Price Range of Class A Common Stock		Cash Distributions Declared Per Share of Class A Common Stock
	High	Low
Year Ended December 31, 2003
Fourth Quarter	$23.64	$17.28	$0.34
Third Quarter	18.00	13.29	0.34
Second Quarter	14.25	9.10	0.68
First Quarter	9.93	7.85	—
Year Ended December 31, 2002			—
Fourth Quarter	10.60	8.35	—
Third Quarter	12.77	7.60	—
Second Quarter	12.88	7.00	—
First Quarter	8.00	5.05	—

On February 12, 2004, there were approximately 311 record holders of our Class A common stock, including shares held in “street name” by nominees who are record holders.

There is no established public trading market for our Class B common stock and on February 12, 2004, there were approximately 39 record holders of our Class B common stock. Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2003 will be incorporated by reference from our annual proxy statement (under the heading “Security Ownership of Certain Beneficial Owners and Management”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about May 19, 2004.

We intend to make regular quarterly distributions to our Class A and Class B shareholders.

In order to qualify as a REIT for federal income tax purposes, we must distribute to our shareholders with respect to each year at least 90% of our taxable income. Although we generally intend to distribute to our shareholders each year an amount equal to our taxable income for that year, distributions paid by us will be at the discretion of our board of directors and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations
Revenues:
Investment banking:
Underwriting	$117,296	$76,556	$47,853	$21,086	$22,642
Corporate finance	144,086	58,595	28,534	31,404	22,541
Investment gains	17,204	8,725	6,762	1,453	3,853

	278,586	143,876	83,149	53,943	49,036

Institutional brokerage:
Principal transactions	23,965	27,512	26,330	32,319	22,058
Agency commissions	50,178	35,672	27,084	21,084	14,988

	74,143	63,184	53,414	53,403	37,046

Asset management:
Base management fees	24,782	28,956	19,744	9,719	9,409
Incentive allocations and fees	14,205	14,258	3,628	1,673	1,577
Net investment income (loss)	22,484	16,276	9,532	10,843	(5,268)
Technology sector net investment and incentive income (loss)	(1,591)	(5,622)	(18,100)	41,614	36,398

	59,880	53,868	14,804	63,849	42,116

Principal investment:
Interest	168,393	—	—	—	—
Realized gains	32,276	—	—	—	—
Dividends	5,019	—	—	—	—

	205,688	—	—	—	—

Other	10,228	7,275	9,422	9,695	10,768

Total revenues	628,525	268,203	160,789	180,890	138,966

Interest expense	68,995	2,073	1,083	1,665	1,323

Revenues, net of interest expense	559,530	266,130	159,706	179,225	137,643

Expenses:
Compensation and benefits	226,389	147,072	108,112	109,768	98,424
Business development and professional services	43,044	30,589	28,879	19,229	23,582
Clearing and brokerage fees	7,014	5,353	7,087	6,207	4,693
Occupancy and equipment	9,585	8,838	10,852	9,544	6,674
Communications	10,574	8,185	5,832	5,085	4,323
Other operating expenses	16,919	10,652	9,415	7,147	6,918
Restructuring and software impairment charges	—	—	5,151	—	—

Total expenses	313,525	210,689	175,328	156,980	144,614

Net income (loss) before taxes and extraordinary gain	246,005	55,441	(15,622)	22,245	(6,971)
Income tax provision (benefit)	44,591	3,035	(1,760)	4,163	—

Net income (loss) before extraordinary gain	201,414	52,406	(13,862)	18,082	(6,971)
Extraordinary gain	—	1,413	1,148	—	—
Income tax provision on extraordinary gain	—	536	—	—	—

Net income (loss)	$201,414	$53,283	$(12,714)	$18,082	$(6,971)

	Year Ended December 31,
	2003	2002		2001	2000	1999
Consolidated Balance Sheet Data
Assets:
Cash and cash equivalents	$92,688	$90,007		$46,246	$52,337	$43,743
Mortgage-backed securities, at fair value	10,551,570	—		—	—	—
Marketable trading securities	4,932	8,298		15,706	18,447	6,137
Long-term investments	379,002	150,447		119,982	142,950	135,723
Other	305,421	157,433		110,024	38,485	40,753

Total assets	$11,333,613	$406,185		$291,958	$252,219	$226,356

Liabilities:
Accounts payable and other liabilities	$159,781	$108,882		$66,411	$36,733	$34,358
Repurchase agreements	5,095,676	16,352		—	—	—
Commercial paper	4,397,993	—		—	—	—
Interest rate swaps	5,366	—		—	—	—
Dividends payable	56,744	—		—	—	—
Short-term debt	—	10,588		21,165	—	—
Long-term debt	54,189	5,266		5,694	—	—
Trading account securities sold short	9,525	19,932		13,377	930	3,029

Total liabilities	9,779,274	161,020		106,647	37,663	37,387

Shareholders’ equity	1,554,339	245,165		185,311	214,556	188,969

Total liabilities and shareholders’ equity	$11,333,613	$406,185		$291,958	$252,219	$226,356

Statistical Data
Basic earnings (loss) per share before extraordinary gain	$1.68	$1.14		$(0.29)	$0.37	$(0.14)
Diluted earnings (loss) per share before extraordinary gain	$1.63	$1.08		$(0.29)	$0.36	$(0.14)
Basic earnings (loss) per share	$1.68	$1.16		$(0.27)	$0.37	$(0.14)
Diluted earnings (loss) per share	$1.63	$1.10		$(0.27)	$0.36	$(0.14)
Book value per share (1)	$9.41 (2)	$5.28	(2)	$4.06 (2)	$4.34	$3.86
Total employees (1)	494	481	(3)	433 (3)	386	390
Net revenue per employee	$1,133	$587		$393	$466	$372
Pre-tax return on average equity	27%	26%		(8)%	11%	(4)%
Compensation and benefits expense as a percentage of net revenues	40%	55%		68%	61%	72%
Basic weighted average shares outstanding (in thousands)	119,801	46,098		47,466	49,162	48,872
Diluted weighted average shares outstanding (in thousands)	123,307	48,442		47,466	50,683	48,872

(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable of $8.3 million, $24.2 million and $22.2 million as of December 31, 2003, 2002 and 2001, respectively, and 1.3 million shares, 4.0 million shares and 4.0 million shares, respectively, pledged as collateral.
(3)	Includes 16, 59 and 54 employees of FBR National Trust as of December 31, 2003, 2002 and 2001, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Friedman, Billings, Ramsey Group, Inc. is a national investment bank that provides investment banking, institutional brokerage and asset management services and invests as principal in mortgage-backed securities (MBS) and merchant banking investments. When we use the terms “FBR,” “we” “us” and “our,” we mean Friedman, Billings, Ramsey Group, Inc. and its consolidated subsidiaries. We conduct our principal investing activities at the parent company level, which has elected Real Estate Investment Trust (REIT) status for U.S. federal income tax purposes (Principal Investing). We conduct our investment banking and institutional brokerage activities (the Capital Markets Group) and investment management and advisory activities (the Asset Management Group) in taxable REIT subsidiaries. The Asset Management Group also holds investments, as principal, in several of the funds that it manages and other investments acquired in connection with its business. The REIT parent also invests in some of these funds. Our company operates primarily in the United States and Europe.

Executive Summary

On March 31, 2003, we were formed through the merger of two existing companies, both engaged in related businesses and both managed by the Friedman, Billings, Ramsey Group, Inc. (Pre-Merger FBR) management team. Prior to the merger, FBR Asset Investment Corporation (FBR Asset) was a New York Stock Exchange listed REIT externally managed by a subsidiary of Pre-Merger FBR with a primary focus in mortgage-backed securities and merchant banking investments in debt and equity securities. Pre-Merger FBR was a New York Stock Exchange listed company engaged in the investment banking, institutional brokerage and asset management business. Upon completion of the merger, the surviving corporation assumed the name Friedman, Billings, Ramsey Group, Inc. and succeeded to the REIT status of FBR Asset for U.S. federal income tax purposes.

With the merged businesses combined into one capital base, our operations are virtually identical to the activities of Pre-Merger FBR and FBR Asset. Our investment banking, institutional brokerage and asset management businesses are conducted through taxable REIT subsidiaries and pay full income tax on their earnings at statutory corporate income tax rates. Our mortgage-backed securities and merchant banking businesses are conducted at the parent REIT level, generating and distributing their earnings as dividends to shareholders before taxes. This structure provides shareholders a security that pays a dividend at the REIT parent level and, at the taxable REIT subsidiary level, offers the possibility for growth through the ability to retain and reinvest after-tax earnings. (See further discussion below as well as Note 3 to our Consolidated Financial Statements for additional detail regarding the merger.)

For the year ended December 31, 2003 our net income was $201.4 million, or $1.68 (basic) and $1.63 (diluted) per share, compared to $53.3 million, or $1.16 (basic) and $1.10 (diluted) per share, for the year ended December 31, 2002.

We declared quarterly dividends of $0.34 per share in April, June, September and December 2003. For the full year, we declared a total of $1.36 per share in dividends and increased our book value per share by 78% from $5.28 at December 31, 2002 to $9.41 at December 31, 2003. The dividends and increase in book value per share provided a 104% total return on equity to shareholders in 2003.

In August 2003 we created Georgetown Funding LLC (Georgetown Funding), an A1+/P1 commercial paper conduit we administer that enables us to finance up to $5 billion of mortgage-backed securities through commercial paper issuances. At December 31, 2003, such commercial paper borrowings totaled $4.4 billion.

We completed a $450 million follow-on equity offering in October 2003, issuing 26.5 million shares of common stock, and increased shareholders’ equity to $1.6 billion as of December 31, 2003. We had 165.2 million shares outstanding at December 31, 2003 and weighted average diluted shares outstanding during the year were 123.3 million.

Our performance in 2003 is attributable to a number of factors, including the merger, the continued growth and success of each of our businesses, particularly the investment and merchant banking businesses, and the performance of our MBS investment business despite a challenging third quarter environment which saw extremely high MBS prepayment speeds.

Capital Markets

For the full year in investment banking, we were ranked as the No. 3 lead manager of IPOs1 and the No. 10 lead manager for all public equity offerings2 (ranked by dollar volume according to Dealogic/CommScan EquiDesk). In addition, we raised approximately $2.5 billion in equity for issuers in institutional private placements during the year. For the full year, investment banking revenues totaled $278.6 million versus $143.9 million in 2002. We seek to lead-manage (or act as the sole managing underwriter of) public offerings and private placements to maximize our share of the resulting fee revenues. As of December 31, 2003, we had a pipeline of over $5 billion for lead managed equity capital raises and merger and acquisition transactions.

Our institutional brokerage revenues totaled $74.1 million during 2003, an increase of 17% over the 2002 total of $63.2 million. These results were achieved despite the continuation of industry-wide pricing pressure in this part of the business. Illustrating this market condition is the fact that our customer share trading volume increased 32% year over year.

Our investment banking and institutional brokerage businesses are focused in the financial services, real estate, technology, healthcare, energy and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits can be subject to significant volatility from period to period.

Asset Management

Our asset management business also performed well during the year. Assets under management, which are the drivers of our fee revenue, increased in both our mutual fund and our hedge fund businesses. Net assets under management (excluding FBR Asset prior to the merger) increased from $1.5 billion at December 31, 2002 to $2.1 billion at December 31, 2003, a 34.3% year over year increase. Total base and incentive fees increased by 47.1% to $30.6 million in 2003 from $20.8 million in 2002 (excluding fees from FBR Asset of $8.4 million and $22.4 million, respectively).

Our asset management revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the sectors on which we focus. This condition can in turn influence inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance based or incentive revenues in

[1]	Source is Dealogic/CommScan EquiDesk. Relates to total dollar amount, with over-allotment, of U.S. IPOs priced between January 1, 2003 and December 31, 2003, with apportioned amount to all bookrunners, excluding American Depository Receipts and closed-end funds.
[2]	Source is Dealogic/CommScan EquiDesk. Relates to total dollar amount, with over-allotment, of U.S. IPOs and secondaries/follow-ons priced between January 1, 2003 and December 31, 2003, with apportioned amount to all bookrunners, excluding American Depository Receipts and closed-end funds.

our asset management business that we recognize from our hedge fund, venture capital and private equity activities is based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Principal Investing

Relative to principal investing, we invest and plan to continue to invest in mortgage-backed securities that are guaranteed as to principal and interest by Fannie Mae, Freddie Mac or Ginnie Mae. We also invest in equity securities of, and make senior secured, mezzanine and other loans to, real estate and non-real estate companies, subject to maintaining REIT qualification.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. At this time, based on the interest rate environment and the shape of the yield curve, our mortgage-backed securities investments have provided us with higher relative rates of return than most other investment opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy will cause us to have different allocations of capital in different environments.

Our MBS investment strategy is based on investing primarily in adjustable rate mortgage-backed securities guaranteed as to principal and interest by Fannie Mae, Freddie Mac, or Ginnie Mae, financed by short-term repurchase agreement and commercial paper borrowings. At December 31, 2003, the fair value of our mortgage-backed securities portfolio totaled $10.6 billion and our corresponding repurchase agreement and commercial paper liabilities (issued by Georgetown Funding) were $9.5 billion, resulting in leverage (debt to allocated equity) in the mortgage backed portfolio of approximately 9 to 1 at the end of the year. Our overall leverage was approximately 6 to 1 at December 31, 2003. The weighted average life of the MBS at December 31, 2003 was 2.02 years. Also at year-end, effective duration (a measure of interest rate sensitivity) of our MBS portfolio was 0.94.

We use interest rate swap agreements to mitigate the impact of changes in short term interest rates on our cost of financing. At year-end, we had $4.1 billion notional of pay-fixed, receive-floating interest rate swaps outstanding with a 1.44% funding rate and a weighted average maturity of 314 days. Including the effect of interest rate swaps, the weighted average time to repricing of the repurchase agreement and commercial paper borrowings was 152 days as of year-end.

Net interest income from investments in MBS totaled $99.4 million in 2003. Of this, only $0.8 million was derived from the period before the merger and $98.6 million from the nine month period following the merger. The following provides additional detail regarding our MBS investments and related commercial paper and repurchase agreement borrowings for the year ended December 31, 2003.

	First Quarter 2003		Second Quarter 2003		Third Quarter 2003		Fourth Quarter 2003		Full Year 2003
Weighted Average MBS Coupon	4.45%		4.78%		4.42%		4.15%		4.42%

Weighted Average effective yield on MBS investments	3.42%		3.22%		2.37%		3.46%		3.01%
Weighted Average cost of funds—repurchase agreement and commercial paper borrowings (including interest rate swaps)	1.31%		1.26%		1.12%		1.21%		1.19%

Weighted Average net spread	2.11%		1.96%		1.25%		2.25%		1.82%
Average Constant Prepayment Rate[1]	36.0CP	R	34.6CP	R	41.3CP	R	27.2CP	R	34.8CP	R
Weighted Average MBS (in billions)	$0.29		$6.23		$7.91		$8.23		$5.65
Weighted Average Repurchase Agreement and Commercial Paper Borrowings (in billions)	$0.26		$5.95		$7.75		$7.60		$5.42

1	Constant Prepayment Rate (CPR). Annualized equivalents of single monthly mortality (SMM). CPR attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. CPR is measured on 1 month, 3 month, 6 month, 12 month, or since issue basis. We currently use one month CPR in calculating our monthly premium/discount amortization.

In our merchant banking portfolio, we generated dividends of $5.0 million during the year ended December 31, 2003 and realized gains of $24.5 million relating to equity investments. Our merchant banking portfolio and other long-term investments totaled $379 million at December 31, 2003, or 24% of our equity. Of this total, $269.5 million was held in the merchant banking portfolio, $76.8 million was held in funds that we manage or otherwise related to our asset management business, $26.6 million was held in broker-dealer investments received in connection with investment banking transactions, and $6.1 million represented other cost method investments. Net unrealized gains in the merchant banking portfolio included in accumulated other comprehensive income totaled $96.0 million as of December 31, 2003.

Looking forward, we anticipate that full deployment of allocated capital in the MBS strategy, combined with historical returns from merchant banking, should provide the opportunity for REIT (parent) level income in 2004 to exceed its current annual dividend of $1.36 per share. REIT level earnings exceeding the current dividend would typically be paid out to shareholders in the form of a special dividend. Additionally, we believe that based upon our current investment banking pipeline, increased levels of institutional brokerage commissions, new marketing and branding initiatives, and the continuation of strong after-market underwriting performance of our lead-managed underwriter transactions, we can continue to have success in growing our capital markets businesses.

We continually evaluate each of our businesses across varying market conditions for competitiveness, profitability and alignment with our long-term strategic objectives, including the diversification of revenue sources. We believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue. Our merger reflects this strategy to diversify and strengthen our revenue base. We may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources.

Operating Groups

Capital Markets Group

Our capital markets activities consist of investment banking and institutional brokerage (including research).

Investment Banking

Our investment banking (underwriting and corporate finance) activities consist of a broad range of services, including public and private capital raising transactions that include a wide variety of securities, and financial advisory services in merger, acquisition, restructuring and strategic partnering transactions. During 2003, we completed or advised on 96 investment banking transactions including 34 lead or sole-managed public underwritings or private placements, 15 co-managed public underwritings, and executed 21 merger and acquisition (M&A) and advisory transactions and 26 underwriting transactions as a syndicate or selling group member, representing $8.9 billion of aggregate transaction value, including $8.4 billion in public underwritings and private placements.

During 2003, we lead-managed or co-managed 40 public offerings: 10 initial public offerings (IPO) and 30 secondary (or follow-on equity, trust preferred and debt) offerings raising approximately $5.9 billion and generating $117.3 million in revenues and acted as private placement agent or 144A initial purchaser in 9 non-public transactions, raising $2.5 billion and generating $129.3 million in revenues. We also advised on 21 M&A and other advisory assignments generating $14.8 million in revenues. The average size of transactions in which we acted as lead or sole manager (public underwritings) or initial purchaser/placement agent (144A) increased from $91.9 million in 2002 to $156.0 million in 2003.

The following table shows details of our investment banking revenues for the years indicated (dollars in thousands):

Investment Banking Revenues

	2003	2002	2001	2000	1999
Revenues:
Public Underwritings
Initial public offerings	$79,206	$2,414	$9,926	$8,343	$8,910
Secondary (follow-on) public offerings	29,448	73,719	37,927	10,234	12,407
High yield debt & preferred	8,642	423	—	2,509	1,325

Total Underwriting	117,296	76,556	47,853	21,086	22,642

Non-Public Capital Raising and M&A
High yield debt & preferred	—	—	—	—	4,428
M&A and advisory services	14,815	19,744	9,753	22,511	14,554
Institutional private equity placements	129,271	38,851	18,781	8,893	3,559

Total Corporate finance	144,086	58,595	28,534	31,404	22,541
Investment gains	17,204	8,725	6,762	1,453	3,853

Total Investment Banking	$278,586	$143,876	$83,149	$53,943	$49,036

Capital raising	$246,567	$115,407	$66,634	$29,979	$30,629
M&A, restructuring, other advisory and investment gains	32,019	28,469	16,515	23,964	18,407

Total Investment Banking	$278,586	$143,876	$83,149	$53,943	$49,036

Institutional Brokerage

In addition to our investment banking activities, we also offer institutional brokerage services to customers. Revenues related to these services are (dollars in thousands):

Institutional Brokerage Revenues

	2003	2002	2001	2000	1999
Principal sales credits	$23,817	$26,575	$24,310	$25,453	$24,305
Trading gains and losses, net	148	937	2,020	6,866	(2,247)

Total principal transactions	23,965	27,512	26,330	32,319	22,058
Agency commissions	50,178	35,672	27,084	21,084	14,988

Total Institutional Brokerage	$74,143	$63,184	$53,414	$53,403	$37,046

Principal and agency, excluding trading gains and losses	$73,995	$62,247	$51,394	$46,537	$39,293
Trading gains and losses, net	148	937	2,020	6,866	(2,247)

Total Institutional Brokerage	$74,143	$63,184	$53,414	$53,403	$37,046

Asset Management Group

Our asset management activities consist of managing and investing in a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts.

During 2003, asset management revenue increased 11.1% over 2002, despite the elimination of fees and investment income from FBR Asset following the merger.

Our total net assets under management, excluding FBR Asset, increased 34% from $1.5 billion at December 31, 2002 to $2.1 billion at December 31, 2003, due primarily to the growth in equity mutual fund assets under management during 2003 (dollars in millions):

Assets Under Management

	December 31, 2003
	Productive Capital (1)	Gross (2)	Net (3)
Managed accounts	$60.6	$60.7	$60.7
Hedge and offshore funds	277.2	330.2	277.2
Mutual funds
Equity	1,210.2	1,221.3	1,210.1
Fixed Income and money market	432.4	433.2	432.4
Private equity funds	91.9	42.9	37.5
Technology sector funds	55.3	50.3	43.3

Total	$2,127.6	$2,138.6	$2,061.2

	December 31, 2002
	Productive Capital (1)	Gross (2)	Net (3)
Managed accounts (excluding FBR Asset)	$1,172.0	$1,172.0	$118.9
Hedge and offshore funds	162.4	247.0	162.4
Mutual funds
Equity	587.6	590.8	587.6
Fixed Income and money market	585.7	597.7	585.7
Private equity funds	91.2	34.7	30.9
Technology sector funds	249.0	63.8	48.2

Total	$2,847.9	$2,706.0	$1,533.7

Notes

(1)	Productive capital assets under management represent the amount of actual or committed capital that determines the respective investment vehicles’ base management fees payable to us. The productive capital base for each vehicle is determined by the terms of its specific agreement (which is generally a partnership, operating or management agreement). For technology sector funds and certain private equity funds the productive capital represents primarily committed capital, in some mature technology sector funds productive capital is based on actual assets.
(2)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds including leverage.
(3)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

We generate fees from our asset management activities in two ways. First, we receive management fees for the management of investment vehicles’ or accounts, including hedge, private equity and venture capital funds, mutual funds, and separate accounts, based upon the amount of capital committed or under management. Additionally, during 2001 we began earning mutual fund administrative servicing fees from mutual funds for which we provide certain administrative services. These fees are earned primarily on mutual funds we manage. This revenue is recorded in base management fees in our statements of operations.

Second, based on the performance of certain investment vehicles we receive incentive income based upon their operating results. Incentive income from investment partnerships represents special allocations, generally 20%, of realized and unrealized gains over a hurdle or target return, to our capital accounts as managing partner of the partnerships. This special allocation is sometimes referred to as “carried interest” and is recorded in incentive allocations and fees in our statements of operations. Technology sector funds incentive allocations are reported in technology sector net investment and incentive income (loss) in our statements of operations.

In addition to fee revenue, we receive investment returns from investments as principal in several of the funds we manage.

Base management fees are earned on our productive capital assets under management and are determined based on a percentage of actual or committed capital, excluding, in some cases, our own investment and certain other affiliated capital. The percentages used to determine our base fee vary from vehicle to vehicle (from 0.40% for an equity mutual fund to 2.5% for two of our venture capital funds). We earn base management fees from our managed vehicles monthly or quarterly, and generally receive base management fees quarterly or semi-annually. We recorded $24.8 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2003, of which $2.8 million related to FBR Asset during the period prior to the merger. During 2003, the base management fees, excluding FBR Asset, on our managed assets as a percentage of ending productive capital assets under management increased from 0.71% to 1.02%. The base management fees on our managed assets as a percentage of net assets under management decreased from 1.32% to 1.07%. Our annualized effective fee during the fourth quarter of 2003 on the December 31, 2003 productive capital assets under management was 1.13, and on net assets under management was 1.19%.

In addition to base management fees, we recorded $14.2 million of non-technology sector incentive allocations and fees of which $5.6 million related to FBR Asset during the period prior to the merger for the year ended December 31, 2003.

During 2003, we recorded net investment income in our asset management business (excluding technology sector investment losses of $1.3 million) of $22.5 million. Excluding technology sector investment losses and related investments, during 2002 net investment income totaled $16.3 million. Under the equity method of accounting, we record allocations for our proportionate share of the earnings or losses of the hedge, private equity and venture funds and other partnerships that we manage. Income or loss allocations are recorded in net investment income (loss) in our statements of operations. The portion of technology sector funds income and losses is reported in technology sector net investment and incentive income (loss) in our statements of operations.

The incentive allocations and gains/(losses) in our managed investment partnerships are determined, in part, by the value of securities held by those partnerships. To the extent that these partnerships hold securities of public companies that are restricted as to resale due to contractual lock-ups, regulatory requirements including Rule 144 holding periods, or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. These discounts are sometimes referred to as haircuts. As the restriction period runs, the amount of the discount is generally reduced. We review these valuations and discounts quarterly.

Principal Investments

Our principal investing activity (other than investments in our asset management business) consists primarily of mortgage-backed securities and merchant banking investments.

Mortgage-Backed Securities

At December 31, 2003, we owned mortgage-backed securities guaranteed as to principal and interest by Fannie Mae, Freddie Mac, or Ginnie Mae that had a market value of $10.6 billion, and had borrowed $5.1 billion through repurchase agreements and $4.4 billion though commercial paper to finance our investment in those securities. Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment that consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the mortgage backed securities. Our mortgage-backed securities (excluding principal receivable) at December 31, 2003, are summarized below (dollars in thousands):

Mortgage-Backed Securities

Descriptive Title(1)	Face Amount	Market Value	Nominal Yield(2)	Weighted Average Life (years)	Expected Effective Duration	Relevant Prepayment Assumptions(3)
HYBRID ARMS	$10,291,203	$10,458,285	4.00%	2.02	0.94	18.3 CPR

Notes

(1)	All of the mortgage-backed securities are backed by pools of adjustable rate mortgages and are principal and interest paying instruments.
(2)	The nominal yield is the internal rate of return of the security based on the given market price. It is the simple discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. For a mortgage product, it represents the yield for a given yield curve environment based on prepayments for that environment.
(3)	Constant Prepayment Rate (CPR). Annualized equivalents of single monthly mortality (SMM). CPR attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. CPR is measured on 1 month, 3 month, 6 month, 12 month, or since issue basis. We currently use one month CPR in calculating our monthly premium/discount amortization. The amount specified represents the one month CPR as of December 2003. During 2003, the average one month CPR was 34.8.

As the table shows, the average nominal yield (as defined in footnote 2 to the table above) on the mortgage-backed securities portfolio at December 31, 2003, was 4.00%. The yield is based on the anticipated life of the securities. The actual life of the mortgage-backed securities is reduced if the mortgage loans underlying the securities are prepaid faster than anticipated at the time the securities were acquired.

Our mortgage-backed securities (excluding principal receivable) at December 31, 2003, are further summarized below (dollars in thousands):

Mortgage-Backed Securities by Agency

Agency	Face Amount	Market Value
Fannie Mae	$6,095,383	$6,189,457
Freddie Mac	3,373,276	3,437,074
Ginnie Mae	822,544	831,754

Merchant Banking and Other Long-Term Investments

As of December 31, 2003, our long-term investments totaled $379.0 million, an increase of 152% from $150.4 million at December 31, 2002. This increase is primarily the result of the merger with FBR Asset, principal investments made during the year, and appreciation in equities both acquired in the merger and subsequently during 2003.

The following table provides additional detail regarding our merchant banking and long-term investments (dollars in thousands).

Merchant Banking and Other Long-Term Investments

	December 31, 2003
Merchant Banking Investments	Shares	Cost Basis	Fair Value
Accredited Home Lenders Holding Company (1), (2)	510,697	$4,080	$15,627
American Financial Realty Trust	3,763,441	39,554	64,167
AmeriCredit Corp.	3,200,000	10,560	50,976
Cmet (1), (2)	50,000	4,650	4,650
Fieldstone (1), (2)	3,584,229	50,000	50,000
Franklin Bank Corporation (1)	600,000	6,000	11,400
MCG Capital Corporation	625,000	6,100	12,244
Oxford Finance Corporation (2)	500,000	3,750	3,750
Quanta Capital Holdings (1), (2)	2,668,172	25,000	25,000
Saxon Capital, Inc.	1,000,000	12,930	20,950
Private debt investments		7,500	7,500
Other		3,382	3,186

		$173,506	$269,450
Investment partnership interests accounted for under the equity method			67,756
Investment partnership interests accounted for under the cost method			2,076
Investment Banking investment securities			26,601
Cost method investments			13,119

Total long-term investments			$379,002

Notes

(1)	As of December 31, 2003, we are restricted from selling our shares based on the terms of our purchase.
(2)	As of December 31, 2003, these shares are not registered for public trading.

Results of Operations

Revenues

Our revenues consist primarily of underwriting revenue, corporate finance fees and investment gains in investment banking; agency commissions and principal transactions in institutional brokerage; base management fees, incentive allocations and fees, net investment income and technology sector net investment income and incentive income in asset management; and interest income on MBS, dividend income and realized gains from merchant banking investments.

Revenue from underwriting and corporate finance transactions is substantially dependent on the market for public and private offerings of equity and debt securities in the sectors within which we focus our efforts. Agency commissions are dependent on the level of trading volume and penetration of our institutional client base by research, sales and trading. Principal brokerage transactions are dependent on these same factors and on NASDAQ trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the productive capital on which our base management fees are calculated, the amount and performance of capital on which we have the potential to generate incentive income, and the amount of our own long-term investments in asset management funds and the performance of those investments. Our asset management vehicles are subject to market risk caused by illiquidity and volatility in the markets in which they would seek to sell financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and in net gains and losses, may fluctuate as a result. Accordingly, our revenues in these areas have fluctuated, and are likely to continue to fluctuate, based on these factors.

Investment Banking

Underwriting revenue consists of underwriting discounts, selling concessions, management fees and reimbursed expenses associated with underwriting activities. We act in varying capacities in our underwriting activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group.

Corporate finance revenues consist of institutional private placement, M&A, restructuring mutual-to-stock conversion and other corporate finance advisory fees and reimbursed expenses associated with such activities. Corporate finance fees have fluctuated, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

Investment banking investment gains consist of realized and unrealized gains and losses on investment banking investment securities. In connection with certain capital raising transactions, we have received and hold warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. Similarly, we may receive and hold shares of the issuing companies. For restricted warrants and shares, including private company warrants and shares, we carry the securities at fair value based on internal valuation models and estimates made by management. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. We value warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model.

Institutional Brokerage

Principal transactions consist of a portion of dealer spreads attributed to the securities trading activities of FBR & Co. as principal in NASDAQ-listed and other securities, and are primarily derived from FBR & Co.’s activities as a market-maker. Trading gains and losses are combined and reported on a net basis as part of principal transactions. Gains and losses result primarily from market price fluctuations that occur while holding positions in FBR & Co.’s trading security inventory.

Agency commissions consist of revenue resulting from executing stock exchange-listed securities and other transactions as agent.

Asset Management

We receive asset management revenue in our capacity as the investment manager to advisory clients, including our mutual funds, as general partner of several hedge, private equity and venture capital investment partnerships and as administrator to mutual funds. Management fees and incentive income on investment partnerships have been earned from entities that have invested primarily in the securities of companies engaged in the financial services, real estate and technology sectors. Incentive income is likely to fluctuate with the performance of securities in these sectors.

Asset management investment income and losses are combined and reported on a net basis. Income and losses primarily represent our proportionate share of income or loss related to investments in proprietary investment partnerships.

Principal Investing

Principal investing interest income relates primarily to our portfolio of mortgage-backed securities. Principal investing dividends relate to our portfolio of merchant banking investments and realized gains relate to mortgage-backed securities and merchant banking investments. As of December 31, 2003, we had $96.0 million of unrealized gains related to merchant banking equity investments accounted for as available-for-sale, recorded in accumulated other comprehensive income. Upon the sale of these securities or in the event a decline in value below our cost basis is deemed other than temporary, the resulting difference between the cost and fair value will be recorded as a realized gain or loss in our statement of operations.

Other Revenue

Other revenue primarily includes interest and dividends on non-MBS or merchant banking investments and fees earned by our online broker-dealer.

Expenses

Compensation and benefits expense includes base salaries as well as incentive compensation paid to sales, trading, research, asset management, and investment banking professionals and to executive management. Incentive compensation varies primarily based on revenue production and net income. Salaries, payroll taxes and employee benefits are relatively fixed in nature. During 2003, certain of our executive officers were eligible for bonuses under the Key Employee Incentive Plan (the Key Employee Plan). During 2003, we recorded $21.5 million with respect to executive officer compensation.

Interest expense subsequent to the merger with FBR Asset includes the costs of our repurchase agreement and commercial paper borrowings as well as trust preferred long-term debt securities we have issued. Previously, interest expense included the cost of capital for equipment and acquisition notes, subordinated credit lines, and bank deposits and other financing.

Business development and professional services expenses include travel and entertainment, expenses related to investment banking transactions, costs of conferences, advertising, legal and consulting fees, recruiting fees and asset management sub-advisory fees. Many of these expenses, such as investment banking expenses and sub-advisory fees, are to a large extent variable with revenue.

Clearing and brokerage fees include trade processing expense that we pay to our clearing brokers, and execution fees that we pay to floor brokers and electronic communication networks. These expenses are almost entirely variable with revenue.

Occupancy and equipment includes rental costs for our facilities, depreciation and amortization of equipment, software and leasehold improvements and expenses. These expenses are largely fixed in nature.

Communications expenses include voice, data and Internet service fees, and data processing costs. While variable in nature, these do not tend to vary with revenue.

Other operating expenses include amortization of acquired management contracts, professional liability and property insurance, printing and copying, business licenses and taxes, offices supplies, charitable contributions and other miscellaneous office expenses.

The following table sets forth financial data as a percentage of net revenues for the years presented:

Financial Data as a Percentage of Net Revenue

	Year Ended December 31,
	2003	2002	2001	2000	1999
Revenues:
Investment banking:
Underwriting	21.0%	28.8%	30.0%	11.8%	16.4%
Corporate finance	25.7%	22.0%	17.9%	17.5%	16.4%
Investment gains	3.1%	3.3%	4.2%	0.8%	2.8%

	49.8%	54.1%	52.1%	30.1%	35.6%

Institutional brokerage:
Principal transactions	4.3%	10.3%	16.5%	18.0%	16.0%
Agency commissions	9.0%	13.4%	17.0%	11.8%	10.9%

	13.3%	23.7%	33.5%	29.8%	26.9%

Asset management:
Base management fees	4.4%	10.9%	12.4%	5.4%	6.8%
Incentive allocations and fees	2.5%	5.4%	2.3%	0.9%	1.1%
Net investment income (loss)	4.0%	6.1%	6.0%	6.0%	(3.8)%
Technology sector net investment and incentive income (loss)	(0.3)%	(2.1)%	(11.3)%	23.2%	26.4%

	10.6%	20.3%	9.4%	35.5%	30.6%

Principal investment:
Interest	30.1%	0.0%	0.0%	0.0%	0.0%
Realized gains	5.8%	0.0%	0.0%	0.0%	0.0%
Dividends	0.9%	0.0%	0.0%	0.0%	0.0%

	36.8%	0.0%	0.0%	0.0%	0.0%

Other	1.8%	2.7%	5.9%	5.4%	7.8%

Total revenues	112.3%	100.8%	100.9%	100.8%	100.9%

Interest expense	12.3%	0.8%	0.9%	0.8%	0.9%

Revenues, net of interest expense	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses:
Compensation and benefits	40.5%	55.3%	67.7%	61.2%	71.5%
Business development and professional services	7.7%	11.5%	18.1%	10.7%	17.1%
Clearing and brokerage fees	1.2%	2.0%	4.4%	3.5%	3.4%
Occupancy and equipment	1.7%	3.3%	6.8%	5.3%	4.8%
Communications	1.9%	3.1%	3.7%	2.8%	3.1%
Other operating expenses	3.0%	4.0%	5.9%	4.0%	5.0%
Restructuring and software impairment charges	0.0%	0.0%	3.2%	0.0%	0.0%

Total expenses	56.0%	79.2%	109.8%	87.5%	104.9%

Income (loss) before income taxes	44.0%	20.8%	(9.8)%	12.4%	(5.1)%

We seek to manage our cost structure by maintaining low fixed costs, with much of our expense base varying directly with revenues. We estimate that costs that do not tend to vary with revenue (and may therefore be considered fixed in the very short term) as a percentage of gross revenues, decreased from 33% of net revenue in 2002 to 19% of net revenue in 2003 in part due to the low fixed costs associated with the new principal investing that we assumed at the time of the merger as well as continued fixed cost containment in 2003, partially offset by an increase in business development costs during 2003. For these purposes, we consider our fixed costs to include all expenses except for restructuring and software impairment charges, variable compensation, investment banking transaction expenses, asset management sub-advisory fees, clearing and brokerage fees, and interest expense.

Comparison of the Years Ended December 31, 2003 and 2002

Our merger with FBR Asset was completed on March 31, 2003. Accordingly, the 2003 results include nine months effects of the merger, and therefore with respect to principal investment activities, the 2003 results are not comparable to 2002 results. Net income increased from $53.3 million in 2002 to $201.4 million in 2003. This increase is primarily due to increased revenues, including realized gains in 2003 as compared to 2002 in our principal investment segment, and increased revenues in our capital markets segment. Our 2003 net income also reflects $44.6 million of income tax expenses as compared to $3.6 million of income tax expense recorded in 2002.

Our gross revenues increased 134.3% from $268.2 million in 2002 to $628.5 million in 2003 due primarily to revenues associated with our principal investment activities following the completion of our merger with FBR Asset and increases in revenues from investment banking and institutional brokerage activities. Within capital markets our investment banking revenue increased $134.7 million, or 93.6%, and institutional brokerage revenue increased $11.0 million, or 17.3%, in 2003 as compared to 2002.

Underwriting revenue increased 53% from $76.6 million in 2002 to $117.3 million in 2003. The increase is attributable to more lead-managed transactions resulting in higher fees per transaction. During 2003, we managed 40 public offerings, of which we lead-managed 26, raising $5.9 billion and generating $117.3 million in revenues. During 2002, we managed 35 public offerings, of which we lead-managed 20, raising $3.7 billion and generating $76.6 million in revenues. These 2002 revenues included $10.9 million in underwriting fees in connection with three follow-on offerings for FBR Asset that we lead-managed. The average size of underwritten transactions for which we were a lead or co-manager increased from $105.7 million in 2002 to $147.5 million in 2003.

Corporate finance revenue increased 146% from $58.6 million in 2002 to $144.1 million in 2003 due primarily to larger fees on institutional private placements completed. In 2002, we completed eight private placements generating $38.9 million in revenues, net of $3.6 million in revenues paid to FBR Asset pursuant to the strategic agreement with FBR & Co., compared to nine completed transactions in 2003 generating $129.3 million in revenues. M&A and advisory fee revenue decreased from $19.7 million in 2002 to $14.8 million in 2003. We completed fourteen M&A transactions in 2002 compared to eight in 2003. The average size of private placements, including 144A institutional equity placements, increased from $85.6 million in 2002 to $279.7 million in 2003.

During 2003, we recorded investment banking gains of $17.2 million as compared to $8.7 million in 2002; of the 2003 amount, $8.7 million related to gains on restricted shares, $8.1 million related to gains on warrants, and $0.4 million related to gains on other investments, each received in connection with capital raising activities. As of December 31, 2003, $0.7 million of this gain had been realized.

Institutional brokerage revenue from principal transactions decreased 12.9% from $27.5 million in 2002 to $23.9 million in 2003 due to the shift of revenue mix from principal to agency and lower trading gains. We recorded trading gains of $0.1 million in 2003 compared to $0.9 million in 2002. Institutional brokerage agency commissions increased 41% from $35.7 million in 2002 to $50.2 million in 2003 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees decreased 14.4% from $29.0 million in 2002 to $24.8 million in 2003 primarily due to the elimination of fees earned from FBR Asset subsequent to the merger, offset by an increase in fees earned from our other managed vehicles. Asset management incentive allocations and fees decreased 0.4% from $14.3 million in 2002 to $14.2 million in 2003 primarily due to the elimination of incentive fees from FBR Asset subsequent to the merger, offset by an increase of incentive allocations from investment partnerships.

Asset management net investment income increased 38.1% from $16.3 million in 2002 to $22.5 million in 2003 due primarily to increased returns from investment partnerships, offset by the elimination of return from FBR Asset following the merger. Net investment income in 2003 includes: $2.9 million of net investment income generated from our investment in FBR Asset before the merger, $16.8 million of net investment income from investments in proprietary investment partnerships and $2.8 million of net investment income from other investments. Net investment income in 2002 includes: $20.9 million of net investment income from our investment in FBR Asset offset by $(3.4) million of net investment loss from investments in proprietary investment partnerships, $(0.9) million of other than temporary unrealized depreciation related to our available-for-sale securities and $(0.3) million of other miscellaneous net investment loss.

Asset management technology sector net investment and incentive loss decreased 71.7% from ($5.6) million in 2002 to ($1.6) million in 2003. Technology sector net investment and incentive loss in 2003 was primarily from investments in venture capital partnerships and other managed vehicles, of which ($1.4) million was associated with TVP I and TVP II, and, to a lesser extent, from a third party fund that was invested primarily in public securities. Technology sector net investment and incentive loss in 2002 was distributed across the investments in venture capital proprietary investment partnerships and other managed vehicles.

Regarding our principal investment activities, gross interest income from MBS totaled $168.4 million in 2003. As of December 31, 2003, we had investments in 319 mortgage-backed securities that had a fair value of $10.6 billion. Based on the timing of our merger with FBR Asset at the end of the first quarter 2003, substantially all of our interest income from MBS was recorded in the second through fourth quarters of 2003. For 2003, the weighted average annual yield on our mortgage-backed securities was 3.01%. In addition, we realized $32.3 million in gains during 2003, including $24.5 million relating to equity investments and $7.8 million relating to MBS. We also recorded $5.1 million in dividend income from our merchant banking equity investment portfolio for 2003.

Net unrealized gains related to principal investments that are included in accumulated other comprehensive income in our balance sheet totaled $60.5 million as of December 31, 2003. This amount includes $96.0 million of unrealized gains relating to merchant banking marketable equity securities, offset primarily by unrealized losses in mortgage-backed securities. If and when we liquidate these securities or determine that a decline in value of these investments below our cost basis is other than temporary, a portion or all of the gains or losses will be recognized as investment income (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we evaluate our mortgage-backed securities, long-term investments in marketable equity securities and other investments for other than temporary impairment. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Other revenues increased from $7.3 million in 2002 to $10.2 million in 2003. Other revenues in 2003 consist primarily of interest and dividend income unrelated to principal investing of $6.6 million and 12b-1 fees of $1.7 million, and the gain on the sale of FBR Bank’s land and building of $0.9 million.

Interest expense increased from $2.1 million in 2002 to $69.0 million in 2003 reflecting the effects of the funding requirements of our principal investing activities assumed at the time of the merger with FBR Asset. During 2003, we had weighted average repurchase agreement borrowings of $4.2 billion. During the period September 2003 (first issuance of commercial paper) to December 31, 2003, the weighted average commercial paper borrowings were $3.7 billion. The weighted average borrowing rate on repurchase agreement and commercial paper borrowings for the year, both including and without the effects of outstanding interest rate swaps, was 1.19%. The net effect of our interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to increase expense by $0.3 million for 2003. As of December 31, 2003, the weighted-average term to maturity of our repurchase agreement and commercial paper borrowings were 25.6 days and 37.3 days, respectively. Including the effect of our interest rate swaps, the weighted average time to repricing of the repurchase agreement and commercial paper borrowings was 152 days as of December 31, 2003.

Total non-interest expenses increased 48.8% from $210.7 million in 2002 to $313.5 million in 2003 due primarily to increases in variable compensation, business development and professional services and clearing and brokerage fees, all consistent with increased revenue in 2003.

Compensation and benefits expense increased 53.9% from $147.1 million in 2002 to $226.4 million in 2003. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 55.3% in 2002 to 40.5% in 2003 due to the effects of the merger with FBR Asset and the increased revenues from principal investing activities.

Business development and professional services expense increased 40.7% from $30.6 million in 2002 to $43.0 million in 2003. Of these 2003 costs $15.9 million related to business development and $27.1 million related to investment banking transaction related expenses, including travel and professional services, and corporate professional services costs. In 2002, the comparable breakdown was $8.3 million and $22.3 million, respectively. This increase is due to increased marketing costs incurred in 2003, for example costs associated with our sponsorship of the PGA Tour’s FBR Capital Open in June 2003, and costs associated with hosting a new technology investors conference, that are not comparable to 2002. In addition, travel and professional services costs related to investment banking increased in 2003 due to increased investment banking activity, and corporate professional services costs increased in 2003 due to new regulatory requirements, including NASD Rule 2711, “Research Analysts and Research Reports,” and the Sarbanes-Oxley Act of 2002. These new costs and cost increases were offset to some degree by a decrease in sub-advisory fees relating to our asset management activities.

Clearing and brokerage fees increased 31.0% from $5.4 million in 2002 to $7.0 million in 2003. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 8.5% in 2002 to 9.5% in 2003. This percentage increase is attributable to new clearing and execution arrangements finalized during the first quarter of 2002, the terms of which resulted in lower transaction and execution costs during the first quarter of 2002 that are not comparable to costs during the full year 2003.

Occupancy and equipment expense increased 8.5% from $8.8 million in 2002 to $9.6 million in 2003. The increase is attributable primarily to opening a new office in the fourth quarter of 2002 offset in part by cost containment.

Communications expense increased 29.2% from $8.2 million in 2002 to $10.6 million primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 58.8% from $10.7 million in 2002 to $16.9 million in 2003 primarily due to significantly increased D&O and E&O insurance premiums due to market conditions as well as additional coverage obtained subsequent to our merger with FBR Asset. The total increases in premiums year over year are $2.8 million. In addition, other operating expenses in 2003 reflect an increase in 12b-1 and fund distribution fees of $0.6 million related to increased mutual fund assets under management, and an increase in directors’ fees of $0.6 million, largely attributable to the merger, increases in registration fees of $0.4 million, bank charges of $0.7 million, charitable contributions of $0.2 million, and miscellaneous office operations expenses of $0.9 million.

The total income tax provision increased from $3.6 million in 2002 to $44.6 million in 2003 due to increased taxable income in 2003 as compared to 2002. Our tax provision for 2003 relates to income generated by our taxable REIT subsidiaries and to income during the period prior to the effective date of the merger with FBR Asset and our REIT election. Our effective tax rate relating to this income for 2003 was 38%. The tax provision for 2002 reflects the impact of a net operating loss (NOL) carryforward. Based on our operating results through the third quarter of 2002 in which our earnings exceeded our NOL carryforward, and estimates for full year earnings for 2002, we began providing for income taxes in the third quarter of 2002. Our effective tax rate for 2002 was 5.5%.

Extraordinary gain in 2002 relates to the exercise by us of 415,805 warrants of FBR Asset. As a result of this transaction, our purchase price was below our interest in the net assets acquired creating negative goodwill that, in accordance with SFAS 142, we recorded as an extraordinary gain of $1.4 million. There was no comparable activity in 2003.

Comparison of the Years Ended December 31, 2002 and 2001

Net income (loss) increased from $(12.7) million in 2001 to $53.3 million in 2002. This increase is primarily due to increased revenues in 2002 as compared to 2001 and cost containment.

Our gross revenues increased 67% from $160.8 million in 2001 to $268.2 million in 2002 primarily due to an increase in investment banking revenue of $60.7 million and an increase in asset management revenue (including the effect of technology sector net investment and incentive loss) of $39.1 and, to a lesser extent, an increase in revenue from institutional brokerage of $9.8 million.

Underwriting revenue increased 60% from $47.9 million in 2001 to $76.6 million in 2002. The increase is attributable to more lead-managed transactions resulting in higher fees per transaction. During 2002, we managed 35 public offerings, of which we lead-managed 20, raising $3.7 billion and generating $76.6 million in revenues, net of $2.8 million in revenues paid to FBR Asset pursuant to the strategic agreement with FBR & Co. These revenues included $10.9 million in underwriting fees in connection with three follow on offerings for FBR Asset that we lead-managed. During 2001, we managed 25 public offerings, of which we lead-managed 16, raising $1.9 billion and generating $47.9 million in revenues. These revenues included $4.4 million in underwriting fees in connection with a follow on offering for FBR Asset that we lead-managed. The average size of underwritten transactions for which we were a lead or co-manager increased from $76.0 million in 2001 to $105.7 million in 2002.

Corporate finance revenue increased 105% from $28.5 million in 2001 to $58.6 million in 2002 due primarily to an increase in the number of institutional private placement and M&A transactions completed. In 2001, we completed four institutional private placements generating $18.7 million in revenues, net of $2.9 million in revenues paid to FBR Asset pursuant to the strategic agreement with FBR & Co., compared to eight completed transactions in 2002 generating $38.9 million in revenues, net of $3.6 million in revenues paid to FBR Asset pursuant to the strategic agreement with FBR & Co. M&A and advisory fee revenue increased from $9.8 million in 2001 to $19.7 million in 2002. We completed eight M&A transactions in 2001 compared to fourteen in 2002.

During 2002, we recorded investment banking gains of $8.7 million as compared to $6.8 million in 2001; of the 2002 amount, $5.6 million related to gains on restricted shares and $2.5 million related to gains on warrants, each received in connection with capital raising activities. By December 31, 2002, $0.5 million of the warrant gain had been realized.

Institutional brokerage revenue from principal transactions increased 4% from $26.3 million in 2001 to $27.5 million. We recorded trading gains of $0.9 million in 2002 compared to $2.2 million in 2001.

Institutional brokerage agency commissions increased 32% from $27.1 million in 2001 to $35.7 million in 2002 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees increased 47% from $19.7 million in 2001 to $29.0 million in 2002 primarily due to an increase of $6.8 million in fees from FBR Asset and an increase of $2.3 million in fees from our mutual funds.

Asset management incentive allocations and fees increased 293% from $3.6 million in 2001 to $14.3 million in 2002, primarily due to FBR Asset. During 2002, we earned incentive fees from FBR Asset of $13.8 million compared to $1.7 million in 2001.

Asset management net investment income increased 71% from $9.5 million in 2001 to $16.3 million in 2002. Net investment income in 2002 includes: $20.9 million of net investment income from our investment in FBR Asset offset by $(3.4) million of net investment loss from investments in partnerships, $(0.9) million of other than temporary unrealized depreciation related to our available-for-sale securities and $(0.3) million of other miscellaneous net investment loss. Net investment income in 2001 includes: $4.3 million of net investment income from our investment in FBR Asset (net of $1.1 million of investment loss, representing dilution associated with FBR Asset’s secondary offering in August 2001), $4.9 million of net investment income from investments in partnerships, and $1.7 million of net investment income from our private debt investments offset by $(1.0) million of other than temporary unrealized depreciation related to an available-for-sale security and $(0.4) million of other miscellaneous net investment loss.

Asset management technology sector net investment and incentive loss decreased 69% from $(18.1) million in 2001 to $(5.6) million in 2002. Technology sector net investment and incentive loss in 2002 was comprised entirely of net investment and incentive loss from investments in venture capital partnerships. Technology sector net investment and incentive income in 2001 included $(14.8) million of net investment and incentive income from investments in venture capital partnerships, of which $(13.6) million was associated with TVP I and TVP II, $(2.3) million of net investment loss from direct technology sector investments and $(0.9) million of other than temporary unrealized depreciation related to technology sector available-for-sale securities.

Unrealized gains related to asset management investments that are included in accumulated other comprehensive income in our balance sheet totaled $4.3 million as of December 31, 2002.

Other revenues (net of interest expense) decreased 38% from $8.3 million in 2001 to $5.2 million in 2002. Interest, dividend and other revenues decreased $2.1 million primarily due to a decrease in earnings on invested cash primarily as a result of a decline in interest rates. Interest expense increased $1.0 million as a result of our increased short-term loans as well as a full year’s interest accretion in 2002 associated with our long-term collateralized loan of $5.3 million associated with our acquisition of MMA/ Rushmore in 2001.

Total non-interest expenses increased 20% from $175.3 million in 2001 to $210.7 in 2002. This increase is due primarily to an increase in variable compensation expense associated with increased revenue.

Compensation and benefits expense increased 36% from $108.1 million in 2001 to $147.1 million in 2002 due to an increase of $28.5 million in variable compensation primarily associated with investment banking and institutional brokerage and, to a lesser extent, an increase of $13.6 million in executive officer compensation as a result of profitability and the provisions of the 2002 executive officer plan which is calculated as up to twenty percent of pre-tax profits, offset by a decrease in fixed compensation of $2.9 million. As a percentage of net revenues, compensation and benefits expense decreased from 68% in 2001 to 55% in 2002.

Business development and professional services increased 6% from $28.9 million in 2001 to $30.6 million in 2002 primarily due to an increase in travel, legal and other expenses associated with the increase in investment banking activity. Business development and professional services expenses associated with investment banking increased $3.4 million from $8.6 million in 2001 to $12.0 million in 2002. As a percentage of corresponding investment banking revenues, these expenses decreased from 11.3% of corresponding revenue in 2001 and 8.9% of corresponding revenue in 2002.

Clearing and brokerage fees decreased 24% from $7.1 million in 2001 to $5.4 million in 2002. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 13% in 2001 to 8% in 2002. This percentage decrease is attributable to new clearing and execution arrangements finalized in 2002.

Occupancy and equipment expense decreased 19% from $10.9 million in 2001 to $8.8 million in 2002 due primarily to a decrease in depreciation and amortization expense of $1.8 million in 2002 compared to 2001. The decline in depreciation and amortization expense is primarily a result of the $2.7 million accelerated write-off during the third quarter of 2001 of capitalized software costs of our online broker-dealer operation (fbr.com) due to our determination that such capitalized costs were impaired.

Communications expense increased 40% from $5.8 million in 2001 to $8.2 million in 2002 primarily due to the opening of new offices, higher levels of business and system upgrades relating to trust and custody services.

Other operating expenses increased 13% from $9.4 million in 2001 to $10.7 million in 2002 primarily due to the opening of new offices as well as our acquisition of MMA/ Rushmore in April 2001. During 2002, we recorded $1.3 million in amortization expense associated with the MMA acquired management contracts compared to $1.0 million in 2001.

The tax provision for 2002 reflects the impact of a NOL carryforward. As of December 31, 2001, we had a NOL carryforward to offset future taxable income. As of that date, we had provided a full valuation allowance against our NOL and other deferred tax assets based upon our ongoing assessment of realizability. Based on our year-to-date operating results during the first nine months of 2002 in which earnings were in excess of the NOL carryforward, and based on available evidence and estimates of full year earnings for 2002, we began providing for income taxes and recorded an income tax provision of $2.34 million (net of the reversal of deferred tax asset valuation allowance) relating to net income before extraordinary gain for the three months ended September 30, 2002. Previously during 2002, based on the NOL, operating results and estimates relative to future results, no provision for income taxes was recorded. Additionally, we recorded an income tax provision of $.54 million related to the extraordinary gain recorded in the first quarter which was a change in estimate based on current and estimated earning the year ended December 31, 2002. Our effective tax rate for 2002 was 5.5%.

Restructuring and software impairment charges of $5.2 million recorded in 2001 relate to the $2.7 million accelerated write-off of capitalized fbr.com software costs, and the $2.4 million of restructuring costs recorded in the fourth quarter of 2001 related to cost containment measures announced in October, 2001, associated with personnel reductions and facility consolidation. Substantially all of the $2.4 million restructuring costs had been paid by December 31, 2002. There were no additional restructuring costs incurred in 2002.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer and banking subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of borrowings under repurchase agreements, principal and interest payments on mortgage-backed securities, dividends on equity securities, proceeds from sales of those securities, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under lines of credit, and future issuances of common stock, preferred stock, or debt.

Sources of Funding

We believe that our existing cash balances, cash flows from operations, and borrowing capacity under the Georgetown Funding, LLC (Georgetown Funding) commercial paper conduit (see discussion below) as well as borrowings under collateralized repurchase agreements are sufficient to meet our investment objectives and fund operating expenses. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that our marketable equity securities could be sold, in most circumstances, to provide cash.

In August 2003, we formed Georgetown Funding, a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program. Through our administration agreement, we maintain effective control over Georgetown Funding, and consolidate Georgetown Funding for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $5 billion of mortgage-backed securities.

At December 31, 2003, we had $5.1 billion outstanding under repurchase agreements with several financial institutions. In addition, through Georgetown Funding we had $4.4 billion of commercial paper outstanding at December 31, 2003. At December 31, 2003, our leverage ratio was 6.1 to 1. At December 31, 2003, the weighted average remaining time to repricing of our borrowings was 152 days, including the effect of outstanding interest rate swap agreements, and the remaining term to maturity of the borrowings was 31 days. The weighted average cost of funds on these outstanding borrowings at December 31, 2003 was 1.27%, including the effect of outstanding interest rate swap agreements, and 1.16% without the effect of interest rate swaps.

During 2003, we, through our taxable REIT holding company subsidiary FBR TRS Holdings, Inc., issued $50 million of trust preferred long term debt securities. The trust preferred long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 3.00%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. At December 31, 2003, we had $54.2 million of long-term debt representing trust preferred related long term debt and acquisition related debt.

We have used, and may continue to use, temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. At December 31, 2003, we had no outstanding short-term borrowings outstanding under our $40 million subordinated line-of-credit from an affiliate of FBR & Co.’s clearing broker that expires August 2004. Borrowings under this line are allowable for net capital purposes.

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of December 31, 2003, liquid assets consisted primarily of cash and cash equivalents of $92.7 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $10.6 billion in MBS, $379.0 million in long-term investments, $4.9 million in liquid marketable trading securities, and a receivable due from our clearing broker of $89.9 million at December 31, 2003.

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), and our investment in a long-term, mezzanine, debt instrument of a privately held company. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

Net unrealized gains and losses related to our merchant banking investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $96.0 million as of December 31, 2003. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Regulatory Capital

FBR & Co., FBRIS, and Pegasus, as U.S. broker-dealers, are registered with the Securities and Exchange Commission (SEC) and are members of the National Association of Securities Dealers, Inc. (NASD). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Securities and Futures Authority (SFA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and SFA, respectively. As of December 31, 2003, FBR & Co. was required to maintain minimum regulatory net capital of $9.4 million and had total regulatory net capital of $64.5 million, which was $55.1 million in excess of its requirement. As of December 31, 2003, FBRIS had net capital of $0.3 million, Pegasus had net capital of $0.4 million and FBRIL had net capital of $3.2 million, each in excess of their applicable required net capital. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

FBR Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements of FBR Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBR Bank’s assets, liabilities, and certain off-balance sheet items are calculated under regulatory accounting practices. FBR Bank’s capital levels and classification are also subject to qualitative judgments by the regulators with regard to components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2003, FBR Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003 the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR Bank’s well-capitalized status.

Share Repurchases

During 2001, we repurchased five million shares of Class B common stock from our former president and Co-CEO for $5.50 per share. The shares were converted to Class A common stock and sold to other of our employees at the same price. Upon settlement of the repurchase and sales transactions we received 20% ($1.10 per share) of the purchase price in cash from the employees, and received five-year, limited recourse promissory notes from the employees with interest accruing at 6.5% accreting to principal for the remaining purchase price. Each employee’s note is collateralized by all of the stock purchased by that employee under the plan.

For accounting purposes, the portion of the employee share purchase financed by us (80%) is considered a stock option, and deducted from shareholders’ equity. These shares are deducted from shares outstanding in computing book value and basic earnings per share. During the fourth quarter of 2003, $15.9 million of employee loans were sold to third party lending institutions. Accordingly, as of December 31, 2003 and 2002, there was $8.3 million and $22.7 million financed (including accrued interest) by us, respectively, and the 1,290,198 and 4,000,000 common shares, respectively, related to the financing, are reflected as a receivable in shareholders’ equity. As the employees repay the loans, or the loans are sold, shareholders’ equity and shares outstanding will increase. In addition, the interest earned on the employee loans was added to paid-in-capital and excluded from net income. During the year ended December 31, 2003, $4.4 million of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes and securing those receivables.

In April 2003, our Board of Directors authorized a new share repurchase program in which we may repurchase up to 14 million of shares of our Class A common stock from time to time. Under a previous share repurchase program, during the three months ended March 31, 2003, we repurchased 976,000 shares of our Class A common stock at a cost of $8.2 million. There were no other share repurchases during 2003.

Follow-On Offering

In October 2003, we completed a follow-on offering of 26,450,000 shares (including over-allotment option) of Class A common stock at a price of $17.00 per share. FBR & Co. was the sole book runner of the offering. The net proceeds from the offering, after deducting underwriting discounts and offering expenses were approximately $430 million. We used the net proceeds to invest in mortgage-backed securities, equity securities, and for other general corporate purposes.

Option Exercises

Approximately 4.3 million employee stock options were exercised during 2003 providing approximately $27.9 million in proceeds to us. As of December 31, 2003, there were 3.4 million options outstanding.

Dividends

During 2003, we declared dividends as specified in the following table

Declaration Date	Amount Per Share	Record Date	Payable/Paid Date
April 1, 2003	$0.34	April 15, 2003	April 30, 2003
June 12, 2003	0.34	July 1, 2003	July 31, 2003
September 10, 2003	0.34	September 30, 2003	October 31, 2003
December 11, 2003	0.34	December 31, 2003	January 30, 2004

	$1.36

Contractual Obligations

We have contractual obligations to make future payments in connection with short and long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Repurchase agreement borrowings	$5,095,676	$—	$—	$—	$—	$—	$5,095,676
Commercial paper borrowings	4,397,993						4,397,993
Long-term debt	970	970	970	970	970	49,339	54,189
Minimum rental and other contractual commitments (1)	9,505	8,978	6,082	3,118	1,702	2,960	32,345
Capital commitments (2)	—	—	—	—	—	—	—

Total Contractual Obligations	$9,504,144	$9,948	$7,052	$4,088	$2,672	$52,299	$9,580,203

Notes

(1)	Equipment and office rent expense for 2003, 2002 and 2001 were $5.2 million, $5.1 million and $5.0 million, respectively.
(2)	The table above excludes $7.2 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This commitment was $6.4 million at December 31, 2002. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called.

In addition, as of December 31, 2003, we had made commitments to purchase approximately $810 million of hybrid ARM securities.

Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of its investments in mortgage-backed securities and equity investments. Except for trading securities held by FBR & Co., none of these investments is held for trading purposes.

Interest Rate Risk

Leveraged MBS

We are subject to interest-rate risk as a result of our investments in mortgage-backed securities and our financing with repurchase agreements, all of which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to rising interest rates primarily through the use of interest rate swaps, specifically paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. The counterparties to our interest rate swap agreements at December 31, 2003 are U.S. financial institutions.

Our primary risk is related to changes in both short and long-term interest rates, which affect us in several ways. As interest rates increase, the market value of our mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of our swap position as the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities, and for paying fixed and receiving floating interest rate swaps.

We record our interest-rate swap agreements at fair value. The differential between amounts paid and received under the interest rate swap agreements is recorded as an adjustment to the interest expense incurred under the repurchase agreement and commercial paper borrowings. In addition, we record the ineffectiveness of our hedges, if any, in interest expense. In the event of early termination of an interest rate swap agreement, we receive or make a payment based on the fair value of the instrument, and the related deferred gain or loss recorded in other comprehensive income is amortized into income or expense over the original hedge period.

The table that follows shows the expected change in market value for our mortgage-backed securities and interest-rate swaps as of December 31, 2003, under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at December 31, 2003.” Actual results could differ significantly from these estimates. The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a third party’s proprietary model. This model forecasts prepayment speeds based, in part, on each security’s issuing agency (Ginnie Mae, Fannie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands).

	Value at December 31, 2003 (1)	Value of MBS and swaps at December 31, 2003 with 100 basis point increase in interest rates	Percent Change	Value of MBS and swaps at December 31, 2003 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$10,551,570	$10,441,740	(1.04)%	$10,640,360	0.84%
Other	782,043	782,043		782,043

Total Assets	$11,333,613	$11,223,783	(0.97)%	$11,422,403	0.78%

Liabilities
Interest-rate swaps (2)	$5,366	(24,691)	(560.14)%	$35,423	560.14%
Other	9,773,908	9,773,908		9,773,908

Total Liabilities	9,779,274	9,749,217	(0.31)%	9,809,331	0.31%

Shareholders’ Equity
Common stock	1,669	1,669		1,669
Paid-in-capital	1,443,228	1,443,228		1,443,228
Employee stock loan receivable	(8,277)	(8,277)		(8,277)
Deferred compensation	(2,203)	(2,203)		(2,203)
Accumulated other comprehensive income	60,505	(19,268)	(131.85)%	119,238	97.07%
Retained earnings	59,417	59,417		59,417

Total Shareholders’ Equity	1,554,339	1,474,566	(5.13)%	1,613,072	3.78%

Total Liabilities and Shareholders’ Equity	$11,333,613	$11,223,783	(0.97)%	$11,422,403	0.78%

Book Value per Share	$9.41	$8.93	(5.13)%	$9.77	3.78%

Notes

(1)	Includes accrued interest.
(2)	The carrying value of the interest rate swaps in our financial statements equals $(5,366). See Note 7 to the Consolidated Financial Statements. The fair values of the interest rate swaps are based on quoted market prices as of December 31, 2003.

As shown above, the mortgage-backed securities portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. This may effectively limit an investor’s upside potential in a market rally.

Other

The value of our direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, many of the companies are exposed to risks similar to those identified above as being applicable to our own investments in mortgage-backed securities. Additionally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which we invest has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of the companies in which we have invested.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to project exactly what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a hypothetical ten percent increase and ten percent decrease in the price of the equities held by us would have on the value of our total assets and our book value as of December 31, 2003 (dollars in thousands, except per share amounts).

	Value at December 31, 2003	Value of Equity at December 31, 2003 with 10% Increase in Price	Percent Change	Value at December 31, 2003 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$178,550	$196,405	10.00%	$160,695	(10.00)%
Equity method investments	67,756	74,532	10.00%	60,980	(10.00)%
Investment Banking Investments	26,601	29,261	10.00%	23,941	(10.00)%
Other long-term investments	106,094	106,094		106,094
Trading securities	4,932	5,425	10.00%	4,439	(10.00)%
Other	10,949,680	10,949,680		10,949,680

Total Assets	$11,333,613	$11,361,397	0.25%	$11,305,829	(0.25)%

Liabilities	$9,779,274	$9,779,274		$9,779,274

Shareholders’ Equity
Common stock	1,669	1,669		1,669
Paid-in-capital	1,443,228	1,443,228		1,443,228
Employee stock loan receivable	(8,277)	(8,277)		(8,277)
Deferred compensation	(2,203)	(2,203)		(2,203)
Accumulated comprehensive income	60,505	78,360	29.51%	42,650	(29.51)%
Retained earnings	59,417	69,346	16.71%	49,488	(16.71)%

Total Shareholders’ Equity	1,554,339	1,582,123	1.79%	1,526,555	(1.79)%

Total Liabilities and Shareholders’ Equity	$11,333,613	$11,361,397	0.25%	$11,305,829	(0.25)%

Book Value per Share	$9.41	$9.58	1.79%	$9.24	(1.79)%

Except to the extent that we sell our marketable equity investments or a decrease in market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect our earnings, however an increase or decrease in the value of equity method investments, investment banking investments, as well as trading securities will directly effect our earnings.

High Yield and Non-Investment Grade Debt and Preferred Securities

We underwrite, trade, invest in, and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities.

General Partner and Managing Member Interests

The hedge funds and other partnerships that we manage through subsidiaries as general partner or managing member had $65.4 million of liabilities as of December 31, 2004, primarily margin debt, not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. We believe our most critical policies that are both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates include 1) valuation of private and restricted public company investments, 2) recognition of incentive allocation revenue, 3) the effective interest rate method we use to recognize interest income on mortgage-backed securities, 4) accounting for taxes, including REIT compliance related matters and 5) impairment assessments we apply to our long term investments in marketable equity securities.

As of December 31, 2003 our pro rata share of non-public securities of partnerships that we manage (including unrealized gains and incentive allocations) and non-public direct investments was $97.5 million. During 2003 we recognized $8.3 million of incentive allocations from these partnerships. At December 31, 2003, there is no investment valuation allowance recorded on our balance sheet relative to these investments and with respect to our available-for-sale equity investment securities of $178.6 million and mortgage-backed securities of $10.6 billion, as of December 31, 2003, there were no other than temporary impairment charges recorded for the year ended December 31, 2003.

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

We receive incentive allocations based on the operating results of our managed partnerships. Incentive allocations represent a share of the gains in the partnerships, and are based on our partnership capital account, assuming the partnership were terminated on the balance sheet date. Incentive allocations may be based on unrealized and realized gains and losses, and could vary significantly in the future based upon the ultimate realization of the gains or losses. We may, therefore, reverse previously recognized incentive allocations in future periods. For the year ended December 31, 2003, we recorded $14.2 million of incentive allocations. As of December 31, 2003, $2.9 million of incentive allocations was potentially subject to reversal. (For further detail regarding investments, see Note 4 to the Consolidated Financial Statements.)

Interest income includes contractual interest payments adjusted for the amortization of premiums or discounts recorded upon purchase of mortgage-backed securities. Changes in anticipated yields result primarily from changes in actual and projected cash flows and estimated prepayments. Changes in the yield that result from changes in the anticipated cash flows and prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment. The mortgage-backed securities portfolio had $206 million of net premium at December 31, 2003. Generally, if future prepayment speeds occur faster than estimated the effective yield on the mortgage-backed portfolio should decrease, and conversely, if prepayment speeds occur slower than estimated, the effective yield should increase.

The parent company, FBR Group, has elected to be treated as a REIT under the Internal Revenue Code. As a REIT, FBR Group is not subject to Federal income tax at the parent company level to the extent that it distributes its taxable income to shareholders and complies with certain other requirements. Other requirements include distribution of at least 90% of the REIT’s taxable income, and meeting certain percentage requirements for assets and income that effectively serve to focus FBR Group’s investments into real estate, including mortgage-backed securities, and other portfolio investments. Holdings of non-real estate and portfolio investments is limited, including no more than 20% of the value of FBR Group’s total assets may consist of securities of one or more taxable REIT subsidiaries, discussed below. FBR Group intends to distribute 100% of its REIT taxable income, so we have provided no income taxes on the REIT’s book income.

The non-REIT subsidiaries of FBR Group elected to be treated as taxable REIT subsidiaries, and are subject to normal corporate income taxes. The financial statements include a provision for current and deferred taxes on the book income of our taxable REIT subsidiaries. The taxable REIT subsidiaries elected to file a consolidated Federal income tax return. We have endeavored to treat all transactions and shared expenses between the REIT and our taxable REIT subsidiaries at arms-length. There are no distribution requirements applicable to the taxable REIT subsidiaries, and after-tax earnings may be retained.

Deferred tax assets and liabilities for our taxable REIT subsidiaries represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more likely than not that they will not be realized. We previously have provided a valuation allowance against our deferred tax assets based on our ongoing assessment of their future realization. This allowance was reversed during 2002 in connection with our utilization of its tax net operating loss carryforward.

We evaluate our mortgage-backed securities, long-term investments in marketable equity securities and other investments for other than temporary impairment. If it is determined that an investment is impaired then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings as opposed to through other comprehensive income, as other temporary changes in fair value would be. The value of our mortgage-backed securities and our long-term investments in marketable equity securities can fluctuate significantly. Generally, when a security’s value has been below its current basis for an extended period of time we will record an impairment charge.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for us on January 1, 2003. SFAS 145 requires classification of gains and losses recognized from the extinguishment of debt to be included in continuing operations unless it meets the criteria of an extraordinary item. SFAS 145 also requires that certain lease modifications that have economic affects similar to sale-leaseback transactions be accounted for in the same manner as a sale-leaseback transaction. Adoption of SFAS 145 had no effect on our results of operations, financial position, or liquidity, but may affect the accounting for future transactions.

The FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a material effect on our 2003 results of operations and financial position.

The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS 148. We currently account for stock-based employee compensation in accordance with APB 25 and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS 148 are not applicable to us at this time.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Adoption of SFAS 149 did not have a material effect on our results of operations and financial position, but may affect the accounting for future transactions.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS 150 did not have a material effect on our results of operations and financial position, but may affect the accounting for future transactions.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” (FIN 45) was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Adoption of FIN 45 did not have a significant effect on our results of operations and financial position.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of APB No. 51,” (FIN 46) was issued in January 2003. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Adoption of the currently effective provisions of FIN 46(R) did not have a material effect on our results of operations and financial position, and we do not anticipate that the final adoption of FIN46(R) will have a significant effect on our results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 63.

Item 8. Financial Statements And Supplementary Data

The information required by this item appears in a subsequent section of this report. See Index to Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, our company carried out an evaluation, under the supervision and with the participation of our company’s management, including our company’s principal executive officers, Emanuel J. Friedman and Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Emanuel J. Friedman, Eric F. Billings and Kurt R. Harrington concluded that our company’s disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our company’s periodic SEC filings.

There has been no change in our company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on our directors and executive officers is incorporated by reference from our annual proxy statement (under the heading “Proposal 1: Election of Directors”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about May 19, 2004.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our annual proxy statement (under the heading “Executive Compensation”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about May 19, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from our annual proxy statement (under the heading “Security Ownership of Certain Beneficial Owners and Management”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about May 19, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from our annual proxy statement (under the heading “Certain Relationships and Related Transactions”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about May19, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our annual proxy statement (under the heading “Principal Accounting Fees and Services”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about May 19, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following consolidated financial statements for the year ended December 31, 2003, filed as part of this Form 10-K, are incorporated by reference into this Item 15:

A. Friedman Billings Ramsey Group, Inc. Financial Statements (page F-1)

•	Report of Independent Auditors (page F-2)

•	Consolidated Balance Sheets – Years ended 2003 and 2002 (page F-3)

•	Consolidated Statements of Operations – Years ended 2003, 2002 and 2001 (page F-4)

•	Consolidated Statements of Changes in Shareholder’s Equity – Years ended 2003, 2002 and 2001 (page F-5)

•	Consolidated Statements of Cash Flows – Years ended 2003, 2002 and 2001 (page F-6)

•	Notes to Consolidated Financial Statements (page F-7)

B. FBR Asset Investment Corporation Financial Statements (page G-1)

•	Report of Independent Public Accountants (page G-2)

•	Consolidated Statements of Financial Condition as of December 31, 2002 and 2001 (page G-3)

•	Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000 (page G-4)

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000 (page G-5)

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 (page G-6)

•	Notes to Consolidated Financial Statements (page G-7)

2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

(b) Forms 8-K

Friedman Billings Ramsey Group, Inc. filed a Current Report on Form 8-K dated October 8, 2003 in which it disclosed under Items 5 an Underwriting Agreement, dated October 2, 2003, between Friedman Billings Ramsey Group, Inc., on the one hand, and Friedman, Billings, Ramsey & Co., Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Keefe, Bruyette & Woods, Inc., BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., Stifel, Nicolaus & Company, Incorporated, Credit Lyonnais Securities (USA) Inc., Flagstone Securities and Scotia Capital (USA) Inc., on the other hand, in connection with (1) the sale of 23,000,000 shares of the its Class A common stock, $0.01 par value per share, and (2) the grant of an option to purchase all or any part of 3,450,000 additional shares of Class A common stock to cover over-allotments, if any.

Friedman Billings Ramsey Group, Inc. furnished a Current Report on Form 8-K dated October 29, 2003 in which it reported under Item 12 that on October 28, 2003 Friedman, Billings, Ramsey Group, Inc. issued a press release announcing its earnings for the third quarter 2003 (not incorporated by reference).

Friedman Billings Ramsey Group, Inc. furnished a Current Report on Form 8-K dated October 31, 2003 in which it reported under Item 12 that on October 29, 2003 Friedman, Billings, Ramsey Group, Inc. held a conference call to discuss its earnings for the third quarter 2003 (not incorporated by reference).

Friedman Billings Ramsey Group, Inc. furnished a Current Report on Form 8-K dated December 2, 2003 in which it reported under Item 9 that on December 3, 2003 Friedman, Billings, Ramsey Group, Inc. will make a presentation to investors at the Friedman Billings Ramsey 10th Annual Investor Conference in New York, New York (not incorporated by reference).

Exhibits

Exhibit Number	Exhibit Title
2.01	Agreement and Plan of Merger, dated as of November 14, 2002, by and among Friedman, Billings, Ramsey Group, Inc., FBR Asset Investment Corporation and Forest Merger Corporation (incorporated by reference to Annex A to the Joint Proxy Statement/ Prospectus in Amendment No. 3 to Forest Merger Corporation’s Registration Statement on Form S-4 (File No. 333-101703))

3.01	Amended and Restated Articles of Incorporation of Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003))

3.02	Bylaws of Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003)

4.01	Form of Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Amendment No. 3 to the Registration Statement on Form S-3 (File No. 333-107731))

4.02	Senior Indenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-107731))

4.03	Form of Senior Debt Security (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File No. 333-107731))

4.04	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 333-107731))

4.05	Form of Subordinated Debt Security (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (File No. 333-107731))

10.01	Revolving Subordinated Loan Agreement between Friedman, Billings, Ramsey & Co., Inc. and Custodial Trust Company and dated August 4, 1998. (incorporated by reference to Exhibit 10.01 to Friedman, Billings, Ramsey Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

10.02	FBR Stock and Annual Incentive Plan (incorporated by reference to the Registration Statement on Form S-8 Registration (File No. 333-96295))

10.03	Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to the Registration Statement on Form S-1/A (File No. 333-39107))

10.04	Letter agreement, dated July 9, 2001, by and among FBR Asset Investment Corporation, Friedman, Billings, Ramsey & Co., and Arlington Capital, Inc. (incorporated by reference from FBR Asset Investment Corporation’s Registration Statement on Form S-11/A (File No. 333-63344)

10.05	Master Repurchase Agreement, dated August 25, 2003, between Georgetown Funding Company, LLC, and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2003)

21.01	List of Subsidiaries of the Registrant.

23.01	Consent of Independent Accountants of Friedman Billings Ramsey Group, Inc.

23.02	Consent of Independent Accountants of FBR Asset Investment Corporation.

Exhibit Number	Exhibit Title

31.01	Certification of Co-Chairman, Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Co-Chairman, Co-Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.03	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Co-Chairman, Co-Chief Executive Officer and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Co-Chairman, Co-Chief Executive Officer and Director, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.03	Certification of Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN, BILLINGS RAMSEY GROUP, INC.
(Registrant)

By:	/s/ EMANUEL J. FRIEDMAN
Emanuel J. Friedman Co-Chairman and Co-Chief Executive Officer March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL J. FRIEDMAN Emanuel J. Friedman	Co-Chairman, Co-Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2004

/s/ ERIC F. BILLINGS Eric F. Billings	Co-Chairman, Co-Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2004

/s/ KURT R. HARRINGTON Kurt R. Harrington	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2004

/s/ ROBERT J. KIERNAN Robert J. Kiernan	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2004

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 10, 2004

/s/ PETER A. GALLAGHER Peter A. Gallagher	Director	March 10, 2004

/s/ STEPHEN D. HARLAN Stephen D. Harlan	Director	March 10, 2004

/s/ RUSSELL C. LINDNER Russell C. Lindner	Director	March 10, 2004

/s/ W. RUSSELL RAMSEY W. Russell Ramsey	Director	March 10, 2004

/s/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	March 10, 2004

/s/ JOHN T. WALL John T. Wall	Director	March 10, 2004

FINANCIAL STATEMENTS OF FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

Index to Friedman, Billings Ramsey Group, Inc. Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Friedman, Billings, Ramsey Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 31, 2002.

/s/    PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland

February 4, 2004

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$92,688	$90,007
Receivables:
Interest	44,674	—
Asset management fees	5,517	13,494
Investment banking	8,464	1,725
Affiliates	4,861	7,117
Other	3,779	5,786
Investments:
Mortgage-backed securities, at fair value	10,551,570	38,505
Trading securities, at market value	4,932	8,298
Long-term investments	379,002	150,447
Due from clearing broker	89,940	43,146
Bank loans, net	—	15,052
Goodwill	108,013	—
Management contract intangible	16,090	17,629
Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $24,853 and $20,013, respectively	6,969	9,156
Prepaid expenses and other assets	17,114	5,823

Total assets	$11,333,613	$406,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$9,525	$19,932
Repurchase agreements	5,095,676	16,352
Commercial paper	4,397,993	—
Interest rate swaps	5,366	—
Dividends payable	56,744	—
Interest payable	6,188	—
Accounts payable and accrued expenses	52,692	16,412
Accrued compensation and benefits	100,901	41,255
Bank deposits	—	51,215
Short-term loans payable	—	10,588
Long-term debt	54,189	5,266

Total liabilities	9,779,274	161,020

Shareholders’ Equity:
Preferred Stock, $0.01 par value, 25,000,000 and 15,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 and 150,000,000 shares authorized, 141,021,320 and 24,480,092 shares issued, respectively	1,410	250
Class B Common Stock $0.01 par value, 100,000,000 shares authorized, 25,872,099 and 25,975,449 shares issued and outstanding, respectively	259	260
Additional paid-in capital	1,443,228	211,719
Employee stock loan receivable including accrued interest (1,290,198 and 4,000,000 shares, respectively)	(8,277)	(24,182)
Deferred compensation	(2,203)	—
Accumulated other comprehensive income, net of taxes	60,505	4,345
Retained earnings	59,417	52,773

Total shareholders’ equity	1,554,339	245,165

Total liabilities and shareholders’ equity	$11,333,613	$406,185

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Investment banking:
Underwriting	$117,296	$76,556	$47,853
Corporate finance	144,086	58,595	28,534
Investment gains	17,204	8,725	6,762
Institutional brokerage:
Principal transactions	23,965	27,512	26,330
Agency commissions	50,178	35,672	27,084
Asset management:
Base management fees	24,782	28,956	19,744
Incentive allocations and fees	14,205	14,258	3,628
Net investment income	22,484	16,276	9,532
Technology sector net investment and incentive income (loss)	(1,591)	(5,622)	(18,100)
Principal investment:
Interest	168,393	—	—
Realized gains	32,276	—	—
Dividends	5,019	—	—
Other	10,228	7,275	9,422

Total revenues	628,525	268,203	160,789

Interest expense	68,995	2,073	1,083

Revenues, net of interest expense	559,530	266,130	159,706

Expenses:
Compensation and benefits	226,389	147,072	108,112
Business development and professional services	43,044	30,589	28,879
Clearing and brokerage fees	7,014	5,353	7,087
Occupancy and equipment	9,585	8,838	10,852
Communications	10,574	8,185	5,832
Other operating expenses	16,919	10,652	9,415
Restructuring and software impairment charges	—	—	5,151

Total expenses	313,525	210,689	175,328
Net income (loss) before taxes and extraordinary gain	246,005	55,441	(15,622)
Income tax provision (benefit)	44,591	3,035	(1,760)

Net income (loss) before extraordinary gain	201,414	52,406	(13,862)
Extraordinary gain	—	1,413	1,148
Income tax provision on extraordinary gain	—	536	—

Net income (loss)	$201,414	$53,283	$(12,714)

Basic earnings (loss) per share before extraordinary gain	$1.68	$1.14	$(0.29)

Diluted earnings (loss) per share before extraordinary gain	$1.63	$1.08	$(0.29)

Basic earnings (loss) per share	$1.68	$1.16	$(0.27)

Diluted earnings (loss) per share	$1.63	$1.10	$(0.27)

Dividends declared per share	$1.36	$—	$—

Basic weighted average shares outstanding	119,801,542	46,097,647	47,465,527

Diluted weighted average shares outstanding	123,307,012	48,442,140	47,465,527

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total	Comprehensive Income (Loss)
Balances, December 31, 2000	16,645,944	$167	32,910,029	$329	$202,984	—	—	$(1,128)	$12,204	$214,556

Net loss	—	—	—	—	—	—	—	—	(12,714)	(12,714)	$(12,714)
Conversion of Class B shares to Class A shares	5,964,000	60	(5,964,000)	(60)	—	—	—	—	—	—
Issuance of Class A common stock	48,997	—	—	—	1,115	—	—	—	—	1,115
Purchase of stock (employee stock purchase and loan plan)	—	—	—	—	(27,500)	—	—	—	—	(27,500)
Sale of stock (employee stock purchase and loan plan)	—	—	—	—	27,500	(22,000)	—	—	—	5,500
Interest on employee stock purchase and loan plan	—	—	—	—	706	(706)	—	—	—	—
Other comprehensive income:						—				—
Change in unrealized gain (loss) on available-for-sale investment securities	—	—	—	—	—	—	—	4,354	—	4,354	4,354

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(8,360)

Balances, December 31, 2001	22,658,941	$227	26,946,029	$269	$204,805	$(22,706)	––	$3,226	$(510)	$185,311

Net Income									53,283	53,283	$53,283
Conversion of Class B shares to Class A shares	970,580	9	(970,580)	(9)	—	—	—	—	—
Issuance of Class A common stock	850,571	9	—	—	5,443	—	—	—	—	5,452
Interest on employee stock purchase and loan plan	—	—	—	—	1,476	(1,476)	—	—	—	—
Other Comprehensive Income:
Change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $2,766)	—	—	—	—	—	—	—	1,119	—	1,119	1,119

Comprehensive income	—									—	$54,402

Balances, December 31, 2002	24,480,092	$245	25,975,449	$260	$211,724	$(24,182)	––	$4,345	$52,773	$245,165

Net Income									201,414	201,414	$201,414
Repurchase of Class A Shares	(976,600)	(10)	—	—	(8,173)	—	—	—	—	(8,183)
Conversion of Class B shares to Class A shares	103,350	1	(103,350)	(1)	—	—	—	—	—	—
Issuance of Class A common stock	117,414,478	1,174			1,238,137	—	(2,203)	—	—	1,237,108
Repayment on employee stock purchase and loan plan receivable	—	—	—	—		17,445	—	—	—	17,445
Interest on employee stock purchase and loan plan	—	—	—	—	1,540	(1,540)	—	—	—	—
Other Comprehensive Income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes $671)	—	—	—	—	—	—	—	55,045		55,045	55,045
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	1,115	—	1,115	1,115

Comprehensive income	—		—	—	—	—	—	—	—	—	$257,574

Dividends	—	—	—	—	—	—	—	—	(194,770)	(194,770)

Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$201,414	$53,283	$(12,714)
Non-cash items included in earnings—
Incentive allocations and fees and net investment (income) loss from long-term investments	(58,923)	(19,861)	35,599
Premium amortization on mortgage-backed securities	82,189	—	—
Interest rate swap basis adjustment	(9,679)	—	—
Depreciation, amortization and software impairment	4,655	4,234	8,711
Extraordinary gain	—	(1,413)	(1,148)
Income tax provision-deferred	7,508	2,173	(1,760)
Other	153	542	439
Changes in operating assets:
Receivables-
Investment banking	(6,373)	1,739	1,232
Asset management fees	7,898	(9,890)	(1,798)
Affiliates	3,239	(4,908)	(360)
Other	(12,460)	2,596	3,239
Due from clearing broker	(46,794)	1,475	(32,781)
Marketable and trading securities	3,366	7,408	2,741
Prepaid expenses and other assets	(18,738)	(2,352)	1,034
Changes in operating liabilities:
Trading account securities sold but not yet purchased	(10,407)	6,555	12,447
Accounts payable and accrued expenses	19,910	(4,940)	6,867
Accrued compensation and benefits	57,443	13,480	4,926

Net cash provided by operating activities	224,401	50,121	26,674

Cash flows from investing activities:
FBR Asset cash acquired	11,258	—	—
Purchases of mortgage-backed securities	(13,289,636)	—	—
Proceeds from sales of mortgage-backed securities	4,079,283	—	—
Receipt of principal payments on mortgage-backed securities	3,230,864	4,731	3,533
Purchases of long-term investments	(95,659)	(90,408)	(23,077)
Proceeds from sales of long-term investments	56,426	42,768	13,795
Bank loans, net of allowances	15,052	(2,593)	(10,811)
Purchases of fixed assets	(6,044)	(2,873)	(2,638)
Proceeds from disposals of fixed assets	5,114	—	—
MMA/Rushmore acquisition, net of cash acquired	—	—	(7,760)

Net cash used in investing activities	(5,993,342)	(48,375)	(26,958)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	50,000	—	—
Repayments of long-term debt	(1,940)	(970)	—
Proceeds from repurchase agreements, net	1,046,578	—	—
Proceeds from commercial paper, net	4,397,993	—	—
Repayments of short-term borrowings	(9,618)	(15,577)	(776)
Proceeds from short-term borrowings	—	21,352	20,195
Net (decrease) increase in bank deposits	(51,215)	31,758	(4,341)
Dividends paid	(138,026)	—	—
Repurchase of Class A common stock	(8,183)	—	—
Proceeds from issuance of common stock	470,128	5,452	1,115
Purchase of stock (employee stock purchase and loan plan)	—	—	(27,500)
Sale of stock (employee stock purchase and loan plan)	15,905	—	5,500

Net cash provided by (used in) financing activities	5,771,622	42,015	(5,807)

Net increase (decrease) in cash and cash equivalents	2,681	43,761	(6,091)
Cash and cash equivalents, beginning of year	90,007	46,246	52,337

Cash and cash equivalents, end of year	$92,688	$90,007	$46,246

Supplemental Cash Flow Information:
Cash payments for interest	$62,806	$2,073	$1,083
Cash payments for taxes	$28,271	$2,300	$140

Note: See Note 2 for supplemental cash flow information, Non-cash Transactions.

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

On March 31, 2003, Friedman, Billings, Ramsey Group, Inc., a Virginia Corporation (the Company or FBR Group) merged with FBR Asset Investment Corporation (FBR Asset) with and into a newly formed subsidiary of FBR Asset, with the subsidiary surviving as the resulting corporation resulting from the merger. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting (see Note 3). Upon completion of the merger, the parent company, FBR Group, elected Real Estate Investment Trust (REIT) status for U.S. federal income tax purposes. The Company conducts its mortgage-backed securities (MBS) and merchant banking investment business at the parent company REIT level. Also upon completion of the merger, the Company created FBR TRS Holdings, Inc. (FBR TRS Holdings), a taxable REIT subsidiary holding company, under which the Company conducts its investment banking, institutional brokerage and asset management business in taxable REIT subsidiaries.

FBR TRS Holdings, a Virginia corporation, is a holding company of which the principal operating subsidiaries are Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), FBR Investment Services, Inc. (FBRIS), Friedman, Billings, Ramsey International, Ltd. (FBRIL), Friedman, Billings, Ramsey Investment Management, Inc. (FBRIM), FBR Fund Advisers, Inc. (FBRFA), Pegasus Capital Corporation (Pegasus), Money Management Associates, LP (MMA) and FBR National Trust Company (FBR Bank).

FBR & Co., FBRIS and Pegasus are registered broker-dealers and members of the National Association of Securities Dealers, Inc. They act as introducing brokers and forward all transactions to clearing brokers on a fully disclosed basis. FBR & Co., FBRIS and Pegasus do not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBR & Co.’s underwriting and corporate finance activities were concentrated primarily on financial services, real estate, energy and technology, companies.

FBRIM is a registered investment adviser that manages and acts as general partner of proprietary investment limited partnerships. FBRIM also manages separate investment accounts. FBRFA is a registered investment adviser that manages The FBR Family of Funds. FBR Bank offers mutual fund servicing and trust services including custody, transfer agency, shareholder servicing, and mutual fund accounting.

Nature of Operations

The Company’s principal business activities, including investing as principal in MBS and merchant banking opportunities, capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments, and venture capital and other asset management services, are all linked to the capital markets.

The Company invests in MBS guaranteed as to principal and interest by Fannie Mae, Freddie Mac or Ginnie Mae. These real estate-related investments, together with the Company’s other real estate-related assets represent qualifying REIT assets under the U.S. federal tax code. The portfolio of residential mortgage-backed assets is managed to provide a high risk-adjusted return on capital. We principally invest in adjustable-rate MBS of varying initial fixed periods in order to maintain a low effective duration. We finance these investments primarily by entering into repurchase agreements with broker dealers and through Georgetown Funding, LLC, an asset-backed commercial paper program that we administer. The Company also invests in merchant banking opportunities, including equity securities, mezzanine debt and senior loans.

The Company constantly evaluates the rates of return that can be achieved in each investment category in which we participate. As a result of the significant decrease in short term rates interest rates over the past two

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years and the resulting shape of the yield curve, MBS investments have provided higher relative rates of return than most other investment opportunities we have evaluated. Consequently, since the merger the Company has maintained a high allocation of assets and capital in this sector. The Company intends to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy will cause the Company to have different allocations of capital in different environments.

In addition, the Company’s investment banking and institutional brokerage business activities are primarily focused on small and mid-cap stocks in the financial services, real estate, technology, energy, healthcare and diversified industries sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in the Company’s areas of focus.

The Company’s revenues from investment banking, incentive allocations or fees from asset management, and principal investment activities, are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income and revenues in any particular period may vary significantly from period to period and year to year.

The financial services industry continues to be affected by a competitive environment. In order to compete in this increasingly competitive environment, the Company continually evaluates its businesses across varying market conditions for profitability and alignment with long-term strategic objectives, including the diversification of revenue sources. The Company believes that it is important to diversify and strengthen its revenue base by increasing the segments of its business that offer a recurring and more predictable source of revenue.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the year ended December 31, 2003, investment banking and interest income on MBS accounted for 49.8% and 30.1%, respectively, of the Company’s net revenues.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. See also Securities and Principal Investments below for a discussion of the investments in entities for which the Company uses the equity and cost methods of accounting. Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation.

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business. As of December 31, 2003 and 2002, respectively, approximately 75% and 65% of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other government securities, backed by the U.S. government.

Supplemental Cash Flow Information—Non-cash Transactions

The Company’s merger with FBR Asset was a non-cash transaction in which the Company issued 85,973,312 shares of its Class A common stock valued at $766,022 (see Note 3). There were no other significant non-cash investing and financing activities during the respective years, other than the receipt of shares and warrants in connection with certain capital raising activities. In 2003 and 2002 securities received in exchange for services provided were $3,251 and $4,000, respectively. There were no such amounts recorded in 2001.

Securities and Principal Investments

Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable or receivable for unsettled trades are recorded as “due to or due from broker” in the Company’s balance sheets.

Long-term marketable securities and MBS held in non-broker-dealer entities are classified as available-for-sale investments and pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are carried at fair value with resulting unrealized gains and losses reflected in accumulated other comprehensive income (loss) in the balance sheets.

Investments in proprietary investment partnerships including hedge, private equity and venture funds, in which FBR is the general partner or has a significant limited partner interest, and for the period prior to the merger in 2003 as well as 2002 and 2001 FBR Asset, are accounted for under the equity method and the Company’s proportionate share of income or loss (income allocation) is reflected in net investment income in the statements of operations. Investments in investment partnerships, in which FBR is not the general partner or does not have a significant limited partner interest and, therefore, does not exercise significant influence, are accounted for under the cost method. Under the cost method, the Company records income only when distributed by the partnership.

Securities owned by the Company’s broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. The resulting realized and unrealized gains and losses are reflected in principal transactions in the statements of operations.

Realized gains and losses on sales of non-mortgage-backed securities are determined using the specific identification method. Realized gains and losses on mortgage-backed securities transactions are determined based on average cost. Declines in the value of available-for-sale investments that are other than temporary are recognized in the statements of operations. During 2003, 2002 and 2001, respectively, the Company recorded $0, $(896), and $(1,945) of other than temporary losses in the statements of operations relating to marketable securities. These losses are reflected in the investment income (loss).

Substantially all financial instruments used in the Company’s trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. The fair value of the Company’s mortgage-backed securities are based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current market transaction. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management.

In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. Similarly, the Company may receive and hold shares of the issuing companies. For restricted warrants and shares including private company warrants and shares the Company carries the securities at fair value based on internal valuation models and estimates made by management. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. The Company values warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an undiscounted Black-Scholes valuation model. For the years ended December 31, 2003, 2002 and 2001, the Company recognized investment gains of $17,208, $7,769 and $5,500, respectively relating to these shares and warrants.

Fair Value of Financial Instruments

At December 31, 2003 and 2002, the Company’s financial instruments that are carried at fair value include, cash and cash equivalents, investments (excluding FBR Asset in 2002), receivable from clearing broker, trading account securities sold but not yet purchased and interest rate swaps. The Company’s financial instruments that are carried at amounts which approximate fair value include, bank loans prior to sale in 2003 (see Note 8), bank deposits prior to sale in 2003 (see Note 8), repurchase agreement borrowings, commercial paper borrowings, short-term loans payable and long-term debt. In 2002, the Company’s investment in FBR Asset was accounted for under the equity method of accounting. The fair value amounts for financial instruments are disclosed in each respective footnote.

Intangible Assets

The Company accounts for its intangible assets consisting of goodwill recorded as a result of the merger with FBR Asset (see Note 3), and acquired mutual fund management contracts (see Note 8) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the goodwill recorded as a result of the merger with FBR Asset is not amortized but is tested at least annually for impairment. The values of acquired management contracts are amortized in proportion to their expected economic benefit of 15 years and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. During the year ended December 31, 2003, the Company recorded an impairment charge of $225 relating to the acquired management contracts. There were no similar impairment charges during 2002 and 2001.

Building, Furniture, Equipment, Software and Leasehold Improvements

Building, furniture, equipment and software are depreciated using the straight-line method over their estimated useful lives of three to forty years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful life of three years. The Company had capitalized certain software development costs associated with its launch of fbr.com. During 2001, the Company wrote-off $2,700 which represented all of the unamortized fbr.com software costs as a result of determining such capitalized costs were impaired.

Investment Banking Revenues

Underwriting revenues represent fees earned from public offerings of securities in which the Company acts as underwriter. These revenues are comprised of selling concessions, underwriting fees, and management fees.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporate finance revenues represent fees earned from private placement offerings, mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Underwriting revenues are recorded as revenue at the time the underwriting is completed. Corporate finance fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are recognized as revenue over the service period.

Institutional Brokerage Revenues

Agency commissions consist of commissions earned from executing stock exchange-listed securities and other transactions as an agent and principal transactions consist of sales credits and trading gains or losses. Revenues generated from securities transactions and related commission income and expenses are recorded on a trade date basis.

Asset Management Revenues

The Company records three types of asset management revenue:

(1) Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment partnerships, mutual funds, and for the period prior to the merger in 2003 as well as 2002 and 2001 FBR Asset, based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s statements of operations.

(2) The Company also receives incentive income based upon the operating results of the partnerships, and for the period prior to the merger in 2003 as well as 2002 and 2001 FBR Asset. Incentive income represents a share of the gains in the investment, and is recorded in incentive allocations and fees in the statements of operations. The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocation in future periods. As of December 31, 2003, $2,888 was potentially subject to reversal.

(3) The Company also records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the partnerships, and for the period prior to the merger in 2003 as well as 2002 and 2001 FBR Asset. Income or loss allocations are recorded in net investment income (loss) and technology sector investment and incentive income (loss) in the Company’s statements of operations. The partnerships record their investments at fair value with changes in fair value reported in the partnerships’ earnings at each reporting date. Accordingly, partners’ capital accounts at each reporting date include all applicable allocations of partnership realized and unrealized gains and losses.

Interest Income on MBS

Interest income from investments in mortgage-backed securities is recognized using the effective interest method, using the expected yield over the life of the investment. Income includes contractual interest accrued and the amortization or accretion of any premium or discount recorded upon purchase. Changes in anticipated yields result primarily from changes in actual and projected cash flows and estimated prepayments. Changes in the yield that result from changes in the anticipated cash flows and prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation

A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Pursuant to SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For the years ended December 31, 2002 and 2001, the exercise prices of all options granted equaled the market prices on the dates of grant, therefore there was no compensation expense recorded in these years related to option grants. In 2003, compensation expense related to options granted with exercise prices less than market prices on the date of grant was $34. The following presents pro forma net income and earnings per share information assuming the Company had determined compensation cost for options based on their fair values at their respective grant dates. All outstanding options at March 30, 2003 vested as a result of the merger with FBR Asset.

	2003	2002	2001
Net income (loss) before extraordinary gain	$201,414	$52,406	$(13,862)
Stock based employee compensation	2,859	8,513	16,344

Pro forma net income (loss) before extraordinary gain	$198,555	$43,893	$(30,206)

Basic earnings (loss) per share before extraordinary gain—as reported	$1.68	$1.14	$(0.29)
Basic earnings (loss) per share before extraordinary gain—pro forma	$1.66	$0.95	$(0.64)

Diluted earnings (loss) per share before extraordinary gain—as reported	$1.63	$1.08	$(0.29)
Diluted earnings (loss) per share before extraordinary gain—pro forma	$1.61	$0.91	$(0.64)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2003, 2002, and 2001, respectively: dividend yield of 13.10%, 0%, and 0%, expected volatility of 60%, 68%, and 73%, risk-free interest rate of 3.0%, 4.3%, and 4.9%, and an expected life of five years for all grants. The weighted average fair value of options granted during 2003, 2002 and 2001 was $3.23, $4.42, and $3.90, respectively, per share. See Note 14 for detail total stock options outstanding.

Income Taxes

The parent company, FBR Group, has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, the parent company must meet certain income and asset tests and distribution requirements. The parent company generally will not be subject to federal income tax at the parent level to the extent that it distributes its taxable income to its shareholders and complies with certain other requirements.

Income generated by the Company’s taxable REIT subsidiaries will generally be taxed at normal corporate income tax rates. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities at the Company’s taxable REIT subsidiaries, using enacted tax rates.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on management’s evaluation, it is more likely than not that they will not be realized.

Other Comprehensive Income (Loss)

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of operations adjusted for other comprehensive income. Other comprehensive income for the Company represents (1) changes in unrealized gains and losses related to the Company’s mortgage-backed and equity securities accounted for as available-for-sale with changes in fair value recorded through shareholders’ equity and (2) changes in unrealized gains and losses related to cash flow hedges with changes in fair value recorded through shareholders’ equity to the extent the hedges are effective.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	119,802	119,802	46,098	46,098	47,466	47,466
Stock options (in thousands)	—	3,505	—	2,344	—	—

Weighted average common and common equivalent shares outstanding	119,802	123,307	46,098	48,442	47,466	47,466

Net earnings (loss) before extraordinary gain applicable to common stock	$201,414	$201,414	$52,406	$52,406	$(13,862)	$(13,862)

Earnings (loss) before extraordinary gain per common share	$1.68	$1.63	$1.14	$1.08	$(0.29)	$(0.29)

Net earnings (loss) applicable to common stock	$201,414	$201,414	$53,283	$53,283	$(12,714)	$(12,714)

Earnings (loss) per common share	$1.68	$1.63	$1.16	$1.10	$(0.27)	$(0.27)

As of December 31, 2003 and 2002, respectively, 4,731,340 and 11,668,338 options to purchase shares of common stock were outstanding (both including 1,290,198 and 4,000,000 shares, respectively, associated with the Employee Stock Purchase and Loan Plan that are treated as options). Not considering the shares related to the Employee Stock Purchase and Loan Plan, as of December 31, 2003 and 2002, respectively, 3,381,142 and 6,118,883 of the total outstanding options were exercisable. For the years ended December 31, 2003, 2002 and 2001, 0, 2,535,400 and 7,981,345 of outstanding options were anti-dilutive, respectively. See Note 14 for detail of total stock options outstanding.

Restructuring Charge

During 2001, the Company adopted a restructuring plan in response to the downturn in the economy. In connection with the restructuring, 67 employees were terminated or left and were not replaced. These employees

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primarily were from the technology sector and administrative groups. As a result of the restructuring plan, in 2001 the Company recorded a restructuring charge of $2,410. The following is a summary of the costs comprising the total charge:

Employee severance and other termination costs	$1,365
Non-cancelable lease and other facility costs	947
Other	98

Total	$2,410

As of December 31, 2002, substantially all of this restructuring charge had been paid. There were no additional restructuring charges incurred during 2003 and 2002 under this plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2 contains the Company’s significant accounting policies. The Company believes its most critical policies that are both very important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates include 1) valuation of private and restricted public company investments, 2) recognition of incentive allocation revenue, 3) the effective interest rate method the Company uses to recognize interest income on mortgage-backed securities, 4) accounting for taxes, including REIT compliance related matters, and 5) impairment assessments we apply to our long term investments in marketable equity securities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for the Company on January 1, 2003. SFAS 145 requires classification of gains and losses recognized from the extinguishment of debt to be included in continuing operations unless it meets the criteria of an extraordinary item. SFAS 145 also requires that certain lease modifications that have economic affects similar to sale-leaseback transactions be accounted for in the same manner as a sale-leaseback transaction. Adoption of SFAS 145 had no effect on the Company’s results of operations, financial position, or liquidity, but may affect the accounting for future transactions.

The FASB has issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) of the FASB has set forth in EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also included (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a material effect on the Company’s 2003 results of operations and financial position.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” (FIN 45) was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. Adoption of FIN 45 did not have a significant effect on the Company’s results of operations and financial position.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of APB No. 51,” (FIN 46) was issued in January 2003. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Adoption of the currently effective provisions of FIN 46(R) did not have a material effect on the Company’s results of operations and financial position, and the Company does not anticipate that the final adoption of FIN 46(R) will have a significant effect on its results of operations and financial position.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. FBR Asset Investment Corporation:

Merger With FBR Asset Investment Corporation

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which provides that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

On November 15, 2002, the Company announced that it had entered into a merger agreement with FBR Asset and one of its wholly owned subsidiaries, Forest Merger Corporation (New FBR), created to effect the merger (the merger) of FBR Group and FBR Asset. At separate special meetings of FBR Group and FBR Asset shareholders held on March 28, 2003, shareholders of both companies voted to approve the merger. The merger closed before the opening of business on March 31, 2003. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. The consolidated statements of operations and cash flows for the year ended December 31, 2003 include the combined results of the Company and FBR Asset for the period from March 31, 2003 to December 31, 2003. During the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting. The Company believes that the merger provides significant new growth opportunities and business flexibility while increasing the stability of earnings.

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

Upon completion of the merger, the parent company, FBR Group elected REIT status for U.S. federal income tax purposes. The Company conducts its mortgage-backed securities and merchant banking investments at the parent company REIT level. Also upon completion of the merger, the Company created FBR TRS Holdings, Inc., a taxable REIT subsidiary holding company, under which the Company conducts its investment banking, institutional brokerage and asset management business in taxable REIT subsidiaries. The taxable REIT subsidiaries are fully subject to corporate income tax. Income from the taxable REIT subsidiaries may be retained by the subsidiaries or distributed to the parent REIT company.

FBR Group’s purchase price of $776,862 is calculated using the number of shares of New FBR Class A common stock issued in the merger of 85,973,312 (determined as the number of shares of FBR Asset common stock outstanding immediately prior to completion of the merger multiplied by the exchange ratio of 3.65) and an $8.91 per share average trading price of FBR Group common stock for a period of two days before and after the terms of the merger agreement were agreed to and announced and direct merger costs of $10,840.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The total amount of goodwill represents the cost of FBR Asset in excess of the fair value of the net assets acquired and is not deductible for tax purposes. Under SFAS 142, goodwill is not amortized. Instead, the Company is required to test this asset at least annually for impairment. This goodwill is included in the Company’s principal investing segment.

The following unaudited pro forma consolidated results are presented as though the merger with FBR Asset had occurred as of January 1, 2002.

	Year Ended December 31,
	2003	2002
Gross revenues, as reported	$628,525	$268,203
Revenues, net of interest expense, as reported	559,530	266,130
Net earnings before extraordinary gain, as reported	201,414	52,406
Gross revenues, pro forma	$675,769	$407,815
Net revenues, pro forma	585,848	348,083
Net earnings before extraordinary gain, pro forma	227,240	135,616
Earnings per common share:
Basic before extraordinary gain, as reported	$1.68	$1.14

Diluted before extraordinary gain, as reported	$1.63	$1.08

Basic before extraordinary gain, pro forma	$1.61	$1.21

Diluted before extraordinary gain, pro forma	$1.59	$1.19

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended December 31, 2002 and 2001, the Company recorded $20,913 and $4,278, respectively, of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the periods. In addition, in 2002 and 2001, respectively, the Company exercised 415,805 and 400,000 warrants to purchase FBR Asset common shares. Under the provisions of SFAS 141, if the fair value of net assets acquired is greater than an acquiror’s purchase price the difference is recorded as an extraordinary gain. Accordingly, based on the fair value of net assets acquired and the exercise price of the warrants, these transactions resulted in extraordinary gains of $1,413 and $1,148 in 2002 and 2001, respectively.

During 2002 the Company reduced its carrying basis of FBR Asset for declared dividends of $13,027. The Company also recorded, in other comprehensive income, $785 and $3,414 of net unrealized gain on investments, which represented its proportionate share of FBR Asset’s net unrealized gains related to available-for-sale securities and unrealized losses on cash flow hedges for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, respectively, net unrealized gain or loss related to FBR Asset and included in the Company’s accumulated other comprehensive income was $3,940 and $3,155. The Company’s ownership percentage of FBR Asset was approximately 10% as of December 31, 2002. As of December 31, 2002, FBR Asset’s market value per share was $33.90, which results in the Company’s investment in FBR Asset having a fair value of $88,140.

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

Under this management agreement the Company received a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of FBR Asset during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of FBR Asset’s invested assets during each calendar quarter. During the period January 1, 2003 through March 30, 2003, the Company recorded $2,762 in base management fees. During the years ended December 31, 2002 and 2001, the Company recorded $8,638 and $1,842, respectively, in base management fees.

In addition, under the management agreement the Company also was entitled to receive incentive fees based on the performance of FBR Asset during the preceding four quarters, calculated: funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount was calculated as the weighted average issuance price per share of all shares of FBR Asset, multiplied by a rate equal to the average of the weekly closing rate of the ten-year U.S. Treasury during the previous 52-week period plus five percent per annum. During the period January 1, 2003 through March 30, 2003, the Company recorded $5,617 in incentive fees. During the years ended December 31, 2002 and 2001, the Company recorded $ 13,800 and $1,700, respectively, in incentive fees.

The Company entered into an agreement in August 2001 with FBR Asset and its registered broker-dealer subsidiary, Pegasus, regarding FBR Asset’s extension of credit to or investment in entities that are or may be the Company’s investment banking clients. During the period January 1, 2003 through March 30, 2003, pursuant to this agreement, the Company paid $353 in fees to FBR Asset in connection with investment banking transactions. During the years ended December 31, 2002 and 2001, pursuant to this agreement, the Company paid $6,400 and $2,900, respectively, in fees to FBR Asset in connection with investment banking transactions.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002 and 2001, the Company earned $10,930 and $4,400 in fees in its capital markets segment in connection with the Company’s broker dealer subsidiary underwriting follow on public offerings for FBR Asset.

The following further details FBR Asset’s financial position and results of operations along with the Company’s equity interest in FBR Asset during 2002 and 2001:

	2002	2001
Total assets	$5,365,624	$1,325,125
Total liabilities	4,613,455	1,121,260
Total equity	752,169	203,865
FBR’s share of total equity	74,776	42,460
Total revenue	185,963	39,087
Total expenses	97,316	18,879
Realized gains	28,423	3,330
Net income	117,070	23,538

Note 4. Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values for the years indicated:

	December 31,
	2003		2002
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate stocks	$3,754	$9,524	$8,145	$19,931
Corporate bonds	1,178	1	153	1

	$4,932	$9,525	$8,298	$19,932

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, creates a liability to purchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-Backed Securities and Long-Term Investments

Mortgage-Backed Securities and long-term investments consisted of the following for the years indicated:

	December 31,
	2003	2002
Principal Investment:
Mortgage-backed securities	$10,551,570	$38,505
Merchant Banking:
Marketable equity securities	178,550	3,498
Non-public equity securities	83,400	—
Private debt investments	7,500	7,500
Asset Management:
Equity method investments:
Proprietary investment partnerships, excluding technology sector	61,300	39,381
Equity method investments — technology sector	6,456	7,268
FBR Asset	—	74,776
Cost method and other investments — technology sector	9,077	7,817
Investment Banking investment securities	26,601	8,657
FBR Bank cost method and other investments	6,118	1,550

Total long-term investments	$379,002	$150,447

Total mortgage-backed securities and long-term investments	$10,930,572	$188,952

Available-for-Sale Securities

The Company’s available-for-sale securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS 115, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. The Company’s available-for-sale securities as of December 31, 2003 and 2002 were:

	2003
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses	Fair Value
Mortgage-backed securities	$10,590,540	$15,535	$(54,505)	$10,551,570
Marketable securities	82,607	96,323	(380)	178,550

	$10,673,147	$111,858	$(54,885)	$10,730,120

	2002
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses	Fair Value
Mortgage-backed securities	$38,009	$502	$(6)	$38,505
Marketable securities	3,498	—	—	3,498

	$41,507	$502	$(6)	$42,003

For the years ended December 31, 2003 and 2002, the weighted average coupon rate on the mortgage-backed securities was 4.42% and 4.90%, respectively, and the weighted average effective yield was 3.01% and

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.90%, respectively. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 2.02 years as of December 31, 2003. The mortgage-backed securities portfolio had $206,051 of net premium at December 31, 2003.

As of December 31, 2003, $5,204,252 (fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements and $4,560,321 (fair value excluding principal receivable) of mortgage-backed securities and other assets were pledged as collateral for commercial paper.

During 2003, 2002 and 2001, respectively, the Company recorded gross realized gains of $36,267, $3,476 and $0 and gross realized losses of $(3,991), $(155) and $0 on sales of available-for-sale securities. During 2001, there were no sales of available-for-sale securities. As of December 31, 2003, there were no securities for which the duration of the unrealized loss position was twelve months or more.

Equity Method Investments—Investment Partnerships

The investment partnerships from which the Company earns management, incentive and investment income are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material. The following methodology is employed by the partnerships in valuing their investments:

Nonrestricted public securities that are traded on a national securities exchange (or reported on the NASDAQ National Market) are valued at the last reported sales price on the day of valuation.

Restricted public securities — Securities that have underlying public markets, but whose disposition is restricted, are valued at a discount from the current market value. Discounts are taken for regulatory restrictions and contractual lock-up agreements. If a security has either regulatory restrictions or is contractually locked up, a market blockage discount may be applied as well.

Private securities — The investment is originally recorded and carried at cost, and is subject to the following: the investment may be marked up or down to reflect changes in the fundamentals of the issuer, its industry sector, or the economy in general, since the date of the original investment. Events considered in this valuation include: (1) a subsequent third-party round of financing at a per share price that is higher or lower than the current valuation, (2) an imminent public offering, (3) an imminent sale of the issuer, or (4) if the issuer’s performance and potential have significantly deteriorated as of the valuation date.

FBRIM, through various wholly-owned L.L.C.’s, is the general partner or managing member of FBR Technology Venture Partners, L.P. (TVP), FBR Technology Venture Partners II (TVP II, consisting of five separate limited partnerships), FBR Ashton, L.P., FBR Weston, Limited Partnership, FBR Future Financial Fund, L.P., FBR Private Equity Fund, L.P., FBR Arbitrage, L.L.C., FBR Life Sciences Fund, L.P. (formerly FBR Biotech Fund, L.P.), FBR CoMotion Venture Capital I, L.P., FBR Pegasus Fund, L.L.C. and FBR Financial Services Partners, L.P. All of these partnerships were formed for the purpose of investing in public and private securities, therefore, their assets principally consist of investment securities accounted for at fair value. The Company accounts for its investments in these partnerships under the equity method. In addition, as a significant investor in Capital Crossover Partners, ETP/ FBR Genomic Fund, L.P. and Bioscience Ventures II, L.P.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(formerly ETP/ FBR Genomic Fund II, L.P.) and, although we do not manage these partnerships, due to our percentage ownership in these partnerships, we also account for these investments under the equity method. The following table shows the Company’s investments and percentage interest on which pro rata profit are based:

	December 31,
	2003		2002
Non-Technology Sector
FBR Ashton, L.P.	$18,273	19%	$6,692	16%
Capital Crossover Partners	18,920	13%	12,736	13%
FBR Arbitrage, L.L.C	8,337	12%	11,259	20%
FBR Weston, Limited Partnership	6,975	9%	2,890	9%
FBR Private Equity Fund, L.P.	3,316	26%	1,445	20%
FBR Pegasus Fund, L.L.C	2,846	9%	2,685	11%
FBR Financial Services Partners, L.P.	1,504	6%	634	6%
FBR Future Financial Fund, L.P.	1,129	67%	1,040	63%

Total Non-Technology Sector	61,300		39,381

Technology Sector
ETP/ FBR Genomic Fund, L.P.	$1,536	6%	$1,361	6%
FBR CoMotion Venture Capital I, L.P.	1,416	8%	1,886	8%
FBR Technology Venture Partners II, L.P.	1,307	6%	2,128	6%
FBR Technology Fund	1,129	28%	752	28%
FBR Technology Venture Partners, L.P.	154	3%	653	3%
Bioscience Ventures II (QP), L.P.	530	6%	397	6%
FBR Life Sciences Fund, L.P.	384	3%	91	8%

Total Technology Sector	6,456		7,268

	$67,756		$46,649

The following table summarizes certain financial information regarding the Company’s equity method investments. See also Note 3 for additional detail regarding FBR Asset.

	December 31,
	2003	2002	2001
Total assets	$577,207	$5,815,400	$1,826,981
Total liabilities	70,152	4,716,827	1,258,816
Total equity	507,055	1,098,573	568,165
FBR’s share of total equity	67,756	120,673	99,663
Total revenue	11,239	194,497	52,551
Total expenses	11,030	110,503	40,698
Realized gains (losses)	15,347	(19,616)	32,603
Unrealized gains (losses)	103,036	(26,332)	(151,704)
Net income (loss)	118,592	38,046	(107,248)
FBR’s share of net income-net investment income (loss)	20,838	13,212	2,835
FBR’s share of net income-incentive allocations and fees	13,130	13,871	(4,343)

Investment Banking Investment Securities

Investment Banking investment securities include equity securities and warrants to purchase equity securities that were received in connection with investment banking transactions.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Building, Furniture, Equipment, Software and Leasehold Improvements:

Building, furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2003	2002	Depreciable Lives
Building, furniture and equipment	$15,382	$15,773	Forty, five and three years, respectively
Software	9,911	6,345	Three years
Leasehold improvements	6,529	5,501	Shorter of useful life or lease term
Land	—	1,550

	31,822	29,169
Less-Accumulated depreciation and amortization	(24,853)	(20,013)

	$6,969	$9,156

Note 6. Borrowings:

Repurchase Agreements

During 2003 and 2002, the Company entered into short-term repurchase agreements to finance a portion of its mortgage-backed securities investments. The repurchase agreements are collateralized by certain of the Company’s mortgage-backed securities and bear interest at rates that have related closely to LIBOR for a corresponding period. At December 31, 2003 and 2002, the Company had borrowings of $5,095,676 and $16,352, respectively outstanding under repurchase agreements with a weighted average borrowing rates of 1.14% and 2.01%, respectively. At December 31, 2003 the remaining weighted-average term to maturity of repurchase agreement borrowings was 25.6 days. The repurchase agreement borrowings outstanding at December 31, 2002 matured in August 2003. During the years ended December 31, 2003 and 2002, the weighted average borrowing rate was 1.19% and 1.94%, respectively, and the weighted average repurchase agreement balances were $4,200,715 and $15,318, respectively. See also Note 7 for information regarding the effects of interest rate swaps on the Company’s borrowing costs.

Commercial Paper

In August 2003, the Company formed Georgetown Funding, LLC (Georgetown Funding) a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program. Through its administration agreement, the Company maintains effective control over Georgetown Funding, and consolidates Georgetown Funding for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s Master Repurchase Agreement with Georgetown Funding enables the Company to finance up to $5,000,000 of mortgage-backed securities.

The Company through Georgetown Funding began issuing commercial paper in September 2003, and as of December 31, 2003, had commercial paper borrowings of $4,397,993 outstanding with a weighted average borrowing rate of 1.18% and a remaining weighted-average term to maturity of 37.3 days. During the period September 2003 (first issuance of commercial paper) to December 31, 2003, the weighted average borrowing rate was 1.17% and the weighted average commercial paper balance was $3,710,952. See also Note 7 for information regarding the effects of interest rate swaps on the Company’s borrowing costs.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Loans Payable

During 2002, the Company completed a $20,000 working capital line of credit with a commercial bank. The line of credit was secured by employee receivables and was subject to liquidity tests. As of December 31, 2002, $5,000 was outstanding under this line and $15,000 was available to the Company. The outstanding balance at December 31, 2002 was repaid in 2003 and the line of credit expired in June 2003.

As of December 31, 2002, the Company had $4,600 outstanding on margin borrowings with one of its asset management subsidiaries with an interest rate of 1.75 percent. The outstanding balance at December 31, 2002 was repaid in 2003.

As of both December 31, 2003 and 2002, the Company maintained a $40,000 subordinated revolving credit line with an affiliate of FBR & Co.’s clearing broker that expires in August 2004. There were no amounts outstanding under this line as of December 31, 2003 and 2002. The purpose of this line of credit is to make additional funds available to meet regulatory net capital requirements for participation in underwriting public offerings. Any loans outstanding under this line are available in computing net capital under the Securities and Exchange Commission’s (SEC) Uniform Net Capital Rule.

Long Term Debt

In April 2003, July 2003 and October 2003 the Company through its taxable REIT holding company FBR TRS Holdings, Inc. issued a total of $50,000 of trust preferred long term debt. The trust preferred long term debt accrues and requires payments of interest quarterly at annual rates of (1) three-month LIBOR plus 3.25% ($20,000), but no more than 12% until March 2008, (2) three-month LIBOR plus 3.10% ($20,000), and three-month LIBOR plus 3.00% ($10,000). The trust preferred long term debt is mandatorily redeemable on March 30, 2033, June 30, 2033 and October 31, 2033 respectively, or upon earlier redemption as provided in the indentures. Specifically, subsequent to June 30, 2008, September 30, 2008 and October 31, 2008, respectively the Company may redeem the securities in whole at any time or in part from time to time at a redemption amount equal to the principal amount thereof plus accrued interest.

As of December 31, 2003 and 2002, the Company had outstanding long-term debt of $4,189 and $5,266, respectively associated with the Company’s acquisition of MMA/ Rushmore. This note is collateralized by the capital stock of FBR Bank and matures on January 2, 2011. Interest on this note is imputed at 9%.

Note 7. Derivative Financial Instruments and Hedging Activities:

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. At December 31, 2003, the Company was party to seven interest rate swap agreements. One of the interest rate swaps ($50,000 notional) was previously held by FBR Asset and acquired by the Company as a result of the merger. Additionally, the Company entered into two interest rate swaps ($2,000,000 notional) during the second quarter 2003, one interest rate swap ($500,000 notional) during the third quarter 2003 and three interest rate swaps ($1,500,000 notional) during the fourth quarter 2003. The counterparties to the interest rate swap agreements are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below.

The notional amount of each agreement is matched against a like amount of current and anticipated borrowings under repurchase agreements or commercial paper to hedge the variability in interest payments associated with the borrowings. The interest rate swap agreements are highly effective hedges and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the extent the hedge was effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows. The net effect of the Company’s interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to increase expense by $306 for the year ended December 31, 2003. The total amount deferred in accumulated other comprehensive income relating to interest rate swaps is $(2,286) at December 31, 2003, all of which is expected to flow through the Company’s statement of operations over the next twelve months. This deferred amount relates to interest rate swaps entered into subsequent to the merger with FBR Asset.

The Company held the following interest rate swaps at December 31, 2003.

Current Notional Amount	Fixed Rate		Three-month LIBOR Rate	Termination Date	Fair Value
$2,000,000	1.31	%(1)	1.16%	October 15, 2004	$(678)
500,000	1.31%		1.16%	October 17, 2004	(139)
500,000	1.59%		1.14%	December 18, 2004	(1,198)
500,000	1.60%		1.14%	December 22, 2004	(1,206)
500,000	1.60%		1.13%	December 30, 2004	(136)
50,000	4.97%		1.16%	July 27, 2004	(2,009)

$4,050,000					$(5,366)

(1)	Average of two, one billion dollar notional interest rate swaps

The Company held no interest rate swaps at December 31, 2002.

As of December 31, 2003, the Company had made forward commitments to purchase approximately $810,000 in hybrid ARM securities. These commitments to purchase mortgage-backed securities are designated as cash flow hedges and as of December 31, 2003 were valued at $3,400, which is included in accumulated other comprehensive income. After settlement of the forward purchase, the fair value of the hedge is transferred from accumulated other comprehensive income to earnings over the life of the hedged item.

Note 8. FBR Bank:

MMA/Rushmore Acquisition

On April 1, 2001, the Company completed the acquisition of Money Management Associates, LP (MMA) and Rushmore Trust and Savings, FSB (Rushmore). MMA was a privately held investment adviser with $933,400 in assets under management as of March 31, 2001. Together, MMA and Rushmore were the investment adviser, servicing agent or administrator for more than 20 mutual funds. Upon closing, Rushmore was re-chartered as a national bank and was named FBR Bank & Trust. FBR Bank & Trust offered mutual fund servicing (custody, transfer agency, shareholder servicing and mutual fund accounting) and traditional banking services (lending, deposits, cash management, trust services). Under the terms of the agreement, the Company acquired MMA/ Rushmore for $17,500 in cash at closing and a $9,700 installment note payable over a ten-year period.

The total purchase price of $25,200, including capitalized transaction costs of $1,500 and the present value of the installment note at an imputed rate of 9%, was allocated:

MMA management contracts	$19,700
Bank equity	5,500

$25,200

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition of MMA/ Rushmore was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations,” and resulted in the recording of $19,700 of Management Contracts on the balance sheet. These Management Contracts were previously unrecognized intangible assets of MMA. The Management Contracts are being amortized straight-line over 15 years. Accordingly, approximately $1,300 per year will be amortized over the remaining life of this intangible asset. Income related to these management contracts is recognized as earned usually based on invested assets at a stated management fee percentage.

Assets and Liabilities Sold

Upon the condition of the merger with FBR Asset being completed, the Company entered into an undertaking with the Federal Reserve Board (the Board) to convert to an entity that would allow the Company and its subsidiaries to continue to provide trust and custody services, but that would remove the merged company from regulation by the Board as a financial holding company.

Pursuant to this undertaking, subsequent to the completion of the merger, the FBR Bank & Trust entered into an agreement to sell its loans receivable ($12,100) and customer deposits ($55,000) to an unaffiliated bank. In a separate transaction, the FBR Bank & Trust also entered into an agreement to sell its office building ($3,800). Both of these transactions closed in the third quarter of 2003. Additionally, in connection with this restructuring, FBR Bank & Trust incurred a severance charge of approximately $600 in 2003. The net effect of the sale transactions and the severance did not have a material effect on the Company’s financial condition or results of operations. Based on the successful completion of the undertakings noted above, as of September 30, 2003, the Company no longer was subject to regulation by the Board as a financial holding company. Further, as of September 30, 2003, FBR Bank and Trust’s name was changed to FBR National Trust Company and it was operating as a national trust bank.

Note 9. Income Taxes:

In connection with the Company’s merger with FBR Asset effective March 31, 2003, the parent company, FBR Group elected REIT status under the Internal Revenue Code. As a REIT, FBR Group is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group intends to distribute 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income.

To maintain tax qualification as a REIT, FBR Group must meet certain income and asset tests and distribution requirements. The REIT must distribute to shareholders at least 90% of its (parent company) taxable income. A predominance of the REIT’s gross income must come from real estate sources and other portfolio-type income. A significant portion of the REIT’s assets must consist of real estate and similar portfolio investments, including mortgage-backed securities. Beginning in 2001, the tax law changed to allow REITs to hold a certain percentage of their assets in taxable REIT subsidiaries. The income generated from the Company’s taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders. Failure to maintain REIT qualification would subject FBR Group to Federal and state corporate income taxes at regular corporate rates.

During the year ended December 31, 2003, the Company recorded $44,591 of income tax expense for the period prior to the effective date of the merger with FBR Asset as well as for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s taxable REIT subsidiaries had book income before income taxes of $116,070 in 2003. The taxable REIT subsidiaries have elected to file a consolidated Federal income tax return.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2001, the Company had a net operating loss (NOL) carryforward that offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. The Company’s 2002 operating results exceeded the NOL carryforward and its other deferred tax asset items. Consequently, all of the deferred tax asset valuation allowance was reversed and recorded in the income tax provision during the year ended December 31, 2002. Accordingly, in 2002, the Company provided for income taxes and recorded an income tax provision of $3,035 (net of the reversal of the deferred tax asset valuation allowance) relating to the net income before extraordinary gain. Additionally, the Company recorded an income tax provision of $536 related to an extraordinary gain.

The provision for income taxes consists of the following for the years ended December 31, 2003 and 2002:

	2003	2002
Federal	$37,615	$2,398
State	6,976	637

	$44,591	$3,035

Current	$37,083	$3,628
Deferred	7,508	(593)

	$44,591	$3,035

Deferred tax assets and liabilities consisted of the following as of December 31, 2003 and 2002:

	2003	2002
Tax deferred revenue	$—	$(4,042)
Unrealized investment gains, recorded in accumulated other comprehensive income (loss)	(671)	(2,766)
Unrealized investment gains/losses recorded in earnings	(6,554)	1,773
Accrued compensation	3,390	1,260
Unrealized investment losses on proprietary investment partnerships	—	127
Other, net	1,361	1,475

Net deferred tax liability	$(2,474)	$(2,173)

The provision (benefit) for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company’s and, for periods subsequent to the merger with FBR Asset, the Company’s taxable REIT subsidiaries, income tax attributable to net income (loss) before extraordinary gain computed at Federal statutory rates to income tax expense (benefit) was:

	December 31,
	2003	2002	2001
Federal income tax at statutory rate	35%	34%	(34)%
State income taxes, net of Federal benefit	4	1	(4)
Nondeductible expenses	1	2	9
Other, net	(1)	3	—
Valuation allowance	(1)	(35)	17

Effective income tax rate	38%	5%	(12)%

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Regulatory Capital Requirements:

FBR & Co., FBRIS, and Pegasus are registered with the SEC and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Securities and Futures Authority (SFA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and SFA. As of December 31, 2003 and 2002, FBR & Co. had net capital of $64,535 and $44,600 that was $55,085 and $41,900 in excess of its required net capital of $9,450 and $2,700. As of December 31, 2003 and 2002 FBRIS had net capital of $250 and $191, respectively, Pegasus had net capital of $367 and $4,192 respectively, and FBRIL had net capital of $3,223 and $2,174 respectively. As of December 31, 2003, each of the entities’ net capital exceeded their applicable required amounts.

FBR Bank is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (OCC). Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by the OCC that, if undertaken, could have a direct material effect on the financial statements of FBR Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBR Bank’s assets, liabilities, and certain off-balance sheet items are calculated under regulatory accounting practices. FBR Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum amounts and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2003, FBR Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003 and 2002, the most recent notification from the OCC categorized FBR Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR Bank’s category.

Note 11. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company invests in adjustable rate agency-backed MBS and equity securities that are primarily traded in United States markets. The Company funds its investments in MBS through repurchase agreement borrowings and commercial paper borrowings. Accordingly, the Company is subject to leverage and interest rate risk. The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2003 and 2002, except for the cash flow hedging activities that are discussed in Note 7, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, the Company has sold securities it does not currently own in anticipation of a decline in the fair value of that security (securities sold, not yet purchased). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

Market Risk

Market risk is primarily caused by movements in market prices of the Company’s trading and investment account securities and changes in value of the underlying securities of the investment partnerships in which the

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company invests. The Company’s trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to manage market risk through monitoring procedures. The Company’s principal transactions are primarily long and short equity and debt transactions.

Positions taken and commitments made by the Company, including those made in connection with venture capital and investment banking activities, have resulted in substantial amounts of exposure to individual issuers and businesses, including non-investment grade issuers, securities with low trading volumes and those not readily marketable. These issuers and securities expose the Company to a higher degree of risk than associated with investment grade instruments.

Credit Risk

The Company’s broker-dealer subsidiaries function as introducing brokers that place and execute customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

Through indemnification provisions in agreements with clearing organizations, customer activities may expose the Company to off-balance-sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. The Company seeks to manage the risks associated with customer activities through customer screening and selection procedures as well as through requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

The Company’s equity and debt investments include non-investment grade securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose the Company to a higher degree of risk than associated with readily marketable securities.

General Partnership and Managing Member Interests

As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company’s subsidiaries may be exposed to liabilities that exceed the balance sheet value of the Company’s investment in the relevant vehicles. To limit the Company’s exposure to such excess liabilities the Company has formed limited liability companies, which are wholly owned by the relevant subsidiary, to hold the respective general partner or managing member interest. The hedge funds and other partnerships that we manage through subsidiaries as a general partner or managing member had $65,372 of liabilities as of December 31, 2003, primarily margin debt, not reflected on our balance sheet.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short and long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2004	2005	2006	2007	2008	Thereafter	Total
Repurchase agreement borrowings	$5,095,676	$—	$—	$—	$—	$—	$5,095,676
Commercial paper borrowings	4,397,993	—	—	—	—	—	4,397,993
Long-term debt	970	970	970	970	970	49,339	54,189
Minimum rental and other contractual commitments (1)	9,505	8,978	6,082	3,118	1,702	2,960	32,345
Capital commitments (2)	—	—	—	—	—	—	—

Total Contractual Obligations	$9,504,144	$9,948	$7,052	$4,088	$2,672	$52,299	$9,580,203

(1)	Equipment and office rent expense for 2003, 2002 and 2001 were $5,156, $5,077 and $4,970, respectively.
(2)	The table above excludes $7,154 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

As of December 31, 2003, the Company had made forward commitments to purchase approximately $810,000 in hybrid ARM securities.

Clearing Broker

FBR & Co. clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between FBR & Co. and the clearing broker, the clearing broker has the right to charge FBR & Co. for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge FBR & Co. has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2003, the Company has recorded no liabilities and during 2003 incurred no significant costs with regard to this right.

Litigation

As of December 31, 2003, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is routinely subject to various reviews, examinations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s operating results and financial condition.

Note 13. Executive Officer Compensation:

During 2003 and 2002, certain of the Company’s executive officers were eligible for incentive bonuses under the Key Employee Incentive Plan (the Plan). The incentive bonus pool is calculated based on pre-tax and pre-bonus profits as specified in the Plan. During the years ended December 31, 2003 and 2002, the Company recorded $21,507 and $14,213, respectively, of executive officer compensation, and, as of December 31, 2003 and 2002, $11,154 and $4,518, respectively, of this executive officer compensation was accrued.

During 2001, certain of the Company’s executive officers were eligible for bonuses under a similar plan. During 2001, under this plan, in accordance with a performance formula that included revenue, net income, return on equity and share price measures, the Company accrued $877 of executive officer compensation all of which was paid during 2002.

Note 14. Shareholders’ Equity:

The Company has authorized share capital of 450 million shares of Class A Common Stock, par value $0.01 per share; 100 million shares of Class B Common Stock, par value $0.01 per share; and 25 million shares of undesignated preferred stock. Holders of the Class A and Class B Common Stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B Common Stock convert to shares of Class A Common Stock at the option of the Company in certain circumstances including (i) upon sale or other transfer, (ii) at the time the holder of such shares of Class B Common Stock ceases to be affiliated with the Company and (iii) upon the sale of such shares in a registered public offering. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms that could delay or prevent a change in control of the Company or make removal of management more difficult. At present, the Company has no plans to issue any of the preferred stock.

Equity Offering

In October 2003, the Company completed a follow-on offering of 26,450,000 shares (including over-allotment option) of Class A common stock at a price of $17.00 per share. FBR & Co. was the sole book runner of the offering. The net proceeds from the offering, after deducting underwriting discounts and offering expenses were approximately $430,000. The Company used the net proceeds to invest in mortgage-backed securities, equity securities and for other general corporate purposes.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

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

On December 11, 2003, the Company’s Board of Directors approved a dividend of $0.34 per common share payable on January 30, 2004 to shareholders of record on December 31, 2003.

Stock and Annual Incentive Plan (the Stock Plan)

Under the Stock Plan, the Company may grant options to purchase stock appreciation rights, performance awards and restricted and unrestricted stock to purchase up to 14,900,000 shares of Class A Common Stock to eligible participants in the Plan. Participants include employees and officers of the Company and its subsidiaries. The Stock Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. Details of stock options granted are as follows:

	Number of Shares	Exercise Prices
Balance as of December 31, 2000	8,055,263	$5.19–$20.00
Granted in 2001	4,567,721	$4.61–$ 7.77
Forfeitures in 2001 upon departure of employees	(1,512,641)	$5.81–$20.00
Exercised in 2001	(3,128,998)	$5.81–$ 6.19

Balance as of December 31, 2001	7,981,345	$4.61–$20.00
Granted in 2002	600,500	$5.19–$11.13
Forfeitures in 2002 upon departure of employees	(313,174)	$5.81–$20.00
Exercised in 2002	(600,333)	$5.45–$ 8.63

Balance as of December 31, 2002	7,668,338	$4.50–$20.00

Granted in 2003	80,000	$8.44–$17.28
Forfeitures in 2003 upon departure of employees	(55,919)	$5.39–$20.00
Exercised in 2003	(4,251,277)	$4.50–$20.00

Balance as of December 31, 2003	3,441,142	$4.50–$20.00

All options outstanding at March 30, 2003 vested as a result of the merger with FBR Asset. Options issued subsequently during 2003 become exercisable ratably over three years and have a term of three years. As of December 31, 2003, 3,381,142 of the total options outstanding were exercisable. As of December 31, 2003 and 2002, respectively, the weighted average exercise price was $11.05 and $10.47 and the remaining weighted average contractual lives of options outstanding were 5.0 years and 5.4 years, respectively.

Director Stock Compensation Plan

Under the Director Stock Compensation Plan (the Director Plan), the Company may grant options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees up to 200,000 shares of Class A Common Stock to all non-employee directors as a group. Prior to the merger, the Company had awarded stock options to directors, all of which vested upon the merger. Following the merger, the Board determined to make awards of RSUs instead of options, and approved annual awards of RSUs equal in value to $50,000 to each director

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be made in conjunction with the annual shareholders meeting. In addition, each of the Chairmen of the Board’s Committees receives one half of his quarterly fees for service as Chairmen in RSUs. These RSUs vest the day before the next annual meeting of shareholders, and are convertible to Class A Common Stock one year following completion of the director’s service on the Board. All options, stock and RSUs awarded under the Director Plan are nontransferable other than by will or the laws of descent and distribution. During 2003, 2002 and 2001, the Company granted 25,665 RSUs and 19,000 and 9,000 options, respectively, under the Director Plan.

Employee Stock Purchase Plan

Employees began participating in the 1997 Employee Stock Purchase Plan (the Purchase Plan) on September 1, 1998. Under this Purchase Plan, one million shares of Class A Common Stock were reserved for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 95% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Purchase Plan does not result in compensation expense. During 2003, 248,170 shares were issued under the Purchase Plan for $2,369. During 2002, 241,574 shares were issued under the Purchase Plan for $1,763.

Employee Stock Purchase and Loan Plan

On June 26, 2001 and August 10, 2001, the Company repurchased 4,228,000 and 772,000 shares, respectively, of Class B common stock from an executive officer of the Company for $5.50 per share. The shares were converted to Class A common stock and sold to other Company employees at the same price. Upon settlement of the repurchase and sales transactions on July 5, 2001 and August 15, 2001, respectively, the Company received 20% ($1.10 per share) of the purchase price in cash from the employees, and received five-year, limited recourse promissory notes from the employees with interest accruing at 6.5% accreting to principal for the remaining purchase price. The notes were collateralized by all of the stock purchased under the plan.

For accounting purposes, the portion of the employee share purchase financed by the Company (80%) is considered a stock option, and deducted from shareholders’ equity. These shares are deducted from shares outstanding in computing book value and basic earnings per share. During the fourth quarter of 2003, $15,905 of the related employee loans were sold to third party lending institutions. Accordingly, as of December 31, 2003 and 2002, $8,277 and $22,706 financed (including accrued interest) by the Company, respectively and the 1,290,198 and 4,000,000 common shares, respectively related to the financing, are reflected as a receivable in shareholders’ equity. As the employees repay the loans, or the loans are sold, shareholders’ equity and shares outstanding will increase. In addition, the interest earned on the employee loans was added to paid-in-capital and excluded from net income. During the year ended December 31, 2003, $4,383 of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes, and pledged to the Company as collateral.

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. In accordance with this repurchase program, a portion of the stock acquired may be used for the three stock-based compensation plans described previously. Under a previous, but similar share repurchase program, during the three months ended March 31, 2003, the Company repurchased 976,000 shares of its Class A common stock at a cost of $8,200. There were no other share repurchases during 2003. In July 1998, the Company’s Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company’s Class A Common Stock from time to time. As of December 31, 2002, the Company had the ability under the 1998 Repurchase Plan to repurchase approximately 1 million shares of the Company’s Class A common stock.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be three separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management includes the Company’s fee based asset management operations as well as certain investments that are incidental to asset management activities. The Company’s principal investing segment was initiated subsequent to completing the merger with FBR Asset, and includes the Company’s mortgage-backed security investment activities, and substantially all of the Company’s equity security investing activities. Accordingly, there is no comparable 2002 financial information for this segment. The accounting policies of these segments are the same as those described in Note 2. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The Company’s revenues from foreign operations totaled $13,951, $9,200, and $7,900 in 2003, 2002 and 2001, respectively. The following tables illustrate the financial information for the Company’s segments for the years indicated.

	Capital Markets	Asset Management	Principal Investing	Consolidated Totals
2003
Total revenues	$354,264	$49,322	$224,939	$628,525
Compensation and benefits	188,772	17,986	19,631	226,389
Total expenses	259,357	35,921	87,242	382,520
Pre-tax income	94,907	13,401	137,697	246,005
Total assets	291,904	34,195	11,007,514	11,333,613
Total net assets	162,065	29,786	1,362,488	1,554,339

2002
Total revenues	$206,275	$61,928	—	$268,203
Compensation and benefits	123,857	23,215	—	147,072
Total expenses	170,878	41,884	—	212,762
Pre-tax income before extraordinary gain	35,397	20,044	—	55,441
Extraordinary gain	—	1,413	—	1,413
Pre-tax income after extraordinary gain	35,397	21,457	—	56,854
Total assets	135,067	271,118	—	406,185
Total net assets	71,476	173,689	—	245,165

2001
Total revenues	$139,851	$20,938	—	$160,789
Compensation and benefits	96,731	11,381	—	108,112
Total expenses	148,354	28,057	—	176,411
Pre-tax loss before extraordinary gain	(8,503)	(7,119)	—	(15,622)
Extraordinary gain	—	1,148	—	1,148
Pre-tax loss after extraordinary gain	(8,503)	(5,971)	—	(14,474)
Total assets	104,126	187,832	—	291,958
Total net assets	38,349	146,962	—	185,311

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2003, 2002 and 2001. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation of the results for such periods. Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net Income (Loss) Before Income Taxes	Net Income (Loss) Before Extraordinary Items	Net Income (Loss) After Extraordinary Items	Basic Earnings (Loss) Per Share Before Extraordinary Items	Diluted Earnings (Loss) Per Share Before Extraordinary Items	Basic Earnings (Loss) Per Share After Extraordinary Items	Diluted Earnings Per Share After Extraordinary Items
2003
First Quarter	$49,539	$8,566	$8,566	$8,566	$0.12	$0.12	$0.12	$0.12
Second Quarter	148,439	64,953	64,953	64,953	0.43	0.43	0.43	0.43
Third Quarter	184,960	71,444	71,444	71,444	0.42	0.41	0.42	0.41
Fourth Quarter	245,587	101,042	101,042	101,042	0.50	0.49	0.50	0.49

Total Year	$628,525	$246,005	$246,005	$246,005	$1.68	$1.63	$1.68	$1.63

2002
First Quarter	$54,370	$8,889	$8,889	$10,302	$0.19	$0.19	$0.23	$0.22
Second Quarter	73,254	17,779	17,779	17,779	0.39	0.36	0.39	0.36
Third Quarter	81,712	17,992	15,649	15,113	0.34	0.32	0.33	0.31
Fourth Quarter	58,867	10,781	10,089	10,089	0.22	0.21	0.22	0.21

Total Year	$268,203	$55,441	$52,406	$53,283	$1.14	$1.08	$1.16	$1.10

2001
First Quarter	$22,453	$(6,139)	$(6,139)	$(6,139)	$(0.12)	$(0.12)	$(0.12)	$(0.12)
Second Quarter	55,152	5,110	5,110	5,110	0.10	0.10	0.10	0.10
Third Quarter	21,783	(22,390)	(22,390)	(22,390)	(0.49)	(0.49)	(0.49)	(0.49)
Fourth Quarter	61,401	7,797	9,557	10,705	0.21	0.21	0.24	0.24

Total Year	$160,789	$(15,622)	$(13,862)	$(12,714)	$(0.29)	$(0.29)	$(0.27)	$(0.27)

FINANCIAL STATEMENTS OF FBR ASSET INVESTMENT CORPORATION

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of FBR Asset Investment Corporation:

We have audited the accompanying consolidated statements of financial condition of FBR Asset Investment Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FBR Asset Investment Corporation and subsidiaries as of December 31, 2002, and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/ KPMG LLP

McLean, Virginia

January 29, 2003

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

As of December 31, 2002 and 2001

	As of December 31, 2002	As of December 31, 2001
ASSETS

Mortgage-backed securities, at fair value	$5,208,616,030	$1,238,365,511
Investments in equity securities, at fair value	103,171,251	61,692,660
Cash and cash equivalents	17,049,984	6,630,379
Dividends, interest and fees receivable	36,341,740	10,241,837
Deposits	4,662	—
Note receivable	—	8,000,000
Prepaid expenses and other assets	440,664	194,831

Total assets	$5,365,624,331	$1,325,125,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$4,535,881,000	$1,105,145,000
Interest rate swaps	18,007,914	1,159,167
Interest payable	9,831,082	2,177,892
Dividends payable	40,539,215	10,645,659
Management and incentive fees payable	7,960,512	1,117,458
Accounts payable and accrued expenses	1,125,406	505,549
Income taxes payable	93,375	473,403
Other	16,606	35,544

Total liabilities	$4,613,455,110	$1,121,259,672

Shareholders’ Equity:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized	—	—
Common stock, par value $.01 per share, 200,000,000 shares authorized, 26,154,332 and 8,502,527 shares issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	261,543	85,025
Additional paid-in capital	701,929,172	206,916,930
Accumulated other comprehensive income	64,939,642	15,154,257
Retained deficit	(14,961,136)	(18,290,666)

Total shareholders’ equity	752,169,221	203,865,546

Total liabilities and shareholders’ equity	$5,365,624,331	$1,325,125,218

The accompanying notes are an integral part of these consolidated financial statements.

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	Year Ended December 31,
	2002	2001	2000
Revenue:
Interest	$176,204,590	$32,390,594	$18,758,866
Dividends	3,366,711	3,820,985	5,082,191
Fees	6,391,479	2,875,780	—

Total revenue	185,962,780	39,087,359	23,841,057

Expenses:
Interest	67,557,800	14,612,625	10,935,130
Management and incentive fees	22,410,940	3,494,357	1,078,713
Professional fees and other	4,858,281	772,152	596,374

Total expenses	94,827,021	18,879,134	12,610,217

Realized gain on sale of mortgage-backed securities, net	11,786,103	1,106,598	67,358
Realized gain on sale of equity securities, net	16,637,023	2,768,534	2,692,304
Recognized loss on available-for-sale equity securities	—	(544,880)	(5,626,022)

Net income before taxes	119,558,885	23,538,477	8,364,480

Income tax provision	(2,488,895)	(473,403)	—

Net income	$117,069,990	$23,065,074	$8,364,480

Basic earnings per share	$5.73	$4.27	$1.84

Basic weighted-average common and equivalent shares	20,431,759	5,402,150	4,543,532

Diluted earnings per share	$5.72	$4.17	$1.84

Diluted weighted-average common and equivalent shares	20,454,850	5,525,270	4,543,532

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Additional Paid-In Capital	Ratined Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance, December 31, 1999	$58,063	$132,930,479	$(15,463,462)	$(12,982,359)	104,542,721	$1,960,760
Repurchase of common stock	(19,219)	(25,401,416)	—	—	(25,420,635)
Net income	—	—	8,364,480	—	8,364,480	$8,364,480
Other comprehensive income
Change in unrealized loss on available-for-sale securities	—	—	—	12,233,668	12,233,668	12,233,668
Dividends	—	—	(12,879,650)	—	(12,879,650)	—

Balance, December 31, 2000	38,844	107,529,063	(19,978,632)	(748,691)	86,840,584	$20,598,148

Issuance of common stock	50,300	107,575,383	—		107,625,683
Repurchase of common stock	(4,119)	(8,330,016)			(8,334,135)
Options granted	—	142,500	—		142,500
Net income	—	—	23,065,074	—	23,065,074	$23,065,074
Other comprehensive income
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	17,062,115	17,062,115	17,062,115
Change in unrealized loss on cash flow hedge	—	—	—	(1,159,167)	(1,159,167)	(1,159,167)
Dividends	—	—	(21,377,108)	—	(21,377,108)	—

Balance, December 31, 2001	85,025	206,916,930	(18,290,666)	15,154,257	203,865,546	$38,968,022

Issuance of common stock	176,518	495,012,242	—	—	495,188,760	$—
Net income	—	—	117,069,990	—	117,069,990	117,069,990
Other comprehensive income
Reclassification adjustment for gains from disposition included in net income	—	—	—	(6,789,432)	(6,789,432)	(6,789,432)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	73,032,314	73,032,314	73,032,314
Change in unrealized loss on cash flow hedges	—	—	—	(16,457,497)	(16,457,497)	(16,457,497)
Dividends	—	—	(113,740,460)	—	(113,740,460)	—

Balance, December 31, 2002	$261,543	$701,929,172	$(14,961,136)	$64,939,642	$752,169,221	$166,855,375

The accompanying notes are an integral part of these consolidated financial statements.

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$117,069,990	$23,065,074	$8,364,480
Adjustments to reconcile net income to net cash provided by operating activities:
Realized and recognized (gain) loss on mortgage-backed and equity securities, net	(28,423,126)	(3,330,252)	2,866,360
Amortization	—	—	4,717
Premium amortization on mortgage-backed securities	26,981,853	4,779,118	296,626
Compensation expense related to stock option grants	293,092	142,500	—
Changes in operating assets and liabilities:	—	—
Dividends, interest and fees receivable	(26,099,903)	(8,428,358)	1,227,197
Due from custodian	—	—	806,093
Prepaid expenses and other	(245,833)	26,797	31,888
Management and incentive fees payable	6,843,054	1,038,731	(158,440)
Accounts payable and accrued expenses	619,858	268,329	107,539
Interest payable	7,653,190	1,333,051	357,619
Income taxes payable	(380,028)	473,403	—
Other	(23,600)	(139,241)	(3,519)

Net cash provided by operating activities	104,288,547	19,229,152	13,900,560

Cash flows from investing activities:
Purchase of mortgage-backed securities	(6,039,012,781)	(1,340,540,932)	(40,917,985)
Investments in equity securities	(80,480,030)	(30,269,000)	(1,801,410)
Investments in notes receivable	(33,137,333)	(12,000,000)	(4,000,000)
Repayment of notes receivable	41,137,333	8,000,000	27,000,000
Proceeds from sale of mortgage-backed securities	780,480,734	96,938,432	101,529,084
Proceeds from sale of equity securities	44,211,458	14,201,575	29,239,857
Receipt of principal payments on mortgage-backed securities	1,350,755,663	158,183,398	23,720,735

Net cash (used in) provided by investing activities	(3,936,044,956)	(1,105,486,527)	134,770,281

Cash flows from financing activities:
Proceeds from (repayments of) repurchase agreements, net	3,430,736,000	971,249,000	(87,818,000)
Proceeds from issuance of common stock	494,895,668	107,625,683	—
Dividends paid	(83,846,904)	(14,463,360)	(12,039,107)
Proceeds from termination of eurodollar futures contracts	391,250	—	—
Repurchase of common stock	—	(8,334,135)	(25,420,635)

Net cash provided by (used in) financing activities	3,842,176,014	1,056,077,188	(125,277,742)

Net increase (decrease) in cash and cash equivalents	10,419,605	(30,180,187)	23,393,099
Cash and cash equivalents, beginning of the period	6,630,379	36,810,566	13,417,467

Cash and cash equivalents, end of the period	$17,049,984	$6,630,379	$36,810,566

Supplemental disclosure:
Cash payments for interest	$59,904,610	$13,279,574	$10,577,511

Cash payments for income tax	$2,868,923	—	—

The accompanying notes are an integral part of these statements.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Operations

FBR Asset Investment Corporation (“FBR Asset” or the “Company”) was incorporated in Virginia on November 10, 1997. FBR Asset commenced operations on December 15, 1997, upon the closing of a private placement of equity capital.

FBR Asset is organized as a real estate investment trust (“REIT”) whose primary purpose is to purchase mortgage-backed securities and make investments in debt and equity securities of companies engaged in real estate-related and other businesses. The Company invests in mortgage loans and mortgage-backed securities, that represent a 100 percent interest in the underlying conforming mortgage loans and are guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal National Mortgage Association (“Fannie Mae”), or by private issuers that are secured by real estate (together the “Mortgage Assets”). The Company also acquires indirect interests in those and other types of real estate-related assets by investing in public and private real estate companies, subject to the limitations imposed by the various REIT qualification requirements. Funds not immediately allocated are generally temporarily invested in readily marketable, interest-bearing securities. To seek yields commensurate with its investment objectives, the Company leverages its mortgage-backed security portfolio primarily with collateralized borrowings. The Company uses derivative financial instruments to hedge a portion of the interest rate risk associated with its borrowings.

During 2001, FBR Asset acquired a registered broker-dealer from Friedman, Billings, Ramsey, Group Inc. (“FBR Group”) called Pegasus Capital Corporation (“Pegasus”). At this time the Company made a taxable REIT subsidiary electing for Pegasus, established another taxable REIT subsidiary and created a holding company to hold the two subsidiaries.

The Company is managed by Friedman, Billings, Ramsey Investment Management, Inc. (“FBR Management”), a subsidiary of FBR Group.

Merger Agreement with FBR Group

On November 15, 2002, the Company and FBR Group announced that they had signed a definitive agreement to merge the two firms in a tax-free stock for stock exchange. Under terms of the transaction, each share of FBR Asset common stock outstanding at closing will be converted into 3.65 shares of Class A Common Stock, and each share of FBR Group will be converted into one corresponding Class A or Class B share of a new entity which will elect REIT status for tax purposes.

The transaction is subject to customary closing conditions, including regulatory approvals and the approval of both the Company’s and FBR Group’s shareholders. A special meeting of the Company’s shareholders will be held in the first quarter 2003 to vote on the proposed merger. If the shareholders of the Company and FBR Group approve the merger agreement, the transaction is expected to close by the end of the first quarter of 2003. If approved, the merger will be accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting.

Under the terms of the transaction, the board of directors of both FBR Group and FBR Asset will be merged, resulting in a nine member board of directors. Seven of the nine members of the reconstituted board will be outside directors. The transaction was approved by the Special Committee of the FBR Asset Board of Directors, consisting of all of the directors of FBR Asset who are not affiliated with FBR Group. The FBR Asset Special Committee was advised by Lehman Brothers Inc.

As of December 31, 2002, the Company had incurred approximately $2.4 million in costs associated with this proposed merger. These costs are reflected in professional fees and other in the Consolidated Statements of

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income for the year ended December 31, 2002. In addition, if the merger is consummated, under the terms of its agreement with Lehman Brothers, FBR Asset has agreed to pay Lehman Brothers a fee equal to 0.30% of the FBR Asset Market Value at the time the merger is consummated, as defined. If the merger was consummated on January 31, 2003 this fee would have been approximately $2.4 million.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Investments in Mortgage-Backed Securities

Mortgage-backed security transactions are recorded on the date the securities are purchased or sold. Any amounts payable or receivable for unsettled trades are recorded as “due to or due from custodian” in the Company’s Statement of Financial Condition.

The Company accounts for its investments in mortgage-backed securities as available-for-sale securities. The Company does not hold its mortgage-backed securities for trading purposes, but may not hold such investments to maturity. Securities classified as available-for-sale are reported at fair value, with temporary unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity. Realized gains and losses on mortgage-backed securities transactions are determined on the average cost.

Unrealized losses on mortgage-backed securities that are determined to be other than temporary are recognized in income. Management regularly reviews its investment portfolio for other than temporary market value decline. There were no such adjustments for mortgage-backed investments during the periods presented.

The fair value of the Company’s mortgage-backed securities are based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market transaction.

Income from investments in mortgage-backed securities is recognized using the effective interest method, using the expected yield over the life of the investment. Income includes contractual interest accrued and the amortization or accretion of any premium or discount recorded upon purchase. Changes in anticipated yields result primarily from changes in actual and projected cash flows and estimated prepayments. Changes in the yield that result from changes in the anticipated cash flows and prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment.

Investments in Equity Securities

Investments in securities that are listed on a national securities exchange (or reported on the Nasdaq National Market) are stated at the last reported sale price on the day of valuation. Listed securities for which no sale was reported are stated at the mean between the closing “bid” and “asked” price on the day of valuation. Investments which are not listed on a national securities exchange (or reported on a national securities exchange) are carried at cost.

Consistent with the intention to have the Company operate as a REIT, management concluded that its investments in equity securities are being held for long-term yield, capital appreciation, and cash flow. Accordingly, management has classified such investments as available-for-sale.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains and losses are recorded on the date of the transaction using the specific identification method. The difference between the purchase price and market price (or fair value) of investments in securities is reported as an unrealized gain or loss and a component of comprehensive income. Dividend income is recognized on the ex-dividend date.

Management regularly reviews any declines in the market value of its equity investments for declines that are other than temporary. Such declines are recorded in operations as a “recognized loss on available-for-sale securities.”

Note Receivable

Notes Receivable are carried at cost as the Company has the intent to hold such note receivables for the foreseeable future. Interest income is recognized using the effective interest method which recognizes any fees or costs related to the Note over its life. If it becomes probable the Company will not collect the scheduled payments on the Notes Receivable then the Note Receivable is considered impaired and written down to fair value if applicable.

Cash and Cash Equivalents

All investments with original maturities of less than three months are cash equivalents. As of December 31, 2002, cash and cash equivalents consisted of $4.2 million of cash deposited in two commercial banks and $12.8 million in three separate domestic money market funds. As of December 31, 2001, cash and cash equivalents consisted of $1.4 million of cash deposited in two commercial banks and $5.2 million in three separate domestic money market funds. The carrying amount of cash equivalents approximates their fair value.

Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the statement of income adjusted for other comprehensive income. Other comprehensive income for the Company is changes in unrealized gains and losses related to the Company’s mortgage-backed securities and equity securities accounted for as available-for-sale with changes in fair value recorded through shareholders’ equity and changes in unrealized gains and losses related to the Company’s use of cash flow hedges.

Net Income Per Share

FBR Asset presents basic and diluted earnings per share. Basic earnings per share excludes potential dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in earnings. This includes stock options for the company which were dilutive for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

FBR Asset has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, FBR Asset must meet certain income and asset tests and distribution requirements. FBR Asset generally will not be subject to federal income tax at the corporate level to the extent that it distributes at least 90 percent of its taxable income to its shareholders and complies with certain other requirements. Failure to meet these requirements could have a material adverse impact on FBR Asset’s results or financial condition. Furthermore, because FBR Asset’s investments include stock in other REITs, failure of those REITs to maintain their REIT status could jeopardize FBR Asset’s qualification as a REIT.

Income generated by the Company’s taxable REIT subsidiaries will generally be taxed at normal corporate rates and will generally not be distributed to our shareholders. For the years ended December 31, 2002 and 2001, FBR Asset recorded $2.5 million and $.5 million of income tax provisions from income attributable to the taxable REIT subsidiaries.

Stock Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.” Pursuant to SFAS No. 123, the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) for stock options issued to employees and non-employee directors. Under APB No. 25, compensation expense is recorded to the extent the fair market value of the Company’s stock exceeds the strike price of the option on the date of grant.

Financial Instruments

Management believes that insignificant differences exist between the carrying value and the fair value of financial instruments except as otherwise noted in the footnotes to the financial statements.

Note 3. Mortgage-Backed Securities

The following tables summarize FBR Asset’s mortgage-backed securities as of December 31, 2002 and 2001:

Total Mortgage Assets	December 31, 2002	December 31, 2001
Mortgage-backed securities, available-for-sale(1)	$5,048,575,748	$1,211,550,848
Unamortized net premium	80,940,852	25,385,118

Amortized cost	5,129,516,600	1,236,935,966
Gross unrealized gains	79,234,339	4,092,851
Gross unrealized losses	(134,909)	(2,663,306)

Estimated fair value	$5,208,616,030	$1,238,365,511

(1)	Includes principal receivable of $136,084,057.

As of December 31, 2002 and 2001, respectively, $4.5 billion and $1.2 billion of the mortgage-backed securities were pledged as collateral for the repurchase agreements and interest rate swaps. As of December 31, 2002, FBR Asset had made commitments to purchase $1.4 billion of hybrid ARM securities.

During 2002, FBR Asset received proceeds of $780.5 million from the sale of mortgage-backed securities. The Company recorded $12.1 million in gross realized gains and $0.3 in gross realized losses related to these

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sales. For the year ended December 31, 2002 the weighted average coupon rate on mortgage-backed securities was 5.43% and the weighted average effective yield was 4.63%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 2.35 years at December 31, 2002.

During 2001, FBR Asset received proceeds of $96.9 million from the sale of mortgage-backed securities. The Company recorded $1.1 million in gross realized gains related to these sales and incurred no realized losses. For the year ended December 31, 2001 the weighted average coupon rate on mortgage-backed securities was 6.38% and the weighted average effective yield was 5.81%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 4.37 years at December 31, 2001.

During 2000, FBR Asset received proceeds of $101.5 million from the sale of mortgage-backed securities. The Company recorded $1.7 million in gross realized losses and $0.3 million in gross realized gains related to these sales. Concurrent with these sales, FBR Asset terminated a related hedge position and recorded a $1.5 million gain. For the year ended December 31, 2000 the weighted average coupon rate on mortgage-backed securities was 7.00% and the weighted average effective yield was 6.68%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 4.20 years at December 31, 2000.

Note 4. Equity Investments

At December 31, 2002, FBR Asset’s equity investments had an aggregate cost basis of $99.7 million, a fair value of $103.2 million, unrealized gains of $6.7 million and unrealized losses of $3.2 million.

At December 31, 2001, FBR Asset’s equity investments had an aggregate cost basis of $46.8 million, fair value of $61.7 million, and unrealized gains of $14.9 million.

	December 31, 2002			December 31, 2001
Equity Investments	Shares	Cost Basis	Fair Value	Shares	Cost Basis	Fair Value
American Financial Realty Trust(1)	3,763,441	$35,000,001	$35,000,001	—	$—	$—
Americredit Corp.	5,000,000	35,250,000	38,700,000	—	—	—
Annaly Mortgage Management, Inc.	—	—	—	800,000	7,144,000	12,800,000
Anworth Mortgage Asset Corporation	—	—	—	500,000	3,890,625	4,550,000
Capital Automotive REIT	—	—	—	920,115	12,835,604	18,301,087
Franklin Bank Corp.(1)	600,000	5,580,000	5,580,000	—	—	—
MCG Capital Corporation	625,000	9,934,375	6,731,250	625,000	9,934,375	11,125,000
Oxford Finance Corp.(1)	500,000	4,650,000	4,650,000	—	—	—
RAIT Investment Trust	—	—	—	344,575	3,704,181	5,616,573
Saxon Capital Acquisition Corp.	1,000,000	9,300,000	12,510,000	1,000,000	9,300,000	9,300,000

Total		$99,714,376	$103,171,251		$46,808,785	$61,692,660

(1)	American Financial Realty Trust, Franklin Bank Corp., and Oxford Finance Corp. shares are not currently registered for public trading. As of December 31, 2002 these investments were carried at cost.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, FBR Asset received proceeds of $44.2 million from the sale of equity securities. The Company recorded $16.6 million in gross realized gains and no realized losses related to these sales. During 2001, FBR Asset received proceeds of $14.2 million from the sale of equity securities. The Company recorded $3.0 million in gross realized gains and $0.2 million in gross realized losses related to these sales. During 2000, FBR Asset received proceeds of $29.2 million from the sale of equity securities. The Company recorded $2.9 million in gross realized gains and $0.2 million in gross realized losses related to these sales.

Warrants

FBR Asset owns warrants to acquire 131,096 shares of Kennedy-Wilson common stock at a price of $7.5526 per share. The warrants expire in June 2003. As of December 31, 2002, the market price of Kennedy-Wilson common stock was $3.69 per share. As of December 31, 2001, the market price of Kennedy-Wilson common stock was $4.24 per share.

Note 5. Repurchase Agreements

FBR Asset has entered into short-term repurchase agreements to finance a significant portion of its mortgage-backed investments. The repurchase agreements are secured by certain of FBR Asset’s mortgage-backed securities and bear interest at rates that have historically related closely to LIBOR for a corresponding period.

At December 31, 2002, the Company had borrowings of $4.5 billion outstanding under repurchase agreements with a weighted average borrowing rate of 1.35% and a remaining weighted-average term to maturity of 20 days. For the year ending December 31, 2002, the weighted average borrowing rate of the Company’s repurchase agreements was 1.73% and the weighted average repurchase agreement balance was $3.5 billion. At December 31, 2001, the Company had borrowings of $1.1 billion outstanding under repurchase agreements with a weighted average borrowing rate of 1.87% and a remaining weighted-average term to maturity of 15 days.

Financing assets through repurchase agreements exposes us to the risk that margin calls will be made (when the loan to value increases above the lenders limit) and that we will not be able to meet those margin calls. Although we have not in the past received any margin calls, there can be no assurance that we will not receive margin calls in the future or, if received, that we will be able to meet those future margin calls. To meet margin calls the Company may sell mortgage-backed securities and those sales of mortgage-backed securities could result in realized losses.

Note 6. Derivative Financial Instruments and Hedging Activities

FBR Asset may from time to time enter into interest rate swap agreements to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. The interest rate swap agreements have historically been structured such that FBR Asset receives payments based on a fixed interest rate. The variable interest rate on which payments are received is calculated based on the three-month LIBOR. FBR Asset’s repurchase agreements generally have maturities of 30 to 90 days and carry interest rates that correspond to LIBOR rates for those same periods. The swap agreements effectively fix FBR Asset’s borrowing cost and are not held for speculative or trading purposes. The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings.

At December 31, 2002, FBR Asset was party to four interest rate swap agreements. These derivative contracts are with primary broker dealers. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notional amount of each agreement is matched against a like amount of current and anticipated borrowings under repurchased agreements to hedge the variability in interest payments associated with the repurchase agreements. The interest rate swap agreements are highly effective hedges and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“FAS 133”). Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are effected by the hedged cash flows.

Derivative Financial Instruments at December 31, 2002:

Interest Rate Swaps

Current Notional Amount	Average Fixed Rate		Three-month LIBOR Rate		Termination Date	Fair Value
$3,000,000,000	2.149	%(1)	1.768	%(1)	July 21, 2003(1)	$(14,587,307)
50,000,000	4.970%		1.830%		July 27, 2004	(3,420,607)

$3,050,000,000						$(18,007,914)

(1)	Average of three, one billion dollar notional swaps

Derivative Financial Instruments at December 31, 2001:

Current Notional Amount	Average Fixed Rate	Three-month LIBOR Rate	Termination Date	Fair Value
$50,000,000	4.970%	2.280%	July 27, 2004	$(1,159,167)

During the third quarter of 2002, the Company purchased two Eurodollar futures contracts. As part of the Company’s interest rate risk management, on October 15, 2002, the Company closed out its Eurodollar futures contracts. These transactions resulted in a deferred gain of approximately $0.4 million. This deferred gain is currently recorded in other comprehensive income and will be amortized into income over the original hedge period of July through December 2003. Further, of the December 31, 2002 value of the interest rate swaps, all but approximately $1.1 million will flow through the Company’s income statement over the next twelve months.

The total change in the fair value of the Company’s derivative financial instruments was $16.8 million for the year ended December 31, 2002. The changes in fair value of these derivatives have been reported in other comprehensive income.

Note 7. Shareholders’ Equity

Equity Offerings

On August 2, 2001, the Company completed a follow-on offering of 4,500,000 shares of common stock at a price of $23.00 per share. The lead underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc. (“FBR”) a wholly owned subsidiary of FBR Group. The proceeds after expenses to the company were $97.1 million.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 28, 2002, the Company completed a follow-on offering of 5,520,000 shares (including over allotment option) of common stock at a price of $26.50 per share. The lead underwriter for the offerings was FBR. The net proceeds after expenses to the Company were $138.6 million.

On April 3, 2002, the Company completed a follow-on offering of 4,600,000 shares (including over allotment option) of common stock at a price of $27.90 per share. The lead underwriter for the offering was FBR. The net proceeds after expenses to the Company were $121.7 million.

On June 28, 2002, the Company completed a follow-on offering of 6,000,000 shares of common stock at a price of $33.35 per share. The lead underwriter for the offering was FBR. The net proceeds after expenses to the Company were $189.9 million.

On December 6, 2002, the Company completed a follow-on offering of 1,100,000 shares of common stock at a price of $33.65 per share directly to two investors. The net proceeds after expenses to the Company were $37.0 million.

Dividends and Share Repurchases

The Company has declared the following dividends.

Year	Per Share
2002	$5.30
2001	$3.30
2000	$2.95

The Company has repurchased the following shares of its common stock.

Year	Shares	Cost	Average price per share
2002		$—	—
2001	411,900	$8,334,135	$20.23
2000	1,921,909	$25,420,635	$13.23

Options

On February 14, 2002, a subsidiary of FBR Group exercised its remaining options to purchase 415,805 shares of FBR Asset common stock for $8.3 million, or $20 per share. FBR Group also advised FBR Asset that it has no current intention to sell any of the shares acquired via option exercises or any of its other shares held for investment purposes.

As of December 31, 2002 and December 31, 2001, 66,095 and 481,900 options to purchase common stock were outstanding, respectively. These options have terms of eight to ten years and an exercise price of $20 per share. As a result, 23,091 and 123,120 shares were included as diluted shares for EPS purposes during the years ended December 31, 2002 and 2001. The shareholders approved an increase of 450,000 shares available for issuance under the stock incentive plan in 2002 and as of December 31, 2002, 444,000 options were available for future grant.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Exercise Price
Balance as of December 31, 1999	1,021,900	$20.00
Granted in 2000	—	—
Balance as of December 31, 2000	1,021,900	$20.00
Granted in 2001	15,000	$15.00
Forfeitures in 2001 upon departure of employees	(25,000)	$20.00
Exercised in 2001	(530,000)	$15.00 – $20.00

Balance as of December 31, 2001	481,900	$20.00

Exercised in 2002	(415,805)	—

Balance as of December 31, 2002	66,095	$20.00

In accordance with the disclosure requirements of SFAS No. 123, the Company does pro forma net income disclosures for options granted to employees and non-employee directors as if the fair value method, as defined in SFAS No. 123, had been applied for the purpose of computing compensation expense. The issued and outstanding employee options under the fair value method had no impact on the Company’s net income or basic and diluted net income per share as reported in the statement of income for the year ended December 31, 2002 and was not material to 2001 and 2000.

During 2002, pursuant to the approval of the Company’s Board of Directors, the Company issued 16,000 shares of restricted stock to employees of FBR Management who provide services to the Company. These shares vest over three years. For the year ended December 31, 2002, the Company recorded $293,092 of compensation expense relating to these grants.

Note 8. Related Party Transactions

FBR Group Ownership Interest

As of December 31, 2002, FBR Group, through various subsidiaries and affiliates, owned 2,844,700 shares or 10.88% of the outstanding common stock of the Company. As of December 31, 2001, FBR Group, through various subsidiaries and affiliates, owned 2,349,186 shares or 27.63% of the outstanding common stock of the Company.

Management Agreement

The Company has a management agreement with FBR Management, a wholly owned subsidiary of FBR Group, expiring on December 17, 2003. FBRIM performs portfolio management services on behalf of the company. These services include, but are not limited to, making investment purchases and sales, collecting market information, submitting reports pertaining to the Company’s assets, interest rates, and general economic conditions, and periodic review and evaluation of the performance of the Company’s portfolio of assets.

On March 22, 2022, FBR Management notified Fixed Income Discount Advisory Company, mortgage-backed securities portfolio, that it had determined to terminate the sub-advisory with respect to the management of the Company’s mortgage-backed securities portfolio, that it had determined to terminate the sub-advisory agreement with FIDAC was based on FBR Management’s determination, after consultation with the Company’s Board of Directors, that it would be in the best interests of the Company and its shareholders to terminate the sub-advisory agreement in light of the increased size of the Company’s equity capital and mortgage-backed securities portfolio. The sub-advisory agreement ended in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, FBR Asset and FBR Management reduced the management fee that the Company will be required to pay from 0.25% to 0.20% per annum of the average book value of the Company’s mortgage assets during each calendar quarter.

FBR ASSET INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FBR Management is entitled to a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of the Company during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of the Company’s invested assets during each calendar quarter. The Company recorded $8.6 million in management fees during the year ended December 31, 2002 and $1.8 million for the year ended December 31, 2001.

FBR Management is also entitled to receive incentive compensation based on the performance of the Company. FBR Management is entitled to an incentive fee calculated based upon the preceding four quarters. FBRIM is entitled to an incentive fee calculated as: Funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average outstanding share basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of the Company, which was $25.59 at December 31, 2002, multiplied by a rate equal to the average of the weekly closing rate of the ten-year US Treasury note during the previous 52-week period plus five percent per annum. The Company recorded $13.8 million in incentive fees during the year ended December 31, 2002 and $1.7 million for the year ending December 31, 2001.

Fees

The Company and its registered broker-dealer subsidiary, Pegasus entered into an agreement in August 2001 with FBR regarding the Company’s extension of credit to or investment in entities that are or may be FBR investment banking clients. In circumstances where FBR determines that a commitment by the Company to make a loan to or investment in an entity (each an “investment opportunity”) would facilitate a possible investment banking transaction, FBR presents the investment opportunity to the Company. The Investment Committee of the Company, which is comprised of Richard J. Hendrix, the Company’s President and Chief Operating Officer, reviews the investment opportunity and decides whether or not to recommend a commitment by the Company to make a loan or an investment based on its investment criteria. Mr. Billings is also an executive officer of FBR Group, FBR Management and FBR and Mr. Hendrix is also a Managing Director of FBR and FBR Management. The approval of the Contracts Committee of the Company’s Board of Directors (comprised of the Company’s three independent directors), which requires the affirmative vote of at least two of the Company’s independent directors, is required before any investment or loan is made in or to a client or proposed client of FBR. If the Company decides to make a loan or investment commitment to an entity, the commitment is not contingent on FBR being engaged to provide investment banking services by the entity. If, however, FBR is engaged to provide investment banking services to the entity, Pegasus is provided the opportunity to act as financial adviser to FBR in connection with structuring the transaction and, in return for its services, it will receive 10% of the net cash investment banking fees received by FBR as a result of the engagement . The payments Pegasus receives from FBR will generally be taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders.

During the year ended December 31 of 2002, pursuant to this agreement, the Company earned $6.4 million in fees from FBR in connection with five investment banking transactions. Fees are recognized when the related investment banking transaction is completed. In 2001, pursuant to this agreement, the Company earned $2.9 million in fees from FBR in connection with three investment banking transactions and one unfunded commitment.

FBR served as lead underwriter for three follow-on public offerings by the Company during the year ended December 31, 2002, and earned approximately $10.1 million (net of expenses) in underwriting fees in connection with the offerings.