Form 10-Q
period 2004-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2004-05-10
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	142,501,695 shares as of April 28, 2004
Class B Common Stock	25,722,099 shares as of April 28, 2004

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

[1]	On March 31, 2003, Friedman, Billings, Ramsey Group, Inc. (“the Company” or “FBR”) completed its merger with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation, created to effect the merger (the “merger”) of FBR and FBR Asset. The merger was accounted for as a purchase of FBR Asset by FBR using the purchase method of accounting. For the period from January 1, 2003 through March 30, 2003, and prior periods the Company accounted for its investment in FBR Asset using the equity method of accounting. See Note 2 to the Consolidated Financial Statements at page 7.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$129,235	$92,688
Receivables:
Interest	47,439	44,674
Asset management fees	6,021	5,517
Investment banking	9,131	8,464
Affiliates	2,656	4,861
Other	2,814	3,779
Investments:
Mortgage-backed securities, at fair value	10,912,921	10,551,570
Long-term investments	409,941	379,002
Trading securities, at fair value	4,759	4,932
Due from clearing broker	126,231	89,940
Goodwill	108,013	108,013
Management contract intangible	15,381	16,090
Building, furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $25,807 and $24,853, respectively	8,371	6,969
Prepaid expenses and other assets	23,594	17,114

Total assets	$11,806,507	$11,333,613

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$45,184	$9,525
Commercial paper	4,736,035	4,397,993
Repurchase agreements	5,048,825	5,095,676
Interest rate swaps	11,153	5,366
Dividends payable	56,966	56,744
Interest payable	8,581	6,188
Accounts payable and accrued expenses	79,342	52,692
Accrued compensation and benefits	69,717	100,901
Long-term debt	65,031	54,189

Total liabilities	10,120,834	9,779,274

Commitments and Contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 141,825,470 and 141,021,320 shares issued and outstanding, respectively	1,418	1,410
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 25,722,099 and 25,872,099 shares issued and outstanding, respectively	257	259
Additional paid-in capital	1,469,634	1,443,228
Employee stock loan receivable (885,959 and 1,290,198 shares)	(5,794)	(8,277)
Deferred compensation	(17,067)	(2,203)
Accumulated other comprehensive income, net	144,934	60,505
Retained earnings	92,291	59,417

Total shareholders’ equity	1,685,673	1,554,339

Total liabilities and shareholders’ equity	$11,806,507	$11,333,613

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Investment banking:
Underwriting	$62,774	$8,788
Corporate finance	28,337	5,719
Investment gains	8,402	3,232
Institutional brokerage:
Principal transactions	6,019	3,751
Agency commissions	29,137	7,537
Asset management:
Base management fees	6,535	7,691
Incentive allocations and fees	2,665	5,515
Net investment income	5,464	2,312
Principal investment:
Interest	88,650	—
Realized gains, net	12,743	—
Dividends	972	—
Other	1,659	4,994

Total revenues	253,357	49,539
Interest expense	32,066	1,646

Revenues, net of interest expense	221,291	47,893

Non-Interest Expenses:
Compensation and benefits	74,889	24,804
Business development	16,538	2,974
Professional services	10,164	2,905
Clearing and brokerage fees	3,354	1,232
Occupancy and equipment	2,904	2,199
Communications	2,942	2,209
Other operating expenses	5,971	3,004

Total non-interest expenses	116,762	39,327

Net income before taxes	104,529	8,566
Income tax provision	14,890	2,843

Net income	$89,639	$5,723

Basic earnings per share	$0.54	$0.12

Diluted earnings per share	$0.54	$0.12

Dividends declared per share	$0.34	$—

Weighted average shares outstanding:
Basic	165,107	47,047

Diluted	167,307	48,547

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income
Balances, December 31, 2002	24,480,092	$245	25,975,449	$260	$211,724	$(24,182)	$—	$4,345	$52,773	$245,165

Net Income									201,414	201,414	$201,414
Repurchase of Class A shares	(976,600)	(10)			(8,173)					(8,183)
Conversion of Class B shares to Class A shares	103,350	1	(103,350)	(1)
Issuance of Class A common shares	117,414,478	1,174			1,238,137		(2,203)			1,237,108
Interest on employee stock purchase and loan plan					1,540	(1,540)
Repayment of employee stock purchase and loan plan receivable						17,445				17,445
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of taxes								55,045		55,045	55,045
Net change in unrealized gain (loss) on cash flow hedges								1,115		1,115	1,115

Comprehensive income
Dividends									(194,770)	(194,770)	$257,574

Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

Net Income									89,639	89,639	$89,639
Conversion of Class B shares to Class A shares	150,000	2	(150,000)	(2)
Issuance of Class A common shares	654,150	6			26,281		(14,864)			11,423
Repayment of employee stock purchase and loan plan receivable						2,608				2,608
Interest on employee stock purchase and loan plan					125	(125)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of taxes								89,034		89,034	89,034
Net change in unrealized gain (loss) on cash flow hedges								(4,605)		(4,605)	(4,605)

Comprehensive income											$174,068

Dividends									(56,765)	(56,765)

Balances, March 31, 2004	141,825,470	$1,418	25,722,099	$257	$1,469,634	$(5,794)	$(17,067)	$144,934	$92,291	$1,685,673

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$89,639	$5,723
Non-cash items included in earnings:
Incentive allocations and fees and net investment income from long-term investments	(28,115)	(5,359)
Premium amortization on mortgage-backed securities	16,585	—
Interest rate swap basis adjustment	(455)	—
Depreciation and amortization	1,685	1,063
Other	(1,387)	119
Changes in operating assets:
Receivables:
Investment banking	(667)	(1,222)
Asset management fees	(504)	7,447
Affiliates	2,205	5,359
Other	(1,801)	939
Due from clearing broker	(36,290)	43,146
Marketable and trading securities	173	(1,329)
Prepaid expenses and other assets	(4,642)	(12,210)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	35,659	(19,780)
Accounts payable and accrued expenses	30,222	14,561
Accrued compensation and benefits	(31,184)	(25,898)

Net cash provided by operating activities	71,123	12,559

Cash flows from investment activities:
FBR Asset cash acquired	—	11,258
Purchases of mortgage-backed securities	(1,274,397)	(357,835)
Receipt of principal payments on mortgage-backed securities	28,080	16,317
Proceeds from sales of mortgage-backed securities	954,417	18,153
Purchases of long-term investments	(15,000)	—
Proceeds from sales of long-term investments	16,225	5,000
Purchases of fixed assets	(2,401)	(792)
Proceeds from disposals of fixed assets	22	—
Bank loans, net of allowances	—	558

Net cash used in investing activities	(293,054)	(307,341)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	—
Repayments of long-term debt	—	(970)
(Repayments) of / proceeds from repurchase agreements, net	(46,851)	293,279
Proceeds from issuances of commercial paper, net	338,042	—
Proceeds from short-term borrowings	—	15,000
Repayments of short-term borrowings	—	(4,618)
Net increase in bank deposits	—	3,566
Dividends paid	(56,744)	—
Repurchases of Class A common shares	––	(8,183)
Proceeds from issuance of common stock	11,423	667
Proceeds from repayments of employee stock loan receivable	2,608	—

Net cash provided by financing activities	258,478	298,741

Net increase in cash and cash equivalents	36,547	3,959
Cash and cash equivalents, beginning of period	92,688	90,007

Cash and cash equivalents, end of period	$129,235	$93,966

Supplemental Cash Flow Information:
Cash payments for interest	$19,771	$1,646
Cash payments for taxes	$19,553	$—

Note:	The Company’s merger with FBR Asset was a non-cash transaction see Note 2.

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.    Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (“FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

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

On November 15, 2002, the Company announced that it had entered into a merger agreement with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation (“New FBR”), created to effect the merger (the “merger”) of FBR and FBR Asset. At separate special meetings of FBR and FBR Asset shareholders held on March 28, 2003, shareholders of both companies voted to approve the merger. The merger closed before the opening of business on March 31, 2003. The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Accordingly, the consolidated balance sheet as of March 31, 2004 includes the effects of the merger and the Company’s application of the purchase method of accounting. Additionally, the consolidated statements of operations and cash flows for the three months ended March 31, 2003 include one day’s effects of the merger. During the period from January 1, 2003 through March 30, 2003, the Company accounted for its investment in FBR Asset using the equity method of accounting.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following presents unaudited pro forma consolidated results for the three months ended March 31, 2003.

	Three Months Ended March 31,
	Actual 2004	2003
Gross revenues, as reported	$253,357	$49,539
Revenues, net of interest expense, as reported	221,291	47,893
Net earnings, as reported	89,639	5,723
Gross revenues, pro forma	n/a	96,783
Revenues, net of interest expense, pro forma	n/a	74,211
Net earnings, pro forma	n/a	31,549
Earnings per common share:

Basic, as reported	$0.54	$0.12

Diluted, as reported	$0.54	$0.12

Basic, pro forma	n/a	$0.24

Diluted, pro forma	n/a	$0.23

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

3.    Stock Compensation:

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Pursuant to SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For certain option grants made during 2003 and 2004, the exercise prices of options granted were below the market prices on the dates of grants. The total compensation recorded for these grants was less than $100 for the three months ended March 31, 2004 and 2003. All outstanding stock options at March 30, 2003 vested as a result of the merger with FBR Asset. The following pro forma financial information reflects the application of SFAS 123’s fair value approach to recording stock compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$89,639	$5,723
Stock based employee compensation	85	1,680

Pro forma net income	$89,554	$4,043

Basic earnings per share—as reported	$0.54	$0.12

Basic earnings per share—pro forma	$0.54	$0.09

Diluted earnings per share—as reported	$0.54	$0.12

Diluted earnings per share—pro forma	$0.54	$0.08

4.    Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate stocks	$3,493	$45,184	$3,754	$9,524
Corporate bonds	1,266	––	1,178	1

	$4,759	$45,184	$4,932	$9,525

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, creates a liability to purchase the security in the market at prevailing prices. However, these obligations relate primarily to over-allotments associated with the Company’s underwriting activities. As of March 31, 2004 and December 31, 2003, for $42,800 and $8,900, respectively, of securities sold but not yet purchased, the Company maintains an option to purchase additional shares from the issuer at the applicable offering price less the underwriter discount to cover these short positions. Accordingly, these transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

Mortgage-Backed Securities and Long-Term Investments

Mortgage-backed securities and long-term investments consisted of the following:

	March 31, 2004	December 31, 2003
Principal Investment:
Mortgage-backed securities	$10,912,921	$10,551,570

Merchant Banking:
Marketable equity securities	180,188	178,550
Non-public equity securities	98,400	83,400
Private debt investment	7,500	7,500
Equity method investments	75,117	67,756
Cost method investments	13,777	15,195
Investment securities—marked to market	34,959	26,601

Total long-term investments	409,941	379,002

Total mortgage-backed securities and long-term investments	$11,322,862	$10,930,572

Available-for-Sale Securities

The Company’s available-for-sale securities consist primarily of equity investments in publicly traded companies and mortgage-backed securities. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss.

The Company’s available-for-sale securities as of March 31, 2004 and December 31, 2003 were:

	March 31, 2004
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)	$10,865,564	$56,343	$(8,986)	$10,912,921
Marketable equity securities	81,573	98,996	(381)	180,188

	$10,947,137	$155,339	$(9,367)	$11,093,109

(1)	As of March 31, 2004, the mortgage-backed securities portfolio had a net premium of $206,000. This premium includes purchase accounting adjustments that stepped up the basis of the securities acquired from FBR Asset based on the values of the securities at the time of the merger.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	December 31, 2003
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities	$10,590,540	$15,535	$(54,505)	$10,551,570
Marketable equity securities	82,607	96,323	(380)	178,550

	$10,673,147	$111,858	$(54,885)	$10,730,120

During the three months ended March 31, 2004, the weighted average coupon rate on the Company’s mortgage-backed securities was 4.03% and the weighted average yield was 3.32%. During the three months ended March 31, 2003, the Company’s investments in mortgage backed securities did not have a significant effect on the Company’s results of operations. The weighted average life of the mortgage-backed securities, based on assumptions used to determine fair value, was 2.25 years as of March 31, 2004. The duration of the mortgage-backed securities portfolio was 1.13 as of March 31, 2004.

As of March 31, 2004, $5,092,943 (fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements and $4,929,685 of mortgage-backed securities and other assets were pledged as collateral for commercial paper.

During the three months ended March 31, 2004 and 2003, the Company recorded gross realized gains of $13,090 and $60 and gross realized losses of $(347) and $0, respectively on sales of available for sale securities. As of March 31, 2004, there were no securities for which the duration of the unrealized loss position was twelve months or more.

5.    Borrowings:

Commercial Paper

In August 2003, the Company formed Georgetown Funding Company, LLC (“Georgetown Funding”), a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program. Through its administration agreement, the Company maintains effective control over Georgetown Funding, and consolidates Georgetown Funding for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s Master Repurchase Agreement with Georgetown Funding enables the Company to finance up to $5,000,000 of mortgage-backed securities.

The Company through Georgetown Funding began issuing commercial paper in September 2003, and as of March 31, 2004, had commercial paper borrowings of $4,736,035 outstanding with a weighted average borrowing rate of 1.10% and a remaining weighted-average term to maturity of 35.6 days. During the three months ending March 31, 2004, the weighted average borrowing rate was 1.14%, and the weighted average commercial paper balance was $4,546,966 See also Note 6 for information regarding the effects of interest rate swaps on the Company’s borrowing costs.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Repurchase Agreements

At March 31, 2004, the Company had borrowings of $5,048,825 outstanding under repurchase agreements with a weighted average borrowing rate of 1.11% and a remaining weighted-average term to maturity of 26.8 days. During the three months ending March 31, 2004, the weighted average borrowing rate was 1.12%, and the weighted average repurchase agreement balance was $5,145,657. See also Note 6 for information regarding the effects of interest rate swaps on the Company’s borrowing costs.

Long Term Debt

During 2003 the Company through its taxable REIT holding company FBR TRS Holdings, Inc. (“TRS Holdings”) issued a total of $50,000 in three issuances of long term debentures. In March 2004, the Company issued $10,000 of additional long term debentures through TRS Holdings. The long term debt accrues and requires payments of interest quarterly at annual rates of (1) three-month LIBOR plus 3.25% ($20,000), but no more than 12% until March 2008, (2) three-month LIBOR plus 3.10% ($20,000), (3) three-month LIBOR plus 3.00% ($10,000), and (4) three-month LIBOR plus 2.85% ($10,000). The long term debt is mandatorily redeemable on March 30, 2033, June 30, 2033, October 31, 2033 and April 6, 2034, respectively, and may be redeemed earlier as provided in the indentures. Specifically, subsequent to June 30, 2008, September 30, 2008, October 31, 2008 and July 6, 2009, respectively, the Company may redeem the securities in whole at any time or in part from time to time at a redemption amount equal to the principal amount thereof plus accrued interest.

6.    Derivative Financial Instruments and Hedging Activities:

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its repurchase agreement and commercial paper borrowings. At March 31, 2004, the Company was party to eight interest rate swap agreements and three Eurodollar futures contracts. The counterparties to the interest rate swap agreements and Eurodollar futures contracts are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three month LIBOR forward rates.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The notional amount of each interest rate swap agreement and Eurodollar futures contract is matched against a like amount of current and anticipated borrowings under repurchase agreements or commercial paper to hedge the variability in interest payments associated with the borrowings. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows. The net effect of the Company’s interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to increase expense by $3,680 for the three months ended March 31, 2004. The total amount deferred in accumulated other comprehensive income relating to these derivatives is $(8,744) at March 31, 2004, and relates to interest rate swaps and Eurodollar futures contracts entered into subsequent to the merger with FBR Asset. All of these amounts are expected to flow through the Company’s statement of operations over the next twelve months. The Company held the following interest rate swaps at March 31, 2004 and December 31, 2003.

Notional Amount	Fixed Rate(1)		March 31, 2004 Three-month LIBOR Rate	December 31, 2003 Three-month LIBOR Rate	Termination Date	March 31, 2004 Fair Value	December 31, 2003 Fair Value
$ 50,000	4.97%		1.12%	1.16%	July 27, 2004	$(955)	$(2,009)
2,000,000	1.31	%(2)	1.12%	1.16%	October 15, 2004	(2,286)	(678)
500,000	1.31%		1.12%	1.16%	October 17, 2004	(548)	(139)
500,000	1.59%		1.08%	1.14%	December 18, 2004	(1,551)	(1,198)
500,000	1.60%		1.08%	1.14%	December 22, 2004	(1,569)	(1,206)
500,000	1.41%		1.08%	1.13%	December 30, 2004	(800)	(136)
1,000,000	1.68%		1.12%	n/a	July 28, 2005	(3,444)	n/a

$5,050,000						$(11,153)	$(5,366)

(1)	The weighted average fixed rate of the Company’s interest rate swap agreements is 1.49% as of March 31, 2004.
(2)	Average of two, one billion dollar notional interest rate swaps

As of March 31, 2004 the Company had $500,000 notional December 2004 Eurodollar futures contracts and $500,000 notional March 2005 Eurodollar futures contracts. The fair value of these futures was $(697) as of March 31, 2004.

As of March 31, 2004, the Company had made forward commitments to purchase approximately $2,588,000 in hybrid ARM securities. These commitments to purchase mortgage-backed securities are designated as cash flow hedges of the anticipated purchases, and as of March 31, 2004 were valued at $5,419, which is included in accumulated other comprehensive income. After settlement of the forward purchase, the fair value of the hedge is transferred from accumulated other comprehensive income to earnings over the life of the hedged item.

7.    Income Taxes:

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

During the three months ended March 31, 2004, the Company recorded $14,890 of income tax expense for income attributable to taxable REIT subsidiaries. The Company’s effective tax rate at its taxable REIT subsidiaries was 39% for the three months ended March 31, 2004. During the three months ended March 31, 2003, the Company recorded $2,843 of income tax expense for the period prior to the effective date of the merger with FBR Asset as well as for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2003 income also was 39%.

8.    Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), FBR Investment Services, Inc. (“FBRIS”), and Pegasus Capital Corporation (“Pegasus”) are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (“the rule”), which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. As of March 31, 2004, FBR & Co. had regulatory net capital as defined of $100,476, which exceeded its required net capital of $8,265 by $92,211. FBRIS had regulatory net capital as defined of $428, and Pegasus had regulatory net capital as defined of $359, each of which exceeded the amount required.

The Company’s U.K. broker-dealer subsidiary, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”) is subject to the net capital rules of the Financial Services Authority. As of March 31, 2004, FBRIL had regulatory net capital as defined of $3,096, which exceeded the amount required.

9.    Earnings Per Share:

The following table presents the computations of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	165,107	165,107	47,047	47,047
Stock options and restricted stock	––	2,200	––	1,500

Weighted average common and common equivalent shares outstanding	165,107	167,307	47,047	48,547

Net earnings applicable to common stock	$89,639	$89,639	$5,723	$5,723

Earnings per common share	$0.54	$0.54	$0.12	$0.12

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

As of March 31, 2004 and 2003, respectively, 2,838,993 and 6,567,645 options to purchase shares of common stock were outstanding (both including shares associated with the Employee Stock Purchase and Loan Plan that are treated as options). As of March 31, 2004 and 2003, respectively, 2,708,993 and 6,567,645 of the total outstanding options were exercisable and 0 and 2,616,400 were anti-dilutive. In addition, the 1,038,490 restricted common shares granted to employees (see Note 11) are also included in the calculation of weighted average common equivalent diluted shares outstanding for the three months ended March 31, 2004.

10.    Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short and long-term debt, non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next six years. The following table sets forth these contractual obligations by fiscal year:

	2004	2005	2006	2007	2008	Thereafter	Total
Repurchase agreement borrowings	$5,048,825	$—	$—	$—	$—	$—	$5,048,825
Commercial paper borrowings	4,736,035	—	—	—	—	—	4,736,035
Long-term debt	—	970	970	970	970	61,151	65,031
Minimum rental and other contractual commitments	8,484	9,155	6,242	3,244	1,766	2,960	31,852
Capital commitments (1)	—	—	—	—	—	—	—

Total Contractual Obligations	$9,793,344	$10,125	$7,212	$4,214	$2,736	$64,111	$9,881,743

(1)	The table above excludes $7,115 of uncalled capital commitments to various investment partnerships that may be called over the next six years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

As of March 31, 2004, the Company had made forward commitments to purchase approximately $2,588,000 in hybrid ARM securities.

Litigation

As of March 31, 2004, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of March 31, 2004, $3,365 was subject to such potential future reversal.

11.    Shareholders’ Equity:

Dividends

On March 10, 2004, the Company’s Board of Directors approved a dividend of $0.34 per common share payable on April 30, 2004 to shareholders of record on March 31, 2004.

Restricted Stock

During the first quarter of 2004, the Company granted 586,990 shares of restricted Class A common stock valued at $15,579 to employees in lieu of cash payments for incentive compensation accrued during 2003 under the Company’s Stock and Annual Incentive Plans. As of March 31, 2004, a total of 1,038,490 shares of restricted Class A common stock had been granted. The unamortized value of restricted stock granted to employees totaled $17,067 and $2,203, as of March 31, 2004 and December 31, 2003, respectively, and is reflected as deferred compensation in stockholders’ equity.

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the shares of stock purchased under the plan. As of March 31, 2004 and December 31, 2003, the balance outstanding on these loans was $5,794 and $8,277, respectively. During the three months ended March 31, 2004, $211 of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. Under a previous share repurchase program, during the three months ended March 31, 2003, the Company repurchased 976,600 shares of its Class A common stock at a cost of $8,200. There were no other share repurchases during 2003, and there have been no share repurchases during 2004.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

12.    Segment Information:

The Company considers its capital markets, asset management, and principal investing operations to be three separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management includes the Company’s fee based asset management operations as well as certain investments that are incidental to asset management activities. The Company’s principal investing segment was initiated subsequent to completing the merger with FBR Asset, and includes the Company’s mortgage-backed security investment activities, and substantially all of the Company’s equity security investing activities. Accordingly, there is no comparable 2003 financial information for this segment. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for the Company’s segments for the periods presented:

	Capital Markets	Asset Management	Principal Investing	Consolidated Totals
Three Months Ended March 31, 2004
Total revenues	$134,372	$11,280	$107,705	$253,357
Pre-tax income	36,075	2,304	66,150	104,529
Three Months Ended March 31, 2003
Total revenues	$29,363	$20,176	$—	$49,539
Pre-tax income (loss)	(1,654)	10,220	—	8,566

13.    Management Contract Intangible:

The Company’s 2001 acquisition of MMA/Rushmore was accounted for using the purchase method of accounting under SFAS 141, and resulted in the recording of $19,700 of management contracts on the balance sheet. These management contracts were previously unrecognized intangible assets of MMA. This intangible asset is being amortized on a straight-line basis over 15 years. As of March 31, 2004, $4,319 of amortization has been recorded resulting in a net value of $15,381. Approximately $1,300 per year will be amortized over the remaining life of this intangible asset.

14.    Accounting Developments:

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of APB No. 51,” (“FIN 46”) was issued in January 2003. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Adoption of FIN 46(R) did not have a material effect on the Company’s results of operations and financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 2004 and 2003, and the Notes thereto and the Company’s 2003 Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

The Company invests and plans to continue to invest in mortgage-backed securities (“MBS”) that are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. In addition, subject to maintaining REIT qualification, the Company invests from time to time in real estate and non-real estate related assets, including but not limited to, purchasing equity securities and making senior secured, mezzanine, and other loans.

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

Our investment banking (capital raising, merger and acquisition, restructuring, and advisory services), institutional brokerage and asset management (including investments), are linked to the capital markets business activities. In addition, our business activities are focused in the financial services, real estate, technology, healthcare, energy and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, revenues can be subject to significant volatility from period to period.

Our investment banking and asset management revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the sectors on which we focus. For example, a significant portion of the performance based or incentive revenues that we recognize from our venture capital, private equity, and other asset management activities is based on the value of securities held by the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. Although when market conditions permit, we may take steps to realize or lock-in gains on these securities, these securities are often illiquid, and therefore such steps may not be possible, and the value of these securities is subject to increased market risk. Similarly, investment banking activities and our market share are subject to significant market risk.

In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability, and alignment with our long-term strategic objectives, including the diversification of revenue sources. We believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue. We may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Our merger with FBR Asset was completed on March 31, 2003, accordingly, the first quarter 2003 results include one day’s effect of the merger, and therefore with respect to principal investment activities are not comparable to 2004 results. Principal investment revenues include interest income on mortgage-backed securities (“MBS”), realized gains and losses on MBS and merchant banking investments, and dividend income on merchant banking equity investments. Net income increased from $5.7 million during the first quarter of 2003 to $89.6 million during the first quarter of 2004. This increase is primarily due to increased revenues and realized gains in 2004 as compared to 2003 in our principal investment and capital markets segments. Our 2004 net income also includes $14.9 million of income tax expenses as compared to $2.8 million of income tax expenses being recorded in the first quarter of 2003.

The Company’s net revenues increased 362.0% from $47.9 million in 2003 to $221.3 million in 2004 due primarily to revenues associated with our principal investment activities related to our merger with FBR Asset and increases in revenues from investment banking and institutional brokerage activities. Within capital markets our investment banking revenue increased $81.8 million and institutional brokerage revenue increased $23.9 million in 2004 as compared to 2003.

Underwriting revenue increased 613.6% from $8.8 million in 2003 to $62.8 million in 2004. The increase is attributable to more managed transactions completed in 2004 as compared to 2003. During the first quarter of 2004, the Company managed 20 public equity/debt offerings raising $3.6 billion. During the first quarter of 2003, the Company managed three public offerings raising $626.2 million. The average size of underwritten equity/debt transactions for which we were a lead or co-manager decreased from $208.7 million in 2003 to $179.5 million in 2004. The company also managed three asset-backed security offerings during the first quarter of 2004 totaling $2.1 billion in transaction volume.

Corporate finance revenue increased 396.5% from $5.7 million in 2003 to $28.3 million in 2004 due primarily to two large private placements completed in 2004. In total, the Company completed three private placements in 2004 generating $27.0 million in revenues compared to none in 2003. M&A and advisory fee revenue decreased from $5.7 million in 2003 to $1.3 million in 2004 due to the decrease in advisory assignments from five in 2003 to one in 2004.

During the first quarter of 2004, the Company recorded investment banking gains of $8.4 million. This amount includes $2.5 million of gains related to restricted common shares and $5.9 million related to warrants all received in connection with capital raising activities, all of which was unrealized as of March 31, 2004.

Institutional brokerage revenue from principal transactions increased 57.9% from $3.8 million in 2003 to $6.0 million in 2004 as a result of increases in both trading gains and trading volume. Institutional brokerage agency commissions increased 288.0% from $7.5 million in 2003 to $29.1 million in 2004 as a result of increases in trading volume.

Asset management base management fees decreased 15.6% from $7.7 million in 2003 to $6.5 million in 2004 as a result of the elimination of fees earned from FBR Asset ($2.8 million earned in the first quarter of 2003), offset by increase in fees earned from our other managed vehicles. Asset management incentive allocations and fees decreased 50.9% from $5.5 million in 2003 to $2.7 million in 2004 primarily as a result of the elimination of fees earned from FBR Asset offset by an increase in incentive allocations from investment partnerships.

Asset management net investment income increased 139.1% from $2.3 million in 2003 to $5.5 million in 2004. Net investment income in 2004 reflects the Company’s equity in earnings from investments in proprietary investment partnerships and other investments. Net investment income in 2003 includes $2.9 million of net investment income generated from our investment in FBR Asset offset by $(0.6) million of net investment loss from investments in managed vehicles.

Regarding our principal investment activities, interest income on mortgage-backed securities totaled $88.7 million during the first quarter of 2004. As of March 31, 2004, the Company had investments in 353 mortgage-backed securities that had a fair value of $10.9 billion. The weighted average book value of the Company’s mortgage-backed securities portfolio was $10.5 billion (excluding principal receivable) for the three months ended March 31, 2004. For the three months ended March 31, 2004, the weighted average annual yield on the Company’s mortgage-backed securities was 3.32% (the weighted average annual coupon for the period was 4.03%). Interest income during the quarter reflects the Company’s initial use of three month CPR in calculating MBS premium amortization, as compared to one month CPR used previously during 2003. The cumulative difference between these two estimates resulted in a $2.8 million reduction in MBS premium amortization during the first quarter. In addition to interest income, the Company realized $12.7 million in net gains during the three months ended March 31, 2004, including $13.1 million in gains relating to sales of merchant banking equity investments and $(0.4) million of losses relating to sales of mortgage-backed securities. The Company also recorded $1.0 million in dividend income from its merchant banking equity investment portfolio for the three months ended March 31, 2004.

Interest expense increased from $1.6 million in 2003 to $32.1 million in 2004 reflecting the effects of the funding requirements of the Company’s principal investing activities initiated at the time of the merger with FBR Asset. During the first quarter of 2004, the Company had weighted average borrowings of $5.1 billion outstanding under repurchase agreements and $4.5 billion outstanding under commercial paper borrowings with a weighted average borrowing rates of 1.29% including the effects of outstanding interest rate swaps, and 1.13% without the effect of interest rate swaps. The weighted-average term to maturity of our repurchase agreement and commercial paper borrowings were 26.8 days and 35.6 days, respectively, as of March 31, 2004. The net effect of our interest rate swap agreements, including purchase accounting basis adjustments, on interest expense was to increase expense by $3.7 million for the three months ended March 31, 2004.

Total non-interest expenses increased 197.2% from $39.3 million in 2003 to $116.8 million in 2004 due primarily to increases in variable compensation associated with increased revenue during 2004 as well as increased business development costs.

Compensation and benefits expense increased 202.0% from $24.8 million in 2003 to $74.9 million in 2004. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 51.8% in 2003 to 33.8% in 2004 due to the effects of the merger with FBR Asset and the increased revenues from principal investing activities.

Business development expenses increased 450.0% from $3.0 million in 2003 to $16.5 million in 2004. This increase is primarily due to costs associated with the Company’s branding initiatives that commenced during the first quarter of 2004, including sponsorship of the PGA Tour’s FBR Open and relating advertising.

Professional services increased 251.7% from $2.9 million in 2003 to $10.2 million in 2004 primarily due to increases in legal costs associated with the increased investment banking activity.

Clearing and brokerage fees increased 183.3% from $1.2 million in 2003 to $3.4 million in 2004 due to increased institutional brokerage volume and related revenue. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased 12.8% from 10.9% in 2003 to 9.5% in 2004.

Occupancy and equipment expense increased 31.8% from $2.2 million in 2003 to $2.9 in 2004 primarily due to the opening of a new office in the fourth quarter of 2003, as well as the increase in the Company’s headcount at March 31, 2004 as compared to March 31, 2003.

Communications expense increased 31.8% from $2.2 million in 2003 to $2.9 million in 2004 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 100.0% from $3.0 million in 2003 to $6.0 million in 2004. This change reflects increased license and registration fees of $0.9 million, increased 12b-1 fees of $0.4 million, increased D&O and E&O insurance premiums of $0.5 million, and increases in various office operations expense items of $0.6 million.

The total income tax provision increased from $2.8 million in 2003 to $14.9 million in 2004 due to increased taxable income in 2004 as compared to 2003. The Company’s effective tax rate at its taxable REIT subsidiaries was 39% for the three months ended March 31, 2004. During the three months ended March 31, 2003, the Company’s tax provision related to income generated during the period prior to the effective date of the merger with FBR Asset as well as for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2003 income also was 39%.

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

Sources of Funding

We believe that our existing cash balances, cash flows from operations, and borrowing capacity under the Georgetown Funding Company, LLC (Georgetown Funding) commercial paper conduit (see discussion below) as well as borrowings under collateralized repurchase agreements are sufficient to meet our investment objectives and fund operating expenses. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that our marketable equity securities could be sold, in most circumstances, to provide cash.

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

At March 31, 2004, we had $5.0 billion outstanding under repurchase agreements with several financial institutions. In addition, through Georgetown Funding we had $4.7 billion of commercial paper outstanding at March 31, 2004. At March 31, 2004, our overall leverage ratio was 6.0 to 1. At March 31, 2004, the weighted average remaining time to repricing of our borrowings was 166 days, including the effect of outstanding interest rate swap agreements and Eurodollar futures contracts, and the remaining term to maturity of the borrowings was 31 days. The weighted average cost of funds on these outstanding borrowings at March 31, 2004 was 1.27%, including the effect of outstanding interest rate swap agreements, and 1.11% without the effect of interest rate swaps.

During 2003, through our taxable REIT holding company subsidiary FBR TRS Holdings, Inc. (“TRS Holdings”), we issued $50 million of long term debentures. In March 2004, we issued an additional $10 million of long term debentures through TRS Holdings. The long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.85%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. At March 31, 2004, we had $65.0 million of long-term debt.

We have used, and may continue to use, temporary subordinated loans in connection with regulatory capital requirements to support our underwriting activities. At March 31, 2004, we had no outstanding short-term borrowings outstanding under our $40 million subordinated line-of-credit from an affiliate of Friedman, Billings, Ramsey & Co., Inc.’s (“FBR & Co.”), clearing broker that expires August 2004. Borrowings under this line are allowable for net capital purposes.

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of March 31, 2004, liquid assets consisted primarily of cash and cash equivalents of $129.2 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $10.9 billion in MBS, $409.9 million in long-term investments, $4.8 million in liquid marketable trading securities, and a receivable due from our clearing broker of $126.2 million at March 31, 2004. As of March 31, 2004, we had commitments to purchase $2.6 billion of Hybrid ARM securities.

Our mortgage-backed securities (excluding principal receivable) at March 31, 2004 are summarized below (dollars in thousands):

Descriptive Title(1)	Face Amount	Market Value	Nominal Yield(2)	Weighted Average Life (years)	Expected Effective Duration	Relevant Prepayment Assumptions(3)
Hybrid ARMS	$10,543,625	$10,791,536	3.17%	2.25	1.13	25.09 CPR

(1)	All of the mortgage-backed securities are backed by pools of fixed and adjustable rate mortgages and are principal and/or interest paying instruments.

(2)	The nominal yield is the internal rate of return of the security based on the given market price. It is the simple discount rate that equates a security price (inclusive of accrued interest) with its projected cash flows. For a mortgage product, it represents the yield for a given yield curve environment based on prepayments for that environment.

(3)	Constant Prepayment Rate (“CPR”). Annualized equivalents of single monthly mortality (“SMM”). CPR attempts to predict the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. CPR is measured on 1 month, 3 month, 6 month, 12 month, or since issue basis. We currently use three month CPR in calculating our monthly premium/discount amortization. The amount specified represents the three month CPR as of March 2004.

As the table shows, the average nominal yield (as defined in footnote 2 above) on the mortgage-backed securities portfolio at March 31, 2004, was approximately 3.17%. The yield is based on the anticipated life of the securities. The actual life of the mortgage-backed securities is reduced if the mortgage loans underlying the securities are prepaid faster than anticipated at the time the securities were acquired.

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), and our investment in a long-term, mezzanine, debt instrument of a privately held company. Although our investments in hedge, private equity, and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

The following table provides additional detail regarding the Company’s merchant banking investments as of March 31, 2004 (dollars in thousands).

	Shares	Cost Basis	Fair Value
Merchant Banking Investments
Accredited Home Lenders Holding Company(1),(2)	510,697	$4,080	$20,121
American Financial Realty Trust(1)	3,763,441	39,554	63,790
AmeriCredit Corp.	2,250,000	7,425	38,318
Cmet(1),(2)	50,000	4,650	4,650
Fieldstone(1),(2)	3,584,229	50,000	50,000
Franklin Bank Corporation(1)	600,000	6,000	11,106
Government Properties Trust(1)	210,000	2,100	2,766
MCG Capital Corporation	625,000	6,100	12,613
Medical Properties Trust(1),(2)	1,612,903	15,000	15,000
Oxford Finance Corporation(1),(2)	500,000	3,750	3,750
Quanta Capital Holdings(1),(2)	2,688,172	25,000	25,000
Saxon Capital, Inc.	1,000,000	12,930	28,400
Private debt investment	—	7,500	7,500
Other	—	3,383	3,074

Total Merchant Banking Investments		$187,472	$286,088

(1)	As of March 31, 2004, the Company is restricted from selling its shares based on the terms of its purchase.
(2)	As of March 31, 2004, these shares are not registered for public trading.

Net unrealized gains and losses related to our merchant banking investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $98.6 million as of March 31, 2004. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Regulatory Capital

FBR & Co., FBR Investment Services, Inc. (“FBRIS”), and Pegasus Capital Corporation (“Pegasus”), as U.S. broker-dealers, are registered with the Securities and Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. (“NASD”). Additionally, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”), our U.K. broker-dealer, is registered with the Securities and Futures Authority (“SFA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and SFA, respectively. As of March 31, 2004, FBR & Co. had regulatory net capital as defined of $100.5 million which exceeded its required net capital of $8.3 million by $92.2 million, FBRIS had regulatory net capital as defined of $.4 million, Pegasus had regulatory net capital as defined of $0.4 million, and FBRIL had regulatory net capital as defined of $3.1 million, each of which exceeded the amount required.

FBR National Trust (“FBR Bank”) is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements of FBR Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBR Bank’s assets, liabilities, and certain off-balance sheet items are calculated under regulatory accounting practices. FBR Bank’s capital levels and classification are also subject to qualitative judgments by the regulators with regard to components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2004, FBR Bank meets all capital adequacy requirements to which it is subject. As of March 31, 2004 the most recent notification from the Office of the Comptroller of Currency (“OCC”) categorized FBR Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR Bank’s well-capitalized status.

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

Interest Rate Risk

Leveraged MBS

The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreement and commercial paper borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. The counterparties to the Company’s interest rate swap agreements and Eurodollar futures contracts at March 31, 2004 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s swap positions as the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities, paying fixed and receiving floating interest rate swaps, and Eurodollar futures contracts.

The Company records its interest-rate swap agreements and Eurodollar futures contracts at fair value. The differential between amounts paid and received under the interest rate swap agreements and futures contracts is recorded as an adjustment to the interest expense. In addition, the Company records the ineffectiveness of its hedges, if any, in interest expense. In the event of early termination of these derivatives, the Company receives or makes a payment based on the fair value of the instrument, and the related deferred gain or loss recorded in other comprehensive income is amortized into income or expense over the original hedge period.

The table that follows shows the expected change in market value for the Company’s current mortgage-backed securities, interest-rate swaps and Eurodollar futures under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at March 31, 2004.” Actual results could differ significantly from these estimates. The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a third party’s proprietary model. This model forecasts prepayment speeds based, in part, on each security’s issuing agency (Ginnie Mae, Fannie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at March 31, 2004(1)	Value of MBS and derivatives at March 31, 2004 with 100 basis point increase in interest rates	Percent Change	Value of MBS and derivatives at March 31, 2004 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$10,912,921	$10,784,149	(1.18)%	$11,030,781	1.08%
Other	893,586	893,586		893,586

Total Assets	$11,806,507	$11,677,735	(1.09)%	$11,924,367	1.00%

Liabilities
Derivative liabilities(2)	$11,850	$(35,677)	(401.07)%	$59,389	401.17%
Other	10,108,984	10,108,984		10,108,984

Total Liabilities	10,120,834	10,073,307	(0.47)%	10,168,373	0.47%

Shareholders’ Equity
Common stock	1,675	1,675		1,675
Paid-in-capital	1,469,634	1,469,634		1,469,634
Employee stock loan receivable	(5,794)	(5,794)		(5,794)
Deferred compensation	(17,067)	(17,067)		(17,067)
Accumulated other comprehensive income	144,934	63,689	(56.06)%	215,255	48.52%
Retained earnings	92,291	92,291		92,291

Total Shareholders’ Equity	1,685,673	1,604,428	(4.82)%	1,755,994	4.19%

Total Liabilities and Shareholders’ Equity	$11,806,507	$11,677,735	(1.09)%	$11,924,367	1.00%

Book Value per Share	$10.18	$9.69	(4.82)%	$10.60	4.19%

(1)	Includes accrued interest.
(2)	Includes interest rate swaps and Eurodollar futures contracts.

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of March 31, 2004 (dollars in thousands, except per share amounts).

	Value at March 31, 2004	Value of Equity at March 31, 2004 with 10% Increase in Price	Percent Change	Value at March 31, 2004 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$180,188	$198,207	10.00%	$162,169	(10.00)%
Equity method investments	75,117	82,629	10.00%	67,605	(10.00)%
Investment securities-marked to market	34,959	38,455	10.00%	31,463	(10.00)%
Other long-term investments	119,677	119,677		119,677
Trading securities	4,759	5,235	10.00%	4,283	(10.00)%
Other	11,391,807	11,391,807		11,391,807

Total Assets	$11,806,507	$11,836,010	0.25%	$11,777,004	(0.25)%

Liabilities	$10,120,834	$10,120,834		$10,120,834

Shareholders’ Equity
Common stock	1,675	1,675		1,675
Paid-in-capital	1,469,634	1,469,634		1,469,634
Employee stock loan receivable	(5,794)	(5,794)		(5,794)
Deferred compensation	(17,067)	(17,067)		(17,067)
Accumulated comprehensive income	144,934	162,953	12.43%	126,915	(12.43)%
Retained earnings	92,291	103,775	12.44%	80,807	(12.44)%

Total Shareholders’ Equity	1,685,673	1,715,176	1.75%	1,656,170	(1.75)%

Total Liabilities and Shareholders’ Equity	$11,806,507	$11,836,010	0.25%	$11,777,004	(0.25)%

Book Value per Share	$10.18	$10.36	1.75%	$10.00	(1.75)%

Except to the extent that the Company sells its marketable equity securities or other long term investments, or a decrease in their market value is deemed to be other than temporary, an increase or decrease in the market value of those assets will not directly affect the Company’s earnings, however an increase or decrease in the value of equity method investments, investment securities-marked to market, as well as trading securities will directly effect the Company’s earnings.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads, and mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel, and general economic, political, and market conditions. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2003 and especially the section “Risk Factors.”

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

*	February 5, 2004: 2003 Fourth Quarter and Full-Year Earnings Press Release; Unaudited Condensed Consolidated Statements of Operations for the Three Month and Full-Year Periods ended December 31, 2003 and 2002.

*	February 10, 2004: Script of the 2003 Fourth Quarter and Full-Year Earnings Conference Call, held on February 5, 2004.

*	March 12, 2004: Press Release announcing the First Quarter 2004 dividend of $0.34 per share, and announcing May 19, 2004 as the date of the company’s annual shareholder meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2004

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: May 10, 2004