Form 10-Q
period 2004-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2004-08-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	142,738,039 shares as of July 27, 2004
Class B Common Stock	25,722,099 shares as of July 27, 2004

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

[1]	On March 31, 2003, Friedman, Billings, Ramsey Group, Inc. (“the Company” or “FBR”) completed its merger with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation, created to effect the merger (the “merger”) of FBR and FBR Asset. The merger was accounted for as a purchase of FBR Asset by FBR using the purchase method of accounting. For the period from January 1, 2003 through March 30, 2003, and prior periods the Company accounted for its investment in FBR Asset using the equity method of accounting. See Note 2 to the Consolidated Financial Statements at page 8.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$140,941	$92,688
Receivables:
Interest	51,369	44,674
Asset management fees	6,868	5,517
Investment banking	10,506	8,464
Affiliates	3,028	4,861
Securities sold	71,985	—
Other	2,735	3,779
Investments:
Mortgage-backed securities, at fair value	12,272,924	10,551,570
Long-term investments	293,158	379,002
Reverse repurchase agreements	225,507	—
Trading securities, at fair value	33,416	4,932
Due from clearing broker	8,985	89,940
Management contract intangible	15,068	16,090
Goodwill	108,013	108,013
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $26,750 and $24,852, respectively	9,282	6,969
Prepaid expenses and other assets	45,097	12,086

Total assets	$13,298,882	$11,328,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$4,702	$9,525
Repurchase agreements	6,994,707	5,095,676
Commercial paper	4,575,890	4,392,965
Dividends payable	77,345	56,744
Interest payable	9,203	6,188
Accrued compensation and benefits	86,430	100,901
Accounts payable, accrued expenses and other liabilities	41,972	58,058
Long-term debt	77,288	54,189

Total liabilities	11,867,537	9,774,246

Commitments and Contingencies (Note 10)
Shareholders’ equity:
Preferred Stock	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 142,734,706 and 141,021,320 shares issued and outstanding, respectively	1,428	1,410
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 25,722,099 and 25,872,099 shares issued and outstanding, respectively	257	259
Additional paid-in capital	1,474,590	1,443,228
Employee stock loan receivable (717 and 1,290 shares)	(4,735)	(8,277)
Deferred compensation	(17,902)	(2,203)
Accumulated other comprehensive (loss) income, net	(118,573)	60,505
Retained earnings	96,280	59,417

Total shareholders’ equity	1,431,345	1,554,339

Total liabilities and shareholders’ equity	$13,298,882	$11,328,585

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Revenues:
Investment banking:
Underwriting	$37,476	$23,975
Corporate finance	24,514	13,383
Institutional brokerage:
Principal transactions	5,426	6,576
Agency commissions	21,060	13,049
Asset management:
Base management fees	6,384	5,369
Incentive allocations and fees	(1,444)	1,471
Principal investment:
Interest	86,993	49,088
Net investment income	28,832	31,767
Dividends	1,683	1,542
Other	1,801	2,219

Total revenues	212,725	148,439
Interest expense	34,276	19,721

Revenues, net of interest expense	178,449	128,718

Non-Interest Expenses:
Compensation and benefits	57,698	42,841
Business development	8,885	7,032
Professional services	15,050	3,646
Clearing and brokerage fees	2,608	1,748
Occupancy and equipment	3,326	2,217
Communications	3,442	2,228
Other operating expenses	5,351	4,053

Total non-interest expenses	96,360	63,765

Net income before taxes	82,089	64,953
Income tax provision	910	6,181

Net income	$81,179	$58,772

Basic earnings per share	$0.49	$0.43

Diluted earnings per share	$0.48	$0.43

Dividends declared per share	$0.46	$0.68

Weighted average shares outstanding:
Basic	167,277	135,467

Diluted	168,566	136,190

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Revenues:
Investment banking:
Underwriting	$100,250	$32,763
Corporate finance	52,851	19,102
Institutional brokerage:
Principal transactions	11,445	10,327
Agency commissions	50,197	20,586
Asset management:
Base management fees	12,919	13,060
Incentive allocations and fees	1,221	6,986
Principal investment:
Interest	175,977	49,088
Net investment income	55,441	37,311
Dividends	2,655	1,542
Other	3,126	7,213

Total revenues	466,082	197,978
Interest expense	66,923	21,367

Revenues, net of interest expense	399,159	176,611

Non-Interest Expenses:
Compensation and benefits	132,587	67,645
Business development	25,423	10,006
Professional services	25,214	6,551
Clearing and brokerage fees	5,381	2,980
Occupancy and equipment	6,230	4,416
Communications	6,384	4,437
Other operating expenses	11,322	7,057

Total non-interest expenses	212,541	103,092

Net income before taxes	186,618	73,519
Income tax provision	15,800	9,024

Net income	$170,818	$64,495

Basic earnings per share	$1.02	$0.70

Diluted earnings per share	$1.01	$0.69

Dividends declared per share	$0.80	$0.68

Weighted average shares outstanding:
Basic	166,678	91,502

Diluted	168,462	92,821

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income (Loss)
Balances, December 31, 2002	24,480,092	$245	25,975,449	$260	$211,724	$(24,182)	$—	$4,345	$52,773	$245,165

Net Income									201,414	201,414	$201,414
Repurchase of Class A shares	(976,600)	(10)			(8,173)					(8,183)
Conversion of Class B shares to Class A shares	103,350	1	(103,350)	(1)						—
Issuance of Class A common shares	117,414,478	1,174			1,238,137		(2,203)			1,237,108
Repayment of employee stock purchase and loan plan receivable						17,445				17,445
Interest on employee stock purchase and loan plan					1,540	(1,540)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of taxes								55,045		55,045	55,045
Net change in unrealized gain (loss) on cash flow hedges								1,115		1,115	1,115

Comprehensive income											$257,574

Dividends									(194,770)	(194,770)

Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

Net Income									170,818	170,818	$170,818
Conversion of Class B shares to Class A shares	150,000	2	(150,000)	(2)						—
Issuance of Class A common shares	1,563,386	16			31,150		(15,699)			15,467
Repayment of employee stock purchase and loan plan receivable						3,754				3,754
Interest on employee stock purchase and loan plan					212	(212)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of taxes								(148,584)		(148,584)	(148,584)
Net change in unrealized gain (loss) on cash flow hedges								(30,494)		(30,494)	(30,494)

Comprehensive loss											$(8,260)

Dividends									(133,955)	(133,955)

Balances, June 30, 2004	142,734,706	$1,428	25,722,099	$257	$1,474,590	$(4,735)	$(17,902)	$(118,573)	$96,280	$1,431,345

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$170,818	$64,495
Non-cash items included in earnings:
Incentive allocations and fees and net investment income from long-term investments	(55,589)	(31,338)
Premium amortization on mortgage-backed securities	36,760	25,322
Derivative contracts marked-to-market	(512)	(7,142)
Depreciation and amortization	3,011	2,195
Other	1,181	243
Changes in operating assets:
Receivables:
Investment banking	(2,042)	(17,198)
Asset management fees	(1,351)	7,673
Affiliates	1,833	3,321
Other	(5,651)	(9,289)
Due from clearing broker	80,955	11,854
Marketable and trading securities	(28,484)	2,829
Prepaid expenses and other assets	(25,156)	(14,381)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	(4,823)	(17,303)
Accounts payable, accrued expenses and other liabilities	(13,669)	3,560
Accrued compensation and benefits	(14,471)	(6,663)

Net cash provided by operating activities	142,810	18,178

Cash flows from investment activities:
Purchases of mortgage-backed securities	(4,143,856)	(5,813,085)
Receipt of principal payments on mortgage-backed securities	2,004,541	911,658
Proceeds from sales of mortgage-backed securities	194,837	1,478,630
Purchases of reverse repurchase agreements, net	(225,507)	—
Purchases of long-term investments	(27,529)	(1,104)
Proceeds from sales of long-term investments	97,805	24,387
Purchases of fixed assets	(4,325)	(1,478)
Proceeds from disposals of fixed assets	22	—
FBR Asset cash acquired	—	11,258
Bank loans, net of allowances	—	2,966

Net cash used in investing activities	(2,104,012)	(3,386,768)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	22,000	20,000
Repayments of long-term debt	—	(970)
Proceeds from repurchase agreements, net	1,899,031	3,368,320
Proceeds from issuances of commercial paper, net	182,925	—
Dividends paid	(113,711)	(45,877)
Proceeds from issuance of common stock	15,456	27,021
Proceeds from repayments of employee stock loan receivable	3,754	118
Proceeds from short-term borrowings	—	40,000
Repayments of short-term borrowings	—	(9,618)
Net increase in bank deposits	—	3,787
Repurchases of Class A common shares	—	(8,183)

Net cash provided by financing activities	2,009,455	3,394,598

Net increase in cash and cash equivalents	48,253	26,008
Cash and cash equivalents, beginning of period	92,688	90,007

Cash and cash equivalents, end of period	$140,941	$116,015

Supplemental Cash Flow Information:
Cash payments for interest	$55,546	$18,700
Cash payments for taxes	$48,058	$4,819

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

The following presents unaudited pro forma consolidated results for the six months ended June 30, 2003.

	Six Months Ended June 30,
	Actual 2004	2003
Gross revenues, as reported	$466,082	$197,978
Revenues, net of interest expense, as reported	399,159	176,611
Net earnings, as reported	170,818	64,495
Gross revenues, pro forma	n/a	245,222
Revenues, net of interest expense, pro forma	n/a	202,929
Net earnings, pro forma	n/a	90,321
Earnings per common share:
Basic, as reported	$1.02	$0.70

Diluted, as reported	$1.01	$0.69

Basic, pro forma	n/a	$0.67

Diluted, pro forma	n/a	$0.66

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Pursuant to SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For certain option grants made during 2003 and 2004, the exercise prices of options granted were below the market prices on the dates of grants. The total compensation recorded for these grants was less than $100 for the three and six months ended June 30, 2004 and 2003. All outstanding stock options at March 30, 2003 vested as a result of the merger with FBR Asset. The following pro forma financial information reflects the application of SFAS 123’s fair value approach to recording stock compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$81,179	$58,772	$170,818	$64,495
Stock based employee compensation	96	—	181	1,609

Pro forma net income	$81,083	$58,772	$170,637	$62,886

Basic earnings per share—as reported	$0.49	$0.43	$1.02	$0.70

Basic earnings per share—pro forma	$0.48	$0.43	$1.02	$0.68

Diluted earnings per share—as reported	$0.48	$0.43	$1.01	$0.69

Diluted earnings per share—pro forma	$0.48	$0.43	$1.01	$0.68

4.	Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate stocks	$31,805	$796	$3,754	$9,524
Corporate bonds	1,611	3,906	1,178	1

	$33,416	$4,702	$4,932	$9,525

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

Principal Investments

The Company’s investments as principal consisted of the following as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Mortgage-backed securities	$12,272,924	$10,551,570

Reverse repurchase agreements	$225,507	$—

Long-term Investments
Merchant Banking:
Marketable equity securities	115,084	178,550
Non-public equity securities	87,050	83,400
Private debt investment	7,500	7,500
Other	11,140	—
Equity method investments	57,676	67,756
Cost method and other investments	9,036	15,195
Investment securities—marked to market	5,672	26,601

Total long-term investments	$293,158	$379,002

Total principal investments	$12,791,589	$10,930,572

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

The Company’s available-for-sale securities as of June 30, 2004 and December 31, 2003 were:

	June 30, 2004
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)	$12,438,378	$1,992	$(167,446)	$12,272,924
Marketable equity securities	77,969	38,055	(940)	115,084

	$12,516,347	$40,047	$(168,386)	$12,388,008

(1)	As of June 30, 2004, the mortgage-backed securities portfolio had a net premium of $218,137. This net premium includes $21,572 of remaining premium related to the increase in the basis of the securities acquired from FBR Asset based on the values of the securities at the time of the merger.

	December 31, 2003
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities	$10,590,540	$15,535	$(54,505)	$10,551,570
Marketable equity securities	82,607	96,323	(380)	178,550

	$10,673,147	$111,858	$(54,885)	$10,730,120

During the three and six months ended June 30, 2004, the weighted average coupon rates on the Company’s mortgage-backed securities were 3.96% and 3.99%, respectively, and the weighted average yields were 3.17% and 3.23%, respectively. Prior to March 31, 2003, the Company’s investments in mortgage-backed securities did not have a significant effect on the Company’s results of operations. The weighted average life of the mortgage-backed securities, based on assumptions used to determine fair value, was 2.8 years as of June 30, 2004. The duration of the mortgage-backed securities portfolio was 1.36 years as of June 30, 2004.

As of June 30, 2004, $6,856,696 (fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements and $4,774,034 of mortgage-backed securities and other assets were pledged as collateral for commercial paper. An additional $11,097 of mortgage-backed securities were pledged as collateral for interest rate swap agreements.

During the three and six months ended June 30, 2004, the Company recorded gross realized gains of $40,029 and $53,911 and gross realized losses of $(171) and $(837), respectively, on sales of available for sale securities. During the three months ended June 30, 2003, the Company recorded gross realized gains of $17,903 and gross realized losses of $(133). There were no sales during the first three months of 2003. As of June 30, 2004, there were no securities for which the duration of the unrealized loss position was twelve months or more.

Reverse Repurchase Agreements

In May 2004 the Company entered into one year Master Repurchase Agreement with a mortgage loan originator under which the Company provides warehouse financing to the mortgage originator. During the three months ended June 30, 2004, the average outstanding balance was $104,834 and the weighted average yield was 2.00%. The Company funds its advances under the agreement through repurchase agreement borrowings. Both the reverse repurchase agreement and repurchase agreement borrowings reset daily.

5.	Borrowings:

Commercial Paper

In August 2003, the Company formed Georgetown Funding Company, LLC (“Georgetown Funding”), a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program. Through its administration agreement, the Company maintains effective control over Georgetown Funding, and consolidates Georgetown Funding for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s Master Repurchase Agreement with Georgetown Funding enables the Company to finance up to $5,000,000 of mortgage-backed securities. Effective August 31, 2004, financing capacity through Georgetown Funding will increase to $12,000,000.

The Company through Georgetown Funding began issuing commercial paper in September 2003, and as of June 30, 2004, had commercial paper borrowings of $4,581,658 outstanding with a weighted average borrowing rate of 1.32% and a remaining weighted-average term to maturity of 32.4 days. As of June 30, 2004, all outstanding commercial paper borrowings matured within three months. During the three and six months ending June 30, 2004, the weighted average borrowing rate was 1.12% and the weighted average commercial paper balances were $4,586,182 and $4,601,735, respectively. See also Note 6 for information regarding the effects of interest rate swaps on the Company’s borrowing costs.

Repurchase Agreements

At June 30, 2004, the Company had borrowings of $6,994,707 outstanding under repurchase agreements with a weighted average borrowing rate of 1.29% and a remaining weighted-average term to maturity of 41.6 days. As of June 30, 2004, all outstanding repurchase agreements mature within six months. During the three and six months ending June 30, 2004, the weighted average borrowing rates were 1.14% and 1.15%, respectively, and the weighted average repurchase agreement balances were $5,870,992 and $5,486,059, respectively. See also Note 6 for information regarding the effects of interest rate swaps on the Company’s borrowing costs.

Long Term Debt

During 2003, and through June 30, 2004, the Company through its taxable REIT holding company FBR TRS Holdings, Inc. (“TRS Holdings”) issued a total of $72,000 in long term debentures. The long term debt securities accrue and require payments of interest quarterly at annual rates of three month LIBOR plus 2.85%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years.

6.	Derivative Financial Instruments and Hedging Activities:

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its repurchase agreement and commercial paper borrowings. At June 30, 2004, the Company was party to eight interest rate swap agreements and three Eurodollar futures contracts. The counterparties to the interest rate swap agreements and Eurodollar futures contracts are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three month LIBOR forward rates.

The notional amount of each interest rate swap agreement and Eurodollar futures contract is matched against a like amount of current and/or anticipated borrowings under repurchase agreements or commercial paper to hedge the variability in interest payments associated with the borrowings. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The net effect of the Company’s interest rate swap agreements, including purchase accounting basis adjustments and hedge ineffectiveness, on interest expense was to increase expense by $3,432 and $7,063 for the three and six months ended June 30, 2004, respectively. The total gain deferred in accumulated other comprehensive income relating to these derivatives is $12,610 at June 30, 2004, and relates to interest rate swaps and Eurodollar futures contracts entered into subsequent to the merger with FBR Asset. All of these amounts are expected to flow through the Company’s statement of operations over the next twelve months. The Company held the following interest rate swaps at June 30, 2004 and December 31, 2003.

Notional Amount	Pay Rate(1)		Receive Rate on June 30, 2004	Receive Rate on December 31, 2003	Termination Date	June 30, 2004 Fair Value	December 31, 2003 Fair Value
$50,000	4.97%		1.17%	1.16%	July 27, 2004	$(1,094)	$(2,009)
2,000,000	1.31	%(2)	1.15%	1.16%	October 15, 2004	924	(678)
500,000	1.31%		1.15%	1.16%	October 17, 2004	241	(139)
500,000	1.59%		1.50%	1.14%	December 18, 2004	382	(1,198)
500,000	1.60%		1.52%	1.14%	December 22, 2004	407	(1,206)
500,000	1.41%		1.56%	1.13%	December 30, 2004	997	(136)
1,000,000	1.68%		1.17%	n/a	July 28, 2005	6,542	n/a

$5,050,000						$8,399	$(5,366)

(1)	The weighted average fixed rate of the Company’s interest rate swap agreements is 1.49% as of June 30, 2004.

(2)	Average of two, one billion dollar notional interest rate swaps.

As of June 30, 2004 the Company had $500,000 notional December 2004 Eurodollar futures contracts and $500,000 notional March 2005 Eurodollar futures contracts. The fair value of these futures was $1,866 as of June 30, 2004.

As of June 30, 2004, the Company had made forward commitments to purchase $892,000 in hybrid ARM securities. These commitments to purchase mortgage-backed securities are designated as cash flow hedges of the anticipated purchases, and as of June 30, 2004 were valued at $(4,678), which is included in accumulated other comprehensive income. After settlement of the forward purchase, the fair value of the hedge is transferred from accumulated other comprehensive income to earnings over the life of the hedged item.

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

During the three and six months ended June 30, 2004, the Company recorded $910 and $15,800, respectively, of income tax expense for income attributable to taxable REIT subsidiaries. The Company’s effective tax rate at its taxable REIT subsidiaries was 39% for the three and six months ended June 30, 2004. During the three and six months ended June 30, 2003, the Company recorded $6,181 and $9,024, respectively, of income tax expense for the period prior to the effective date of the merger with FBR Asset as well as for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2003 income also was 39%.

8.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), FBR Investment Services, Inc. (“FBRIS”), and Pegasus Capital Corporation (“Pegasus”) are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (“the rule”), which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. As of June 30, 2004, FBR & Co. had regulatory net capital as defined of $59,274, which exceeded its required net capital of $6,711 by $52,563. In addition, as of June 30, 2004, FBRIS and Pegasus each had regulatory net capital as defined in excess of amounts required.

The Company’s U.K. broker-dealer subsidiary, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”) is subject to the net capital rules of the Financial Services Authority. As of June 30, 2004, FBRIL had regulatory net capital as defined in excess of amounts required.

9.	Earnings Per Share:

The following tables present the computations of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	167,277	167,277	135,467	135,467
Stock options and restricted stock	—	1,289	—	723

Weighted average common and common equivalent shares outstanding	167,277	168,566	135,467	136,190

Net earnings applicable to common stock	$81,179	$81,179	$58,772	$58,772

Earnings per common share	$0.49	$0.48	$0.43	$0.43

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	166,678	166,678	91,502	91,502
Stock options and restricted stock	—	1,784	—	1,319

Weighted average common and common equivalent shares outstanding	166,678	168,462	91,502	92,821

Net earnings applicable to common stock	$170,818	$170,818	$64,495	$64,495

Earnings per common share	$1.02	$1.01	$0.70	$0.69

As of June 30, 2004 and 2003, respectively, 3,428,688 and 7,990,782 options to purchase shares of common stock were outstanding (both including shares associated with the Employee Stock Purchase and Loan Plan that are treated as options). As of June 30, 2004 and 2003, respectively, 3,298,688 and 7,990,782 of the total outstanding options were exercisable and 1,783,397 and 2,461,150 were anti-dilutive. In addition, the 1,107,490 restricted common shares granted to employees (see Note 11) are also included in the calculation of weighted average common equivalent diluted shares outstanding for the three and six months ended June 30, 2004.

10.	Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next six years. The following table sets forth these contractual obligations by fiscal year:

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$—	$970	$970	$970	$970	$73,408	$77,288
Minimum rental and other contractual commitments (1)	8,701	11,646	8,676	5,703	5,851	45,530	86,107
Capital commitments (2)	—	—	—	—	—	—	—

Total Contractual Obligations	$8,701	$12,616	$9,646	$6,673	$6,821	$118,938	$163,395

(1)	The table above excludes obligations related to the Company’s repurchase agreement and commercial paper borrowings as well as derivative financial instruments, which are described in Note 5 and Note 6.

(2)	The table above excludes $6,921 of uncalled capital commitments to various investment partnerships that may be called over the next six years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Litigation

As of June 30, 2004, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of June 30, 2004, $2,177 was subject to such potential future reversal.

11.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the six months ended June 30, 2004 and the year ended December 31, 2003:

Declaration Date	Record Date	Payment Date	Dividends per Share
2004
June 10, 2004	June 30, 2004	July 30, 2004	$0.46	(1)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

2003
December 11, 2003	December 31, 2003	January 30, 2004	$0.34
September 10, 2003	September 30, 2003	October 31, 2003	$0.34
June 12, 2003	July 1, 2003	July 31, 2003	$0.34
April 1, 2003	April 15, 2003	April 30, 2003	$0.34

(1)	Includes a special dividend of $0.12 per share.

Restricted Stock

During the six months ended June 30, 2004, the Company granted 692,990 shares of restricted Class A common stock valued at $17,835 to employees in lieu of cash payments for incentive compensation accrued during 2003 under the Company’s Stock and Annual Incentive Plans. As of June 30, 2004, a total of 1,107,490 shares of restricted Class A common stock had been granted. The unamortized value of restricted stock granted to employees totaled $17,902 and $2,203, as of June 30, 2004 and December 31, 2003, respectively, and is reflected as deferred compensation in stockholders’ equity.

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the shares of stock purchased under the plan. As of June 30, 2004 and December 31, 2003, the balance outstanding on these loans was $4,735 and $8,277, respectively. During the three and six months ended June 30, 2004, $212 and $423, respectively of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

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

The Company considers its capital markets, asset management, and principal investing operations to be three separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management includes the Company’s fee based asset management. The Company’s principal investing segment was initiated subsequent to completing the merger with FBR Asset, and includes the Company’s mortgage-backed security investment activities, substantially all of the Company’s equity security investing activities and the Company’s investments in managed investment funds. Accordingly, there is no comparable first quarter 2003 financial information for this segment. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for the Company’s segments for the periods presented:

	Capital Markets	Asset Management	Principal Investing	Consolidated Totals
Three Months Ended June 30, 2004
Total revenues	$91,318	$5,951	$115,456	$212,725
Pre-tax income (loss)	12,093	(1,375)	71,371	82,089
Three Months Ended June 30, 2003
Total revenues	$61,733	$9,475	$77,231	$148,439
Pre-tax income	12,914	889	51,150	64,953
Six Months Ended June 30, 2004
Total revenues	$217,287	$17,242	$231,553	$466,082
Pre-tax income	39,766	940	145,912	186,618
Six Months Ended June 30, 2003
Total revenues	$91,096	$29,651	$77,231	$197,978
Pre-tax income	11,260	11,109	51,150	73,519

13.	Management Contract Intangible:

The Company’s 2001 acquisition of MMA/Rushmore was accounted for using the purchase method of accounting under SFAS 141, and resulted in the recording of $19,700 of management contracts on the balance sheet. These management contracts were previously unrecognized intangible assets of MMA. This intangible asset is being amortized on a straight-line basis over 15 years. As of June 30, 2004, $4,632 of amortization has been recorded resulting in a net value of $15,068. Approximately $1,300 per year will be amortized over the remaining life of this intangible asset.

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

15.	Subsequent Event:

In July 2004, the Company entered into a $255,000, 364-day senior unsecured credit agreement with various U.S. financial institutions. This facility includes a one year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs, including when deemed appropriate funding FBR Group’s $500,000 subordinated line of credit with FBR & Co. FBR & Co.’s borrowings under this intercompany agreement are allowable for net capital purposes and are used in connection with regulatory capital requirements to support underwriting activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of June 30, 2004 and 2003, and the Notes thereto and the Company’s 2003 Annual Report on Form 10-K.

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

We constantly evaluate the rates of return that can be achieved in each investment category in which we participate. At this time, based on the interest rate environment and the shape of the yield curve, our mortgage-backed securities investments have provided us with higher relative rates of return than most other investment opportunities we have evaluated. (See discussion of “Interest Rate Risk” at page 27.) Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy will cause us to have different allocations of capital in different environments.

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

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net income increased from $58.8 million during the second quarter of 2003 to $81.2 million during the second quarter of 2004. This increase is primarily due to increased net revenues in 2004 as compared to 2003 in our principal investment segment and increased capital markets revenues including underwriting, corporate finance and agency commissions.

The Company’s net revenues increased 38.6% from $128.7 million in 2003 to $178.4 million in 2004 due primarily to increases in revenues net of interest expense associated with our principal investment activities and increases in revenues from investment banking and institutional brokerage activities. Within capital markets our investment banking revenue increased $24.6 million and institutional brokerage revenue increased $6.9 million in 2004 as compared to 2003.

Underwriting revenue increased 56.3% from $24.0 million in 2003 to $37.5 million in 2004. The increase is attributable to more managed transactions completed in 2004 as compared to 2003. During the second quarter of 2004, the Company managed twenty-one public equity/debt offerings raising $2.2 billion. During the second quarter of 2003, the Company managed nine public offerings raising $1.3 billion. The average size of underwritten equity/debt transactions for which we were a lead or co-manager decreased from $142.8 million in 2003 to $105.0 million in 2004. The company also managed two asset-backed security offerings during the second quarter of 2004 totaling $1.6 billion in transaction volume.

Corporate finance revenue increased 82.8% from $13.4 million in 2003 to $24.5 million in 2004 due to more transactions completed in 2004. The Company completed two private placements in 2004 generating $21.7 million in revenues compared to one in 2003 generating $11.7 million in revenues. M&A and advisory fee revenue increased from $1.5 million in 2003 to $2.9 million in 2004 due to an increase in completed M&A transactions advisory assignments from none in 2003 to three in 2004.

Institutional brokerage revenue from principal transactions decreased 18.2% from $6.6 million in 2003 to $5.4 million in 2004 as a result of decreases in both trading gains and trading volume. Institutional brokerage agency commissions increased 61.4% from $13.1 million in 2003 to $21.1 million in 2004 as a result of increases in trading volume primarily due to increase customer trading. The Company believes that this increase is due to achieving greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees increased 18.5% from $5.4 million in 2003 to $6.4 million in 2004 as a result of increases in assets under management. Asset management incentive allocations and fees decreased 193.3% from $1.5 million in 2003 to a fee reversal of $(1.4) million in 2004. The reversal of previously recorded fees is a result of losses in the funds during the period.

Regarding our principal investment activities, interest income totaled $87.0 million during the second quarter of 2004. As of June 30, 2004, the Company had investments in 435 mortgage-backed securities that had a fair value of $12.3 billion. The weighted average book value of the Company’s mortgage-backed securities portfolio was $11.0 billion (excluding principal receivable) for the three months ended June 30, 2004. For the three months ended June 30, 2004, the weighted average annual yield on the Company’s mortgage-backed securities was 3.17% (the weighted average annual coupon for the period was 3.96%). Interest income on mortgage-backed securities is affected by actual and estimated prepayments on the securities. In applying the effective interest method, management estimates prepayments based on historical performance and current market conditions. Premium amortization on mortgage-backed securities, which totaled $20.2 million during the quarter, reflects management’s estimated life of the portfolio of 2.8 years as of June 30, 2004.

The Company recorded $28.8 million in net investment income during the three months ended June 30, 2004, including $40.0 million in gains relating to sales of merchant banking equity investments and a $0.2 million loss relating to sales of mortgage-backed securities. Income from equity method investments decreased 150.8% from $8.6 million in 2003 to a loss of $(4.4) million in 2004. Net investment income reflecting the

Results of Operations — (Continued)

Company’s equity in earnings from investments in proprietary investment partnerships and other managed investments. The 2003 income and 2004 losses are attributable to the performance of the investment partnerships during the periods.

Net investment income also includes losses of $(6.1) million in 2004 as compared to gains of $5.4 million in 2003 reflecting mark-to-market adjustments to investments held at our broker dealers. This amount includes losses related to restricted common shares and warrants all received in connection with capital raising activities.

The Company recorded $1.7 million in dividend income from its merchant banking equity investment portfolio for the three months ended June 30, 2004 as compared to $1.5 million during the three months ended June 30, 2003.

Interest expense increased from $19.7 million in 2003 to $34.3 million in 2004 reflecting the effects of the funding requirements of the Company’s principal investing activities initiated at the time of the merger with FBR Asset. During the second quarter of 2004, the Company had weighted average borrowings of $5.9 billion outstanding under repurchase agreements and $4.6 billion outstanding under commercial paper borrowings. The weighted average cost of these borrowings was 1.26% including the effects of outstanding interest rate swaps, and 1.13% without the effect of interest rate swaps. The weighted-average term to maturity of our repurchase agreement and commercial paper borrowings were 41.6 days and 32.4 days, respectively, as of June 30, 2004. The net effect of our interest rate swap agreements, including hedge ineffectiveness, on interest expense was to increase expense by $3.4 million for the three months ended June 30, 2004.

Total non-interest expenses increased 51.1% from $63.8 million in 2003 to $96.4 million in 2004 due primarily to increases in variable compensation associated with increased revenue during 2004 as well as increased professional services and business development costs.

Compensation and benefits expense increased 34.8% from $42.8 million in 2003 to $57.7 million in 2004. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 33.3% in 2003 to 32.3% in 2004 due to the effects of the merger with FBR Asset and the increased revenues from principal investing activities.

Business development expenses increased 27.1% from $7.0 million in 2003 to $8.9 million in 2004. This increase is primarily due to costs associated with the Company’s branding initiatives that commenced during the first quarter of 2004, including sponsorship of the PGA Tour’s FBR Open and relating advertising.

Professional services increased 319.4% from $3.6 million in 2003 to $15.1 million in 2004 primarily due to increases in legal costs associated with increased investment banking activity, including both completed and in-process transactions, as well increases in costs associated with corporate initiatives, including increased accounting, legal and recruiting expenses.

Clearing and brokerage fees increased 52.9% from $1.7 million in 2003 to $2.6 million in 2004 due to increased institutional brokerage volume and related revenue. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 8.9% in 2003 to 9.9% in 2004.

Occupancy and equipment expense increased 50.0% from $2.2 million in 2003 to $3.3 million in 2004 primarily due to the opening of a new office in the fourth quarter of 2003, as well as the increase in the Company’s headcount at June 30, 2004 as compared to June 30, 2003.

Communications expense increased 54.5% from $2.2 million in 2003 to $3.4 million in 2004 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 31.7% from $4.1 million in 2003 to $5.4 million in 2004. This change reflects increased 12b-1 fees of $0.4 million combined with increases in various office operations and administrative expense items of $0.9 million.

Results of Operations — (Continued)

The total income tax provision decreased from $6.2 million in 2003 to $0.9 million in 2004 due to decreased taxable income in 2004 as compared to 2003. The Company’s effective tax rate at its taxable REIT subsidiaries was 39% for the three months ended June 30, 2004 and 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Our merger with FBR Asset was completed on March 31, 2003, accordingly only the second quarter of 2003 results includes the full effects of the merger. Therefore with respect to principal investing activities, results for the six months June 30, 2004 are not comparable to the similar 2003 period. Net income increased from $64.5 million during 2003 to $170.8 million during 2004. This increase is primarily due to increased revenues and net investment income in 2004 as compared to 2003 in our principal investment and capital markets segments. Our 2004 net income also includes $15.8 million of income tax expenses as compared to $9.0 million of income tax expenses being recorded in the first half of 2003.

The Company’s net revenues increased 126.1% from $176.6 million in 2003 to $399.2 million in 2004 due primarily to revenues associated with our principal investment activities and increases in revenues from investment banking and institutional brokerage activities. Within capital markets our investment banking revenue increased $94.9 million and institutional brokerage revenue increased $30.7 million in 2004 as compared to 2003.

Underwriting revenue increased 205.8% from $32.8 million in 2003 to $100.3 million in 2004. The increase is attributable to more managed transactions completed in 2004 as compared to 2003. During the first half of 2004, the Company managed forty-one public equity/debt offerings raising $5.8 billion. During the first half of 2003, the Company managed twelve public offerings raising $1.9 billion. The average size of underwritten equity/debt transactions for which we were a lead or co-manager decreased from $159.3 million in 2003 to $141.3 million in 2004. The company also managed five asset-backed security offerings during the first half of 2004 totaling $3.7 billion in transaction volume.

Corporate finance revenue increased 177.7% from $19.1 million in 2003 to $52.9 million in 2004 due to more transactions completed in 2004. The Company completed five private placements in 2004 generating $48.7 million in revenues compared to one in 2003 generating $12.4 million. M&A and advisory fee revenue decreased from $6.7 million in 2003 to $4.2 million in 2004 due to the decrease in completed M&A transactions from five in 2003 to four in 2004.

Institutional brokerage revenue from principal transactions increased 10.7% from $10.3 million in 2003 to $11.4 million in 2004 as a result of increases in both trading gains and trading volume. Institutional brokerage agency commissions increased 143.7% from $20.6 million in 2003 to $50.2 million in 2004 as a result of increases in trading volume primarily due to increase customer trading. The Company believes that this increase is due to achieving greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees decreased 1.5% from $13.1 million in 2003 to $12.9 million in 2004 as a result of the elimination of fees earned from FBR Asset ($2.8 million earned in the first quarter of 2003), offset by increase in fees earned from our other managed vehicles. Asset management incentive allocations and fees decreased 82.9% from $7.0 million in 2003 to $1.2 million in 2004 primarily as a result of the elimination of fees earned from FBR Asset ($5.6 million earned in first quarter of 2003), offset by a slight increase in incentive allocations from investment partnerships.

Regarding our principal investment activities, interest income totaled $176.0 million during the first six months of 2004. As of June 30, 2004, the Company had investments in 435 mortgage-backed securities that had a fair value of $12.3 billion. The weighted average book value of the Company’s mortgage-backed securities portfolio was $10.7 billion (excluding principal receivable) for the six months ended June 30, 2004. For the six months ended June 30, 2004, the weighted average annual yield on the Company’s mortgage-backed securities

Results of Operations — (Continued)

was 3.23% (the weighted average annual coupon for the period was 3.99%). Interest income on mortgage-backed securities is affected by actual and estimated prepayments on the securities. In applying the effective interest method, management estimates prepayments based on historical performance and current market conditions. Premium amortization on mortgage-backed securities, which totaled $36.8 million during the first six months of 2004, reflects management’s estimated life of the portfolio of 2.8 years as of June 30, 2004.

The Company recorded $55.4 million in net investment income during the six months ended June 30, 2004, including $53.9 million in gains relating to sales of merchant banking equity investments and $(0.5) million of losses relating to sales of mortgage-backed securities. Income from equity method investments decreased 94.1% from $10.9 million in 2003 to $0.6 million in 2004 reflecting the Company’s equity in earnings from investments in proprietary investment partnerships and other managed investments. The income in both periods is attributable to the performance of the managed investments during the periods. Net investment income in 2003 includes $2.9 million of net investment income generated from our investment in FBR Asset.

Net investment income also includes gains of $2.3 million in 2004 as compared to gains of $8.7 million in 2003 reflecting mark-to-market adjustments to investments held at our broker dealers. This amount includes gains related to restricted common shares and warrants all received in connection with capital raising activities.

The Company recorded $2.7 million in dividend income from its merchant banking equity investment portfolio for the six months ended June 30, 2004 as compared to $1.5 million in 2003.

Interest expense increased from $21.4 million in 2003 to $66.9 million in 2004 reflecting the effects of the funding requirements of the Company’s principal investing activities initiated at the time of the merger with FBR Asset. During the first half of 2004, the Company had weighted average borrowings of $5.5 billion outstanding under repurchase agreements and $4.6 billion outstanding under commercial paper borrowings. The weighted average cost of these borrowings was 1.28% including the effects of outstanding interest rate swaps, and 1.14% without the effect of interest rate swaps. The weighted-average term to maturity of our repurchase agreement and commercial paper borrowings were 41.6 days and 32.4 days, respectively, as of June 30, 2004. The net effect of our interest rate swap agreements, including hedge ineffectiveness, on interest expense was to increase expense by $7.1 million for the six months ended June 30, 2004.

Total non-interest expenses increased 106.1% from $103.1 million in 2003 to $212.5 million in 2004 due primarily to increases in variable compensation associated with increased revenue during 2004 as well as increased business development costs.

Compensation and benefits expense increased 96.2% from $67.6 million in 2003 to $132.6 million in 2004. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 38.3% in 2003 to 33.2% in 2004 due to the effects of the merger with FBR Asset and the increased revenues from principal investing activities.

Business development expenses increased 154.0% from $10.0 million in 2003 to $25.4 million in 2004. This increase is primarily due to costs associated with the Company’s branding initiatives that commenced during the first quarter of 2004, including sponsorship of the PGA Tour’s FBR Open and relating advertising.

Professional services increased 281.8% from $6.6 million in 2003 to $25.2 million in 2004 primarily due to increases in legal costs associated with increased investment banking activity, including both completed and in-process transactions, as well increases in costs associated with corporate initiatives, including increased accounting, legal and recruiting expenses.

Clearing and brokerage fees increased 80.0% from $3.0 million in 2003 to $5.4 million in 2004 due to increased institutional brokerage volume and related revenue. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 9.6% in 2003 to 8.7% in 2004.

Results of Operations — (Continued)

Occupancy and equipment expense increased 40.9% from $4.4 million in 2003 to $6.2 in 2004 primarily due to the opening of a new office in the fourth quarter of 2003, as well as the increase in the Company’s headcount at June 30, 2004 as compared to June 30, 2003.

Communications expense increased 45.5% from $4.4 million in 2003 to $6.4 million in 2004 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 59.2% from $7.1 million in 2003 to $11.3 million in 2004. This change reflects increased 12b-1 fees of $1.3 million, increased D&O, E&O and other insurance premiums of $1.2 million, increases in director fees of $0.6 million, and increases in various office operations expense items of $1.1 million.

The total income tax provision increased from $9.0 million in 2003 to $15.8 million in 2004 due to increased taxable income in 2004 as compared to 2003. The Company’s effective tax rate at its taxable REIT subsidiaries was 39% for the six months ended June 30, 2004. During the six months ended June 30, 2003, the Company’s tax provision related to income generated during the period prior to the effective date of the merger with FBR Asset as well as for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2003 income also was 39%.

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

Sources of Funding

We believe that our existing cash balances, cash flows from operations, and borrowing capacity under our unsecured credit facility (see discussion below) and the Georgetown Funding Company, LLC (Georgetown Funding) commercial paper conduit (see discussion below) as well as borrowings under collateralized repurchase agreements are sufficient to meet our investment objectives and fund operating expenses. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that our marketable equity securities could be sold, in most circumstances, to provide cash.

In July 2004, we entered into a $255 million, 364-day senior unsecured credit agreement with various U.S. financial institutions. This facility includes a one year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs, including when deemed appropriate funding FBR Group’s $500 million subordinated line of credit with Friedman Billings Ramsey &

Liquidity and Capital Resources — (Continued)

Co., Inc. (“FBR & Co.”). FBR &Co.’s borrowings under this intercompany agreement are allowable for net capital purposes and are used in connection with regulatory capital requirements to support underwriting activities.

In August 2003, we formed Georgetown Funding, a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program. Through our administration agreement, we maintain effective control over Georgetown Funding, and consolidate Georgetown Funding for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $5 billion of mortgage-backed securities. Effective August 31, 2004, financing capacity through Georgetown Funding will increase to $12,000,000.

At June 30, 2004, we had $7.0 billion outstanding under repurchase agreements with several financial institutions. In addition, through Georgetown Funding we had $4.6 billion of commercial paper outstanding at June 30, 2004. At June 30, 2004, our overall leverage ratio was 8.3 to 1. At June 30, 2004, the weighted average remaining term of these borrowings was 37.9 days and the weighted average cost of funds was 1.30%. Considering the effect of outstanding interest rate swap agreements, which effectively convert these short-term borrowings into longer-term funding, the weighted average time to repricing of these borrowings was 103.3 days and the weighted average effective cost of funds was 1.39%.

During 2003 and 2004, through our taxable REIT holding company subsidiary FBR TRS Holdings, Inc. (“TRS Holdings”), we issued $72 million of long term debentures. The long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.85%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. At June 30, 2004, we had $77.3 million of long-term debt.

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of June 30, 2004, liquid assets consisted primarily of cash and cash equivalents of $140.9 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $12.3 billion in MBS, $293.2 million in long-term investments, $33.4 million in marketable trading securities, and a receivable due from our clearing broker of $9.0 million at June 30, 2004. As of June 30, 2004, we had commitments to purchase $0.9 billion of Hybrid ARM securities.

As of June 30, 2004, our mortgage-backed securities portfolio was comprised of agency-backed Hybrid ARM securities. Excluding principal receivable, the total par value of the portfolio was $12.1 billion and the market value was $12.1 billion. As of June 30, 2004, the weighted average coupon of the portfolio was 3.94%. The actual yield of the MBS portfolio is affected by the price paid to acquire the securities. Historically, we have purchased MBS at a price greater than the par value (i.e., a premium) resulting in the yield being less than the security’s stated coupon. At June 30, 2004, the MBS portfolio had a net premium of $218 million. Based on the amount of the premium and our estimates of future prepayments, the weighted average yield of the MBS portfolio was 2.98% as of June 30, 2004. Management’s estimates of prepayments are based on historical performance (including one month, three month and lifetime CPRs) interest rates and characteristics of the MBS portfolio, including Hybrid ARM type, age, and the weighted average coupon of the loans underlying the

Liquidity and Capital Resources — (Continued)

securities assessed in relation to current market data. Based on this assessment, management estimates that the duration of the MBS portfolio is 1.36 and the weighted average life is approximately 2.8 years. The estimated weighted average life of 2.8 years corresponds to a monthly Constant Prepayment Rate (“CPR”1) of approximately 29%.

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

The following table provides additional detail regarding the Company’s merchant banking investments as of June 30, 2004 (dollars in thousands).

	Shares	Cost Basis	Fair Value
Merchant Banking Investments
Accredited Home Lenders Holding Company(1)	510,697	$4,080	$14,376
American Financial Realty Trust	2,225,000	25,369	31,795
AmeriCredit Corp.	100,000	330	1,953
Cmet(1),(2)	50,000	4,650	4,650
Fieldstone(1),(2)	3,864,229	53,492	53,492
Franklin Bank Corporation	600,000	6,000	9,492
JER Investors Trust (1),(2)	377,350	5,264	5,264
Government Properties Trust(1)	210,000	2,100	2,195
MCG Capital Corporation	462,976	4,519	7,121
Medical Properties Trust(1),(2)	1,795,571	16,142	16,142
New York Mortgage Trust	200,000	1,760	1,772
Quanta Capital Holdings(1)	2,688,172	25,000	28,548
Saxon Capital, Inc.	1,000,000	12,930	22,830
Private debt investment	—	7,500	7,500
Other	—	14,523	13,644

Total Merchant Banking Investments		$183,659	$220,774

(1)	As of June 30, 2004, the Company is restricted from selling its shares based on the terms of its purchase.

(2)	As of June 30, 2004, these shares are not registered for public trading.

Net unrealized gains and losses related to our merchant banking investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $37.1 million as of June 30, 2004. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

[1]	CPR represents the annualized equivalents of single monthly mortality (“SMM”). CPR is a measure to estimate the percentage of principal that will prepay over the next 12 months based on historical principal paydowns. CPR is measured on 1 month, 3 month, 6 month, 12 month, or since issue basis.

Liquidity and Capital Resources — (Continued)

Regulatory Capital

FBR & Co., FBR Investment Services, Inc. (“FBRIS”), and Pegasus Capital Corporation (“Pegasus”), as U.S. broker-dealers, are registered with the Securities and Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. (“NASD”). Additionally, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”), our U.K. broker-dealer, is registered with the Securities and Futures Authority (“SFA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and SFA, respectively. As of June 30, 2004, FBR & Co. had regulatory net capital as defined of $59.3 million which exceeded its required net capital of $6.7 million by $52.6 million. In addition, each of FBRIS, Pegasus and FBRIL had regulatory net capital as defined in excess of amounts required.

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

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2004, FBR Bank meets all capital adequacy requirements to which it is subject. As of June 30, 2004 the most recent notification from the Office of the Comptroller of Currency (“OCC”) categorized FBR Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR Bank’s well-capitalized status.

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

Interest Rate Risk

Leveraged MBS

The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreement and commercial paper borrowings. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to changes in interest rates primarily through the use of paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. The counterparties to the Company’s interest rate swap agreements and Eurodollar futures contracts at June 30, 2004 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be

Interest Rate Risk — (Continued)

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2004.” Actual results could differ significantly from these estimates. The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments based, in part, on each security’s age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at June 30, 2004	Value of MBS and derivatives at June 30, 2004 with 100 basis point increase in interest rates	Percent Change	Value of MBS and derivatives at June 30, 2004 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$12,272,924	$12,099,876	(1.41)%	$12,433,699	1.31%
Derivative assets	11,359	46,211	306.82%	(23,437)	(306.33)%
Reverse repurchase agreements	225,507	225,507		225,507
Other	789,092	789,092		789,092

Total Assets	$13,298,882	$13,160,686	(1.04)%	$13,424,861	0.95%

Liabilities
Repurchase agreements and commercial paper	$11,570,597	$11,570,597		11,570,597
Derivative liabilities	1,094	967	(11.60)%	$1,220	11.51%
Other	295,846	295,846		295,846

Total Liabilities	11,867,537	11,867,410		11,867,663

Shareholders’ Equity
Total Shareholders’ Equity	1,431,345	1,293,276	(9.65)%	1,557,198	8.79%

Total Liabilities and Shareholders’ Equity	$13,298,882	$13,160,686	(1.04)%	$13,424,861	0.95%

Book Value per Share	$8.59	$7.76	(9.65)%	$9.35	8.79%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of June 30, 2004 (dollars in thousands, except per share amounts).

	Value at June 30, 2004	Value of Equity at June 30, 2004 with 10% Increase in Price	Percent Change	Value at June 30, 2004 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$115,084	$126,592	10.00%	$103,576	(10.00)%
Equity method investments	57,676	63,444	10.00%	51,908	(10.00)%
Investment banking investments	5,672	6,239	10.00%	5,105	(10.00)%
Other long-term investments	114,726	114,726		114,726
Trading securities	33,416	36,758	10.00%	30,074	(10.00)%
Other	12,972,308	12,972,308		12,972,308

Total Assets	$13,298,882	$13,320,067	0.16%	$13,277,697	(0.16)%

Liabilities	$11,867,537	$11,867,537		$11,867,537

Shareholders’ Equity
Common stock	1,685	1,685		1,685
Paid-in-capital	1,474,590	1,474,590		1,474,590
Employee stock loan receivable	(4,735)	(4,735)		(4,735)
Deferred compensation	(17,902)	(17,902)		(17,902)
Accumulated comprehensive income	(118,573)	(107,065)	(9.71)%	(130,081)	9.71%
Retained earnings	96,280	105,957	10.05%	86,603	(10.05)%

Total Shareholders’ Equity	1,431,345	1,452,530	1.48%	1,410,160	(1.48)%

Total Liabilities and Shareholders’ Equity	$13,298,882	$13,320,067	0.16%	$13,277,697	(0.16)%

Book Value per Share	$8.59	$8.72	1.48%	$8.46	(1.48)%

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

*	April 27, 2004: First Quarter Earnings Press Release

*	April 27, 2004: Press Release announcing the creation of an Office of the Chief Executive.

*	May 4, 2004: Script of 2004 First Quarter Earnings Conference Call, held on April 28, 2004.

*	May 4, 2004: Script of Friedman, Billings, Ramsey Group Inc. presentation to investors in New York, NY, on May 4, 2004.

*	May 21, 2004: Election of officers by the Board of Directors, on May 19, 2004.

*	July 23, 2004: Announcement that on July 22, 2004, Friedman, Billings, Ramsey Group, Inc. entered into a $255,000,000 unsecured Credit Agreement with JPMorgan Chase Bank, a copy of which was attached, and that on July 21, 2004, Friedman, Billings, Ramsey & Co., Inc. terminated its $40,000,000 NASD Subordinated Revolving Loan Agreement with Custodial Trust Company.

* SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2004

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: August 9, 2004