Form 10-Q
period 2004-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2004-11-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                      to

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	143,715,720 shares as of October 26, 2004
Class B Common Stock	24,979,599 shares as of October 26, 2004

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

[1]	On March 31, 2003, Friedman, Billings, Ramsey Group, Inc. (“the Company” or “FBR”) completed its merger with FBR Asset Investment Corporation (“FBR Asset”) and one of its wholly owned subsidiaries, Forest Merger Corporation, created to effect the merger (the “merger”) of FBR and FBR Asset. The merger was accounted for as a purchase of FBR Asset by FBR using the purchase method of accounting. For the period from January 1, 2003 through March 30, 2003, and prior periods the Company accounted for its investment in FBR Asset using the equity method of accounting. See Note 2 to the Consolidated Financial Statements at page 8.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$173,535	$92,688
Receivables:
Interest	44,953	44,674
Asset management fees	5,777	5,517
Investment banking	15,954	8,464
Affiliates	4,098	4,861
Securities sold	164,078	—
Other	3,370	3,779
Investments:
Mortgage-backed securities, at fair value	10,918,664	10,551,570
Long-term investments	341,942	379,002
Reverse repurchase agreements	162,095	—
Trading securities, at fair value	54,373	4,932
Due from clearing broker	227,282	89,940
Management contract intangible	14,755	16,090
Goodwill	108,013	108,013
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $24,786 and $24,852, respectively	11,315	6,969
Prepaid expenses and other assets	33,361	12,086

Total assets	$12,283,565	$11,328,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$147,965	$9,525
Repurchase agreements	4,784,967	5,095,676
Commercial paper	5,346,318	4,392,965
Securities purchased	119,494	—
Dividends payable	57,359	56,744
Interest payable	9,639	6,188
Accrued compensation and benefits	93,508	100,901
Accounts payable, accrued expenses and other liabilities	72,779	58,058
Long-term debt	108,175	54,189

Total liabilities	10,740,204	9,774,246

Commitments and Contingencies (Note 10)
Shareholders’ equity:
Preferred Stock	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 143,710,720 and 141,021,320 shares issued and outstanding, respectively	1,437	1,410
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 24,979,599 and 25,872,099 shares issued and outstanding, respectively	250	259
Additional paid-in capital	1,477,413	1,443,228
Employee stock loan receivable (717 and 1,290 shares)	(4,821)	(8,277)
Deferred compensation	(17,492)	(2,203)
Accumulated other comprehensive (loss) income, net	(44,949)	60,505
Retained earnings	131,523	59,417

Total shareholders’ equity	1,543,361	1,554,339

Total liabilities and shareholders’ equity	$12,283,565	$11,328,585

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues:
Investment banking:
Underwriting	$65,990	$37,518
Corporate finance	75,631	51,637
Institutional brokerage:
Principal transactions	4,241	6,549
Agency commissions	18,505	13,145
Asset management:
Base management fees	7,044	5,602
Incentive allocations and fees	1,737	1,549
Principal investment:
Interest	88,035	46,849
Net investment income	19,090	18,178
Dividends	5,820	1,258
Other	1,827	2,675

Total revenues	287,920	184,960
Interest expense	44,265	22,972

Revenues, net of interest expense	243,655	161,988

Non-Interest Expenses:
Compensation and benefits	95,824	67,505
Professional services	13,421	6,508
Business development	8,284	4,820
Clearing and brokerage fees	1,556	2,057
Occupancy and equipment	3,898	2,426
Communications	3,348	2,969
Other operating expenses	4,846	4,259

Total non-interest expenses	131,177	90,544

Net income before taxes	112,478	71,444
Income tax provision	20,329	14,483

Net income	$92,149	$56,961

Basic earnings per share	$0.55	$0.42

Diluted earnings per share	$0.55	$0.41

Dividends declared per share	$0.34	$0.34

Weighted average shares outstanding:
Basic	167,593	135,670

Diluted	168,800	138,269

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Revenues:
Investment banking:
Underwriting	$166,240	$70,281
Corporate finance	128,482	70,739
Institutional brokerage:
Principal transactions	15,686	16,876
Agency commissions	68,702	33,731
Asset management:
Base management fees	19,963	18,662
Incentive allocations and fees	2,958	8,535
Principal investment:
Interest	264,141	98,432
Net investment income	74,531	55,489
Dividends	8,475	3,741
Other	4,824	6,452

Total revenues	754,002	382,938
Interest expense	111,188	44,339

Revenues, net of interest expense	642,814	338,599

Non-Interest Expenses:
Compensation and benefits	228,411	135,150
Professional services	38,635	13,059
Business development	33,707	14,826
Clearing and brokerage fees	6,937	5,037
Occupancy and equipment	10,128	6,842
Communications	9,732	7,406
Other operating expenses	16,168	11,316

Total non-interest expenses	343,718	193,636

Net income before taxes	299,096	144,963
Income tax provision	36,129	23,507

Net income	$262,967	$121,456

Basic earnings per share	$1.57	$1.14

Diluted earnings per share	$1.56	$1.11

Dividends declared per share	$1.14	$1.02

Weighted average shares outstanding:
Basic	166,975	106,279

Diluted	168,500	109,103

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Addi- tional Paid- In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumu- lated Other Compre- hensive Income (Loss)	Retained Earnings	Total	Comprehensive Income (Loss)
Balances, December 31, 2002	24,480,092	$245	25,975,449	$260	$211,724	$(24,182)	$—	$4,345	$52,773	$245,165

Net Income									201,414	201,414	$201,414
Repurchase of Class A shares	(976,600)	(10)			(8,173)					(8,183)
Conversion of Class B shares to Class A shares	103,350	1	(103,350)	(1)						—
Issuance of Class A common shares	117,414,478	1,174			1,238,137		(2,203)			1,237,108
Repayment of employee stock purchase and loan plan receivable						17,445				17,445
Interest on employee stock purchase and loan plan					1,540	(1,540)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of taxes								55,045		55,045	55,045
Net change in unrealized gain (loss) on cash flow hedges								1,115		1,115	1,115

Comprehensive income											$257,574

Dividends									(194,770)	(194,770)

Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

Net Income									262,967	262,967	$262,967
Conversion of Class B shares to Class A shares	892,500	9	(892,500)	(9)						—
Issuance of Class A common shares	1,796,900	18			33,886		(15,289)			18,615
Repayment of employee stock purchase and loan plan receivable						3,755				3,755
Interest on employee stock purchase and loan plan					299	(299)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, net of taxes								(80,668)		(80,668)	(80,668)
Net change in unrealized gain (loss) on cash flow hedges								(24,786)		(24,786)	(24,786)

Comprehensive income											$157,513

Dividends									(190,861)	(190,861)

Balances, September 30, 2004	143,710,720	$1,437	24,979,599	$250	$1,477,413	$(4,821)	$(17,492)	$(44,949)	$131,523	$1,543,361

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$262,967	$121,456
Non-cash items included in earnings:
Incentive allocations and fees and net investment income from long-term investments	(76,526)	(45,787)
Premium amortization on mortgage-backed securities	60,959	64,016
Derivative contracts marked-to-market	4,316	(9,142)
Depreciation and amortization	4,241	3,138
Other	(490)	2,129
Changes in operating assets:
Receivables:
Investment banking	(7,490)	(9,382)
Asset management fees	(260)	8,080
Affiliates	763	3,972
Other	409	(7,171)
Due from clearing broker	(137,342)	(40,916)
Marketable and trading securities	(49,441)	1,553
Prepaid expenses and other assets	(14,103)	(22,331)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	138,440	4,070
Accounts payable, accrued expenses and other liabilities	9,869	17,357
Accrued compensation and benefits	(7,393)	12,257

Net cash provided by operating activities	188,919	103,299

Cash flows from investment activities:
Purchases of mortgage-backed securities	(5,075,794)	(7,768,346)
Receipt of principal payments on mortgage-backed securities	3,227,861	2,222,023
Proceeds from sales of mortgage-backed securities	1,298,721	1,771,971
Purchases of reverse repurchase agreements, net	(162,095)	—
Purchases of long-term investments	(71,825)	(33,036)
Proceeds from sales of long-term investments	155,865	56,219
Purchases of fixed assets	(7,274)	(2,481)
Proceeds from disposals of fixed assets	22	5,114
FBR Asset cash acquired	—	11,258
Bank loans, net of allowances	—	15,052

Net cash used in investing activities	(634,519)	(3,722,226)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	52,500	40,000
Repayments of long-term debt	—	(970)
Proceeds from repurchase agreements, net	(310,709)	(168,310)
Proceeds from issuances of commercial paper, net	953,353	4,039,888
Dividends paid	(191,056)	(90,617)
Proceeds from issuance of common stock	18,605	29,176
Proceeds from repayments of employee stock loan receivable	3,754	871
Repayments of short-term borrowings	—	(9,618)
Net (decrease) in bank deposits	—	(51,215)
Repurchases of Class A common shares	—	(8,183)

Net cash provided by financing activities	526,447	3,781,022

Net increase in cash and cash equivalents	80,847	162,095
Cash and cash equivalents, beginning of period	92,688	90,007

Cash and cash equivalents, end of period	$173,535	$252,102

Supplemental Cash Flow Information:
Cash payments for interest	$96,981	$47,300
Cash payments for taxes	$48,264	$14,600

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

Merger With FBR Asset Investment Corporation

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which provides that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

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

The following presents unaudited pro forma consolidated results for the nine months ended September 30, 2003.

	Nine Months Ended September 30,
	Actual 2004	2003
Gross revenues, as reported	$754,002	$382,938
Revenues, net of interest expense, as reported	642,814	338,599
Net earnings, as reported	262,967	121,456
Gross revenues, pro forma	n/a	430,182
Revenues, net of interest expense, pro forma	n/a	364,917
Net earnings, pro forma	n/a	147,282
Earnings per common share:
Basic, as reported	$1.57	$1.14

Diluted, as reported	$1.56	$1.11

Basic, pro forma	n/a	$1.10

Diluted, pro forma	n/a	$1.08

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Pursuant to SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For certain option grants made during 2003 and 2004, the exercise prices of options granted were below the market prices on the dates of grants. The total compensation recorded for these grants was less than $100 for the three and nine months ended September 30, 2004 and 2003. All outstanding stock options at March 30, 2003 vested as a result of the merger with FBR Asset. The following pro forma financial information reflects the application of SFAS 123’s fair value approach to recording stock compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$92,149	$56,961	$262,967	$121,456
Stock based employee compensation	143	28	198	1,708

Pro forma net income	$92,006	$56,933	$262,769	$119,748

Basic earnings per share—as reported	$0.55	$0.42	$1.57	$1.14

Basic earnings per share—pro forma	$0.55	$0.42	$1.56	$1.13

Diluted earnings per share—as reported	$0.55	$0.41	$1.57	$1.11

Diluted earnings per share—pro forma	$0.55	$0.41	$1.56	$1.10

4.	Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate stocks	$52,378	$142,013	$3,754	$9,524
Corporate bonds	1,996	5,952	1,178	1

	$54,374	$147,965	$4,932	$9,525

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. However, these obligations relate primarily to over-allotments associated with the Company’s underwriting activities. As of September 30, 2004 and December 31, 2003, for $131,375 and $8,900 respectively, of securities sold but not yet purchased, the Company maintains an option to purchase additional shares from the issuer at the applicable offering price less the underwriter discount to cover these short positions. Accordingly, these transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

Principal Investments

The Company’s investments as principal consisted of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Mortgage-backed securities	$10,918,664	$10,551,570

Reverse repurchase agreements	162,095	—

Long-term Investments
Merchant Banking:
Marketable equity securities	139,656	178,550
Non-public equity securities	124,078	83,400
Private debt investment	5,000	7,500
Equity method investments	58,937	67,756
Cost method and other investments	9,024	15,195
Investment securities—marked to market	5,247	26,601

Total long-term investments	341,942	379,002

Total principal investments	$11,422,701	$10,930,572

Mortgage-Backed Securities and Long-Term Investments

The Company’s principal investments consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are classified as either available-for-sale (carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss) or trading (carried at fair value with unrealized gains and losses recorded to net investment income).

The Company’s investments in mortgage-backed securities and marketable equity securities as of September 30, 2004 and December 31, 2003 were:

	September 30, 2004
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)
Available-for-sale	$10,917,408	$6,257	$(84,410)	$10,839,255
Trading	79,250	159	—	79,409

	10,996,658	6,416	(84,410)	10,918,664
Marketable equity securities – Available-for sale	116,215	30,161	(6,720)	139,656

Total	$11,112,873	$36,577	$(91,130)	$11,058,320

(1)	As of September 30, 2004, the mortgage-backed securities portfolio had a net premium of $192,511. This net premium includes $17,683 of remaining premium related to the increase in the basis of the securities acquired from FBR Asset based on the values of the securities at the time of the merger.

	December 31, 2003
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities – Available-for sale	$10,590,540	$15,535	$(54,505)	$10,551,570
Marketable equity securities – Available-for sale	82,607	96,323	(380)	178,550

Total	$10,673,147	$111,858	$(54,885)	$10,730,120

The Company’s mortgage-backed securities portfolio is comprised of agency-backed adjustable-rate mortgage-backed securities, most of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the portfolio at September 30, 2004 and December 31, 2003 was 3.90% and 4.42%, respectively.

During the three months ended September 30, 2004, the Company sold mortgage-backed securities resulting in gross gains and losses of $4,825 and $(2,983), respectively, and sold marketable equity securities resulting in gross gains and losses of $13,194 and $-0-, respectively. During the same period in 2003, sales of mortgage-backed securities resulted in gross gains and losses of $727 and $(256), respectively, while sales of marketable equity securities resulted in gross gains and losses of $13,887 and $-0-, respectively.

During the nine months ended September 30, 2004, the Company sold mortgage-backed securities resulting in gross gains and losses of $4,994 and $(3,820), respectively, and sold marketable equity securities resulting in gross gains and losses of $66,785 and $-0-, respectively. During the same period in 2003, sales of mortgage-backed securities resulted in gross gains and losses of $6,273 and $(331), respectively, while sales of marketable equity securities resulted in gross gains and losses of $24,398 and $-0-, respectively.

The following table shows the gross unrealized losses and fair value of the Company’s available for sale securities at September 30, 2004 with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by length of time the individual securities have been in a continuous loss position.

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$7,414,716	$(54,100)	$7,360,616	$1,829,215	$(30,310)	$1,798,905
Marketable equity securities	58,330	(6,720)	51,610	—	—	—

Total	$7,473,046	$(60,820)	$7,412,226	$1,829,215	$(30,310)	$1,798,905

The unrealized losses on mortgage-backed securities are due to interest rate increases and are not related to credit quality issues. All of the mortgage-backed securities held by the Company are guaranteed as to principal and interest by Fannie Mae, Freddie Mac or Ginnie Mae. The Company does not deem these investments to be other-than-temporarily impaired based on the severity of the decline, because the decline in market value is attributable to interest rate increases and because the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity. The Company has also evaluated its portfolio of marketable equity securities for impairment. Based on the limited severity and duration of these losses and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired. For investments in equity securities carried at cost and other cost method investments, except as noted in the following sentence, the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. The Company recorded a $2,500 impairment loss during the third quarter of 2004 that is included in net investment income reflecting the Company’s evaluation of the estimated fair value of a private debt investment as of September 30, 2004. This impairment loss was due to circumstances arising during the quarter that had an adverse effect on the fair value of the security.

As of September 30, 2004, $10,257,540 (fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements, commercial paper borrowings and interest rate swap agreements. In addition, $47,511 of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

Reverse Repurchase Agreements

In May 2004 the Company entered into one year Master Repurchase Agreement with a mortgage loan originator under which the Company provides warehouse financing to the mortgage originator. As of September 30, 2004, the outstanding balance was $162,095 and the weighted average coupon was 2.38%. The Company funds its advances under the agreement through repurchase agreement borrowings. Both the reverse repurchase agreement and repurchase agreement borrowings reset daily and mature within the next six months.

5.	Borrowings:

Commercial Paper and Repurchase Agreements

The Company issues commercial paper and enters into repurchase agreements to fund its investments in mortgage-backed securities and reverse repurchase agreements. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (“Georgetown Funding”), a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program. Through its administration agreement, the Company maintains effective control over Georgetown Funding. The Company consolidates Georgetown Funding for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s Master Repurchase Agreement with Georgetown Funding enables the Company to finance up to $12,000,000 of mortgage-backed securities. Prior to August 31, 2004, financing capacity through Georgetown Funding was $5,000,000.

The following table provides information regarding the Company’s outstanding commercial paper and repurchase agreement borrowings as of September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	Commercial Paper	Repurchase Agreements	Commercial Paper	Repurchase Agreements
Outstanding balance	$5,346,318	$4,784,967	$4,392,965	$5,095,676
Weighted-average rate	1.83%	1.72%	1.18%	1.14%
Weighted-average term to maturity	38.9 days	30.2 days	37.3 days	25.6 days

The following table provides information regarding the Company’s commercial paper and repurchase agreement borrowings outstanding during the three and nine months ended September 30, 2004 and 2003.

	September 30, 2004		September 30, 2003
	Commercial Paper	Repurchase Agreements	Commercial Paper	Repurchase Agreements
Weighted-average outstanding balance during the three months ended	$4,775,182	$6,310,166	$965,227	$6,787,821
Weighted-average rate during the three months ended	1.56%	1.52%	1.18%	1.12%
Weighted-average outstanding balance during the nine months ended	$4,659,973	$5,762,767	$325,278	$4,370,136
Weighted-average rate during the nine months ended	1.27%	1.29%	1.18%	1.20%

See also Note 6 for information regarding the effects of interest rate swaps and Eurodollar futures on the Company’s borrowing costs.

Long Term Debt

During 2003, and through September 30, 2004, the Company through its taxable REIT subsidiary FBR TRS Holdings, Inc. (“TRS Holdings”) issued a total of $102,500 in long-term debentures. The long term debt securities accrue and require payments of interest quarterly at annual rates of three month LIBOR plus 2.50%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years.

6.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. These instruments include interest rate swap agreements, Eurodollar futures contracts, forward commitments to purchase and sell mortgaged-backed securities and warrants to purchase common stock.

Interest Rate Swaps and Eurodollar Futures Contracts

The Company utilizes interest rate swap agreements and Eurodollar futures to hedge the interest rate risk associated with its repurchase agreement and commercial paper borrowings. In the third quarter of 2004, the Company also began using derivatives to economically hedge certain positions in mortgage-backed securities. The counterparties to the interest rate swap agreements and Eurodollar futures contracts are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate, as summarized below. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three month LIBOR forward rates.

When hedging the variability in interest payments associated with the Company’s borrowing activities, the notional amount of each interest rate swap agreement and Eurodollar futures contract is matched against a like amount of current and/or anticipated borrowings under repurchase agreements or commercial paper. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The Company also uses Eurodollar futures contracts to economically hedge the fair value of certain mortgage-backed security positions, which were comprised of mortgage-backed securities classified as trading and certain commitments to purchase mortgage-backed securities. The Company has not designated these Eurodollar futures contracts as hedges under SFAS 133. The total notional amount of these contracts, which have maturity dates ranging from December 2004 to September 2011, was $4,860,000 as of September 30, 2004. The market value of these contracts at September 30, 2004 was $(3,157). The gains and losses on these derivatives are recorded to net investment income along with the gains and losses on the mortgage-backed security positions being hedged. For the three and nine months ended September 30, 2004, the Company recorded a net loss of $6,561 on these derivatives. During the same periods, the Company recorded a net gain of $7,619 on the related mortgage-backed security positions (see Note 4 disclosures relating to mortgage-backed securities designated as trading, and discussion of dollar roll forward commitments below for further information regarding this net gain).

The net effect of the Company’s interest rate swap agreements, including purchase accounting basis adjustments and hedge ineffectiveness, and Eurodollar futures contracts accounted for as cash flow hedges was to decrease (increase) interest expense by $876 and $(6,187) for the three and nine months ended September 30, 2004, respectively. The total gain deferred in accumulated other comprehensive income relating to these derivatives was $7,807 at September 30, 2004. All of these amounts are expected to flow through the Company’s statement of operations over the next twelve months. The Company held the following interest rate swaps at September 30, 2004 and December 31, 2003.

Notional Amount	Pay Rate(1)		Receive Rate on September 30, 2004	Receive Rate on December 31, 2003	Termination Date	September 30, 2004 Fair Value	December 31, 2003 Fair Value
$50,000	4.97%		n/a	1.16%	July 27, 2004	$—	$(2,009)
2,000,000	1.31	%(2)	1.62%	1.16%	October 15, 2004	1,505	(678)
500,000	1.31%		1.62%	1.16%	October 17, 2004	393	(139)
500,000	1.59%		1.88%	1.14%	December 18, 2004	358	(1,198)
500,000	1.60%		1.89%	1.14%	December 22, 2004	356	(1,206)
500,000	1.41%		1.95%	1.13%	December 30, 2004	858	(136)
1,000,000	1.68%		1.66%	n/a	July 28, 2005	5,383	n/a

$5,050,000						$8,853	$(5,366)

(1)	The weighted average fixed rate of the Company’s interest rate swap agreements is 1.45% as of September 30, 2004.

(2)	Average of two, one billion dollar notional interest rate swaps.

The notional amount of Eurodollar futures contracts accounted for as cash flow hedges totaled $1,000,000 as of September 30, 2004. These contracts mature in December 2004 and March 2005, and their fair value was $1,091 as of September 30, 2004.

Forward Commitments

As of September 30, 2004, the Company had made forward commitments to purchase $405,000 in Hybrid ARM securities. These commitments to purchase mortgage-backed securities are designated as cash flow hedges of the anticipated purchases, and as of September 30, 2004 were valued at $293, which was deferred as a gain to accumulated other comprehensive income. Gains and losses on commitments deferred to other comprehensive income are transferred from accumulated other comprehensive income to earnings over the life of the hedged item after settlement of the forward purchase. Gains and losses on forward commitments that are net settled in a pair-off transaction are recognized immediately. During the three and nine months ended September 30, 2004, the Company recorded losses of $(788) and $(638), respectively, on paired-off commitments. The Company recorded gains of $1,848 on paired-off commitments during the nine months ended September 30, 2003. No pair-off gains or losses were recorded in the three months ended September 30, 2003.

The Company also made commitments to purchase Hybrid ARM securities in dollar roll transactions. The notional amount of such commitments was $500,000 as of September 30, 2004 with a fair value of $1,484. During the three and nine months ended September 30, 2004, the Company recorded $7,460 in gains on these dollar roll transactions that is included in net investment income.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During the three and nine months ended September 30, 2004, the Company recorded net gains of $4,380 and $5,513, respectively, related to these securities. The Company recorded net gains of $207 and $5,414, respectively, for the same periods in 2003. As of September 30, 2004, the Company held stock warrants with a fair value of $455.

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

During the three and nine months ended September 30, 2004, the Company recorded $20,329 and $36,129 respectively, of income tax expense for income attributable to taxable REIT subsidiaries. The Company’s effective tax rate at its taxable REIT subsidiaries was 39% for the three and nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, the Company recorded $14,483 and $23,507, respectively, of income tax expense for the period prior to the effective date of the merger with FBR Asset as well as for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2003 income also was 39%.

8.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), FBR Investment Services, Inc. (“FBRIS”), and Pegasus Capital Corporation (“Pegasus”) are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (“the rule”), which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined by the rule, not to exceed 15 to 1. As of September 30, 2004, FBR & Co. had regulatory net capital as defined of $76,297, which exceeded its required net capital of $10,366 by $65,931. In addition, as of September 30, 2004, FBRIS and Pegasus each had regulatory net capital as defined in excess of amounts required.

The Company’s U.K. broker-dealer subsidiary, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”) is subject to the net capital rules of the Financial Services Authority. As of September 30, 2004, FBRIL had regulatory net capital as defined in excess of amounts required.

9.	Earnings Per Share:

The following tables present the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	167,593	167,593	135,670	135,670
Stock options and restricted stock	—	1,207	—	2,599

Weighted average common and common equivalent shares outstanding	167,593	168,800	135,670	138,269

Net earnings applicable to common stock	$92,149	$92,149	$56,961	$56,961

Earnings per common share	$0.55	$0.55	$0.42	$0.41

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	166,975	166,975	106,279	106,279
Stock options and restricted stock	—	1,525	—	2,824

Weighted average common and common equivalent shares outstanding	166,975	168,500	106,279	109,103

Net earnings applicable to common stock	$262,967	$262,967	$121,456	$121,456

Earnings per common share	$1.57	$1.56	$1.14	$1.11

As of September 30, 2004 and 2003, respectively, 4,031,675 and 7,622,453 options to purchase shares of common stock were outstanding (both including shares associated with the Employee Stock Purchase and Loan Plan that are treated as options). As of September 30, 2004 and 2003, respectively, 3,174,175 and 7,582,453 of the total outstanding options were exercisable and 2,632,300 and 2,396,900 were anti-dilutive. In addition, the 1,219,290 restricted common shares granted to employees (see Note 11) are also included in the calculation of weighted average common equivalent diluted shares outstanding for the three and nine months ended September 30, 2004.

10.	Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$—	$970	$970	$970	$970	$104,295	$108,175
Minimum rental and other contractual commitments (1)	1,323	12,802	9,738	6,764	6,913	49,672	87,212
Capital commitments (2)	—	—	—	—	—	—	—

Total Contractual Obligations	$1,323	$13,772	$10,708	$7,734	$7,883	$153,967	$195,387

(1)	The table above excludes obligations related to the Company’s repurchase agreement and commercial paper borrowings as well as derivative financial instruments, which are described in Note 5 and Note 6.

(2)	The table above excludes $7,733 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

Litigation

As of September 30, 2004, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs.

There can be no assurance that the current litigation, investigations and regulatory matters, individually or in aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Incentive Fees

The Company recognizes incentive income from the partnerships it manages based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of September 30, 2004, $3,562 of such fees was subject to such potential future reversal.

11.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the nine months ended September 30, 2004 and the year ended December 31, 2003:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2004
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46(1)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

2003
December 11, 2003	December 31, 2003	January 30, 2004	$0.34
September 10, 2003	September 30, 2003	October 31, 2003	$0.34
June 12, 2003	July 1, 2003	July 31, 2003	$0.34
April 1, 2003	April 15, 2003	April 30, 2003	$0.34

(1)	Includes a special dividend of $0.12 per share.

Restricted Stock

During the nine months ended September 30, 2004, the Company granted 551,490 shares of restricted Class A common stock valued at $14,506 to employees in lieu of cash payments for incentive compensation accrued during 2003 under the Company’s Stock and Annual Incentive Plans. As of September 30, 2004, a total of 1,219,290 shares of restricted Class A common stock had been granted. The unamortized value of restricted stock granted to employees totaled $17,247 and $2,203, as of September 30, 2004 and December 31, 2003, respectively, and is reflected as deferred compensation in stockholders’ equity.

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the shares of stock purchased under the plan. As of September 30, 2004 and December 31, 2003, the balance outstanding on these loans was $4,821 and $8,277, respectively. During the three and nine months ended September 30, 2004, $154 and $577, respectively of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

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

	Capital Markets	Asset Management	Principal Investing	Consolidated Totals
Three Months Ended September 30, 2004
Total revenues	$166,766	$10,524	$110,630	$287,920
Pre-tax income	53,315	1,704	57,459	112,478
Three Months Ended September 30, 2003
Total revenues	$109,094	$10,298	$65,568	$184,960
Pre-tax income	32,697	1,640	37,107	71,444
Nine Months Ended September 30, 2004
Total revenues	$384,053	$27,766	$342,183	$754,002
Pre-tax income	93,081	2,644	203,371	299,096
Nine Months Ended September 30, 2003
Total revenues	$200,190	$39,949	$142,799	$382,938
Pre-tax income	43,957	12,749	88,257	144,963

13.	Management Contract Intangible:

The Company’s 2001 acquisition of MMA/Rushmore was accounted for using the purchase method of accounting under SFAS 141, and resulted in the recording of $19,700 of management contracts on the balance sheet. These management contracts were previously unrecognized intangible assets of MMA. This intangible asset is being amortized on a straight-line basis over 15 years. As of September 30, 2004, $5,174 of amortization has been recorded resulting in a net value of $14,755. Approximately $1,300 per year will be amortized over the remaining life of this intangible asset.

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

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF Issue 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF Issue 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary.

It is expected that the proposed guidance under FSP EITF Issue 03-1a will be finalized during the fourth quarter of 2004. Adoption of the effective elements of EITF 03-1 did not have a material effect on the Company’s results of operations and financial position. The Company is monitoring the outcome of the EITF’s consideration of the exposure draft FSP EITF Issue 03-1a.

15.	Subsequent Event:

In October 2004, the Company formed Arlington Funding, LLC (“Arlington Funding”), a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset backed commercial paper market and entering into reverse repurchase agreements with mortgage originators. Arlington Funding allows the Company to fund warehouse lines of credit to asset-backed issuers. The Company’s financing capacity through Arlington Funding is $5,000,000. The Company serves as administrator for Arlington Funding’s commercial paper program, and through its administration agreement maintains effective control over Arlington Funding. The Company anticipates that it will consolidate Arlington Funding for financial reporting purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 2004 and 2003, and the Notes thereto and the Company’s 2003 Annual Report on Form 10-K.

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

We constantly evaluate the rates of return that can be achieved in each investment category in which we participate. At this time, based on the interest rate environment and the shape of the yield curve, our mortgage-backed securities investments have provided us with higher relative rates of return than most other investment opportunities we have evaluated. (See discussion of “Interest Rate Risk” at page 32.) Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy will cause us to have different allocations of capital in different environments.

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

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net income increased from $57.0 million during the third quarter of 2003 to $92.1 million during the third quarter of 2004. This increase is primarily due to increased net revenues in 2004 as compared to 2003 in our principal investment segment and increased capital markets revenues including underwriting, corporate finance and agency commissions. Our 2004 net income also includes $20.3 million of income tax expenses as compared to $14.5 million of income tax expenses being recorded in 2003.

The Company’s net revenues increased 50% from $162.0 million in 2003 to $243.7 million in 2004 due primarily to increases in revenues net of interest expense associated with our principal investment activities and increases in revenues from investment banking and institutional brokerage activities. Within capital markets our investment banking revenue increased $52.5 million and institutional brokerage revenue increased $3.1 million in 2004 as compared to 2003.

Underwriting revenue increased 76% from $37.5 million in 2003 to $66.0 million in 2004. The increase is attributable to more managed transactions completed in 2004 as compared to 2003. During the third quarter of 2004, the Company managed nineteen public equity/debt offerings raising $3.2 billion. During the third quarter of 2003, the Company managed eleven public offerings raising $1.2 billion. The average size of underwritten equity/debt transactions for which we were a lead or co-manager increased from $104.9 million in 2003 to $168.4 million in 2004. The company also managed three asset-backed security offerings during the third quarter of 2004 totaling $2.2 billion in transaction volume.

Corporate finance revenue increased 47% from $51.6 million in 2003 to $75.6 million in 2004. The Company completed two private placements in 2004 generating $64.0 million in revenues compared to four in 2003 generating $48.9 million in revenues. M&A and advisory fee revenue increased from $2.7 million in 2003 to $11.6 million in 2004 due to an increase in completed M&A transactions and advisory assignments.

Institutional brokerage revenue from principal transactions decreased 35% from $6.5 million in 2003 to $4.2 million in 2004 as a result of decreases in both trading gains and trading volume. Institutional brokerage agency commissions increased 41% from $13.1 million in 2003 to $18.5 million in 2004 as a result of increases in trading volume primarily due to increased customer trading. The Company believes that this increase is due to achieving greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees increased 25% from $5.6 million in 2003 to $7.0 million in 2004 as a result of increases in assets under management. Asset management incentive allocations and fees increased 13% from $1.5 million in 2003 to $1.7 million in 2004 as a result of improved performance in the managed assets.

Revenues from our principal investment activities, net of interest expense, totaled $68.7 million for the third quarter of 2004 compared to $43.3 million for the third quarter of 2003. The primary source of principal investment revenues is interest income from investments in mortgage-backed securities, offset by interest expense from repurchase agreements and commercial paper. The following table summarizes the components of net interest income (dollars in thousands).

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$11,501,189	$86,116	3.00%	$7,906,232	$46,849	2.37%

Other (1)		1,919			—

Interest income		88,035			46,849
Repurchase agreements and Commercial paper (2)	10,834,876	(42,087)	(1.52)%	7,753,049	(22,363)	(1.13)%
Derivative contracts (3)		876			219

	$10,834,876	(41,211)	(1.49)%	$7,753,049	(22,144)	(1.12)%

Other (1)		(3,054)			(828)

Interest expense		(44,265)			(22,972)

Net interest income /spread on MBS investing		$43,770	1.51%		$23,877	1.25%

(1)	Other is comprised of non-mortgage-backed securities investment activities, such as reverse repurchase agreements and associated borrowings related to the Company’s warehouse lending activities and long-term borrowings used for general corporate purposes.

(2)	Includes repurchase agreements and commercial paper borrowings used to finance mortgage-backed securities.

(3)	Includes the effect of interest rate swap agreements and Eurodollar futures contracts accounted for as cash flow hedges, including hedge ineffectiveness.

As shown in the table above, net interest income from principal investment activity increased by $19.9 million from third quarter 2003 to third quarter 2004. This increase was due to a 45.5% increase in the average balance of the mortgage-backed securities portfolio, combined with an increase in the net interest spread on such investments. The increase in net interest spread was due to a decrease in premium amortization expense from $38.8 million in the third quarter of 2003 to $24.2 million in the third quarter of 2004, driven by a decrease in the average one month Constant Prepayment Rate (“CPR”) from 41% to 30%, respectively. The positive effect of the decrease in premium amortization expense was partially offset by an increase in borrowing costs due to increases in the federal funds rate during the third quarter of 2004 and a reduction in the average coupon on the mortgage-backed securities from 4.42% in 2003 to 3.91% in 2004.

In addition to net interest income, the Company recorded $5.8 million in dividend income from its merchant banking equity investment portfolio for third quarter 2004, compared to $1.3 million during the third quarter 2003. The increase in dividend income was primarily due to an increase in such distributions, including a dividend payment from one issuer that totaled $4.0 million. The Company also earned $19.1 million in net investment income during the three months ended September 30, 2004, compared to $18.2 million for the same period in 2003. The following table summarizes the components of net investment income (dollars in thousands)

	Three Months Ended September 30,
	2004	2003
Gains on sale of equity investments	$13,194	$13,887
Gains on sale of mortgage-backed securities, net	1,842	471
Income from equity method investments	1,425	2,724
Gains on investment securities— marked-to-market, net	4,860	1,096
Other, net	(2,231)	—

	$19,090	$18,178

Income from equity method investments reflects the Company’s equity in earnings from investments in proprietary investment partnerships and other managed investments. Gains and losses on investments securities—marked-to-market, relate to securities received in connection with capital raising activities. Other net investment income includes gains and losses from mortgage-backed securities classified as trading, paired-off commitments, derivatives not designated as hedges under SFAS 133 and impairments of long-term investments. See Notes 4 and 6 to the financial statements for further information on these other gains and losses, as well as gains on sale of equity investments and mortgage-backed securities.

Total non-interest expenses increased 45% from $90.5 million in 2003 to $131.2 million in 2004 due primarily to increases in variable compensation associated with increased revenue during 2004 as well as increased professional services and business development costs relating primarily to increased investment banking activities.

Compensation and benefits expense increased 42% from $67.5 million in 2003 to $95.8 million in 2004. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 42% in 2003 to 39% in 2004 due to the effects of the merger with FBR Asset and the increased revenues from principal investing activities.

Business development expenses increased 73% from $4.8 million in 2003 to $8.3 million in 2004. This increase is primarily due to costs associated the higher level of investment banking activity in 2004 as compared to 2003, as well as costs related to the Company’s branding initiatives that commenced during the first quarter of 2004, including sponsorship of the PGA Tour’s FBR Open and related advertising.

Professional services increased 106% from $6.5 million in 2003 to $13.4 million in 2004 primarily due to increases in legal costs associated with increased investment banking activity, including both completed and in-process transactions, as well increases in costs associated with corporate initiatives, including increased accounting, legal and recruiting expenses.

Clearing and brokerage fees decreased 24% from $2.1 million in 2003 to $1.6 million in 2004 reflecting increased institutional brokerage volume and related revenue, offset by a decrease in our negotiated transaction fees. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 10% in 2003 to 7% in 2004.

Occupancy and equipment expense increased 63% from $2.4 million in 2003 to $3.9 million in 2004 primarily due to the opening of a new office in the fourth quarter of 2003, as well as increases in the Company’s headcount as of September 30, 2004 as compared to September 30, 2003.

Communications expense increased 10% from $3.0 million in 2003 to $3.3 million in 2004 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 12% from $4.3 million in 2003 to $4.8 million in 2004. This change reflects increased 12b-1 fees of $0.2 million combined with increases in various office operations and administrative expense items of $0.3 million.

The total income tax provision increased from $14.5 million in 2003 to $20.3 million in 2004 due to increased taxable income in 2004 as compared to 2003. The Company’s effective tax rate at its taxable REIT subsidiaries was 39% for the three months ended September 30, 2004 and 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Our merger with FBR Asset was completed on March 31, 2003, accordingly only the last three quarters of 2003 results include the full effects of the merger. Therefore with respect to principal investing activities, results for the nine months September 30, 2004 are not comparable to the similar 2003 period. Net income increased from $121.5 million during 2003 to $263.0 million during 2004. This increase is primarily due to increased revenues and net investment income in 2004 as compared to 2003 in our principal investment and capital markets segments. Our 2004 net income also includes $36.1 million of income tax expenses as compared to $23.5 million of income tax expenses being recorded in 2003.

The Company’s net revenues increased 90% from $338.6 million in 2003 to $642.8 million in 2004 due primarily to revenues associated with our principal investment activities and increases in revenues from investment banking and institutional brokerage activities. Within capital markets our investment banking revenue increased $153.7 million and institutional brokerage revenue increased $33.8 million in 2004 as compared to 2003.

Underwriting revenue increased 136% from $70.3 million in 2003 to $166.2 million in 2004. The increase is attributable to more managed transactions completed in 2004 as compared to 2003. During the first nine months of 2004, the Company managed sixty public equity/debt offerings raising $9.0 billion. During the first nine months of 2003, the Company managed twenty-three public offerings raising $3.1 billion. The average size of underwritten equity/debt transactions for which we were a lead or co-manager increased from $133.7 million in 2003 to $150.4 million in 2004. The company also managed nine asset-backed security offerings during the first nine months of 2004 totaling $6.9 billion in transaction volume.

Corporate finance revenue increased 82% from $70.7 million in 2003 to $128.5 million in 2004 due to more transactions completed in 2004. The Company completed seven private placements in 2004 generating $112.7 million in revenues compared to five in 2003 generating $61.2 million. M&A and advisory fee revenue increased from $9.5 million in 2003 to $15.8 million in 2004 due to the increase in completed M&A transactions from five in 2003 to eight in 2004.

Institutional brokerage revenue from principal transactions decreased 7% from $16.9 million in 2003 to $15.7 million in 2004 as a result of decreases in both trading gains and trading volume. Institutional brokerage agency commissions increased 104% from $33.7 million in 2003 to $68.7 million in 2004 as a result of increases in trading volume primarily due to increased customer trading. The Company believes that this increase is due to achieving greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees increased 7% from $18.7 million in 2003 to $20.0 million in 2004, reflecting the elimination of fees earned from FBR Asset in 2004 amounts ($2.8 million earned in the first quarter of 2003), offset by increases in fees earned from our other managed vehicles. Asset management incentive allocations and fees decreased 65% from $8.5 million in 2003 to $3.0 million in 2004 primarily as a result of the elimination of fees earned from FBR Asset in 2004 amounts ($5.6 million earned in first quarter of 2003), offset by a slight increase in incentive allocations from investment partnerships.

Revenues from our principal investment activities, net of interest expense, totaled $236.0 million in 2004 compared to $113.3 million in 2003. The primary source of principal investment revenues is interest income from investments in mortgage-backed securities, offset by interest expense from repurchase agreements and commercial paper. The following table summarizes the components of net interest income (dollars in thousands).

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$10,986,397	$259,417	3.15%	$4,809,192	$98,432	2.73%

Other (1)		4,724			—

Interest income		264,141			98,432
Repurchase agreements and Commercial paper (2)	10,303,822	(99,515)	(1.27)%	4,695,414	(42,740)	(1.20)%
Derivative contracts (3)		(6,187)			668

	$10,303,822	(105,702)	(1.35)%	$4,695,414	(42,072)	(1.18%)

Other (1)		(5,486)			(2,267)

Interest expense		(111,188)			(44,339)

Net interest income /spread on MBS investing		$152,953	1.80%		$54,093	1.55%

(1)	Other is comprised of non-mortgage-backed securities investment activities, such as reverse repurchase agreements and associated borrowings related to the Company’s warehouse lending activities and long-term borrowings used for general corporate purposes.

(2)	Includes repurchase agreements and commercial paper borrowings used to finance mortgage-backed securities.

(3)	Includes the effect of interest rate swap agreements and Eurodollar futures contracts accounted for as cash flow hedges, including hedge ineffectiveness.

As shown in the table above, net interest income from principal investment activity increased by $98.9 million from 2003 to 2004. This increase was due to a 128.4% increase in the average balance of the mortgage-backed security portfolio, combined with an increase in the net interest spread on such investments. The increase in net interest spread was due to a decrease in premium amortization expense. Premium amortization expense decreased from $64.0 million in 2003 to $60.9 million in 2004 as a result of generally lower CPRs in 2004 compared to 2003. The positive effect of the decrease in premium amortization expense was partially offset by increases in short-term interest rates during 2004 as a result of increases in the federal funds rate, and an increase in interest expense associated with interest rate swap agreements as a result of an increase in the notional amount of pay-fixed interest rate swaps at the end of 2003 and beginning of 2004 and the terms of these agreements.

In addition to net interest income, the Company recorded $8.5 million in dividend income from its merchant banking equity investment portfolio in 2004, compared to $3.7 million in 2003. The increase in dividend income was primarily due to an increase in such distributions, including a dividend payment from one issuer that totaled $4.0 million. The Company also earned $74.5 million in net investment income in 2004, compared to $55.5 million in 2003. The following table summarizes the components of net investment income (dollars in thousands).

	Nine Months Ended September 30,
	2004	2003
Gains on sale of equity investments	$66,785	$24,398
Gains on sale of mortgage-backed securities, net	1,174	5,942
Income from equity method investments	2,065	13,540
Gains on investments securities— marked-to-market, net	7,173	9,761
Other, net	(2,666)	1,848

	$74,531	$55,489

See Notes 4 and 6 to the financial statements for further information on gains on sale of equity investments and mortgage-backed securities, and other gains and losses, which includes gains and losses from mortgage-backed securities classified as trading, paired-off commitments, derivatives not designated as hedges under SFAS 133 and impairments of long-term investments.

Total non-interest expenses increased 78% from $193.6 million in 2003 to $343.7 million in 2004 due primarily to increases in variable compensation associated with increased revenue during 2004 as well as increased professional services and business development costs.

Compensation and benefits expense increased 69% from $135.2 million in 2003 to $228.4 million in 2004. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 40% in 2003 to 36% in 2004 due to the effects of the merger with FBR Asset and the increased revenues from principal investing activities.

Business development expenses increased 128% from $14.8 million in 2003 to $33.7 million in 2004. This increase is primarily due to costs associated the higher level of investment banking activity in 2004 as compared to 2003, as well as costs associated with the Company’s branding initiatives that commenced during the first quarter of 2004, including sponsorship of the PGA Tour’s FBR Open and related advertising.

Professional services increased 195% from $13.1 million in 2003 to $38.6 million in 2004 primarily due to increases in legal costs associated with increased investment banking activity, including both completed and in-process transactions, as well increases in costs associated with corporate initiatives, including increased accounting, legal and recruiting expenses.

Clearing and brokerage fees increased 38% from $5.0 million in 2003 to $6.9 million in 2004 due to increased institutional brokerage volume and related revenue. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 10% in 2003 to 8% in 2004.

Occupancy and equipment expense increased 49% from $6.8 million in 2003 to $10.1 million in 2004 primarily due to the opening of a new office in the fourth quarter of 2003, as well as increases in the Company’s headcount as of September 30, 2004 as compared to September 30, 2003.

Communications expense increased 31% from $7.4 million in 2003 to $9.7 million in 2004 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 43% from $11.3 million in 2003 to $16.2 million in 2004. This change reflects increased 12b-1 fees of $1.0 million, increased D&O, E&O and other insurance premiums of $0.7 million, increases in director fees of $0.3 million, and increases in various office operations expense items of $2.9 million.

The total income tax provision increased from $23.5 million in 2003 to $36.1 million in 2004 due to increased taxable income in 2004 as compared to 2003. The Company’s effective tax rate at its taxable REIT subsidiaries was 39% for the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Company’s tax provision related to income generated during the period prior to the effective date of the merger with FBR Asset as well as for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2003 income also was 39%.

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

Sources of Funding

We believe that our existing cash balances, cash flows from operations, and borrowing capacity under our unsecured credit facility (see discussion below) and the Georgetown Funding Company, LLC (“Georgetown Funding”) commercial paper conduit (see discussion below) as well as borrowings under collateralized repurchase agreements are sufficient to meet our investment objectives and fund operating expenses. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements that could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that our marketable equity securities could be sold, in most circumstances, to provide cash.

In July 2004, we entered into a $255 million, 364-day senior unsecured credit agreement with various U.S. financial institutions. This facility includes a one-year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs, including when deemed appropriate funding FBR Group’s $500 million subordinated line of credit with Friedman Billings Ramsey & Co., Inc. (“FBR & Co.”). FBR &Co.’s borrowings under this intercompany agreement are allowable for net capital purposes and are used in connection with regulatory capital requirements to support underwriting activities.

As of September 30, 2004, the Company’s indebtedness totaled $10.7 billion, which resulted in a leverage ratio of 7.0 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings, Inc. (“TRS Holdings”). Such long-term debt issuances have totaled $102.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.50%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of September 30, 2004, we had $108.2 million of long-term debt.

In August 2003, we formed Georgetown Funding, a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program, and through our administration agreement maintain effective control over Georgetown Funding. Georgetown Funding is consolidated for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $12 billion of mortgage-backed securities. Prior to August 31, 2004, financing capacity through Georgetown Funding was $5 billion.

The following table provides additional information regarding the Company’s indebtedness (dollars in millions).

As of September 30, 2004
Long-term debt	$108.2
Repurchase agreements and commercial paper
Outstanding balance	$10,131.3
Weighted-average rate	1.78%
Weighted-average effective rate (1)	1.56%
Weighted-average term to maturity	34.8 days
Weighted-average effective reset date (1)	71.2 days

(1)	Effective rate and reset date considers the effect of interest rate swaps and Eurodollar futures contracts, which effectively convert these short-term borrowings into longer-term funding.

In October 2004, we formed Arlington Funding, LLC (“Arlington Funding”), a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset backed commercial paper market and entering into reverse repurchase agreements with mortgage originators. Arlington Funding allows the Company to fund warehouse lines of credit to asset-backed issuers. Our financing capacity through Arlington Funding is $5 billion. We serve as administrator for Arlington Funding’s commercial paper program, and through our administration agreement maintain effective control over Arlington Funding. We anticipate that we will consolidate Arlington Funding for financial reporting purposes.

Assets

Our principal assets consist of mortgage-backed securities, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of September 30, 2004, liquid assets consisted primarily of cash and cash equivalents of $173.5 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $10.9 billion in MBS (not including commitments to purchase an additional $405 million of Hybrid ARM securities), $341.9 million in long-term investments, $54.4 million in trading securities, and a receivable due from our clearing broker of $227.3 million at September 30, 2004.

As of September 30, 2004, our mortgage-backed securities portfolio was comprised of agency-backed ARM and Hybrid ARM securities. Excluding principal receivable, which totaled $120.7 million, the total par value of the portfolio was $10.7 billion and the market value was $10.8 billion. As of September 30, 2004, the weighted average coupon of the portfolio was 3.90%. The actual yield of the mortgage-backed securities portfolio is affected by the price paid to acquire the securities. Historically, we have purchased mortgage-backed securities at a price greater than the par value (i.e., a premium) resulting in the yield being less than the security’s stated coupon. At September 30, 2004, the MBS portfolio had a net premium of $192.5 million. Based on the amount of the premium and our estimates of future prepayments, the weighted average yield of the mortgage-backed securities portfolio was 3.01% as of September 30, 2004. Management’s estimate of prepayments, which was equivalent to a lifetime CPR of approximately 26%, is based on historical performance and estimates of future performance, including historical CPRs, interest rates and characteristics of the mortgage-backed securities portfolio, including Hybrid ARM type, age, and the weighted average coupon of the loans underlying the securities assessed in relation to current market data.

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

The following table provides additional detail regarding the Company’s merchant banking investments as of September 30, 2004 (dollars in thousands).

	Shares	Cost Basis	Fair Value
Merchant Banking Investments
Accredited Home Lenders Holding Company(1)	510,697	$4,080	$19,672
American Financial Realty Trust	525,000	7,639	7,408
Cmet(1),(2)	50,000	4,650	4,650
Fieldstone(1),(2)	3,588,329	49,734	49,734
Franklin Bank Corporation	350,000	3,500	5,968
Government Properties Trust(1)	210,000	2,100	1,995
JER Investors Trust(1),(2)	377,350	5,264	5,264
KKR(1),(2)	2,500,000	23,250	23,250
Medical Properties Trust(1),(2)	1,795,571	16,180	16,180
New Century Financial Corporation(1),(2)	636,885	35,050	38,353
New York Mortgage Trust	200,000	1,760	1,870
Provident Senior Living Trust(1),(2)	1,792,115	25,000	25,000
Quanta Capital Holdings	2,688,172	25,000	21,909
Saxon Capital, Inc.	1,840,000	33,342	39,560
Private debt investment	—	5,000	5,000
Other	—	3,744	2,921

Total Merchant Banking Investments		$245,293	$268,734

(1)	As of September 30, 2004, the Company is restricted from selling its shares based on the terms of its purchase.

(2)	As of September 30, 2004, these shares are not registered for public trading.

Net unrealized gains and losses related to our merchant banking investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $23.4 million as of September 30, 2004. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Regulatory Capital

FBR & Co., FBR Investment Services, Inc. (“FBRIS”), and Pegasus Capital Corporation (“Pegasus”), as U.S. broker-dealers, are registered with the Securities and Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. (“NASD”). Additionally, Friedman, Billings, Ramsey International, Ltd. (“FBRIL”), our U.K. broker-dealer, is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2004, FBR & Co. had regulatory net capital as defined of $76.3 million which exceeded its required net capital of $10.4 million by $65.9 million. In addition, each of FBRIS, Pegasus and FBRIL had regulatory net capital as defined in excess of amounts required.

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

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2004, FBR Bank meets all capital adequacy requirements to which it is subject. As of September 30, 2004 the most recent notification from the Office of the Comptroller of Currency (“OCC”) categorized FBR Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR Bank’s well-capitalized status.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or, a change in the credit rating of an issuer. The Company is exposed to the following market risks as a result of its investments in mortgage-backed securities and equity investments. Except for trading securities held by FBR & Co. and certain mortgage-backed securities designated as trading, none of these investments is held for trading purposes.

Interest Rate Risk

Leveraged MBS

The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and its financing with repurchase agreement and commercial paper borrowings. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to changes in interest rates primarily through the use of paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. The counterparties to the Company’s interest rate swap agreements and Eurodollar futures contracts at September 30, 2004 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long-term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s swap positions as the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario, as well as the Company’s position in Eurodollar futures contracts. If interest rates decline, the reverse is true for mortgage-backed securities, paying fixed and receiving floating interest rate swaps, and Eurodollar futures contracts. See Note 6 to the financial statements for information regarding how the effects of interest rate swaps and Eurodollar futures contracts are reflected in the Company’s financial statements.

The table that follows shows the expected change in market value for the Company’s current mortgage-backed securities, interest-rate swaps and Eurodollar futures under hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at September 30, 2004.” Actual results could differ significantly from these estimates. The estimated change in value of the mortgage-backed securities reflects an effective duration of 1.25 years. The effective duration is based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the mortgage-backed securities portfolio including assumptions regarding prepayments based, in part, on each security’s age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at September 30, 2004	Value of MBS and derivatives at September 30, 2004 with 100 basis point increase in interest rates	Percent Change	Value of MBS and derivatives at September 30, 2004 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities-available-for-sale	$10,839,255	$10,671,247	(1.55)%	$10,942,228	0.95%
Mortgage-backed securities-trading	79,409	77,384	(2.55)%	80,957	1.95%
Derivative assets	10,676	187	(98.25)%	16,574	55.25%
Reverse repurchase agreements	162,095	162,095		162,095
Other	1,192,130	1,192,130		1,192,130

Total Assets	$12,283,565	$12,103,043	(1.47)%	$12,393,984	0.90%

Liabilities
Repurchase agreements and commercial paper	$10,131,285	$10,131,285		$10,131,285
Derivative liabilities	2,112	(9,808)	(564.39)%	14,872	604.17%
Other	606,807	606,807		606,807

Total Liabilities	10,740,204	10,728,284	(0.11)%	10,752,964	0.12%

Shareholders’ Equity
Common stock	1,687	1,687		1,687
Paid-in-capital	1,477,413	1,477,413		1,477,413
Employee stock loan receivable	(4,821)	(4,821)		(4,821)
Deferred compensation	(17,492)	(17,492)		(17,492)
Accumulated comprehensive income	(44,949)	(210,926)	(369.26)%	53,562	219.16%
Retained earnings	131,523	128,898	(2.00)%	130,671	(0.65)%

Total Shareholders’ Equity	1,543,361	1,374,759	(10.92)%	1,641,020	6.33%

Total Liabilities and Shareholders’ Equity	$12,283,565	$12,103,043	(1.47)%	$12,393,984	0.90%

Book Value per Share	$9.26	$8.24	(10.92)%	$9.84	6.33%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of September 30, 2004 (dollars in thousands, except per share amounts).

	Value at September 30, 2004	Value of Equity at September 30, 2004 with 10% Increase in Price	Percent Change	Value at September 30, 2004 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$139,656	$153,622	10.00%	$125,690	(10.00)%
Equity method investments	58,937	64,831	10.00%	53,043	(10.00)%
Investment banking investments	5,247	5,772	10.00%	4,722	(10.00)%
Other long-term investments	138,102	138,102		138,102
Trading securities	133,782	147,160	10.00%	120,404	(10.00)%
Other	11,807,841	11,807,841		11,807,841

Total Assets	$12,283,565	$12,317,328	0.27%	$12,249,802	(0.27)%

Liabilities	$10,740,204	$10,740,204		$10,740,204

Shareholders’ Equity
Common stock	1,687	1,687		1,687
Paid-in-capital	1,477,413	1,477,413		1,477,413
Employee stock loan receivable	(4,821)	(4,821)		(4,821)
Deferred compensation	(17,492)	(17,492)		(17,492)
Accumulated comprehensive income	(44,949)	(30,983)	(31.07)%	(58,915)	31.07%
Retained earnings	131,523	151,320	15.05%	111,726	(15.05)%

Total Shareholders’ Equity	1,543,361	1,577,124	2.19%	1,509,598	(2.19)%

Total Liabilities and Shareholders’ Equity	$12,283,565	$12,317,328	0.27%	$12,249,802	(0.27)%

Book Value per Share	$9.26	$9.46	2.19%	$9.05	(2.19)%

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2004, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs (together, regulatory matters).

Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”) is involved in investigations by the SEC and the NASD concerning its role in 2001 as a placement agent for an issuer in a PIPE (private investment in public equity) transaction. The Company has cooperated fully with the investigations. To date, neither the SEC nor the NASD has initiated proceedings against the Company or its employees in connection with the investigations.

In addition, one of the Company’s investment adviser subsidiaries, Money Management Associates, Inc. (“MMA”) and one of its now closed mutual funds, are involved in an investigation by the SEC with regard to certain losses sustained by the fund in 2003. The Company has cooperated fully with the investigation. To date, the SEC has not initiated proceedings against the Company or its employees in connection with the investigation.

Since no proceedings have been initiated in these investigations, it is inherently difficult to predict the outcome of the investigations or their affect on FBR & Co., MMA or the Company. Either or both agencies may initiate proceedings as a result of the investigations and such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against the Company or one or more of its employees.

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

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of Friedman, Billings, Ramsey Group, Inc., held on May 19, 2004, the shareholders re-elected each of the following directors:

Nominee for Director	Votes in Favor	Votes Against	Votes Withheld
Emanuel J. Friedman	168,785,420	1,662,449	0
Eric F. Billings	168,785,320	1,662,549	0
W. Russell Ramsey	168,754,520	1,663,349	0
Daniel J. Altobello	168,753,796	1,694,073	0
Peter A. Gallagher	168,753,796	1,694,073	0
Stephen D. Harlan	168,189,261	2,258,608	0
Russell C. Lindner	168,754,461	1,693,408	0
Wallace L. Timmeny	168,541,041	1,906,828	0
John T. Wall	168,753,796	1,694,073	0

The following two other matters were approved by shareholders:

Proxy Item	Votes in Favor	Votes Against	Votes Abstaining
Approval of the FBR Long Term Incentive Plan	118,838,562	4,073,106	1,071,600
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2004	168,702,979	847,731	897,159

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

12		Computation of Ratio of Earnings to Fixed Charges

31	(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Emanuel J. Friedman, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Eric F. Billings, Co-Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(c)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

•	August 5, 2004: Press release announcing Second Quarter 2004 earnings, and script of the August 4, 2004 conference call regarding Second Quarter 2004 earnings.

•	August 12, 2004: Announcement that Friedman, Billings, Ramsey & Co., Inc. had closed a $780 million offering for KKR Financial Corp, a newly-formed real estate investment trust (REIT) to be managed by an affiliate of Kohlberg Kravis Roberts & Co.

•	October 27, 2004: Press release announcing Third Quarter 2004 earnings.

•	October 28, 2004: Script of the October 27, 2004 conference call regarding Third Quarter 2004 earnings.

* SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2004

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 9, 2004