Form 10-K
period 2004-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2005-03-16
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2004

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

(703) 312-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act:

Title of each class of securities	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01	New York Stock Exchange

Securities registered pursuant to section 12(g) of the act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined under Rule 12b-2 of the Act):    Yes  ☒    No  ☐

The aggregate market value of the voting common equity stock held by non-affiliates of the registrant as of June 30, 2004, based on the last sales price reported on that date on the New York Stock Exchange of $19.79 per share, was approximately $2.9 billion. In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption should not be deemed to be conclusive for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	145,251,936 shares as of March 9, 2005
Class B Common Stock	24,929,599 shares as of March 9, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
1. Proxy Statement for Annual Meeting of Shareholders to be held on or about June 9, 2005	Part III

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

This Form 10-K and the information incorporated by reference in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	the overall environment for interest rates;

•	repayment speeds within the mortgage backed securities market;

•	risk associated with equity investments;

•	credit and regulatory risks associated with the business of originating and holding residential mortgage loans which can result in losses on these assets;

•	the demand for public offerings;

•	activity in the secondary securities markets;

•	competition among financial services firms for business and personnel;

•	the high degree of risk associated with venture capital investments;

•	mutual fund and 401(k) pension plan inflows or outflows in the securities markets;

•	volatility of the securities markets;

•	available technologies;

•	the effect of government regulation and of general economic conditions on our own business and on the business in the industry areas on which we focus our investment banking activities;

•	fluctuating quarterly operating results; and

•	the availability of capital to us.

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

ITEM 1. BUSINESS

Our Company

We are a leading investment banking company that provides investment banking, institutional brokerage and asset management services and invests as principal in mortgage-backed securities (MBS) non-conforming residential mortgages and other mortgage related assets, and makes merchant banking investments.

We were formed through the merger in March 2003 of two existing companies, both engaged in related businesses and both managed by the Friedman, Billings, Ramsey Group, Inc. (Pre-Merger FBR) management team. Prior to the merger, FBR Asset Investment Corporation (FBR Asset) was a New York Stock Exchange listed REIT externally managed by a subsidiary of Pre-Merger FBR with a primary focus in mortgage-backed securities and merchant banking investments in debt and equity securities. Pre-Merger FBR was a New York Stock Exchange listed company engaged in the investment banking, institutional brokerage and asset management business. Upon completion of the merger, the surviving corporation assumed the name Friedman, Billings, Ramsey Group, Inc. and succeeded to the REIT status of FBR Asset for U.S. federal income tax purposes.

With the merged businesses combined, we have continued to operate, grow and diversify the businesses of Pre-Merger FBR and FBR Asset. Our investment banking, institutional brokerage and asset management businesses are conducted through taxable REIT subsidiaries and pay full income tax on their earnings at statutory corporate level income tax rates. Our mortgage-related investment and merchant banking businesses are conducted at the parent REIT level, generating and distributing their earnings as dividends to shareholders before taxes. This structure provides shareholders a security that pays a dividend at the REIT parent level and, at the taxable REIT subsidiary level, offers the possibility for growth through the ability to retain and reinvest after-tax earnings. We have recently diversified our business and portfolio strategy further by adding a fixed income and mortgage-backed securities trading unit to our institutional trading operation and by acquiring First NLC Financial Services, LLC (“First NLC”), a non-conforming residential mortgage loan originator that will generate non-conforming residential mortgage loans that we intend to hold in our investment portfolio. See “Recent Developments.”

We are a Virginia corporation and our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia, 22209.

Available Information

You may read and copy the definitive proxy materials and any other reports, statements or other information that we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet worldwide web site maintained by the SEC at http://www.sec.gov. These SEC filings may also be inspected at the offices of the New York Stock Exchange, which is located at 20 Broad Street, New York, New York 10005.

Our web site address is www.fbr.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as well as the annual report to shareholders and Section 16 reports on Forms 3, 4 and 5 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Articles of Incorporation, Bylaws, Statement of Business Principles (our code of ethics), Corporate Governance Guidelines, and the charters of our Audit, Compensation, Nominating and Governance and Risk Policy and Compliance Committees are available on our web site and are available in print, without charge, to any shareholder upon written request in writing c/o our Secretary at 1001 Nineteenth Street North, Arlington, VA 22209. Information at our web site should not be deemed to be a part of this report or incorporated into any other filings we make with the SEC.

Employees

As of December 31, 2004, we had 698 employees engaged in the following activities: 12 in principal investing activities; 138 in research; 191 in institutional brokerage (including sales and trading, private client services, and online brokerage); 168 in investment banking; 48 in asset management (including mutual fund servicing, trust, custody and other bank services); 103 in accounting, administration and operations; 25 in compliance, legal, risk management and internal audit; and 13 in the executive group. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

Financial Information by Segment

We operate in three business segments (each of which is described below): principal investing, capital markets (which includes investment banking and institutional brokerage operations), and asset management. Financial information by business segment for the fiscal years ended December 31, 2004, December 31, 2003, and December 31, 2002, including the amount of net revenue contributed by each segment in such periods, is set forth in Note 14 to our Consolidated Financial Statements and is incorporated herein by reference.

As a result of the merger of FBR Asset and Pre-Merger FBR effective March 31, 2003, the current and historical information referenced above may not necessarily be comparable between prior years, particularly with respect to principal investing and asset management activities in 2003.

Principal Investing Business

The majority of our principal investing is in mortgage-backed securities, but we also invest in merchant banking opportunities, including equity securities, mezzanine debt and senior loans, including in non-real estate related assets, subject to maintaining our REIT status. As a result of our February 2005 acquisition of First NLC, we have begun to diversify our portfolio of mortgage related investments by holding in our portfolio a portion of the non-conforming residential mortgage loans that First NLC originates. These are loans that do not meet the conforming loan underwriting standards of Fannie Mae, Freddie Mac and Ginnie Mae. See “Recent Developments.”

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. As a result of the significant decrease in short-term interest rates during 2002 and 2003 and the resulting shape of the yield curve, our agency-backed MBS investments have provided us with higher relative rates of return than most other investment opportunities we have evaluated. Although increases in short-term interest rates during the past year have reduced the rate of return on our MBS investments, we have continued to maintain a high allocation of our assets and capital in this sector. There is no assurance that our past experience will be indicative of future results and that MBS investments will continue to provide higher rates of returns. Consequently, we continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy will cause us to have different allocations of capital in different environments.

On February 16, 2005, we completed the acquisition of First NLC Financial Services, LLC, a non-conforming mortgage originator. The acquisition of First NLC is a part of a broader strategy to expand the types of mortgage investments held in our REIT portfolio, thereby increasing our investment flexibility and ability to achieve high risk-adjusted rates of return in varied environments.

Mortgage-Backed Securities

Overview

We invest directly in residential mortgage-backed securities guaranteed as to principal and interest by Fannie Mae, Freddie Mac or Ginnie Mae (referred to as agency-backed MBS). The market value of these securities is not guaranteed by these companies. To a lesser extent, we also invest in MBS issued by private organizations (referred to as private-label MBS). We invest at least 55% of our MBS investments in whole-pool MBS. Those securities represent the entire ownership interest in pools of mortgage loans. Various government, government-related and private organizations assemble the pools of loans for sale to investors like us. These real estate-related investments, together with our other real estate-related assets, represent qualifying REIT assets under the federal tax code.

MBS differ from other forms of traditional fixed-income securities which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity. Instead, MBS provide for a monthly payment that consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the servicer or guarantor of the mortgage-backed securities. In addition, the principal on the MBS may be prepaid at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

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

We manage our portfolio of MBS investments to provide a high risk-adjusted return on capital. Our principal investment strategy has been to invest in adjustable-rate MBS of varying initial fixed periods and to finance these investments with short-term borrowings (generally 30 to 90 days). Although the coupon on adjustable-rate MBS will change over time, there are aspects of the security that result in the coupon being fixed for a period of time or the change in the coupon being limited. A significant portion of the adjustable-rate MBS we purchase are backed by mortgages that have fixed coupons for three to five years before adjusting annually thereafter (these types of securities are referred to as hybrid adjustable rate MBS). The initial fixed period results in the MBS having a longer duration than the short-term borrowing financing these investments. In addition, adjustable-rate mortgage loans typically have caps and floors that limit the maximum amount by which the mortgage coupon may be increased or decreased at periodic intervals or over the life of the security. To the extent that interest rates rise faster than mortgage rates are allowed to increase based on the interest rate caps, the change in the mortgage coupon may not fully offset increases in our funding costs. We manage this interest rate risk to a certain extent through the use of interest rate swaps and other derivative instruments. Because of the interest rate risk inherent in our investment strategy, we generally limit the leverage (debt-to-equity ratio) of the MBS portfolio to not greater than 12:1, although, from time to time leverage may increase due to decreases in the value of the underlying portfolio investments.

Description of Our Portfolio

At December 31, 2004, we owned 472 adjustable-rate MBS that had a market value of $11.7 billion, and had borrowed $3.5 billion through repurchase agreements and $7.3 billion though commercial paper to finance our investment in those securities. Our mortgage-backed securities at December 31, 2004, are further summarized below (in thousands):

	Face Amount	Fair Value
Agency-Backed:
Fannie Mae	$8,054,086	$8,120,164
Freddie Mac	2,640,237	2,673,234
Ginnie Mae	521,294	525,236

Total	11,215,617	11,318,634
Private-label	401,034	408,055

Total mortgage-backed securities	$11,616,651	$11,726,689

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

Ginnie Mae Certificates

Government National Mortgage Association, better known as “Ginnie Mae,” is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. Title III of the National Housing Act of 1934 (the Housing Act) authorizes Ginnie Mae to guarantee the timely payment of principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration under the Housing Act or partially guaranteed by the Veteran’s Administration under the Servicemen’s Readjustment Act of 1944 and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that “the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty under this subsection.” An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that under section 306(g) of the Housing Act, Ginnie Mae certificates of the type that we may purchase are authorized to be made by Ginnie Mae and “would constitute general obligations of the United States backed by its full faith and credit.”

Private-Label Certificates

Privately-issued certificates are pass-through certificates that are not issued by one of the agencies and that are backed by a pool of single-family mortgage loans. These certificates are issued by originators of, investors in, and other owners of mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. While agency pass-through certificates are backed by the express obligation or guarantee of one of the agencies, as described above, privately-issued certificates are generally covered by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-collateralization and subordination. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated mortgage-backed securities. These classes are structured into a hierarchy to allocate losses on the underlying mortgage loans. Typically, one or more classes of senior securities are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more subordinated securities that bear losses on the underlying loans prior to the classes of senior securities. The private-label securities held in our MBS portfolio at December 31, 2004 were rated “AAA” by Standard & Poors.

Our MBS portfolio is comprised entirely of 1-year, 3-year or 5-year adjustable-rate MBS. The coupons on these securities are fixed until the initial reset date and then reset annually thereafter. The weighted average reset date for the portfolio as of December 31, 2004 was April 2007. The months to reset date for the MBS in our portfolio as of December 31, 2004 are summarized in the following table.

Months to reset	Face Amount
1 to 12 months	$958,912
13 to 24 months	3,851,147
25 to 36 months	4,863,852
37 to 48 months	1,301,285
49 to 60 months	641,455

Total mortgage-backed securities	$11,616,651

The table above does not include the effect of scheduled and unscheduled principal payments. A significant portion of the $10.7 billion of MBS face value that is to reset after the next 12 months will actually reset prior to that as borrowers make scheduled and unscheduled principal payments and we reinvest those proceeds into new investments. For a more detailed discussion regarding the interest rate sensitivity of our MBS portfolio and how we manage interest rate risk, see “Our Hedging & Interest Rate Risk Management” below.

Our Use of Leverage

We may reduce the amount of equity capital we have invested in mortgage backed-securities or other assets by funding a portion of those investments with repurchase agreements, commercial paper or other borrowing arrangements. To the extent that revenue derived from those assets exceeds our interest expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from those assets does not sufficiently cover the expenses, our net income will be less or our net loss will be greater than if we had not borrowed funds.

We borrow funds to invest in MBS by entering into repurchase agreements or issuing commercial paper. Under repurchase agreements, assets are sold to a third party with the commitment to repurchase the same assets at a fixed price on an agreed date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. These repurchase agreements are accounted for as debt, secured by the underlying assets. In August 2003, we formed Georgetown Funding, LLC (Georgetown Funding) a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market. We serve as administrator for Georgetown Funding’s commercial paper program and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement and repurchase agreements, we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are collateralized by MBS we own and are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. We are able to finance up to $12 billion of MBS through commercial paper issued by Georgetown Funding.

Based upon allocated capital to our mortgage-backed securities portfolio and outstanding debt, the debt to equity ratio of our MBS Portfolio as of December 31, 2004, was 11.2 to 1. Lenders have generally permitted repurchase agreement borrowings against agency mortgage-backed securities at a debt-to-equity ratio of up to 30 to 1. Our articles of incorporation and bylaws do not impose any specific limits on permissible leverage and we may increase our leverage ratio in the future.

What follows are two examples of how the use of leverage can affect the return on equity invested in a hypothetical mortgage-backed security portfolio:

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

In example 1 above, we use borrowed funds to produce a return on equity of 18.10%. In example 2 above, we borrow less funds and reduce our rate of return to 10.10%. As mentioned elsewhere, however, borrowed funds can also lead to lower returns and greater losses than if we did not borrow funds. We execute these types of transactions by arranging loans in which we pledge our assets as collateral to secure our repayment obligations. Some of those loans may be margin loans in which a decline in the pledged assets’ market value could trigger an early repayment of the existing obligations. If we repay loans early, then the return on equity could be reduced. As reflected above, if we were required to increase the amount of equity capital we invested by $1.5 million in order to repay $1.5 million of the loan, then the return on equity would be reduced from 18.10% to 10.10%.

Our Hedging & Interest Rate Risk Management

As of year end 2004, our commercial paper borrowings of $7.3 billion and repurchase agreement borrowings $3.5 billion generally have maturities of 30 to 90 days. As of December 31, 2004, the weighted average days-to-maturity on our outstanding repurchase agreements and commercial paper issuances was 32.2 days. The interest rates we earn on our MBS portfolio will change at different times over the next five years. However, as we noted, those reset dates do not reflect the true nature of our interest rate exposure since a significant portion of our MBS portfolio will reset or re-price prior to the reset date as borrowers make scheduled and unscheduled principal payments and we reinvest those principal payments into new investments. We measure the effect of scheduled and unscheduled principal payments on the interest-rate sensitivity of our MBS portfolio by calculating the effective duration of the portfolio. Duration is calculated based on the weighted average of the present value of a security’s cash flows and is used as a measure of the expected change in the market value of a security in response to changes in interest rates; the greater the security’s duration, the more sensitive the security’s market value is to changes in interest rates. For example, a three month, 5% fixed rate security with principal and interest due at maturity has a duration of 0.25 years, while the same security with a 30 year maturity has a duration of approximately 16 years. We estimate the effective duration of our MBS portfolio to be 0.78 years at December 31, 2004. This assumes borrowers make unscheduled principal payments at an average constant prepayment rate (CPR) of approximately 28% annually.

We may from time to time utilize derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. However, these derivative instruments will not be used for speculative purposes. Under the tax laws applicable to REITs, we generally will be able to enter into swap or cap agreements, options, futures contracts, forward rate agreements or similar financial instruments to hedge the cost of indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets.

We engage in a variety of interest rate management techniques that are intended to more closely match the effective maturity of, and the interest received on, our assets with the effective maturity of, and the interest owed on, our liabilities. These techniques will generally be used directly, instead of through a corporate subsidiary that is fully subject to corporate income taxation. However, no assurances can be given that these investment and leverage strategies can successfully be implemented. Our interest rate management techniques may include:

•	interest rate swaps;

•	Eurodollar futures contracts and options on such contracts;

•	puts and calls on securities or indices of securities; or

•	other similar transactions.

These techniques may also be used in an attempt to protect us against declines in the market value of our assets that result from general trends in debt markets. The inability to match closely the maturities and interest rates, or the inability to protect adequately against declines in the market value of our assets, could result in losses with respect to our mortgage assets.

The interest rates on our short-term borrowing arrangements increase and decrease as short-term interest rates increase or decrease. The interest rate on the mortgage-backed securities remains constant for fixed-rate securities, and until the adjustment date for adjustable rate securities. If short-term rates increase significantly above the weighted average nominal yield of our mortgage portfolio (which was 3.23% as of December 31, 2004), the interest owed on the borrowings could exceed the interest income payable to us on our mortgage-backed securities.

From time to time, we use Eurodollar futures contracts and interest rate swap agreements to effectively fix a portion of our borrowing costs. Eurodollar contracts are three month investment contracts with interest rates based on three-month LIBOR. By selling a Eurodollar futures contract, which obligates us to buy back the futures contract prior to its maturity, we are able to lock-in a portion of our future three-month borrowing costs. For example, the Eurodollar futures contract will gain in value to us when interest rates increase thereby offsetting the effect of increasing interest rates on our future short-term borrowing costs. Similarly, the interest rate swap agreements have historically been structured such that we pay a fixed interest rate and receive a variable interest rate based on the three-month LIBOR to offset the potential adverse effects of rising interest rates under certain short-term repurchase agreements. We use Eurodollar futures contracts and interest rate swaps based on LIBOR to hedge our financing costs because our repurchase agreements and commercial paper borrowings carry interest rates that correspond to changes in LIBOR rates. Eurodollar futures contracts and interest rate swaps used in this manner are designated as cash flow hedges under SFAS 133.

For further information concerning Eurodollar futures contracts and interest rate swaps outstanding at December 31, 2004 and other information concerning our hedging and MBS investment activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “— Liquidity and Capital Resources”, and well as Notes 4 and 7 in the “Notes to Consolidated Financial Statements.”

While we execute these techniques to reduce and manage our interest rate risk, no assurances can be given that these strategies can successfully be implemented. In addition, these techniques are not intended to eliminate risk since we do not strive to fully match the timing and amount of cash flows of our MBS investments and related borrowings. As a result, changes in interest rates could result in declines in the market value of our MBS portfolio and net interest income. For example, if both long-term and short-term interest rates were to increase significantly, it could be expected that:

•	the effective duration of the mortgage-backed securities would be extended because prepayments of the underlying mortgage loans would decrease; and

•	the market value of mortgage-backed securities would decline as long-term interest rates increased.

At December 31, 2004, we held no fixed rate mortgage-backed securities.

Mortgage Loans

We acquired First NLC on February 16, 2005 as part of a broader strategy to diversify our portfolio by investing in non-conforming residential mortgage loans, and securities backed by these loans, that First NLC originates. As a result of the acquisition, we acquired approximately $480 million of non-conforming residential mortgage loans at closing. See “Recent Developments.”

Merchant Banking

Equity Investments

Subject to maintaining our qualification as a REIT, we invest from time to time in equity securities that may or may not be related to the real estate business. We follow a value-oriented investment approach and focus on the anticipated future cash flows to be generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We also consider factors such as:

•	strength of management;

•	liquidity of the investment;

•	underlying value of the assets owned by the issuer; and

•	prices of similar or comparable securities and/or companies.

As of December 31, 2004, we had invested in approximately $347.9 million of equity securities of various companies. See, Management’s Discussion and Analysis, Merchant Banking and Other Long-Term Investments, page 64.

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

We believe that more stringent credit standards and continued consolidation of commercial banks and other factors have resulted in an increased demand for alternative sources of debt financing. We lend money to companies in the real estate sector as well as in other sectors with which we are familiar such as energy and financial services.

Composition of Our Assets and Equity Capital

At December 31, 2004, we had total assets of approximately $12.9 billion and shareholders equity of approximately $1.6 billion. These amounts were divided among our investments as follows:

	Assets	Equity Capital
Equity Securities	3%	28%
MBS Portfolio and Warehouse Lending	92%	67%
Cash and other assets	5%	5%

Capital Markets Business

FBR TRS Holdings, Inc., a taxable REIT subsidiary holding company, is a holding company for our capital markets businesses that provide investment banking, institutional brokerage products and asset management and services.

Through these businesses, we provide financial products and services in the following broad industry sectors that we believe offer significant business opportunities: financial services, real estate, technology, healthcare, energy, consumer goods and diversified industries. We have continued to strengthen our business by adding coverage of new industry sectors in both institutional brokerage and investment banking, adding new products and services that benefit from our knowledge of each sector, and building a wider customer base.

In order for us to remain competitive, it is important for us to focus on our chosen industry sectors and within those sectors to offer products and services both to corporate issuers who are seeking advice and financing, and to our brokerage customers. We also believe it is important for us to be involved with companies early in their lifecycles (or even to be involved in creating businesses) in order to establish relationships that will provide us with ongoing revenues as these companies’ finance and advisory needs grow. As an investment bank with a merchant banking capability, we seek to provide our corporate clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

The majority of our non-REIT revenues have historically been generated from our investment banking, institutional brokerage and asset management businesses. In investment banking we provide a range of services, including capital raising services and merger and acquisition, restructuring and other advisory services.

Investment Banking

Capital Raising Services.    Our capital raising activities encompass a range of securities, structures and size ranges. We are a leading underwriter of equity securities in the United States and are dedicated to the successful completion and aftermarket performance of transactions we execute. Our strategy is to maintain long-term relationships with our corporate clients by serving their capital and advisory needs beyond their initial access to capital markets. We believe that our approach of understanding our chosen industry sectors in depth, combined with the advice we provide investment banking clients on capital structure and access to the capital markets has helped us increase our base of issuer clients.

Mergers and Acquisitions, Restructuring and Other Advisory Services.    Our mergers and acquisitions business builds on our capital markets expertise to evaluate merger and acquisition candidates and opportunities for our clients. We believe that our activities and reputation have created a network of relationships that enables us to quickly identify and execute mutually beneficial business combinations.

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

Research

A key part of our strategy is to support our brokerage clients with specialized and in-depth research. Our analysts cover a universe of over 500 companies in our focus industry sectors. We provide research on common and preferred stocks, high-yield bonds, mortgage-backed and asset-backed bonds and special situations. In addition, our metro-Washington, D.C. based Economic and Policy Research Group provides general economic analysis and insight on the federal government’s activities as they effect the economy and the market.

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

We have focused our research efforts in what we believe are some of the fastest growing and most rapidly changing sectors of the United States and world economies. These sectors include financial services, real estate, insurance, technology, energy, healthcare and diversified industries. We believe that within these industry sectors there will be great demand for the products and services we offer and that this in turn will provide ample diversification opportunities for our business.

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

Asset Management Business

Our asset management subsidiaries are subsidiaries of FBR TRS Holdings, Inc. and also are taxable REIT subsidiaries. Since 1989, we have managed hedge funds and other alternative asset management products. Since 1996, we have expanded these specialized asset management capabilities, adding private equity, arbitrage, and venture capital funds and public mutual funds, both equity and fixed income, as part of our strategy to diversify our asset management product offerings. We use the expertise of our portfolio managers and other professionals to develop and implement investment products for institutional investors and, through our Private Wealth Management Group (PWM), for high net worth individual investors.

PWM seeks to offer creative money management solutions and investment ideas suited to high net worth individuals - generally individuals with investable assets in excess of $2 million. PWM offers a range of asset allocation and long range wealth management services. Management of assets allocated to various strategies is provided by us, and by external managers. PWM clients are also afforded access to our proprietary asset management products, institutional research and new securities issues. Using a consultative approach, PWM professionals research, interpret, evaluate and recommend sophisticated investment strategies. PWM provides hedging and monetizing solutions for significant equity positions. PWM professionals are knowledgeable in various aspects of the sale of restricted and control stocks, as well as the financing of employee stock option exercises. Individuals who own restricted or control stock receive PWM assistance with the complex regulations and paperwork required to sell such securities. For individuals unable to sell positions, PWM offers a number of strategies for preserving value in such assets, as well as the ability to borrow funds at favorable rates to provide liquidity.

Private Equity and Venture Capital Funds

At December 31, 2004, our private equity and venture capital funds had $52.5 million in gross assets under management and $70.9 million in productive capital on which our base management fees of 2% to 2.5% are calculated. In addition to base fees, these funds provide the potential for incentive income if certain benchmarks are met.

Hedge Funds

At December 31, 2004, our hedge funds had $631.6 million in gross assets under management and $488.7 million in productive capital on which our base management fees of 1% to 1.5% are calculated. In addition to base fees, these funds provide the potential for incentive income if certain benchmarks are met.

Mutual Funds

The FBR Family of Funds began business in 1997 and currently comprises six no-load equity mutual funds as well as a money market fund that invests in short term U.S. government securities, and two municipal bond funds.

At December 31, 2004, our mutual funds had assets under management of approximately $2.3 billion. We receive base asset management fees and mutual fund servicing fees on these assets for a total ranging from 0.40% to 1.25% in fees, depending on the fund. Through FBR National Trust (FBR Bank) we provide custody and administrative services to our funds. In addition, FBR Bank also provides trust and custody services for non-mutual fund assets.

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

Competition

We are engaged in the highly competitive financial services and investment industries. We compete for sales and trading, investment banking and other capital markets business directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, and major regional securities firms. In our asset management business we compete with the same firms and with venture capital firms, large mutual fund companies, commercial banks and smaller niche players.

In addition to competing for customers and investments, we compete with other companies in the financial services and investment industries to attract and retain experienced and productive investment professionals. See “Risk Factors — General Risks Related to Our Business.”

Many competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. Discount and Internet brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have broader and more long-standing corporate relationships than we do and therefore, may possess a relative advantage with regard to access to deal flow and capital.

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

For a further discussion of the competitive factors affecting our business, see “Risk Factors — General Risks Related to Our Business and — Risks Related to Our Principal Investing Activities.”

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

We are subject to regulation by several federal agencies. The Securities and Exchange Commission (SEC) is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States, and The Federal Reserve Board also promulgates regulations applicable to securities credit (margin) transactions involving broker-dealers and certain other institutions in the United States. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), principally the National Association of Securities Dealers (NASD) (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market (Nasdaq)), and the national securities exchanges. These organizations (which are subject to oversight by the SEC) govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While FBR & Co. and our other broker-dealer subsidiaries are not members of the New York Stock Exchange (NYSE), our business is impacted by the exchange’s rules and our Class A common stock is listed for trading on the NYSE.

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

FBR Bank is subject to minimum capital requirements imposed by the OCC. If FBR Bank fails to maintain a minimum capital level determined by the OCC (currently, Tier 1 capital of $7.4 million), we have agreed to infuse additional capital into FBR Bank pursuant to a Capital Assurances and Liquidity Maintenance Agreement (CALMA) between FBR Bank and us. Moreover, under the CALMA we will support FBR Bank’s on-going liquidity obligations, if necessary. These requirements supplement the prompt corrective action provisions typically used to resolve problems associated with insured depository institutions whose capital declines below certain levels. Under the OCC’s rules, in the event FBR Bank becomes undercapitalized, it must file a capital restoration plan with the OCC. The capital restoration plan will not be accepted by the OCC unless each controlling shareholder of the undercapitalized banking subsidiary guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Such guarantee from a depository institution’s controlling shareholder is entitled to a priority of payment in bankruptcy.

Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. FBR & Co. is registered as a broker-dealer with the SEC and in 50 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by the NASD and the Municipal Securities Rulemaking Board. FBR Investment Services, Inc., (FBRIS) is registered as a broker-dealer with the SEC and in all 50 states, Puerto Rico and the District of Columbia; it is a member of the NASD.

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

Restrictions on Transactions with Affiliates and Insiders and Tying

Transactions between FBR Bank and its non-banking affiliates are subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between a bank and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated persons. FBR Bank is prohibited from requiring that its clients obtain services from us, but we can require that our clients obtain fiduciary services from FBR Bank as a condition of doing business with us.

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

In addition, as discussed below in “Recent Developments”, subsequent to year-end we acquired a non-conforming mortgage loan originator which is subject to state and federal lending regulation. See “Risks Related to our Residential Mortgage Loan Origination Business” at page 36.

Recent Developments

Institutional Fixed Income and MBS Trading Business

On January 6, 2005, we created our institutional fixed income and MBS trading business when a team of Freddie Mac professionals joined our company. This new team has joined our existing Asset-Backed Securities trading unit.

Non-conforming Mortgage Loan Business

On February 16, 2005, we completed the acquisition of First NLC, a non-conforming residential mortgage loan originator, for $101 million, paid with a combination of cash and our stock. Non-conforming residential mortgages include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds underwriting guidelines. Loans are originated primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral. First NLC currently operates in 38 states and originates mortgage loans through both wholesale and retail channels, with a current origination run rate of approximately $4 billion annually. First NLC is a part of our principal investment group but operates as a wholly-owned subsidiary. We anticipate that the First NLC acquisition will help us to expand and add flexibility to our mortgage loan business by giving us the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions. See “Risks Related to our Residential Mortgage Loan Origination Business” at page 36.

We expect to hold in our portfolio a significant portion of the loans that First NLC originates and finance those loans through the issuance of asset-backed securities. The financing of these loans with asset-backed securities will significantly reduce the interest rate risk of these assets. We are also exploring the possibility of employing loss mitigation and credit enhancement strategies for these assets. The strategies we are considering include private mortgage insurance. Our decision of whether or not to employ these strategies will depend on, among other things, our assessment of the loss history of these assets and the cost effectiveness of employing various strategies.

In 2005, we anticipate redeploying a significant amount of our equity capital currently deployed in our agency backed MBS investments into non-conforming mortgage assets for investment purposes. The amount of capital deployed will vary from time to time and will depend on our ongoing evaluation of risk adjusted returns in our mortgage-backed securities, non-conforming mortgage loan and merchant banking businesses. We will acquire non-conforming mortgage assets through First NLC and from unaffiliated third parties.

RISK FACTORS

Investing in our company involves various risks, including the risk that you might lose your entire investment. Our results of operations depend upon many factors including our ability to implement our business strategy, the availability of opportunities to acquire assets and make loans, the level and volatility of interest rates, the cost and availability of short- and long-term credit, financial market conditions, and general economic conditions.

The following discussion concerns some of the risks associated with our business. These risks are interrelated, and you should treat them as a whole. The risks described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us or not identified below, may also materially and adversely affect the value of our common stock and our ability to distribute dividends.

General Risks Related to our Business

We may fail to realize the anticipated benefits of our recently completed acquisition of First NLC Financial Services, which could have an adverse effect on our earnings and in turn negatively affect the value of our common stock and our ability to make distributions to our shareholders.

We expect to realize financial and operating benefits including improved returns on invested capital in mortgage loans originated by First NLC. However, we cannot predict with certainty when these benefits will occur, or the extent to which they actually will be achieved, if at all. The integration of First NLC will also require substantial attention from management. The diversion of management attention and any difficulties associated with integrating First NLC could have a material adverse effect on our operating results and on the value of our common stock.

We may not be able to manage our growth efficiently, which may adversely affect our results and may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our shareholders.

Over the last several years, we have experienced significant growth in our business activities, in the number of our employees and in our equity and assets. Our growth has required, and our growth will continue to require, increased investment in management and professionals, personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. In addition, as is common in the industry, our broker-dealer and mortgage loan origination subsidiaries will continue to be highly dependent on the effective and reliable operation of communications and information systems and business continuity plans. We believe that our anticipated future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate these systems. In addition, the scope of procedures for assuring compliance with applicable laws and regulations and NASD rules has changed as the size and complexity of our business has changed. As we continue to grow, we will continue to implement additional formal compliance procedures to reflect our growth. Any difficulty or significant delay in the implementation or operation of existing or new systems, compliance procedures or the training of personnel could adversely affect the market price of our common stock and our ability to pay dividends.

The voting power of our principal shareholders and other officers, directors and nominees may result in corporate action with which you do not agree and may discourage third party acquisitions of our company and prevent our shareholders from receiving any premium above market price for their shares.

Emanuel J. Friedman and Eric F. Billings have significant influence over our operations through their ownership of our common stock, which together, as of March 2, 2005, represents approximately 23.8% of the total voting power of our common stock. In addition, Mr. Friedman and Mr. Billings each serve as one of our directors and as our Co-Chief Executive Officer. Messrs. Friedman and Billings and all of our other officers, directors and nominees, as a group, control, as of March 3, 2005, approximately 26.5% of our total voting power. The extent of the influence that Messrs. Friedman and Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Messrs. Friedman and Billings.

The trading prices of our Class A common stock may be adversely affected by factors outside of our control.

Any negative changes in the public’s perception of the prospects for companies in the REIT, the mortgage-backed securities, the merchant banking, or non-conforming mortgage industries; or in the investment banking, securities brokerage, asset management, or financial services industries could depress our stock price regardless of our results.

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

We may experience significant fluctuations in quarterly operating results due to the volatile nature of the investment banking and securities business and the sensitivity of our principal investing business to changes in interest rates and fluctuations in the stock market and we may therefore fail to meet profitability and/or dividend expectations, which may, in turn, affect the market price of our common stock and our ability to make distributions to our shareholders.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

•	the number and size of underwriting and merger and acquisition transactions completed by our investment banking group, and the level and timing of fees received from those transactions;

•	changes in the earnings from our mortgage-backed securities and other principal investments resulting from market volatility, changes in interest rates and volatility in mortgage loan prepayment rates;

•	changes in the market valuations of the investments of our managed funds and of the companies in which we have made principal investments;

•	access to public markets or other exit strategies for companies in which we have made an investment as principal;

•	the recognition of profits or losses on principal investments or with respect to warrants or other equity-linked securities received in connection with capital-raising activities;

•	the level of institutional and retail brokerage transactions and the level of commissions received from those transactions;

•	the timing of recording of asset management fees and special allocations of income, if any;

•	the level of residential real estate activity and its effect on our mortgage loan originations;

•	variations in expenditures for personnel, consulting and legal expenses, and expenses of establishing new business units, including technology expenses; and

•	other variations in expenditures, including marketing and sponsorship.

Any one of these factors could adversely affect the market price of our common stock and our ability to distribute dividends.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend rate on our common stock or seek securities paying higher dividends or interest. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

We cannot assure you that we will be able to maintain or increase our current distribution rate.

As a REIT, we must distribute annually at least 90% of our REIT taxable income to our shareholders, other than any net capital gain and excluding the retained earnings of our taxable REIT subsidiaries. We currently anticipate that our taxable REIT subsidiaries will retain most or all of their earnings and profits, which would make these earnings and profits unavailable for distribution to our shareholders. As a result, we may need to generate sufficient taxable income outside of our taxable REIT subsidiaries to maintain our current dividend rate. There can be no assurance that we will be able to generate sufficient taxable income to maintain this dividend rate or maintain our tax status as a REIT.

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

Failure to procure adequate capital and funding would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock and our ability to make distributions to our shareholders.

We depend upon the availability of adequate funding and capital for our operations. For example, we invest in mortgage-backed securities funded by short-term borrowings. In addition, our broker-dealer, banking and other financial services subsidiaries are dependent on the availability of adequate capital to satisfy applicable regulatory capital requirements. As a REIT, we are required to distribute annually at least 90% of our taxable income, other than any net capital gain and excluding taxable REIT subsidiary earnings, to our shareholders and are therefore not able to retain our earnings for new investments. However, our taxable REIT subsidiaries are able to retain (and likely will continue to retain) earnings for investment in new capital, subject to the various REIT requirements. We have historically satisfied our capital needs from equity contributions, internally generated funds and loans from third parties. We cannot assure you that any, or sufficient, funding or capital will continue to be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to distribute dividends.

We face intense competition for personnel which could adversely affect our business and in turn negatively affect the market price of our common stock and our ability to make distributions to our shareholders.

Our business is dependent on the highly skilled, and often highly specialized, individuals we employ. Retention of specialists to manage our mortgage-backed securities portfolio, research analysts, private equity specialists, sales and trading personnel, investment banking personnel, asset management personnel, and technology, lending, management and administrative professionals are particularly important to our prospects. Competition for the recruiting and retention of employees may increase elements of our compensation costs. We cannot assure you that, in order to support our growth plans, we will be able to recruit and hire a sufficient number of new employees with the desired qualifications in a timely manner. We regularly review our compensation policies, including stock incentives. Nonetheless, our incentives may be insufficient in light of competition for experienced professionals in the investment industry, particularly if the value of our stock declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation. Increased compensation costs could adversely affect the amount of cash available for distribution to shareholders and our failure to recruit and retain qualified employees could materially and adversely affect our future operating results.

We are dependent on a small number of key senior professionals and loss of the professionals could adversely affect our results and may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

We do not currently have employment agreements with our senior officers and other key professionals. The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results. Our investment banking strategy is to establish relationships with prospective corporate clients in advance of any transaction, and to maintain these relationships by providing advisory services to corporate clients in equity, debt and merger and acquisition transactions. These relationships depend in part upon the individual employees who represent us in our dealings with our clients. From time to time, other companies in the investment industry have experienced losses of professionals in all areas of the investment business. The level of competition for key personnel includes competition from non-brokerage U.S. and foreign financial services companies, commercial banks, other investment banks and venture capital firms, all of which may target or increase their efforts in some of the same industries that we serve. In particular, we face competition for experienced research analysts, sales and trading personnel, and investment bankers of the type on which our business is highly dependent. We cannot assure you that losses of key personnel will not occur.

We are highly dependent on systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems, including systems provided by our clearing brokers, for our mortgage brokers and borrowers and by and for other third parties. Any failure or interruption of our systems, the systems of our clearing brokers or mortgage brokers or third-party trading or information systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, and mortgage loan origination capabilities which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

In addition, our clearing brokers provide elements of our principal disaster recovery system. We cannot assure you that we, our clearing brokers or our mortgage brokers will not suffer any systems failure or interruption, including one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war, terrorism or otherwise, or that we or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The occurrence of any failures or interruptions could significantly harm our business.

We may not be able to keep up with rapid technological change, which may adversely affect the market price of our common stock and our ability to make distributions to our shareholders.

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

Indemnification agreements with our directors and officers may increase the costs to us of litigation against our company.

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

We may experience reduced revenues due to declining market volume, price and liquidity, which can also cause counterparties to fail to perform and may negatively affect the market price of our common stock and our ability to make distributions to our shareholders.

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

We may incur losses associated with underwriting activities, which could adversely affect results and may negatively affect the market price of our common stock and the ability to make distributions to our shareholders.

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

We focus on relatively few industries, which may limit our revenues and may adversely affect our operating results and negatively impact the market price of our common stock and our ability to pay dividends.

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

The timing of recognition of investment banking revenue from a significant transaction can materially affect our quarterly operating results, which may negatively affect the market price of our common stock and our ability to make distributions to our shareholders.

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

We have potential conflicts of interest with our officers and employees which could result in decisions that are not in your best interests.

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

We are subject to extensive government regulation which could adversely affect our results, which may, in turn, affect the market price of the shares of our common stock and our ability to make distributions to our shareholders.

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

The Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs (together, regulatory matters). As previously disclosed, the Company’s broker-dealer subsidiary, FBR & Co., is involved in investigations by the SEC and the NASD concerning its role in 2001 as a placement agent for an issuer in a PIPE (private investment in public equity) transaction. The Company continues to cooperate fully with the investigations. To date the investigations are continuing.

As previously disclosed, one of the Company’s investment adviser subsidiaries, Money Management Associates, Inc. (“MMA”) and one of its now closed mutual funds, are involved in an investigation by the SEC with regard to certain losses sustained by the fund in 2003. The Company continues to cooperate fully with the investigation. To date the investigation is continuing.

Since no proceedings have been initiated in any of the above investigations, it is inherently difficult to predict the outcome of the investigations, or their affect on FBR & Co., MMA or the Company. It is possible that either or both agencies may initiate proceedings as a result of any of the investigations. Any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against FBR & Co., MMA or one or more of the officers or employees of these companies.

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

Many aspects of our business involve substantial risks of liability, litigation and arbitration, which could adversely affect us. As an underwriter, a broker-dealer and an investment adviser, we and our taxable REIT subsidiaries will be exposed to substantial liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on the ability of issuers to indemnify underwriters, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. Broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments if it is found that they caused such losses. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages and frequently name as defendants underwriters of a public offering and investment banks that provide advisory services in merger and acquisition transactions. In addition, because of our principal equity investing and senior secured and mezzanine lending strategies, we may be exposed to litigation alleging control person or lender liability. We will also be subject to the risk of other litigation, including litigation that may be without merit. We will actively defend any litigation and, therefore, we could incur significant legal expenses. We will carry limited insurance that may cover only a portion of any such expenses. In addition, increasing costs of insurance for our investment banking business may further limit the coverage to which we have access. An adverse resolution of any existing or future lawsuits against us or our subsidiaries could materially adversely affect our operating results and financial condition and may, in turn, negatively affect the market price of our common stock and our ability to pay dividends. In addition to these financial costs and risks, the defense of litigation or arbitration may materially divert the efforts and attention of our management and staff from their other responsibilities.

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

Our assets are likely to include mezzanine or senior unsecured loans that may have greater risks of loss than secured senior loans and if those losses are realized, it could adversely affect our earnings, which could adversely affect our cash available for distribution to our shareholders.

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

We may make investments that have limited liquidity, which may reduce the return on those investments to our shareholders.

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

We may incur losses as a result of our technology sector investment activities, which could negatively affect the market price of our common stock and our ability to make distributions to our shareholders.

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

Risks Related to our Residential Mortgage Loan Origination Business

Our mortgage loans are secured by interests in real property and we may suffer a loss if the value of the underlying property declines.

The mortgage loans we originate are secured by interests in real property. If the value of the property underlying a mortgage loan decreases, our risk of loss with respect to the mortgage loan increases. In the event there is a default under a mortgage loan, our sole recourse may be to foreclose on the mortgage loan to recover the outstanding amount under the mortgage loan. If the value of the property is lower than the amount of the mortgage loan, we would suffer a loss. If the losses are significant enough, they could have a material adverse effect on our results of operations, and our ability to make distributions to our shareholders.

We are subject to increased risk of default, foreclosure and losses associated with our strategy of focusing on non-prime mortgage loan originations.

We are a lender in the single-family, non-prime, residential mortgage market, which means that we focus our marketing efforts on borrowers who may be unable to obtain mortgage financing from conventional mortgage origination sources because they do not satisfy the loan amount limitations, credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage sources. A significant number of the loans we originate are to borrowers with derogatory credit items including delinquent mortgage payments, civil judgments, bankruptcies and foreclosures. These non-prime loans generally involve a higher risk of delinquency, foreclosure and losses than loans made to prime borrowers. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We generally bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales, our risk of delinquency typically only extends to prepayment or early payment defaults, but when we securitize a mortgage loan, we continue to bear some exposure to delinquencies and losses through our over-collateralization obligations and the loans underlying our on-balance sheet securitization transactions. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. As a result, we will need to establish allowances based on the amount of the anticipated delinquencies and losses on our mortgage loans. In addition, our mortgage loan underwriting standards do not prohibit our borrowers from obtaining secondary financing at the time of origination of our first lien mortgage loans (or at any time thereafter). Secondary financing would reduce a borrower’s equity in the mortgaged property compared to the amount indicated in our loan- to-value ratio determination at the time we made our credit decision, thereby increasing the risk of default on the loan. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate allowance for loss allowances, our results of operations could be materially adversely affected.

We may underestimate the default risk of, and therefore under-price, the mortgage loans that we originate.

There can be no assurance that the criteria and methods, such as our proprietary credit scoring models, risk-based mortgage loan pricing and other underwriting procedures and guidelines and loan collection methods, that we employ to manage the risks associated with mortgage loan borrowers who have negative credit characteristics will be effective to manage the risk of mortgage loan default. If we were to underestimate the default risk of, or under-price, the mortgage loans that we originate, our results of operations would be adversely affected, possibly to a material degree.

The residential mortgage origination business is a cyclical industry, is currently at a relatively high level and is expected to decline in 2005 and subsequent years, which could reduce our current levels of loan origination and our ability to generate net income in the future.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past three years largely due to historically low interest rates. The Mortgage Bankers Association of America has predicted that total residential mortgage originations, which include both prime and non-prime mortgage loans, will decrease in 2005 relative to the 2003 and 2004 levels due to stable or rising interest rates. During periods of rising interest rates, rate and term refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates rise. In addition, our recent and rapid growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth and our change in business strategy, among other factors, our historical performance and operating and origination data may be of little relevance in predicting our future performance.

We face intense competition that could adversely affect our market share and our revenues.

We face intense competition from finance, investment banking and mortgage banking companies, other mortgage REITs, Internet-based lending companies for which entry barriers are relatively low, and, to a growing extent, from traditional bank and thrift lenders that have entered the mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, that may be well established in the markets we desire to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do.

Further, we compete with federally chartered institutions and their operating subsidiaries that also operate in a multi-state market environment. Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with state licensing and other laws (including new state “predatory lending” laws) affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions, as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this federal preemption for national banks and their operating subsidiaries. Such federal preemption rules and interpretations generally have been upheld in the courts. In addition, such federally chartered institutions and their operating subsidiaries have defenses under federal law to allegations of noncompliance with such state and local laws that are unavailable to us. Moreover, at least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders (such as the Fair Credit Reporting Act, Real Estate Settlement Procedures Act or Truth in Lending Act), unlike those competitors, we are generally subject to all state and local laws applicable to mortgage lenders in each jurisdiction where we lend, including new laws directed at nonconforming mortgage lending, as described below under “Business — Government Regulation.” This disparity may have the effect of giving those federal entities legal and competitive advantages.

In addition to finance, investment banking and mortgage banking companies, other mortgage REITs, Internet-based lending companies, traditional banks and thrift lenders, government-sponsored entities such as Fannie Mae and Freddie Mac are expanding their participation in the mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are able to offer. While these entities are not legally authorized to originate mortgage loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase non-prime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices Fannie Mae or Freddie Mac experiences significantly higher-than-expected losses, these losses could adversely affect the overall investor perception of the non-prime mortgage industry.

The intense competition in the mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current wholesale and retail origination structure and information systems to compete effectively. An inability to continue enhancing our current systems and Internet capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations.

Competition in the mortgage industry can take many forms, affecting interest rates and costs of a loan, stringency of underwriting standards, convenience in obtaining a loan, customer service, loan amounts and loan terms and marketing and distribution channels. The need to maintain mortgage loan volume in a competitive environment may create price competition, which could cause us to lower the interest rates that we charge borrowers and could lower the value of our mortgage loans held for sale or retained in our investment portfolio, or credit competition, which could cause us to adopt less stringent underwriting standards. The combination of price competition and credit competition could result in greater loan risk without compensating pricing. If we do not address either or both of these competitive pressures in response to our competitors, we may lose market share, reduce the volume of our loan originations and sales and significantly harm our business, financial condition and results of operations.

The expected cyclical decline in the mortgage industry’s overall level of originations following 2003 may lead to increased competition for the remaining loans. We cannot assure you that we will be able to continue to compete effectively in the markets we serve and our results of operations, financial condition and business could also be materially adversely affected to the extent our competitors significantly expand their activities in our markets.

The poor performance of a pool of loans we securitize could increase the expense of our subsequent securitizations, which could have a material adverse effect on our results of operations, financial condition and business.

The poor performance of a pool of mortgage loans that we securitize could increase the expense of any subsequent securitizations we bring to market. Increased expenses on our securitizations could reduce the net interest income we receive on our investment portfolio. A change in the market’s demand for our mortgage-backed securities or a decline in the securitization market generally could have a material adverse effect on our results of operations, financial condition and business prospects.

Our ability to generate net interest income from the mortgage loans we retain in our portfolio is dependent upon the success of our portfolio-based model of securitizations, which is subject to several risks.

We expect to generate a substantial portion of our earnings and cash flow from the net interest income earned on the loans we originate, securitize in non-REMIC securitizations and retain in an investment portfolio. A substantial portion of the net interest income generated by these securitized loans will be based upon the difference, or spread, between the weighted average interest earned on the mortgage loans held in our investment portfolio and the interest payable to holders of the asset-backed securities we issue in our securitizations. The interest expense on the asset-backed securities is typically adjusted monthly relative to market interest rates. Because the interest expense associated with the asset-backed securities typically adjusts faster than the interest income from the mortgage loans, the net interest income derived from our spread can be volatile and decrease in response to changes in interest rates. Also, the net interest income we receive from our investment portfolio of mortgage loans will likely decrease and our cash flow will be reduced if there are defaults on a significant number of our loans or if a large number of loans prepay prior to their scheduled maturities. The effects will be magnified if the defaults or prepayments occur with respect to mortgage loans with interest rates that are high relative to the rest of our loans.

In connection with the securitization of the mortgage loans held in our portfolio, we may issue senior securities with various ratings that are priced at a spread over an identified benchmark rate, such as the yield on U.S. Treasury bonds, interest rate swaps or the London Inter-Bank Offered Rate (LIBOR). If the spread that investors demand over the benchmark rate widens and the rates we charge on our loans are not commensurately increased, our spread may be compressed and we may experience a material adverse effect on the net interest income from our securitizations and therefore experience a reduction in the economic value of the pool of mortgage loans in our investment portfolio.

Our portfolio-based model is based on our expectation that the interest income we receive from the mortgage loans held in our investment portfolio will exceed the interest expense of the debt we incur to finance those loans. In other words, we expect to increase our net earnings by using debt to “leverage” our return on equity. However, our investment portfolio income is at risk for the expense of repaying our debt as well as for the performance of the loans. This is true both for the short-term financing we use prior to securitization and for the securitization debt that we incur as long-term financing of our mortgage loans held for investment.

We are subject to two risks during the period our loans held for investment are financed with short-term borrowings that we are not subject to relative to our securitization debt: first, we may be required to make additional payments to our lenders (known as “margin calls”) relative to our short-term financing if the lenders determine that the market value of the mortgage loans they hold as collateral has declined, which could happen at any time as a result of increases in market interest rates; and second, we are obligated to repay the entire amount of the debt, without limitation, regardless of the value of the mortgage loans. If we are required to make margin call payments to our lenders, it could have an adverse effect on our business, financial condition and results of operations. On the other hand, our securitization debt will be long-term structured debt on which we never have margin calls and are at risk only for the amount we have invested in the loans, that is, the funded amount of the loans, pledged to secure the mortgage-backed securities we issue. We generally will not be obligated to repay the holders of our securitized debt if the mortgage loans pledged to secure the mortgage-backed securities we have issued default and there is not enough cash from the mortgage loans to pay the mortgage-backed securities as they become due.

We will rely upon our ability to securitize the mortgage loans held in our investment portfolio to generate cash proceeds for repayment of our warehouse lines and repurchase facilities and to originate additional mortgage loans. We cannot assure you, however, that we will be successful in securitizing these loans. In the event that it is not possible or economical for us to complete the securitization of our mortgage loans, we may continue to hold these loans and bear the risks of interest rate changes and loan defaults and delinquencies, which may cause us to exceed our capacity under our warehouse lines and repurchase facilities and be unable or limited in our ability to originate future mortgage loans, which would have a material adverse effect on our business, financial condition and results of operations. If we determine that we should sell all or part of our loans rather than securitizing them, there could be significant adverse effects on our net income and stockholder distributions as a result of federal corporate income tax that would be imposed on gains from such sales which would be made through our taxable REIT subsidiary, FNLC Services Inc.

Fannie Mae, which we currently believe is one of the largest purchasers of mortgage-backed securities, may not be able to purchase the mortgage-backed securities we issue in securitizations structured as financings.

We believe that Fannie Mae may not be authorized to purchase non-REMIC mortgage-backed securities. We do not intend to structure our securitizations as REMICs. As a result, we may not have access to a substantial purchaser of mortgage-backed securities. If this occurs, and if we cannot find alternative purchasers of mortgage-backed securities, then our results of operations could be adversely affected.

The use of securitizations with over-collateralization requirements may have a negative impact on our cash flow.

We expect that our mortgage loan securitizations may restrict our cash flow if loan delinquencies exceed specified levels. The terms of the securitizations will generally provide that, if loan delinquencies or losses exceed specified levels set based on analysis by the rating agencies (or the financial guaranty insurer, if applicable) of the characteristics of the loans pledged to collateralize the mortgage-backed securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed those levels. Other terms of the securitizations, triggered by delinquency levels or other criteria, may also restrict our ability to receive net interest income that we would otherwise be entitled to in connection with a securitization transaction. We cannot assure you that loan delinquencies and losses will be limited to levels necessary to permit us to maximize our cash flows. Nor can we provide you, in advance of completing negotiations with the rating agencies and other key transaction parties that may be involved with our future securitizations, information regarding the actual terms of delinquency tests, over-collateralization requirements, cash flow release mechanisms or other significant terms affecting the calculation of net interest income to us. Our failure to negotiate, or otherwise obtain, favorable securitization terms may materially and adversely affect the availability of net interest income to us. As a new issuer of masset-backed securities, we may be required to provide higher than average levels of credit enhancement and over-collateralization on our initial securitizations, which may delay our receipt of net interest income from our securitizations. Even after we have established ourselves as an issuer of mortgage-backed securities, if any of our loan pools fail to perform, our credit enhancement expenses likely will increase.

Fluctuating or rising interest rates may adversely affect the amount of net interest income we receive.

The interest payable on the floating-rate asset-backed securities we issue in securitizations generally will adjust monthly and will be based on shorter term floating interest rates, while the interest income we receive from our mortgage loans generally will either be fixed, adjust less frequently than monthly or be subject to caps on the rates the borrowers pay. Accordingly, when interest rates rise, the interest rates that we pay to finance our mortgage loan originations may rise faster than the interest rates on our mortgage loans, which could cause the net interest income generated by our mortgage loan portfolio to decrease.

Fluctuations in interest rates may affect our profitability several other ways, including but not limited to the following:

•	decreases in interest rates may cause prepayments to increase and may result in losses arising from our hedging activities, adversely affecting our net interest income over time from our securitized loans; and

•	increases in interest rates may reduce overall demand for mortgage loans, accordingly reduce our origination of new loans, and reduce the value of loans and other securities on our consolidated balance sheet, which could have a material adverse effect on our business, financial condition, and results of operations.

A decrease in the value of the mortgage loans used as collateral under our credit facilities could cause us to default under our credit facilities.

The amount available to us under our warehouse lines of credit and repurchase facilities depends in large part on the lender’s valuation of the mortgage loans that secure the facilities. Each credit facility provides the lender the right, under certain circumstances, to re-evaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings at a time when we may not have a sufficient inventory of loans or cash to satisfy the margin call and at a time when the market value of our loans may be at a low. Accordingly, any failure by us to meet a margin call could cause us to default under our credit facilities and otherwise have a material adverse effect on our business, financial condition and results of operations.

If we are unable to realize cash proceeds from loan sales in excess of the loan acquisition cost, our financial position would be adversely affected.

Although we intend to retain a substantial portion of the mortgage loans we originate, we will continue to sell some of our loans. The net cash proceeds received from loan sales consist of the premiums we receive on sales of loans in excess of the outstanding principal balance, minus the discounts on loans that we sell for less than the outstanding principal balance. The proceeds we receive on loan sales are dependent on demand for consumer credit. Economic slowdowns or recessions may be accompanied by decreased real estate values and an increased rate of delinquencies, defaults and foreclosures. Potential purchasers might reduce the premiums they pay for the loans during these periods to compensate for any increased risks. Any sustained decline in demand for loans or increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of our future loans sales such that it falls below our costs to originate loans. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations could be materially adversely affected.

We have limited experience hedging the interest rate risk associated with retaining a portfolio of mortgage loans over the long term, and any hedging strategies we may use may not be successful in mitigating these risks.

We may use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. Additionally, we have limited experience hedging interest rate volatility arising from retaining a portfolio of mortgage loans over the long term. When interest rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of our mortgage loans. We cannot assure you, however, that our use of derivatives will fully offset the risks related to changes in interest rates. It is likely that there will be periods during which we will recognize losses on our derivative financial instruments under our required accounting rules that will not be fully offset by gains we recognize on loans held for sale or loans held for investment. The derivative financial instruments that we select may not have the effect of reducing our price risk on our loans, including our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, or improperly executed transactions or unanticipated market fluctuations could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. Any hedging strategy or derivatives we use may not adequately offset the risk of interest rate volatility and our hedging transactions may result in losses. Finally, complying with the REIT requirements may limit our ability to enter into certain hedging transactions.

If the prepayment rates for our mortgage loans are higher than expected, our results of operations may be significantly harmed.

The rate and timing of unscheduled payments and collections of principal on our loans held in our investment portfolio are impossible to predict accurately and will be affected by a variety of factors, including, without limitation, the level of prevailing interest rates, restrictions on voluntary prepayments contained in the loans, the availability of lender credit and other economic, demographic, geographic, tax and legal factors. Additionally we are often obligated to reimburse purchasers of these loans for a portion of the premium that we receive from the sale for any loan that is repaid within the first six months of the date of sale of the loan to the purchaser. In general, if prevailing interest rates fall significantly below the interest rate on a loan, the borrower is more likely to prepay the then higher-rate loan than if prevailing rates remain at or above the interest rate on the loan. Unexpected and increased levels of principal prepayments could adversely affect our results of operations to the extent we are unable to reinvest the funds we receive at an equivalent or higher rate, if at all. In addition, a large amount of prepayments, especially prepayments on loans with interest rates that are high relative to the rest of the mortgage loans in our investment portfolio, will likely decrease the net interest income we receive from securitizations. Also, elevated prepayment levels will cause the amortization of deferred costs to increase and reduce net interest income.

We may be required to repurchase or substitute mortgage loans that we have sold or securitized, as the case may be, or to indemnify holders of our asset-backed securities, which could have a material adverse effect on our results of operations, financial condition and business.

When we originate a mortgage loan, we make certain representations and warranties regarding certain characteristics of the loans, the borrowers and the underlying properties. If we are found to have breached any of these representations and warranties, we may be required to repurchase or substitute those loans or, in the case of securitized loans, replace them with substitute loans or cash, as the case may be. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we sold, we may be required to indemnify the purchasers of the loans for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against these loans is limited. Furthermore, repurchased mortgage loans typically can be sold only at a significant discount to the unpaid principal balance. Any repurchases, substitutions or indemnification payments could significantly harm our results of operations.

The success of our investment portfolio management and securitization business will depend in part upon a third party’s ability to effectively service the loans held in our investment portfolio and in our securitizations.

Historically, we have not serviced loans. We must continue to contract with a third-party to service the loans for us to fully implement our strategy The fees paid to a servicer will reduce our net interest income. Furthermore, our net interest income will depend in part upon the effectiveness of the third-party servicer. We cannot assure you that we will be able to continue to contract with a third-party servicer on reasonable terms or at all. We also cannot assure you that we or a servicer will be able to service the loans according to industry standards either at the outset or in the future. Any failure to service the loans properly will harm our operating results.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our operations, particularly if it results in a decline in the real estate market.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Declining real estate values likely will reduce our level of new originations, because borrowers frequently use increases in the value of their homes to support new loans and higher levels of borrowings. Declining real estate values also negatively affect loan-to-value ratios, or LTVs, of our existing loans and significantly increase the likelihood that borrowers will default on existing loans. Any sustained period of economic slowdown or recession could adversely affect our net interest income from mortgage loans in our investment portfolio, as well as our ability to originate, sell and securitize loans, which conditions would significantly harm our results of operations.

If we are unable to maintain our network of independent brokers, our mortgage loan origination business will decrease and if we are unable to grow our network of independent brokers our ability to increase our total mortgage loan originations volume may be hampered.

A significant portion of the mortgage loans that we originate comes from independent brokers in our wholesale channels. Our brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to obtain loans from our brokers and to expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could negatively affect the volume and pricing of our loans, which would have a material adverse effect on our business, financial condition and results of operations.

We may be subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application made by the applicant, property appraisal, title information and employment and income documentation. If a third party misrepresents any of this information and if we do not discover the misrepresentation prior to funding the loan, the value of the loan may be significantly lower than anticipated. As a practical matter, we generally bear the risk of loss associated with the misrepresentation whether it is made by the loan applicant, the mortgage broker, another third party or one of our employees. A loan with respect to which a material misrepresentation has been made is typically unsalable or subject to repurchase if it was sold prior to detection of the misrepresentation. In addition, the persons and entities that make such material misrepresentations, are often difficult to locate, and it is nearly impossible to recoup any monetary losses that we may have suffered, as a result of such material misrepresentations from those who have made them.

For a portion of the mortgage loans we originate, we required no or limited documentation of the borrowers’ income and bank account information. Instead, we based our credit decisions largely on the borrowers’ credit score and credit history, the collateral value of the property securing the loan and the effect of the loan on the borrowers’ debt service. There is a higher risk of default on loans where there is little or no documentation of the borrowers’ income.

We will incur significant costs related to governmental regulation.

Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. Our lending and servicing activities are subject to numerous federal laws and regulations, including the Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Housing Act, the Home Mortgage Disclosure Act, or HMDA, the Fair Debt Collection Practices Act, the privacy requirements of the Gramm-Leach-Bliley Act, and the Fair and Accurate Credit Transactions Act of 2003, or the FACT Act. We also are required to comply with a variety of state and local consumer protection laws and are subject to the rules and regulations of, and examination by state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans. These requirements can and do change as statutes and regulations are amended.

These statutes and regulations, among other things, impose licensing obligations upon us, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties securing mortgage loans, require credit reports on mortgage loan applicants, regulate assessment, servicing-related fees collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, finance charges, fees and mortgage loan amounts. We will incur significant costs to comply with governmental regulations, which will have a negative effect on our net income.

If we do not obtain the necessary state licenses and approvals, we will not be allowed to acquire, fund or originate mortgage loans in some states, which would adversely affect our operations and may result in our inability to qualify as a REIT.

Most states in which we do business require that we be licensed to conduct our business. As part of our acquisition of First NLC Financial Services, we will be required to obtain various new licenses and approvals under existing licenses. We cannot assure you that we will be able to obtain all the necessary licenses and approvals in a timely manner or at all.

Our inability to comply with the large body of complex laws and regulations at the federal, state and local levels associated with our business could have a material adverse effect on our results of operations, and our ability to make distributions to our shareholders.

Because we expect our subsidiary, FNLC Services Inc. to be licensed, approved or authorized to originate mortgage loans in 38 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, in all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict non-prime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret, properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Our failure to comply with these laws and regulations can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of state licenses or other approval status required for continued lending or servicing operations;

•	legal defenses causing delay or otherwise adversely affecting our ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•	refunds to borrowers;

•	demands for indemnification or loan repurchases under our whole-loan sales and securitizations;

•	litigation, including class action lawsuits;

•	administrative enforcement actions and fines;

•	damage to our reputation in the industry;

•	loss of the ability to obtain ratings on our securitizations by rating agencies; and

•	the inability to obtain credit to fund our operations.

Any of these results could have a material adverse effect on our results of operations, financial condition and business. We cannot assure you that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws and regulations will not be interpreted in a more restrictive manner, that could make compliance more difficult or expensive.

We are also subject to examination by state regulatory authorities in each of the states in which we operate. To resolve issues raised in these examinations, we have in the past, and may in the future, be required to take various corrective actions, including changing certain business practices and making refunds in certain circumstances to borrowers.

Further, federally chartered institutions and their operating subsidiaries, with which we compete, operate with the benefit of broad federal preemption under their federal charters and federal regulations in a multi-state market environment. Unlike those competitors, we are generally subject to state and local laws applicable to mortgage lenders in each jurisdiction where we lend, including new laws directed at non-prime mortgage lending. In addition, such federally-chartered institutions have defenses under federal law to allegations of noncompliance with such state and local laws that are unavailable to us.

The laws and regulations described above are subject to legislative, administrative and judicial interpretation, and certain of these laws and regulations have been infrequently interpreted or only recently enacted. Infrequent interpretations of these laws and regulations or an insignificant number of interpretations of recently enacted regulations can result in ambiguity with respect to permitted conduct under these laws and regulations. Any ambiguity under the regulations to which we are subject may lead to regulatory investigations or enforcement actions and private causes of action, such as class action lawsuits, with respect to our compliance with the applicable laws and regulations. As a mortgage lender, we may be also subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations. We cannot assure you that future examinations or governmental actions will not cause us to change certain business practices, make refunds or take other actions that would be financially or competitively detrimental to us.

We cannot assure you that we will be able to obtain or maintain all necessary licenses and approvals in a timely manner or at all. Failure to obtain and maintain these licenses and approvals would limit, delay and disrupt (1) our ability to increase REIT qualifying assets and income and (2) our operations in certain geographical regions, and perhaps nationwide, and could have a material adverse effect on our results of operations, financial condition and business.

The complex federal, state and municipal laws governing loan servicing activities could increase our exposure to the risk of noncompliance.

As we increase our servicing of the loans we originate, we will be confronted with the laws and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions pertaining to loan servicing, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our servicing operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with the laws and regulations pertaining to loan servicing. Our failure to comply with these laws could lead to, among other things: (i) civil and criminal liability, including potential monetary penalties; (ii) legal defenses delaying or otherwise harming the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transactions; (iii) class action lawsuits; and (iv) administrative enforcement actions. This could harm our results of operations, financial condition and business prospects.

New legislation could restrict our ability to make mortgage loans, which could adversely impact our results of operations, financial condition and business.

Several states, counties and cities are considering or have passed laws or regulations aimed at curbing “predatory lending” practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing Federal Home Ownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such high-cost loans. However, many of these laws and regulations extend beyond curbing predatory lending practices to restrict commonly accepted lending activities. For example, some of these laws and regulations prohibit or limit prepayment charges or severely restrict a borrower’s ability to finance the points and fees charged in connection with the origination of a mortgage loan. Passage of these laws and regulations could reduce our mortgage loan origination volume. In fact, we have withdrawn from certain jurisdictions due to such legislation and any new legislation may cause us to withdraw from additional jurisdictions. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a mortgage loan is underwritten or originated. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation. Accordingly, for reputational reasons, the purchasers and lenders that buy our mortgage loans or provide financing for our mortgage loan originations may not want to buy or finance any mortgage loans subject to these types of laws, rules and regulations. These purchasers and lenders are not contractually required to purchase or finance such mortgage loans. In addition, for reputational reasons and because of the enhanced risk, many whole-loan purchasers will not buy and rating agencies may refuse to rate any securitization containing any mortgage loan labeled as a “high-cost” loan under any local, state or federal law or regulation. Accordingly, these laws and regulations severely constrict the secondary market and limit the acceptable standards of mortgage loan production in our industry. This could effectively preclude us from originating mortgage loans that fit within the newly defined parameters and could have a material adverse effect on our ability to securitize or sell mortgage loans and, therefore, our results of operations, financial condition and business.

In addition, many of these state laws, rules and regulations are not applicable to the mortgage operations of national banks, federal thrifts or their subsidiaries, which gives the mortgage operations of these institutions a competitive advantage over us. If, for competitive reasons, we were to decide to relax our self-imposed restrictions on originating and purchasing mortgage loans subject to these laws, we would be subject to greater risks for actual or perceived non-compliance with such laws, rules, and regulations, including demands for indemnification or loan repurchases from our lenders and purchasers of our mortgage loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. Any of the foregoing could significantly harm our results of operations, financial condition and business.

Furthermore, members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of our mortgage loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits to borrowers could have a material adverse effect on the demand for the mortgage loan products we offer.

We may be subject to various legal actions, which if decided adversely could have a material adverse effect on our financial condition.

Because the non-prime mortgage lending and servicing business by its nature involves the collection of numerous accounts, the validity of liens and compliance with local, state and federal lending laws, mortgage lenders and servicers, including us, are subject to numerous claims and legal actions in the ordinary course of business. These legal actions include lawsuits styled as class actions and alleging violations of various federal, state and local regulations and laws. In addition, in recent years, both state and federal regulators and enforcement agencies have subjected the practices of non-prime mortgage lenders to particularly intense regulatory scrutiny, which has resulted in a number of well publicized governmental and other investigations of certain of our competitors. Lawsuits can be very expensive, harm a company’s reputation and otherwise disrupt operations. We cannot assure you that we will not be the subject of legal actions that could materially adversely affect our financial condition.

The conduct of the independent brokers through whom we originate our wholesale mortgage loans could subject us to fines or other penalties.

The mortgage brokers through whom we originate wholesale mortgage loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies increasingly have sought to impose such liability. Recently, for example, the United States Federal Trade Commission, or the FTC, entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Department of Justice in the past has sought to hold mortgage lenders responsible for the pricing practices of mortgage brokers, alleging that the mortgage lender is directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act, even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Although we exercise little or no control over the activities of the independent mortgage brokers from whom we obtain our wholesale loans, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers. Further, we have in the past made refunds to our borrowers because of the conduct of mortgage brokers and it is possible that we may in the future be subject to additional payments, fines or other penalties based upon the conduct of the brokers with whom we do business.

“Do not call” registry and “Do not fax” rules may limit our ability to market our products and services.

Our marketing operations, including the activities of brokers who originate mortgage loans for us, may be restricted by the development of various federal and state laws, including “do not call” list requirements and “do not fax” requirements. Federal and state laws have been enacted that permit consumers to protect themselves from unsolicited marketing telephone calls. In 2003, the Federal Trade Commission, or FTC, amended its rules to establish a national “do not call” registry. Generally, vendors are prohibited from calling anyone on that registry unless the consumer has initiated the contact or given prior consent. Even though court decisions in 2003 questioned the FTC’s authority to effect such a registry and raised First Amendment issues, the FTC put the registry into operation. A 2004 U.S. Court of Appeals decision has held that the FTC rules do not conflict with the freedom of commercial speech under the First Amendment, which has increased the likelihood that the FTC rules will remain in effect. In October 2004, the U.S. Supreme Court declined to hear an appeal seeking to overturn the Tenth Circuit ruling. The Telephone Consumer Protection Act of 1981 and rules issued by the Federal Communications Commission, or FCC, prohibit vendors from sending unsolicited fax advertisements. Currently, a fax is not unsolicited if the sender has an established business relationship with the recipient. However, beginning July 1, 2005, a fax advertisement may be sent only if the sender has a signed, written consent from the recipient that includes the fax number to which any advertisements may be sent. In view of the public concern with privacy, we cannot assure you that additional rules that restrict or make more costly the marketing activities that we or our vendors employ will not be adopted. Such regulations may restrict our ability to market our products and services to new customers effectively. Furthermore, compliance with these regulations may prove costly and difficult, and we, or our vendors, may incur penalties for improperly conducting our marketing activities.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use, and security of customer information.

The scope of business activity affected by “privacy” concerns is likely to expand and will affect our business. The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other non-public information provided to us by applicants and borrowers. We adopted a privacy policy and adopted controls and procedures to comply with the law after it took effect on July 1, 2001. Privacy rules also require us to protect the security and integrity of the customer information we use and hold. Although we have systems and procedures designed to help us with these privacy requirements, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, making compliance more difficult or expensive. These requirements also increase the risk that we may be subject to liability for non-compliance.

A number of states are considering privacy amendments that may be more demanding than federal law, and California recently has enacted two statutes — the California Financial Information Privacy Act (also know as SB-1) and the California Online Privacy Protection Act, both of which took effect on July 1, 2004. Under SB-1, a financial company must allow its customers to opt out of the sharing of their information with affiliates in separately regulated lines of business and must receive a customer opt-in before confidential customer data may be shared with unaffiliated companies (subject to certain exceptions). A federal court rejected the effort of three financial trade associations to prevent SB-1 from taking effect, and as of July 1, 2004, the California Department of Financial Institutions announced that it would require immediate compliance with SB-1. Under the new California Online Privacy Act, all operators of commercial websites and online services that allow interaction with California consumers (even if no transactions may be effected online) must post privacy policies meeting statutory requirements. The FTC, which administers the federal privacy rules for mortgage lenders, has determined that privacy laws in several states are not preempted by Gramm-Leach-Bliley, most recently new privacy laws enacted by Vermont and Illinois. In view of the public concern with privacy, we cannot assure you that additional rules that restrict or make more costly our activities and the activities of our vendors will not be adopted and will not restrict the marketing of our products and services to new customers.

Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts, we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that we will not be subject to lawsuits or compliance actions under such state or federal privacy requirements. Furthermore, to the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

Our inability to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment charges could have a material adverse effect on our results of operations, financial condition and business.

The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the mortgage loan. A prepayment charge payable by a borrower who repays a mortgage loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent it includes a prepayment charge and a mortgage lender can offer a lower interest rate and lower loan fees on a mortgage loan which has a prepayment charge. Certain state laws restrict or prohibit prepayment charges on mortgage loans and, until July 1, 2003, we relied on the federal Alternative Mortgage Transactions Parity Act, or the Parity Act, and related rules issued in the past by the Office of Thrift Supervision, or the OTS, to preempt state limitations on prepayment charges related to adjustable rate mortgage loans. The Parity Act was enacted to extend the federal preemption that federally chartered depository institutions enjoy related to adjustable rate mortgage loans to all qualifying financial institutions, including mortgage banking companies. However, on September 25, 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption and, as a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment charges. The effective date of the new rule was July 1, 2003. In July 2004, the U.S. Court of Appeals for the District of Columbia upheld the OTS action withdrawing its Parity Act regulations and, as a result, non-federal housing creditors are subject to state law concerning prepayment and late fees. The elimination of this federal preemption requires us to comply with state restrictions on prepayment charges. These restrictions prohibit us from making any prepayment charge in certain states and restrict the amount and duration of prepayment charges that we may impose in other states. This may place us at a competitive disadvantage relative to certain state and federally chartered depository institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions may still impose prepayment charges without regard to state restrictions and, as a result, may be able to offer mortgage loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer. This competitive disadvantage could have a material adverse effect on our results of operations, financial condition and business.

If many of our borrowers become subject to the Servicemembers Civil Relief Act of 2003, our cash flows and interest income may be adversely affected.

Under the Servicemembers Civil Relief Act of 2003, which re-enacted the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status. This act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. In view of the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, our compliance with this act could reduce our cash flow and the interest payments collected from those borrowers, and in the event of default, delay or prevent us from exercising the remedies for default that otherwise would be available to us.

We are exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to residential properties, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. The laws and regulations related to environmental contamination often impose liability without regard to responsibility for the contamination. We may be liable to a governmental entity or third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Tax Risks of our Business and Structure

Our ownership limitation may restrict change of control or business combination opportunities in which our shareholders might receive a premium for their shares.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to preserve our REIT status, our amended and restated articles of incorporation generally prohibit any shareholder from directly or indirectly owning more than 9.9% of any class or series of our outstanding common stock or preferred stock.

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

The requirement that we distribute at least 90% of our taxable income to our shareholders, other than net capital gains and excluding the retained earnings of our taxable REIT subsidiaries, each year will result in our shareholders receiving periodic taxable distributions.

In order to qualify as a REIT, we must distribute to our shareholders, each calendar year, at least 90% of our taxable income; other than net capital gains and excluding the taxable income of our taxable REIT subsidiaries. As a result, our shareholders receive periodic distributions from us. These distributions generally are taxable as ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Our ordinary REIT dividends generally are not eligible for the reduced tax rates applicable to dividends paid by regular C corporations.

A sale of assets acquired from FBR Group within ten years after the merger would result in corporate income tax, which would reduce the cash available for distribution to our shareholders.

If we sell any asset that we acquired from FBR Group, including the stock and securities of certain of our taxable REIT subsidiaries, within ten years after the merger and recognize a taxable gain on the sale, we will be taxed at the highest corporate rate on an amount equal to the lesser of:

•	the amount of gain that we recognize at the time of the sale; or

•	the amount of gain that we would have recognized if we had sold the asset at the time of the merger for its then fair market value.

This rule potentially could inhibit us from selling assets acquired from FBR Group within ten years after the merger.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

The federal income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder.

ITEM 2. PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We also carry out aspects of all of our businesses at that location. We lease more than four floors of our headquarters building in Arlington, Virginia, totaling approximately 189,288 square feet. We also lease offices in the following locations and conduct certain portions of our businesses in those locations as indicated: Bethesda, Maryland (asset management); Boston, Massachusetts (capital markets and asset management); Chicago, Illinois (capital markets); Cleveland, Ohio (capital markets); Dallas, TX (capital markets); Denver, Colorado (capital markets); Houston, Texas (capital markets); Irvine, California (capital markets); New York, New York (capital markets); Phoenix, AZ (asset management); Portland, Oregon (asset management);

Reston, VA; San Francisco, California (capital markets); Seattle, Washington (asset management); Vienna, Austria (capital markets); and London, England (capital markets). We lease approximately 107,382 total square feet in these other offices. We believe that our present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2004, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses.

In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs (together, regulatory matters). As previously disclosed, the Company’s broker- dealer subsidiary, FBR & Co., is involved in investigations by the SEC and the NASD concerning its role in 2001 as a placement agent for an issuer in a PIPE (private investment in public equity) transaction. The Company continues to cooperate fully with the investigations. To date the investigations are continuing.

As previously disclosed, one of the Company’s investment adviser subsidiaries. Money Management Associates, Inc. (“MMA”) and one of its now closed mutual funds, are involved in an investigation by the SEC with regard to certain losses sustained by the fund in 2003. The Company continues to cooperate fully with the investigation. To date the investigation is continuing.

Since no proceedings have been initiated in any of the above investigations, it is inherently difficult to predict the outcome of the investigations or their affect on FBR & Co., MMA or the Company. It is possible that either or both agencies may initiate proceedings as a result of any of the investigations. Any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against FBR & Co., MMA or one or more of the officers or employees of these companies.

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

Our Class A common stock is listed on the New York Stock Exchange under the symbol “FBR.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2004 and 2003, and the cash distributions per share declared during those periods. Following our merger with FBR Asset Investment Corporation effective March 31, 2003, we adopted the dividend policy of FBR Asset Investment Corporation. Prior to our merger with FBR Asset Investment Corporation, FBR Group did not pay dividends.

	Price Range of Class A Common Stock		Cash Distributions Declared Per Share of Class A Common Stock
	High	Low
Year Ended December 31, 2004
Fourth Quarter	$20.09	$16.90	$0.39
Third Quarter	20.83	15.89	0.34
Second Quarter	27.42	16.70	0.46
First Quarter	28.02	22.72	0.34
Year Ended December 31, 2003
Fourth Quarter	23.64	17.28	0.34
Third Quarter	18.00	13.29	0.34
Second Quarter	14.25	9.10	0.68
First Quarter	9.93	7.85	—

On March 2, 2005, there were approximately 444 record holders of our Class A common stock, including shares held in “street name” by nominees who are record holders.

There is no established public trading market for our Class B common stock and on March 2, 2005, there were approximately 41 record holders of our Class B common stock. Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2004 will be incorporated by reference from our annual proxy statement (under the heading “Security Ownership of Certain Beneficial Owners and Management”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about June 9, 2005.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statements of Operations
Revenues:
Investment banking:
Underwriting	$233,019	$117,296	$76,556	$47,853	$21,086
Corporate finance	195,279	144,086	58,595	28,534	31,404

	428,298	261,382	135,151	76,387	52,490

Institutional brokerage:
Principal transactions	20,444	23,965	27,512	26,330	32,319
Agency commissions	89,650	50,178	35,672	27,084	21,084

	110,094	74,143	63,184	53,414	53,403

Asset management:
Base management fees	28,307	24,782	28,956	19,744	9,719
Incentive allocations and fees	10,940	13,959	13,884	(4,078)	44,456

	39,247	38,741	42,840	15,666	54,175

Principal investment:
Interest	350,691	168,393	—	—	—
Net investment income	101,973	70,619	19,753	5,900	11,127
Dividends	14,644	4,078	—	—	—

	467,308	243,090	19,753	5,900	11,127

Other	7,155	11,169	7,275	9,422	9,695

Total revenues	1,052,102	628,525	268,203	160,789	180,890

Interest expense	164,156	68,995	2,073	1,083	1,665

Revenues, net of interest expense	887,946	559,530	266,130	159,706	179,225

Non-Interest Expenses:
Compensation and benefits	323,524	226,389	147,072	108,112	109,768
Professional services	50,467	21,628	17,140	15,523	8,443
Business development	44,955	21,416	13,449	13,356	10,786
Clearing and brokerage fees	9,123	7,014	5,353	7,087	6,207
Occupancy and equipment	14,458	9,585	8,838	10,852	9,544
Communications	13,959	10,574	8,185	5,832	5,085
Other operating expenses	22,740	16,919	10,652	9,415	7,147
Restructuring and software impairment charges	—	—	—	5,151	—

Total non-interest expenses	479,226	313,525	210,689	175,328	156,980

Net income (loss) before taxes and extraordinary gain	408,720	246,005	55,441	(15,622)	22,245
Income tax provision (benefit)	59,161	44,591	3,035	(1,760)	4,163

Net income (loss) before extraordinary gain	349,559	201,414	52,406	(13,862)	18,082
Extraordinary gain	—	—	1,413	1,148	—
Income tax provision on extraordinary gain	—	—	536	—	—

Net income (loss)	$349,559	$201,414	$53,283	$(12,714)	$18,082

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data
Assets:
Cash and cash equivalents	$231,527	$92,688	$90,007	$46,246	$52,337
Mortgage-backed securities, at fair value	11,726,689	10,551,570	—	—	—
Trading securities, at fair value	7,744	4,932	8,298	15,706	18,447
Long-term investments	441,499	379,002	150,447	119,982	142,950
Reverse repurchase agreements	183,375	—	—	—	—
Other	337,454	300,893	157,433	110,024	38,485

Total assets	$12,928,288	$11,329,085	$406,185	$291,958	$252,219

Liabilities:
Trading account securities sold short, at fair value	$17,176	$9,525	$19,932	$13,377	$930
Commercial paper	7,294,949	4,392,965	—	—	—
Repurchase agreements	3,467,569	5,095,676	16,352	—	—
Dividends payable	65,870	56,744	—	—	—
Accounts payable and other liabilities	375,830	165,647	119,470	87,576	36,733
Long-term debt	128,370	54,189	5,266	5,694	—

Total liabilities	11,349,764	9,774,746	161,020	106,647	37,663

Shareholders’ equity	1,578,524	1,554,339	245,165	185,311	214,556

Total liabilities and shareholders’ equity	$12,928,288	$11,329,085	$406,185	$291,958	$252,219

Statistical Data
Basic earnings (loss) per share before extraordinary gain	$2.09	$1.68	$1.14	$(0.29)	$0.37
Diluted earnings (loss) per share before extraordinary gain	$2.07	$1.63	$1.08	$(0.29)	$0.36
Basic earnings (loss) per share	$2.09	$1.68	$1.16	$(0.27)	$0.37
Diluted earnings (loss) per share	$2.07	$1.63	$1.10	$(0.27)	$0.36
Book value per share (1)	$9.46 (2)	$9.41 (2)	$5.28 (2)	$4.06 (2)	$4.34
Total employees (1)	698	494	481	433	386
Net revenue per employee (3)	$1,399	$1,138	$581	$350	$467
Pre-tax return on average equity	26%	27%	26%	(8)%	11%
Compensation and benefits expense as a percentage of net revenues	36%	40%	55%	68%	61%
Basic weighted average shares outstanding (in thousands)	167,099	119,801	46,098	47,466	49,162
Diluted weighted average shares outstanding (in thousands)	168,490	123,307	48,442	47,466	50,683
Cash dividends per common share	$1.53	$1.36	$—	$—	$—

(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable shares of 0.7 million shares, 1.3 million shares, 4.0 million shares and 4.0 million shares, pledged as collateral as of December 31, 2004, 2003, 2002 and 2001, respectively.
(3)	Net revenue per employee is calculated by dividing net revenue by average employees for the year. Average employees is determined by average of quarter end headcounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Friedman, Billings, Ramsey Group, Inc. is a leading investment banking firm that provides investment banking, institutional brokerage and asset management services and invests as principal in mortgage-backed securities (MBS), merchant banking investments and, subsequent to our acquisition of First NLC Financial Services, LLC (FNLC) in February 2005 (see discussion below), non-conforming residential mortgage loans. When we use the terms “FBR,” “we” “us” “our” and “the company,” we mean Friedman, Billings, Ramsey Group, Inc. and its consolidated subsidiaries. We conduct our principal investing activities primarily at the parent company level, which has elected Real Estate Investment Trust (REIT) status for U.S. federal income tax purposes (Principal Investing). We conduct our investment banking and institutional brokerage activities (the Capital Markets Group) and investment management and advisory activities (the Asset Management Group) in taxable REIT subsidiaries. Our company operates primarily in the United States and Europe.

Executive Summary

For the year ended December 31, 2004, FBR’s total revenues exceeded $1 billion, and earnings per share (diluted) increased 27% to $2.07, compared to $1.63 in 2003. Net after-tax earnings grew 74% to $349.6 million compared to $201.4 million in 20031, and revenues net of interest expense increased 59% to $887.9 million versus $559.5 million in 2003.

For the full year, the company declared a total of $1.53 per share in dividends and increased its book value per share from $9.41 at December 31, 2003 to $9.46 at December 31, 2004. Book value per share net of Accumulated Other Comprehensive Income (AOCI) increased 7% from $9.04 at December 31, 2003 to $9.68 at December 31, 2004. The dividends and increase in book value per share net of AOCI provided a 24% total return to shareholders in 20042.

During 2004, we achieved a return on equity (ROE) of 22.3% (22.4% in 2003) despite an increase in our cost of funds from 1.19% in 2003 to 1.50% in 2004. We believe these results demonstrate clearly the benefits of the combined company as the growth in our capital markets businesses offset partially the impact of tightening spreads in our mortgage portfolio. What is particularly significant is that we achieved these results while making substantial investments in our existing platform. We increased our headcount by more than 40%, we undertook expansions or relocations in six of our 16 offices, we expanded our asset-backed securities (ABS) banking unit, and took a major step toward building better brand awareness through advertising, conferences, and our ongoing sponsorship of the FBR Open. In addition, early in 2005 we have created a fixed-income securities trading group and entered into an agreement to acquire FNLC, a rapidly growing non-conforming mortgage lender. We completed our acquisition of FNLC on February 16, 2005 for $101 million in a combination of cash and stock. At that time FNLC maintained a mortgage portfolio of approximately $480 million. We expect that the impact of all these steps will be seen in future earnings as we reposition our mortgage portfolio to include non-conforming mortgages and as we broaden and grow our capital markets businesses. The effect of these new initiatives combined with the strength of our historical business is the foundation of our prospects for growth in 2005 and beyond.

The company’s 2004 performance was driven by the results achieved in our investment banking, institutional brokerage and asset management businesses. During the year, FBR lead-managed over $12 billion of

[1]	The merger of FBR Group and FBR Asset Investment Corporation was completed on March 31, 2003. Accordingly, 2003 results include nine months effects of the merger, and therefore with respect to principal investing activities and asset management revenues, 2004 results are not comparable to 2003 results. See discussion in Note 3 to our Consolidated Financial Statements for additional detail regarding the merger.
[2]	AOCI includes changes in value of available-for-sale securities and cash flow hedges. We believe that such changes represent temporary market fluctuations, are not reflective of our investment strategy, and therefore, exclusion of AOCI provides a reasonable basis for calculating returns. The dividends and increase in book value per share, giving effect to AOCI, provided a 16.8% total return to shareholders in 2004.

capital-raising transactions. For the full year 2004, FBR was the # 1 ranked book-running manager of equity capital for U.S. companies with a billion dollars or less of market capitalization and the # 7 ranked book-running manager for all U.S. initial public offerings (IPOs).3 Our 2004 investment banking results also reflect our success in maintaining client relationships while expanding our client base into new areas. In particular, we are pleased about our success with financial sponsor groups in 2004 and believe this will be an area of continued growth for us in the future.

Capital Markets

Revenues from FBR’s investment banking operations totaled $428.3 million for the year and $133.6 million for the fourth quarter, representing increases of 64% and 11%, respectively versus the comparable periods in 2003. In 2004, FBR’s investment banking team executed 135 banking assignments with a total transaction value of over $27 billion, including more than $12 billion in 61 lead-managed capital-raising transactions. Highlights for lead-managed capital raises include:

•	$4.2 billion in 21 IPOs

•	$3.4 billion in private placements

•	$1.7 billion in 17 follow-on and secondary offerings

•	$770 million in corporate debt and non-convertible preferred securities

•	$2.0 billion in asset-backed securities

In addition, during 2004 FBR advised on 24 successful mergers, acquisitions and advisory transactions generating fees of $30.1 million.

FBR earned the following investment banking rankings for 20043:

•	# 1 book-running manager for all U.S. common equity capital raises for issuers with a market capitalization of $1 billion and under

•	# 7 book-running manager for all U.S. IPOs

•	# 1 book-running manager for all U.S. IPOs for issuers with a market capitalization of $1 billion and under

•	# 9 book-running manager for all U.S. public common equity capital raises

FBR’s institutional brokerage revenues totaled $110.1 million for the year, an increase of 49% over 2003’s revenues of $74.1 million. In 2004, FBR expanded its institutional brokerage and research team by 37%. During the year the company increased its research coverage by 167 companies to total 554, particularly in the consumer, diversified industrials, and technology, media and telecommunications sectors.

Our investment banking and institutional brokerage businesses are focused in the financial services, real estate, technology, healthcare, energy, consumer and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits can be subject to significant volatility from period to period.

[3]	Source: Dealogic

Asset Management

FBR’s asset management franchise continued its growth during 2004. Assets under management, which are the drivers of our fee revenue, increased in both our mutual fund and our alternative asset funds. Net assets under management increased by $1.1 billion or 52.4% for the year. Total funds under management stood at $3.2 billion at December 31, 2004 versus $2.1 billion at December 31, 2003. Net fund inflows totaled $633.2 million for the year of which $223.8 million were associated with alternative investment vehicles. Base and incentive fees increased 29% to $39.2 million in 2004 from $30.4 million in 2003 (excludes fees earned from management of FBR Asset Investment Corporation prior to its merger in March 2003 with FBR Group of $8.4 million).

Total mutual fund assets were $2.3 billion at year end versus $1.7 billion at the end of 2003. FBR’s Small Cap Fund was ranked # 1 for one-year performance ending February 5, 2005 among Small-Cap Growth Funds by Lipper4, and FBR’s Small Cap Financial Fund was ranked by Money magazine as the # 7 major stock fund for the five years ended December 15, 2004.5

Our asset management revenues and net income are subject to fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the sectors on which we focus. This condition can in turn influence inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize from our hedge fund, venture capital and private equity activities is based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Principal Investing

Through our principal investing activities, we invest in agency and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing in hybrid-ARM mortgage-backed securities financed by short-term commercial paper and repurchase agreement borrowings. We also invest in equity securities of, and make senior secured, mezzanine and other loans to, real estate and other companies, subject to maintaining REIT qualification.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Historically, based on market conditions, our mortgage-backed securities investments have provided us with higher relative risk-adjusted rates of return than most other investment opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments. Specifically, following our acquisition of FNLC, we plan to reallocate capital from our mortgage-backed security portfolio into a portfolio of non-conforming mortgages.

Our principal investing activities achieved revenues, net of total interest expense, of $303.2 million during 2004 compared to $174.1 million during 2003. Of these total revenues, $188.8 million and $102.8 million was attributable to net interest income from our investment in MBS in 2004 and 2003, respectively. The increase in MBS net interest income was driven by:

•	The impact of full year results in 2004 for the principal investing segment, versus only nine months of results in 2003, following our merger with FBR Asset on March 31, 2003.

[4]	Wall Street Journal Online — Dow Jones Newswires, Mutual Fund Performance: Small-Cap Growth Funds, February 4, 2005 (Source: Lipper Leader scores)
[5]	MONEY, The Fund Scorecard, February 2005 (page 96)

•	An increase in our MBS portfolio year over year. During 2004, our average balance of MBS investments totaled $10.9 billion compared to $7.5 billion for the last nine months of 2003.

During 2004, there were five increases in the federal funds rate and a general flattening of the yield curve. Despite these factors, the MBS portfolio earned a return on equity of 18.4% and a net spread of 166 basis points in 2004 versus a net spread of 179 basis points in 2003. The following provides additional detail regarding our MBS investments and related commercial paper and repurchase agreement borrowings for the year ended December 31, 2004.

	First Quarter 2004		Second Quarter 2004		Third Quarter 2004		Fourth Quarter 2004		Full Year 2004
Weighted Average MBS Coupon	4.02%		3.96%		3.91%		3.91%		3.95%
Weighted Average effective yield on MBS investments	3.31%		3.15%		2.99%		3.18%		3.16%
Weighted Average cost of funds—repurchase agreement and commercial paper borrowings (including interest rate swaps)	1.30%		1.26%		1.49%		1.95%		1.50%

Weighted Average net spread	2.01%		1.89%		1.50%		1.23%		1.66%
Average Constant Prepayment Rate	21.6CP	R	30.5CP	R	30.4CP	R	25.5CP	R	27.1CP	R
Weighted Average MBS (in millions)	$10,486		$10,961		$11,486		$10,693		$10,907
Weighted Average Repurchase Agreement and Commercial Paper Borrowings (in millions)	$9,639		$10,338		$10,824		$9,978		$10,196

Other highlights of our MBS investment activities include:

•	The fair value of our MBS investments totaled $11.7 billion and $10.6 billion at December 31, 2004 and 2003, respectively.

•	The weighted average remaining premium of FBR’s MBS portfolio was 1.68% on December 31, 2004 compared to 1.99% at year-end 2003.

•	The effective duration (a measure of interest rate sensitivity) of the MBS portfolio was 0.78 at the end of 2004 compared to 0.94 at December 31, 2003.

The remaining revenue related to our principal investing activities is net investment gains and dividend income, which totaled $116.6 million in 2004 compared to $74.7 million in 2003. The primary source of net investment income was from realized gains in our merchant banking investments. During 2004, net gains from merchant banking investments totaled $81.3 million compared to $24.5 million in 2003. The total value of FBR’s merchant banking portfolio and other long-term investments was $441.5 million as of December 31, 2004. Of this total, $352.9 million was held in the merchant banking portfolio, $70.7 million was held in alternative asset funds, and $17.9 million was held in other long-term investments. Net unrealized gains in the merchant banking portfolio included in AOCI totaled $33.4 million as of December 31, 2004.

Looking Forward

With the acquisition of FNLC and additional purchases of non-conforming mortgage loans from unaffiliated third parties, the company plans to reallocate a significant portion of the equity it currently deploys in the agency MBS strategy into non-conforming mortgages during 2005. Subject to market conditions, we will be working toward a goal of reallocating as much as 70% or $700 million of the capital now in agency MBS. To the extent we achieve this reallocation target our portfolio of non-conforming loans would total approximately $10.5 billion at year end. FBR’s willingness and ability to execute this transition will ultimately depend on a variety of market factors. It is, however, the company’s current judgment that the portfolio of non-conforming mortgages can achieve a return on equity in excess of 25% in the current environment and possibly higher returns in the future as contrasted with the approximate 14% ROE achieved in our MBS strategy during the fourth quarter of 2004.

Operating Groups

Capital Markets Group

Our capital markets activities consist of investment banking and institutional brokerage (including research).

Investment Banking

Our investment banking (underwriting and corporate finance) activities consist of a broad range of services, including public and private capital raising transactions that include a wide variety of securities, and financial advisory services in merger, acquisition, restructuring and strategic partnering transactions. During 2004, we completed or advised on 135 investment banking transactions including 58 lead or sole-managed public underwritings or private placements, 32 co-managed public underwritings, 3 lead-managed fixed income security underwritings, 10 co-managed fixed income security underwritings and completed 24 merger and acquisition (M&A) and advisory assignments and eight underwriting transactions as a syndicate or selling group member, representing $27.4 billion of aggregate transaction value, including $16.1 billion in public underwritings and private placements.

The following table shows details of our investment banking revenues for the years indicated (dollars in thousands):

Investment Banking Revenues

	2004	2003	2002	2001	2000
Revenues:
Public Underwritings
Initial public offerings	$163,112	$79,206	$2,414	$9,926	$8,343
Secondary (follow-on) public offerings	55,876	29,448	73,719	37,927	10,234
High yield debt & preferred	10,674	8,642	423	—	2,509
Asset-backed securities	3,357	—	—	—	—

Total Underwriting	233,019	117,296	76,556	47,853	21,086

Non-Public Capital Raising and M&A
Institutional private equity placements	165,163	129,271	38,851	18,781	8,893
M&A and advisory services	30,116	14,815	19,744	9,753	22,511

Total Corporate finance	195,279	144,086	58,595	28,534	31,404

Total Investment Banking	$428,298	$261,382	$135,151	$76,387	$52,490

Capital raising	$398,182	$246,567	$115,407	$66,634	$29,979
M&A, restructuring and other advisory	30,116	14,815	19,744	9,753	22,511

Total Investment Banking	$428,298	$261,382	$135,151	$76,387	$52,490

Institutional Brokerage

In addition to our investment banking activities, we also offer institutional brokerage services to customers. Revenues related to these services are (dollars in thousands):

Institutional Brokerage Revenues

	2004	2003	2002	2001	2000
Principal sales credits	$24,343	$23,817	$26,575	$24,310	$25,453
Trading gains and losses, net	(3,899)	148	937	2,020	6,866

Total principal transactions	20,444	23,965	27,512	26,330	32,319
Agency commissions	89,650	50,178	35,672	27,084	21,084

Total Institutional Brokerage	$110,094	$74,143	$63,184	$53,414	$53,403

Asset Management Group

Our asset management activities consist of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management increased 48% from $2.1 billion at December 31, 2003 to $3.1 billion at December 31, 2004, due primarily to the growth in equity mutual fund assets under management during 2004 (dollars in millions):

Assets Under Management

	December 31, 2004
	Productive Capital (1)	Gross (2)	Net (3)
Managed accounts	$196.1	$196.1	$196.1
Hedge and offshore funds	488.7	631.6	589.6
Mutual funds
Equity	1,954.4	1,968.6	1,954.4
Fixed Income and money market	351.1	351.8	351.1
Private equity funds	70.9	52.5	49.7

Total	$3,061.2	$3,200.6	$3,140.9

	December 31, 2003
	Productive Capital (1)	Gross (2)	Net (3)
Managed accounts	$60.7	$60.7	$60.7
Hedge and offshore funds	207.6	344.2	286.7
Mutual funds
Equity	1,217.1	1,228.3	1,217.1
Fixed Income and money market	432.4	433.2	432.4
Private equity funds	130.7	72.2	64.3

Total	$2,048.5	$2,138.6	$2,061.2

Notes

(1)	Productive capital assets under management represent the amount of actual or committed capital that determines the respective investment vehicles’ base management fees payable to us. The productive capital base for each vehicle is determined by the terms of its specific agreement (which is generally a partnership, operating or management agreement). For certain private equity funds the productive capital represents primarily committed capital, in some mature funds productive capital is based on actual assets.
(2)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds including leverage.
(3)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

We generate fees from our asset management activities in two ways. First, we receive management fees for the management of investment vehicles’ or accounts, including hedge, private equity and venture capital funds, mutual funds, and separate accounts, based upon the amount of capital committed or under management. Additionally, we earn mutual fund administrative servicing fees from mutual funds for which we provide certain administrative services. These fees are earned primarily on mutual funds we manage. This revenue is recorded in base management fees in our statements of operations.

Second, based on the performance of certain investment vehicles we receive incentive income based upon their operating results. Incentive income from such investment funds represents special allocations, ranging from 10% to 20%, of realized and unrealized gains over a hurdle or target return, to our capital accounts as managing partner or managing member of the funds. This special allocation is sometimes referred to as “carried interest” and is recorded in incentive allocations and fees in our statements of operations.

Base management fees are earned on our productive capital assets under management and are determined based on a percentage of actual or committed capital, excluding, in some cases, our own investment and certain other affiliated capital. The percentages used to determine our base fee vary from vehicle to vehicle (from 0.40% for an equity mutual fund to 2.5% for two of our venture capital funds). We earn base management fees from our managed vehicles monthly or quarterly, and generally receive base management fees quarterly or semi-annually. We recorded $28.3 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2004. During 2004, the base management fees on our managed assets as a percentage of ending productive capital assets under management decreased from 1.02% to 0.90%. The base management fees on our managed assets as a percentage of net assets under management decreased from 1.07% to 0.90%. These decreases during 2004 are due primarily to the 39% and 41% growth in productive and net assets under management, respectively, during the last six months of 2004. Our annualized effective fee during the fourth quarter of 2004 on the December 31, 2004 productive capital assets under management was 1.09%, and on net assets under management was 1.06%.

The incentive allocations and gains/(losses) in our managed investment partnerships are determined, in part, by the value of securities held by those partnerships. To the extent that these partnerships hold securities of public companies that are restricted as to resale due to contractual lock-ups, regulatory requirements (including Rule 144 holding periods), or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. These discounts are sometimes referred to as haircuts. As the restriction period runs, the amount of the discount is generally reduced. We review these valuations and discounts quarterly.

Principal Investments

Our principal investing activity consists primarily of investments in mortgage-backed securities, merchant banking investments and investments in hedge and venture funds.

Mortgage-Backed Securities

At December 31, 2004, the fair value of our investments in mortgage-backed securities totaled $11.7 billion. These investments were primarily comprised of securities guaranteed as to principal and interest by Fannie Mae, Freddie Mac, or Ginnie Mae. The following table summarizes our portfolio of mortgage-backed securities (including principal receivable) by issuer (in thousands).

	Face Amount	Fair Value
Agency-Backed:
Fannie Mae	$8,054,086	$8,120,164
Freddie Mac	2,640,237	2,673,234
Ginnie Mae	521,294	525,236

Total	11,215,617	11,318,634
Private-label	401,034	408,055

Total mortgage-backed securities	$11,616,651	$11,726,689

Our MBS portfolio is comprised entirely of adjustable-rate MBS, including Hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS are securities that have a fixed coupon for a specified period of time (usually 3 or 5 years) and then adjust annually thereafter. The months to reset date for the MBS in our portfolio as of December 31, 2004 is summarized in the following table (in thousands).

Months to reset	Face Amount
1 to 12 months	$958,912
13 to 24 months	3,851,147
25 to 36 months	4,863,852
37 to 48 months	1,301,285
49 to 60 months	641,455

Total mortgage-backed securities	$11,616,651

The table above does not include the effect of scheduled and unscheduled principal payments. Mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, mortgage-backed securities provide for a monthly payment that consists of both interest and principal, including borrower prepayments. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the mortgage backed securities. Based on estimates of borrower prepayments and the scheduled reset dates of the securities in our portfolio, we estimate the duration of the MBS portfolio to be 0.78 at December 31, 2004.

We fund our investment in mortgaged-backed securities through the issuance of short-term borrowings. As of December 31, 2004, our outstanding commercial paper issuances and repurchase agreements totaled $7.3 billion and $3.5 billion, respectively. These borrowings result in interest rates that may change more quickly than the interest rates earned on our MBS investments. We manage this interest rate risk exposure though various techniques, including the use of interest rate swaps and other derivative financial instruments. For a discussion regarding the interest rate sensitivity of our MBS portfolio and how we manage interest rate risk, see “Part I — Item 1. Business — Mortgage-Backed Securities — Our Hedging & Interest Rate Risk Management.”

Merchant Banking and Other Long-Term Investments

As of December 31, 2004, our long-term investments totaled $441.5 million. The following table provides additional detail regarding our merchant banking and long-term investments (dollars in thousands).

Merchant Banking and Other Long-Term Investments

	December 31, 2004
Merchant Banking Investments	Shares	Cost Basis	Fair Value
Aames Investment Corporation (1), (2)	5,000,000	$39,525	$53,500
Cmet (1), (2)	65,000	6,150	6,150
Fieldstone Investment Corporation (1), (2)	3,588,329	49,734	49,734
Government Properties Trust	210,000	2,100	2,070
JER Investors Trust (1), (2)	377,350	5,264	5,264
KKR Financial Corp. (1), (2)	2,500,000	23,250	23,250
Medical Properties Trust, Inc. (1), (2)	1,795,571	16,180	16,180
New Century Financial Corporation (1), (2)	636,885	35,050	40,703
New York Mortgage Trust, Inc.	200,000	1,760	2,240
People’s Choice Financial Corporation (1), (2)	3,500,000	32,900	32,900
Provident Senior Living Trust (1), (2)	1,792,115	25,000	25,000
Quanta Capital Holdings	2,688,172	25,000	24,785
Saxon Capital, Inc.	1,840,000	33,342	44,142
Specialty Underwriters (1), (2)	1,242,410	10,977	11,803
Tower Group (1), (2)	500,000	4,250	6,000
Private debt investment	—	5,000	5,000
Other	—	3,977	4,220

Total Merchant Banking Investments		$319,459	$352,941
Investment partnership interests accounted for under the equity method			70,434
Cost method and other investments			11,940
Investment Securities — marked to market			6,184

Total Long-Term Investments			$441,499

(1)	As of December 31, 2004, the Company is restricted from selling its shares based on the terms of its purchase.
(2)	As of December 31, 2004, these shares are not registered for public trading.

Results of Operations

Revenues

Our revenues consist primarily of underwriting revenue and corporate finance fees in investment banking; agency commissions and principal transactions in institutional brokerage; base management fees and incentive allocations and fees in asset management; and net interest income, net investment income, including realized gains from merchant banking investments and equity method earnings, and dividend income in principal investing.

Revenue from underwriting and corporate finance transactions is substantially dependent on the market for public and private offerings of equity and debt securities within the sectors in which we focus. Agency commissions are dependent on the level of overall market trading volume and penetration of our institutional client base by our research, sales and trading staff. Principal brokerage transactions are dependent on these same factors and on NASDAQ trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the productive capital on which our base management fees are calculated and the amount and performance of capital on which we have the potential to generate incentive income. Our asset management vehicles are subject to market risk caused by illiquidity and volatility in the markets in which they would seek to sell financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and in net investment income, may fluctuate as a result. Accordingly, our revenues in these areas have fluctuated in the past, and are likely to continue to fluctuate, based on these factors.

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

Corporate finance revenues consist primarily of 144A institutional equity placements and also include M&A, restructuring mutual-to-stock conversion and other corporate finance advisory fees and reimbursed expenses associated with such activities. Corporate finance fees have fluctuated in the past, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

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

Principal Investing

Principal investing interest income relates to our portfolio of mortgage-backed securities and warehouse lending agreements. Net investment income primarily includes net realized gains on sale of equity securities and mortgage-backed securities and income from equity method investments. Principal investing dividends relate to our portfolio of merchant banking investments.

As of December 31, 2004, we had $33.4 million of net unrealized gains related to merchant banking equity investments and $82.4 million of net unrealized losses related to our MBS investments accounted for as available for sale securities recorded in AOCI. If we liquidate these securities or determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

Under the equity method of accounting, we record allocations for our proportionate share of the earnings or losses of the hedge, private equity and venture funds and other partnerships in which we have made investments. Income or loss allocations are recorded in net investment income in our statements of operations.

Net investment income also includes unrealized gains and losses on investments held at FBR & Co. In connection with certain capital raising transactions, we have received and hold warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. Similarly, we may receive and hold shares of the issuing companies. For restricted warrants and shares, including private company warrants and shares, we carry the securities at fair value based on internal valuation models and estimates made by management. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. We value warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an option valuation model.

Other Revenue

Other revenue primarily includes miscellaneous interest, dividends and fees.

Expenses

Compensation and benefits expense includes base salaries as well as incentive compensation. Incentive compensation varies primarily based on revenue production and net income. Salaries, payroll taxes and employee benefits are relatively fixed in nature.

Interest expense includes the costs of our repurchase agreement and commercial paper borrowings as well as long-term debt securities we have issued. Prior to our merger with FBR Asset in March 2003, interest expense included the cost of capital for equipment and acquisition notes, subordinated credit lines, and bank deposits and other financing.

Professional services expenses includes legal and consulting fees, recruiting fees and asset management sub-advisory fees. Many of these expenses, such as legal fees associated with investment banking transactions and sub-advisory fees, are to a large extent variable with revenue.

Business development expenses includes travel and entertainment, expenses related to investment banking transactions, costs of conferences and advertising, Many of these expenses are directly related to investment banking transactions, and as such, are to a large extent variable with revenue.

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

The following table sets forth financial data as a percentage of net revenues for the years presented:

Financial Data as a Percentage of Net Revenue

	Year Ended December 31, 2004
	2004	2003	2002	2001	2000
Revenues:
Investment banking:
Underwriting	26.2%	21.0%	28.8%	30.0%	11.8%
Corporate finance	22.0%	25.7%	22.0%	17.9%	17.5%

	48.2%	46.7%	50.8%	47.9%	29.3%

Institutional brokerage:
Principal transactions	2.3%	4.3%	10.3%	16.5%	18.0%
Agency commissions	10.1%	9.0%	13.4%	17.0%	11.8%

	12.4%	13.3%	23.7%	33.5%	29.8%

Asset management:
Base management fees	3.2%	4.4%	10.9%	12.4%	5.4%
Incentive allocations and fees	1.2%	2.5%	5.2%	(2.6)%	24.8%

	4.4%	6.9%	16.1%	9.8%	30.2%

Principal investment:
Interest	39.5%	30.1%	0.0%	0.0%	0.0%
Net investment income	11.5%	12.6%	7.5%	3.6%	6.2%
Dividends	1.7%	0.7%	0.0%	0.0%	0.0%

	52.7%	43.4%	7.5%	3.6%	6.2%

Other	0.8%	2.0%	2.7%	5.9%	5.4%

Total revenues	118.5%	112.3%	100.8%	100.7%	100.9%

Interest expense	18.5%	12.3%	0.8%	0.7%	0.9%

Revenues, net of interest expense	100.0%	100.0%	100.0%	100.0%	100.0%

Non-Interest Expenses:
Compensation and benefits	36.4%	40.5%	55.3%	67.7%	61.2%
Professional services	5.7%	3.9%	6.4%	9.7%	4.8%
Business development	5.1%	3.8%	5.1%	8.4%	6.0%
Clearing and brokerage fees	1.0%	1.2%	2.0%	4.4%	3.5%
Occupancy and equipment	1.6%	1.7%	3.3%	6.8%	5.3%
Communications	1.6%	1.9%	3.1%	3.7%	2.8%
Other operating expenses	2.6%	3.0%	4.0%	5.9%	4.0%
Restructuring and software impairment charges	0.0%	0.0%	0.0%	3.2%	0.0%

Total non-interest expenses	54.0%	56.0%	79.2%	109.8%	87.6%

Income (loss) before income taxes	46.0%	44.0%	20.8%	(9.8)%	12.4%

We seek to manage our cost structure by maintaining low fixed costs, with much of our expense base varying directly with revenues. We estimate that costs that do not tend to vary with revenue (and may therefore be considered fixed in the very short term) as a percentage of net revenues, decreased slightly from 19% of net revenue in 2003 to 18% of net revenue in 2004 due to the full year effects in 2004 of the low fixed costs associated with principal investing, partially offset by investments made during the year in branding, technology and facilities, and personnel. In 2002, such fixed expenses represented 33% of net revenue. For these purposes, we consider our fixed costs to include all expenses except for variable compensation, investment banking transaction expenses, asset management sub-advisory fees, mutual fund administration and distribution fees, clearing and brokerage fees, and interest expense.

Comparison of the Years Ended December 31, 2004 and 2003

Our merger with FBR Asset was completed on March 31, 2003. Accordingly, 2003 results include nine months effects of the merger, and therefore with respect to principal investment activities and asset management revenues, 2004 results are not directly comparable to 2003 results. Net income increased from $201.4 million in 2003 to $349.6 million in 2004. This increase is primarily due to increased revenues, including net interest and net investment income in 2004 as compared to 2003 in our capital markets and our principal investment segments. Our 2004 net income also reflects $59.2 million of income tax expenses as compared to $44.6 million of income tax expense recorded in 2003.

Our gross revenues increased 67% from $628.5 million in 2003 to $1,052.1 million in 2004 due primarily to revenues associated with our principal investment activities and increases in revenues from investment banking and institutional brokerage activities. Within capital markets our investment banking revenue increased $166.9 million, or 64%, and institutional brokerage revenue increased $36.0 million, or 49%, in 2004 as compared to 2003.

Underwriting revenue increased 99% from $117.3 million in 2003 to $233.0 million in 2004. The increase is attributable to a greater number of transactions in 2004, including lead-managed transactions resulting in higher fees per transaction. During 2004, we managed 93 public offerings, of which we lead-managed 51, raising $22.7 billion and generating $233.0 million in revenues. During 2003, we managed 40 public offerings, of which we lead-managed 26, raising $5.9 billion and generating $117.3 million in revenues. The average size of underwritten transactions for which we were a lead or co-manager increased from $147.5 million in 2003 to $244.5 million in 2004.

Corporate finance revenue increased 36% from $144.1 million in 2003 to $195.3 million in 2004 due primarily to larger fees on institutional private placements. In 2003, we completed nine private placements generating $129.3 million in revenues, compared to ten completed transactions in 2004 generating $165.2 million in revenues. M&A and advisory fee revenue increased from $14.8 million in 2003 to $30.1 million in 2004. We completed eight M&A transactions in 2003 compared to thirteen in 2004. The average size of private placements, including 144A institutional equity placements, increased from $279.7 million in 2003 to $342.1 million in 2004.

Institutional brokerage revenue from principal transactions decreased 15% from $23.9 million in 2003 to $20.4 million in 2004 due to the shift of revenue mix from principal to agency and lower trading gains. We recorded trading losses of $3.9 million in 2004 compared to a trading gain of $0.1 million in 2003. Institutional brokerage agency commissions increased 79% from $50.2 million in 2003 to $89.7 million in 2004 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees increased 14% from $24.8 million in 2003 to $28.3 million in 2004 due to the increase in assets under management during 2004 offset by the elimination of fees earned from FBR Asset subsequent to the merger ($2.8 million earned in first quarter 2003). Asset management incentive allocations and fees decreased 22% from $14.0 million in 2003 to $10.9 million in 2004 primarily due to the elimination of incentive fees from FBR Asset subsequent to the merger ($5.6 million earned in first quarter 2003), offset by a slight increase of incentive allocations from investment partnerships.

Revenues from our principal investment activities, net of total interest expense, were $303.2 million for the year ended December 31, 2004 compared to $174.1 million for the year ended December 31, 2003. These revenues consist of interest income, offset by interest expense, net investment income and dividends. The following table summarizes the components of net interest income earned on MBS investing activity (dollars in thousands).

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$10,906,521	$344,043	3.16%	$5,650,344	$168,393	2.98%

Repurchase agreements and commercial paper (1)	10,195,930	(151,381)	(1.46)%	5,418,740	(65,289)	(1.19)%
Derivative contracts (2)		(3,897)			(313)

	$10,195,930	(155,278)	(1.50)%	$5,418,740	(65,602)	(1.19)%

Net interest income MBS/spread on MBS investing		$188,765	1.66%		$102,791	1.79%

(1)	Includes repurchase agreements and commercial paper borrowings used to finance mortgage-backed securities.
(2)	Includes the effect of interest rate swap agreements and Eurodollar futures contracts accounted for as cash flow hedges, including hedge ineffectiveness.

As shown in the table above, net interest income from MBS investing activity increased by $86.0 million from 2003 to 2004 due to an increase in the average balance of MBS investments, partially offset by a decrease in the net interest spread earned on those investments. The increase in average balance of MBS in 2004 was due to the effects of the merger with FBR Asset on March 31, 2003 as well as the October 2003 follow-on equity offering and the deployment of this capital. Our results for 2003 only reflect the results of our MBS investing activities for the last nine months of the year since substantially all of our investments were held by FBR Asset prior to the merger. For the last nine months of 2003, our average balance of MBS investments totaled $7.5 billion compared to $10.9 billion for all of 2004. The decrease in net interest spread on our MBS investments was driven by increased debt costs as a result of five increases in the federal funds rate during 2004, partially offset by a decrease in premium amortization expense from $82.2 million (or 33% of gross interest income) in 2003 to $78.8 million (or 19% of gross interest income) in 2004. The decrease in premium amortization was driven by a decrease in projected prepayments consistent with a decrease in the average one month CPR from 35% in 2003 to 27% in 2004.

In addition to net interest income, the Company recorded $14.6 million in dividend income from its merchant banking equity investment portfolio in 2004, compared to $4.1 million during 2003. The increase in dividend income was primarily due to the increase in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio and a special dividend of $4 million paid by one of our portfolio companies in 2004. The Company also earned $102.0 million in net investment income during 2004, compared to $70.6 million in 2003. The following table summarizes the components of net investment income (dollars in thousands).

	Year Ended December 31,
	2004	2003
Realized gains on sale of equity investments and mortgage-backed securities	$87,673	$29,657
Income from equity method investments	9,184	20,838
Gains on investment securities— marked-to-market, net	9,476	17,977
Other, net	(4,360)	2,147

	$101,973	$70,619

Income from equity method investments reflects the Company’s equity in earnings from investments in proprietary investment partnerships and other managed investments. In 2003, $2.9 million of this income relates to our investment in FBR Asset prior to the merger. Gains and losses on investments securities — marked-to-market relate to securities received in connection with capital raising activities. Other net investment income includes gains and losses from mortgage-backed securities classified as trading, paired-off commitments, derivatives not designated as hedges under SFAS 133 and impairments of long-term investments. See Notes 4 and 7 to the financial statements for further information on these other gains and losses, as well as gains on sale of equity investments and mortgage-backed securities.

Other revenues decreased from $11.2 million in 2003 to $7.2 million in 2004 primarily due to a $2.7 million decrease in interest and dividend income unrelated to principal investing and a $0.9 million gain on sale of land and building in 2003 for which there is not a comparable 2004 gain.

Total non-interest expenses increased 53% from $313.5 million in 2003 to $479.2 million in 2004 due primarily to increases in variable compensation, business development and professional services and clearing and brokerage fees, all consistent with increased revenue in 2004.

Compensation and benefits expense increased 43% from $226.4 million in 2003 to $323.5 million in 2004. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 41% in 2003 to 36% in 2004 due to the increased revenues from principal investing activities.

Professional services expense increased 134% from $21.6 million in 2003 to $50.5 million in 2004. This increase is due primarily to costs associated with the higher level of investment banking activity in 2004 as compared to 2003, as well as costs associated with corporate initiatives, including increased accounting, legal and recruiting expenses.

Business development expenses increased 110% from $21.4 million in 2003 to $45.0 million in 2004. This increase is due primarily to costs associated with the higher level of investment banking activity in 2004 as compared to 2003, as well as costs associated with the Company’s branding initiatives, including sponsorship of the PGA Tour’s FBR Open and related advertising.

Clearing and brokerage fees increased 30% from $7.0 million in 2003 to $9.1 million in 2004. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 9.5% in 2003 to 8.3% in 2004. This percentage decrease was driven by changes in the terms of the Company’s clearing agreement during 2004.

Occupancy and equipment expense increased 51% from $9.6 million in 2003 to $14.5 million in 2004. The increase is attributable primarily to investments made in upgrading technology and expanding our Arlington, New York and Boston facilities based on increased headcount.

Communications expense increased 32% from $10.6 million in 2003 to $14.0 million primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 34% from $16.9 million in 2003 to $22.7 million in 2004. This change reflects increased 12b-1 and fund distribution fees of $1.1 million related to increased mutual fund assets under management, increased D&O and E&O insurance premiums of $0.9 million, and an increase in various office operations expense items related to the increase in headcount.

The total income tax provision increased from $44.6 million in 2003 to $59.2 million in 2004 due to increased taxable income in 2004 as compared to 2003. Our tax provision for 2004 relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 40%. Our 2003 tax provision related to income generated during the period prior to the effective date of the merger with FBR Asset and our REIT election as well for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2003 income was 38%. The increase in the effective tax rate in 2004 is due the utilization in 2003 of the remaining foreign net operating loss carryforwards.

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

Our gross revenues increased 134% from $268.2 million in 2002 to $628.5 million in 2003 due primarily to revenues associated with our principal investment activities following the completion of our merger with FBR Asset and increases in revenues from investment banking and institutional brokerage activities. Within capital markets our investment banking revenue increased $126.2 million, or 93%, and institutional brokerage revenue increased $11.0 million, or 17%, in 2003 as compared to 2002.

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

Institutional brokerage revenue from principal transactions decreased 13% from $27.5 million in 2002 to $23.9 million in 2003 due to the shift of revenue mix from principal to agency and lower trading gains. We recorded trading gains of $0.1 million in 2003 compared to $0.9 million in 2002. Institutional brokerage agency commissions increased 41% from $35.7 million in 2002 to $50.2 million in 2003 primarily due to increased customer trading attributed to, among other things, greater penetration of institutional accounts through broader research coverage and sales and trading services.

Asset management base management fees decreased 14% from $29.0 million in 2002 to $24.8 million in 2003 primarily due to the elimination of fees earned from FBR Asset subsequent to the merger, offset by an increase in fees earned from our other managed vehicles. Asset management incentive allocations and fees decreased 0.4% from $14.3 million in 2002 to $14.2 million in 2003 primarily due to the elimination of incentive fees from FBR Asset subsequent to the merger, offset by an increase of incentive allocations from investment partnerships.

Revenues from our principal investment activities, net of total interest expense, were $174.1 million for the year ended December 31, 2003 compared to $19.8 million for the year ended December 31, 2002. The primary source of 2003 principal investment revenues is interest income from investments in mortgage-backed securities, offset by interest expense from repurchase agreements and commercial paper borrowings. Based on the timing of our merger with FBR Asset at the end of the first quarter 2003, substantially all of our interest income from MBS was recorded in the second through fourth quarters of 2003, and there was no comparable income in 2002. The following table summarizes the components of net interest income earned on MBS investing activity (dollars in thousands).

	Year Ended December 31, 2003
	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$5,650,344	$168,393	2.98%

Repurchase agreements and commercial paper(1)	5,418,740	(65,289)	(1.19)%
Derivative contracts (2)		(313)

	$5,418,740	(65,602)	(1.19)%

Net interest income MBS/spread on MBS investing		$102,791	1.79%

(1)	Includes repurchase agreements and commercial paper borrowings used to finance mortgage-backed securities.
(2)	Includes the effect of interest rate swap agreements and Eurodollar futures contracts accounted for as cash flow hedges, including hedge ineffectiveness.

In addition to net interest income, the Company recorded $4.1 million in dividend income in 2003 during the period subsequent to the merger with FBR Asset and the start of our merchant banking equity investment portfolio. The Company also earned $70.6 million in net investment income during 2003, compared to $19.8 million in 2002. This increase is due primarily to realized gains on sales of merchant banking investments in

2003. Net investment income in 2002 relates to earnings associated with equity method investments and gains related to investments held at FBR & Co. The following table summarizes the components of net investment income (dollars in thousands).

	Year Ended December 31,
	2003	2002
Realized gains on sale of equity investments and mortgage-backed securities	$29,657	$(121)
Income from equity method investments	20,838	13,212
Gains on investment securities— marked-to-market, net	17,977	8,725
Other, net	2,147	(2,063)

	$70,619	$19,753

Income from equity method investments reflects the Company’s equity in earnings from investments in proprietary investment partnerships and other managed investments. In 2003 and 2002, $2.9 million and $20.9 million, respectively, of this income relates to our investment in FBR Asset. Gains and losses on investments securities — marked-to-market, relate to securities received in connection with capital raising activities. Other net investment income includes gains and losses from paired off commitments and impairments of long-term investments. See Notes 4 and 7 to the financial statements for further information on these other gains and losses, as well as gains on sale of equity investments and mortgage-backed securities.

Other revenues increased from $7.3 million in 2002 to $11.2 million in 2003. Other revenues in 2003 consist primarily of interest and dividend income unrelated to principal investing of $7.6 million and 12b-1 fees of $1.7 million, and the gain on the sale of FBR Bank’s land and building of $0.9 million.

Total non-interest expenses increased 49% from $210.7 million in 2002 to $313.5 million in 2003 due primarily to increases in variable compensation, business development and professional services and clearing and brokerage fees, all consistent with increased revenue in 2003.

Compensation and benefits expense increased 54% from $147.1 million in 2002 to $226.4 million in 2003. This increase was primarily due to an increase in variable compensation associated with investment banking and institutional brokerage as a result of increased revenues. As a percentage of net revenues, compensation and benefits expense decreased from 55.3% in 2002 to 40.5% in 2003 due to the effects of the merger with FBR Asset and the increased revenues from principal investing activities.

Business development expense increased 60% from $13.4 million in 2002 to $21.4 million in 2003. This increase is due to costs associated with the higher level of investment banking activity in 2003 as compared to 2002 and increased marketing costs incurred in 2003, for example costs associated with our sponsorship of the PGA Tour’s FBR Capital Open in June 2003, and costs associated with hosting a new technology investors conference, that are not comparable to 2002.

Professional services expense increased 26% from $17.1 million in 2002 to $21.6 million in 2003. This increase is due to costs associated with the higher level of investment banking activity in 2003 as compared to 2002, as well as increased corporate professional services costs in 2003 due to new regulatory requirements, including NASD Rule 2711, “Research Analysts and Research Reports,” and the Sarbanes-Oxley Act of 2002. These new costs and cost increases were offset to some degree by a decrease in sub-advisory fees relating to our asset management activities.

Clearing and brokerage fees increased 31% from $5.4 million in 2002 to $7.0 million in 2003. As a percentage of institutional brokerage revenue, clearing and brokerage fees increased from 8.5% in 2002 to 9.5% in 2003. This percentage increase is attributable to new clearing and execution arrangements finalized during the first quarter of 2002, the terms of which resulted in lower transaction and execution costs during the first quarter of 2002 that are not comparable to costs during the full year 2003.

Occupancy and equipment expense increased 9% from $8.8 million in 2002 to $9.6 million in 2003. The increase is attributable primarily to opening a new office in the fourth quarter of 2002 offset in part by cost containment.

Communications expense increased 29% from $8.2 million in 2002 to $10.6 million primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 59% from $10.7 million in 2002 to $16.9 million in 2003 primarily due to significantly increased D&O and E&O insurance premiums due to market conditions as well as additional coverage obtained subsequent to our merger with FBR Asset. The total increases in premiums year over year are $2.8 million. In addition, other operating expenses in 2003 reflect an increase in 12b-1 and fund distribution fees of $0.6 million related to increased mutual fund assets under management, and an increase in directors’ fees of $0.6 million, largely attributable to the merger, increases in registration fees of $0.4 million, bank charges of $0.7 million, charitable contributions of $0.2 million, and miscellaneous office operations expenses of $0.9 million.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer and banking subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of borrowings under repurchase agreements, principal and interest payments on mortgage-backed securities, dividends on equity securities, proceeds from sales of those securities, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under warehouse and corporate lines of credit, and future issuances of common stock, preferred stock, or debt.

Sources of Funding

We believe that our existing cash balances, cash flows from operations, borrowing capacity under the Georgetown Funding, LLC (Georgetown Funding) and Arlington Funding, LLC (Arlington Funding) commercial paper conduits (see discussions below), as well as borrowings under collateralized repurchase agreements, and subsequent to our acquisition of FNLC, warehouse credit facilities, are sufficient to meet our investment objectives and fund operating expenses. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that many of our equity securities could be sold, in most circumstances, to provide cash.

In July 2004, we entered into a $255 million, 364-day senior unsecured credit agreement with various financial institutions. This facility includes a one-year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs, including when deemed appropriate funding FBR Group’s $500 million subordinated line of credit with FBR & Co. FBR & Co.’s borrowings under this intercompany agreement are allowable for net capital purposes and are used in connection with regulatory capital requirements to support underwriting activities.

As of December 31, 2004, the Company’s indebtedness totaled $11.3 billion, which resulted in a leverage ratio of 7.2 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding and Arlington Funding and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings, Inc. (TRS Holdings). Such long-term debt issuances have totaled $122.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.50%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of December 31, 2004, we had $128.4 million of long-term debt.

In August 2003, we formed Georgetown Funding, a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program, and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement, and repurchase agreements we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $12 billion of mortgage-backed securities.

In October 2004, we formed Arlington Funding, a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset backed commercial paper market and providing warehouse financing in the form of reverse repurchase agreements to mortgage originators with which we have a relationship. We serve as administrator for Arlington Funding’s commercial paper program and provide collateral as well as guarantees for commercial paper issuances. Through these arrangements we are the primary beneficiary of Arlington Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5 billion.

The following table provides additional information regarding the Company’s indebtedness (dollars in millions).

As of December 31, 2004
Long-term debt	$128
Commercial paper and repurchase agreements borrowings:
Outstanding balance	$10,763
Weighted-average rate	2.37%
Weighted-average effective rate (1)	2.30%
Weighted-average term to maturity	32.0 days
Weighted-average effective reset date (1)	49.3 days

(1)	Effective rate and reset date considers the effect of interest rate swaps and Eurodollar futures contracts, which effectively convert these short-term borrowings into longer-term funding.

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of December 31, 2004, liquid assets consisted primarily of cash and cash equivalents of $231.5 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $11.7 billion in MBS, $441.5 million in long-term investments, $7.7 million in trading securities, and a receivable due from our clearing broker of $95.2 million at December 31, 2004.

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

As of December 31, 2004, our mortgage-backed securities portfolio was comprised primarily of agency-backed ARM and Hybrid ARM securities. Excluding principal receivable, which totaled $89.4 million, the total par value of the portfolio was $11.5 billion and the market value was $11.6 billion. As of December 31, 2004, the weighted average coupon of the portfolio was 3.98%. The actual yield of the mortgage-backed securities portfolio is affected by the price paid to acquire the securities. Historically, we have purchased mortgage-backed securities at a price greater than the par value (i.e., a premium) resulting in the yield being less than the security’s stated coupon. At December 31, 2004, the MBS portfolio had a net premium of $192.4 million. Based on the amount of the premium and our estimates of future prepayments, the weighted average yield of the mortgage-backed securities portfolio was 3.23% as of December 31, 2004. Management’s estimate of prepayments, which was equivalent to a lifetime CPR of approximately 25%, is based on historical performance and estimates of future performance, including historical CPRs, interest rates and characteristics of the mortgage-backed securities portfolio, including Hybrid ARM type, age, and the weighted average coupon of the loans underlying the securities assessed in relation to current market data.

Net unrealized gains and losses related to our MBS and merchant banking investments that are included in “accumulated other comprehensive (loss)/income” in our balance sheet totaled $(82.4) and $33.4 million, respectively, as of December 31, 2004. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private debt and equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the Securities and Exchange Commission (SEC) and are members of the National Association of Securities Dealers, Inc. (NASD). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of December 31, 2004, FBR & Co. was required to maintain minimum regulatory net capital of $13.3 million and had total regulatory net capital of $89.9 million, which exceeded its required net capital of $13.3 million by $76.6 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

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

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2004, FBR Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004 the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR Bank’s well-capitalized status.

Dividends

During 2004, we declared dividends as specified in the following table

Declaration Date	Record Date	Payment Date	Dividends Per Share
December 9, 2004	December 31, 2004	January 28, 2005	$0.39	(1)
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46	(2)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

(1)	Includes a special dividend of $0.05 per share.
(2)	Includes a special dividend of $0.12 per share.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$970	$970	$970	$970	$970	$123,520	$128,370
Minimum rental and other contractual commitments	12,878	9,738	6,764	6,913	7,253	42,419	85,965
Capital commitments (1)	—	—	—	—	—	—	—

Total Contractual Obligations	$13,848	$10,708	$7,734	$7,883	$8,223	$165,939	$214,335

Notes

(1)	The table above excludes $7.7 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This commitment was $7.2 million at December 31, 2003. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called.

In July 2004, the Company entered into a one-year mortgage loan guarantee agreement with a financial institution (the Agreement) the terms of which require that the Company purchase up to $250 million of mortgage loans upon an event of default by a mortgage originator under a related short-term repurchase agreement financing transaction with the financial institution. The Agreement is accounted for as a guarantee by the Company under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34,” (FIN 45). Pursuant to FIN 45, the fair value of this guarantee has been recorded on the Company’s balance sheet with a fair value of approximately $1.0 million. During 2004 and to-date, the Company has not been required to purchase mortgage loans under the Agreement. The Company receives a fee for this guarantee of 0.15% of the aggregate repurchase agreement borrowings.

As of December 31, 2004, we had made commitments to purchase $300 million of hybrid ARM securities.

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

Interest Rate Risk

Leveraged MBS

We are subject to interest-rate risk as a result of our investments in mortgage-backed securities and our financing with short term commercial paper and repurchase agreement borrowings, all of which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to rising interest rates primarily through the use of interest rate swaps, specifically paying fixed and receiving floating interest rate swaps, and Eurodollar futures contracts. The counterparties to our interest rate swap agreements at December 31, 2004 are U.S. financial institutions.

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

The table that follows shows the expected change in market value for our mortgage-backed securities and interest-rate swaps as of December 31, 2004, under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at December 31, 2004.” Actual results could differ significantly from these estimates. The change in value of the mortgage-backed securities also incorporates assumptions regarding prepayments, which are based on a third party’s proprietary model. This model forecasts prepayment speeds based, in part, on each security’s issuer (e.g., Ginnie Mae, Fannie Mae or Freddie Mac), coupon, age, prior exposure to refinancing opportunities, the interest rate distribution of the underlying loans, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at December 31, 2004	Value of MBS and derivatives at December 31, 2004 with 100 basis point increase in interest rates	Percent Change	Value of MBS and derivatives at December 31, 2004 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities-available-for-sale	$11,726,689	$11,600,041	(1.08)%	$11,782,977	0.48%
Derivative assets	8,098	12,947	59.88%	2,499	(69.14)%
Reverse repurchase agreements	183,375	183,375		183,375
Other	1,010,126	1,010,126		1,010,126

Total Assets	$12,928,288	$12,806,489	(0.94)%	$12,978,977	0.39%

Liabilities
Repurchase agreements and commercial paper	$10,762,518	$10,762,518		$10,762,518
Derivative liabilities	227	2,117	832.60%	(613)	(370.04)
Other	587,019	587,019		587,019

Total Liabilities	11,349,764	11,351,654	0.02%	11,348,924	(0.01)%

Shareholders’ Equity
Common stock	1,689	1,689		1,689
Paid-in-capital	1,483,640	1,483,640		1,483,640
Employee stock loan receivable	(4,890)	(4,890)		(4,890)
Deferred compensation	(16,863)	(16,863)		(16,863)
Accumulated other comprehensive income	(38,162)	(163,101)	(327.39)%	14,617	138.30%
Retained earnings	153,110	154,360	0.82%	151,860	(0.82)%

Total Shareholders’ Equity	1,578,524	1,454,835	(7.84)%	1,630,053	3.26%

Total Liabilities and Shareholders’ Equity	$12,928,288	$12,806,489	(0.94)%	$12,978,977	0.39%

Book Value per Share	$9.46	$8.72	(7.84)%	$9.76	3.26%

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

While it is impossible to project exactly what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a hypothetical ten percent increase and ten percent decrease in the price of the equities held by us would have on the value of our total assets and our book value as of December 31, 2004 (dollars in thousands, except per share amounts).

	Value at December 31, 2004	Value of Equity at December 31, 2004 with 10% Increase in Price	Percent Change	Value of Equity at December 31, 2004 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$352,941	$388,235	10.00%	$317,647	(10.00)%
Equity method investments	70,434	77,477	10.00%	63,391	(10.00)%
Investment securities-marked to market	6,184	6,802	10.00%	5,566	(10.00)%
Other long-term investments	11,940	11,940		11,940
Trading securities	7,744	8,518	10.00%	6,970	(10.00)%
Other	12,479,045	12,479,045		12,479,045

Total Assets	$12,928,288	$12,972,017	0.34%	$12,884,559	(0.34)%

Liabilities	$11,349,764	$11,349,764		$11,349,764

Shareholders’ Equity
Common stock	1,689	1,689		1,689
Paid-in-capital	1,483,640	1,483,640		1,483,640
Employee stock loan receivable	(4,890)	(4,890)		(4,890)
Deferred compensation	(16,863)	(16,863)		(16,863)
Accumulated other comprehensive income	(38,162)	(2,868)	92.48%	(73,456)	(92.48)%
Retained earnings	153,110	161,545	5.51%	144,675	(5.51)%

Total Shareholders’ Equity	1,578,524	1,622,253	2.77%	1,534,795	(2.77)%

Total Liabilities and Shareholders’ Equity	$12,928,288	$12,972,017	0.34%	$12,884,559	(0.34)%

Book Value per Share	$9.46	$9.72	2.77%	$9.19	(2.77)%

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

General Partner and Managing Member Interests

The hedge funds and other partnerships that we manage through subsidiaries as general partner or managing member had $44.9 million of liabilities as of December 31, 2004, primarily margin debt, not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. We believe our most critical policies that are both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates include 1) the effective interest rate method we use to recognize interest income on mortgage-backed securities, 2) valuation of private and restricted public company investments, 3) impairment assessments we apply to our available for sale and cost method securities, 4) recognition of incentive allocation revenue, 5) accounting for taxes, including REIT compliance related matters and 6) impairment assessment we apply to goodwill and other intangible assets.

Interest income includes contractual interest payments adjusted for the amortization of premiums or discounts recorded upon purchase of mortgage-backed securities. Changes in anticipated yields result primarily from changes in actual and projected cash flows and estimated prepayments. Changes in the yield that result from changes in the anticipated cash flows and prepayments are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment. The mortgage-backed securities portfolio had $192.4 million of net premium at December 31, 2004. Generally, if future prepayment speeds occur faster than estimated the effective yield on the mortgage-backed portfolio should decrease, and conversely, if prepayment speeds occur slower than estimated, the effective yield should increase.

As of December 31, 2004 our pro rata share of non-public securities of partnerships that we manage (including unrealized gains and incentive allocations) and non-public direct investments was $173.2 million.

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

We receive incentive allocations based on the operating results of our managed partnerships. Incentive allocations represent a share of the gains in the partnerships, and are based on our partnership capital account, assuming the partnership were terminated on the balance sheet date. Incentive allocations may be based on unrealized and realized gains and losses, and could vary significantly in the future based upon the ultimate realization of the gains or losses. We may, therefore, reverse previously recognized incentive allocations in future periods. For the year ended December 31, 2004, we recorded $10.9 million of incentive allocations. As of December 31, 2004, $2.8 million of incentive allocations was potentially subject to reversal. (For further detail regarding investments, see Note 4 to the Consolidated Financial Statements.)

We evaluate our mortgage-backed securities, long-term investments in marketable equity securities and other investments for other than temporary impairment. If it is determined that an investment is impaired then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings as opposed to through other comprehensive income, as other temporary changes in fair value would be. The value of our mortgage-backed securities and our long-term investments in marketable equity securities can fluctuate significantly. Generally, when a security’s value has been below its current basis for an extended period of time we will record an impairment charge. For the year ended December 31, 2004, we recorded one $1.1 million loss reflecting an other than temporary impairment of an equity security and a $2.5 million loss relating to a private debt investment.

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

We account for our intangible assets consisting of goodwill recorded as a result of the merger with FBR Asset (see Note 3), and acquired mutual fund management contracts (see Note 8) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the goodwill recorded is not amortized but is tested at least annually for impairment. The values of acquired management contracts are amortized in proportion to their expected economic benefit of 15 years and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. During the years ended December 31, 2004 and 2003, the Company recorded impairment charges of $0.4 million and $0.2 million, respectively relating to the acquired management contracts. In both cases the charges were recorded in response to decisions to close specific mutual funds. There was no similar impairment charge during 2002.

Recently Issued Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). We must adopt SFAS 123R in the third quarter of 2005. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands certain guidance in SFAS 123, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method we expect to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. We are currently evaluating the effect of adoption of SFAS 123R, but do not expect adoption to have a material effect on our results of operations and financial condition.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF Issue 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF Issue 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary.

It is expected that the proposed guidance under FSP EITF Issue 03-1a will be finalized during 2005. Adoption of the effective elements of EITF 03-1 did not have a material effect on the Company’s results of operations and financial position. The Company is monitoring the outcome of the EITF’s consideration of the exposure draft FSP EITF Issue 03-1a.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of APB No. 51,” (FIN 46). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. The FASB then issued FIN 46(R), “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51,” which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Adoption of FIN 46(R) did not have a material effect on the Company’s results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 56.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a subsequent section of this report. See Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, our company carried out an evaluation, under the supervision and with the participation of our company’s management, including our company’s principal executive officers, Emanuel J. Friedman and Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Emanuel J. Friedman, Eric F. Billings and Kurt R. Harrington concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

(a)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed under the supervision of the firm’s principal executives and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report appearing on page F-2, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

There has been no change in our company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on our directors and executive officers is incorporated by reference from our annual proxy statement (under the heading “Proposal 1: Election of Directors”) to be filed with respect to our Annual Meeting of Shareholders to be held June 9, 2005.

Because our Class A common stock is listed on the New York Stock Exchange (“NYSE”), our co-chief executive officers are required to make, and they have made, an annual certification to the NYSE stating that they were not aware of any violation by us of the corporate governance listing standards of the NYSE. Our co-chief executive officers made their annual certification to that effect to the NYSE as of June 9, 2004. In addition, we have filed, as exhibits to the Annual Report on Form 10-K, the certifications of our principal executive officers and our principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our annual proxy statement (under the heading “Executive Compensation”) to be filed with respect to our Annual Meeting of Shareholders to be held June 9, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from our annual proxy statement (under the heading “Security Ownership of Certain Beneficial Owners and Management”) to be filed with respect to our Annual Meeting of Shareholders to be held June 9, 2005

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from our annual proxy statement (under the heading “Certain Relationships and Related Transactions”) to be filed with respect to our Annual Meeting of Shareholders to be held June 9, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our annual proxy statement (under the heading “Principal Accounting Fees and Services”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about June 9, 2005

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements. The following consolidated financial statements for the year ended December 31, 2004, filed as part of this Form 10-K, are incorporated by reference into this Item 15:

A. Friedman Billings Ramsey Group, Inc. Financial Statements (page F-1)

•	Report of Independent Registered Public Accounting Firm (page F-2)

•	Consolidated Balance Sheets – Years ended 2004 and 2003 (page F-4)

•	Consolidated Statements of Operations – Years ended 2004, 2003 and 2002 (page F-5)

•	Consolidated Statements of Changes in Shareholder’s Equity – Years ended 2004, 2003 and 2002 (page F-6)

•	Consolidated Statements of Cash Flows – Years ended 2004, 2003 and 2002 (page F-7)

•	Notes to Consolidated Financial Statements (page F-8)

B. FBR Asset Investment Corporation Financial Statements (page G-1)

•	Report of Independent Accountants (page G-2)

•	Consolidated Balance Sheets – Years ended 2002 and 2001 (page G-3)

•	Consolidated Statements of Operations – Years ended 2002, 2001 and 2000 (page G-4)

•	Consolidated Statements of Changes in Shareholder’s Equity – Years ended 2002, 2001 and 2000 (page F-5)

•	Consolidated Statements of Cash Flows – Years ended 2002, 2001 and 2000 (page G-6)

•	Notes to Consolidated Financial Statements (page G-7)

2. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

Exhibits

The Exhibits identified with (1)below are on file with the SEC as part of the Registration Statement on Form S-4, as amended, No. 333-10173, and are incorporated herein by reference.

Exhibits identified with (2)below are on file with the SEC as part of our Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference.

Exhibits identified with (3)below are on file with the SEC as part of our 1998 annual Report on Form 10-K and are incorporated herein by reference.

Exhibits identified with (4)below are on file with the SEC as part of our 1999 annual report on Form 10-K and are incorporated by reference.

Exhibits identified with (5)below are on file with SEC as part of our 2003 annual report on Form 10-K and are incorporated herein by reference.

Exhibits identified with (5)below are on file with the SEC as part of our 2001 annual report on Form 10-K and are incorporated by reference.

Exhibit Number	Exhibit Title

2.01(1)	Agreement and Plan of Merger dated as of November 14, 2002, by and among Friedman Billings Ramsey Group, Inc. FBR Asset Investment Corporation and Forest Merger Corporation.

3.01(2)	Registrant’s Articles of Incorporation.

3.02(2)	Registrant’s Bylaws.

4.01(2)	Form of Specimen Certificate for Registrant’s Class A Common Stock.

10.01(3)	Revolving Subordinated Loan Agreement between Friedman, Billings, Ramsey & Co., Inc. and Custodial Trust Company and dated August 4, 1998.

10.02(2)	The 1997 Employee Stock Purchase Plan.

10.03(4)	FBR Stock and Annual Incentive Plan.

10.04(2)	The Non-Employee Director Stock Compensation Plan.

10.05(2)	The Key Employee Incentive Plan

10.06(5)	Agreement between Friedman Billings Ramsey Group, Inc., FBR Capital Management, Inc., Orkney Holdings, Inc., Friedman, Billings, Ramsey Investment Management, Inc. and Chevy Chase Bank, F.S.B.

10.07	Summary of 2004 Compensation of Named Executive Officers (included in Current Report on Form 8-K filed with the SEC on March 1, 2005, which is incorporated by reference.

10.08	Securities Purchase Agreement, dated as of January 10, 2005, by and among Friedman, Billings, Ramsey Group, Inc., FNLC Financial Services, Inc., NLC Financial Services, LLC, Neal S. Henschel, Jeffrey M. Henschel, Benjamin Henschel, Andrew Henschel and Sun Mortgage Partners, L.P.

12.00	Computation of Ratio of Earnings to Fixed Charges.

21.01	List of Subsidiaries of the Registrant.

23.01	Consent of PricewaterhouseCoopers LLP.

23.02	Consent of KPMG LLP.

31.01	Section 302 Certification of Co-Chief Executive Officer.

31.02	Section 302 Certification of Co-Chief Executive Officer.

31.03	Section 302 Certification of Chief Financial Officer.

31.04	Section 906 Certification of Co-Chief Executive Officer.

31.05	Section 906 Certification of Co-Chief Executive Officer.

31.06	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the, thereunto duly authorized.

FRIEDMAN BILLINGS RAMSEY GROUP, INC.

By:	/S/ EMANUEL J. FRIEDMAN
Emanuel J. Friedman
Co-Chief Executive Officer
March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EMANUEL J. FRIEDMAN Emanuel J. Friedman	Co-Chairman, Co-Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ ERIC F. BILLINGS Eric F. Billings	Co-Chairman, Co-Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ KURT R. HARRINGTON Kurt R. Harrington	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ ROBERT J. KIERNAN Robert J. Kiernan	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 16, 2005

/s/ PETER A. GALLAGHER Peter A. Gallagher	Director	March 16, 2005

/s/ STEPHEN D. HARLAN Stephen D. Harlan	Director	March 16, 2005

/s/ RUSSELL C. LINDNER Russell C. Lindner	Director	March 16, 2005

/s/ W. RUSSELL RAMSEY W. Russell Ramsey	Director	March 16, 2005

/s/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	March 16, 2005

/s/ JOHN T. WALL John T. Wall	Director	March 16, 2005

FINANCIAL STATEMENTS OF FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

Index to Friedman, Billings Ramsey Group, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Friedman, Billings, Ramsey Group, Inc.:

We have completed an integrated audit of Friedman, Billings, Ramsey Group, Inc.’s (the “Company”) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Baltimore, Maryland

March 15, 2005

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$231,527	$92,688
Receivables:
Interest	46,324	44,674
Investment banking	10,141	8,464
Asset management fees	7,140	5,517
Affiliates	7,853	4,861
Other	3,422	3,779
Investments:
Mortgage-backed securities, at fair value	11,726,689	10,551,570
Trading securities, at fair value	7,744	4,932
Long-term investments	441,499	379,002
Reverse repurchase agreements	183,375	—
Due from clearing broker	95,247	89,940
Goodwill	108,013	108,013
Management contract intangible	14,404	16,090
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $22,889 and $24,853, respectively	18,733	6,969
Prepaid expenses and other assets	26,177	12,586

Total assets	$12,928,288	$11,329,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$17,176	$9,525
Commercial paper	7,294,949	4,392,965
Repurchase agreements	3,467,569	5,095,676
Securities purchased	144,430	—
Dividends payable	65,870	56,744
Interest payable	5,894	6,188
Accrued compensation and benefits	131,218	100,901
Accounts payable, accrued expenses and other liabilities	94,288	58,558
Long-term debt	128,370	54,189

Total liabilities	11,349,764	9,774,746

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 143,967,205 and 141,021,320 shares issued, respectively	1,440	1,410
Class B Common Stock $0.01 par value, 100,000,000 shares authorized, 24,929,599 and 25,872,099 shares issued and outstanding, respectively	249	259
Additional paid-in capital	1,483,640	1,443,228
Employee stock loan receivable including accrued interest (711,343 and 1,290,198 shares, respectively)	(4,890)	(8,277)
Deferred compensation	(16,863)	(2,203)
Accumulated other comprehensive income (loss), net of taxes	(38,162)	60,505
Retained earnings	153,110	59,417

Total shareholders’ equity	1,578,524	1,554,339

Total liabilities and shareholders’ equity	$12,928,288	$11,329,085

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Investment banking:
Underwriting	$233,019	$117,296	$76,556
Corporate finance	195,279	144,086	58,595
Institutional brokerage:
Principal transactions	20,444	23,965	27,512
Agency commissions	89,650	50,178	35,672
Asset management:
Base management fees	28,307	24,782	28,956
Incentive allocations and fees	10,940	13,959	13,884
Principal investment:
Interest	350,691	168,393	—
Net investment income	101,973	70,619	19,753
Dividends	14,644	4,078	—
Other	7,155	11,169	7,275

Total revenues	1,052,102	628,525	268,203
Interest expense	164,156	68,995	2,073

Revenues, net of interest expense	887,946	559,530	266,130

Non-Interest Expenses:
Compensation and benefits	323,524	226,389	147,072
Professional services	50,467	21,628	17,140
Business development	44,955	21,416	13,449
Clearing and brokerage fees	9,123	7,014	5,353
Occupancy and equipment	14,458	9,585	8,838
Communications	13,959	10,574	8,185
Other operating expenses	22,740	16,919	10,652

Total non-interest expenses	479,226	313,525	210,689

Net income before taxes and extraordinary gain	408,720	246,005	55,441
Income tax provision	59,161	44,591	3,035

Net income before extraordinary gain	349,559	201,414	52,406
Extraordinary gain	—	—	1,413
Income tax provision on extraordinary gain	—	—	536

Net income	$349,559	$201,414	$53,283

Basic earnings per share before extraordinary gain	$2.09	$1.68	$1.14

Diluted earnings per share before extraordinary gain	$2.07	$1.63	$1.08

Basic earnings per share	$2.09	$1.68	$1.16

Diluted earnings per share	$2.07	$1.63	$1.10

Dividends declared per share	$1.53	$1.36	$—

Basic weighted average shares outstanding	167,099,326	119,801,542	46,097,647

Diluted weighted average shares outstanding	168,489,578	123,307,012	48,442,140

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total	Comprehensive Income
Balances, December 31, 2001	22,658,941	$227	26,946,029	$269	$204,805	$(22,706)	$—	$3,226	$(510)	$185,311

Net income	—	—	—	—	—	—	—	—	53,283	53,283	$53,283
Conversion of Class B shares to Class A shares	970,580	9	(970,580)	(9)	—	—	—	—	—	—	—
Issuance of Class A common stock	850,571	9	—	—	5,443	—	—	—	—	4,210	—
Interest on employee stock purchase and loan plan	—	—	—	—	1,476	(1,476)	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $2,766)	—	—	—	—	—	—	—	1,119	—	1,119	1,119

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$54,402

Balances, December 31, 2002	24,480,092	$245	25,975,449	$260	$211,724	$(24,182)	$—	$4,345	$52,773	$245,165

Net Income	—	—	—	—	—	—	—	—	201,414	201,414	$201,414
Repurchase of Class A Shares	(976,600)	(10)	—	—	(8,173)	—	—	—	—	(8,183)	—
Conversion of Class B shares to Class A shares	103,350	1	(103,350)	(1)	—	—	—	—	—	—	—
Issuance of Class A common stock	117,414,478	1,174	—	—	1,238,137	—	(2,203)	—	—	1,237,108	—
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	17,445	—	—	—	17,445	—
Interest on employee stock purchase and loan plan	—	—	—	—	1,540	(1,540)	—	—	—	—	—
Other Comprehensive Income:
Change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $671)	—	—	—	—	—	—	—	55,045	—	55,045	55,045
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	1,115	—	1,115	1,115

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$257,574

Dividends	—	—	—	—	—	—	—	—	(194,770)	(194,770)

Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

Net Income	—	—	—	—	—	—	—	—	349,559	349,559	$349,559
Conversion of Class B shares to Class A shares	942,500	10	(942,500)	(10)	—	—	—	—	—	—	—
Issuance of Class A common stock	2,003,385	20	—	—	40,003	—	(14,660)	—	—	25,363	—
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	3,796	—	—	—	3,796	—
Interest on employee stock purchase and loan plan	—	—	—	—	409	(409)	—	—	—	—	—
Other Comprehensive Income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $1,978)	—	—	—	—	—	—	—	(76,392)	—	(76,392)	(76,392)
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(22,275)	—	(22,275)	(22,275)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$250,892

Dividends	—	—	—	—	—	—	—	—	(255,866)	(255,866)

Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$349,559	$201,414	$53,283
Non-cash items included in earnings—
Incentive allocations and fees and net investment (income) loss from long-term investments	(107,152)	(58,923)	(19,861)
Premium amortization on mortgage-backed securities	78,777	82,189	—
Derivative contracts marked-to-market	(1,910)	(9,679)	—
Depreciation and amortization	5,765	4,655	4,234
Income tax provision-deferred	(6,689)	7,508	2,173
Extraordinary gain	—	—	(1,413)
Other	192	153	542
Changes in operating assets:
Receivables-
Investment banking	(1,677)	(6,373)	1,739
Asset management fees	(1,623)	7,898	(9,890)
Affiliates	(2,992)	3,239	(4,908)
Other	(1,293)	(12,460)	2,596
Due from clearing broker	(5,307)	(46,794)	1,475
Marketable and trading securities	(2,812)	3,366	7,408
Prepaid expenses and other assets	(10,700)	(18,738)	(2,352)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	7,651	(10,407)	6,555
Accounts payable and accrued expenses	56,527	19,910	(4,940)
Accrued compensation and benefits	30,317	57,443	13,480

Net cash provided by operating activities	386,633	224,401	50,121

Cash flows from investing activities:
Purchases of mortgage-backed securities	(7,574,376)	(11,740,200)	—
Proceeds from sales of mortgage-backed securities	2,212,817	2,529,847	—
Receipt of principal payments on mortgage-backed securities	4,212,133	3,230,864	4,731
Purchases of repurchase agreements, net	(183,375)	—	—
Purchases of long-term investments	(208,464)	(95,659)	(90,408)
Proceeds from sales of long-term investments	190,111	56,426	42,768
Purchases of fixed assets	(15,860)	(6,044)	(2,873)
Proceeds from disposals of fixed assets	22	5,114	—
FBR Asset cash acquired	—	11,258	—
Bank loans, net of allowances	—	15,052	(2,593)

Net cash used in investing activities	(1,366,992)	(5,993,342)	(48,375)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	72,500	50,000	—
Repayments of long-term debt	—	(1,940)	(970)
(Repayments of) proceeds from repurchase agreements, net	(1,628,107)	1,046,578	—
Proceeds from commercial paper, net	2,901,984	4,397,993	—
Repayments of short-term borrowings	—	(9,618)	(15,577)
Proceeds from short-term borrowings	—	—	21,352
Dividends paid	(249,731)	(138,026)	—
Proceeds from issuance of common stock	18,756	470,128	5,452
Proceeds from repayment of employee stock loan receivable	3,796	15,905	—
Repurchase of Class A common stock	—	(8,183)	—
Net (decrease) increase in bank deposits	—	(51,215)	31,758

Net cash provided by financing activities	1,119,198	5,771,622	42,015

Net increase in cash and cash equivalents	138,839	2,681	43,761
Cash and cash equivalents, beginning of year	92,688	90,007	46,246

Cash and cash equivalents, end of year	$231,527	$92,688	$90,007

Supplemental Cash Flow Information:
Cash payments for interest	$148,391	$62,806	$2,073
Cash payments for taxes	$64,722	$28,271	$2,300

Note: See Note 2 for supplemental cash flow information, non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

On March 31, 2003, Friedman, Billings, Ramsey Group, Inc., a Virginia Corporation (the Company or FBR Group) merged with FBR Asset Investment Corporation (FBR Asset). The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting (see Note 3). Upon completion of the merger, the parent company, FBR Group, elected Real Estate Investment Trust (REIT) status for U.S. federal income tax purposes. The Company conducts its mortgage-backed securities (MBS) and merchant banking investment business at the parent company REIT level. Also upon completion of the merger, the Company created FBR TRS Holdings, Inc. (FBR TRS Holdings), a taxable REIT subsidiary holding company, under which the Company conducts its investment banking, institutional brokerage and asset management business in taxable REIT subsidiaries.

FBR TRS Holdings, a Virginia corporation, is a holding company of which the principal operating subsidiaries are Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), FBR Investment Services, Inc. (FBRIS), Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM), FBR Fund Advisers, Inc. (FBRFA), Money Management Advisors, Inc. (MMA) and FBR National Trust Company (FBR Bank).

FBR & Co. and FBRIS are registered broker-dealers and members of the National Association of Securities Dealers, Inc. They act as introducing brokers and forward all transactions to clearing brokers on a fully disclosed basis. FBR & Co. and FBRIS do not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBR & Co.’s underwriting and corporate finance activities were concentrated primarily on financial services, real estate, energy and technology companies.

FBRIM is a registered investment adviser that manages and acts as general partner, managing member or manager of various proprietary hedge and private equity funds. FBRIM also manages separate investment accounts. FBRFA is a registered investment adviser that manages The FBR Family of Funds. FBR Bank offers mutual fund servicing and trust services including custody, transfer agency, shareholder servicing, and mutual fund accounting.

In December 2004, FBR formed FNLC Financial Services, Inc., a wholly owned subsidiary of FBR TRS Holdings, to assist in the acquisition of First NLC Financial Services, LLC (see Note 15) and MHC I, a wholly owned subsidiary of FBR Group and qualified REIT subsidiary, to invest in and fund non-conforming mortgage loans. These entities have not conducted any activities other than those incident to their formation and the execution of agreements relating to this acquisition.

Nature of Operations

The Company’s principal business activities, including investing as principal in MBS and merchant banking opportunities, capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments, and venture capital and other asset management services, are all linked to the capital markets.

The Company invests in MBS that, together with the Company’s other real estate-related assets represent qualifying REIT assets under the U.S. federal tax code. The portfolio of residential mortgage-backed assets is managed to provide a high risk-adjusted return on capital. We principally invest in adjustable-rate MBS of varying initial fixed periods in order to maintain a low effective duration. We finance these investments primarily by entering into repurchase agreements with broker dealers and through Georgetown Funding, LLC, an asset-

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

backed commercial paper program that we administer. The Company also invests in merchant banking opportunities, including equity securities, mezzanine debt and senior loans.

The Company constantly evaluates the rates of return that can be achieved in each investment category in which we participate. Since the merger, MBS investments have provided higher relative rates of return than most other investment opportunities we have evaluated. Consequently, the Company has maintained a high allocation of assets and capital in this sector. The Company intends to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy will cause the Company to have different allocations of capital in different environments.

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

Concentration of Risk

A substantial portion of the Company’s investment banking revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2004 and 2003, investment banking revenue accounted for 48.2% and 46.7%, respectively, of the Company’s net revenue and interest income on MBS accounted for 39.5% and 30.1%, respectively.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as variable interest entities where the Company is determined to be the primary beneficiary in accordance with FIN 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (FIN 46R). All significant intercompany accounts and transactions have been eliminated in consolidation. See also Securities and Principal Investments below for a discussion of the investments in entities for which the Company uses the equity and cost methods of accounting. Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current year’s presentation.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2004 and 2003, approximately 89% and 75%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other government securities backed by the U.S. government.

Supplemental Cash Flow Information—Non-cash Transactions

The Company’s merger with FBR Asset was a non-cash transaction in which the Company issued 85,973,312 shares of its Class A common stock valued at $766,022 (see Note 3). There were no other significant non-cash investing and financing activities during the respective years, other than the receipt of shares and warrants in connection with certain capital raising activities. In 2004, 2003 and 2002, securities received in exchange for services provided were $1,524, $3,251 and $4,000, respectively.

Securities and Principal Investments

Mortgage-backed security transactions are recorded as purchases and sales on the date the securities are settled unless the transaction qualifies as a regular-way trade, in which case the transactions are accounted for as purchases or sales on a trade date basis. Any amounts payable or receivable for unsettled trades are recorded as “securities sold” or “securities purchased” in the Company’s balance sheets.

Long-term marketable securities and MBS held in non-broker-dealer entities are classified as either available-for-sale or trading investments pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations.

Investments in proprietary investment funds including hedge, private equity and venture funds, in which FBR is the general partner or has a significant limited partner interest, managing member or manager, and for the period prior to the merger in 2003 as well as 2002 FBR Asset, are accounted for under the equity method and the Company’s proportionate share of income or loss (income allocation) is reflected in net investment income in the statements of operations.

Trading securities owned by the Company’s broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. The resulting realized and unrealized gains and losses are reflected in principal transactions in the statements of operations.

Realized gains and losses on sales of non-mortgage-backed securities are determined using the specific identification method. Realized gains and losses on mortgage-backed securities transactions are determined based on average cost. Declines in the value of available-for-sale investments that are other than temporary are included in net investment income in the statements of operations.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. Similarly, the Company may receive and hold shares of the issuing companies. For restricted warrants and shares including private company warrants and shares the Company carries the securities at fair value based on internal valuation models and estimates made by management. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. The Company values warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an option valuation model. For the years ended December 31, 2004, 2003 and 2002, the Company recognized investment gains of $5,651, $17,208 and $7,769, respectively relating to these shares and warrants. These amounts are included in net investment income.

Fair Value of Financial Instruments

At December 31, 2004 and 2003, the Company’s financial instruments that are carried at fair value include, cash and cash equivalents, investments, receivable from clearing broker, trading account securities sold but not yet purchased, interest rate swaps and Eurodollar futures. The Company’s financial instruments that are carried at amounts which approximate fair value include, reverse repurchase agreements, repurchase agreement borrowings, commercial paper borrowings, short-term loans payable and long-term debt. The fair value amounts for financial instruments are disclosed in each respective footnote.

Intangible Assets

The Company accounts for its intangible assets consisting of goodwill recorded as a result of the merger with FBR Asset (see Note 3), and acquired mutual fund management contracts (see Note 8) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the goodwill recorded as a result of the merger with FBR Asset is not amortized but is tested at least annually for impairment. The values of acquired management contracts are amortized in proportion to their expected economic benefit of 15 years and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value. During the years ended December 31, 2004 and 2003, the Company recorded impairment charges of $388 and $225, respectively, relating to the acquired management contracts that is included in other operating expenses. In both cases the charges were recorded in response to decisions to close specific mutual funds. There was no similar impairment charge during 2002.

Furniture, Equipment, Software and Leasehold Improvements

Furniture, equipment and software are depreciated using the straight-line method over their estimated useful lives of three to fifteen years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful life of three years.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Institutional Brokerage Revenues

Agency commissions consist of commissions earned from executing stock exchange-listed securities and other transactions as an agent and principal transactions consist of sales credits and trading gains or losses. Revenues generated from securities transactions and related commission income and expenses are recorded on a trade date basis.

Asset Management Revenues

The Company records two types of asset management revenue:

(1) Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment funds, mutual funds, and for the period prior to the merger in 2003 as well as 2002 FBR Asset, based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s statements of operations.

(2) The Company also receives incentive income based upon the operating results of the funds, and for the period prior to the merger in 2003 as well as 2002 FBR Asset. Incentive income represents a share of the gains in the investment, and is recorded in incentive allocations and fees in the statements of operations. The Company recognizes incentive income from the funds based on what would be due to the Company if the fund terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocation in future periods. As of December 31, 2004, $2,834 was potentially subject to reversal.

Interest Income on MBS

Interest income from investments in mortgage-backed securities is recognized using the effective interest method, using the expected yield based on the Company’s initial investment and the estimated principal and interest cash flows to be received over the life of the investment. Income includes contractual interest accrued and the amortization or accretion of any premium or discount recorded upon purchase. Changes in expected yields result primarily from changes in actual and estimated prepayments. Changes in the expected yield are recognized over the remaining life of the investment with recognition of a cumulative catch-up at the date of change from the date of original investment.

Equity Method Investments

The Company records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the applicable hedge and private equity funds, and for the period prior to the merger in 2003 as well as 2002 FBR Asset. Income or loss allocations are recorded in net investment income in the Company’s statements of operations. The funds record their investments at fair value with changes in fair value reported in the funds’ earnings at each reporting date. Accordingly, capital accounts at each reporting date include all applicable allocations of the funds’ realized and unrealized gains and losses.

Compensation

A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Pursuant to SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For the years ended December 31, 2004 and 2003, compensation expense related to options granted with exercise prices less than market prices on the date of grant was $191 and $34, respectively. In 2002, the exercise prices of all options granted equaled the market prices on the dates of grant, therefore there was no compensation expense recorded in this year related to option grants. The following presents pro forma net income and earnings per share information assuming the Company had determined compensation cost for options based on their fair values at their respective grant dates. All outstanding options at March 30, 2003 vested as a result of the merger with FBR Asset.

	2004	2003	2002
Net income before extraordinary gain	$349,559	$201,414	$52,406
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	115	20	—
Deduct: Stock-based employee compensation, net of tax effects	2,047	2,859	8,513

Pro forma net income before extraordinary gain	$347,627	$198,575	$43,893

Basic earnings per share before extraordinary gain—as reported	$2.09	$1.68	$1.14
Basic earnings per share before extraordinary gain—pro forma	$2.08	$1.66	$0.95

Diluted earnings per share before extraordinary gain—as reported	$2.07	$1.63	$1.08
Diluted earnings per share before extraordinary gain—pro forma	$2.06	$1.61	$0.91

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2004, 2003, and 2002, respectively: dividend yield of 7.0%, 13.10%, and 0%, expected volatility of 57%, 60%, and 68%, risk-free interest rate of 3.8%, 3.0%, and 4.3%, and an expected life of five years for all grants. The weighted average fair value of options granted during 2004, 2003 and 2002 was $6.47, $3.23, and $4.42, respectively, per share. See Note 13 for detail total stock options outstanding.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity and (2) changes in unrealized gains and losses related to cash flow hedges with changes in fair value recorded through shareholders’ equity to the extent the hedges are effective.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	167,099	167,099	119,802	119,802	46,098	46,098
Stock options (in thousands)	—	1,391	—	3,505	—	2,344

Weighted average common and common equivalent shares outstanding	167,099	168,490	119,802	123,307	46,098	48,442

Net earnings before extraordinary gain applicable to common stock	$349,559	$349,559	$201,414	$201,414	$52,406	$52,406

Earnings before extraordinary gain per common share	$2.09	$2.07	$1.68	$1.63	$1.14	$1.08

Net earnings applicable to common stock	$349,559	$349,559	$201,414	$201,414	$53,283	$53,283

Earnings per common share	$2.09	$2.07	$1.68	$1.63	$1.16	$1.10

As of December 31, 2004 and 2003, respectively, 4,035,976 and 4,731,340 options to purchase shares of common stock were outstanding (both including 711,343 and 1,290,198 shares, respectively, associated with the Employee Stock Purchase and Loan Plan that are treated as options). Not considering the shares related to the Employee Stock Purchase and Loan Plan, as of December 31, 2004 and 2003, respectively, 2,444,854 and 3,381,142 of the total outstanding options were exercisable. For the years ended December 31, 2004, 2003 and 2002, 40,000, none and 2,535,400 of outstanding options were anti-dilutive, respectively. See Note 13 for detail of total stock options outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company believes its most critical policies that are both very important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates include, 1) the effective interest rate method the Company uses to recognize interest income on mortgage-backed securities, 2) valuation of private and restricted public company investments, 3) impairment assessments applied to available for sale and cost method securities, 4) recognition of incentive allocation revenue, 5) accounting for taxes, including REIT compliance related matters and 6) impairment assessments applied to goodwill and other intangible assets. Actual results could differ from those estimates.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). We must adopt SFAS 123R in the third quarter of 2005. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands certain guidance in SFAS 123, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method the Company expects to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. We are currently evaluating the effect of adoption of SFAS 123R, but do not expect adoption to have a material effect on our results of operations and financial condition.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF Issue 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF Issue 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary.

It is expected that the proposed guidance under FSP EITF Issue 03-1a will be finalized during 2005. Adoption of the effective elements of EITF 03-1 did not have a material effect on the Company’s results of operations and financial position. The Company is monitoring the outcome of the EITF’s consideration of the exposure draft FSP EITF Issue 03-1a.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of APB No. 51,” (FIN 46). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable entity to decide whether to consolidate that entity. The FASB then issued FIN 46(R) which replaced FIN 46. Application of FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Adoption of FIN 46(R) did not have a material effect on the Company’s results of operations and financial position.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2002 the Company recorded $20,913 of net investment income in the statements of operations for its proportionate share of FBR Asset’s net income during the period. In addition, in 2002 the Company exercised 415,805 warrants to purchase FBR Asset common shares. Under the provisions of SFAS 141, if the fair value of net assets acquired is greater than an acquiror’s purchase price the difference is recorded as an extraordinary gain. Accordingly, based on the fair value of net assets acquired and the exercise price of the warrants, this transaction resulted in extraordinary gain of $1,413 in 2002.

During 2002 the Company reduced its carrying basis of FBR Asset for declared dividends of $13,027. The Company also recorded, in other comprehensive income, $785 of net unrealized gain on investments, which represented its proportionate share of FBR Asset’s net unrealized gains related to available-for-sale securities and unrealized losses on cash flow hedges for the year ended December 31, 2002. As of December 31, 2002, net unrealized gain or loss related to FBR Asset and included in the Company’s accumulated other comprehensive income was $3,940. The Company’s ownership percentage of FBR Asset was approximately 10% as of December 31, 2002. As of December 31, 2002, FBR Asset’s market value per share was $33.90, which results in the Company’s investment in FBR Asset having a fair value of $88,140.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under this management agreement the Company received a quarterly “base” management fee equal to the sum of (1) 0.20 percent per annum (adjusted to reflect a quarterly period) of the average book value of the mortgage assets of FBR Asset during each calendar quarter and (2) 0.75 percent per annum (adjusted to reflect a quarterly period) of the average book value of the remainder of FBR Asset’s invested assets during each calendar quarter. During the period January 1, 2003 through March 30, 2003, the Company recorded $2,762 in base management fees. During the year ended December 31, 2002, the Company recorded $8,638 in base management fees.

In addition, under the management agreement the Company also was entitled to receive incentive fees based on the performance of FBR Asset during the preceding four quarters, calculated: funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average share outstanding basis), multiplied by 25 percent. The threshold amount was calculated as the weighted average issuance price per share of all shares of FBR Asset, multiplied by a rate equal to the average of the weekly closing rate of the ten-year U.S. Treasury during the previous 52-week period plus five percent per annum. During the period January 1, 2003 through March 30, 2003, the Company recorded $5,617 in incentive fees. During the year ended December 31, 2002, the Company recorded $13,800 in incentive fees.

The Company entered into an agreement in August 2001 with FBR Asset and its registered broker-dealer subsidiary, Pegasus, regarding FBR Asset’s extension of credit to or investment in entities that are or may be the Company’s investment banking clients. During the period January 1, 2003 through March 30, 2003, pursuant to this agreement, the Company paid $353 in fees to FBR Asset in connection with investment banking transactions. During the year ended December 31, 2002, pursuant to this agreement, the Company paid $6,400 in fees to FBR Asset in connection with investment banking transactions.

During 2002, the Company earned $10,930 in fees in its capital markets segment in connection with the Company’s broker dealer subsidiary underwriting follow on public offerings for FBR Asset.

The following further details FBR Asset’s financial position and results of operations along with the Company’s equity interest in FBR Asset during 2002:

2002
Total assets	$5,365,624
Total liabilities	4,613,455
Total equity	752,169
Total revenue	185,963
Total expenses	97,316
Realized gains	28,423
Net income	117,070
FBR’s share of total equity	74,776

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values for the years indicated:

	December 31,
	2004		2003
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate stocks	$5,086	$14,074	$3,754	$9,524
Corporate bonds	2,658	3,102	1,178	1

	$7,744	$17,176	$4,932	$9,525

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. However, these obligations relate primarily to over-allotments associated with the Company’s underwriting activities. As of December 31, 2004 and December 31, 2003, for $13,832 and $8,907 respectively, of securities sold but not yet purchased, the Company maintains an option to purchase additional shares from the issuer at the applicable offering price less the underwriter discount to cover these short positions. Accordingly, these transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

Principal Investments

Mortgage-backed securities and long-term investments consisted of the following for the years indicated:

	December 31, 2004	December 31, 2003
Mortgage-Backed Securities
Agency-Backed mortgage backed securities:
Fannie Mae	$8,120,164	$6,189,457
Freddie Mac	2,673,234	3,530,359
Ginnie Mae	525,236	831,754

	11,318,634	10,551,570
Private-label mortgage-backed securities (1)	408,055	—

Total mortgage-backed securities (2)	11,726,689	10,551,570

Reverse repurchase agreements	183,375	—

Long-term Investments
Merchant Banking:
Marketable equity securities	188,074	178,550
Non-public equity securities	158,478	83,400
Other	1,389	—
Private debt investment	5,000	7,500
Equity method investments	70,434	67,756
Cost method and other investments	11,940	15,195
Investment securities — marked to market	6,184	26,601

Total long-term investments	441,499	379,002

Total principal investments	$12,351,563	$10,930,572

(1)	Private-label mortgage-backed securities held by the Company as of December 31, 2004 were rated AAA by Standard & Poors.
(2)	The Company’s mortgage-backed securities portfolio is comprised of adjustable-rate MBS, most of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the portfolio at December 31, 2004 and 2003 was 3.98% and 4.05%, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-Backed Securities and Long Term Investments

The Company’s available-for-sale securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS 115, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of December 31, 2004 and 2003 were:

	2004
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)	$11,809,091	$3,478	$(85,880)	$11,726,689
Marketable securities	154,639	33,940	(505)	188,074

	$11,963,730	$37,418	$(86,385)	$11,914,763

(1)	The amortized cost of MBS includes unamortized net premium of $192,440 at December 31, 2004.

	2003
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities	$10,590,540	$15,535	$(54,505)	$10,551,570
Marketable securities	82,607	96,323	(380)	178,550

	$10,673,147	$111,858	$(54,885)	$10,730,120

The following table provides further information regarding the duration of unrealized losses as of December 31, 2004:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$8,388,639	$(57,555)	$8,331,084	$1,876,604	$(28,325)	$1,848,279
Marketable equity securities	47,512	(505)	47,007	—	—	—

Total	$8,436,151	$(58,060)	$8,378,091	$1,876,604	$(28,325)	$1,848,279

The unrealized losses on mortgage-backed securities are due to interest rate increases and are not related to credit quality issues. All of the mortgage-backed securities held by the Company with unrealized losses are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company does not deem these investments to be other-than-temporarily impaired because the decline in market value is attributable to interest rate increases and because the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity. Additionally, there is a limited severity in the decline of value and substantially all of the Company’s mortgage-backed securities are adjustable rate Hybrid ARMs. These securities have interest reset dates, a substantial portion of which are within thirty-six months. The Company has also evaluated its portfolio of marketable equity securities for impairment. Based on the limited severity and duration of these losses and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired. During 2004, 2003 and 2002, respectively, the Company recorded $1,108, $0, and $896 of other than temporary losses in the statements of operations relating to marketable equity securities. No such losses have been recorded relating to mortgage-backed securities.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For investments in equity securities carried at cost and other cost method investments, except as noted in the following sentence, the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. The Company recorded a $2,500 impairment loss during the 2004 that is included in net investment income reflecting the Company’s evaluation of the estimated fair value of a private debt investment. This impairment loss was due to circumstances arising during the year that had an adverse effect on the fair value of the security.

During 2004, the Company received $2,319,322 from sales of mortgage-backed securities resulting in gross gains and losses of $6,604 and $(5,110), respectively, and received $162,682 from sales of marketable equity securities resulting in gross gains and losses of $84,900 and $-0-, respectively. Included in MBS sold in 2004 and the related gains and losses are $106,505 of MBS purchased and classified as trading during the year. The Company recognized realized losses of $363 on trading securities. During 2003, the Company received $2,529,847 from sales of mortgage-backed securities with gross gains and losses of $8,822 and $(3,659), respectively, and received $44,864 from sales of marketable equity securities with gross gains and losses of $24,494 and $-0-, respectively. During 2002, the Company received $3,355 from sales of marketable equity securities with gross gains and losses of $34 and $(155), respectively.

As of December 31, 2004, $11,021,928 (fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements, commercial paper borrowings and interest rate swap agreements. In addition, $69,153 of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

Accumulated Other Comprehensive Income

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods.

	Year ended December 31,
	2004	2003	2002
Beginning balance	$60,505	$4,345	$3,226
Net unrealized investment gains (losses) during the period:
Unrealized holding gains, net of taxes	9,890	85,177	102
Reclassification adjustment for realized (gains) losses included in net income, net of taxes	(86,281)	(30,131)	1,017
Net change in fair value related to cash flow hedging activities	(31,913)	4,771	—
Net reclassifications to earnings—cash flow hedging activities	9,637	(3,657)	—

Ending balance	$(38,162)	$60,505	$4,345

Reverse Repurchase Agreements

Through Arlington Funding, LLC (Arlington Funding) a commercial paper conduit managed by the Company (see Note 6), the Company provides warehouse financing to mortgage originators. As of December 31, 2004, the outstanding balance of such financings was $183,375 and the weighted average coupon was 2.81%. The Company funds its advances through commercial paper borrowings.

Equity Method Investments—Investment Funds

The investment funds from which the Company earns management, incentive and investment income are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

FBRIM, through various wholly-owned limited liability corporations, is the general partner, managing member, or manager of various hedge and private equity funds. All of these entities were formed for the purpose of investing in public and private securities, therefore, their assets principally consist of investment securities accounted for at fair value. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a simple majority vote of the unaffiliated limited partners or non-managing members. The Company accounts for its investments in these entities under the equity method of accounting.

In addition, as a significant investor in certain other investment funds, although we do not manage these funds, due to our percentage ownership, we also account for these investments under the equity method. The following table specifies the Company’s investments in such investment funds:

	December 31,
	2004	2003
Hedge funds	$61,320	$59,051
Private equity funds	7,078	7,576
Other	2,036	1,129

	$70,734	$67,756

The following table summarizes certain financial information regarding the Company’s equity method investments. See also Note 3 for additional detail regarding FBR Asset.

	December 31,
	2004	2003	2002
Total assets	$739,862	$577,207	$5,815,400
Total liabilities	34,281	70,152	4,716,827
Total equity	705,581	507,055	1,098,573
FBR’s share of total equity	70,434	67,756	120,673
Total revenue	16,501	11,239	194,497
Total expenses	11,660	11,030	110,503
Realized gains (losses)	58,642	15,347	(19,616)
Unrealized gains (losses)	17,761	103,036	(26,332)
Net income	81,244	118,592	38,046
FBR’s share of net income-net investment income	9,184	20,838	13,212
FBR’s share of net income-incentive allocations and fees	6,270	13,130	13,871

Investment Securities—Marked to Market

Investment securities—marked to market include equity securities and warrants to purchase equity securities that were received in connection with investment banking transactions.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2004	2003
Furniture and equipment	$16,660	$15,382
Software	10,316	9,911
Leasehold improvements	14,646	6,529

	41,622	31,822
Less-Accumulated depreciation and amortization	(22,889)	(24,853)

	$18,733	$6,969

Note 6. Borrowings:

Commercial Paper and Repurchase Agreements

The Company issues commercial paper and enters into repurchase agreements to fund its investments in mortgage-backed securities and warehouse lending. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (Georgetown Funding) and Arlington Funding, LLC (Arlington Funding).

Georgetown Funding, formed in August 2003, is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program and all of Georgetown Funding’s transactions are conducted with FBR. Through the Company’s administration agreement, and repurchase agreements, the Company is the primary beneficiary of Georgetown Funding and consolidates this entity for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s Master Repurchase Agreement with Georgetown Funding enables the Company to finance up to $12,000,000 of mortgage-backed securities.

Arlington Funding, formed in October 2004, is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset backed commercial paper market and providing warehouse financing in the form of reverse repurchase agreements to mortgage originators with which we have a relationship. The Company serves as administrator for Arlington Funding’s commercial paper program and provides collateral as well as guarantees for commercial paper issuances. Through these arrangements the Company is the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5,000,000.

The following table provides information regarding the Company’s outstanding commercial paper and repurchase agreement borrowings as of December 31, 2004 and December 31, 2003.

	December 31, 2004		December 31, 2003
	Commercial Paper	Repurchase Agreements	Commercial Paper	Repurchase Agreements
Outstanding balance	$7,294,949	$3,467,569	$4,392,965	$5,095,676
Weighted-average rate	2.38%	2.34%	1.18%	1.14%
Weighted-average term to maturity	28.3 days	39.8 days	37.3 days	25.6 days

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information regarding the Company’s commercial paper and repurchase agreement borrowings outstanding during the years ended December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003
	Commercial Paper	Repurchase Agreements	Commercial Paper	Repurchase Agreements
Weighted-average outstanding balance during the year ended	$5,079,582	$5,266,549	$1,218,025	$4,200,715
Weighted-average rate during the year ended	1.53%	1.42%	1.18%	1.19%

See also Note 7 for information regarding the effects of interest rate swaps and Eurodollar futures on the Company’s borrowing costs.

Long Term Debt

During 2003 and 2004, the Company through its taxable REIT subsidiary FBR TRS Holdings, issued a total of $122,500 in long-term debentures. The long term debt securities accrue and require payments of interest quarterly at annual rates of three month LIBOR plus 2.50%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years.

As of December 31, 2004 and 2003, the Company had outstanding long-term debt of $5,272 and $4,820, respectively associated with the Company’s acquisition of MMA/ Rushmore. This note is collateralized by the capital stock of FBR Bank and matures on January 2, 2011. Interest on this note is imputed at 9%.

Other

In July 2004, we entered into a $255,000, 364-day senior unsecured credit agreement with various financial institutions. This facility includes a one-year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs, including when deemed appropriate funding FBR Group’s $500,000 subordinated line of credit with FBR & Co. FBR &Co.’s borrowings under this intercompany agreement are allowable for net capital purposes and are used in connection with regulatory capital requirements to support underwriting activities.

Note 7. Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. These instruments include interest rate swap agreements, Eurodollar futures contracts, forward commitments to purchase mortgaged-backed securities and warrants to purchase common stock.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When hedging the variability in interest payments associated with the Company’s borrowing activities, the notional amount of each interest rate swap agreement and Eurodollar futures contract is matched against a like amount of current and/or anticipated borrowings under repurchase agreements or commercial paper with similar interest rate reset dates. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was perfectly effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The Company also used Eurodollar futures contracts during 2004 to economically hedge the fair value of certain mortgage-backed security positions, which were comprised of mortgage-backed securities classified as trading and certain commitments to purchase mortgage-backed securities. The Company did not designate these Eurodollar futures contracts as hedges under SFAS 133. The gains and losses on these derivatives were recorded to net investment income along with the gains and losses on the mortgage-backed security positions (originally designated as trading securities) being hedged. For the year ended December 31, 2004, the Company recorded a net loss of $6,949 on these derivatives. During the same periods, the Company recorded a net gain of $7,352 on the related mortgage-backed security positions (see Note 4 disclosures relating to mortgage-backed securities designated as trading, and discussion of dollar roll forward commitments below for further information regarding this net gain).

The net effect of the Company’s interest rate swap agreements, including hedge ineffectiveness, and Eurodollar futures contracts accounted for as cash flow hedges was to (increase) interest expense by $(3,897) and $(313) for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2004, the notional amount of outstanding Eurodollar futures contracts was $500,000, all maturing in March 2005. The fair value of these futures contracts was $897 at December 31. 2004. There were no such contracts outstanding at December 31, 2003. The following table summarizes the interest rate swaps outstanding at December 31, 2004 and 2003:

Notional Amount	Pay Rate(1)		Receive Rate on December 31, 2004		Receive Rate on December 31, 2003	Termination Date	December 31, 2004 Fair Value	December 31, 2003 Fair Value
$ 50,000	4.97%		n/a		1.16%	July 27, 2004	$—	$(2,009)
2,000,000	1.31	%(1)	n/a		1.16%	October 15, 2004	—	(678)
500,000	1.31%		n/a		1.16%	October 17, 2004	—	(139)
500,000	1.59%		n/a		1.14%	December 18, 2004	—	(1,198)
500,000	1.60%		n/a		1.14%	December 22, 2004	—	(1,206)
500,000	1.41%		n/a	%	1.13%	December 30, 2004	—	(136)
1,000,000	1.68%		2.12%		n/a	July 28, 2005	7,133	n/a

							$7,133	$(5,366)

(1)	Average of two, one billion dollar notional interest rate swaps

All of the Eurodollar futures contracts and interest rate swaps outstanding at December 31, 2004 were accounted for as cash flow hedges. The total gain deferred in accumulated other comprehensive income relating to these derivative financial instruments $7,925 at December 31, 2004. All of these amounts are expected to flow through the Company’s statement of operations over the next twelve months.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward Commitments

As of December 31, 2004, the Company had made forward commitments to purchase $300,000 in Hybrid ARM securities that were classified as derivatives. These commitments to purchase mortgage-backed securities are designated as cash flow hedges of the anticipated purchases, and as of December 31, 2004 were valued at $(155), which was deferred as a loss to accumulated other comprehensive income. Gains and losses on commitments deferred to other comprehensive income are transferred from accumulated other comprehensive income to earnings over the life of the hedged item after settlement of the forward purchase. Any hedge ineffectiveness is recorded to income, accordingly, gains and losses on forward commitments that are net settled in a pair-off transaction are recognized immediately. During the year ended December 31, 2004, the Company recorded losses of $(614) on paired-off commitments. The Company recorded gains of $2,602 on paired-off commitments during the year ended December 31, 2003.

The Company also made commitments to purchase Hybrid ARM securities in dollar roll transactions during 2004. During the year ended December 31, 2004, the Company recorded $7,715 in gains on these dollar roll transactions that is included in net investment income. There were no outstanding dollar roll transactions as of December 31, 2004

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During 2004, 2003 and 2002, the Company recorded net gains of $7,511, $8,134 and $2,534, respectively, related to these securities. As of December 31, 2004, the Company held stock warrants with a fair value of $1,064.

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

$25,200

The acquisition of MMA/ Rushmore was accounted for using the purchase method of accounting under SFAS No. 141, “Business Combinations,” and resulted in the recording of $19,700 of Management Contracts on the balance sheet. These Management Contracts were previously unrecognized intangible assets of MMA. The Management Contracts are being amortized in proportion to economic benefit of 15 years. Accordingly, approximately $1,300 per year will be amortized over the remaining life of this intangible asset. Including

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment charges, amortization expense was $1,686, $1,539 and $1,100 during 2004, 2003 and 2002, respectively. Income related to these management contracts is recognized as earned usually based on invested assets at a stated management fee percentage.

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

During the years ended December 31, 2004 and 2003, the Company recorded $59,161 and $44,591, respectively of income tax expense for income generated that was attributable to taxable REIT subsidiaries, and for all 2003 income generated prior to the merger with FBR Asset. Such entities had book income before income taxes of $147,719 and $116,070, respectively in 2004 and 2003. The taxable REIT subsidiaries have elected to file a consolidated Federal income tax return.

As of December 31, 2001, the Company had a net operating loss (NOL) carryforward that offset future taxable income. As of that date the Company had provided a full valuation allowance against its NOL and other deferred tax assets based upon its ongoing assessment of realizability. The Company’s 2002 operating results

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The provision for income taxes consists of the following for the years ended December 31, 2004 and 2003:

	2004	2003	2002
Federal	$47,619	$37,615	$2,398
State	9,384	6,976	637
Foreign	2,158	—	—

	$59,161	$44,591	$3,035

Current	$65,850	$37,083	$3,628
Deferred	(6,689)	7,508	(593)

	$59,161	$44,591	$3,035

Deferred tax assets and liabilities consisted of the following as of December 31, 2004 and 2003:

	2004	2003
Unrealized investment gains, recorded in accumulated other comprehensive income (loss)	$(1,727)	$(671)
Unrealized investment gains/losses recorded in earnings	(5,494)	(6,554)
Accrued compensation	10,619	3,390
Unrealized investment losses on proprietary investment partnerships	1,586	—
Writedown of investments	1,404	—
Other, net	(190)	1,361

Net deferred tax asset (liability)	$6,198	$(2,474)

The provision (benefit) for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company’s and, for periods subsequent to the merger with FBR Asset, the Company’s taxable REIT subsidiaries, income tax attributable to net income (loss) before extraordinary gain computed at Federal statutory rates to income tax expense (benefit) was:

	December 31,
	2004	2003	2002
Federal income tax at statutory rate	35%	35%	34%
State income taxes, net of Federal benefit	4	4	1
Nondeductible expenses	1	1	2
Other, net	—	(1)	3
Valuation allowance	—	(1)	(35)

Effective income tax rate	40%	38%	5%

Note 10. Regulatory Capital Requirements:

FBR & Co. and FBRIS, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FSA. As of December 31, 2004 and 2003, FBR & Co. had net capital of $89,938 and $64,535 that was $76,557 and $55,085 in excess of its required net capital of $13,381 and $9,450, respectively. As of December 31, 2004 and 2003 FBRIS and FBRIL had net capital in excess of required amounts.

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

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum amounts and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2004, FBR Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004 and 2003, the most recent notification from the OCC categorized FBR Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR Bank’s category.

Note 11. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company invests in adjustable rate agency-backed MBS and equity securities that are primarily traded in United States markets. The Company funds its investments in MBS through repurchase agreement borrowings and commercial paper borrowings. Accordingly, the Company is subject to leverage and interest rate risk. The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2004 and 2003, except for the cash flow hedging activities that are discussed in Note 7, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

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

Market Risk

Market risk is primarily caused by movements in market prices of the Company’s trading and investment account securities and changes in value of the underlying securities of the investment partnerships in which the Company invests. The Company’s trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to manage market risk through monitoring procedures. The Company’s principal transactions are primarily long and short equity and debt transactions.

Positions taken and commitments made by the Company, including those made in connection with venture capital and investment banking activities, have resulted in substantial amounts of exposure to individual issuers

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

General Partnership and Managing Member Interests

As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company’s subsidiaries may be exposed to liabilities that exceed the balance sheet value of the Company’s investment in the relevant vehicles. To limit the Company’s exposure to such excess liabilities the Company has formed limited liability companies, which are wholly owned by the relevant subsidiary, to hold the respective general partner or managing member interest. The hedge funds and other partnerships that we manage through subsidiaries as a general partner or managing member had $44,860 of liabilities as of December 31, 2004, primarily margin debt, not reflected on our balance sheet.

Note 12. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$970	$970	$970	$970	$970	$123,520	$128,370
Minimum rental and other contractual commitments (1)	12,878	9,738	6,764	6,913	7,253	42,419	85,965
Capital commitments (2)	—	—	—	—	—	—	—

Total Contractual Obligations	$13,848	$10,708	$7,734	$7,883	$8,223	$165,939	$214,335

(1)	Equipment and office rent expense for 2004, 2003 and 2002 were $8,394, $5,156 and $5,077, respectively.
(2)	The table above excludes $7,733 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2004, the Company entered into a one-year mortgage loan guarantee agreement with a financial institution (the Agreement) the terms of which require that the Company purchase up to $250,000 of mortgage loans upon an event of default by a mortgage originator under a related short-term repurchase agreement financing transaction with the financial institution. The Agreement is accounted for as a guarantee by the Company under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34,” (FIN 45). Pursuant to FIN 45, the fair value of this guarantee has been recorded on the Company’s balance sheet with a fair value of approximately $1,000. During 2004 and to-date, the Company has not been required to purchase mortgage loans under the Agreement. The Company receives a fee for this guarantee of 0.15% of the aggregate repurchase agreement borrowings.

In addition, as of December 31, 2004, we had made commitments to purchase $300,000 of hybrid ARM securities.

Clearing Broker

FBR & Co. clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between FBR & Co. and the clearing broker, the clearing broker has the right to charge FBR & Co. for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge FBR & Co. has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2004, the Company has recorded no liabilities and during 2004 incurred no significant costs with regard to this right.

Litigation

As of December 31, 2004, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is routinely subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Shareholders’ Equity:

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

Dividends

The company declared the following distributions during the years ended December 31, 2004 and 2003:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2004
December 9, 2004	December 31, 2004	January 28, 2005	$0.39	(1)
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46	(2)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

2003
December 11, 2003	December 31, 2003	January 30, 2004	$0.34
September 10, 2003	September 30, 2003	October 31, 2003	$0.34
June 12, 2003	July 1, 2003	July 31, 2003	$0.34
April 1, 2003	April 15, 2003	April 30, 2003	$0.34

(1)	Includes a special dividend of $0.05 per share.
(2)	Includes a special dividend of $0.12 per share.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Number of Shares	Exercise Prices
Balance as of December 31, 2001	7,981,345	$4.61–$20.00
Granted in 2002	600,500	$5.19–$11.13
Forfeitures in 2002 upon departure of employees	(313,174)	$5.81–$20.00
Exercised in 2002	(600,333)	$5.45–$ 8.63

Balance as of December 31, 2002	7,668,338	$4.50–$20.00
Granted in 2003	80,000	$8.44–$17.28
Forfeitures in 2003 upon departure of employees	(55,919)	$5.39–$20.00
Exercised in 2003	(4,251,277)	$4.50–$20.00

Balance as of December 31, 2003	3,441,142	$4.50–$20.00
Granted in 2004	812,000	$8.44–$26.90
Forfeitures in 2004 upon departure of employees	(24,415)	$20.00–$20.00
Exercised in 2004	(904,094)	$5.48–$20.00

Balance as of December 31, 2004	3,324,633	$4.50–$26.90

All options outstanding at March 30, 2003 vested as a result of the merger with FBR Asset. Options issued subsequently become exercisable ratably over three years and have a term of five years. As of December 31, 2004, 2,444,854 of the total options outstanding were exercisable. As of December 31, 2004 and 2003, the weighted average exercise price was $17.39 and $11.05, respectively, and the remaining weighted average contractual lives of options outstanding were 3.4 years and 5.0 years, respectively.

Restricted Stock

As of December 31, 2004, a total of 1,253,756 shares of restricted Class A common stock had been granted. The unamortized value of restricted stock granted to employees totaled $16,863 and $2,203, as of December 31, 2004 and December 31, 2003, respectively, and is reflected as deferred compensation in stockholders’ equity.

Director Stock Compensation Plan

Under the Director Stock Compensation Plan (the Director Plan), the Company may grant options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees up to 200,000 shares of Class A Common Stock to all non-employee directors as a group. Prior to the merger, the Company had awarded stock options to directors, all of which vested upon the merger. Following the merger, the Board determined to make awards of RSUs instead of options, and approved annual awards of RSUs equal in value to $50 to each director to be made in conjunction with the annual shareholders meeting and, in the fourth quarter of 2004, increased such annual award value to $80. In addition, each of the Chairmen of the Board’s Committees receives one half of his quarterly fees for service as Chairmen in RSUs. These RSUs vest the day before the next annual meeting of shareholders, and are convertible to Class A Common Stock one year following completion of the director’s

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service on the Board. All options, stock and RSUs awarded under the Director Plan are nontransferable other than by will or the laws of descent and distribution. During 2004, 2003 and 2002, the Company granted 21,567 RSUs and 25,665 and 19,000 options, respectively, under the Director Plan.

Employee Stock Purchase Plan

Employees began participating in the 1997 Employee Stock Purchase Plan (the Purchase Plan) on September 1, 1998. Under this Purchase Plan, one million shares of Class A Common Stock were reserved for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 95% and 85% for the first half and for the second half of 2004, respectively, of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Purchase Plan does not result in compensation expense. During 2004, 200,206 shares were issued under the Purchase Plan for $3,746. During 2003, 248,170 shares were issued under the Purchase Plan for $2,369.

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

For accounting purposes, the portion of the employee share purchase financed by the Company (80%) is considered a stock option, and deducted from shareholders’ equity. These shares are deducted from shares outstanding in computing book value and basic earnings per share. Accordingly, as of December 31, 2004 and 2003, $4,890 and $8,277 financed (including accrued interest) by the Company, respectively and the 711,343 and 1,290,198 common shares, respectively related to the financing, are reflected as a receivable in shareholders’ equity. As the employees repay the loans, or the loans are sold, shareholders’ equity and shares outstanding will increase. In addition, the interest earned on the employee loans was added to paid-in-capital and excluded from net income. During the years ended December 31, 2004 and 2003, $754 and $4,383, respectively, of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes, and pledged to the Company as collateral.

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

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. In accordance with this repurchase program, a portion of the stock acquired may be used for the three stock-based compensation plans described previously. Under a previous, but similar share repurchase program, during the three months ended March 31, 2003, the Company repurchased 976,000 shares of its Class A common stock at a cost of $8,200. There were no other share repurchases during 2004 and 2003.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Segment Information:

The Company considers its capital markets, asset management and principal investing operations to be three separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management primarily includes the Company’s fee based asset management operations. The Company’s principal investing segment was initiated subsequent to completing the merger with FBR Asset, and includes the Company’s mortgage-backed security investment activities, and substantially all of the Company’s equity security investing activities. Accordingly, there is no comparable 2002 financial information for this segment. The accounting policies of these segments are the same as those described in Note 2. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The Company’s revenues from foreign operations totaled $28,785, $13,951, and $9,200 for the years ended December 31, 2004, 2003 and 2002, respectively. The following tables illustrate the financial information for the Company’s segments for the years indicated.

	Capital Markets	Asset Management	Principal Investing	Consolidated Totals
2004
Net revenues	$542,668	$45,170	$300,108	$887,946
Compensation and benefits	273,931	22,061	27,532	323,524
Total expenses	401,649	36,587	40,990	479,226
Pre-tax income	141,019	8,583	259,118	408,720
Total assets	342,784	56,371	12,529,133	12,928,288
Total net assets	144,467	22,223	1,411,834	1,578,524

2003
Net revenues	$336,562	$47,100	$175,868	$559,530
Compensation and benefits	188,772	17,986	19,631	226,389
Total expenses	258,863	33,700	20,962	313,525
Pre-tax income	77,698	13,401	154,906	246,005
Total assets	291,904	34,195	11,007,514	11,333,613
Total net assets	162,065	29,786	1,362,488	1,554,339

2002
Net revenues	$204,202	$61,928	—	$266,130
Compensation and benefits	123,857	23,215	—	147,072
Total expenses	168,805	41,884	—	210,689
Pre-tax income before extraordinary gain	35,397	20,044	—	55,441
Extraordinary gain	—	1,413	—	1,413
Pre-tax income after extraordinary gain	35,397	21,457	—	56,854
Total assets	135,067	271,118	—	406,185
Total net assets	71,476	173,689	—	245,165

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Subsequent Event:

On January 11, 2005, the Company announced that it had signed a Definitive Agreement to acquire 100% of the equity interests of First NLC Financial Services, LLC (First NLC), an affiliate of Sun Capital Partners, and a leading non-conforming mortgage originator. Headquartered in Deerfield Beach, Florida, First NLC is a rapidly growing non-conforming mortgage originator currently operating in 38 states. First NLC originates mortgages through both wholesale and retail channels, with a current origination run rate exceeding $4 billion annually. First NLC will become a part of FBR’s principal investment group but will be operated as a wholly owned subsidiary and will continue to be managed by its current executive team. On February 16, 2005 the Company completed the purchase of First NLC for $101,000 in a combination of cash and stock. As a result of the acquisition, the Company acquired approximately $480,000 of non-conforming residential mortgage loans at closing.

Note 16. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2004 and 2003. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods. Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net Income Before Income Taxes	Net Income Before Extraordinary Items	Net Income After Extraordinary Items	Basic Earnings Per Share Before Extraordinary Items	Diluted Earnings Per Share Before Extraordinary Items	Basic Earnings Per Share After Extraordinary Items	Diluted Earnings Per Share After Extraordinary Items
2004
First Quarter	$253,359	$104,529	$89,639	$89,639	$0.54	$0.54	$0.54	$0.54
Second Quarter	212,725	82,089	81,179	81,179	0.49	0.48	0.49	0.48
Third Quarter	287,920	112,478	92,149	92,149	0.55	0.55	0.55	0.55
Fourth Quarter	298,098	109,624	86,592	86,592	0.52	0.51	0.52	0.51

Total Year	$1,052,102	$408,720	$349,559	$349,559	$2.09	$2.07	$2.09	$2.07

2003
First Quarter	$49,539	$8,566	$5,723	$5,723	$0.12	$0.12	$0.12	$0.12
Second Quarter	148,439	64,953	58,772	58,772	0.43	0.43	0.43	0.43
Third Quarter	184,960	71,444	56,961	56,961	0.42	0.41	0.42	0.41
Fourth Quarter	245,587	101,042	79,958	79,958	0.50	0.49	0.50	0.49

Total Year	$628,525	$246,005	$201,414	$201,414	$1.68	$1.63	$1.68	$1.63

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

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance, December 31, 1999	$58,063	$132,930,479	$(15,463,462)	$(12,982,359)	104,542,721
Repurchase of common stock	(19,219)	(25,401,416)	—	—	(25,420,635)
Net income	—	—	8,364,480	—	8,364,480	$8,364,480
Other comprehensive income
Change in unrealized loss on available-for-sale securities	—	—	—	12,233,668	12,233,668	12,233,668
Dividends	—	—	(12,879,650)	—	(12,879,650)	—

Balance, December 31, 2000	38,844	107,529,063	(19,978,632)	(748,691)	86,840,584	$20,598,148

Issuance of common stock	50,300	107,575,383	—		107,625,683
Repurchase of common stock	(4,119)	(8,330,016)			(8,334,135)
Options granted	—	142,500	—		142,500
Net income	—	—	23,065,074	—	23,065,074	$23,065,074
Other comprehensive income
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	17,062,115	17,062,115	17,062,115
Change in unrealized loss on cash flow hedge	—	—	—	(1,159,167)	(1,159,167)	(1,159,167)
Dividends	—	—	(21,377,108)	—	(21,377,108)	—

Balance, December 31, 2001	85,025	206,916,930	(18,290,666)	15,154,257	203,865,546	$38,968,022

Issuance of common stock	176,518	495,012,242	—	—	495,188,760
Net income	—	—	117,069,990	—	117,069,990	$117,069,990
Other comprehensive income
Reclassification adjustment for gains from disposition included in net income	—	—	—	(6,789,432)	(6,789,432)	(6,789,432)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	73,032,314	73,032,314	73,032,314
Change in unrealized loss on cash flow hedges	—	—	—	(16,457,497)	(16,457,497)	(16,457,497)
Dividends	—	—	(113,740,460)	—	(113,740,460)	—

Balance, December 31, 2002	$261,543	$701,929,172	$(14,961,136)	$64,939,642	$752,169,221	$166,855,375

The accompanying notes are an integral part of these consolidated financial statements.

FBR ASSET INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	For the Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$117,069,990	$23,065,074	$8,364,480
Adjustments to reconcile net income to net cash provided by operating activities:
Realized and recognized (gain) loss on mortgage-backed and equity securities, net	(28,423,126)	(3,330,252)	2,866,360
Amortization	—	—	4,717
Premium amortization on mortgage-backed securities	26,981,853	4,779,118	296,626
Compensation expense related to stock option grants	293,092	142,500	—
Changes in operating assets and liabilities:
Dividends, interest and fees receivable	(26,099,903)	(8,428,358)	1,227,197
Due from custodian	—	—	806,093
Prepaid expenses and other	(245,833)	26,797	31,888
Management and incentive fees payable	6,843,054	1,038,731	(158,440)
Accounts payable and accrued expenses	619,858	268,329	107,539
Interest payable	7,653,190	1,333,051	357,619
Income taxes payable	(380,028)	473,403	—
Other	(23,600)	(139,241)	(3,519)

Net cash provided by operating activities	104,288,547	19,229,152	13,900,560

Cash flows from investing activities:
Purchase of mortgage-backed securities	(6,039,012,781)	(1,340,540,932)	(40,917,985)
Investments in equity securities	(80,480,030)	(30,269,000)	(1,801,410)
Investments in notes receivable	(33,137,333)	(12,000,000)	(4,000,000)
Repayment of notes receivable	41,137,333	8,000,000	27,000,000
Proceeds from sale of mortgage-backed securities	780,480,734	96,938,432	101,529,084
Proceeds from sale of equity securities	44,211,458	14,201,575	29,239,857
Receipt of principal payments on mortgage-backed securities	1,350,755,663	158,183,398	23,720,735

Net cash (used in) provided by investing activities	(3,936,044,956)	(1,105,486,527)	134,770,281

Cash flows from financing activities:
Proceeds from (repayments of) repurchase agreements, net	3,430,736,000	971,249,000	(87,818,000)
Proceeds from issuance of common stock	494,895,668	107,625,683	—
Dividends paid	(83,846,904)	(14,463,360)	(12,039,107)
Proceeds from termination of eurodollar futures contracts	391,250	—	—
Repurchase of common stock	—	(8,334,135)	(25,420,635)

Net cash provided by (used in) financing activities	3,842,176,014	1,056,077,188	(125,277,742)

Net increase (decrease) in cash and cash equivalents	10,419,605	(30,180,187)	23,393,099
Cash and cash equivalents, beginning of the period	6,630,379	36,810,566	13,417,467

Cash and cash equivalents, end of the period	$17,049,984	$6,630,379	$36,810,566

Supplemental disclosure:
Cash payments for interest	$59,904,610	$13,279,574	$10,577,511
Cash payments for income tax	$2,868,923	$—	$—

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

As of December 31, 2002, the Company had incurred approximately $2.4 million in costs associated with this proposed merger. These costs are reflected in professional fees and other in the Consolidated Statements of Income for the year ended December 31, 2002. In addition, if the merger is consummated, under the terms of its agreement with Lehman Brothers, FBR Asset has agreed to pay Lehman Brothers a fee equal to 0.30% of the FBR Asset Market Value at the time the merger is consummated, as defined. If the merger was consummated on January 31, 2003 this fee would have been approximately $2.4 million.

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

During 2002, FBR Asset received proceeds of $780.5 million from the sale of mortgage-backed securities. The Company recorded $12.1 million in gross realized gains and $0.3 in gross realized losses related to these sales. For the year ended December 31, 2002 the weighted average coupon rate on mortgage-backed securities was 5.43% and the weighted average effective yield was 4.63%. The weighted average life of the mortgage-backed securities based on assumptions used to determine fair value was 2.35 years at December 31, 2002.

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

Derivative Financial Instruments at December 31, 2002:

Interest Rate Swaps

Current Notional Amount	Average Fixed Rate	Three-month LIBOR Rate	Termination Date	Fair Value
$3,000,000,000	2.149%(1)	1.768%(1)	July 21, 2003(1)	$(14,587,307)
50,000,000	4.970%	1.830%	July 27, 2004	(3,420,607)

$3,050,000,000				$(18,007,914)

(1)	Average of three, one billion dollar notional swaps

Derivative Financial Instruments at December 31, 2001:

Current Notional Amount	Average Fixed Rate	Three-month LIBOR Rate	Termination Date	Fair Value
$50,000,000	4.970%	2.280%	July 27, 2004	$(1,159,167)

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

Dividends and Share Repurchases

The Company has declared the following dividends.

Year	Per Share
2002	$5.30
2001	$3.30
2000	$2.95

The Company has repurchased the following shares of its common stock.

Year	Shares	Cost	Average price per share
2002	—	$—	$—
2001	411,900	$8,334,135	$20.23
2000	1,921,909	$25,420,635	$13.23

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

On March 22, 2022, FBR Management notified Fixed Income Discount Advisory Company (“FIDAC”) that it had determined to terminate the sub-advisory agreement with FIDAC based on FBR Management’s determination, after consultation with the Company’s Board of Directors, that it would be in the best interests of the Company and its shareholders to terminate the sub-advisory agreement in light of the increased size of the Company’s equity capital and mortgage-backed securities portfolio. The sub-advisory agreement ended in accordance with its terms on April 30, 2002. Concurrently with the end of the sub-advisory agreement, FBR Asset and FBR Management reduced the management fee that the Company will be required to pay from 0.25% to 0.20% per annum of the average book value of the Company’s mortgage assets during each calendar quarter.

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

FBR Management is also entitled to receive incentive compensation based on the performance of the Company. FBR Management is entitled to an incentive fee calculated based upon the preceding four quarters. FBR Management is entitled to an incentive fee calculated as: Funds from operations, plus net realized gains or losses from asset sales, less the threshold amount (all computed on a weighted average outstanding share basis), multiplied by 25 percent. The threshold amount is calculated as the weighted average issuance price per share of all shares of the Company, which was $25.59 at December 31, 2002, multiplied by a rate equal to the average of the weekly closing rate of the ten-year US Treasury note during the previous 52-week period plus five percent per annum. The Company recorded $13.8 million in incentive fees during the year ended December 31, 2002 and $1.7 million for the year ending December 31, 2001.

Fees

The Company and its registered broker-dealer subsidiary, Pegasus entered into an agreement in August 2001 with FBR regarding the Company’s extension of credit to or investment in entities that are or may be FBR investment banking clients. In circumstances where FBR determines that a commitment by the Company to make a loan to or investment in an entity (each an “investment opportunity”) would facilitate a possible investment banking transaction, FBR presents the investment opportunity to the Company. The Investment Committee of the Company, which is comprised of Richard J. Hendrix, the Company’s President and Chief Operating Officer and Enc F. Billings, the Company’s Chairman and Chief Executive Officer, reviews the investment opportunity and decides whether or not to recommend a commitment by the Company to make a loan or an investment based on its investment criteria. Mr. Billings is also an executive officer of FBR Group, FBR Management and FBR and Mr. Hendrix is also a Managing Director of FBR and FBR Management. The approval of the Contracts Committee of the Company’s Board of Directors (comprised of the Company’s three independent directors), which requires the affirmative vote of at least two of the Company’s independent directors, is required before any investment or loan is made in or to a client or proposed client of FBR. If the Company decides to make a loan or investment commitment to an entity, the commitment is not contingent on FBR being engaged to provide investment banking services by the entity. If, however, FBR is engaged to provide investment banking services to the entity, Pegasus is provided the opportunity to act as financial adviser to FBR in connection with structuring the transaction and, in return for its services, it will receive 10% of the net cash investment banking fees received by FBR as a result of the engagement. The payments Pegasus receives from FBR will generally be taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders.

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