Form 10-Q
period 2005-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2005-05-10
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	146,671,897 shares as of May 3, 2005
Class B Common Stock	24,929,599 shares as of May 3, 2005

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$164,435	$231,527
Receivables:
Interest	49,845	46,324
Asset management fees	8,260	7,140
Investment banking	9,114	10,141
Affiliates	7,178	7,853
Due from servicer	7,410	—
Other	10,099	3,422
Investments:
Mortgage-backed securities, at fair value	11,591,405	11,726,689
Trading securities, at fair value	7,761	7,744
Long-term investments	430,355	441,499
Reverse repurchase agreements	228,244	183,375
Mortgage loans, net	827,102	—
Due from clearing broker	102,651	95,247
Goodwill	160,525	108,013
Intangible assets, net	30,199	14,404
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $25,045 and $22,889, respectively	30,446	18,733
Prepaid expenses and other assets	33,138	26,177

Total assets	$13,698,167	$12,928,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$38,643	$17,176
Commercial paper	6,913,801	7,294,949
Repurchase agreements	4,949,038	3,467,569
Securities purchased	—	144,430
Dividends payable	58,339	65,870
Interest payable	11,223	5,894
Accrued compensation and benefits	48,025	131,218
Accounts payable and accrued expenses	67,636	94,288
Long-term debt	152,601	128,370

Total liabilities	12,239,306	11,349,764

Commitments and Contingencies (Note 10)	—	—
Shareholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 146,662,647 and 143,967,205 shares issued and outstanding, respectively	1,467	1,440
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 24,929,599 shares issued and outstanding	249	249
Additional paid-in capital	1,533,858	1,483,640
Employee stock loan receivable (711,343 shares)	(4,947)	(4,890)
Deferred compensation	(21,489)	(16,863)
Accumulated other comprehensive loss, net	(170,432)	(38,162)
Retained earnings	120,155	153,110

Total shareholders’ equity	1,458,861	1,578,524

Total liabilities and shareholders’ equity	$13,698,167	$12,928,288

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Investment banking:
Capital raising	$86,813	$89,793
Advisory	1,138	1,318
Institutional brokerage:
Principal transactions	5,627	6,019
Agency commissions	22,157	29,137
Asset management:
Base management fees	8,468	6,535
Incentive allocations and fees	(375)	2,665
Principal investment:
Interest	108,388	88,995
Net investment (loss)/income	(377)	26,609
Dividends	3,440	972
Other	2,496	1,316

Total revenues	237,775	253,359
Interest expense	74,822	32,647

Revenues, net of interest expense	162,953	220,712

Non-Interest Expenses:
Compensation and benefits	75,799	74,889
Business development	15,438	16,538
Professional services	13,650	10,164
Clearing and brokerage fees	2,032	2,773
Occupancy and equipment	5,724	2,904
Communications	4,032	2,942
Other operating expenses	16,294	5,973

Total non-interest expenses	132,969	116,183

Net income before taxes	29,984	104,529
Income tax provision	5,572	14,890

Net income	$24,412	$89,639

Basic earnings per share	$0.15	$0.54

Diluted earnings per share	$0.14	$0.54

Dividends declared per share	$0.34	$0.34

Weighted average shares outstanding:
Basic	168,320	165,107

Diluted	169,444	167,307

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings	Total	Compre- hensive Income (loss)
Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

Net Income									349,559	349,559	$349,559
Conversion of Class B shares to Class A shares	942,500	10	(942,500)	(10)
Issuance of Class A common shares	2,003,385	20			40,003		(14,660)			25,363
Repayment of employee stock purchase and loan plan receivable						3,796				3,796
Interest on employee stock purchase and loan plan					409	(409)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $1,978)								(76,392)		(76,392)	(76,392)
Net change in unrealized gain (loss) on cash flow hedges								(22,275)		(22,275)	(22,275)

Comprehensive income											$250,892

Dividends									(255,866)	(255,866)

Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

Net Income									24,412	24,412	$24,412
Issuance of Class A common shares	2,695,442	27			50,161		(4,626)			45,562
Interest on employee stock purchase and loan plan					57	(57)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $156)								(129,831)		(129,831)	(129,831)
Net change in unrealized gain (loss) on cash flow hedges								(2,439)		(2,439)	(2,439)

Comprehensive loss											$(107,858)

Dividends									(57,367)	(57,367)

Balances, March 31, 2005	146,662,647	$1,467	24,929,599	$249	$1,533,858	$(4,947)	$(21,489)	$(170,432)	$120,155	$1,458,861

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$24,412	$89,639
Non-cash items included in earnings:
Incentive allocations and fees and net investment income from long-term investments	4,493	(28,115)
Premium amortization on mortgage-backed securities	14,578	16,585
Derivative contracts marked-to-market	(1,065)	(455)
Depreciation and amortization	2,411	1,685
Other	882	(1,387)
Changes in operating assets:
Receivables:
Investment banking	1,028	(667)
Asset management fees	(1,120)	(504)
Affiliates	731	2,205
Due from servicer	(6,578)	—
Other	(6,233)	(1,801)
Due from clearing broker	(7,404)	(36,290)
Marketable and trading securities	(17)	173
Originations of mortgage loans held for sale, net of fees	(556,080)	—
Sale and principal repayments of loans held for sale	237,169	—
Prepaid expenses and other assets	1,778	(4,642)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	21,467	35,659
Accounts payable and accrued expenses	(43,344)	30,222
Accrued compensation and benefits	(65,908)	(31,184)

Net cash (used in)/provided by operating activities	(378,800)	71,123

Cash flows from investment activities:
Purchases of mortgage-backed securities	(1,536,432)	(1,274,397)
Receipt of principal payments on mortgage-backed securities	877,734	731,723
Proceeds from sales of mortgage-backed securities	542,508	250,774
Purchases of reverse repurchase agreements, net	(44,869)	—
Receipt of principal repayments from loans held for investment	20	—
Purchases of long-term investments	(38,832)	(15,000)
Proceeds from sales of long-term investments	7,962	16,225
Purchase of First NLC Financial Services, LLC, net of cash	(64,986)	—
Purchases of fixed assets	(7,997)	(2,401)
Proceeds from disposals of fixed assets	—	22

Net cash used in investing activities	(264,892)	(293,054)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25,000	10,000
Repayments of long-term debt	(970)	—
Proceeds from/(repayments of) repurchase agreements, net	998,305	(46,851)
(Repayments of)/proceeds from issuances of commercial paper, net	(381,148)	338,042
Dividends paid	(64,822)	(56,744)
Proceeds from issuance of common stock	235	11,423
Proceeds from repayments of employee stock loan receivable	—	2,608

Net cash provided by financing activities	576,600	258,478

Net (decrease) increase in cash and cash equivalents	(67,092)	36,547
Cash and cash equivalents, beginning of period	231,527	92,688

Cash and cash equivalents, end of period	$164,435	$129,235

Supplemental Cash Flow Information:
Cash payments for interest	$71,021	$19,771
Cash payments for taxes	$16,844	$19,553

Note: A portion of the Company’s acquisition of First NLC Financial Services, LLC was a non-cash transaction see Note 2.

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (“FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

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

2.	First NLC Financial Services, LLC Acquisition:

On February 16, 2005, the Company completed the acquisition of First NLC Financial Services, LLC (First NLC), a non-conforming residential mortgage loan originator located in Boca Raton, Florida for $100,877 in a combination of cash and stock. First NLC currently operates in 40 states and originates loans through both wholesale and retail channels. First NLC is part of the Company’s principal investing group but operates as a wholly owned subsidiary. The Company expects that the acquisition of First NLC will assist in expanding and adding flexibility to the Company’s mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions.

The Company accounted for the acquisition of First NLC in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” using the purchase method of accounting. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The $100,877 purchase price included cash of $74,399, issuance of 1,270,548 shares of FBR Class A common stock at a price of $19.22 per share for a total of $24,420, and estimated direct acquisition costs of $2,058. A summary of the fair values of the net assets acquired is as follows:

Cash	$11,471
Interest receivable	1,107
Loans held for sale, net	508,443
Intangible asset	16,500
Other assets	10,029
Warehouse finance facilities	(483,164)
Other liabilities	(16,021)
Goodwill	52,512

Total purchase price, including acquisition costs	$100,877

Identified intangible assets represent the fair value of First NLC’s broker relationships. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” this intangible asset will be amortized over an estimated useful life of ten years based on the economic depletion of this asset. The expected pre-tax amortization expense for the years ended December 31, 2005, 2006, 2007, 2008, and 2009, are estimated to be $2,911, $2,764, $2,304, $1,925, and $1,612, respectively. The total amount of goodwill represents the purchase price of First NLC in excess of the fair value of the net assets acquired. Under SFAS No. 142, goodwill is not amortized. Instead, this asset is required to be tested at least annually for impairment. Both the identified broker relationship intangible asset and the goodwill are deductible for tax purposes.

As a result of the acquisition of First NLC the Company adopted the following accounting policies:

Mortgage Loans

Mortgage loans originated by First NLC are classified as held for sale and are carried at the lower of cost or market value. When there is a definitive agreement to transfer loans to MHC I, Inc., (MHC I) a wholly owned qualified REIT subsidiary of the Company, the loans are reclassified as held for investment and are transferred to MHC I at the lower of cost or market value on the transfer date. Loans classified as held for investment are reported at amortized cost. Market value is determined by current investor yield commitments and/or requirements on the aggregate basis, or in the absence of such, current investor commitments and/or requirements for loans of similar terms and credit quality.

The cost basis of mortgage loans includes premiums paid on loans purchased and direct loan origination costs, net of loan fees collected from borrowers, on loans originated by the Company. The cost basis of loans transferred from held for sale to held for investment includes market value adjustments, if any, to record such transfers as the lower of cost or market value.

The Company maintains an allowance for loan losses on loans held for investment. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based upon, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current and expected future economic conditions.

Specific allowance for loan losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Interest Income on Loans

Interest income on loans is recorded as earned to the extent that such amounts are expected to be collected. Interest on loans from borrowers not expected to be able to service its debt and interest on loans that are contractually past due more than 90 days is charged-off, or an allowance is established based upon management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is adequate, in which case the loan is returned to accrual status.

Gain on Sale of Loans, Net

Gain on sale of loans is the difference between the sale proceeds and the net carrying amount of the loans. Gain on sale of loans is recognized when the Company transfers ownership of the loan to the purchaser and the funds are collected, at which time, the loans are sold and the sale transaction is closed. Loan sales are on a servicing-released basis. The Company reduces its gain on sale of loans to record liabilities (1) associated with loans sold which may be required to be repurchased due to breaches of representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan and (2) for premium recapture in instances where the sold loan is paid in full by the borrower during the first year subsequent to the sale date.

Transfers of financial assets (mortgage loans) are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the loan has been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loan, and (3) the Company does not maintain effective control over the transferred loan through either (a) an agreement that both entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return the specific loan.

The following presents unaudited pro forma consolidated results for the three months ended March 31, 2005 and 2004, as though the acquisition had occurred as of January 1, 2004.

	Three Months Ended March 31,
	2005	2004
Gross revenues, as reported	$237,775	$253,359
Revenues, net of interest expense, as reported	162,953	220,721
Net earnings, as reported	24,412	89,639
Gross revenues, pro forma	250,533	278,196
Revenues, net of interest expense, pro forma	173,009	243,803
Net earnings, pro forma	23,153	97,242
Earnings per common share:
Basic, as reported	$0.15	$0.54

Diluted, as reported	$0.14	$0.54

Basic, pro forma	0.14	$0.59

Diluted, pro forma	0.14	$0.58

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

3.	Stock Compensation:

The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Pursuant to SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense is recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option. For certain option grants made during 2004, the exercise prices of options granted was below the market prices on the dates of grants. The following pro forma financial information reflects the application of SFAS 123’s fair value approach to recording stock compensation.

	Three Months Ended March 31,
	2005	2004
Net income before extraordinary gain	$24,412	$89,639
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	31	27
Deduct: Stock-based employee compensation, net of tax effects	351	85

Pro forma net income	$24,092	$89,581

Basic earnings per share—as reported	$0.15	$0.54

Basic earnings per share—pro forma	$0.14	$0.54

Diluted earnings per share—as reported	$0.14	$0.54

Diluted earnings per share—pro forma	$0.14	$0.54

4.	Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate stocks	$3,888	$37,437	$5,086	$14,074
Corporate bonds	3,873	1,206	2,658	3,102

	$7,761	$38,643	$7,744	$17,176

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. However, these obligations relate primarily to over-allotments associated with the Company’s underwriting activities. As of March 31, 2005 and December 31, 2004, $37,277 and $13,832, respectively, of the securities sold but not yet purchased balance, the Company maintains an option to purchase additional shares from the issuer at the applicable offering price less the underwriter discount to cover these short positions. Accordingly, these transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Principal Investments

Mortgage-related and long-term investments consisted of the following for the periods indicated:

	March 31, 2005	December 31, 2004
Mortgage-Related Investments:
Agency-Backed mortgage backed securities:
Fannie Mae	$8,214,334	$8,120,164
Freddie Mac	2,368,736	2,673,234
Ginnie Mae	467,911	525,236

	11,050,981	11,318,634
Private-label mortgage-backed securities (1)	540,424	408,055

Total mortgage-backed securities (2)	11,591,405	11,726,689

Mortgage Loans:
Loans held for sale, net	399,323	—
Loans held for investment, net	427,779	—

Total mortgage loans	827,102	—

Reverse repurchase agreements	228,244	183,375

Total mortgage-related investments	12,646,751	11,910,064

Long-term Investments
Merchant Banking:
Marketable equity securities	223,298	188,074
Non-public equity securities	118,744	158,478
Other	947	1,389
Private debt investment	5,000	5,000
Proprietary fund investments	60,776	70,434
Other investments	21,590	18,124

Total long-term investments	430,355	441,499

Total mortgage-related and long-term investments	$13,077,106	$12,351,563

(1)	Private-label mortgage-backed securities held by the Company as of March 31, 2005 and December 31, 2004 were rated AAA by Standard & Poors.

(2)	The Company’s mortgage-backed securities portfolio is comprised of adjustable-rate MBS, most of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the portfolio at March 31, 2005 and December 31, 2004 was 4.01% and 3.98%, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Mortgage-Backed Securities and Long Term Investments

The Company’s available-for-sale securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of March 31, 2005 and 2004 were:

	March 31, 2005
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)	$11,765,545	$415	$(174,555)	$11,591,405
Marketable securities	228,666	6,757	(12,125)	223,298

	$11,994,211	$7,172	$(186,680)	$11,814,703

(1)	The amortized cost of MBS includes unamortized net premium of $184,470 at March 31, 2005.

	December 31, 2004
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities	$11,809,091	$3,478	$(85,880)	$11,726,689
Marketable securities	154,639	33,940	(505)	188,074

	$11,963,730	$37,418	$(86,385)	$11,914,763

The following table provides further information regarding the duration of unrealized losses as of March 31, 2005:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost/Cost Basis	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$7,980,436	$(112,146)	$7,868,290	$3,665,306	$(62,409)	$3,602,897
Marketable equity securities	122,060	(12,125)	109,935	—	—	—

Total	$8,102,496	$(124,271)	$7,978,225	$3,665,306	$(62,409)	$3,602,897

The unrealized losses on mortgage-backed securities are due to interest rate increases and are not related to credit quality issues. All of the mortgage-backed securities held by the Company with unrealized losses are either guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae or are rated AAA by Standard & Poors. The Company does not deem these investments to be other-than-temporarily impaired because the decline in market value is attributable to interest rate increases and because the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity. Additionally, there is a limited severity in the decline of value and substantially all of the Company’s mortgage-backed securities are adjustable rate Hybrid ARMs. These securities have interest reset dates, a substantial portion of which are within thirty-six months.

During the three months ended March 31, 2005, the Company received $542,508 from sales of mortgage-backed securities resulting in gross gains and losses of $497 and $(1,224), respectively, and received $202 from sales of marketable equity securities resulting in gross gains and losses of $52 and $-0-, respectively. Included in MBS sold and the related gains and losses are $228,138 of MBS purchased and classified as trading during the first quarter of 2005. The Company recognized realized losses of $476 on trading securities. During the three

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

months ended March 31, 2004, the Company received $134,237 from sales of mortgage-backed securities with gross gains and losses of $169 and $(666), respectively, and received $16,225 from sales of marketable equity securities with gross gains and losses of $13,090 and $-0-, respectively.

As of March 31, 2005, $11,269,618 (fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements, commercial paper borrowings and interest rate swap agreements. In addition, $45,798 of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

Mortgage Loans

Through First NLC and MHC I, the Company invests in non-conforming mortgage loans. Non-conforming mortgage loans include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac or Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds underwriting guidelines. Mortgage loans, net was comprised of the following as of March 31, 2005:

	Held for Sale	Held for Investment
Principal balance	$395,251	$416,153
Net deferred origination costs	4,072	11,626

Mortgage loans, net (1)	$399,323	$427,779

(1)	Includes purchase price adjustments to record the loans at fair value related to the acquisition of First NLC of $897 and $5,871 for mortgage loans held for sale and mortgage loans held for investment, respectively.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of March 31, 2005, approximately 38.5%, 16.3% and 10.0% of the properties were located in California, Florida and Illinois, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

Mortgage loans more than 90 days past due totaled $1,425 as of March 31, 2005. The Company maintains an allowance for credit losses on mortgage loans held for investment. As of March 31, 2005, no such allowance was deemed necessary since the portfolio was recorded at fair value at the time of the acquisition of First NLC on February 16, 2005 and no additional losses have been incurred since that time.

Through March 31, 2005, the Company has financed its mortgage portfolio through repurchase agreements, which are described in Note 5. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of March 31, 2005.

During the three months ended March 31, 2005, the Company sold $247,811 of mortgage loans resulting in a $3,482 gain, which was recorded to net investment income.

Reverse Repurchase Agreements

Through Arlington Funding, LLC (Arlington Funding) a commercial paper conduit managed by the Company (see Note 5), the Company provides warehouse financing to mortgage originators. As of March 31, 2005, the outstanding balance of such financings was $228,244 and the weighted average coupon was 3.25%. The Company funds its advances through commercial paper borrowings.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

5.	Borrowings:

Commercial Paper and Repurchase Agreements

The Company issues commercial paper and enters into repurchase agreements to fund its investments in mortgage-backed securities and warehouse lending. The Company also has financing facilities that are structured as repurchase agreements to fund its portfolio of mortgage loans. These arrangements are discussed separately below. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (Georgetown Funding) and Arlington Funding, LLC (Arlington Funding).

Georgetown Funding, formed in August 2003, is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by mortgage-backed securities and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program and all of Georgetown Funding’s transactions are conducted with FBR. Through the Company’s administration agreement, and repurchase agreements, the Company is the primary beneficiary of Georgetown Funding and consolidates this entity for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s Master Repurchase Agreement with Georgetown Funding enables the Company to finance up to $12,000,000 of mortgage-backed securities.

Arlington Funding, formed in October 2004, is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgages and providing warehouse financing in the form of reverse repurchase agreements to the Company and its affiliates and to mortgage originators with which we have a relationship. The Company serves as administrator for Arlington Funding’s commercial paper program and provides collateral as well as guarantees for commercial paper issuances. As part of those guarantees, the Company has pledged $8,928 in cash to collateralize its obligation. Through these arrangements the Company is the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5,000,000.

The following table provides information regarding the Company’s outstanding commercial paper and repurchase agreement borrowings as of March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004
	Commercial Paper	Repurchase Agreements	Commercial Paper	Repurchase Agreements
Outstanding balance	$6,913,801	$4,134,646	$7,294,949	$3,467,569
Weighted-average rate	2.82%	2.82%	2.38%	2.34%
Weighted-average term to maturity	25.5 days	34.6 days	28.3 days	39.8 days

The following table provides information regarding the Company’s commercial paper and repurchase agreement borrowings outstanding during the periods ended March 31, 2005 and 2004.

	March 31, 2005		March 31, 2004
	Commercial Paper	Repurchase Agreements	Commercial Paper	Repurchase Agreements
Weighted-average outstanding balance during the period ended	$7,322,133	$3,871,327	$5,101,126	$4,538,260
Weighted-average rate during the period ended	2.59%	2.56%	1.16%	1.14%

See also Note 6 for information regarding the effects of interest rate swaps and Eurodollar futures on the Company’s borrowing costs.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Mortgage Loan Financing Facilities

As of March 31, 2005, the Company had repurchase agreements with five financial institutions to finance its portfolio of mortgage loans. Subsequent to March 31, 2005, two of those agreements were paid-off and terminated. The interest rates on the remaining repurchase agreements reset daily and are based on one-month LIBOR plus a spread of 0.60% to 1.50%. The Company is able to finance up to $1,250,000 of mortgage loans through these repurchase agreements. The Company also has the ability to finance an additional $1,000,000 of mortgage loans through the Arlington Funding commercial paper conduit. As of March 31, 2005, a total of $814,392 was outstanding under such repurchase agreements with a weighted average financing rate of 3.64%.

The remaining repurchase agreements that have not been terminated either expire within one year or may be terminated at the option of the Company or the counterparty at any time. The Company may not finance mortgage loans through its repurchase agreements for more than 180 days. Prior to the end of the applicable maximum financing periods, the Company plans to finance such mortgage loans that have not been repaid or sold by issuing asset-backed securities collateralized by the mortgage loans in a financing transaction.

Long Term Debt

In March 2005, the Company issued $25,000 of long term debentures through TRS Holdings. The long term debt accrues and requires payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25%. The principal portion of the debt is due March 30, 2035. However, the Company may redeem the securities in whole at any time or in part from time to time at a redemption amount equal to the principal amount thereof plus accrued interest subsequent to March 30, 2010.

6.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. These instruments include interest rate swaps, Eurodollar futures contracts, borrower interest rate lock agreements, commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

Interest Rate Swaps and Eurodollar Futures Contracts

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its repurchase agreement and commercial paper borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities. The counterparties to the interest rate swap agreements and Eurodollar futures contracts are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three month LIBOR forward rates.

When hedging the variability in interest payments associated with the Company’s borrowing activities, the notional amount of each interest rate swap agreement and Eurodollar futures contract is matched against a like amount of current and/or anticipated borrowings under repurchase agreements or commercial paper. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The Company also uses Eurodollar futures contracts to economically hedge the fair value of certain mortgage-backed security positions, which are comprised of mortgage-backed securities classified as trading and commitments to purchase such mortgage-backed securities. The Company does not designate these Eurodollar futures contracts as hedges under SFAS 133. The gains and losses on these derivatives are recorded to net investment income along with the gains and losses on the mortgage-backed security positions being hedged. For the three months ended March 31, 2005, the Company recorded a net gain of $653 on these derivatives. During the same period, the Company recorded a net loss of $476 on the related mortgage-backed security positions. As of March 31, 2005, there were no such Eurodollar futures contracts outstanding.

The net effect of the Company’s hedging of the variability in interest payments was to decrease interest expense by $3,021 for the three months ended March 31, 2005. These hedging activities increased interest expense by $3,631 during the same period in 2004. The total gain deferred in accumulated other comprehensive income relating to these derivatives was $5,698 at March 31, 2005. All of these amounts are expected to flow through the Company’s statement of operations over the next twelve months. The Company held the following interest rate swaps at March 31, 2005 and December 31, 2004.

Notional Amount	Pay Rate(1)	Receive Rate on March 31, 2005	Receive Rate on December 31, 2004	Termination Date	March 31, 2005 Fair Value	December 31, 2004 Fair Value
1,000,000	1.68%	2.71%	2.12%	July 28, 2005	6,650	7,133

The notional amount of Eurodollar futures contracts accounted for as cash flow hedges totaled $500 million as of December 31, 2004. The fair value of these contracts, which matured in March 2005, was $897 as of December 31, 2004. There were no such Eurodollar futures contracts outstanding at March 31, 2005.

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. Interest rate locks related to the origination of loans held for sale and commitments to purchase and sell mortgage loans are accounted for as derivatives under SFAS 133. Gains and losses on these derivatives were not material during the three months ended March 31, 2005. Outstanding interest rate locks totaled $281,230 as of March 31, 2005, while outstanding commitments to purchase mortgage loans totaled $1,083,348. The fair value of these outstanding commitments were not material. There were no outstanding sales commitments at March 31, 2005. The Company had no commitments to originate, purchase or sell loans prior to its acquisition of First NLC.

As of March 31, 2005, the Company had made forward commitments to purchase $105,000 in Hybrid ARM securities. These commitments to purchase mortgage-backed securities are designated as cash flow hedges of the anticipated purchases, and as of March 31, 2005 were valued at $(572), which was deferred as a loss to accumulated other comprehensive income. Gains and losses on commitments deferred to other comprehensive income are transferred from accumulated other comprehensive income to earnings over the life of the hedged item after settlement of the forward purchase or immediately to earnings when the commitment is net settled in a pair-off transaction. There were no paired-off transactions during the three months ended March 31, 2005, The Company recorded gains of $150 on paired-off commitments during the three months ended March 31, 2004.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During the three months ended March 31, 2005 and 2004, the Company recorded a net loss of $(901) and a net gain of $5,845, respectively, related to these instruments. As of March 31, 2005, the Company held stock warrants with a fair value of $1,552.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

7.	Income Taxes:

The parent company, FBR Group has elected REIT status under the Internal Revenue Code. As a REIT, FBR Group is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group intends to distribute 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income.

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

During the three months ended March 31, 2005, the Company recorded $5,572 of income tax expense for income attributable to taxable REIT subsidiaries. The Company’s effective tax rate at its taxable REIT subsidiaries was 87% for the three months ended March 31, 2005. During the three months ended March 31, 2004, the Company recorded $14,890 of income tax expense for the period attributable to taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2004 income was 39%. The increase in the effective tax rate in 2005 is due to the non-deductible nature of the $7,500 accrued during the period relating to the Company’s proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation (see Note 15). Otherwise, the 2005 effective tax rate would be comparable to 2004.

8.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.) and FBR Investment Services, Inc. (FBRIS), are registered with the SEC and are members of the NASD. Additionally, Friedman, Billings, Ramsey International Ltd. (FBRIL) is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2005, FBR & Co. had net capital of $86,553 that was $80,464 in excess of its required net capital of $6,089. As of March 31, 2005, FBRIS and FBRIL had net capital in excess of required amounts.

9.	Earnings Per Share:

The following table presents the computations of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	168,320	168,320	165,107	165,107
Stock options and restricted stock	—	1,124	—	2,200

Weighted average common and common equivalent shares outstanding	168,320	169,444	165,107	167,307

Net earnings applicable to common stock	$24,412	$24,412	$89,639	$89,639

Earnings per common share	$0.15	$0.14	$0.54	$0.54

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

As of March 31, 2005 and 2004, respectively, 4,022,726 and 3,724,952 options to purchase shares of common stock were outstanding (both including shares of 711,343 and 885,959, respectively, associated with the Employee Stock Purchase and Loan Plan that are treated as options). Not considering the shares related to the Employee Stock Purchase and Loan Plan, as of March 31, 2005 and 2004, 2,451,048 and 2,708,993, respectively, of the total outstanding options were exercisable and 2,647,800 and –0-, respectively, were anti-dilutive. In addition, the 1,666,643 restricted common shares granted to employees (see Note 11) are also in the calculation of weighted average common equivalent diluted shares outstanding for the three months ended March 31, 2005.

10.	Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short and long-term debt, non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next six years. The following table sets forth these contractual obligations by fiscal year:

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$—	$970	$970	$970	$970	$148,721	$152,601
Minimum rental and other contractual commitments	11,062	16,432	11,103	10,158	9,587	45,258	103,600
Capital commitments (1)	—	—	—	—	—	—	—

Total Contractual Obligations	$11,062	$17,402	$12,073	$11,128	$10,557	$193,979	$256,201

(1)	The table above excludes $7,219 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot determine when, if ever, the commitments will be called.

As of March 31, 2005, the Company had made forward commitments to purchase approximately $105,000 in hybrid ARM securities. In addition, interest rate lock agreements with mortgage borrowers and commitments to purchase mortgage loans totaled $281,230 and $1,083,348, respectively, as of March 31, 2005.

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received on the sale of loans in the event that the loans are paid in full by the borrowers during the first year subsequent to the sale date. Generally, the gross contingent liability declines by one-twelfth each month over the 12 month period the contingency exists subsequent to the sale date. The Company maintains a liability reserve for its repurchase and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows during the three months ended March 31, 2005 (the Company did not maintain a reserve for repurchase and premium recapture obligations prior to the acquisition of First NLC):

	Reserve for Repurchases	Reserve for Premium Recapture	Total Reserve
Balance at acquisition of First NLC	$6,214	$646	$6,860
Provision	318	213	531
Charge-offs	(1,459)	(236)	(1,695)

Balance, at March 31, 2005	$5,073	$623	$5,696

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The Company’s exposure to repurchase and premium recapture obligations relates primarily to mortgage loans sold over the last three months, including loan sales by First NLC prior to its acquisition by the Company, which totaled $664,129. The total premium received by First NLC on mortgage loan sales over the last 12 months totaled $110,455. As noted above, the Company’s exposure to premium recapture generally declines by one-twelfth each month after the sale date.

Litigation

As of March 31, 2005, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

The Company’s business (through its recently acquired subsidiary First NLC and affiliated entities) includes the origination, acquisition, pooling, securitization and sale of non-conforming residential mortgage loans. Consequently, the Company is subject to additional federal and state laws in this area of operation, including laws relating to lending, consumer protection, privacy and unfair trade practices. Although the Company is not currently involved in any legal proceedings incidental to these operations, it may become so in the future in the normal course of business.

See also Note 15 for information regarding Regulatory Charges and Related Matters.

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of March 31, 2005, $2,007 was subject to such potential future reversal.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

11.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the three months ended March 31, 2005 and year ended December 31, 2004:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2005
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

2004
December 9, 2004	December 31, 2004	January 28, 2005	$0.39(1)
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46(2)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

(1)	Includes a special dividend of $0.05 per share.

(2)	Includes a special dividend of $0.12 per share.

Restricted Stock

During the first quarter of 2005, the Company granted 500,151 shares of restricted Class A common stock to employees in lieu of cash payments for incentive compensation accrued during 2004, and 908,060 additional shares of restricted Class A common stock under the Company’s Stock and Annual Incentive Plans, including 239,323 shares issued in connection with the acquisition of First NLC. As of March 31, 2005, a total of 1,666,643 shares of restricted Class A common stock with an unamortized value of $21,489 is included in deferred compensation in stockholders’ equity.

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the shares of stock purchased under the plan. As of March 31, 2005 and December 31, 2004, the balance outstanding on these loans was $4,947 and $4,890, respectively. During the three months ended March 31, 2005 and 2004, $154 and $211, respectively, of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

12.	Segment Information:

The Company considers its capital markets, asset management, and principal investing operations to be three separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management includes the Company’s fee based asset management operations as well as certain investments that are incidental to asset management activities. The Company’s principal investing segment includes mortgage related investment activities, and substantially all of the Company’s equity security investing activities. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. There are no significant revenue transactions between the segments. The following table illustrates the financial information for the Company’s segments for the periods presented:

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Capital Markets	Asset Management	Principal Investing	Consolidated Totals
Three Months Ended March 31, 2005
Net revenues	$117,784	$9,602	$35,567	$162,953
Pre-tax income	10,654	849	18,481	29,984
Three Months Ended March 31, 2004
Net revenues	$126,577	$11,291	$82,844	$220,712
Pre-tax income	28,407	2,315	73,807	104,529

13.	Management Contract Intangible:

The Company’s 2001 acquisition of MMA/Rushmore was accounted for using the purchase method of accounting under SFAS 141, and resulted in the recording of $19,700 of management contracts on the balance sheet. These management contracts were previously unrecognized intangible assets of MMA. This intangible asset is being amortized on a straight-line basis over 15 years. As of March 31, 2005, $5,611 of amortization has been recorded resulting in a net value of $14,089. Approximately $1,300 per year will be amortized over the remaining life of this intangible asset.

14.	Accounting Developments:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands certain guidance in SFAS 123, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method the Company expects to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. In April 2005, FASB amended the effective date of SFAS 123R to be effective for annual periods that begin after June 15, 2005. We are currently evaluating the effect of adoption of SFAS 123R, but do not expect adoption to have a material effect on our results of operations and financial condition.

15.	Subsequent Event:

Regulatory Charges and Related Matters

On April 26, 2005, the Company announced that its broker-dealer subsidiary, FBR & Co. proposed settlement to the staffs of the SEC and the NASD’s Department of Market Regulation to resolve ongoing, previously disclosed investigations by the SEC and NASD staffs. The proposed settlement concerns insider trading, violations of antifraud provisions of the federal securities laws and applicable NASD rules and other charges concerning the Company’s trading in a company account and the offering of a private investment in public equity on behalf of a public company in October 2001.

In the settlement offers, without admitting or denying any wrongdoing, FBR & Co. proposed to pay $3,500 to the SEC and $4,000 to the NASD and consent to injunctions, censure and additional undertakings to improve its administrative and compliance procedures.

The proposed settlement is subject to review and approval by the SEC and the NASD, respectively, which may accept, reject or impose further conditions or other modifications to some or all of the terms of the proposed settlements. There are no assurances regarding the SEC’s and NASD’s consideration or determination of any offer of settlement, and no settlement is final unless and until approved by the SEC or NASD, as applicable. The Company has recorded a $7,500 charge, in March 2005, with respect to the proposed settlements with the SEC and NASD.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the Company) should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 2005 and December 31, 2004, and the Notes thereto and the Company’s 2004 Annual Report on Form 10-K.

Business Environment

Our revenues consist primarily of underwriting revenue and corporate finance fees in investment banking; agency commissions and principal transactions in institutional brokerage; base management fees and incentive allocations and fees in asset management; and net interest income, net investment income, including realized gains from merchant banking investments and mortgage loans, equity method earnings, and dividend income in principal investing.

The majority of our principal investing is in mortgage-backed securities (MBS), but we also invest in merchant banking opportunities, including equity securities, mezzanine debt and senior loans, including non-real estate related assets, subject to maintaining our REIT status. As a result of our acquisition of First NLC in February 2005, we have begun to diversify our portfolio of mortgage related investments by holding in our portfolio a portion of the non-conforming residential mortgage loans that First NLC originates. We also plan to purchase non-conforming mortgage loans from other originators to add to our portfolio.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Historically, our MBS investments have provided us with higher risk adjusted rates of return than most other investment opportunities we have evaluated. Although increases in short-term rates over the past three quarters have reduced the rate of return on our MBS investments, we have continued to maintain a high allocation of our assets and capital in this sector. There is no assurance that our past experience will be indicative of future results and that MBS investments will continue to provide higher rates of return. Consequently, we continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted returns available. This strategy will cause us to have different allocations of capital in different environments.

Our investment banking (capital raising, merger and acquisition, restructuring, and advisory services), institutional brokerage and asset management revenues are linked to the capital market business activities. In addition, our business activities are focused in the financial services, real estate, technology, healthcare, energy, and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, revenues can be subject to significant volatility from period to period.

Our investment banking and asset management revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the sectors on which we focus. For example, a significant portion of the performance-based or incentive revenues that we recognize from our venture capital, private equity, and other asset management activities is based on the value of securities held by the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. Although when market conditions permit, we may take steps to realize or lock-in gains on these securities, these securities are often illiquid, and therefore such steps may not be possible, and the value of these securities is subject to increased market risk. Similarly, investment banking activities and our market share are subject to significant market risk.

In order to compete in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability, and alignment with our long-term

Business Environment—(Continued)

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

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net income decreased from $89.6 million during the first quarter of 2004 to $24.4 million during the first quarter of 2005. This decrease is primarily due to decreased net interest income in our principal investing activities as a result of increased borrowing costs and decreased realized gains in 2005 as compared to 2004. In addition, the Company recognized $7.5 million in expenses in the first quarter of 2005 related to proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation relating to charges concerning the Company’s trading in a company account and the offering of a private investment in public equity on behalf of a public company in 2001. In addition, during the first quarter 2005, the Company completed the acquisition of First NLC Financial Services, LLC (First NLC) a non-conforming mortgage originator (see below). First quarter 2005 results reflect higher compensation, including certain non-recurring compensation payments related to the acquisition of First NLC, and occupancy and equipment charges due to the increase in employees as a result of the acquisition. Our 2005 net income also includes $5.6 million of income tax expenses as compared to $14.9 million of income tax expenses being recorded in the first quarter of 2004.

On February 16, 2005, the Company completed the acquisition of First NLC, a non-conforming residential mortgage loan originator located in Boca Raton, Florida for $100.9 million in a combination of cash and stock. First NLC currently operates in 40 states and originates loans through both wholesale and retail channels. First NLC is part of the Company’s principal investing group but operates as a wholly owned subsidiary. The Company expects that the acquisition of First NLC will assist in expanding and adding flexibility to the Company’s mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions.

The Company accounted for the acquisition of First NLC in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” using the purchase method of accounting. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

The $100.9 million purchase price included cash of $74.4 million, issuance of 1,270,548 shares of FBR Class A common stock at a price of $19.22 per share for a total of $24.4 million, and estimated direct acquisition costs of $2.1 million.

The Company’s net revenues decreased 26.2% from $220.7 million in 2004 to $163.0 million in 2005 due to the following changes in revenues and interest expense:

Capital raising revenue decreased 3.3% from $89.8 million in 2004 to $86.8 million in 2005. The decrease is attributable to fewer managed transactions completed in 2005 as compared to 2004. During the first quarter of 2005, the Company managed 15 public equity offerings raising $3.3 billion. During the first quarter of 2004, the Company managed 20 public equity/debt offerings raising $3.6 million. The average size of underwritten equity/debt transactions for which we were a lead or co-manager increased from $179.5 million in 2004 to $220.8 million in 2005. The company also managed five asset-backed security offerings during the first quarter of 2005 totaling $3.8 billion in transaction volume. In addition, the Company completed two private placements in 2005 generating $40.6 million in revenues compared to three in 2004 generating $27.0 million.

Results of Operations—(Continued)

Advisory revenue decreased 13.7% from $1.3 million in 2004 to $1.1 million in 2005 due primarily to decreased revenues per advisory assignment.

Institutional brokerage revenue from principal transactions decreased 6.5% from $6.0 million in 2004 to $5.6 million in 2005 as a result of decreases in both trading gains and trading volume. Institutional brokerage agency commissions decreased 24% from $29.1 million in 2004 to $22.2 million in 2005 as a result of decreases in trading volume.

Asset management base management fees increased 29.6% from $6.5 million in 2004 to $8.5 million in 2005. The increase is primarily attributable to the increase in productive assets under management from $2.2 billion in 2004 to $2.9 billion in 2005. Asset management incentive allocations and fees decreased 114.1% from $2.7 million in 2004 to $(0.4) million in 2005 primarily as a result of fund performance during the period and the reversal of incentive allocations from certain investment partnerships.

Revenues from our principal investment activities, net of related interest expense, totaled $39.0 million for the first quarter of 2005 compared to $84.9 million for the first quarter of 2004. The primary source of principal investment revenues is interest income from investments in mortgage-backed securities and mortgage loans, offset by interest expense from repurchase agreements and commercial paper. The following table summarizes the components of this net interest income (dollars in thousands).

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$11,522,625	$98,660	3.42%	$10,486,208	$86,811	3.31%
Mortgage loans	350,440	6,529	7.45%	—	—	0.00%
Reverse repurchase agreements	390,536	2,992	3.06%	—	—	0.00%

	$12,263,601	108,181	3.53%	$10,486,208	86,811	3.31%

Other (1)		207			2,144

		108,388			88,995

Repurchase agreements	$3,871,327	(24,794)	(2.56)%	$5,101,126	(14,955)	(1.16)%
Commercial paper	7,322,133	(47,470)	(2.59)%	4,538,260	(13,055)	(1.14)%
Mortgage financing credit facilities	351,551	(3,247)	(3.69)%	—	—
Derivative contracts (2)		3,021			(3,631)

	$11,545,011	(72,490)	(2.51)%	$9,639,386	(31,641)	(1.30)%

Net interest income /spread		$35,898	1.02%		$57,354	2.01%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets. Other interest income in the first quarter of 2004 also includes $2.1 million of income related to bridge financing arrangements.

(2)	Includes the effect of interest rate swap agreements and Eurodollar futures contracts accounted for as cash flow hedges, including hedge ineffectiveness.

As shown in the table above, net interest income decreased by $21.5 million from first quarter 2004 to first quarter 2005 due to an increase in interest expense. This increase was due to seven increases in the federal funds rate over the last three quarters. The increase in interest expense was partially offset by increases in the average balance of interest earning assets and a decrease in premium amortization expense from $16.6 million in the first

Results of Operations—(Continued)

quarter of 2004 to $14.6 million in the first quarter of 2005. The average premium on the Company’s MBS portfolio was 1.66% during the first quarter of 2005 and the average one month CPR was 21.8%. During the first quarter of 2004, the average premium was 1.99% and the average one month CPR was 25.1%.

In addition to net interest income, the Company recorded $3.4 million in dividend income from its merchant banking equity investment portfolio for first quarter 2005, compared to $0.9 million during the first quarter 2004. The increase in dividend income was primarily due to an increase in such distributions. The Company incurred a $0.4 million loss in net investment income during the three months ended March 31, 2005, compared to a gain of $26.6 million for the same period in 2004. The following table summarizes the components of net investment income (dollars in thousands).

	Three Months Ended March 31,
	2005	2004
Realized gains on sale of loans and available for sale investments, net	$3,283	$13,216
(Loss) income from equity method investments	(3,245)	4,991
(Losses) gains on investment securities—marked-to-market, net	(592)	8,402
Other, net	177	—

	$(377)	$26,609

Income (loss) from equity method investments reflects the Company’s equity in earnings from investments in proprietary investment partnerships and other managed investments. Gains and losses on investment securities—marked-to-market relate to securities received in connection with capital raising activities. Other net investment income includes gains and losses from mortgage-backed securities classified as trading and derivatives not designated as hedges under SFAS No. 133. See Notes 4 and 6 to the financial statements for further information on these other gains and losses, as well as gains and losses on sale of mortgage loans and available-for-sale investments.

Other interest expense, primarily relating to long term debt issued through FBR TRS Holdings, increased from $1.0 million in 2004 to $2.3 million in 2005 due to increased long term borrowing of $87.5 million since March of 2004.

Total non-interest expenses increased 14.4% from $116.2 million in 2004 to $133.0 million in 2005 due primarily to increases in employees and the acquisition of First NLC. In addition, the Company recognized an expense of $7.5 million based on the estimated settlements with the SEC and the NASD’s Department of Market Regulation.

Compensation and benefits expense increased 1.2% from $74.9 million in 2004 to $75.8 million in 2005. This increase was primarily due to an increase in employees due to the acquisition of First NLC. As a percentage of net revenues, compensation and benefits expense increased from 33.9% in 2004 to 46.5% in 2005 due to the effects of the acquisition of First NLC and the decrease in net revenues noted above.

Business development expenses decreased 6.7% from $16.5 million in 2004 to $15.4 million in 2005. This decrease is primarily due to a decrease in costs associated with the Company’s sponsorship of the PGA Tour’s FBR Open and related advertising of $1.6 million.

Professional services increased 34.3% from $10.2 million in 2004 to $13.7 million in 2005 primarily due to increases in accounting and consultants fees related to completion of Sarbanes-Oxley compliance performed in the first quarter and legal costs associated with the investigations by the SEC and NASD as discussed above.

Clearing and brokerage fees decreased 26.7% from $2.8 million in 2004 to $2.0 million in 2005 due to decreased institutional brokerage volume and related revenue. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased by 0.6% from 7.9% in 2004 to 7.3% in 2005.

Results of Operations—(Continued)

Occupancy and equipment expense increased 97.1% from $2.9 million in 2004 to $5.7 million in 2005 primarily due to the investments made in the expanding of office space at the Arlington, New York, and Boston offices and upgrade of technology to accommodate the increase in headcount during 2004, as well as the increase in the Company’s headcount related to the acquisition of First NLC at March 31, 2005 as compared to March 31, 2004. Total employees as of March 31, 2005 were 2,123, including 1,346 First NLC employees, compared to 549 employees as of March 31, 2004.

Communications expense increased 37.1% from $2.9 million in 2004 to $4.0 million in 2005 primarily due to increased costs related to market data and customer trading services and the acquisition of First NLC.

Other operating expenses increased 172.8% from $6.0 million in 2004 to $16.3 million in 2005. This change reflects $7.5 million relating to the proposed settlements with the SEC and the NASD’s Department of Market Regulation as discussed above, costs related to First NLC’s operations of $1.9 million, and increased 12b-1 fees of $0.3 million.

The total income tax provision decreased from $14.9 million in 2004 to $5.6 million in 2005 due to decreased taxable income in 2005 as compared to 2004. The Company’s effective tax rate at its taxable REIT subsidiaries was 87% for the three months ended March 31, 2005 due to the non-deductible nature of the $7.5 million accrued during the period relating to the Company’s proposed settlements with the SEC and the NASD’s Department of Market Regulation. Otherwise, the 2005 effective tax rate would be comparable to 2004.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer and banking subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of repurchase agreement and commercial paper borrowings, principal and interest payments on mortgage loans and mortgage-backed securities, dividends on equity securities, proceeds from sales of investments, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under lines of credit, and future issuances of common stock, preferred stock, or debt.

Sources of Funding

We believe that our existing cash balances, cash flows from operations, borrowing capacity and execution of our financing strategies should be sufficient to meet our investment objectives. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that our investments could be sold, in most circumstances, to provide cash.

In July 2004, we entered into a $255 million, 364-day senior unsecured credit agreement with various financial institutions. This facility includes a one-year term-out option. The facility is available for general

Liquidity and Capital Resources—(Continued)

corporate purposes, working capital and other potential short-term liquidity needs, including when deemed appropriate funding FBR Group’s $500 million subordinated line of credit with FBR & Co. FBR & Co.’s borrowings under this intercompany agreement are allowable for net capital purposes and are used in connection with regulatory capital requirements to support underwriting activities.

As of March 31, 2005, the Company’s indebtedness totaled $12.2 billion, which resulted in a leverage ratio of 8.4 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding and Arlington Funding and long-term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings. Such long-term debt issuances have totaled $147.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of March 31, 2005, we had $152.6 million of long-term debt.

Georgetown Funding is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by mortgage-backed securities and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program, and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement, and repurchase agreements we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $12 billion of mortgage-backed securities.

In October 2004, we formed Arlington Funding, a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgage loans and providing warehouse financing in the form of reverse repurchase agreements to us and our affiliates, and with mortgage originators with which we have a relationship. We serve as administrator for Arlington Funding’s commercial paper program and provide collateral as well as guarantees for commercial paper issuances. Through these arrangements we are the primary beneficiary of Arlington Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5 billion.

The following table provides additional information regarding the Company’s indebtedness (dollars in millions).

As of March 31, 2005
Long-term debt	$152.6
Mortgage loan financing facilities	$814.4
Commercial paper and repurchase agreements borrowings:
Outstanding balance	$11,048
Weighted-average rate	2.82%
Weighted-average effective rate (1)	2.68%
Weighted-average term to maturity	28.9 days
Weighted-average effective reset date (1)	37.7 days

(1)	Effective rate and reset date considers the effect of interest rate swaps and Eurodollar futures contracts, which effectively convert these short-term borrowings into longer-term funding.

Liquidity and Capital Resources—(Continued)

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of March 31, 2005, liquid assets consisted primarily of cash and cash equivalents of $164.4 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $11.6 billion in MBS, $827.1 million in non-conforming loans, $430.4 million in long-term investments, $7.8 million in liquid marketable trading securities, and a receivable due from our clearing broker of $102.7 million at March 31, 2005. As of March 31, 2005, we had commitments to purchase $105.0 million of mortgage-backed securities and $1,083.4 million of non-conforming mortgage loans.

As of March 31, 2005, our mortgage-backed securities portfolio was comprised primarily of agency-backed ARM and Hybrid ARM securities. Excluding principal receivable, which totaled $54.4 million, the total par value of the portfolio was $11,526.7 million and the market value was $11,537.0 million. As of March 31, 2005, the weighted average coupon of the portfolio was 4.01%. Our non-conforming mortgage loan portfolio is also comprised mostly of Hybrid ARMS. As of March 31, 2005, the principal balance of the mortgage loan portfolio was $811.4 million and the weighted average coupon was 7.44%. The actual yield of the MBS and the mortgage portfolio is affected by the price paid to acquire the securities. We normally acquire MBS and mortgages at a price greater than the par value (i.e., a premium) resulting in the yield being less than the stated coupon. At March 31, 2005, the MBS portfolio had a net premium of $184.5 million (1.60% of the unpaid principal balance or par value) and the mortgage portfolio had a net premium of $15.7 million (1.93%), including deferred net origination costs and purchase price adjustments associated with the acquisition of First NLC. Based on the amount of the premium and our estimates of future prepayments, the weighted average yield of the mortgage-backed securities portfolio was 3.49% as of March 31, 2005. Management’s estimate of prepayments, which was equivalent to a lifetime CPR of approximately 22%, is based on historical performance and estimates of future performance, including historical CPRs, interest rates and characteristics of the mortgage-backed securities portfolio, including Hybrid ARM type, age, and the weighted average coupon of the loans underlying the securities assessed in relation to current market data.

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

Liquidity and Capital Resources—(Continued)

The following table provides additional detail regarding the Company’s merchant banking investments as of March 31, 2005 (dollars in thousands).

	Shares	Cost Basis	Fair Value
Merchant Banking Investments
Aames Investment Corporation(1),(2)	5,000,000	$39,525	$41,000
Cmet Finance Holdings, Inc.(1),(2)	65,000	6,150	6,150
ECC Capital Corp.(1),(2)	3,940,110	25,000	23,641
Fieldstone Investment Corporation(1),(2)	3,588,329	49,734	52,102
Government Properties Trust	210,000	2,100	2,092
JER Investors Trust(1),(2)	377,350	5,264	5,264
KKR Financial Corp.(1),(2)	2,500,000	23,250	23,250
Medical Properties Trust, Inc.(1),(2)	1,795,571	16,180	16,180
New Century Financial Corporation(1),(2)	636,885	35,050	29,819
New York Mortgage Trust, Inc.	200,000	1,760	2,044
People’s Choice Financial Corporation(1),(2)	3,500,000	32,900	32,900
Provident Senior Living Trust(1),(2)	1,792,115	25,000	25,000
Quanta Capital Holdings Ltd.	2,870,620	26,697	22,908
Saxon Capital, Inc.	1,830,000	33,213	31,476
Specialty Underwriters Alliance, Inc.(1),(2)	1,242,410	10,977	11,082
Tower Group, Inc.(1),(2)	500,000	4,250	6,670
Vintage Wine Trust, Inc.(1),(2)	1,075,65	10,000	10,000
Private debt investment	—	5,000	5,000
Other	—	1,702	1,411

Total Merchant Banking Investments		$353,752	$347,989

(1)	As of March 31, 2005, the Company is restricted from selling its shares based on the terms of its purchase.

(2)	As of March 31, 2005, these shares are not registered for public trading.

Net unrealized gains and losses related to our MBS and merchant banking investments that are included in “accumulated other comprehensive loss” in our balance sheet totaled $(174.4) million and $(5.4) million, respectively, as of March 31, 2005. If we liquidate these securities or determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

Regulatory Capital

FBR & Co. and FBR Investment Services, Inc. (FBRIS), as U.S. broker-dealers, are registered with the SEC and are members of NASD. Additionally, Friedman, Billings, Ramsey International, Ltd. (FBRIL), our U.K. broker-dealer, is registered with the Securities and Futures Authority (SFA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and SFA, respectively. As of March 31, 2005, FBR & Co. had regulatory net capital as defined of $86.6 million which exceeded its required net capital of $6.1 million by $80.5 million, FBRIS and FBRIL had regulatory net capital as defined in excess of the amounts required.

FBR National Trust (FBR Bank) is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and

Liquidity and Capital Resources—(Continued)

possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the financial statements of FBR Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBR Bank’s assets, liabilities, and certain off-balance sheet items are calculated under regulatory accounting practices. FBR Bank’s capital levels and classification are also subject to qualitative judgments by the regulators with regard to components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2005, FBR Bank meets all capital adequacy requirements to which it is subject. As of March 31, 2005 the most recent notification from the Office of the Comptroller of Currency (OCC) categorized FBR Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBR Bank must maintain minimum tangible core and risk-based ratios. There are no conditions or events since that notification that management believes have changed FBR Bank’s well-capitalized status.

Dividends

The Company declared the following distributions during the three months ended March 31, 2005 and year ended December 31, 2004:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2005
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

2004
December 9, 2004	December 31, 2004	January 28, 2005	$0.39(1)
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46(2)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

(1)	Includes a special dividend of $0.05 per share.

(2)	Includes a special dividend of $0.12 per share.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$—	$970	$970	$970	$970	$148,721	$152,601
Minimum rental and other contractual commitments	11,062	16,432	11,103	10,158	9,587	45,258	103,600
Capital commitments (1)	—	—	—	—	—	—	—

Total Contractual Obligations	$11,062	$17,402	$12,073	$11,128	$10,557	$193,979	$256,201

(1)	The table above excludes $7.2 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot determine when, if ever, the commitments will be called.

Liquidity and Capital Resources—(Continued)

As of March 31, 2005, the Company had made forward commitments to purchase approximately $105 million in hybrid ARM securities. In addition, interest rate lock agreements with mortgage borrowers and commitments to purchase mortgage loans totaled $281 million and $1.1 billion, respectively, as of March 31, 2005.

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

Interest Rate Risk

Leveraged MBS

The Company is subject to interest-rate risk as a result of its investments in mortgage-backed securities and mortgage loans and its financing with repurchase agreement and commercial paper borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. The counterparty to the Company’s interest rate swap agreement at March 31, 2005 is a U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities and mortgage loans may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s swap positions as the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities and mortgage loans, paying fixed and receiving floating interest rate swaps, and Eurodollar futures contracts.

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

Interest Rate Risk—(Continued)

The table that follows shows the expected change in market value for the Company’s current mortgage-backed securities, mortgage loans and interest-rate swaps under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at March 31, 2005.” Actual results could differ significantly from these estimates. The estimated change in value of the mortgages loans and mortgage-backed securities reflects an effective duration of 1.47 years and 1.23 years, respectively. The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the mortgage-backed securities, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at March 31, 2005	Value at March 31, 2005 with 100 basis point increase in interest rates	Percent Change	Value at March 31, 2005 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$11,591,405	$11,422,170	(1.46)%	$11,707,319	1.00%
Mortgage loans	827,102	809,940	(2.07)%	834,256	0.86%
Derivative assets	6,650	(16,862)	(353.56)%	15,013	125.76%
Reverse repurchase agreements	228,244	228,244		228,244
Other	1,044,766	1,044,766		1,044,766

Total Assets	$13,698,167	$13,488,258	(1.53)%	$13,829,598	0.96%

Liabilities
Repurchase agreements and commercial paper	$11,862,839	$11,862,839		$11,862,839
Derivative liabilities	572	2,105	268.01%	(478)	(183.57)
Other	375,895	375,895		375,895

Total Liabilities	12,239,306	12,240,839	0.00%	12,238,256	0.00%

Shareholders’ Equity	1,458,861	1,247,419	(14.49)%	1,591,342	9.08%

Total Liabilities and Shareholders’ Equity	$13,698,167	$13,488,258	(1.53)%	$13,829,598	0.96%

Book Value per Share	$8.62	$7.37	(14.49)%	$9.40	9.08%

As shown above, the Company’s portfolio of mortgage loans and mortgage-backed securities generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. This may effectively limit an investor’s upside potential in a market rally. The changes in the fair value of mortgage loans as presented in the table above will not necessarily affect the Company’s earnings or shareholders’ equity since mortgage loans held for investment are reported at amortized cost and mortgage loans held for sale are reported at fair value only when fair value is less than amortized cost.

Other

The value of our direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, many of the companies are exposed to risks similar to those identified above as being

Interest Rate Risk—(Continued)

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of March 31, 2005 (dollars in thousands, except per share amounts).

	Value at March 31, 2005	Value of Equity at March 31, 2005 with 10% Increase in Price	Percent Change	Value at March 31, 2005 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$347,989	$382,788	10.00%	$313,190	(10.00)%
Equity method investments	60,776	66,854	10.00%	54,698	(10.00)%
Investment securities-marked to market	7,981	8,779	10.00%	7,183	(10.00)%
Other long-term investments	13,609	13,609		13,609
Trading securities	7,761	8,537	10.00%	6,985	(10.00)%
Other	13,260,051	13,260,051		13,260,051

Total Assets	$13,698,167	$13,740,618	0.31%	$13,655,716	(0.31)%

Liabilities	$12,239,306	$12,239,306		$12,239,306

Shareholders’ Equity
Common stock	1,716	1,716		1,716
Paid-in-capital	1,533,858	1,533,858		1,533,858
Employee stock loan receivable	(4,947)	(4,947)		(4,947)
Deferred compensation	(21,489)	(21,489)		(21,489)
Accumulated comprehensive income	(170,432)	(135,633)	20.42%	(205,231)	(20.42)%
Retained earnings	120,155	127,807	6.37%	112,503	(6.37)%

Total Shareholders’ Equity	1,458,861	1,501,312	2.91%	1,416,410	(2.91)%

Total Liabilities and Shareholders’ Equity	$13,698,167	$13,740,618	0.31%	$13,655,716	(0.31)%

Book Value per Share	$8.62	$8.87	2.91%	$8.37	(2.91)%

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Eric F. Billings and Kurt R. Harrington concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 16, 2005, the Company completed the acquisition of First NLC Financial Services, LLC (First NLC). As a result of this acquisition the Company adopted certain new accounting policies relative to mortgage loans, including policies relating to mortgage loans held for investment and mortgage loans held for sale (see Note 2 to the interim financial statements). Currently, the Company is in the process of assessing internal controls relative to First NLC and its operations.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads, and mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel, and general economic, political, and market conditions. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2004 and especially the section “Risk Factors.”

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported on Form 8-K, on April 26, 2005, the Company announced that its broker-dealer subsidiary, FBR & Co., has proposed a settlement to the staff of the Division of Enforcement (SEC staff) of the Securities and Exchange Commission (Commission) and the staff of the Department of Market Regulation of NASD (NASD staff) to resolve ongoing, previously disclosed investigations by the SEC and NASD staffs. The proposed settlement concerns insider trading and other charges related to the Company’s trading in a company account and the offering of a private investment in public equity on behalf of CompuDyne, Inc. in October 2001.

In the SEC proceeding, FBR & Co., without admitting or denying any wrongdoing, proposed to pay disgorgement, civil penalties and interest totaling approximately $3.5 million and to consent to the entry of a permanent injunction with respect to violations of the antifraud provisions of the federal securities laws, and agreed to consent to an administrative proceeding in which FBR & Co. would be subjected to a censure and agree to certain additional undertakings including engagement of an independent consultant to review its procedures and implementation of improvements. FBR & Co. has requested that the SEC staff recommend to the Commission that such an offer of settlement be approved, pending final negotiation of the settlement language. The offer of settlement is subject to approval by the Commission, and the Commission may accept, reject or impose further conditions or other modifications to some or all of the terms of the proposed settlement. Furthermore, there are no assurances regarding the Commission’s consideration or determination of any offer of settlement, and no settlement is final unless and until approved by the Commission.

In the parallel NASD proceeding, FBR & Co. will propose a settlement of alleged violations of the antifraud provisions of the federal securities laws and applicable NASD Rules. FBR & Co. will also agree to the same undertakings provided for in the proposed settlement with the SEC, and further offer to pay a fine of $4 million to NASD. The proposed settlement must be reviewed and accepted by the NASD.

The proposed SEC and NASD settlements are subject to FBR & Co. obtaining relief from certain statutory disqualifications, and the SEC staff can make no assurance that any or all of the requested relief will be granted by the Commission. The Company has recorded a $7.5 million charge in its 2005 first quarter with respect to the proposed settlements with the SEC and NASD.

As previously reported in our Annual Report on 10-K for the year ended December 31, 2004, one of the Company’s investment adviser subsidiaries, Money Management Associates, Inc. (MMA) and one of its now closed mutual funds are involved in an investigation by the SEC with regard to certain losses sustained by the fund in 2003. The Company continues to cooperate fully with the investigation, and to date the investigation is continuing. Since no proceedings have been initiated in this investigation, it is inherently difficult to predict its outcome or potential affect on MMA or the Company. It is possible that the SEC may initiate proceedings as a result of its investigations, and any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against MMA or one or more of its officers or employees.

Except as described above, as of March 31, 2005, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 5.	Other Information

Recent Development

As previously reported on Form 8-K, on April 4, 2005, the Company announced that Emanuel J. Friedman announced he will retire from his roles as Co-Chairman and Co-Chief Executive Officer of the Company, as member of the firm’s Office of the Chief Executive, and as a member of the board of directors, effective June 9, 2005. Subsequently, Mr. Friedman advised the Company that his scheduled retirement would become effective as of April 27, 2005, which was announced by the Company on April 28, 2005. Eric F. Billings, formerly Co-Chairman and Co-CEO with Mr. Friedman, became Chairman and CEO of the Company as of such date.

Item 6.	Exhibits

Exhibits

12		Computation of Ratio of Earnings to Fixed Charges

31	(a)	Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2005

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan Vice President, Controller and Chief Accounting Officer (Chief Accounting Officer)

Date: May 10, 2005