Form 10-Q
period 2005-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2005-08-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	156,799,748 shares as of July 28, 2005
Class B Common Stock	15,130,249 shares as of July 28, 2005

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$299,428	$224,371
Restricted cash	12,376	7,156
Receivables:
Interest	62,793	46,324
Due from servicer	34,660	—
Other	71,864	28,556
Investments:
Mortgage-backed securities, at fair value	10,622,271	11,726,689
Loans held for investment, net	2,431,061	—
Loans held for sale, net	644,692	—
Long-term investments	433,206	441,499
Reverse repurchase agreements	243,222	183,375
Trading securities, at fair value	489,293	7,744
Due from clearing broker	45,519	95,247
Goodwill	160,525	108,013
Intangible assets, net	29,026	14,404
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $26,883 and $22,889, respectively	34,203	18,733
Prepaid expenses and other assets	42,618	26,177

Total assets	$15,656,757	$12,928,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$173,523	$17,176
Commercial paper	7,765,230	7,294,949
Repurchase agreements	4,923,394	3,467,569
Securitization financing for loans held for investment	702,636	—
Securities purchased	35,358	144,430
Dividends payable	58,439	65,870
Interest payable	14,851	5,894
Accrued compensation and benefits	75,450	131,218
Accounts payable, accrued expenses and other liabilities	65,864	94,288
Temporary subordinated loan payable	100,000	—
Long-term debt	222,991	128,370

Total liabilities	14,137,736	11,349,764

Commitments and Contingencies (Note 11)
Shareholders’ equity:
Preferred Stock	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 156,769,748 and 143,967,205 shares issued and outstanding, respectively	1,568	1,440
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 15,130,249 and 24,929,599 shares issued and outstanding, respectively	151	249
Additional paid-in capital	1,537,260	1,483,640
Employee stock loan receivable (591,342 and 711,343 shares)	(4,176)	(4,890)
Deferred compensation	(18,802)	(16,863)
Accumulated other comprehensive loss, net	(112,934)	(38,162)
Retained earnings	115,954	153,110

Total shareholders’ equity	1,519,021	1,578,524

Total liabilities and shareholders’ equity	$15,656,757	$12,928,288

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues:
Investment banking:
Capital raising	$95,039	$52,883
Advisory	6,180	9,107
Institutional brokerage:
Principal transactions	4,680	5,426
Agency commissions	18,677	21,060
Asset management:
Base management fees	7,813	6,384
Incentive allocations and fees	730	(1,444)
Principal investment:
Interest	116,724	87,111
Net investment income	17,738	28,832
Dividends	8,371	1,683
Mortgage banking:
Interest	18,118	—
Gain on sale of loans, net	14,559	—
Other	3,455	1,683

Total revenues	312,084	212,725
Interest expense	103,725	34,276
Provision for loan losses	1,138	—

Revenues, net of interest expense and provision for loan losses	207,221	178,449

Non-Interest Expenses:
Compensation and benefits	80,015	57,698
Professional services	20,186	15,050
Business development	11,962	8,885
Clearing and brokerage fees	2,040	2,608
Occupancy and equipment	8,772	3,326
Communications	5,300	3,442
Other operating expenses	12,540	5,351

Total non-interest expenses	140,815	96,360

Net income before taxes	66,406	82,089
Income tax provision	13,163	910

Net income	$53,243	$81,179

Basic earnings per share	$0.31	$0.49

Diluted earnings per share	$0.31	$0.48

Dividends declared per share	$0.34	$0.34

Weighted average shares outstanding:
Basic	169,364	167,277

Diluted	170,101	168,566

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Revenues:
Investment banking:
Capital raising	$181,852	$142,676
Advisory	7,318	10,425
Institutional brokerage:
Principal transactions	10,307	11,445
Agency commissions	40,834	50,197
Asset management:
Base management fees	16,281	12,919
Incentive allocations and fees	355	1,221
Principal investment:
Interest	215,620	176,106
Net investment income	13,880	55,441
Dividends	11,811	2,655
Mortgage banking:
Interest	27,610	—
Gain on sale of loans, net	18,040	—
Other	5,951	2,997

Total revenues	549,859	466,082
Interest expense	178,547	66,923
Provision for loan losses	1,138	—

Revenues, net of interest expense and provision for loan losses	370,174	399,159

Non-Interest Expenses:
Compensation and benefits	155,814	132,587
Professional services	33,836	25,214
Business development	27,400	25,423
Clearing and brokerage fees	4,072	5,381
Occupancy and equipment	14,496	6,230
Communications	9,332	6,384
Other operating expenses	28,834	11,322

Total non-interest expenses	273,784	212,541

Net income before taxes	96,390	186,618
Income tax provision	18,735	15,800

Net income	$77,655	$170,818

Basic earnings per share	$0.46	$1.02

Diluted earnings per share	$0.46	$1.01

Dividends declared per share	$0.68	$0.80

Weighted average shares outstanding:
Basic	168,741	166,678

Diluted	169,670	168,462

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings	Total	Compre- hensive Income
Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

Net Income									349,559	349,559	$349,559
Conversion of Class B shares to Class A shares	942,500	10	(942,500)	(10)						—
Issuance of Class A common shares	2,003,385	20			40,003		(14,660)			25,363
Repayment of employee stock purchase and loan plan receivable						3,796				3,796
Interest on employee stock purchase and loan plan					409	(409)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $1,978)								(76,392)		(76,392)	(76,392)
Net change in unrealized gain (loss) on cash flow hedges								(22,275)		(22,275)	(22,275)

Comprehensive income											$250,892

Dividends									(255,866)	(255,866)

Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

Net Income									77,655	77,655	$77,655
Conversion of Class B shares to Class A shares	9,799,350	98	(9,799,350)	(98)
Issuance of Class A common shares	3,003,193	30			53,486		(1,939)			51,577
Repayment on employee stock purchase and loan plan receivable					11	837				848
Interest on employee stock purchase and loan plan					123	(123)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $1,542)								(71,773)		(71,773)	(71,773)
Net change in unrealized gain (loss) on cash flow hedges								(2,999)		(2,999)	(2,999)

Comprehensive income											$2,883

Dividends									(114,811)	(114,811)

Balances, June 30, 2005	156,769,748	$1,568	15,130,249	$151	$1,537,260	$(4,176)	$(18,802)	$(112,934)	$115,954	$1,519,021

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$77,655	$170,818
Non-cash items included in earnings:
Incentive allocations and fees and net investment income from long-term investments	(14,560)	(55,589)
Premium amortization on mortgage-backed securities	32,009	36,760
Premium amortization on loans held for investment	1,116	—
Derivative contracts marked-to-market	(1,139)	(512)
Depreciation and amortization	5,897	3,011
Other	4,918	1,181
Changes in operating assets:
Restricted cash	(5,220)	—
Receivables:
Investment banking	(8,582)	(2,042)
Asset management fees	(2,510)	(1,351)
Affiliates	228	1,833
Due from servicer	(33,827)	—
Other	(44,945)	(5,651)
Due from clearing broker	49,728	80,955
Marketable and trading securities	(481,549)	(28,484)
Originations of mortgage loans held for sale, net of fees	(1,911,997)	—
Cost basis on sale and principal repayment of loans held for sale	1,348,316	—
Prepaid expenses and other assets	(5,729)	(25,156)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	156,347	(4,823)
Repurchase agreements related to trading securities, net	272,787	—
Accounts payable, accrued expenses and other liabilities	(47,191)	(13,669)
Accrued compensation and benefits	(38,481)	(14,471)

Net cash (used in) provided by operating activities	(646,729)	142,810

Cash flows from investment activities:
Purchases of mortgage-backed securities	(1,814,270)	(4,143,856)
Receipt of principal payments on mortgage-backed securities	1,886,321	2,004,541
Proceeds from sales of mortgage-backed securities	843,123	194,837
Purchases of reverse repurchase agreements, net	31,748	(225,507)
Purchases and origination of loans held for investment	(2,060,394)	—
Receipt of principal repayment from loans held for investment	54,997	—
Purchases of long-term investments	(54,998)	(27,529)
Proceeds from sales of long-term investments	54,842	97,805
Purchase of First NLC Financial Services, LCC, net cash	(62,672)	—
Purchases of fixed assets	(14,058)	(4,325)
Proceeds from disposals of fixed assets	—	22

Net cash used in investing activities	(1,135,361)	(2,104,012)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	95,000	22,000
Repayments of long-term debt	(970)	—
Proceeds from repurchase agreements, net	608,279	1,899,031
Proceeds from issuances of commercial paper, net	470,281	182,925
Proceeds from temporary subordinated loan	100,000
Proceeds from securitization financing	711,521
Repayments of securitization financing	(8,892)	—
Dividends paid	(122,129)	(113,711)
Proceeds from issuance of common stock	3,209	15,456
Proceeds from repayments of employee stock loan receivable	848	3,754

Net cash provided by financing activities	1,857,147	2,009,455

Net increase in cash and cash equivalents	75,057	48,253
Cash and cash equivalents, beginning of period	224,371	92,688

Cash and cash equivalents, end of period	$299,428	$140,941

Supplemental Cash Flow Information:
Cash payments for interest	$164,753	$55,546
Cash payments for taxes	$16,906	$48,058

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

On February 16, 2005, the Company completed the acquisition of First NLC Financial Services, LLC (First NLC), a non-conforming residential mortgage loan originator located in Boca Raton, Florida for a purchase price of $98,563 paid in a combination of cash and stock. First NLC currently operates in 40 states and originates loans through both wholesale and retail channels. First NLC is part of the Company’s mortgage banking segment but operates as a wholly owned subsidiary. The Company expects that the acquisition of First NLC will assist in expanding and adding flexibility to the Company’s mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The $98,563 purchase price included cash of $72,085, issuance of 1,270,548 shares of FBR Class A common stock at a price of $19.22 per share for a total of $24,420, and estimated direct acquisition costs of $2,058. A summary of the fair values of the net assets acquired is as follows:

Cash	$11,471
Interest receivable	1,107
Loans held for sale, net	508,443
Intangible asset	16,500
Other assets	10,029
Warehouse finance facilities	(483,164)
Other liabilities	(18,335)
Goodwill	52,512

Total purchase price, including acquisition costs	$98,563

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

As a result of the acquisition of First NLC, the Company adopted the following accounting policies:

Mortgage Loans

Mortgage loans originated by First NLC are classified as held for sale and are carried at the lower of cost or market value. When there is a definitive agreement to transfer loans to MHC I, Inc. (MHC I), a wholly owned qualified REIT subsidiary of the Company, the loans are reclassified as held for investment and are transferred to MHC I at the lower of cost or market value on the transfer date. Loans classified as held for investment are reported at amortized cost. Market value is determined by current investor yield commitments and/or requirements on the aggregate basis, or in the absence of such, current investor commitments and/or requirements for loans of similar terms and credit quality.

The cost basis of mortgage loans includes premiums paid on loans purchased and direct loan origination costs (net of loan fees collected from borrowers) on loans originated by the Company. The cost basis of loans transferred from held for sale to held for investment includes market value adjustments, if any, to record such transfers as the lower of cost or market value.

The Company maintains an allowance for loan losses on loans held for investment. Specific allowance for loan losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The allowance is increased by charges to operations and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based upon known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current and expected future economic conditions.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Interest Income on Loans

Interest income on loans is recorded as earned to the extent that such amounts are expected to be collected. Interest on loans from borrowers not expected to service the debt and interest on loans that are contractually past due 90 or more days is charged-off, or an allowance is established based upon management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until the borrower’s ability to make periodic interest and principal payments is adequate, in which case the loan is returned to accrual status.

Gain on Sale of Loans, Net

Gain on sale of loans is the difference between the sale proceeds and the net carrying amount of the loans. Gain on sale of loans is recognized when the Company transfers ownership of the loan to the purchaser and the funds are collected. Loan sales are on a servicing-released basis. The Company reduces its gain on sale of loans to record liabilities (1) for loans sold which may be required to be repurchased due to breaches of representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan and (2) for premium recapture in instances where the sold loan is paid in full by the borrower during the first year subsequent to the sale date.

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

The following presents unaudited pro forma consolidated results for the three and six months ended June 30, 2005 and 2004, as though the acquisition had occurred as of January 1, 2004.

	Three Months Ended June 30,
	2005	2004
Gross revenues, as reported	$312,084	$212,725
Revenues, net of interest expense and provision for loan losses, as reported	207,221	178,449
Net earnings, as reported	53,243	81,179
Gross revenues, pro forma	312,084	234,568
Revenues, net of interest expense and provision for loan losses, pro forma	207,221	198,055
Net earnings, pro forma	53,243	89,006
Earnings per common share:
Basic, as reported	$0.31	$0.49

Diluted, as reported	$0.31	$0.48

Basic, pro forma	$0.31	$0.53

Diluted, pro forma	$0.31	$0.53

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Six Months Ended June 30,
	2005	2004
Gross revenues, as reported	$549,859	$466,082
Revenues, net of interest expense and provision for loan losses, as reported	370,174	399,159
Net earnings, as reported	77,655	170,818
Gross revenues, pro forma	562,617	512,763
Revenues, net of interest expense and provision for loan losses, pro forma	380,230	441,858
Net earnings, pro forma	76,396	186,248
Earnings per common share:
Basic, as reported	$0.46	$1.02

Diluted, as reported	$0.46	$1.01

Basic, pro forma	$0.46	$1.12

Diluted, pro forma	$0.46	$1.11

3.	Stock Compensation:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$53,243	$81,179	$77,655	$170,818
Add: Stock based employee compensation expense included in reported net income, net of tax effects	31	31	62	58
Deduct: Stock based employee compensation expense, net of tax effects	1,006	96	1,357	181

Pro forma net income	$52,268	$81,114	$76,360	$170,695

Basic earnings per share—as reported	$0.31	$0.49	$0.46	$1.02

Basic earnings per share—pro forma	$0.31	$0.48	$0.45	$1.02

Diluted earnings per share—as reported	$0.31	$0.48	$0.46	$1.01

Diluted earnings per share—pro forma	$0.31	$0.48	$0.45	$1.01

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.	Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Fixed income securities	$482,467	$141,471	$2,658	$3,102
Corporate equity securities	6,826	32,052	5,086	14,074

	$489,293	$173,523	$7,744	$17,176

In May 2005, the Company initiated certain fixed income trading activities primarily related to mortgage-backed, asset-backed and other structured securities, at its broker-dealer subsidiary Friedman, Billings, Ramsey and Co. (“FBR & Co.”). These activities include buying and selling mortgage-backed securities and other structured securities, in various financial transactions (which may include forward trades, dollar rolls and reverse repurchase transactions). The Company manages market risk associated with these securities positions primarily through forward purchases and sales of such securities. To accomplish this objective, the Company also may use U.S. Treasury securities, agency debt securities, Eurodollar futures and options to buy or sell agency debt and mortgage-related securities. To manage institutional credit risk, the Company analyzes and monitors the financial condition and trading positions of all counterparties and establishes trading limits consistent with these reviews.

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. The corporate equity obligations relate primarily to over-allotments associated with the Company’s underwriting activities. As of June 30, 2005 and December 31, 2004, $31,872 and $13,832, respectively, of this sold but not yet purchased balance, the Company maintains an option to purchase additional shares from the issuer at the applicable offering price less the underwriter discount to cover these short positions. Accordingly, these transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Principal Investments

Mortgage-related and long-term investments consisted of the following as of the dates indicated:

	June 30, 2005	December 31, 2004
Mortgage-Related Investments:
Agency mortgage backed securities:
Fannie Mae	$7,472,119	$8,120,164
Freddie Mac	2,241,779	2,673,234
Ginnie Mae	422,518	525,236

	10,136,416	11,318,634
Private-label mortgage-backed securities (1)	485,855	408,055

Total mortgage-backed securities (2)	10,622,271	11,726,689

Mortgage Loans:
Loans held for investment, net	2,431,061	—
Loans held for sale, net	644,692	—

Total mortgage loans	3,075,753	—

Reverse repurchase agreements	243,222	183,375

Total mortgage-related investments	13,941,246	11,910,064

Long-term Investments
Merchant Banking:
Marketable equity securities	264,564	188,074
Non-public equity securities	85,749	158,478
Other	1,046	1,389
Preferred equity debt investment	5,000	5,000
Proprietary fund investments	58,647	70,434
Other investments	18,200	18,124

Total long-term investments	433,206	441,499

Total mortgage-related and long-term investments	$14,374,452	$12,351,563

(1)	Private-label mortgage-backed securities held by the Company as of June 30, 2005 and December 31, 2004 were rated AAA by Standard & Poors.

(2)	The Company’s mortgage-backed securities portfolio is comprised of adjustable-rate MBS, most of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the portfolio at June 30, 2005 and December 31, 2004 was 4.03% and 3.98%, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Mortgage-Backed Securities and Long Term Investments

The Company’s investment securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are classified as either available-for-sale (carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income and loss) or trading (carried at fair value with unrealized gains and losses recorded to net investment income). Gross unrealized gains and losses on these securities as of June 30, 2005 and December 31, 2004 were:

	June 30, 2005
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)
Available-for-sale	$10,630,367	$269	$(129,647)	$10,500,989
Trading	121,193	89	—	121,282
Marketable equity securities – Available-for-sale	253,512	28,335	(17,283)	264,564

	$11,005,072	$28,693	$(146,930)	$10,886,835

(1)	The amortized cost of MBS includes unamortized net premium of $164,622 at June 30, 2005.

	December 31, 2004
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities – Available-for-sale	$11,809,091	$3,478	$(85,880)	$11,726,689
Marketable equity securities – Available-for-sale	154,639	33,940	(505)	188,074

	$11,963,730	$37,418	$(86,385)	$11,914,763

The following table provides further information regarding the duration of unrealized losses on available-for-sale securities as of June 30, 2005:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost/Cost Basis	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$7,053,583	$(75,004)	$6,978,579	$3,510,914	$(54,643)	$3,456,271
Marketable equity securities	86,330	(17,283)	69,047	—	—	—

Total	$7,139,913	$(92,287)	$7,047,626	$3,510,914	$(54,643)	$3,456,271

The unrealized losses on mortgage-backed securities are due to interest rate increases and are not related to credit quality. All of the mortgage-backed securities held by the Company with unrealized losses are either guaranteed as to principal and interest by Fannie Mae, Freddie Mac or Ginnie Mae or are rated AAA by Standard & Poors. The Company does not deem these investments to be other-than-temporarily impaired because the decline in market value is attributable to interest rate increases and because the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity. Additionally, there is a limited severity in the decline of value and substantially all of the Company’s mortgage-backed securities are adjustable rate Hybrid ARMs. These securities have interest reset dates, a substantial portion of which are within thirty-six months.

The Company has also evaluated its portfolio of marketable equity securities for impairment. Based on the limited severity and duration of these losses and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value the Company does not consider these investments to be other-than-temporarily impaired.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

During the three months ended June 30, 2005, the Company received $300,615 from sales of mortgage-backed securities resulting in gross gains and losses of $206 and $(745), respectively, and received $40,413 from sales of marketable equity securities resulting in gross gains and losses of $14,880 and $(125), respectively. During the three months ended June 30, 2004, the Company received $58,942 from sales of mortgage-backed securities with gross gains and losses of $-0- and $(170), respectively, and received $70,495 from sales of marketable equity securities with gross gains and losses of $40,029 and $-0-, respectively.

During the six months ended June 30, 2005, the Company received $843,123 from sales of mortgage-backed securities resulting in gross gains and losses of $704 and $(1,969), respectively, and received $40,615 from sales of marketable equity securities resulting in gross gains and losses of $14,932 and $(125), respectively. Included in MBS sold and the related gains and losses are $228,137 of MBS purchased and classified as trading during the six months ended June 30, 2005. The Company recognized realized losses of $476 on trading securities. During the six months ended June 30, 2004, the Company received $193,179 from sales of mortgage-backed securities with gross gains and losses of $169 and $(837), respectively, and received $86,721 from sales of marketable equity securities with gross gains and losses of $53,119 and $-0-, respectively.

As of June 30, 2005, $10,169,962 (fair value excluding principal receivable) of the mortgage-backed securities were pledged as collateral for repurchase agreements, commercial paper borrowings and interest rate swap agreements. In addition, $64,743 of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

Mortgage Loans

Through First NLC and MHC I, the Company invests in non-conforming mortgage loans. Non-conforming mortgage loans include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac or Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds conforming underwriting guidelines.

Loans held for sale, net and loans held for investment, net were comprised of the following as of June 30, 2005:

	Held for Sale	Held for Investment
Principal balance	$632,762	$2,365,792
Unamortized premiums and deferred origination costs, net	12,283	66,407
Allowance for lower of cost or market value/ loan losses	(353)	(1,138)

Mortgage loans, net	$644,692	$2,431,061

The allowance for loan losses on loans held for investment is summarized as follows for the three and six months ended June 30, 2005:

Balance, beginning of period	$—
Provision	1,138
Charge-offs, net	—

Allowance for loan losses	$1,138

Mortgage loans 90 or more days past due totaled $7,019 as of June 30, 2005.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of June 30, 2005, approximately 35%, 12%, 8% and 8% of the properties were located in California, Florida, Illinois and New York, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

The Company finances its mortgage portfolio through repurchase agreements and securitization financing transactions, which are described in Note 6. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of June 30, 2005.

Reverse Repurchase Agreements

Through Arlington Funding, LLC (Arlington Funding) a commercial paper conduit managed by the Company (see Note 6), the Company provides warehouse financing to mortgage originators. As of June 30, 2005, the outstanding balance of such financings was $151,687 and the weighted average coupon was 3.70%. The Company funds its advances through commercial paper borrowings.

In addition, the Company enters into reverse repurchase agreements in conjunction with its fixed income trading activity. The outstanding balance of these transactions was $91,535 and the weighted average coupon was 3.02%.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of the dates indicated:

	June 30, 2005	December 31, 2004
Management contracts:
Cost	$19,929	$19,929
Accumulated amortization	(6,155)	(5,525)

Net	$13,774	$14,404

Broker relationships:
Cost	$16,500	$—
Accumulated amortization	(1,248)	—

Net	$15,252	$—

Intangible Assets, net	$29,026	$14,404

Estimated amortization expense for each of the next five years is as follows:

Amount
Remaining 2005	2,293
2006	4,023
2007	3,563
2008	3,184
2009	2,871
2010	2,613

The carrying value of goodwill is $160,525 as of June 30, 2005, with $108,013 of this balance attributable to the Company’s merger with FBR Asset in 2003 and its principal investing segment. The remaining goodwill balance relates to the Company’s first quarter 2005 acquisition of First NLC that resulted in $52,512 of goodwill that is attributable to the mortgage banking segment (see Note 2 for further information).

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

6.	Borrowings:

Commercial Paper and Repurchase Agreements

The Company issues commercial paper and enters into repurchase agreements to fund its investments in mortgage-backed securities, as well as its warehouse lending and fixed income trading activities. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (Georgetown Funding) and Arlington Funding.

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

Arlington Funding, formed in October 2004, is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgages and providing warehouse financing in the form of reverse repurchase agreements to the Company and its affiliates and to mortgage originators with which the Company has a relationship. The Company serves as administrator for Arlington Funding’s commercial paper program and provides collateral as well as guarantees for commercial paper issuances. As part of those guarantees, the Company has pledged $11,874 in cash to collateralize its obligation. Through these arrangements the Company is the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5,000,000.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.60% to 1.50% based on the nature of the mortgage collateral.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, including mortgage financing facilities.

	June 30, 2005			December 31, 2004
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Outstanding balance	$7,765,230	$2,696,827	$2,226,567	$7,294,949	$3,467,569	$—
Weighted-average rate	3.28%	3.25%	4.02%	2.38%	2.34%	—
Weighted-average term to maturity(1)	27.2 days	30.7 days	NA	28.3 days	39.8 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	June 30, 2005			June 30, 2004
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	$7,713,285	$3,083,976	$1,720,244	$4,586,182	$5,870,992	$—
Weighted-average rate during the three months ended	3.08%	2.99%	3.95%	1.12%	1.14%	—
Weighted-average outstanding balance during the six months ended	$7,518,789	$3,475,342	$1,039,678	$4,601,735	$5,486,059	$—
Weighted-average rate during the six months ended	2.86%	2.76%	3.91%	1.12%	1.15%	—

See also Note 7 for information regarding the effects of interest rate swaps and Eurodollar futures on the Company’s borrowing costs.

Securitization Financing

In May 2005, the Company issued $717,000 of asset-backed securities through a securitization trust to finance a portion of the Company’s portfolio of loans held for investment. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization is accounted for as a financing since the securitization trust does not meet the qualifying special purpose entity criteria under SFAS No. 140 and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 3.80% as of June 30, 2005. The stated maturity date of the securities is May 2035, although the Company expects the securities to be fully repaid prior to that date due to borrower prepayments.

As of June 30, 2005, the outstanding balance of the securities was as follows:

Security balance	$703,111
Discount on bonds	(475)

Total balance of securitization financing	$702,636

Current balance of loans collateralizing the securities	$717,767

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $650 as of June 30, 2005 and are included in Other assets in the Consolidated Balance Sheets. The discount and deferred costs are amortized and a component of interest expense over the life of the debt.

See also Note 7 for information regarding the effects of interest rate swaps and Eurodollar futures on the Company’s borrowing costs.

Temporary Subordinated Loan

In June 2005, the Company through FBR & Co. obtained a $100,000 temporary subordinated loan from a subsidiary of its clearing broker. Proceeds of this borrowing are allowable for net capital purposes and were used by the Company in connection with regulatory capital requirements to support underwriting activity. Interest on this loan accrued at an annual rate of three-month LIBOR plus 4%. The loan was repaid in July 2005.

Long Term Debt

As of June 30, 2005, the Company had issued a total of $217,500 of long term debentures through TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long term debentures was 5.76% as of June 30, 2005. During the six months ended June 30, 2005, the Company had issued the following long-term debentures:

Issuance Date	Amount	Interest Rate	Maturity Date	Redemption Date(1)
March 2005	$25,000	3-month LIBOR plus 2.25%	March 30, 2035	March 30, 2010
April 2005	$20,000	3-month LIBOR plus 2.25%	June 15, 2035	June 15, 2010
April 2005	$20,000	3-month LIBOR plus 2.25%	July 7, 2035	July 7, 2010
May 2005	$30,000	3-month LIBOR plus 2.50%	June 30, 2035	June 30, 2010

(1)	Redemption Date represents the date after which the Company may redeem the securities in whole at any time or in part from time to time at a redemption amount equal to the principal amount thereof plus accrued interest.

7.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. These instruments include interest rate swaps and caps, Eurodollar futures contracts, borrower interest rate lock agreements, commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

Interest Rate Swaps and Caps, and Eurodollar Futures Contracts

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its short term borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities. The counterparties to these agreements, which include interest rate swap and cap agreements and Eurodollar futures contracts, are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate. With interest rate caps, in exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three month LIBOR forward rates for its short term borrowings based on the maturity dates of the contracts. The following table summarizes the Company’s interest rate contracts and Eurodollar futures contracts as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swap agreements (1)	$1,000,000	$3,792	$1,000,000	$7,133
Interest rate cap agreements (2)	681,202	12	—	—
Eurodollar futures contracts (3)	4,013,000	1,085	500,000	897
No hedge designation—Eurodollar futures contracts	1,438,000	(282)	—	—

(1)	Comprised of one interest rate swap expiring on July 28, 2005 with a pay rate of 1.68% and a receive rate of 3.19% and 2.12% as of June 30, 2005 and December 31, 2004, respectively.
(2)	Comprised of one interest rate cap which matures on August 25, 2008. The notional amount of the cap amortizes over the life of the agreement. The strike rate also varies over the life of the agreement between 6.75% and 10.35%.
(3)	The $4,013,000 total notional amount of Eurodollar futures contracts as of June 30, 2005 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between September 2005 and March 2008 and hedge short term borrowings of between $646,000 (September 2005 contracts) and $95,000 (March 2008 contracts).

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

When hedging the variability in interest payments associated with the Company’s borrowing activities, the notional amount of each interest rate swap and cap agreement and Eurodollar futures contract is matched against a like amount of current and/or anticipated borrowings under repurchase agreements, commercial paper or the Company’s variable securitization financings. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The Company also uses Eurodollar futures contracts to economically hedge the fair value of certain mortgage-backed security positions, which are comprised of mortgage-backed securities classified as trading and commitments to purchase such mortgage-backed securities. The Company does not designate these Eurodollar futures contracts as hedges under SFAS 133. The gains and losses on these derivatives are recorded to net investment income along with the gains and losses on the mortgage-backed security positions being hedged. For the three and six months ended June 30, 2005, the Company recorded a net gain/(loss) of $(213) and $440 on these derivatives. During the same periods, the Company recorded a net gain/(loss) of $89 and $(387) on the related mortgage-backed security positions.

The net effect of the Company’s hedging of the variability in interest payments was to decrease interest expense by $4,319 and $7,340 for the three and six months ended June 30, 2005. These hedging activities increased interest expense by $3,432 and $7,063 during the same periods in 2004. The total gain deferred in accumulated other comprehensive income relating to these derivatives was $2,084 at June 30, 2005. Of this amount, $1,875 is expected to flow through the Company’s statement of operations over the next twelve months.

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. Interest rate locks related to the origination of loans held for sale and commitments to purchase and sell mortgage loans are accounted for as derivatives under SFAS 133. Gains and losses on these derivatives were not material during the three months and six months ended June 30, 2005. Outstanding interest rate locks totaled $416,230 as of June 30, 2005, while outstanding commitments to purchase mortgage loans totaled $1,984,938. There were no outstanding commitments to sell mortgage loans or purchase or sell mortgage-backed securities at June 30, 2005. The Company had no commitments to originate, purchase or sell loans prior to its acquisition of First NLC in the first quarter of 2005.

Gains and losses on commitments that are net settled and optional commitments are recorded to income. During the three months and six months ended June 30, 2004, net losses on these commitments totaled $586 and $436, respectively. There was no such commitment activity during the first six months of 2005.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During the three and six months ended June 30, 2005 the Company recorded a net gain/(loss) of $640 and $(261), respectively. During the same periods in 2004, the Company recorded a net gain/(loss) of $(4,715) and $1,130 respectively, related to these instruments. As of June 30, 2005, the Company held stock warrants with a fair value of $1,756. Furthermore, during the three months ended June 30, 2005, the Company exercised warrants and sold the resulting stock realizing a gain of $289.

8.	Income Taxes:

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

During the three and six months ended June 30, 2005, the Company recorded $13,163 and $18,735, respectively, of income tax expense for income attributable to taxable REIT subsidiaries. The Company’s effective tax rate at its taxable REIT subsidiaries for taxable income attributable these entities was 39% for the three and 46% for the six months ended June 30, 2005. During the three and six months ended June 30, 2004, the Company recorded $910 and $15,800, respectively, of income tax expense for taxable income attributable to its taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2004 income was 39%. The increase in the effective tax rate in the six months ended June 30, 2005 is due to the non-deductible nature of the $7,500 accrued in the first quarter 2005 relating to the Company’s proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation (see Note 11). Otherwise, the 2005 effective tax rate would be comparable to 2004. The increase is the dollar amounts of the tax provisions during the three and six month periods ended June 30, 2005 is due to the growth in earnings attributable to the Company’s taxable REIT subsidiaries.

9.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, FBR & Co. and FBR Investment Services, Inc. (“FBRIS”), are registered with the Securities and Exchange Commission (SEC) and are members of the National Association of Securities Dealers, Inc. Additionally, Friedman, Billings, Ramsey International Ltd. (“FBRIL”) is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2005, FBR & Co. had net capital of $175,087 that was $168,010 in excess of its required minimum net capital of $7,077. As of June 30, 2005, FBRIS and FBRIL had net capital in excess of required amounts.

10.	Earnings Per Share:

The following tables present the computations of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	169,364	169,364	167,277	167,277
Stock options and restricted stock	—	737	—	1,289

Weighted average common and common equivalent shares outstanding	169,364	170,101	167,277	168,566

Net earnings applicable to common stock	$53,243	$53,243	$81,179	$81,179

Earnings per common share	$0.31	$0.31	$0.49	$0.48

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	168,741	168,741	166,678	166,678
Stock options and restricted stock	—	929	—	1,784

Weighted average common and common equivalent shares outstanding	168,741	169,670	166,678	168,462

Net earnings applicable to common stock	$77,655	$77,655	$170,818	$170,818

Earnings per common share	$0.46	$0.46	$1.02	$1.01

As of June 30, 2005 and 2004, respectively, 4,060,184 and 3,428,688 options to purchase shares of common stock were outstanding (both including shares associated with the Employee Stock Purchase and Loan Plan that are treated as options). As of June 30, 2005 and 2004, respectively, 2,495,520 and 3,298,688 of the total outstanding options were exercisable and 2,476,382 and 1,783,397 were anti-dilutive. In addition, the 1,691,763 restricted common shares granted to employees (see Note 12) are also included in the calculation of weighted average common equivalent diluted shares outstanding for the three and six months ended June 30, 2005.

11.	Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short and long-term debt, non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next six years. The following table sets forth these contractual obligations by fiscal year:

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$—	$970	$970	$970	$970	$219,111	$222,991
Minimum rental and other contractual commitments	8,242	17,083	12,596	12,418	11,761	54,665	116,765
Capital commitments (1)	—	—	—	—	—	—	—

Total Contractual Obligations	$8,242	$18,053	$13,566	$13,388	$12,731	$273,776	$339,756

(1)	The table above excludes $6,746 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot determine when, if ever, the commitments will be called.

The Company also has short-term commercial paper and repurchase agreement liabilities of $7,765,230 and $4,923,394, respectively as of June 30, 2005, as well as $702,636 of securitization financing that matures in 2035. See Note 6 for further information.

As of June 30, 2005, the Company had made interest rate lock agreements with mortgage borrowers and commitments to purchase mortgage loans of $416,230 and $1,984,938, respectively.

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received on the sale of loans in the

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

event that the loans are paid in full by the borrowers during the first year subsequent to the sale date. Generally, the gross contingent liability declines by one-twelfth each month over the twelve month period the contingency exists subsequent to the sale date. The Company maintains a liability reserve for its repurchase and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows during the period since the Company’s acquisition of First NLC through June 30, 2005 (the Company did not maintain a reserve for repurchase and premium recapture obligations prior to the acquisition of First NLC):

Total Reserve
Balance at acquisition of First NLC	$8,238
Provision	531
Charge-offs	(1,695)

Balance, at March 31, 2005	$7,074
Provision	3,174
Charge-offs	(2,253)

Balance, at June 30, 2005	$7,995

The Company’s exposure to repurchase and premium recapture obligations relates primarily to mortgage loans sold over the last three months which totaled $1,096,263. The total gross premium received by First NLC on mortgage loan sales over the last 12 months totaled $112,642. As noted above, the Company’s exposure to premium recapture generally declines by one-twelfth each month after the sale date.

Litigation

As of June 30, 2005, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The Company’s business (through its recently acquired subsidiary First NLC and affiliated entities) includes the origination, acquisition, pooling, securitization and sale of non-conforming residential mortgage loans . Consequently, the Company is subject to additional federal and state laws in this area of operation, including laws relating to lending, consumer protection, privacy and unfair trade practices. Although the Company is not currently involved in any legal proceedings incidental to these operations, it may become so in the future in the normal course of business.

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. The Company refers to these lawsuits as the Weiss et al. putative class action lawsuits. The complaints in these actions are brought under various sections of the Securities Exchange Act of 1934, as amended, and allege misstatements and omissions concerning (i) the SEC and NASD investigations described at page 44 relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the Company’s expected earnings, including the potential adverse impact on the Company of changes in interest rates. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

Shareholders’ Derivative Action

The Company and certain current and former senior officers and directors have been named in a shareholders’ derivative action that is presently pending in the United States District Court for the Southern District of New York. The Company, which is a nominal defendant in this action, refers to this derivative action as the Lemon Bay Partners derivative action. The complaint alleges conduct substantially similar to that alleged in the Weiss et al. putative class action lawsuits described above. The Company has not responded to the complaint and no discovery has commenced. The Company cannot predict the likely outcome of this action or its likely impact on the Company at this time. The Company’s Board of Directors has established a special committee comprised of two independent directors to evaluate shareholder demand letters which contain allegations similar to the Lemon Bay Partners derivative action and to recommend to the Board of Directors whether such a derivative action is in the best interests of the Company.

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

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of June 30, 2005, $2,490 was subject to such potential future reversal.

12.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the six months ended June 30, 2005 and year ended December 31, 2004:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2005
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

2004
December 9, 2004	December 31, 2004	January 28, 2005	$0.39(1)
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46(2)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

(1)	Includes a special dividend of $0.05 per share.

(2)	Includes a special dividend of $0.12 per share.

Restricted Stock

During the six months ended June 30, 2005, the Company granted 500,151 shares of restricted Class A common stock to employees for incentive compensation earned during 2004, and 947,763 additional shares of restricted Class A common stock under the Company’s Stock and Annual Incentive Plans, including 239,323 shares issued in connection with the acquisition of First NLC. As of June 30, 2005, a total of 1,691,763 shares of restricted Class A common stock with an unamortized value of $18,802 is included in deferred compensation in stockholders’ equity.

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the shares of stock purchased under the plan. As of June 30, 2005 and December 31, 2004, the balance outstanding on these

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

loans was $4,176 and $4,890, respectively. During the three and six months ended June 30, 2005, $132 and $285, respectively, of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

13.	Segment Information:

The Company considers its capital markets, asset management, principal investing, and mortgage banking operations to be four separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management includes the Company’s fee based asset management operations. The Company’s principal investing segment includes mortgage related investment activities, and substantially all of the Company’s equity security investing activities. The Company’s mortgage banking segment includes the origination and sale of mortgage loans for residential properties. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. These transactions include investment banking activities provided by the capital markets segment to other segments and the sale of mortgage loans between the mortgage banking and principal investing segments. The following table illustrates the financial information for the Company’s segments for the periods presented:

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations(1)	Consolidated Totals
Three Months Ended June 30, 2005
Net revenues	$130,150	$9,545	$48,124	$27,257	$(7,855)	$207,221
Pre-tax income (loss)	29,485	(734)	41,184	4,326	(7,855)	66,406
Three Months Ended June 30, 2004
Net revenues	$89,971	$5,928	$82,550	$—	$—	$178,449
Pre-tax income (loss)	11,359	(1,375)	72,105	—	—	82,089
Six Months Ended June 30, 2005
Net revenues	$247,934	$19,147	$76,967	$34,844	$(8,718)	$370,174
Pre-tax income (loss)	40,227	115	63,236	1,530	(8,718)	96,390
Six Months Ended June 30, 2004
Net revenues	$216,548	$17,219	$165,392	$—	$—	$399,159
Pre-tax income (loss)	39,766	940	145,912	—	—	186,618

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

14.	Accounting Developments:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands certain guidance in SFAS 123, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method the Company expects to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. In April 2005, the SEC amended the effective date of SFAS 123R to be effective for annual periods that begin after June 15, 2005. We are currently evaluating the effect of adoption of SFAS 123R, but do not expect adoption to have a material effect on our results of operations and financial condition.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

15.	Subsequent Events:

Unsecured Credit Facility

On July 21, 2005, the Company entered into a $200,000, 364-day senior unsecured credit agreement with various U.S. financial institutions. This facility includes a one year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs, and replaces the Company’s previous senior unsecured credit facility that expired on that same date.

Asset Management

In August 2005, the Company made a strategic decision to liquidate three hedge funds where the Company is the general partner or manager. The net assets under management in these funds totaled $190,222 as of June 30, 2005. The liquidation is expected to be completed by September 30, 2005.

Issuance of Long Term Debt

In August 2005, in two transactions the Company issued a total of $60,000 of additional long term debentures through TRS Holdings. This long term debt accrues and requires payments of interest quarterly at a weighted average annual rate of three-month LIBOR plus 2.34%. The principal portion of the debt is due September 2035. However, the Company may redeem the securities in whole at any time or in part from time to time at a redemption amount equal to the principal amount thereof plus accrued interest subsequent to September 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of June 30, 2005 and 2004, and the Notes thereto and the Company’s 2004 Annual Report on Form 10-K.

Business Environment

Our revenues consist primarily of capital raising revenue and advisory fees in investment banking; agency commissions and principal transactions in institutional brokerage; base management fees and incentive allocations and fees in asset management; and net interest income, net investment income, including realized gains from merchant banking investments and mortgage loans, equity method earnings, and dividend income in principal investing and mortgage banking.

The majority of our principal investing is in mortgage investments, particularly mortgage-backed securities (MBS), but we also invest in merchant banking opportunities, including equity securities, mezzanine debt and senior loans, including non-real estate related assets, subject to maintaining our REIT status. As a result of our acquisition of First NLC in February 2005, we have begun to diversify our portfolio of mortgage related investments by holding in our portfolio a portion of the non-conforming residential mortgage loans that First NLC originates. We also have purchased and continue to purchase non-conforming mortgage loans from other originators to add to our portfolio.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Historically, our MBS investments have provided us with higher risk adjusted rates of return than most other investment opportunities we have evaluated. Although increases in short-term rates over the past year have reduced the rate of return on our MBS investments, we have continued to maintain a high allocation of our assets and capital in this sector. There is no assurance that our past experience will be indicative of future results and that MBS investments will provide higher rates of return. Consequently, we continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted returns available. This strategy will cause us to have different allocations of capital in different environments.

Our investment banking (capital raising, merger and acquisition, restructuring, and advisory services), institutional brokerage and asset management revenues are linked to the capital markets business activities. In addition, our business activities are focused in the financial services, real estate, technology, healthcare, energy, and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, revenues can be subject to significant volatility from period to period.

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

Business Environment—(Continued)

In order to profit in this increasingly competitive environment, we continually evaluate each of our businesses across varying market conditions for competitiveness, profitability, and alignment with our long-term strategic objectives, including the diversification of revenue sources. We believe that it is important to diversify and strengthen our revenue base by increasing the segments of our business that offer a recurring and more predictable source of revenue. We may choose, from time to time, to reallocate resources based on the opportunities for profitability and revenue growth for each of our businesses relative to our commitment of resources.

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net income decreased from $81.2 million during the second quarter of 2004 to $53.2 million during the second quarter of 2005. This decrease is primarily due to decreased net interest income in our principal investing activities as a result of increased borrowing costs and decreased realized gains in 2005 as compared to 2004, as well as increased non-interest expenses. These decreases and increases were offset, to some degree, by increased investment banking revenues as well as gains on the sale mortgage loans. Regarding non-interest expenses, the Company continues to make investments in its operations and technology infrastructure in order to address the increase in employees and support growth initiatives. During the first quarter 2005, the Company completed the acquisition of First NLC Financial Services, LLC (First NLC) a non-conforming mortgage originator (see further detail regarding First NLC in the discussion of the Company’s results of operations for the six months ended June 30, 2005). Second quarter 2005 results reflect higher compensation, occupancy and equipment, and other expenses due to the increase in employees and related facilities as a result of the acquisition. Our 2005 net income also includes $13.1 million of income tax expenses as compared to $0.9 million of income tax expenses being recorded in the second quarter of 2004.

The Company’s net revenues increased 16.1% from $178.4 million in 2004 to $207.2 million in 2005 due to the following changes in revenues and interest expense:

Capital raising revenue increased 79.6% from $52.9 million in 2004 to $95.0 million in 2005. The increase is attributable to higher amounts of capital raised per transaction completed in 2005 as compared to 2004. During the second quarter of 2005, the Company managed 16 public equity/debt offerings raising $3.9 billion. During the second quarter of 2004, the Company managed twenty-one public equity/debt offerings raising $2.2 billion. The average size of underwritten equity/debt transactions for which we were a lead or co-manager increased from $105.0 million in 2004 to $246.0 million in 2005. The company also managed 6 asset-backed security offerings during the second quarter of 2005 totaling $4.1 billion in transaction volume. In addition, the Company completed 4 private placements in 2005 generating $65.5 million in revenues compared to two in 2004 generating $21.7 million.

Advisory revenue decreased 32% from $9.1 million in 2004 to $6.2 million in 2005 due primarily to a decrease in advisory engagements.

Institutional brokerage revenue from principal transactions decreased 13% from $5.4 million in 2004 to $4.7 million in 2005 as a result of decreases in both trading gains and trading volume. Institutional brokerage agency commissions decreased 11% from $21.1 million in 2004 to $18.7 million in 2005 as a result of decreases in trading volume.

Asset management base management fees increased 22% from $6.4 million in 2004 to $7.8 million in 2005. The increase is primarily attributable to the increase in productive assets under management from $2.2 billion in 2004 to $2.8 billion in 2005. Asset management incentive allocations and fees increased 150% from a fee reversal of $(1.4) million in 2004 to $0.7 million in 2005 primarily as a result of fund performance during the period and the reversal of incentive allocations from certain investment partnerships.

Revenues from our principal investment and mortgage banking activities, net of related interest expense, totaled $75.4 million for the second quarter of 2005 compared to $84.2 million for the second quarter of 2004. A

Results of Operations—(Continued)

primary source of these revenues is net interest income from mortgage investments, the components of which are summarized in the following table (dollars in thousands).

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$10,941,928	$90,830	3.32%	$10,971,793	$86,490	3.15%
Mortgage loans	2,343,213	41,373	7.06%	—	—	—
Reverse repurchase agreements	270,322	2,437	3.57%	104,834	531	2.00%

	$13,555,463	134,640	3.97%	$11,076,627	87,021	3.14%

Other (1)		202			90

		134,842			87,111

Repurchase agreements	$3,083,976	(23,342)	(2.99)%	$5,870,992	(16,969)	(1.14)%
Commercial paper	7,713,285	(60,084)	(3.08)%	4,580,525	(12,991)	(1.12)%
Mortgage financing credit facilities	1,720,244	(17,169)	(3.95)%	—	—
Securitization financing	399,165	(3,877)	(3.84)%	—	—
Derivative contracts (2)		4,319			(3,432)

	$12,916,670	(100,153)	(3.06)%	$10,451,517	(33,392)	(1.26)%

Net interest income/spread		$34,689	0.91%		$53,719	1.88%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

(2)	Includes the effect of interest rate swap agreements and Eurodollar futures contracts accounted for as cash flow hedges, including hedge ineffectiveness.

As shown in the table above, net interest income decreased by $19.0 million from second quarter 2004 to $34.7 million in the second quarter 2005 due to an increase in interest expense. This increase was due to nine increases in the federal funds rate over the last year. The increase in interest expense was partially offset by increases in the average balance of interest earning assets, particular non-prime mortgage loans which tend to have higher yields than those earned on our MBS portfolio. Premium amortization expense, a component of interest income, totaled $18.5 million in the second quarter of 2005 compared to $20.1 million in the second quarter of 2004.

Other sources of principal investing and mortgage banking revenues are dividends, gains on sale of loans and net investment income. The Company recorded $8.4 million in dividend income from its merchant banking equity investment portfolio for second quarter 2005, compared to $1.7 million during the second quarter 2004. The increase in dividend income was primarily due to an increase in investments making such distributions. The Company also recorded gains on the sale of loans of $14,559 in the second quarter 2005 that are attributable to the acquisition of First NLC in February 2005. Net investment income totaled $17.7 million during the three months ended June 30, 2005, compared to $28.8 million for the same period in 2004, as summarized in the following table (dollars in thousands).

	Three Months Ended June 30,
	2005	2004
Realized gains on sale of available for sale investments, net	$14,216	$39,859
Income/(loss) from equity method investments	2,809	(4,317)
Gains/(losses) on investment securities—marked-to-market, net	837	(6,124)
Other, net	(124)	(586)

	$17,738	$28,832

Results of Operations—(Continued)

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

Other interest expense, primarily relating to long term debt issued through FBR TRS Holdings, increased from $1.3 million in 2004 to $3.1 million in 2005 due to increased long term borrowing of $145.5 million since June of 2004.

Total non-interest expenses increased 46.1% from $96.4 million in 2004 to $140.8 million in 2005 due primarily to increases in employees and the acquisition of First NLC. This increase is due to increased variable compensation due to the change in revenue mix from principal investing to investment banking, increased headcount at the Company, investments in facilities and technology and also costs associated First NLC’s operations.

Compensation and benefits expense increased 38.6% from $57.7 million in 2004 to $80 million in 2005. This increase was primarily due to increased headcount as a result of the acquisition of First NLC as well as increased variable compensation in 2005 as compared to 2004 as a result of the change in the mix of net revenues in 2005 as compared to 2004, with investment banking revenues comprising a significantly larger percentage of net revenues in 2005. This increase in variable compensation was offset, to some degree, by a reduction in executive officer variable compensation. Certain executive officers elected to relinquish $7.3 million of variable cash compensation associated with the Company’s earnings during the first two quarters of 2005. As a percentage of net revenues, compensation and benefits expense increased from 32.3% in 2004 to 38.6% in 2005 due primarily to the change in the mix of net revenues discussed above. In conjunction with the relinquishment of variable cash compensation described above, in July 2005 the Board of Directors approved restricted stock grants totaling approximately $5.8 million to these executive officers. These grants were made in August 2005 and are subject to forfeiture restrictions that lapse ratably over the three year period after the date of grant.

Business development expenses increased 34.8% from $8.9 million in 2004 to $12.0 million in 2005. This increase is primarily due to an increase in travel costs and business promotions related to the mortgage origination services of the Company as a result of the acquisition of First NLC. In addition, the Company incurred an increase in costs associated with its sponsorship of two conferences in the second quarter.

Professional services increased 33% from $15.1 million in 2004 to $20.2 million in 2005 primarily due to increases in accounting and consultants fees related to integration of First NLC operations into the control structure of the Company and legal costs associated with the proposed NASD and SEC settlements.

Clearing and brokerage fees decreased 22% from $2.6 million in 2004 to $2.0 million in 2005 due to decreased institutional brokerage volume and related revenue. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased by 1.2% from 9.9% in 2004 to 8.7% in 2005. The percentage decrease was driven by changes in the terms of the Company’s clearing agreement.

Occupancy and equipment expense increased 167% from $3.3 million in 2004 to $8.8 million in 2005 primarily due to the investments made in the expanding of office space at the Arlington, New York, and Boston offices and upgrade of technology to accommodate the increase in headcount during 2004, as well as the increase in the Company’s headcount related to the acquisition of First NLC. Total employees as of June 30, 2005 were 2,226, including 1,447 First NLC employees, compared to 626 employees as of June 30, 2004.

Communications expense increased 56% from $3.4 million in 2004 to $5.3 million in 2005 primarily due to increased costs related to market data and customer trading services and the acquisition of First NLC.

Results of Operations—(Continued)

Other operating expenses increased 131% from $5.4 million in 2004 to $12.5 million in 2005. This change reflects approximately $2.7 million in servicing fees related to the mortgage loan portfolio, costs related to First NLC’s operations of $2.1 million which includes $0.9 million of amortization for the identified broker relationship intangible asset, and increase in business registration fees of $0.9 million.

The total income tax provision increased from $0.9 million in 2004 to $13.2 million in 2005 due to increased taxable income related to the investment banking and mortgage banking operations in 2005 as compared to 2004. The Company’s effective tax rate at its taxable REIT subsidiaries was 39.6% for the three months ended June 30, 2005 compared to 39.5% in 2004.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net income decreased from $170.8 million in 2004 to $77.7 million in 2005. This decrease is primarily due to decreased net interest income in our principal investing activities as a result of increased borrowing costs and decreased realized gains in 2005 as compared to 2004, as well as increased non-interest expenses. These decreases and increases were offset, to some degree, by increased investment banking revenues as well as gains on the sale of mortgage loans. Regarding non-interest expenses, the Company recognized $7.5 million in expenses in the first quarter of 2005 related to proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation relating to charges concerning the Company’s trading in a company account and the offering of a private investment in public equity on behalf of a public company in 2001. In addition, the Company continues to make investments in its operations and technology infrastructure in order to address the increase in employees and support growth initiatives. During the first quarter 2005, the Company completed the acquisition of First NLC a non-conforming mortgage originator (see below). First and second quarter 2005 results reflect higher compensation, including certain non-recurring compensation payments related to the acquisition of First NLC, occupancy and equipment, and other expenses due to the increase in employees and related facilities as a result of the acquisition. Our 2005 net income also includes $18.7 million of income tax expenses as compared to $15.8 million of income tax expenses being recorded in the first half of 2004.

On February 16, 2005, the Company completed the acquisition of First NLC, a non-conforming residential mortgage loan originator located in Boca Raton, Florida for $98.6 million in a combination of cash and stock. First NLC currently operates in 40 states and originates loans through both wholesale and retail channels. First NLC is part of the Company’s principal investing group but operates as a wholly owned subsidiary. The Company expects that the acquisition of First NLC will assist in expanding and adding flexibility to the Company’s mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions.

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

The $98.6 million purchase price included cash of $72.1 million, issuance of 1,270,548 shares of FBR Class A common stock at a price of $19.22 per share for a total of $24.4 million, and estimated direct acquisition costs of $2.1 million.

The Company’s net revenues decreased 7.3% from $399.2 million in 2004 to $370.2 million in 2005 due to the following changes in revenues and interest expense:

Capital raising revenue increased 27.5% from $142.7 million in 2004 to $181.9 million in 2005. The increase is attributable to higher amounts of capital raised per transaction completed in 2005 as compared to

Results of Operations—(Continued)

2004. During the first half of 2005, the Company managed 31 public equity/debt offerings raising $7.3 billion. During the first half of 2004, the Company managed 41 public equity/debt offerings raising $5.8 billion. The average size of underwritten equity/debt transactions for which we were a lead or co-manager increased from $141.3 million in 2004 to $235.8 million in 2005. The company also managed 11 asset-backed security offerings during the first half of 2005 totaling $7.9 billion in transaction volume. In addition, the Company completed 6 private placements in 2005 generating $106.7 million in revenues compared to five in 2004 generating $48.7 million.

Advisory revenue decreased 30% from $10.4 million in 2004 to $7.3 million in 2005 due primarily to a decrease in advisory engagements.

Institutional brokerage revenue from principal transactions decreased 9.6% from $11.4 million in 2004 to $10.3 million in 2005 as a result of decreases in both trading gains and trading volume. Institutional brokerage agency commissions decreased 18.7% from $50.2 million in 2004 to $40.8 million in 2005 as a result of decreases in trading volume.

Asset management base management fees increased 26.4% from $12.9 million in 2004 to $16.3 million in 2005. The increase is primarily attributable to the increase in productive assets under management from $2.2 million in 2004 to $2.8 million in 2005. Asset management incentive allocations and fees decreased 75% from $1.2 million in 2004 to $0.3 million in 2005 primarily as a result of fund performance during the period and the reversal of incentive allocations from certain investment partnerships.

Revenues from our principal investment and mortgage banking activities, net of related interest expense, totaled $114.3 million for the first half of 2005 compared to $166.9 million for the first half of 2004. A primary source of these revenues is net interest income from mortgage investments, the components of which are summarized in the following table (dollars in thousands).

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$11,232,277	$189,491	3.37%	$10,729,001	$173,301	3.23%
Mortgage loans	1,346,827	47,732	7.09%	—	—
Reverse repurchase agreements	330,097	5,476	3.30%	52,417	531	2.00%

	$12,909,201	242,699	3.76%	$10,781,418	173,832	3.22%

Other (1)		531			2,274

		243,230			176,106

Repurchase agreements	$3,475,342	(48,136)	(2.76)%	$5,486,059	(31,924)	(1.15)%
Commercial paper	7,518,789	(107,554)	(2.85)%	4,559,392	(26,047)	(1.13)%
Mortgage financing credit facilities	1,039,678	(20,416)	(3.91)%	—	—
Securitization	199,583	(3,877)	(3.86)%	—	—
Derivative contracts (2)		7,340			(7,063)

	$12,233,392	(172,643)	(2.81)%	$10,045,451	(65,034)	(1.28)%

Net interest income/spread		$70,587	0.95%		$111,072	1.94%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets. Other interest income in the first half of 2004 includes $2.1 million of income related to bridge financing arrangements.

(2)	Includes the effect of interest rate swap agreements and Eurodollar futures contracts accounted for as cash flow hedges, including hedge ineffectiveness.

Results of Operations—(Continued)

As shown in the table above, net interest income decreased by $38.2 million from the six months ended June 30, 2004 to the six months ended June 30, 2005 due to an increase in interest expense. This increase was due to nine increases in the federal funds rate over the last year. The increase in interest expense was partially offset by increases in the average balance of interest earning assets particularly non-prime mortgage loans which tend to have higher yields than those earned on our MBS portfolio. Premium amortization expense totaled $36.8 million in the first half of 2004 compared to $33.1 million in the first half of 2005.

Other sources of principal investing and mortgage banking revenues are dividends, gain on sale of loans and net investment income. The Company recorded $11.8 million in dividend income from its merchant banking equity investment portfolio for the first half of 2005, compared to $2.7 million during the first half of 2004. The increase in dividend income was primarily due to an increase in such distributions. The Company also recorded gains on sale of loans of $18.0 million during the first six months of 2005 that are attributable to the acquisition of First NLC in February 2005. Net investment income totaled $13.9 million during the six months ended June 30, 2005, compared to a gain of $55.4 million for the same period in 2004. The following table summarizes the components of net investment income (dollars in thousands).

	Six Months Ended June 30,
	2005	2004
Realized gains on sale of available for sale investments, net	$14,018	$52,925
(Loss)/income from equity method investments	(436)	674
Gains on investment securities—marked-to-market, net	245	2,278
Other, net	53	(436)

	$13,880	$55,441

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

Other interest expense, primarily relating to long term debt issued through FBR TRS Holdings, increased from $1.3 million in 2004 to $4.9 million in 2005 due to increased long term borrowing of $145.5 million since June of 2004.

Total non-interest expenses increased 28.8% from $212.5 million in 2004 to $273.8 million in 2005 due primarily to increases in employees and the acquisition of First NLC. In addition, the Company recognized an expense of $7.5 million based on the estimated settlements with the SEC and the NASD’s Department of Market Regulation.

Compensation and benefits expense increased 17.5% from $132.6 million in 2004 to $155.8 million in 2005. This increase was primarily due to increased headcount as a result of the acquisition of First NLC as well as increased variable compensation in 2005 as compared to 2004 as a result of the change in the mix of net revenues in 2005 as compared to 2004, with investment banking revenues comprising a significantly larger percentage of net revenues in 2005. This increase in variable compensation was offset, to some degree, by a reduction in executive officer variable compensation. Certain executive officers elected to relinquish $7.3 million of variable cash compensation associated with the Company’s earnings during the first two quarters of 2005. As a percentage of net revenues, compensation and benefits expense increased from 33.2% in 2004 to 42% in 2005 due to the effects of the acquisition of First NLC and the change in the mix of net revenues noted above. In conjunction with the relinquishment of variable cash compensation described above, in July 2005 the Board of Directors approved restricted stock grants totaling approximately $5.8 million to these executive officers. These grants were made in August 2005 and are subject to forfeiture restrictions that lapse ratably over the three year period after the date of grant.

Results of Operations—(Continued)

Business development expenses increased 7.3% from $25.4 million in 2004 to $27.4 million in 2005. This increase is primarily due to an increase in travel costs and business promotions related to the mortgage origination services of the Company as a result of the acquisition of First NLC

Professional services increased 34% from $25.2 million in 2004 to $33.8 million in 2005 primarily due to increases in accounting and consultants fees related to Sarbanes-Oxley compliance performed in the first quarter, consultant fees related to the integration of First NLC operations into the internal control structure of the Company, legal costs associated with the proposed settlements with the SEC and NASD as discussed above, and sub-advisory fees related to the increase in assets under management.

Clearing and brokerage fees decreased 24.1% from $5.4 million in 2004 to $4.1 million in 2005 due to decreased institutional brokerage volume and related revenue. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased by 0.7% from 8.7% in 2004 to 8% in 2005.

Occupancy and equipment expense increased 133.9% from $6.2 million in 2004 to $14.5 million in 2005 primarily due to the investments made in the expanding of office space at the Arlington, New York, and Boston offices and upgrade of technology to accommodate the increase in headcount during the full year 2004 and to-date during 2005, as well as the increase in the Company’s headcount related specifically to the acquisition of First NLC at June 30, 2005 as compared to June 30, 2004. Total employees as of June 30, 2005 were 2,226, including 1,447 First NLC employees, compared to 626 employees as of June 30, 2004.

Communications expense increased 45.3% from $6.4 million in 2004 to $9.3 million in 2005 primarily due to increased costs related to market data and customer trading services and the acquisition of First NLC.

Other operating expenses increased 154.9% from $11.3 million in 2004 to $28.8 million in 2005. This change reflects $7.5 million relating to the proposed settlements with the SEC and the NASD’s Department of Market Regulation as discussed above, loan servicing fees of $2.7 million, costs related to First NLC’s operations of $3.9 million which includes amortization of the identified broker relationship intangible of $1.2 million, and increase in business registration fees of $0.9 million, and increased 12b-1 fees of $0.5 million.

The total income tax provision increased from $15.8 million in 2004 to $18.7 million in 2005 due to increased taxable income in 2005 as compared to 2004. The Company’s effective tax rate at its taxable REIT subsidiaries was 47.3% for the six months ended June 30, 2005 due to the non-deductible nature of the $7.5 million accrued during the period relating to the Company’s proposed settlements with the SEC and the NASD’s Department of Market Regulation. Otherwise, the 2005 effective tax rate would be comparable to 2004.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer and banking subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of repurchase agreement and commercial paper borrowings, securitization borrowings, principal and interest payments on mortgage loans and mortgage-backed securities, dividends on equity securities, proceeds from sales of investments, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under lines of credit, and future issuances of common stock, preferred stock, or debt.

Liquidity and Capital Resources—(Continued)

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

As of June 30, 2005, the Company’s indebtedness totaled $14.1 billion, which resulted in a leverage ratio of 9.3. to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding and Arlington Funding and long-term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings. Such long-term debt issuances have totaled $217.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of June 30, 2005, we had $222.9 million of long-term corporate debt.

In May 2005, we issued $717 million of mortgage-backed bonds through a securitization trust to finance a portion of the Company’s portfolio of loans held for investment. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 3.80% as of June 30, 2005.

In June 2005, the Company through FBR & Co. obtained a $100 million temporary subordinated loan from a subsidiary of its clearing broker. Proceeds of this borrowing are allowable for net capital purposes and were used by the Company in connection with regulatory capital requirements to support underwriting activity. Interest on this loan accrued at an annual rate of three-month LIBOR plus 4%. The loan was repaid in July 2005.

In July 2005, we renewed a $200 million, 364-day senior unsecured credit agreement with various financial institutions. This facility includes a one-year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs.

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

Arlington Funding is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgage loans and providing warehouse financing in the form of reverse repurchase agreements to us and our affiliates, and with mortgage originators with which we have a relationship. We serve as administrator for Arlington Funding’s commercial

Liquidity and Capital Resources—(Continued)

paper program and provide collateral as well as guarantees for commercial paper issuances. Through these arrangements we are the primary beneficiary of Arlington Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5 billion.

The following table provides additional information regarding the Company’s indebtedness (dollars in millions).

As of June 30, 2005
Long-term debt	$222,991
Securitization financing	702,636
Mortgage financing credit facilities	2,226,567
Commercial paper and repurchase agreements borrowings:
Outstanding balance	10,462,057
Weighted-average rate	3.27%
Weighted-average effective rate (1)	3.21%
Weighted-average term to maturity	28.0 days
Weighted-average effective reset date (1)	64.3 days

(1)	Effective rate and reset date considers the effect of interest rate swaps and Eurodollar futures contracts, which effectively convert these short-term borrowings into longer-term funding.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of June 30, 2005, liquid assets consisted primarily of cash and cash equivalents of $299.4 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $10.6 billion in MBS, $3.1 billion in non-conforming loans, $433.2 million in long-term investments, $489.3 million in marketable trading securities, and a receivable due from our clearing broker of $45.5 million at June 30, 2005. As of June 30, 2005, we had commitments to purchase or originate $2.4 billion of non-conforming mortgage loans.

As of June 30, 2005, our mortgage-backed securities portfolio was comprised primarily of agency mortgage-backed ARM and Hybrid ARM securities. Excluding principal receivable, which totaled $65.9 million, the total par value of the portfolio was $10.7 billion and the market value was $10.6 billion. As of June 30, 2005, the weighted average coupon of the portfolio was 4.03%. Our non-conforming mortgage loan portfolio is also comprised mostly of Hybrid ARMS. As of June 30, 2005, the principal balance of the mortgage loan portfolio was $3.0 billion and the weighted average coupon was 7.32%. The actual yield of the MBS and the mortgage portfolio is affected by the price paid to acquire or the deferred net costs incurred to originate the investment. Our cost basis in MBS and mortgages is normally greater than the par value (i.e., a premium) resulting in the yield being less than the stated coupon. At June 30, 2005, the MBS portfolio had a net premium of $164.2 million (1.56% of the unpaid principal balance or par value) and the mortgage portfolio had a net premium of $78.4 million (2.61%), including deferred net origination costs and purchase price adjustments associated with the acquisition of First NLC. The weighted average yield on the mortgage portfolio was 7.13% as of June 30, 2005. Based on the amount of the premium and our estimates of future prepayments, the weighted average yield of the mortgage-backed securities portfolio was 3.30% as of June 30, 2005. Management’s estimate of prepayments, which was equivalent to a lifetime CPR of approximately 25%, is based on historical performance and estimates of future performance, including historical CPRs, interest rates and characteristics of the mortgage-backed securities portfolio, including Hybrid ARM type, age, and the weighted average coupon of the loans underlying the securities assessed in relation to current market data.

Liquidity and Capital Resources—(Continued)

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner, our investment in Capital Crossover Partners (a partnership we do not manage), and our investment in preferred equity of a privately held company. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

The following table provides additional detail regarding the Company’s merchant banking investments as of June 30, 2005 (dollars in thousands).

	Shares	Cost Basis	Fair Value
Merchant Banking Investments
Aames Investment Corporation	4,939,900	$39,050	$48,016
Asset Capital Corporation, Inc.(1),(2)	664,757	5,255	5,255
Cmet Finance Holdings, Inc.(1),(2)	65,000	6,150	6,150
ECC Capital Corp.(1),(2)	3,940,110	25,000	26,241
Fieldstone Investment Corporation(1),(2)	3,588,329	49,734	51,672
Government Properties Trust	210,000	2,100	2,041
JER Investors Trust(1),(2)	377,350	5,264	5,264
KKR Financial Corp.(1),(2)	1,250,000	23,250	31,250
Medical Properties Trust, Inc.(1),(2)	1,795,571	16,180	16,180
New Century Financial Corporation(1),(2)	636,885	35,050	32,768
New York Mortgage Trust, Inc.	200,000	1,760	1,814
People’s Choice Financial Corporation(1),(2)	3,500,000	32,900	32,900
Quanta Capital Holdings Ltd.	2,870,620	26,697	17,884
Saxon Capital, Inc.	1,830,000	33,213	31,238
Specialty Underwriters Alliance, Inc.(1),(2)	1,242,410	10,977	11,318
Taberna Realty Finance Trust(1),(2)	537,537	5,000	5,000
Tower Group, Inc.(1),(2)	500,000	4,250	7,815
Vintage Wine Trust, Inc.(1),(2)	1,075,269	10,000	10,000
Whittier Energy Corporation (convertible preferred)(1),(2)	89,606	5,000	5,000
Preferred equity investment	—	5,000	5,000
Other	—	1,702	1,538

Total Merchant Banking Investments		$343,532	$354,344

(1)	As of June 30, 2005, the Company is restricted from selling its shares based on the terms of its purchase.

(2)	As of June 30, 2005, these shares are not registered for public trading.

Net unrealized gains and losses related to our MBS and merchant banking investments that are included in “accumulated other comprehensive loss” in our balance sheet totaled $(129) million and $11.1 million, respectively, as of June 30, 2005. If we choose to liquidate these securities or we determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

Regulatory Capital

FBR & Co. and FBR Investment Services, Inc. (FBRIS), as U.S. broker-dealers, are registered with the SEC and are members of NASD. Additionally, Friedman, Billings, Ramsey International, Ltd. (FBRIL), our U.K. broker-dealer,

Liquidity and Capital Resources—(Continued)

is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of June 30, 2005, FBR & Co. had regulatory net capital as defined of $175.1 million, which exceeded its required net capital of $7.1 million by $168 million, FBRIS and FBRIL had regulatory net capital as defined in excess of the amounts required.

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

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2005, FBR Bank meets all capital adequacy requirements to which it is subject.

Dividends

The Company declared the following distributions during the six months ended June 30, 2005 and year ended December 31, 2004:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2005
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

2004
December 9, 2004	December 31, 2004	January 28, 2005	$0.39(1)
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46(2)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

(1)	Includes a special dividend of $0.05 per share.

(2)	Includes a special dividend of $0.12 per share.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$—	$970	$970	$970	$970	$219,111	$222,991
Minimum rental and other contractual commitments	8,242	17,083	12,596	12,418	11,761	54,665	116,765
Capital commitments (1)	—	—	—	—	—	—	—

Total Contractual Obligations	$8,242	$18,053	$13,566	$13,388	$12,731	$273,776	$339,756

(1)	The table above excludes $6.7 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot determine when, if ever, the commitments will be called.

The Company also has short term commercial paper and repurchase agreement liabilities of $7.8 billion and $4.9 billion, respectively as of June 30, 2005, as well as $0.7 billion of securitization financing that matures in 2035. See Note 6 for further information.

Liquidity and Capital Resources—(Continued)

As of June 30, 2005, the Company had made forward commitments with mortgage borrowers and commitments to purchase mortgage loans of $416 million and $2.0 billion, respectively.

In July 2004, the Company entered into a one-year mortgage loan guarantee agreement with a financial institution (the Agreement) the terms of which require that the Company purchase up to $250 million of mortgage loans upon an event of default by a mortgage originator under a related short-term repurchase agreement financing transaction with the financial institution. The Agreement is accounted for as a guarantee by the Company under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34,” (FIN 45). Pursuant to FIN 45, the fair value of this guarantee has been recorded on the Company’s balance sheet with a fair value of approximately $1.0 million. As of June 30, 2005 and to-date, the Company has not been required to purchase mortgage loans under the Agreement. The Company receives a fee for this guarantee of 0.15% of the aggregate repurchase agreement borrowings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or, a change in the credit rating of an issuer. The Company is exposed to the following market risks as a result of its investments in mortgage-backed securities, mortgage loans and equity investments. Except for trading securities held by FBR & Co. and certain mortgage-backed securities designated as trading, none of these investments is held for trading purposes.

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is subject to interest-rate risk as a result of its principal investment and mortgage banking activities. Through these activities, the Company invests in mortgage-backed securities and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps and Eurodollar futures contracts. The counterparty to the Company’s interest rate swap agreement and Eurodollar futures contracts at June 30, 2005 are U.S. financial institutions.

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

Interest Rate Risk—(Continued)

The table that follows shows the expected change in market value for the Company’s current mortgage-backed securities, mortgage loans, interest-rate swaps and Eurodollar futures related to the Company’s principal investment and mortgage banking activities under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2005.” Actual results could differ significantly from these estimates. The estimated change in value of the mortgages loans and mortgage-backed securities reflects an effective duration of 1.47 years and 1.23 years, respectively. The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the mortgage-backed securities, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at June 30, 2005	Value at June 30, 2005 with 100 basis point increase in interest rates	Percent Change	Value at June 30, 2005 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$10,622,271	$10,499,584	(1.15)%	$10,690,784	0.64%
Mortgage loans	3,075,753	2,998,398	(2.51)%	3,112,816	1.21%
Derivative assets	4,608	(42,109)	(1,013.82)%	19,975	333.49%
Reverse repurchase agreements	243,222	243,222		243,222
Other	1,710,903	1,710,903		1,710,903

Total Assets	$15,656,757	$15,409,998	(1.58)%	$15,777,700	0.77%

Liabilities
Repurchase agreements and commercial paper	$12,688,624	$12,688,624		$12,688,624
Securitization financing	702,636	702,636		702,636
Other	746,476	746,476		746,476

Total Liabilities	14,137,736	14,137,736	0%	14,137,736	0%

Shareholders’ Equity	1,519,021	1,272,262	(16.24)%	1,639,964	7.96%

Total Liabilities and Shareholders’ Equity	$15,656,757	$15,409,998	(1.58)%	$15,777,700	0.77%

Book Value per Share	$8.96	$7.56	(16.24)%	$9.67	7.96%

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

Interest Rate Risk—(Continued)

Other

The value of our direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, many of the companies are exposed to risks similar to those identified above as being applicable to our own investments in mortgage-backed securities and mortgage loans. Additionally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which we invest has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of the companies in which we have invested.

Equity Price Risk

The Company is exposed to equity price risk as a result of its investments in marketable equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of June 30, 2005 (dollars in thousands, except per share amounts).

	Value at June 30, 2005	Value of Equity at June 30, 2005 with 10% Increase in Price	Percent Change	Value at June 30, 2005 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$356,359	$391,995	10%	$320,723	(10)%
Equity method investments	58,647	64,512	10%	52,782	(10)%
Investment securities-marked to market	6,089	6,698	10%	5,480	(10)%
Other long-term investments	12,111	12,111		12,111
Trading securities – equities	6,826	7,509	10%	6,143	(10)%
Other	15,216,725	15,216,725		15,216,725

Total Assets	$15,656,757	$15,699,550	0.27%	$15,613,964	(0.27)%

Liabilities	$14,137,736	$14,137,736		$14,137,736

Shareholders’ Equity
Common stock	1,719	1,719		1,719
Paid-in-capital	1,537,260	1,537,260		1,537,260
Employee stock loan receivable	(4,176)	(4,176)		(4,176)
Deferred compensation	(18,802)	(18,802)		(18,802)
Accumulated comprehensive income	(112,934)	(77,298)	31.55%	(148,570)	(31.55)%
Retained earnings	115,954	123,111	6.17%	108,797	(6.17)%

Total Shareholders’ Equity	1,519,021	1,561,814	2.82%	1,476,228	(2.82)%

Total Liabilities and Shareholders’ Equity	$15,656,757	$15,699,550	0.27%	$15,613,964	(0.27)%

Book Value per Share	$8.96	$9.21	2.82%	$8.70	(2.82)%

Equity Price Risk—(Continued)

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

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Regulatory Investigations

As previously reported on Form 8-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, on April 26, 2005, the Company announced that its broker-dealer subsidiary, FBR & Co., has proposed a settlement to the staff of the Division of Enforcement (SEC staff) of the Securities and Exchange Commission (Commission) and the staff of the Department of Market Regulation of NASD (NASD staff) to resolve ongoing, previously disclosed investigations by the SEC and NASD staffs. The proposed settlement concerns insider trading and other charges related to the Company’s trading in a company account and the offering of a private investment in public equity on behalf of CompuDyne, Inc. in October 2001.

In the SEC proceeding, FBR & Co., without admitting or denying any wrongdoing, proposed to pay disgorgement, civil penalties and interest totaling approximately $3.5 million and to consent to the entry of a permanent injunction with respect to violations of the antifraud provisions of the federal securities laws, and agreed to consent to an administrative proceeding in which FBR & Co. would be subjected to a censure and agree to certain additional undertakings including engagement of an independent consultant to review its procedures and oversee the implementation of improvements. FBR & Co. has requested that the SEC staff recommend to the Commission that such an offer of settlement be approved, pending final negotiation of the settlement language. The offer of settlement is subject to approval by the Commission, and the Commission may accept, reject or impose further conditions or other modifications to some or all of the terms of the proposed settlement. Furthermore, there are no assurances regarding the Commission’s consideration or determination of any offer of settlement, and no settlement is final unless and until approved by the Commission.

In the parallel NASD proceeding, without admitting or denying any wrongdoing, FBR & Co. has proposed a settlement of alleged violations of the antifraud provisions of the federal securities laws and applicable NASD Rules. FBR & Co. would also agree to the same undertakings provided for in the proposed settlement with the SEC, and to pay a fine of $4 million to the NASD. The proposed settlement must be reviewed and accepted by the NASD.

The proposed SEC and NASD settlements are subject to FBR & Co. obtaining relief from certain statutory disqualifications, and the SEC staff can make no assurance that any or all of the requested relief will be granted by the Commission. The Company recorded a $7.5 million charge in its 2005 first quarter with respect to the proposed settlements with the SEC and NASD.

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. The Company refers to these lawsuits as the Weiss et al. putative class action lawsuits. The complaints in these actions are brought under various sections of the Securities Exchange Act of 1934, as amended, and allege misstatements and omissions concerning (i) the SEC and NASD investigations described above relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the Company’s expected earnings, including the potential adverse impact on the Company of changes in interest rates. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

Shareholders’ Derivative Action

The Company and certain current and former senior officers and directors have been named in a shareholders’ derivative action that is presently pending in the United States District Court for the Southern District of New York. The Company, which is a nominal defendant in this action, refers to this derivative action as the Lemon Bay Partners derivative action. The complaint alleges conduct substantially similar to that alleged in the Weiss et al. putative class action lawsuits described above. The Company has not responded to the complaint and no discovery has commenced. The Company cannot predict the likely outcome of this action or its likely impact on the Company at this time. The Company’s Board of Directors has established a special committee comprised of two independent directors to evaluate shareholder demand letters which contain allegations similar to the Lemon Bay Partners derivative action and to recommend to the Board of Directors whether such a derivative action is in the best interests of the Company.

Other Legal Proceedings

As previously reported in the Company’s Annual Report on 10-K for the year ended December 31, 2004, one of the Company’s investment adviser subsidiaries, Money Management Associates, Inc. (MMA) and one of its now closed mutual funds are involved in an investigation by the SEC with regard to certain losses sustained by the fund in 2003. The Company continues to cooperate fully with the investigation, and to date the investigation is continuing. Since no proceedings have been initiated in this investigation, it is inherently difficult to predict its outcome or potential affect on MMA or the Company. It is possible that the SEC may initiate proceedings as a result of its investigations, and any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against MMA or one or more of its officers or employees.

Except as described above, as of June 30, 2005, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of Friedman, Billings, Ramsey Group, Inc., held on June 9, 2005, the shareholders re-elected each of the following directors:

Nominee for Director	Votes in Favor	Votes Withheld
Eric F. Billings	190,731,266	5,643,302
W. Russell Ramsey	183,880,667	12,493,901
Daniel J. Altobello	191,691,110	4,683,459
Peter A. Gallagher	191,583,293	4,791,276
Stephen D. Harlan	191,887,404	4,487,164
Russell C. Lindner	185,109,194	11,265,374
Wallace L. Timmeny	159,298,421	37,076,147
John T. Wall	191,721,713	4,652,856

The following other matter was approved by the shareholders:

	Votes in Favor	Votes Against	Votes Abstaining
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2005.	195,078,177	1,047,104	249,285

Item 5.	Other Information

Recent Development

In August 2005, the Company made a strategic decision to liquidate three hedge funds where the Company is the general partner or manager. The net assets under management in these funds totaled $190.2 million as of June 30, 2005. The liquidation is expected to be completed by September 30, 2005.

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

Date: August 9, 2005

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: August 9, 2005