Form 10-Q
period 2005-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2005-11-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	159,056,784 shares as of October 28, 2005
Class B Common Stock	13,480,249 shares as of October 28, 2005

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes — (unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$181,534	$224,371
Restricted cash	21,576	7,156
Receivables:
Interest	91,164	46,324
Due from servicer	86,345	—
Securities sold	63,064	—
Other	46,615	28,556
Investments:
Mortgage-backed securities, at fair value	9,268,662	11,726,689
Loans held for investment, net	6,999,409	—
Loans held for sale, net	1,541,283	—
Long-term investments	361,131	441,499
Reverse repurchase agreements	488,113	183,375
Trading securities, at fair value	1,429,547	7,744
Due from clearing broker	162,759	95,247
Goodwill	160,525	108,013
Intangible assets, net	27,880	14,404
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $28,619 and $22,889, respectively	40,602	18,733
Prepaid expenses and other assets	100,948	26,177

Total assets	$21,071,157	$12,928,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold but not yet purchased, at fair value	$156,428	$17,176
Commercial paper	8,214,835	7,294,949
Repurchase agreements	6,853,306	3,467,569
Securities purchased	—	144,430
Dividends payable	58,616	65,870
Interest payable	19,943	5,894
Accrued compensation and benefits	56,374	131,218
Accounts payable, accrued expenses and other liabilities	123,689	94,288
Temporary subordinated loan payable	100,000	—
Securitization financing for loans held for investment, net	3,809,901	—
Long-term debt	283,928	128,370

Total liabilities	19,677,020	11,349,764

Commitments and Contingencies (Note 11)
Shareholders’ equity:
Preferred Stock	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 157,400,117 and 143,967,205 shares issued and outstanding, respectively	1,574	1,440
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 15,130,249 and 24,929,599 shares issued and outstanding, respectively	151	249
Additional paid-in capital	1,544,661	1,483,640
Employee stock loan receivable (591,342 and 711,343 shares)	(4,242)	(4,890)
Deferred compensation	(20,295)	(16,863)
Accumulated other comprehensive loss, net	(209,168)	(38,162)
Retained earnings	81,456	153,110

Total shareholders’ equity	1,394,137	1,578,524

Total liabilities and shareholders’ equity	$21,071,157	$12,928,288

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenues:
Investment banking:
Capital raising	$86,035	$130,019
Advisory	3,026	11,602
Institutional brokerage:
Principal transactions	4,348	4,241
Agency commissions	20,445	18,505
Mortgage trading interest	11,304	—
Mortgage trading net investment loss	(2,401)	—
Asset management:
Base management fees	7,914	7,044
Incentive allocations and fees	832	1,737
Principal investment:
Interest	144,401	88,035
Net investment income	4,866	19,090
Dividends	8,772	5,820
Mortgage banking:
Interest	29,383	—
Gain on sale of loans, net	17,600	—
Other	3,376	1,827

Total revenues	339,901	287,920
Interest expense	156,373	44,265
Provision for loan losses	4,890	—

Revenues, net of interest expense and provision for loan losses	178,638	243,655

Non-Interest Expenses:
Compensation and benefits	88,348	95,824
Professional services	16,158	13,421
Business development	8,815	8,284
Clearing and brokerage fees	2,363	1,556
Occupancy and equipment	9,397	3,898
Communications	5,561	3,348
Other operating expenses	16,861	4,846

Total non-interest expenses	147,503	131,177

Net income before income taxes	31,135	112,478
Income tax provision	8,090	20,329

Net income	$23,045	$92,149

Basic earnings per share	$0.14	$0.55

Diluted earnings per share	$0.14	$0.55

Dividends declared per share	$0.34	$0.34

Weighted average shares outstanding:
Basic	169,745	167,593

Diluted	170,490	168,800

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Revenues:
Investment banking:
Capital raising	$267,887	$272,695
Advisory	10,344	22,027
Institutional brokerage:
Principal transactions	14,162	15,686
Agency commissions	61,772	68,702
Mortgage trading interest	11,304	—
Mortgage trading net investment loss	(2,401)	—
Asset management:
Base management fees	24,195	19,963
Incentive allocations and fees	1,187	2,958
Principal investment:
Interest	360,021	264,141
Net investment income	18,746	74,531
Dividends	20,583	8,475
Mortgage banking:
Interest	56,993	—
Gain on sale of loans, net	35,640	—
Other	9,327	4,824

Total revenues	889,760	754,002
Interest expense	334,920	111,188
Provision for loan losses	6,028	—

Revenues, net of interest expense and provision for loan losses	548,812	642,814

Non-Interest Expenses:
Compensation and benefits	244,162	228,411
Professional services	49,994	38,635
Business development	36,215	33,707
Clearing and brokerage fees	6,435	6,937
Occupancy and equipment	23,893	10,128
Communications	14,893	9,732
Other operating expenses	45,695	16,168

Total non-interest expenses	421,287	343,718

Net income before income taxes	127,525	299,096
Income tax provision	26,825	36,129

Net income	$100,700	$262,967

Basic earnings per share	$0.60	$1.57

Diluted earnings per share	$0.59	$1.56

Dividends declared per share	$1.02	$1.14

Weighted average shares outstanding:
Basic	169,166	166,975

Diluted	170,122	168,500

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compen- sation	Accumulated Other Compre- hensive Income (loss)	Retained Earnings	Total	Compre- hensive Income (Loss)
Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

Net Income									349,559	349,559	$349,559
Conversion of Class B shares to Class A shares	942,500	10	(942,500)	(10)						—
Issuance of Class A common shares	2,003,385	20			40,003		(14,660)			25,363
Repayment of employee stock purchase and loan plan receivable						3,796				3,796
Interest on employee stock purchase and loan plan					409	(409)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $1,978)								(76,392)		(76,392)	(76,392)
Net change in unrealized gain (loss) on cash flow hedges								(22,275)		(22,275)	(22,275)

Comprehensive income											$250,892

Dividends									(255,866)	(255,866)

Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

Net Income									100,700	100,700	$100,700
Conversion of Class B shares to Class A shares	9,799,350	98	(9,799,350)	(98)
Issuance of Class A common shares	3,633,562	36			60,821		(3,432)			57,425
Repayment on employee stock purchase and loan plan receivable					11	837				848
Interest on employee stock purchase and loan plan					189	(189)
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $302)								(180,613)		(180,613)	(180,613)
Net change in unrealized gain (loss) on cash flow hedges								9,607		9,607	9,607

Comprehensive loss											$(70,306)

Dividends									(172,354)	(172,354)

Balances, September 30, 2005	157,400,117	$1,574	15,130,249	$151	$1,544,661	$(4,242)	$(20,295)	$(209,168)	$81,456	$1,394,137

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$100,700	$262,967
Non-cash items included in earnings:
Incentive allocations and fees and net investment income from long-term investments	(20,391)	(76,526)
Premium amortization on mortgage-backed securities	51,905	60,959
Premium amortization on loans held for investment	6,172	—
Derivative contracts marked-to-market	(2,026)	4,316
Depreciation and amortization	9,678	4,241
Other	13,708	(490)
Changes in operating assets:
Restricted cash	(14,420)	—
Receivables:
Investment banking	(6,014)	(7,490)
Asset management fees	905	(260)
Affiliates	4,724	763
Due from servicer	(85,512)	—
Other	(58,549)	409
Due from clearing broker	(67,512)	(137,342)
Marketable and trading securities	(1,421,803)	(49,441)
Originations and purchases of mortgage loans held for sale, net of fees	(4,177,109)	—
Cost basis on sale and principal repayment of loans held for sale	2,704,559	—
Prepaid expenses and other assets	(49,083)	(14,103)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	139,252	138,440
Repurchase agreements related to trading securities, net	1,477,987	—
Accounts payable, accrued expenses and other liabilities	16,382	9,869
Accrued compensation and benefits	(57,560)	(7,393)

Net cash (used in) provided by operating activities	(1,434,007)	188,919

Cash flows from investment activities:
Purchases of mortgage-backed securities	(1,912,947)	(5,075,794)
Receipt of principal payments on mortgage-backed securities	3,024,039	3,227,861
Proceeds from sales of mortgage-backed securities	998,296	1,298,721
Purchases of reverse repurchase agreements, net	(137,363)	(162,095)
Purchases and origination of loans held for investment	(6,851,467)	—
Receipt of principal repayment from loans held for investment	279,458	—
Purchases of long-term investments	(67,258)	(71,825)
Proceeds from sales of long-term investments	78,274	155,865
Purchase of First NLC Financial Services, LCC, net cash	(62,672)	—
Purchases of fixed assets	(23,120)	(7,274)
Proceeds from disposals of fixed assets	—	22

Net cash used in investing activities	(4,674,760)	(634,519)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	155,000	52,500
Repayments of long-term debt	(970)	—
Proceeds from (repayments of) repurchase agreements, net	1,257,210	(310,709)
Proceeds from issuances of commercial paper, net	919,886	953,353
Proceeds from temporary subordinated loan	200,000	—
Repayments of temporary subordinated loan	(100,000)	—
Proceeds from securitization financing	3,910,563	—
Repayments of securitization financing	(100,699)	—
Dividends paid	(179,391)	(191,056)
Proceeds from issuance of common stock	3,483	18,605
Proceeds from repayments of employee stock loan receivable	848	3,754

Net cash provided by financing activities	6,065,930	526,447

Net increase in cash and cash equivalents	(42,837)	80,847
Cash and cash equivalents, beginning of period	224,371	92,688

Cash and cash equivalents, end of period	$181,534	$173,535

Supplemental Cash Flow Information:
Cash payments for interest	$312,128	$96,981
Cash payments for taxes	$26,670	$48,264

Note:	A portion of the Company’s acquisition of First NLC Financial Services, LLC was a non-cash transaction see Note 2.

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

On February 16, 2005, the Company completed the acquisition of First NLC Financial Services, LLC (First NLC), a non-conforming residential mortgage loan originator located in Florida for a purchase price of $98,563 paid in a combination of cash and stock. First NLC currently operates in 42 states and originates loans through both wholesale and retail channels. First NLC is part of the Company’s mortgage banking segment but operates as a wholly owned subsidiary. The Company expects that the acquisition of First NLC will assist in expanding and adding flexibility to the Company’s mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The $98,563 purchase price included cash of $72,085, issuance of 1,297,746 shares of FBR Class A common stock at a price of $18.82 per share for a total of $24,420, and estimated direct acquisition costs of $2,058. A summary of the fair values of the net assets acquired is as follows:

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

Gain on Sale of Loans, Net

Gain on sale of loans is the difference between the sale proceeds and the net carrying amount of the loans less a provision for repurchase and premium recapture obligations. Gain on sale of loans is recognized when the Company transfers ownership of the loan to the purchaser and the funds are collected. Loan sales are on a servicing-released basis. The Company reduces its gain on sale of loans to record liabilities (1) for loans sold which may be required to be repurchased due to breaches of representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan and (2) for premium recapture in instances where the sold loan is paid in full by the borrower during the first year subsequent to the sale date.

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

The following presents unaudited pro forma consolidated results for the three and nine months ended September 30, 2005 and 2004, as though the acquisition had occurred as of January 1, 2004.

	Three Months Ended September 30,
	2005	2004
Gross revenues, as reported	$339,901	$287,920
Revenues, net of interest expense and provision for loan losses, as reported	178,638	243,655
Net earnings, as reported	23,045	92,149
Gross revenues, pro forma	339,901	304,823
Revenues, net of interest expense and provision for loan losses, pro forma	178,638	264,737
Net earnings, pro forma	23,045	100,199
Earnings per common share:
Basic, as reported	$0.14	$0.55

Diluted, as reported	$0.14	$0.55

Basic, pro forma	$0.14	$0.60

Diluted, pro forma	$0.14	$0.59

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Nine months Ended September 30,
	2005	2004
Gross revenues, as reported	$889,760	$754,002
Revenues, net of interest expense and provision for loan losses, as reported	548,812	642,814
Net earnings, as reported	100,700	262,967
Gross revenues, pro forma	902,518	817,586
Revenues, net of interest expense and provision for loan losses, pro forma	558,868	706,594
Net earnings, pro forma	99,441	286,447
Earnings per common share:
Basic, as reported	$0.60	$1.57

Diluted, as reported	$0.59	$1.56

Basic, pro forma	$0.59	$1.72

Diluted, pro forma	$0.58	$1.70

3.	Stock Compensation:

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$23,045	$92,149	$100,700	$262,967
Add: Stock based employee compensation expense included in reported net income, net of tax effects	31	31	92	89
Deduct: Stock based employee compensation expense, net of tax effects	200	143	1,557	198

Pro forma net income	$22,876	$92,037	$99,235	$262,858

Basic earnings per share—as reported	$0.14	$0.55	$0.60	$1.57

Basic earnings per share—pro forma	$0.13	$0.55	$0.59	$1.57

Diluted earnings per share—as reported	$0.14	$0.55	$0.59	$1.56

Diluted earnings per share—pro forma	$0.13	$0.55	$0.58	$1.56

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.	Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Fixed income securities	$1,395,729	$155,899	$2,658	$3,102
Corporate equity securities	33,818	529	5,086	14,074

	$1,429,547	$156,428	$7,744	$17,176

In May 2005, the Company initiated certain fixed income trading activities primarily related to mortgage-backed, asset-backed and other structured securities, at its broker-dealer subsidiary Friedman, Billings, Ramsey and Co. (FBR & Co.). These activities include buying and selling mortgage-backed securities and other structured securities, in various financial transactions (which may include forward trades, dollar rolls and reverse repurchase transactions). The Company manages market risk associated with these securities positions primarily through forward purchases and sales of such securities. To accomplish this objective, the Company also may use U.S. Treasury securities, agency debt securities, Eurodollar futures and options to buy or sell agency debt and mortgage-related securities. To manage institutional credit risk, the Company analyzes and monitors the financial condition and trading positions of all counterparties and establishes trading limits consistent with these reviews.

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. In general, the corporate equity obligations relate primarily to over-allotments associated with the Company’s underwriting activities. With respect to the securities sold but not yet purchased balance, the Company maintains an option to purchase additional shares from the issuer at the applicable offering price less the underwriter discount to cover these short positions for $-0- and $13,832, as of September 30, 2005 and December 31, 2004, respectively. Accordingly, these transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

The weighted average coupon for fixed income trading securities owned and for fixed income securities sold but not yet purchased were 5.10% and 5.21%, respectively, as of September 30, 2005. The Company funds investments in such trading securities owned primarily with repurchase agreement borrowings (see Note 6). As of September 30, 2005, $1,313,587 of these securities were pledged as collateral for repurchase agreements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Principal Investments

Mortgage-related and long-term investments consisted of the following as of the dates indicated:

	September 30, 2005	December 31, 2004
Mortgage-Related Investments:
Agency mortgage backed securities:
Fannie Mae	$6,596,851	$8,120,164
Freddie Mac	1,885,086	2,673,234
Ginnie Mae	370,710	525,236

	8,852,647	11,318,634
Private-label mortgage-backed securities (1)	416,015	408,055

Total mortgage-backed securities (2)	9,268,662	11,726,689

Mortgage Loans:
Loans held for investment, net	6,999,409	—
Loans held for sale, net	1,541,283	—

Total mortgage loans	8,540,692	—

Reverse repurchase agreements	488,113	183,375

Total mortgage-related investments	18,297,467	11,910,064

Long-term Investments
Merchant Banking:
Marketable equity securities	217,866	188,074
Non-public equity securities	76,550	158,478
Other	1,314	1,389
Preferred equity debt investment	5,000	5,000
Proprietary fund investments	47,129	70,434
Other investments	13,272	18,124

Total long-term investments	361,131	441,499

Total mortgage-related and long-term investments	$18,658,598	$12,351,563

(1)	Private-label mortgage-backed securities held by the Company as of September 30, 2005 and December 31, 2004 were rated AAA by Standard & Poors.

(2)	The Company’s mortgage-backed securities portfolio is comprised of adjustable-rate MBS, substantially all of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the portfolio at September 30, 2005 and December 31, 2004 was 4.02% and 3.98%, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Mortgage-Backed Securities and Long Term Investments

The Company’s investment securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are classified as either available-for-sale (carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income and loss) or trading (carried at fair value with unrealized gains and losses recorded to net investment income). Gross unrealized gains and losses on these securities as of September 30, 2005 and December 31, 2004 were:

	September 30, 2005
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1) – Available-for-sale	$9,438,406	$234	$(169,978)	$9,268,662
Marketable equity securities – Available-for-sale	269,874	9,669	(61,677)	217,866

	$9,708,280	$9,903	$(231,655)	$9,486,528

(1)	The amortized cost of MBS includes unamortized net premium of $142,965 at September 30, 2005.

	December 31, 2004
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities – Available-for-sale	$11,809,091	$3,478	$(85,880)	$11,726,689
Marketable equity securities – Available-for-sale	154,639	33,940	(505)	188,074

	$11,963,730	$37,418	$(86,385)	$11,914,763

The following table provides further information regarding the duration of unrealized losses on available-for-sale securities as of September 30, 2005:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost/Cost Basis	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$6,169,992	$(102,916)	$6,067,076	$3,214,209	$(67,062)	$3,147,147
Marketable equity securities	222,417	(61,677)	160,740	—	—	—

Total	$6,392,409	$(164,593)	$6,227,816	$3,214,209	$(67,062)	$3,147,147

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

The Company has also evaluated its portfolio of marketable equity securities for impairment. For each of the securities in an unrealized loss position as of September 30, 2005, the Company reviewed the underlying causes for the impairments, as well as the severity and durations of the impairments. A significant portion of the

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

unrealized losses relate to equity securities in the nonprime mortgage industry. Companies in this sector have been negatively affected during the three-months ended September 30, 2005, by various factors including, rising short-term interest rates and lower whole-loan premiums. Unrealized loss positions relating to such investments had not been significant prior to this period. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on that evaluation the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005. We will continue to evaluate these investments at each reporting period end. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a realized loss in the statement of operations at the time the determination is made.

During the three-months ended September 30, 2005, the Company received $218,237 from sales of mortgage-backed securities resulting in gross gains and losses of $-0- and $(812), respectively, and received $12,354 from sales of marketable equity securities resulting in gross gains and losses of $4,591 and $-0-, respectively. Included in mortgage-backed securities sold and the related gains and losses are $182,969 of mortgage-backed securities purchased and classified as trading during the three-months ended September 30, 2005. The Company recognized realized losses of $(722) on trading securities. During the three-months ended September 30, 2004, the Company received $1,419,986 from sales of mortgage-backed securities with gross gains and losses of $4,825 and $(2,983), respectively, and received $42,258 from sales of marketable equity securities with gross gains and losses of $13,194 and $-0-, respectively.

During the nine-months ended September 30, 2005, the Company received $1,061,360 from sales of mortgage-backed securities resulting in gross gains and losses of $704 and $(2,781), respectively, and received $52,970 from sales of marketable equity securities resulting in gross gains and losses of $19,523 and $(124), respectively. Included in MBS sold and the related gains and losses are $411,107 of MBS purchased and classified as trading during the nine-months ended September 30, 2005. The Company recognized realized losses of $(1,197) on trading securities. During the nine-months ended September 30, 2004, the Company received $1,673,765 from sales of mortgage-backed securities with gross gains and losses of $4,994 and $(3,820), respectively, and received $130,353 from sales of marketable equity securities with gross gains and losses of $66,785 and $-0-, respectively.

As of September 30, 2005, $9,032,263 of the mortgage-backed securities were pledged as collateral for repurchase agreements and commercial paper borrowings. In addition, $85,711 of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Loans held for sale, net and loans held for investment, net were comprised of the following as of September 30, 2005:

	Held for Sale	Held for Investment
Principal balance	$1,515,715	$6,837,708
Deferred origination costs, net and unamortized premiums	26,169	167,729
Allowance for lower of cost or market value/ loan losses	(601)	(6,028)

Mortgage loans, net	$1,541,283	$6,999,409

The allowance for loan losses on loans held for investment is summarized as follows for the nine-months ended September 30, 2005:

Balance, beginning of period	$—
Provision	6,028
Charge-offs, net	—

Allowance for loan losses	$6,028

Mortgage loans 90 or more days past due totaled $59,485 as of September 30, 2005.

As of September 30, 2005, the Company had purchased mortgage insurance on $708,903 in principal balance of mortgage loans held for investment. The mortgage insurance policy insures the Company against certain losses on the covered loans, and assists the Company in reducing its credit risk by lowering the effective loan-to-value ratios on the applicable mortgage loans. The Company also manages credit risk by purchasing or originating loans at favorable loan to value ratios. Excluding the effects of Mortgage insurance, the weighted average loan to value ratio of loans held for sale as of September 30, 2005 was less that 82%.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of September 30, 2005, approximately 31%, 13%, 8% and 6% of the properties were located in California, Florida, Illinois and New York, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

The Company finances its mortgage loan portfolio through repurchase agreements and securitization financing transactions, which are described in Note 6. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of September 30, 2005.

Reverse Repurchase Agreements

Through Arlington Funding, LLC (Arlington Funding), a commercial paper conduit managed by the Company (see Note 6), the Company provides warehouse financing to mortgage originators. As of September 30, 2005, the outstanding balance of such financings was $320,752 and the weighted average coupon was 4.23%. The Company funds its advances through commercial paper borrowings.

In addition, in conjunction with its fixed income trading activity, the Company enters into reverse repurchase agreements with mortgage originators and other third parties that hold mortgage loans and mortgage securities. The outstanding balance of these transactions was $167,376 and the weighted average coupon was 3.62% as of September 30, 2005.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

5.	Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of the dates indicated:

	September 30, 2005	December 31, 2004
Management contracts:
Cost	$19,929	$19,929
Accumulated amortization	(6,469)	(5,525)

Net	$13,460	$14,404

Broker relationships:
Cost	$16,500	$—
Accumulated amortization	(2,080)	—

Net	$14,420	$—

Intangible Assets, net	$27,880	$14,404

Estimated amortization expense for each of the next five years is as follows:

Amount
Remaining 2005	$1,146
2006	4,023
2007	3,563
2008	3,184
2009	2,871
2010	2,613

The carrying value of goodwill is $160,525 as of September 30, 2005, with $108,013 of this balance attributable to the Company’s merger with FBR Asset in 2003 and its principal investing segment. The remaining goodwill balance relates to the Company’s first quarter 2005 acquisition of First NLC that resulted in $52,512 of goodwill that is attributable to the mortgage banking segment (see Note 2 for further information).

6.	Borrowings:

Commercial Paper and Repurchase Agreements

The Company issues commercial paper and enters into repurchase agreements to fund its investments in mortgage-backed securities, as well as its warehouse lending and fixed income trading activities. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (Georgetown Funding) and Arlington Funding.

Georgetown Funding, formed in August 2003, is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by mortgage-backed securities and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program and all of Georgetown Funding’s transactions are conducted with FBR. Through the Company’s administration agreement and repurchase agreements, the Company is the primary beneficiary of Georgetown Funding and consolidates this entity for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s Master Repurchase Agreement with Georgetown Funding enables the Company to finance up to $12,000,000 of mortgage-backed securities.

Arlington Funding, formed in October 2004, is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

mortgages and providing warehouse financing in the form of reverse repurchase agreements to the Company and its affiliates and to mortgage originators with which the Company has a relationship. The Company serves as administrator for Arlington Funding’s commercial paper program and provides collateral as well as guarantees for commercial paper issuances. As part of those guarantees, the Company has pledged $29,555 in cash to collateralize its obligation. Through these arrangements, the Company is the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5,000,000.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.60% to 1.50% based on the nature of the mortgage collateral.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities.

	September 30, 2005			December 31, 2004
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Outstanding balance	$8,214,835	$2,791,905	$4,061,401	$7,294,949	$3,467,569	$—
Weighted-average rate	3.79%	3.79%	4.57%	2.38%	2.34%	—
Weighted-average term to maturity (1)	24.3 days	18.5 days	NA	28.3 days	39.8 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

	September 30, 2005			September 30, 2004
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	$8,300,373	$2,014,444	$3,661,232	$4,775,182	$6,310,166	$—
Weighted-average rate during the three months ended	3.55%	3.50%	4.29%	1.56%	1.52%	—
Weighted-average outstanding balance during the nine months ended	$7,836,804	$2,997,247	$1,923,132	$4,659,973	$5,762,767	$—
Weighted-average rate during the nine months ended	3.08%	2.93%	4.15%	1.27%	1.29%	—

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Securitization Financing

From time to time, the Company issues asset-backed securities through securitization trusts to finance a portion of the Company’s portfolio of loans held for investment. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization activity is accounted for as a financing since the securitization trusts do not meet the qualifying special purpose entity criteria under SFAS No. 140 and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust. As of September 30, 2005, the Company has issued $3,910,563 of asset-backed securities.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 4.22% as of September 30, 2005. Although the stated maturities for each of these securities are 30 years, the Company expects the securities to be fully repaid prior due to borrower prepayments.

As of September 30, 2005, the outstanding balance of the securities was as follows:

Security balance	$3,811,351
Discount on bonds, net	(1,450)

Balance of securitization financing, net	$3,809,901

Current balance of loans collateralizing the securities	$4,019,887

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $8,648 as of September 30, 2005 and are included in prepaid expenses and other assets in the Consolidated Balance Sheets. The discount and deferred costs are amortized as a component of interest expense over the life of the debt.

See also Note 7 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Temporary Subordinated Loan

In September 2005, the Company through FBR & Co. obtained a $100,000 temporary subordinated loan from a subsidiary of its clearing broker. Proceeds of this borrowing are allowable for net capital purposes and were used by the Company in connection with regulatory capital requirements to support underwriting activity. Interest on this loan accrued at an annual rate of three-month LIBOR plus 4%. The loan was repaid in October 2005.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Long Term Debt

As of September 30, 2005, the Company had issued a total of $277,500 of long term debentures through TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three- month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long term debentures was 6.14% as of September 30, 2005. During the nine months ended September 30, 2005, the Company had issued the following long-term debentures:

Issuance Date	Amount	Interest Rate	Maturity Date	Redemption Date (1)
March 2005	$25,000	3-month LIBOR plus 2.25%	March 30, 2035	March 30, 2010
April 2005	$20,000	3-month LIBOR plus 2.25%	June 15, 2035	June 15, 2010
April 2005	$20,000	3-month LIBOR plus 2.25%	July 7, 2035	July 7, 2010
May 2005	$30,000	3-month LIBOR plus 2.50%	June 30, 2035	June 30, 2010
August 2005	$35,000	3-month LIBOR plus 2.30%	August 15, 2035	August 15, 2010
August 2005	$25,000	3-month LIBOR plus 2.50%	October 30, 2035	October 30, 2010

(1)	Redemption Date represents the date after which the Company may redeem the securities in whole at any time or in part from time to time at a redemption amount equal to the principal amount thereof plus accrued interest.

7.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. These instruments include interest rate swaps and caps, credit default swaps, Eurodollar futures contracts, borrower interest rate lock agreements, commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its short- and long-term borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities and mortgage loans. The counterparties to these instruments are U.S. financial institutions. Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate. With interest rate caps, in exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). Under its credit derivative agreements, the Company is required to make payments based on a fixed interest rate and receives payments that float based on specified credit events. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three-month LIBOR forward rates for its short term borrowings based on the maturity dates of the contracts. The following table summarizes the Company’s derivative positions as of September 30, 2005 and December 31, 2004:

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	September 30, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swap agreements (1)	$—	$—	$1,000,000	$7,133
Interest rate cap agreements (2)	1,819,021	149	—	—
Eurodollar futures contracts (3)	9,424,000	6,040	500,000	897
Eurodollar future put option contracts (4)	22,350,000	20,004
No hedge designation (5)	1,000,000	(1,940)	—	—

(1)	Interest rate swap expired July 28, 2005

(2)	Comprised of two interest rate caps which mature on August 25, 2008 and October 28, 2005. The notional amounts of the caps amortize over the life of the agreements. The strike rates also vary over the life of the agreements between 6.30% and 10.50%.

(3)	The $9,424,000 total notional amount of Eurodollar futures contracts as of September 30, 2005 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between December 2005 and September 2008 and hedge short term borrowings of between $1,300,000 and $150,000.

(4)	The $22,350,000 total notional amount of Eurodollar future put option contracts as of September 30, 2005, represents the accumulation of Eurodollar future put option contracts that mature on a quarterly basis between December 2005 and March 2007 and hedge short-term borrowings of between $5,240,000 and $750,000.

(5)	Comprised of two credit default swaps with maturities in July 2034 and November 2035, two interest rate caps maturing September 2010, and Eurodollar futures contracts with varying maturities in 2005 and 2006. The total notional amounts associated with the credit defaults swaps, interest rate caps, and Eurodollar futures contracts are $895,000, $-0-, and $105,000, respectively. The fair values totaled $(2,095), $152, and $3, respectively.

When hedging the variability in interest payments associated with the Company’s borrowing activities, the notional amount of each interest rate swap, cap agreement, Eurodollar futures contract, and Eurodollar future put option contract is matched against a like amount of current and/or anticipated borrowings under repurchase agreements, commercial paper or the Company’s variable securitization financings. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The Company also uses various derivative instruments to economically hedge certain mortgage-backed security and mortgage loan positions. Eurodollar futures contracts are primarily used to hedge the fair value of certain mortgage-backed security positions, which are comprised of mortgage-backed securities classified as trading and commitments to purchase such mortgage-backed securities. Credit derivatives are used to hedge the risk of adverse changes to credit spreads on prospective securitization financing transactions. The Company does not designate these derivative instruments, as well as, certain interest rate caps as hedges under SFAS 133. The gains and losses on these derivatives are recorded to net investment income. For the three- and nine-months ended September 30, 2005, the Company recorded a net gain of $351 and $791 on these derivatives.

The net effect of the Company’s hedging of the variability in interest payments was to decrease interest expense by $1,133 and $8,474 for the three- and nine-months ended September 30, 2005. These hedging activities increased interest expense by $876 and $(6,187) during the same periods in 2004. The total net gain deferred in accumulated other comprehensive income relating to these derivatives was $11,777 at September 30, 2005. Of this amount, $6,199 is expected to flow through the Company’s statement of operations over the next twelve months.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. Interest rate locks related to the origination of loans held for sale and commitments to purchase and sell mortgage loans are accounted for as derivatives under SFAS 133. Outstanding interest rate locks totaled $448,136 as of September 30, 2005. There were no outstanding commitments to purchase mortgage loans, or purchase or sell mortgage-backed securities at September 30, 2005. There was a commitment to sell $410,000 of mortgage loans at September 30, 2005. The Company had no commitments to originate, purchase or sell loans prior to its acquisition of First NLC in the first quarter of 2005. Gains and losses on these derivatives were not material during the three months and nine months ended September 30, 2005.

Gains and losses on commitments that are net settled and optional commitments are recorded to income. During the three months and nine months ended September 30, 2004, net losses on these commitments totaled $(788) and $(638), respectively. There was no such commitment activity during the first nine months of 2005.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During the three and nine months ended September 30, 2005 the Company recorded a net gains of $727 and $467, respectively. During the same periods in 2004, the Company recorded net gains of $4,380 and $5,513 respectively, related to these instruments. As of September 30, 2005, the Company held stock warrants with a fair value of $2,484. Furthermore, during the three months and nine months ended September 30, 2005, the company exercised warrants and sold the resulting stock realizing a gain/(loss) of $(2) and $287, respectively.

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

During the three- and nine-months ended September 30, 2005, the Company recorded $8,090 and $26,825, respectively, of income tax expense for income attributable to taxable REIT subsidiaries. The Company’s effective tax rate at its taxable REIT subsidiaries for taxable income attributable these entities was 43% for the three and 46% for the nine months ended September 30, 2005. During the three- and nine-months ended September 30, 2004, the Company recorded $20,329 and $36,129, respectively, of income tax expense for

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

taxable income attributable to its taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2004 income was 39%. The increase in the effective tax rates in the three-months ended September 30, 2005 is due to an increase in the Company’s state taxes due to changes in state apportionment and the increase the effective tax rate for the nine months ended September 30, 2005 is due primarily to the to the non-deductible nature of the $7,500 charge recorded in the first quarter 2005 relating to the Company’s proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation (see Note 11) and state taxes. The decrease in the dollar amounts of the tax provisions during the three- and nine-month periods ended September 30, 2005 is due to the decline in earnings attributable to the Company’s taxable REIT subsidiaries.

9.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, FBR & Co. and FBR Investment Services, Inc. (FBRIS), are registered with the Securities and Exchange Commission (SEC) and are members of the National Association of Securities Dealers, Inc. Additionally, Friedman, Billings, Ramsey International Ltd. (FBRIL) is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2005, FBR & Co. had net capital of $90,664 that was $84,609 in excess of its required minimum net capital of $6,055. As of September 30, 2005, FBRIS and FBRIL had net capital in excess of required amounts.

10.	Earnings Per Share:

The following tables present the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	169,745	169,745	167,593	167,593
Stock options and restricted stock	—	745	—	1,207

Weighted average common and common equivalent shares outstanding	169,745	170,490	167,593	168,800

Net earnings applicable to common stock	$23,045	$23,045	$92,149	$92,149

Earnings per common share	$0.14	$0.14	$0.55	$0.55

	Nine months Ended September 30, 2005		Nine months Ended September 30, 2004
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	169,166	169,166	166,975	166,975
Stock options and restricted stock	—	956	—	1,525

Weighted average common and common equivalent shares outstanding	169,166	170,122	166,975	168,500

Net earnings applicable to common stock	$100,700	$100,700	$262,967	$262,967

Earnings per common share	$0.60	$0.59	$1.57	$1.56

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

As of September 30, 2005 and 2004, respectively, 3,915,313 and 4,031,675 options to purchase shares of common stock were outstanding (both including shares associated with the Employee Stock Purchase and Loan Plan that are treated as options). As of September 30, 2005 and 2004, respectively, 2,428,133 and 3,174,175 of the total outstanding options were exercisable and 2,855,006 and 2,632,300 were anti-dilutive. In addition, the 2,047,930 restricted common shares granted to employees (see Note 12) are also included in the calculation of weighted average common equivalent diluted shares outstanding for the three- and nine-months ended September 30, 2005.

11.	Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short and long-term debt, non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next six years. The following table sets forth these contractual obligations by fiscal year:

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (1)	$—	$970	$970	$970	$970	$280,048	$283,928
Minimum rental and other contractual commitments	3,955	17,303	12,812	12,662	11,999	54,921	113,652
Capital commitments (2)	—	—	—	—	—	—	—

Total Contractual Obligations	$3,955	$18,273	$13,782	$13,632	$12,969	$334,969	$397,580

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. The Company will incur $4,599 in interest related to these long-term debt securities in the fourth quarter of 2005. Based on the 3-month LIBOR of 4.07% as of September 30, 2005, plus a weighted average margin of 2.58%, estimated annualized interest on the current outstanding principal of $277,500 of long-term debt securities would be approximately $18,500 for the year ending December 31, 2006. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.

(2)	The table above excludes $6,746 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot determine when, if ever, the commitments will be called.

The Company also has short-term commercial paper and repurchase agreement liabilities of $8,214,835 and $6,853,306, respectively, as of September 30, 2005, as well as $3,809,901 of securitization financing that matures in 2035. See Note 6 for further information.

As of September 30, 2005, the Company had made interest rate lock agreements with mortgage borrowers and commitments to sell mortgage loans of $448,136 and $410,000, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received on the sale of loans in the event that the loans are paid in full by the borrowers during the first year subsequent to the sale date. Generally, the gross contingent liability declines by one-twelfth each month over the twelve month period the contingency exists subsequent to the sale date. The Company maintains a liability reserve for its repurchase and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows during the period since the Company’s acquisition of First NLC through September 30, 2005 (the Company did not maintain a reserve for repurchase and premium recapture obligations prior to the acquisition of First NLC):

Total Reserve
Balance at acquisition of First NLC	$8,238
Provision	6,724
Charge-offs	(5,484)

Balance, at September 30, 2005	$9,478

The Company’s exposure to repurchase and premium recapture obligations relates primarily to mortgage loans sold over the last three months which totaled $1,331,801. The total gross premium received by First NLC on mortgage loan sales over the last 12 months totaled $117,159. As noted above, the Company’s exposure to premium recapture generally declines by one-twelfth each month after the sale date.

Litigation

As of September 30, 2005, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. The Company refers to these lawsuits as the Weiss et al. putative class action lawsuits. The complaints in these actions are brought under various sections of the Securities Exchange Act of 1934, as amended, and allege misstatements and omissions concerning (i) the SEC and NASD investigations described at page 48 relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the Company’s expected earnings, including the potential adverse impact on the Company of changes in interest rates. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

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

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of September 30, 2005, $2,979 was subject to such potential future reversal.

12.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the nine months ended September 30, 2005 and year ended December 31, 2004:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2005
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

2004
December 9, 2004	December 31, 2004	January 28, 2005	$0.39	(1)
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46	(2)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

(1)	Includes a special dividend of $0.05 per share.

(2)	Includes a special dividend of $0.12 per share.

Restricted Stock

During the nine-months ended September 30, 2005, the Company granted 684,156 shares of restricted Class A common stock to employees for incentive compensation earned during 2004 and 2005, and 1,349,263 additional shares of restricted Class A common stock under the Company’s Stock and Annual Incentive Plans, including 239,323 shares issued in connection with the acquisition of First NLC. As of September 30, 2005, a total of 2,047,930 shares of restricted Class A common stock with an unamortized value of $20,295 is included in deferred compensation in shareholders’ equity.

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the shares of

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

stock purchased under the plan. As of September 30, 2005 and December 31, 2004, the balance outstanding on these loans was $4,242 and $4,890, respectively. During the three- and nine-months ended September 30, 2005, $132 and $417, respectively, of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

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

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations(1)	Consolidated Totals
Three Months Ended September 30, 2005
Net revenues	$123,218	$9,625	$23,579	$28,873	$(6,657)	$178,638
Pre-tax income	21,790	77	12,873	3,052	(6,657)	31,135
Three Months Ended September 30, 2004
Net revenues	$165,181	$10,482	$67,992	$—	$—	$243,655
Pre-tax income	53,315	1,704	57,459	—	—	112,478
Nine months Ended September 30, 2005
Net revenues	$371,152	$28,772	$100,546	$63,717	$(15,375)	$548,812
Pre-tax income	62,017	192	76,109	4,582	(15,375)	127,525
Nine months Ended September 30, 2004
Net revenues	$381,729	$27,701	$233,384	$—	$—	$642,814
Pre-tax income	93,081	2,644	203,371	—	—	299,096

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

14.	Accounting Developments:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands certain guidance in SFAS 123, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method the Company expects to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. In April 2005, the SEC amended the effective date of SFAS 123R to be effective for annual periods that begin after September 15, 2005. We are currently evaluating the effect of adoption of SFAS 123R, but do not expect adoption to have a material effect on our results of operations and financial condition.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

15.	Subsequent Event:

Securitization Financing

In November 2005, the Company issued $1,000,000 of additional asset-backed securities through a securitization trust to finance loans held for investment. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments of the mortgages provide the funds to pay debt service on the securities. The securitization will be accounted for as a financing since the securitization trust does not meet the qualifying special purpose entity criteria under SFAS No. 140 and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The stated maturity date of the securities is November 2035, although the Company expects the securities to be fully repaid prior to that date due to borrower prepayments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 2005 and 2004, and the Notes thereto and the Company’s 2004 Annual Report on Form 10-K.

Business Environment

Our revenues consist primarily of capital raising revenue and advisory fees in investment banking; agency commissions, principal transactions, and mortgage trading income in institutional brokerage; base management fees and incentive allocations and fees in asset management; and net interest income, net investment income, including realized gains from merchant banking investments and mortgage loans, equity method earnings, and dividend income in principal investing and mortgage banking.

The majority of our principal investing is in mortgage related investments, particularly mortgage loans and mortgage-backed securities (MBS), but we also invest in merchant banking opportunities, including equity securities, mezzanine debt and senior loans, including non-real estate related assets, subject to maintaining our REIT status. As a result of our acquisition of First NLC in February 2005, we have initiated various mortgage-banking activities.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Historically, our mortgage investments have provided us with higher risk adjusted rates of return than most other investment opportunities we have evaluated. Although increases in short-term rates over the past year have reduced the rate of return on our mortgage investments, we have continued to maintain a high allocation of our assets and capital in this sector. There is no assurance that our past experience will be indicative of future results and that mortgage investments will provide higher rates of return than other investment altrnatives. Consequently, we continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted returns available. This strategy will cause us to have different allocations of capital in different environments.

Our investment banking (capital raising, merger and acquisition, restructuring, and advisory services), institutional brokerage and asset management revenues are linked to the capital markets business activities. In addition, our business activities are focused in the financial services, real estate, energy, technology, healthcare, and diversified industries sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, revenues can be subject to significant volatility from period to period.

Our investment banking and asset management revenues and net income are subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the industry sectors on which we focus. For example, a significant portion of the performance-based or incentive revenues that we recognize from our venture capital, private equity, and other asset management activities is based on the value of securities held by the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another. Although when market conditions permit, we may take steps to realize or lock-in gains on these securities, these securities are often illiquid, and therefore such steps may not be possible, and the value of these securities is subject to increased market risk. Similarly, investment banking activities and our market share are subject to significant market risk.

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

Trends

The principal external factor affecting our mortgage investments is interest rates.

Short-term interest rates have been increasing and may continue to increase. Over the last twelve months, the Federal Reserve has increased the Federal Funds rate eight times, from 1.75% at September 30, 2004 to 3.75% at September 30, 2005, and it is unknown for how much longer and in what amount, if any, the Federal Reserve will continue to increase such rates. This increase in short-term interest rates has also caused LIBOR, the interest rate that is the basis for most of our funding costs, to increase by a similar amount. Because the financing arrangements we have for our mortgage assets, including securitization financing for loans held for investment, are floating-rate and adjust periodically, the interest expense on this funding increases directly as LIBOR increases. It is possible to mitigate some of the increase in short-term rates by hedging with derivative instruments such as interest-rate cap, swaps, or futures. As of September 30, 2005, we have entered into various derivative instruments to partially hedge the interest rate risk on our borrowings (see Note 7 to the financial statements for detail).

At the same time that short-term interest rates have risen, long-term interest rates have been relatively stable, with ten-year Treasury yields only increasing 0.20% from September 30, 2004 to September 30, 2005. This environment has led to the continuation of refinancing opportunities for mortgage borrowers and, thus, higher than historical prepayment speeds. Higher prepayment speeds cause us to amortize any premium (the amount paid in excess of par for the asset) we have in our mortgage portfolio at a faster rate thus reducing our reported net interest yield. These higher prepayment speeds may persist causing our yield in the mortgage portfolio to be lower than anticipated.

The increase in interest rates and, in particular, the increase in the two-year LIBOR swap rate from September 30, 2004 to September 30, 2005 of 1.63% has not been accompanied by a comparable increase in coupons for non-conforming mortgage loans. Coupons on newly originated non-conforming loans have, in general, increased by less than half of the increase in the two-year swap rate over this period. The resulting compression in spread between these assets and related liabilities has resulted in lower profitability for non-conforming mortgage assets that are either held in portfolio or that are sold for cash. It is not known when or if coupons will fully adjust to reflect the higher cost of funds for these mortgage assets.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Net income decreased from $92.1 million during the third quarter of 2004 to $23.0 million during the third quarter of 2005. This decrease is primarily due to decreased investment banking revenues of $52.6 million and a decrease in net interest income in our principal investing activities as a result of increased borrowing costs and increased non-interest expenses of $16.3 million. These decreases and increases were offset, to some degree, by gains on sale of mortgage loans and net interest income resulting from the initiation of mortgage banking activities. Regarding non-interest expenses, the Company continues to make investments in its operations and technology infrastructure in order to address the increase in employees and support growth initiatives. During the first quarter 2005, the Company completed the acquisition of First NLC a non-conforming mortgage originator (see further detail regarding First NLC in the discussion of the Company’s results of operations for the nine months ended September 30, 2005). Third quarter 2005 results reflect increased professional services, occupancy and equipment, communication, and other expenses due to the increase in employees and related facilities as a result of the acquisition. Third quarter 2005 net income also includes $8.1 million of income tax expenses as compared to $20.3 million of income taxes recorded in the third quarter of 2004.

The Company’s net revenues decreased 26.7% from $243.7 million in 2004 to $178.6 million in 2005 due to the following changes in revenues and interest expense:

Capital raising revenue decreased 33.8% from $130.0 million in 2004 to $86.0 million in 2005. The decrease is attributable to fewer lead or co-managed transactions completed in 2005 as compared to 2004. During

Results of Operations—(Continued)

the third quarter of 2005, the Company managed 11 public equity offerings raising $4.8 billion. During the third quarter of 2004, the Company managed 19 public equity/debt offerings raising $3.2 billion. The average size of underwritten equity/debt transactions for which we were a lead or co-manager increased from $168.4 million in 2004 to $436.4 million in 2005. The company also managed 9 asset-backed security offerings during the third quarter of 2005 totaling $7.6 billion in transaction volume. In addition, the Company completed four private equity placements in during the third quarter 2005 generating $56.8 million in revenues compared to two private equity placements in 2004 generating $64 million.

Advisory revenue decreased 74.1% from $11.6 million in 2004 to $3.0 million in 2005 due primarily to a decrease in the number of advisory engagements.

Institutional brokerage revenue from principal transactions increased 2.4% from $4.2 million in 2004 to $4.3 million in 2005 as a result of increases in both trading gains and trading volume. Institutional brokerage agency commissions increased 10.3% from $18.5 million in 2004 to $20.4 million in 2005 as a result of increases in trading volume. In addition, the Company’s mortgage trading operations contributed $11.3 million in interest income to institutional brokerage activity. The mortgage trading interest income was offset by a net investment loss of $2.4 million related to these securities and $8.2 million of interest expense related to repurchase agreements used to finance these trading activities.

Asset management base management fees increased 12.9% from $7.0 million in 2004 to $7.9 million in 2005. The increase is primarily attributable to the increase in average productive assets under management in 2005 as compared to 2004, as well as an increase in mutual fund administrative fees. Asset management incentive allocations and fees decreased 52.9% from $1.7 million in 2004 to $0.8 million in 2005 primarily as a result of fund performance during the period and the reversal of incentive allocations from certain investment partnerships.

Revenues from our principal investment and mortgage banking activities, net of related interest expense and provision for loan losses, totaled $57.7 million for the third quarter of 2005 compared to $71.7 million for the third quarter of 2004. A primary source of these revenues is net interest income from mortgage investments, the components of which are summarized in the following table (dollars in thousands).

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$9,783,015	$77,102	3.15%	$11,501,189	$86,116	3.00%
Mortgage loans	5,449,225	94,044	6.90%	—	—	—
Reverse repurchase agreements	193,780	2,018	4.08%	—	—	—

	$15,426,020	173,164	4.49%	$11,501,189	86,116	3.00%

Other (1)		620			1,919

		173,784			88,035

Repurchase agreements	$1,567,729	(13,896)	(3.47)%	$6,059,695	(23,063)	(1.49)%
Commercial paper	8,300,373	(75,299)	(3.55)%	4,775,181	(19,024)	(1.56)%
Mortgage financing credit facilities	3,661,232	(40,174)	(4.29)%	—	—	—
Securitization financing	1,322,002	(14,224)	(4.21)%	—	—	—
Derivative contracts (2)		1,133			876

	$14,851,336	(142,460)	(3.75)%	$10,834,876	(41,211)	(1.49)%

Net interest income/spread		$31,324	0.74%		$46,824	1.51%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

Results of Operations—(Continued)

As shown in the table above, net interest income decreased by $15.5 million from third quarter 2004 to third quarter 2005 due to an increase in interest expense. This increase was due to eight increases in the federal funds rate over the last year. The increase in interest expense was partially offset by increases in the average balance of interest earning assets, particularly non-prime mortgage loans which have higher yields than those earned on our MBS portfolio. Premium amortization expense, a component of interest income, totaled $24.9 million in the third quarter of 2005 compared to $24.2 million in the third quarter of 2004.

Other sources of principal investing and mortgage banking revenues are dividends, gains on sale of loans and net investment income. The Company recorded $8.8 million in dividend income from its merchant banking equity investment portfolio for third quarter 2005, compared to $5.8 million during the third quarter 2004. The increase in dividend income was primarily due to an increase in investments making such distributions. Net investment income totaled $4.9 million during the three months ended September 30, 2005, compared to $19.1 million for the same period in 2004, as summarized in the following table (dollars in thousands).

	Three Months Ended September 30,
	2005	2004
Realized gains on sale of available for sale investments, net	$4,502	$15,036
Income/(loss) from equity method investments	(404)	1,425
Gains/(losses) on investment securities—marked-to-market, net	683	4,860
Other, net	85	(2,231)

	$4,866	$19,090

Income (loss) from equity method investments reflects the Company’s equity in earnings from investments in proprietary investment partnerships and other managed investments. Gains and losses on investment securities—marked-to-market relate to securities received in connection with capital raising activities. Other net investment income includes gains and losses from mortgage-backed securities classified as trading and derivatives not designated as hedges under SFAS No. 133. See Notes 4 and 7 to the financial statements for further information on these other gains and losses, as well as gains and losses on available-for-sale investments.

During the third quarter of 2005, the Company sold $1.3 billion of loans held for sale at a weighted average premium of 2.57%. Net of related direct costs and provision for repurchase and premium recapture obligations, the Company’s gain on sale of loans for the quarter was $17.6 million or 1.32% of principal sold.

Other interest expense, primarily relating to long term debt issued through FBR TRS Holdings, increased from $1.2 million in 2004 to $4.2 million in 2005 due to increased long term borrowing of $175.0 million since September of 2004.

In the third quarter of 2005, the Company recorded a $4.9 million provision for loan losses. The Company’s mortgage loan portfolio is comprised of 2005 originations and was acquired primarily during the second and third quarters of 2005. The provision recorded in the third quarter reflects management’s estimate of losses incurred during this period.

Total non-interest expenses increased 12.4% from $131.2 million in 2004 to $147.5 million in 2005. This increase is due to increased headcount at the Company, investments in facilities and technology and also costs associated First NLC’s non-conforming mortgage loan investment operations offset by the decrease in variable compensation as a result of decreased investment banking revenues.

Compensation and benefits expense decreased 7.8% from $95.8 million in 2004 to $88.3 million in 2005. This decrease was primarily due to decreased variable compensation associated with investment banking and executive compensation. These decreases were offset by increased headcount as a result of the acquisition of First NLC.

Results of Operations—(Continued)

Professional services increased 20.9% from $13.4 million in 2004 to $16.2 million in 2005 primarily due to increases in consultant costs associated with technology infrastructure improvements as well as costs associated with the integration of First NLC operations.

Business development expenses increased 6.0% from $8.3 million in 2004 to $8.8 million in 2005. This increase is primarily due to an increase in travel costs and business promotions related to the mortgage origination services of the Company as a result of the acquisition of First NLC.

Clearing and brokerage fees increased 50.0% from $1.6 million in 2004 to $2.4 million in 2005. The increase is due to increased equity trading volumes as well as mortgage trading activity initiated in 2005.

Occupancy and equipment expense increased 141.0% from $3.9 million in 2004 to $9.4 million in 2005 primarily due to the investments made in the expanding of office space at the Arlington, New York, and Boston offices and upgrade of technology to accommodate the increase in headcount during 2004, as well as the increase in the Company’s headcount related to the acquisition of First NLC. Total employees as of September 30, 2005 were 2,455, including 1,654 First NLC employees, compared to 665 employees as of September 30, 2004.

Communications expense increased 69.7% from $3.3 million in 2004 to $5.6 million in 2005 primarily due to increased costs related to market data and customer trading services and the acquisition of First NLC.

Other operating expenses increased 252.1% from $4.8 million in 2004 to $16.9 million in 2005. This change reflects the addition of approximately $4.6 million in servicing fees and insurance related to the mortgage loan portfolio, costs related to First NLC’s operations of $4.8 million which includes $0.8 million of amortization for the identified broker relationship intangible asset, and increase in business registration fees of $0.5 million.

The total income tax provision decreased from $20.3 million in 2004 to $8.1 million in 2005 due to decreased taxable income related to the investment banking operations in 2005 as compared to 2004. The Company’s effective tax rate at its taxable REIT subsidiaries was 43.0% for the three months ended September 30, 2005 compared to 39.0% in 2004. The increase in the effective tax rate is due to an increase in the Company’s state income taxes due to the changes in state apportionment.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net income decreased from $263.0 million in 2004 to $100.7 million in 2005. This decrease is primarily due to decreased net interest income in our principal investing activities as a result of increased borrowing costs and decreased realized gains in 2005 as compared to 2004, as well as increased non-interest expenses. These decreases and increases were offset, to some degree, by gains on the sale of mortgage loans and net interest income resulting from the initiation of mortgage banking activities. Regarding non-interest expenses, the Company recognized $7.5 million in expenses in the first quarter of 2005 related to proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation relating to charges concerning the Company’s trading in a company account and the offering of a private investment in public equity on behalf of a public company in 2001. In addition, the Company continues to make investments in its operations and technology infrastructure in order to address the increase in employees and support growth initiatives. During the first quarter 2005, the Company completed the acquisition of First NLC a non-conforming mortgage originator (see below). The nine months ended September 2005 results reflect higher compensation, including certain non-recurring compensation payments related to the acquisition of First NLC, occupancy and equipment, and other expenses due to the increase in employees and related facilities as a result of the acquisition. Our 2005 net income also includes $26.8 million of income tax expenses as compared to $36.1 million of income tax expenses recorded in the first nine months of 2004.

On February 16, 2005, the Company completed the acquisition of First NLC, a non-conforming residential mortgage loan originator located in Florida for $98.6 million in a combination of cash and stock. First NLC currently operates in 42 states and originates loans through both wholesale and retail channels. First NLC is part

Results of Operations—(Continued)

of the Company’s principal investing group but operates as a wholly owned subsidiary. The Company expects that the acquisition of First NLC will assist in expanding and adding flexibility to the Company’s mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions.

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

The $98.6 million purchase price included cash of $72.1 million, issuance of 1,297,746 shares of FBR Class A common stock at a price of $18.82 per share for a total of $24.4 million, and estimated direct acquisition costs of $2.1 million.

The Company’s net revenues decreased 14.6% from $642.8 million in 2004 to $548.8 million in 2005 due to the following changes in revenues and interest expense:

Capital raising revenue decreased 1.8% from $272.7 million in 2004 to $267.9 million in 2005. The decrease is attributable to fewer lead or co-managed transactions completed in 2005 as compared to 2004. During the first nine months of 2005, the Company managed 42 public equity/debt offerings raising $12.1 billion. During the first nine months of 2004, the Company managed 60 public equity/debt offerings raising $9.0 billion. The average size of underwritten equity/debt transactions for which we were a lead or co-manager increased from $150.4 million in 2004 to $288.3 million in 2005. The company also managed 20 asset-backed security offerings during the first nine months of 2005 totaling $15.5 billion in transaction volume. In addition, the Company completed 10 private placements in 2005 generating $163.6 million in revenues compared to 7 in 2004 generating $112.7 million.

Advisory revenue decreased 53.2% from $22.0 million in 2004 to $10.3 million in 2005 due primarily to a decrease in advisory engagements.

Institutional brokerage revenue from principal transactions decreased 9.6% from $15.7 million in 2004 to $14.2 million in 2005 as a result of decreases in both trading gains and trading volume. Institutional brokerage agency commissions decreased 10.1% from $68.7 million in 2004 to $61.8 million in 2005 as a result of decreases in trading volume. In addition, the Company’s mortgage trading operations contributed $11.3 million in interest income to institutional brokerage activity. The mortgage trading interest income was offset by a net investment loss of $2.4 million related to these securities and $8.2 million of interest expense related to repurchase agreements used to finance these trading activities.

Asset management base management fees increased 21.0% from $20.0 million in 2004 to $24.2 million in 2005. The increase is primarily attributable to the increase in average productive assets under management in 2005 as compared to 2004, as well as an increase in mutual fund administrative fees. Asset management incentive allocations and fees decreased 60% from $3 million in 2004 to $1.2 million in 2005 primarily as a result of fund performance during the period and the reversal of incentive allocations from certain investment partnerships.

Revenues from our principal investment and mortgage banking activities, net of related interest expense, totaled $176.9 million for the first nine months of 2005 compared to $241.4 million for the first nine months of 2004. A primary source of these revenues is net interest income from mortgage investments, the components of which are summarized in the following table (dollars in thousands).

Results of Operations—(Continued)

	Nine months Ended September 30, 2005			Nine months Ended September 30, 2004
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$10,749,189	$266,593	3.31%	$10,986,397	$259,417	3.15%
Mortgage loans	2,714,293	141,946	6.97%	—	—
Reverse repurchase agreements	284,159	7,495	3.48%	—	—

	$13,747,641	416,034	4.03%	$10,986,397	259,417	3.15%

Other (1)		980			4,724

		417,014			264,141
Repurchase agreements	$2,832,484	(62,031)	(2.89)%	$5,643,850	(54,445)	(1.27)%
Commercial paper	7,836,804	(182,852)	(3.08)%	4,659,972	(45,070)	(1.27)%
Mortgage financing credit facilities	1,923,132	(60,590)	(4.15)%	—	—
Securitization	573,722	(18,101)	(4.16)%	—	—
Derivative contracts (2)		8,474			(6,187)

	$13,166,142	(315,100)	(3.15)%	$10,303,822	(105,702)	(1.35)%

Net interest income/spread		$101,914	0.88%		$158,439	1.80%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets. Other interest income in the first nine months of 2004 includes $2.1 million of income related to bridge financing arrangements.

(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $56.5 million from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 due to an increase in interest expense. This increase was due to eight increases in the federal funds rate over the last year. The increase in interest expense was partially offset by increases in the average balance of interest earning assets particularly non-prime mortgage loans which have higher yields than those earned on our MBS portfolio. Premium amortization expense totaled $58.0 million in the first nine months of 2005 compared to $60.9 million in the first nine months of 2004.

Other sources of principal investing and mortgage banking revenues are dividends, gain on sale of loans and net investment income. The Company recorded $20.6 million in dividend income from its merchant banking equity investment portfolio for the first nine months of 2005, compared to $8.5 million during the first nine months of 2004. The increase in dividend income was primarily due to an increase in investments making such distributions. Net investment income totaled $18.7 million during the nine months ended September 30, 2005, compared to a gain of $74.5 million for the same period in 2004. The following table summarizes the components of net investment income (dollars in thousands).

	Nine months Ended September 30,
	2005	2004
Realized gains on sale of available for sale investments, net	$18,520	$67,961
(Loss)/income from equity method investments	(840)	2,099
Gains on investment securities—marked-to-market, net	929	7,138
Other, net	137	(2,667)

	$18,746	$74,531

Results of Operations—(Continued)

Income (loss) from equity method investments reflects the Company’s equity in earnings from investments in proprietary investment partnerships and other managed investments. Gains and losses on investment securities—marked-to-market relate to securities received in connection with capital raising activities. Other net investment income includes gains and losses from mortgage-backed securities classified as trading and derivatives not designated as hedges under SFAS No. 133. See Notes 4 and 7 to the financial statements for further information on these other gains and losses, as well as gains and losses on available-for-sale investments.

During the first nine months of 2005, the Company sold $2.7 billion of loans held for sale at a weighted average premium of 2.68%. Net of related direct costs and provision for repurchase and premium recapture obligations the Company’s gain on sale of loans for the period was $35.6 million or 1.33% of principal sold.

Other interest expense, primarily relating to long term debt issued through FBR TRS Holdings, increased from $2.5 million in 2004 to $9.3 million in 2005 due to increased long term borrowing of $175.0 million since September of 2004.

For the nine-months ended September 30, 2005, the Company recorded a $6.0 million provision for loan losses. The Company’s mortgage loan portfolio is comprised of 2005 origination and was acquired primarily during the second and third quarters of 2005. The provision recorded reflects management’s estimate of losses incurred during this period.

Total non-interest expenses increased 22.6% from $343.7 million in 2004 to $421.3 million in 2005 due primarily to increases in employees and the acquisition of First NLC. In addition, the Company recognized an expense of $7.5 million based on the estimated settlements with the SEC and the NASD’s Department of Market Regulation.

Compensation and benefits expense increased 6.9% from $228.4 million in 2004 to $244.2 million in 2005. This increase was primarily due to increased headcount as a result of the acquisition of First NLC offset by decreased variable compensation in 2005 as compared to 2004 as result of decreased investment banking revenues and a reduction in executive officer variable compensation. Certain executive officers elected to relinquish $7.3 million of their variable cash compensation associated with the Company’s earnings during the first two quarters of 2005. In conjunction with this relinquishment of variable cash compensation, in July 2005 the Board of Directors approved restricted stock grants totaling approximately $4.5 million to these executive officers. These grants were made in August 2005 and are subject to forfeiture restrictions that lapse ratably over the three year period after the date of grant. As a percentage of net revenues, compensation and benefits expense increased from 35.5% in 2004 to 44.5% in 2005 due to the effects of the acquisition of First NLC.

Professional services increased 29.5% from $38.6 million in 2004 to $50.0 million in 2005 primarily due to increases in accounting and consultants fees related to Sarbanes-Oxley compliance performed in the first quarter, consultant fees related to the integration of First NLC operations, legal costs associated with the proposed settlements with the SEC and NASD as discussed above, and sub-advisory fees related to the increase in assets under management.

Business development expenses increased 7.4% from $33.7 million in 2004 to $36.2 million in 2005. This increase is primarily due to an increase in travel costs and business promotions related to the mortgage origination services of the Company as a result of the acquisition of First NLC

Clearing and brokerage fees decreased 7.2% from $6.9 million in 2004 to $6.4 million in 2005 due to decreased institutional brokerage volume and related revenue.

Occupancy and equipment expense increased 136.6% from $10.1 million in 2004 to $23.9 million in 2005 primarily due to the investments made in the expanding of office space at the Arlington, New York, and Boston

Results of Operations—(Continued)

offices, as well as the increase in the Company’s headcount related specifically to the acquisition of First NLC at September 30, 2005 as compared to September 30, 2004. Total employees as of September 30, 2005 were 2,455, including 1,654 First NLC employees, compared to 665 employees as of September 30, 2004.

Communications expense increased 53.6% from $9.7 million in 2004 to $14.9 million in 2005 primarily due to increased costs related to market data and customer trading services and the acquisition of First NLC.

Other operating expenses increased 182.1% from $16.2 million in 2004 to $45.7 million in 2005. This change reflects $7.5 million relating to the proposed settlements with the SEC and the NASD’s Department of Market Regulation as discussed above, loan servicing fees and insurance relating mortgage loan portfolio of $5.8 million, costs related to First NLC’s operations of $10.4 million which includes amortization of the identified broker relationship intangible of $2.1 million, and increase in business registration fees of $1.4 million, and increased 12b-1 fees of $0.6 million.

The total income tax provision decreased from $36.1 million in 2004 to $26.8 million in 2005 due to decreased taxable income in 2005 as compared to 2004. The Company’s effective tax rate at its taxable REIT subsidiaries was 46% for the nine months ended September 30, 2005 due primarily to the non-deductible nature of the $7.5 million charge recorded during the period relating to the Company’s proposed settlements with the SEC and the NASD’s Department of Market Regulation and state income taxes due to changes in state apportionment. The Company’s 2004 effective tax rate was 39%.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer and banking subsidiaries provide for minimum capital levels in these entities. The primary sources of funds for liquidity consist of repurchase agreements and commercial paper borrowings, securitization borrowings, principal and interest payments on mortgage loans and mortgage-backed securities, dividends on equity securities, proceeds from sales of mortgage loans and other investments, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, sales of investments, borrowing capacity through margin accounts and under lines of credit, and future issuances of common stock, preferred stock, or debt.

Sources of Funding

We believe that our existing cash balances, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of strategic business or investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of September 30, 2005, the Company’s indebtedness totaled $19.6 billion, which resulted in a leverage ratio of 14.1 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding and Arlington Funding, securitization financings and long-term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings. Such long-term debt issuances have totaled $277.5

Liquidity and Capital Resources—(Continued)

million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of September 30, 2005, we had $283.9 million of long-term corporate debt.

As of September 30, 2005, we have issued $3.9 billion of mortgage-backed bonds through securitization trusts to finance a portion of the Company’s portfolio of loans held for investment. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 4.22% as of September 30, 2005.

In September 2005, the Company through FBR & Co. obtained a $100 million temporary subordinated loan from a subsidiary of its clearing broker. Proceeds of this borrowing are allowable for net capital purposes and were used by the Company in connection with regulatory capital requirements to support underwriting activity. Interest on this loan accrued at an annual rate of three-month LIBOR plus 4%. The loan was repaid in October 2005.

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

Arlington Funding is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgage loans and providing warehouse financing in the form of reverse repurchase agreements to us and our affiliates, and with mortgage originators with which we have a relationship. We serve as administrator for Arlington Funding’s commercial paper program and provide collateral as well as guarantees for commercial paper issuances. Through these arrangements, we are the primary beneficiary of Arlington Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5 billion.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.60% to 1.50% based on the nature of the mortgage collateral.

Our mortgage financing repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our mortgage financing repurchase agreements include financial covenants, with which the failure to comply would represent an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of default for failures to

Liquidity and Capital Resources—(Continued)

qualify as a REIT, events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., margin call), which may take the form of additional securities or cash. Margin calls on repurchase agreements collateralized by our MBS investments primarily result from events such as declines in the value of the underlying mortgage collateral caused by factors such as rising interest rates or prepayments. Margin calls on repurchase agreements collateralized by our mortgage loans primarily result from events such as declines in the value of the underlying mortgage collateral caused by interest rates, prepayments, and/or the deterioration in the credit quality of the underlying loans.

To-date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter a surge in interest rates, prepayments, or delinquency levels, margin calls on our repurchase agreements could result in a manner that could cause an adverse change in our liquidity position.

The following table provides information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities (dollars in thousands).

	September 30, 2005			December 31, 2004
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Outstanding balance	$8,214,835	$2,791,905	$4,061,401	$7,294,949	$3,467,569	$—
Weighted-average rate	3.79%	3.79%	4.57%	2.38%	2.34%	—
Weighted-average term to maturity (1)	24.3 days	18.5 days	NA	28.3 days	39.8 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments and securities held for trading purposes. As of September 30, 2005, liquid assets consisted primarily of cash and cash equivalents of $181.5 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $9.3 billion in MBS, $8.5 billion in non-conforming mortgage loans, $361.1 million in long-term investments, $1.4 billion in marketable trading securities, and a receivable due from our clearing broker of $162.8 million at September 30, 2005.

As of September 30, 2005, our mortgage-backed securities portfolio was comprised primarily of agency mortgage-backed ARM and Hybrid ARM securities. Excluding principal receivable, which totaled $79.7 million, the total par value of the portfolio was $9.22 billion and the market value was $9.19 billion. As of September 30, 2005, the weighted average coupon of the portfolio was 4.02%. Our non-conforming mortgage loan portfolio is also comprised substantially of Hybrid ARMs. As of September 30, 2005, the principal balance of the mortgage loan portfolio was $8.4 billion and the weighted average coupon was 7.46%. The actual yield of the MBS and the

Liquidity and Capital Resources—(Continued)

mortgage portfolio is affected by the price paid to acquire or the deferred net costs incurred to originate the investment. Our cost basis in MBS and mortgage loans is normally greater than the par value (i.e., a premium) resulting in the yield being less than the stated coupon. At September 30, 2005, the MBS portfolio had a net premium of $143 million (1.55% of the unpaid principal balance or par value) and the mortgage portfolio had a net premium of $194 million (2.32%), including deferred net origination costs and purchase loan price adjustments associated with the acquisition of First NLC. The weighted average yield on the mortgage portfolio was 6.92% as of September 30, 2005. Based on the amount of the premium and our estimates of future prepayments, the weighted average yield of the mortgage-backed securities portfolio was 3.10% as of September 30, 2005. Management’s estimate of prepayments, which was equivalent to a lifetime CPR of approximately 26%, is based on historical performance and estimates of future performance, including historical CPRs, interest rates and characteristics of the mortgage-backed securities portfolio, including Hybrid ARM type, age, and the weighted average coupon of the loans underlying the securities assessed in relation to current market data.

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

The following table provides additional detail regarding the Company’s merchant banking investments as of September 30, 2005 (dollars in thousands).

	Shares	Cost Basis	Fair Value / Carrying Value
Merchant Banking Investments
Aames Investment Corporation	4,707,900	$37,216	$29,566
Asset Capital Corporation, Inc. (1)	943,766	7,500	7,500
Cmet Finance Holdings, Inc. (1)	65,000	6,150	6,150
ECC Capital Corp. (1)	3,940,110	25,000	12,845
Fieldstone Investment Corporation	3,588,329	49,734	41,840
Government Properties Trust	210,000	2,100	2,058
JER Investors Trust (1)	377,350	5,264	6,815
KKR Financial Corp. (2)	1,250,000	23,250	27,800
Lexington Strategic Asset Corp. (1)	537,634	5,000	5,000
Medical Properties Trust, Inc. (2)	1,795,571	16,180	17,596
New Century Financial Corporation	636,885	35,050	23,100
New York Mortgage Trust, Inc.	200,000	1,760	1,494
People’s Choice Financial Corporation (1)	3,500,000	32,900	32,900
Quanta Capital Holdings Ltd.	2,870,620	26,697	17,224
Saxon Capital, Inc.	1,679,300	31,264	19,899
Specialty Underwriters Alliance, Inc. (1)	1,242,410	10,977	10,163
Taberna Realty Finance Trust (1)	985,663	10,000	10,000
Tower Group, Inc.	325,000	2,763	4,914
Vintage Wine Trust, Inc. (1)	1,075,269	10,000	10,000
Whittier Energy Corporation (convertible preferred) (1)	89,606	5,000	5,000
Preferred equity investment (1)	—	5,000	5,000
Other	—	3,960	3,865

Total Merchant Banking Investments		$352,765	$300,729

(1)	As of September 30, 2005 these shares cannot be traded in a public market (e.g. NYSE or Nasdaq) but may be sold in private transactions.
(2)	As of September 30, 2005, the Company is restricted from selling its shares.

Liquidity and Capital Resources—(Continued)

Net unrealized gains and losses related to our MBS and merchant banking investments that are included in “accumulated other comprehensive loss” in our balance sheet totaled $(169) million and $(52) million, respectively, as of September 30, 2005. If we choose to liquidate these securities or we determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

Regulatory Capital

FBR & Co. and FBR Investment Services, Inc. (FBRIS), as U.S. broker-dealers, are registered with the SEC and are members of NASD. Additionally, Friedman, Billings, Ramsey International, Ltd. (FBRIL), our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2005, FBR & Co. had regulatory net capital as defined of $90.7 million, which exceeded its required net capital of $6.1 million by $84.6 million, FBRIS and FBRIL had regulatory net capital as defined in excess of the amounts required.

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

Quantitative measures established by regulation to ensure capital adequacy require FBR Bank to maintain minimum capital levels and ratios of tangible and core capital (defined in the regulations) to total adjusted assets (as defined), and of total capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2005, FBR Bank meets all capital adequacy requirements to which it is subject.

Dividends

The Company declared the following distributions during the nine months ended September 30, 2005 and year ended December 31, 2004:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2005
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

2004
December 9, 2004	December 31, 2004	January 28, 2005	$0.39	(1)
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46	(2)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

(1)	Includes a special dividend of $0.05 per share.

(2)	Includes a special dividend of $0.12 per share.

In October 2005, the Company announced its intention to reduce its quarterly dividend payment from $0.34 per share to $0.20 per share beginning in the fourth quarter 2005. This planned change in dividend policy is intended to enable the Company to maintain a stable dividend and maintain the integrity of our business model.

Liquidity and Capital Resources—(Continued)

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (dollars in thousands):

	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt (1)	$—	$970	$970	$970	$970	$280,048	$283,928
Minimum rental and other contractual commitments	3,955	17,303	12,812	12,662	11,999	54,921	113,652
Capital commitments (2)	—	—	—	—	—	—	—

Total Contractual Obligations	$3,955	$18,273	$13,782	$13,632	$12,969	$334,969	$397,580

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. The Company will incur $4.6 million in interest related to these long-term debt securities in the fourth quarter of 2005. Based on the 3-month LIBOR of 4.07% as of September 30, 2005, plus a weighted average margin of 2.58%, estimated annualized interest on the current outstanding principal of $277.5 million of long-term debt securities would be approximately $18.5 million for the year ending December 31, 2006. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.

(2)	The table above excludes $6.7 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot determine when, if ever, the commitments will be called.

The Company also has short term commercial paper and repurchase agreement liabilities of $8.2 billion and $6.9 billion, respectively as of September 30, 2005, as well as $3.8 billion of securitization financing that matures in 2035. See Note 6 for further information.

As of September 30, 2005, the Company had made interest rate lock agreements with mortgage borrowers and commitments to sell mortgage loans of $448 million and $410 million, respectively.

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

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is subject to interest-rate risk as a result of its principal investment and mortgage banking activities. Through these activities, the Company invests in mortgage-backed securities and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparty to the Company’s derivative agreements at September 30, 2005 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities and mortgage loans may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s derivative instruments designated as hedges. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities and mortgage loans, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts.

The Company records its derivatives at fair value. The differential between amounts paid and received for derivative instruments designated as hedges is recorded as an adjustment to interest expense. In addition, the Company records the ineffectiveness of its hedges, if any, in interest expense. In the event of early termination of these derivatives, the Company receives or makes a payment based on the fair value of the instrument, and the related deferred gain or loss recorded in other comprehensive income is amortized into income or expense over the original hedge period.

The table that follows shows the expected change in market value for the Company’s current mortgage-backed securities, mortgage loans, and derivatives related to the Company’s principal investment and mortgage banking activities under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at September 30, 2005.” Actual results could differ significantly from these estimates. The estimated change in value of the mortgages loans and mortgage-backed securities reflects an effective duration of 1.60 years and 1.01 years, respectively. The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the mortgage-backed securities, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

Interest Rate Risk—(Continued)

	Value at September 30, 2005	Value at September 30, 2005 with 100 basis point increase in interest rates	Percent Change	Value at September 30, 2005 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$9,268,662	$9,159,755	(1.18)%	$9,346,982	0.84%
Mortgage loans	8,540,692	8,372,014	(1.97)%	8,645,316	1.23%
Derivative assets	54,583	101,290	85.57%	7,522	(86.22)%
Reverse repurchase agreements	488,113	488,113		488,113
Other	2,719,107	2,719,107		2,719,107

Total Assets	$21,071,157	$20,840,279	(1.10)%	$21,207,040	0.64%

Liabilities
Repurchase agreements and commercial paper	$15,068,141	$15,068,141		$15,068,141
Securitization financing	3,809,901	3,809,901		3,809,901
Derivative liabilities	30,331	53,356	75.91%	4,272	(85.92)%
Other	768,647	768,647		768,647

Total Liabilities	19,677,020	19,700,045	0.12%	19,650,961	(0.13)%

Shareholders’ Equity	1,394,137	1,140,234	(18.21)%	1,556,079	11.62%

Total Liabilities and Shareholders’ Equity	$21,071,157	$20,840,279	(1.10)%	$21,207,040	0.64%

Book Value per Share	$8.21	$6.71	(18.21)%	$9.16	11.62%

As shown above, the Company’s portfolio of mortgage loans and mortgage-backed securities generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. This may effectively limit an investor’s upside potential in a market rally. The changes in the fair value of mortgage loans as presented in the table above will not necessarily affect the Company’s earnings or shareholders’ equity since mortgage loans held for investment are reported at amortized cost and mortgage loans held for sale are reported at fair value only when fair value is less than amortized cost. See also discussion of Trends that affect our business in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the

Equity Price Risk—(Continued)

price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of September 30, 2005 (dollars in thousands, except per share amounts).

	Value at September 30, 2005	Value of Equity at September 30, 2005 with 10% Increase in Price	Percent Change	Value at September 30, 2005 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$300,729	$330,802	10%	$270,656	(10)%
Equity method investments	47,129	51,842	10%	42,416	(10)%
Investment securities-marked to market	5,541	6,095	10%	4,987	(10)%
Other long-term investments	7,732	7,732		7,732
Trading securities—equities	35,265	38,792	10%	31,739	(10)%
Other	20,674,761	20,674,761		20,674,761

Total Assets	$21,071,157	$21,110,024	0.18%	$21,032,291	(0.18)%

Liabilities	$19,677,020	$19,677,020		$19,677,020

Shareholders’ Equity
Common stock	1,725	1,725		1,725
Paid-in-capital	1,544,661	1,544,661		1,544,661
Employee stock loan receivable	(4,242)	(4,242)		(4,242)
Deferred compensation	(20,295)	(20,295)		(20,295)
Accumulated comprehensive income	(209,168)	(179,095)	14.38%	(239,241)	(14.38)%
Retained earnings	81,456	90,250	10.80%	72,663	(10.79)%

Total Shareholders’ Equity	1,394,137	1,433,004	2.79%	1,355,271	(2.79)%

Total Liabilities and Shareholders’ Equity	$21,071,157	$21,110,024	0.18%	$21,032,291	(0.18)%

Book Value per Share	$8.21	$8.43	2.74%	$7.98	(2.83)%

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

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the third quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. The Company refers to these lawsuits as the Weiss et al. putative class action lawsuits. The complaints in these actions are brought under various sections of the Securities Exchange Act of 1934, as amended, and allege misstatements and omissions concerning (i) the SEC and NASD investigations described above relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the Company’s expected earnings, including the potential adverse impact on the Company of changes in interest rates. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

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

Except as described above, as of September 30, 2005, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 6.	Exhibits

The exhibits identified with (1) below are on file with the SEC as part of our Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference.

The exhibit identified with (2) below is on file with the SEC as part of our 1999 annual report on Form 10-K and is incorporated by reference.

The exhibit identified with (3) below is on file with the SEC as part of our 1999 annual report on Form 10-K and is incorporated by reference. This exhibit was modified by an announcement filed with the SEC in a current report on Form 8-K, dated March 31, 2005 and is incorporated by reference.

3.01	(1)	Registrant’s Articles of Incorporation.

3.02	(1)	Registrant’s Bylaws.

4.01	(1)	Form of Specimen Certificate for Registrant’s Class A Common Stock.

10.02	(1)	The 1997 Employee Stock Purchase Plan.

10.03	(2)	FBR Stock and Annual Incentive Plan.

10.04	(1)	The Non-Employee Director Stock Compensation Plan.

10.05	(1)(3)	The Key Employee Incentive Plan.

12		Computation of Ratio of Earnings to Fixed Charges

31(a)		Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)		Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)		Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)		Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2005

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 9, 2005