Form 10-K
period 2005-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2006-03-16
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005

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

1001 Nineteenth Street North,

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting common equity stock held by non-affiliates of the registrant as of June 30, 2005, based on the last sales price reported on that date on the New York Stock Exchange of $14.30 per share, was approximately $2.3 billion. In determining this figure, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption should not be deemed to be conclusive for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	160,451,128 shares as of March 10, 2006
Class B Common Stock	13,480,249 shares as of March 10, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
1. Proxy Statement for Annual Meeting of Shareholders to be held on or about June 8, 2006	Part III

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

This Form 10-K and the information incorporated by reference in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	the factors identified under the caption entitled “Risk Factors” beginning on page 27 of this Form 10-K

•	the overall environment for interest rates;

•	prepayment speeds within the mortgage backed securities market;

•	risk associated with equity investments;

•	credit and regulatory risks associated with the business of originating and holding residential mortgage loans which can result in losses on these assets;

•	the demand for public offerings of equity and debt securities;

•	activity in the secondary securities markets;

•	competition among financial services firms and/or mortgage banking companies for business and personnel;

•	the high degree of risk associated with venture capital investments;

•	mutual fund and 401(k) pension plan inflows or outflows in the securities markets;

•	volatility of the securities markets;

•	available technologies;

•	the effect of government regulation and of general economic conditions on our own business and on the business in the industry areas on which we focus our investment banking activities;

•	fluctuating quarterly operating results; and

•	the availability of capital to us.

We will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K This entire Form 10-K, including the consolidated financial statements and the notes and any other documents incorporated by reference into this Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

ITEM 1. BUSINESS

Our Company

We are a leading investment banking company that provides investment banking, institutional brokerage and asset management services and invests as a principal in mortgage-backed securities (MBS), non-conforming residential mortgages and other mortgage related assets, and makes merchant banking investments. We also originate non-conforming residential mortgage loans through our First NLC Financial Services, LLC (“First NLC”) subsidiary.

We were formed through the merger in March 2003 of two existing companies, both engaged in related businesses and both managed by the Friedman, Billings, Ramsey Group, Inc. (Pre-Merger FBR) management team. Prior to the merger, FBR Asset Investment Corporation (FBR Asset) was a New York Stock Exchange listed REIT externally managed by a subsidiary of Pre-Merger FBR with a primary focus in mortgage-backed securities and merchant banking investments in debt and equity securities. Pre-Merger FBR was a New York Stock Exchange listed company engaged in the investment banking, institutional brokerage and asset management businesses. Upon completion of the merger, the surviving corporation assumed the name Friedman, Billings, Ramsey Group, Inc. and succeeded to the REIT status of FBR Asset for U.S. federal income tax purposes.

Since the merger, we have continued to operate, grow and diversify the businesses of Pre-Merger FBR and FBR Asset. Our investment banking, institutional brokerage, asset management and non-conforming mortgage loan origination businesses are conducted through taxable REIT subsidiaries and pay income tax on their earnings at statutory corporate level income tax rates. Our mortgage-related investment and merchant banking businesses are conducted at the parent REIT level, generating and distributing their earnings as dividends to shareholders before taxes. This structure provides shareholders a security that pays a dividend at the REIT parent level and, at the taxable REIT subsidiary level, offers the possibility for growth through the ability to retain and reinvest after-tax earnings. In 2005, we diversified our business and portfolio strategy further by adding a fixed income and mortgage-backed securities trading unit to our institutional trading operation and by acquiring First NLC, a non-conforming residential mortgage loan originator.

We are a Virginia corporation and our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia, 22209.

Available Information

You may read and copy the definitive proxy materials and any other reports, statements or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from commercial document retrieval services and at the Internet worldwide web site maintained by the SEC at http://www.sec.gov. These SEC filings may also be inspected at the offices of the New York Stock Exchange, which is located at 20 Broad Street, New York, New York 10005.

Our Internet web site address is http://www.fbr.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as well as the annual report to shareholders and Section 16 reports on Forms 3, 4 and 5 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Articles of Incorporation, Bylaws, Statement of Business Principles (our code of ethics), Corporate Governance Guidelines, and the charters of our Audit, Charitable Giving, Compensation, Nominating and Governance and Risk Policy and Compliance Committees are available on our Internet web site and are available in print, without charge, to any shareholder upon written request in writing c/o our Secretary at 1001 Nineteenth Street North, Arlington, Virginia 22209. Information on our web site should not be deemed to be a part of this report or incorporated into any other filings we make with the SEC.

Employees

As of December 31, 2005, we had 2,449 employees, of which 1,658 were employed at our First NLC subsidiary. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

Financial Information by Segment

We operate in four business segments (each of which is described below): principal investing, capital markets (which includes investment banking and institutional brokerage operations), asset management and non-conforming residential mortgage loan origination.

At December 31, 2005, we had total assets of approximately $18.4 billion and shareholders’ equity of approximately $1.3 billion. These amounts were divided among our business segments as follows:

	Assets	Equity Capital
Principal Investing	84.8%	69.4%
Capital Markets	8.1%	17.4%
Asset Management	0.3%	2.9%
Non-conforming Residential Mortgage Loan Origination	6.8%	10.3%

Financial information by business segment for the fiscal years ended December 31, 2005, December 31, 2004, and December 31, 2003, including the amount of net revenue contributed by each business segment in such periods, is set forth in Note 16 to our Consolidated Financial Statements and is incorporated herein by reference. As a result of the merger of FBR Asset and Pre-Merger FBR effective March 31, 2003, the current and historical information referenced above may not necessarily be comparable between prior years, particularly with respect to principal investing and asset management activities in 2003.

Principal Investing Business

The majority of our principal investing is in mortgage securities, whole mortgage loans and other mortgage assets. We also invest in merchant banking opportunities, including equity securities, mezzanine debt and senior loans. Some of our investments are in non-real estate related assets, subject to maintaining our REIT status. In 2005, we began to implement a broader strategy to expand the types of mortgage investments held in our REIT portfolio. Our acquisition of First NLC, completed in February, 2005, has given us the ability to source self-originated non-conforming residential mortgage loans for our portfolio, in addition to loans purchased from third parties. Non-conforming residential mortgage loans are loans that do not meet the conforming loan underwriting standards of Fannie Mae, Freddie Mac and Ginnie Mae. See “Mortgage Investing” at page 6. Our mortgage-related investments include securities backed by residential mortgage loans that satisfy conforming loan underwriting standards of Fannie Mae, Freddie Mac and Ginnie Mae, residential non-conforming mortgage loans and securities backed by non-conforming mortgage loans.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. As a result of the significant decrease in short-term interest rates during 2002 and 2003 and the resulting shape of the yield curve, our MBS investments provided us with higher relative rates of return than most other investment opportunities we evaluated during that time. Increases in short-term interest rates during 2004 and 2005 reduced the rate of return on our MBS investments. There is no assurance that our past experience will be indicative of future results or that mortgage investments will provide higher rates of returns than other investment alternatives. We continue to believe that the mortgage sector offers attractive risk-adjusted returns and have broadened our investment activity to include non-conforming mortgage-related securities and non-conforming mortgage loans. We continuously evaluate investment opportunities against the returns available in each of our investment alternatives and attempt to allocate our assets and capital with an emphasis toward what we believe to be the highest risk-adjusted return available, consistent with retaining our REIT status. This strategy will cause us to have different allocations of capital in different environments.

Mortgage Investing

MBS

We invest directly in residential MBS guaranteed as to principal and interest by Fannie Mae, Freddie Mac or Ginnie Mae (referred to as agency-backed MBS). The market value of these securities however is not guaranteed by these companies. We also invest in MBS issued by private organizations (referred to as private-label MBS). These pools of mortgage loans, together with our other real estate-related assets, represent qualifying REIT assets under the federal tax code.

MBS differ from other forms of traditional fixed-income securities which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity. Instead, MBS provide for a monthly payment that consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the servicer or guarantor of the MBS securities. In addition, outstanding principal on the MBS may be prepaid at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with more traditional fixed-income securities. Whole mortgage loans and other mortgage assets share many of the characteristics of MBS.

Mortgage prepayments are affected by factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on MBS and other mortgage assets increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio.

We manage our portfolio of mortgage investments to provide a high risk-adjusted return on capital. Our principal investment strategy has been to invest in adjustable-rate, agency-backed MBS of varying initial fixed periods and to finance these investments with short-term borrowings (generally 30 to 90 days). Although the coupon on adjustable-rate MBS will change over time, there are aspects of the security that result in the coupon being fixed for a period of time or the change in the coupon being limited. A significant portion of the adjustable-rate MBS we purchase are backed by mortgages that have fixed coupons for three to five years before adjusting annually thereafter (these types of securities are referred to as hybrid adjustable rate MBS). The initial fixed period results in the MBS having a longer duration than the short-term borrowings financing these investments. In addition, adjustable-rate mortgage loans typically have caps and floors that limit the maximum amount by which the mortgage coupon may be increased or decreased at periodic intervals or over the life of the security. To the extent that interest rates rise faster than mortgage rates are allowed to increase based on the interest rate caps, the change in the mortgage coupon may not fully offset increases in our funding costs. Because of the interest rate risk inherent in our investment strategy, we generally limit the leverage (debt-to-equity ratio) of our MBS portfolio to not greater than 12:1, although, from time to time leverage may increase or decrease due to changes in the value of the underlying portfolio investments and the timing and amount of re-investments.

Our agency-backed MBS consist of MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. For a detailed discussion regarding the interest rate sensitivity of our MBS portfolio and how we manage interest rate risk, see “Our Hedging & Interest Rate Risk Management” at page 9.

•    Fannie Mae MBS: Federal National Mortgage Association, better known as “Fannie Mae,” is a privately owned, federally chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received by Fannie Mae. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States. If Fannie Mae were unable to satisfy its obligations, the distributions made to us would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to us would be adversely affected by delinquent payments and defaults on the mortgage loans. The securities issued by Fannie Mae have an implied “AAA” rating.

•    Freddie Mac MBS: Federal Home Loan Mortgage Corporation, better known as “Freddie Mac,” is a privately owned government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac’s principal activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed MBS. Freddie Mac guarantees to holders of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States. If Freddie Mac were unable to satisfy its obligations, the distributions made to us would consist solely of payments and other recoveries on the underlying mortgage loans, and accordingly, monthly distributions to us would be adversely affected by delinquent payments and defaults on those mortgage loans. The securities issued by Freddie Mac have an implied “AAA” rating.

•    Ginnie Mae MBS: Government National Mortgage Association, better known as “Ginnie Mae,” is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. Title III of the National Housing Act of 1934 (the Housing Act) authorizes Ginnie Mae to guarantee the timely payment of principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration under the Housing Act or partially guaranteed by the Veteran’s Administration under the Servicemen’s Readjustment Act of 1944 and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that “the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty under this subsection.” An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that under section 306(g) of the Housing Act, Ginnie Mae certificates of the type that we may purchase are authorized to be made by Ginnie Mae and “would constitute general obligations of the United States backed by its full faith and credit.”

•    Privately-issued MBS: Privately-issued MBS are MBS that are not issued by one of the agencies referred to above and that are backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. While agency MBS are backed by the express obligation or guarantee of Fannie Mae, Freddie Mae, or Ginnie Mae as described above, privately-issued MBS are generally covered by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-collateralization and subordination. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated MBS to allocate losses on the underlying mortgage loans. Typically, one or more classes of senior MBS are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more subordinated MBS that bear losses on the underlying mortgage loans prior to the classes of senior MBS. The private-label MBS held in our MBS portfolio at December 31, 2005 were rated “AAA” by Standard & Poors.

Non-conforming Mortgage Loans

We invest directly in non-conforming residential mortgage loans which consist of mortgage loans that do not satisfy conforming loan underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming residential mortgage loans also include loans to more creditworthy borrowers where the size of the loan exceeds underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae. Such investments occur through the origination of non-conforming residential mortgage loans by First NLC and its subsidiaries and through the acquisition by us of non-conforming residential mortgage loans originated by unaffiliated third parties or by First NLC. We may also invest in securities backed by pools of non-conforming residential mortgage loans. See “Mortgage Loan Origination—Mortgage Banking” at page 11.

During 2005, we deployed a significant amount of the equity capital that we would have deployed in our agency-backed MBS investments into non-conforming residential mortgage assets for investment purposes. The allocation of our capital will vary from time to time and will depend on our ongoing evaluation of risk adjusted returns in our mortgage-backed securities, non-conforming mortgage loan and merchant banking businesses.

Net Interest Margin (NIM) Securities

We invest directly in net interest margin (NIM) securities that are short-term and investment grade-rated by either Moody’s or Standard & Poor’s. A NIM represents an interest in some or all of the excess cash flows of a securitization of loans. Specifically, a typical non-conforming mortgage loan securitization generates excess spread due to the fact that the securitization is backed by mortgage loans which bear interest rates in excess of the interest rates on the securities offered in such securitization. Additionally, excess cash flow in a typical non-conforming mortgage loan securitization is generated by prepayment premiums. The excess spread, after satisfaction of any realized losses and overcollateralization (O/C) requirements of the securitization, and prepayment premiums are part of the residual assets of the securitization trust.

A NIM represents a right to receive some or a portion of such excess cash flows. A NIM is quite sensitive to increases in losses on the underlying securitization as such losses have a major impact on the excess spread. Additionally, losses may require the application of excess spread to maintain required O/C levels. Such loss severities may be mitigated through the use of mortgage insurance at the underlying loan level. Mortgage insurance also reduces the required O/C levels thereby providing greater stability to the NIM. A NIM is also highly sensitive to rates of prepayment on the underlying loans with a higher prepayment speed resulting in a more rapid decline in the collateral balance thereby reducing excess spread. Prepayment premiums counteract prepayment speed. The inclusion of prepayment premiums in a NIM structure offsets declines in excess spread which may occur in a declining interest rate environment when prepayment rates increase. Notwithstanding these features, an increase in interest rates and subsequent flattening of the Treasury yield curve could limit the amount of excess cash available to the holders of NIMs.

Our Use of Leverage

We may reduce the amount of equity capital we have invested in MBS or other mortgage assets by funding a portion of those investments with repurchase agreements, commercial paper or other borrowing arrangements. To the extent that revenue derived from those assets exceeds our interest expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from our MBS and other mortgage assets does not sufficiently cover the interest expense and other costs of the financing our net income will be less or our net loss will be greater than if we had not borrowed funds.

We borrow funds to invest in residential mortgage assets by entering into repurchase agreements or, in the case of MBS and non-conforming residential mortgage loans originated by First NLC, issuing commercial paper or entering into securitization financing arrangements. Under repurchase agreements, assets are sold to a third party with the commitment to repurchase the same assets at a fixed price on an agreed future date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. These repurchase agreements are accounted for as debt, secured by the underlying assets. In August 2003, we formed Georgetown Funding, LLC (Georgetown Funding) and in October, 2004 we formed Arlington Funding LLC (Arlington Funding), each of which is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market. We serve as administrator for Georgetown Funding’s commercial paper program and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement and repurchase agreements, we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are collateralized by the MBS we own and are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. We are able to finance up to $12 billion of MBS through commercial paper issued by Georgetown Funding.

We serve as administrator for Arlington Funding’s $5 billion commercial paper program. The commercial paper notes issued by Arlington Funding are collateralized by non-conforming mortgage loans owned by various third party originators as well as non-conforming residential mortgage loans owned by First NLC. The agreements with First NLC allow us to finance up to $1 billion of non-conforming residential mortgage loans owned by First NLC through commercial paper issued by Arlington Funding. The commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively.

We finance non-conforming residential mortgage loans purchased for our portfolio initially with warehouse debt utilizing repurchase agreements or commercial paper, as described above, and ultimately finance the loans permanently through the issuance of asset-based securities. We structure the majority of our securitizations as financings rather than sales for GAAP and tax accounting purposes. Securitized loans remain on our consolidated statement of financial condition as an asset while the securitization debt is accounted for as a liability on our consolidated statement of financial condition in the case that the transaction is not considered a sale.

Our Hedging and Interest Rate Risk Management

To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management program intended to monitor our portfolio of MBS, mortgage-related investments and mortgage loans against the effects of major interest rate changes. Specifically, our interest rate risk management program is formulated with the intent to offset the potential adverse effects resulting from rate adjustment limitations and the differences between interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate MBS, mortgage-related investments and mortgage loans and related borrowings. Our agency-backed MBS hedging strategy includes an element of reliance on coupon repricing of assets in addition to hedging our liability cost.

Additionally, our interest rate risk management program may encompass from time to time a number of procedures, including the following:

•	we attempt to structure our borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate MBS, mortgage-related investments and mortgage loans; and

•	we attempt to structure our borrowing agreements relating to adjustable-rate MBS, mortgage-related investments and mortgage loans to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year).

We adjust the average maturity adjustment periods of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, we attempt to minimize the differences between the interest rate adjustment periods of our MBS, mortgage-related investments and mortgage loans and related borrowings that may occur.

We purchase from time-to-time interest rate swaps, interest rate collars, interest rate caps or floors, and similar financial instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates or to mitigate prepayment risk. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. Certain of our interest rate management activities qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. We report the derivative financial instruments and any related margin accounts on our consolidated balance sheets at their fair value. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that the cost of hedging exceeds the level of risk that management believes is present.

We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potentially adverse circumstances. Our interest rate risk management strategies also provide support for our capital preservation strategies. For capital preservation, we monitor our “duration.” This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our MBS, mortgage-related investments and mortgage loans and liabilities. At December 31, 2005, we estimate that the duration of our assets was approximately 1.4. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

We may elect to conduct a portion of our hedging operations through one or more subsidiary corporations, each of which we would elect to treat as a “taxable REIT subsidiary.” To comply with the asset tests applicable to us as a REIT, we could own 100% of the voting stock of such subsidiary, provided that the value of the stock that we own in all such taxable REIT subsidiaries does not exceed 20% of the value of our total assets at the close of any calendar quarter. A taxable subsidiary would not elect REIT status and would distribute any net profit after taxes to us and its other stockholders. Any dividend income we receive from the taxable subsidiary (combined with all other income generated from our assets, other than qualified REIT real estate assets) must not exceed 25% of our gross income.

We believe that we maintain a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate us from interest rate changes and prepayment risks. Further, as noted above, the federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to hedge our interest rate and prepayment risks. We monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which could result in our disqualification as a REIT, the payment of a penalty tax for failure to satisfy certain REIT tests under the Internal Revenue Code, provided the failure was for reasonable cause. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, we may be unable to hedge effectively our interest rate and prepayment risks. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Hedging Activities” at page 94.

Prepayment Risk Management

We seek to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage loans with prepayment prohibitions and penalties, investing in certain mortgage structures which have prepayment protections, and balancing assets purchased at a premium with assets purchased at a discount. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

Merchant Banking

Our merchant banking investment strategy is to invest in companies that compete in industries where we have investment expertise and a contextual understanding of industry dynamics. We rely on our investment banking group to provide us with potential investment opportunities. As a result, although all of our investment decisions are driven by a fundamental value-oriented approach and not as part of a strategy to generate investment banking business, almost all of our investments are in companies that are also investment banking clients. We are long-term investors but do not seek to control the companies in which we invest. In most cases, we intend to hold our merchant banking investments for greater than 12 months. Because of our broker-dealer affiliation, many of our investments in companies that are investment banking clients are subject to lock-up restrictions which limit our ability to sell securities for a period of time.

Subject to maintaining our qualification as a REIT, we invest from time to time in equity securities that may or may not be related to the real estate business. We follow a fundamental value-oriented investment approach and focus on the anticipated future cash flows to be generated by the underlying business, discounted by an appropriate rate to reflect both the risk of achieving those cash flows and the alternative uses for the capital to be invested. We also consider factors such as: strength of management; liquidity of the investment; underlying value of the assets owned by the issuer; and prices of similar or comparable securities and/or companies.

As of December 31, 2005, we had invested in approximately $217.2 million of equity securities of various companies. See, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Investing—Merchant Banking” at pages 70-71.

Although our Merchant Banking investments have focused on equities, we evaluate and from time to time may invest in short to medium-term mezzanine and senior loans that may have a higher risk credit profile and yield higher returns than the typical senior loan made by a commercial bank or other traditional lending institution. In addition to the above considerations for an equity investment, we also consider the structural characteristics of mezzanine or senior loan investments. These loans may or may not be secured; may or may not be subordinated; have a variety of repayment structures and sources; and typically compensate for the higher risk profile through higher interest rates rather than equity features.

Mortgage Loan Origination—Mortgage Banking

On February 16, 2005, we completed the acquisition of First NLC, a non-conforming residential mortgage loan originator, for approximately $101.0 million, paid with a combination of cash and our shares of our common stock. First NLC originates, underwrites and funds mortgage loans secured primarily by single-family residences, and then sells these loans to institutional loan purchasers, through a whole loan sale or securitization, or to us for our mortgage loan portfolio. Loans are originated primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral. First NLC currently is licensed, or otherwise exempted from licensing requirements, to originate loans in 44 states across the United States. We originate mortgage loans through both wholesale and retail channels, through which we originated approximately $6.0 billion in 2005. The First NLC loan origination platform provides us with the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions. See “Item 1A — Risk Factors — Risks Related to our Non-Conforming Residential Mortgage Loan Origination Business.”

Capital Markets Business

FBR TRS Holdings, Inc., a taxable REIT subsidiary holding company, is a holding company for our capital markets businesses that provide investment banking, institutional brokerage products and asset management and services.

Through these businesses, we provide financial products and services in the following broad industry sectors that we believe offer significant business opportunities: financial services, real estate, technology, healthcare, energy, consumer and diversified industries. We have continued to strengthen our business by adding coverage of new industry sectors in both institutional brokerage and investment banking, adding new products and services that benefit from our knowledge of each sector, and building a wider customer base.

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

Investment Banking

Capital Raising Services.    We are a leading investment banking firm and our capital raising activities encompass a range of securities, structures and size ranges. We are a top-tier underwriter of equity securities in the United States and have developed a strong market presence in initial public offerings, secondary and follow-on offerings, and 144A institutional equity private placements. Our strategy is to maintain long-term relationships with our corporate clients by serving their capital and advisory needs beyond their initial access to capital markets. We believe that our track record in completing offerings, our approach of understanding our chosen industry sectors, the advice we provide investment banking clients on capital structure and the access to the capital markets that we are able to provide has helped us to increase our base of issuer clients.

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

Institutional Brokerage

We focus on providing research, institutional sales, trading services and structured finance to equity and high-yield investors in the United States, Europe and elsewhere. We execute securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which requires the special market making and trading expertise that we provide.

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

Research

A key part of our strategy is to support our brokerage clients with specialized and in-depth research. Our analysts cover a universe of over 500 companies in our focus industry sectors. We provide research on common and preferred stocks, high-yield bonds, mortgage-backed and asset-backed bonds and special situations. In addition, our metropolitan Washington, D.C.-based Economic and Policy Research Group provides general economic analysis and insight on the federal government’s activities and their effect on the economy and the market.

Our research analysts operate under three guiding principles: (i) to provide objective, independent analysis of securities, their issuers, and their place in the capital markets; (ii) to identify undervalued investment opportunities in the capital markets, and (iii) to communicate effectively the fundamentals of these investment opportunities to potential investors. To achieve these objectives, we believe that industry specialization is necessary and, as a result, we organize our research staff along industry lines. Each industry team works together to identify and evaluate industry trends and developments. Within industry groups, analysts are further subdivided into specific areas of focus so that they can maintain and apply specific industry knowledge to each investment opportunity they address.

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

Asset Management Business

Our asset management subsidiaries are subsidiaries of FBR TRS Holdings, Inc. and also are taxable REIT subsidiaries. Since 1989, we have managed hedge funds and other alternative asset management products. Since 1996, we have expanded these specialized asset management capabilities, adding private equity, and venture capital funds and public mutual funds, both equity and fixed income, as part of our strategy to diversify our asset management product offerings.

Hedge Funds

At December 31, 2005, our hedge funds had approximately $154.4 million in assets under management and $142.1 million in productive capital on which our base management fees of 1% to 1.5% are calculated. In addition to base fees, these funds provide the potential for incentive income if certain benchmarks are met.

Mutual Funds

We entered into the mutual funds business in 1997, and currently offer seven no-load equity mutual funds as well as a money market fund that invests in short term U.S. government securities.

At December 31, 2005, our mutual funds had assets under management of approximately $1.9 billion. We provide advisory and administration services to the funds, for which we receive total fees at an annual rate ranging from 0.46% to 0.96% of net assets, depending on the fund.

Private Wealth Management

We use the expertise of our portfolio managers and other professionals to develop and implement investment products for institutional and retail investors and, through our Private Wealth Management Group (PWM), for high net worth individual investors. A significant part of PWM is the allocation of investments to third party funds. PWM seeks to offer creative money management solutions and investment ideas suited to high net worth individuals, who generally are individuals with investable assets in excess of $2 million. PWM offers a range of asset allocation and long range wealth management services. PWM manages the assets allocated to various strategies, and may also employ external managers to assist in managing such assets. PWM clients are also afforded access to our proprietary asset management products, institutional research and new securities issues. PWM professionals research, interpret, evaluate and recommend sophisticated investment strategies. PWM provides hedging and monetizing solutions for significant equity positions. PWM professionals are knowledgeable in various aspects of the sale of restricted and control stocks, as well as the financing of employee stock option exercises. Individuals who own restricted or control stock receive PWM assistance with the complex regulations and paperwork required to sell such securities. For individuals unable to sell positions, PWM offers a number of strategies for preserving value in such assets, as well as the ability to borrow funds at favorable rates to provide liquidity. As of December 31, 2005, our portfolio managers oversaw the management of $209.8 million in assets for our clients.

Other Matters

During the first quarter of 2006, our subsidiary FBR National Trust Company, a limited purpose national trust company (FBRNTC), closed a transaction with Cardinal Bank, a Virginia-chartered bank (Cardinal), whereby Cardinal acquired certain of FBRNTC’s fiduciary and other assets and assumed FBRNTC’s deposit liabilities. Following the closing, we terminated FBRNTC’s national bank status by merging FBRNTC into our non-insured subsidiary, FBR Bancorp, Inc. As a result of this divestiture, we are no longer subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The transaction is not expected to have a material impact on our financial condition or earnings. Another subsidiary, FBR Fund Advisors, Inc., (Fund Advisors) assumed the mutual fund administration services that FBRNTC formerly provided.

During the first quarter of 2006, Fund Advisers closed a transaction with MTB Group of Funds, a Delaware statutory trust, and with MTB Investment Advisors, Inc., a Maryland corporation (collectively MTB), whereby MTB acquired two municipal bond funds advised by Fund Advisers, known as the FBR Maryland Tax-Free Portfolio and the FBR Virginia Tax-Free Portfolio. The transaction is not expected to have a material impact on our financial condition or earnings.

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

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our holding company and our operating businesses and for our procedures with regard to our exposure to market, credit, operations, liquidity, compliance, legal, reputational and equity ownership risk. In addition, our internal audit and compliance personnel test and audit for compliance by our personnel with our policies and procedures. Our legal personnel also provide legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee and the Risk Policy and Compliance Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, risk management and internal audit personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Competition

We are engaged in the highly competitive financial services, investment and mortgage banking and brokerage industries. We compete for sales and trading, investment banking and other capital markets business directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies and regional securities firms. In our asset management business we compete with the same firms and with venture capital firms, large mutual fund companies, commercial banks and smaller niche players including private hedge funds. We also compete with large non-conforming mortgage loan originators.

In addition to competing for customers and investments, we compete with other companies in the financial services, investment and mortgage banking and brokerage industries to attract and retain experienced and productive investment professionals. See “Item 1A — Risk Factors — General Risks Related to Our Business” at page 27.

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

In acquiring mortgage-related assets including MBS and in originating non-conforming residential mortgage loans, we compete with specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies, broker-dealers, mortgage REITs and other entities. Many of our mortgage competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and other mortgage REITS with similar strategies may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage-related assets, including MBS, suitable for purchase.

For a further discussion of the competitive factors affecting our business, see “Item 1A—Risk Factors — General Risks Related to Our Business and —Risks Related to Our Principal Investing Activities.”

Risk Management

In conducting our business, we are exposed to a range of risks including, without limitation:

Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates, equity prices or foreign exchange rates, as well as market expectations concerning the underlying assets.

Credit risk is the risk of loss due to an individual customer’s or institutional counterparty’s unwillingness or inability to pay its obligations.

Operations risk is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unforeseen catastrophes.

Liquidity risk is the risk that we may be unable to meet our obligations as they come due because of our inability to liquidate assets or obtain funding. Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds.

Regulatory risk is the risk of loss, including fines or penalties, from failing to comply with federal, state or local laws, rules and regulations pertaining to financial services activities, including the loss of our REIT qualification.

Legal risk is the risk of loss, disruption or other negative effect on our operations or condition that arises from unenforceable contracts, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings, or the threat thereof.

Reputational risk is the risk that negative publicity regarding our practices, whether true or not, will cause a decline in the customer base, resulting in costly litigation, or reduce our revenues.

Equity Ownership Risk arises from making equity investments that create an ownership interest in portfolio companies, and is a combination of credit, market, operational, liquidity, compliance and reputation risks.

We have a corporate-wide risk management program approved by our Board of Directors. This program sets forth various risk management policies, provides for a risk management committee and assigns risk management responsibilities. The program is designed to focus on the following:

•	identifying, assessing and reporting on corporate risk exposures and trends;

•	establishing and revising as necessary policies, procedures and risk limits;

•	monitoring and reporting on adherence with risk policies and limits;

•	developing and applying new measurement methods to the risk process as appropriate; and

•	approving new product developments or business initiatives.

Although we believe that our risk management program and our internal controls are appropriately designed to address the risks to which we are exposed, we cannot provide assurance that our risk management program or our internal controls will prevent or reduce such risks.

Regulation

In the United States, a number of federal regulatory agencies are charged with the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.

We are subject to regulation by several federal agencies. The Securities and Exchange Commission (SEC) is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit (margin) transactions involving broker-dealers and certain other institutions in the United States. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market (Nasdaq)), and the national securities exchanges. These organizations, which are subject to oversight by the SEC, govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While FBR & Co. and our other broker-dealer subsidiaries are not members of the New York Stock Exchange (NYSE), our business is impacted by the NYSE’s rules.

Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. FBR & Co. is registered as a broker-dealer with the SEC and in all 50 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by the NASD and the Municipal Securities Rulemaking Board. FBR Investment Services, Inc., (FBRIS) is registered as a broker-dealer with the SEC and in all 50 states, Puerto Rico and the District of Columbia; it is a member of the NASD.

The mortgage lending industry is highly regulated. First NLC, our mortgage loan origination subsidiary, is subject to extensive regulation and supervision by various federal, state, and local government authorities. First NLC is licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first and second mortgage loans in 44 states. Additionally, MHC I, Inc. (MHC), our qualified REIT subsidiary through which we acquire mortgage loans, is also subject to regulation and supervision by various federal, state and local government authorities. MHC currently is licensed or exempt from licensing requirements by relevant regulatory entities to acquire first and second mortgage loans in 46 states and the District of Columbia.

We and our operating subsidiaries are also subject to the USA PATRIOT Act (PATRIOT Act), which requires financial institutions to adopt and implement policies and procedures designed to prevent and detect money laundering. FBR and its subsidiaries have adopted a comprehensive anti-money laundering compliance program that we believe is in compliance with the PATRIOT Act.

Regulation of Broker-Dealer Subsidiaries

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

Regulation of Asset Management Subsidiaries

Three of our asset management subsidiaries are registered as investment advisers with the SEC. As investment advisers registered with the SEC, they are subject to the requirements of the Investment Advisers Act of 1940 (the “Advisors Act”) and the SEC’s regulations thereunder. These requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. They may also be subject to certain state securities laws and regulations. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, two of our asset management subsidiaries, FBR Fund Advisers, Inc. and Money Management Advisors, Inc., and the mutual funds they manage, are subject to the requirements of the Investment Company Act of 1940 (the “1940 Act”) and the SEC’s regulations thereunder.

In connection with much of our asset management activities, we, and the private investment vehicles that we manage, are relying on certain exclusions and exemptions from registration under the 1940 Act, and under certain state securities laws and the laws of various foreign countries. Failure to comply with the initial and continuing requirements of any such exemptions could have a material adverse effect on the manner in which we and these vehicles carry on their activities, including penalties similar to those listed above for broker-dealers.

Regulation of Mortgage Loan Origination and Acquisition Subsidiaries

The volume of new or modified laws, rules, and regulations applicable to our mortgage loan origination business has increased in recent years and individual municipalities have also begun to enact laws, rules, and regulations that restrict or otherwise affect mortgage loan origination and acquisition activities. The laws, rules, and regulations of each of these jurisdictions are different, complex, and, in some cases, in direct conflict with each other. It may become increasingly difficult to identify applicable requirements comprehensively, to interpret laws, rules, and regulations accurately, to program our information systems properly, and to train our personnel effectively with respect to all of these laws, rules, and regulations. Therefore, the risk of non-compliance with these laws, rules, and regulations may be increased.

Our mortgage lending activities are subject to the provisions of various federal laws and their implementing regulations, including the Equal Credit Opportunity Act of 1974, or ECOA, as amended, the Federal Truth-in-Lending Act (TILA), and Regulation Z thereunder, Home Ownership and Equity Protection Act (HOEPA), the Fair Credit Reporting Act of 1970, as amended (FCRA), the Real Estate Settlement Procedures Act (RESPA) and Regulation X thereunder, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act (HMDA) and Regulation C thereunder, the Fair Housing Act and Regulation X thereunder, the Gramm-Leach-Bliley privacy legislation, the Fair and Accurate Credit Transactions Act (FACT) the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Telephone Consumer Protection Act, the CAN-SPAM Act and the Soldiers and Sailors Civil Relief Act.

Specifically, TILA was enacted to require lenders to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. Among other things, TILA gives consumers a three-business day right to rescind certain refinance loan transactions. FCRA establishes procedures governing the use of consumer credit reports and also requires certain disclosures when adverse action is taken based on information in such a report. FACT provides new protections for consumer information, particularly with respect to identity theft.

HOEPA imposes additional disclosure requirements and substantive limitations on certain “high cost” mortgage loan transactions. Our policy is not to originate HOEPA—covered loans.

ECOA, which is implemented by Regulation B, prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status, if all or part of the applicant’s income is derived from a publicly assisted program or if the applicant has in good faith exercised any right under the Consumer Credit Protection Act. ECOA also requires disclosures when adverse action is taken on an application, and prohibits creditors from requesting certain types of information from loan applicants. The Federal Fair Housing Act also contains anti-discrimination restrictions. HMDA requires us to collect and file with the Department of Housing and Urban Development information on our loan applications and originations.

RESPA mandates certain disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services.

The Gramm-Leach-Bliley Act imposes requirements on all financial institutions, including lenders, with respect to their collection, disclosure and use of nonpublic personal information and requires them to implement and maintain appropriate safeguards to protect the security of that information. This act also permits the states to enact more demanding privacy rules.

In addition, we are subject to applicable state and local laws and the rules and regulations of various state and local regulatory agencies in connection with originating, purchasing, processing, underwriting, securitizing, and servicing mortgage loans.

These rules and regulations, among other things:

•	impose licensing obligations on us;

•	establish eligibility criteria for mortgage loans;

•	prohibit discrimination;

•	require us to devote substantial resources to loan-by-loan analysis of points, fees, benefits to borrowers, and other factors set forth in laws, which often differ depending on the state, and in some cases the city or county, in which the mortgaged property is located;

•	require us to adhere to certain procedures regarding credit reports and personal information on loan applicants;

•	regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances, and payment features;

•	mandate certain truth-in-lending and other disclosures and notices to borrowers; and

•	may fix maximum interest rates, fees, and mortgage loan amounts.

Compliance with these laws is complex and labor intensive. We have ceased, or may cease in the future, to do business in certain jurisdictions in which we believe compliance requirements cannot be assured at a reasonable cost with the degree of certainty that we require, and we may cease doing business in additional jurisdictions where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws. Failure to comply with legal requirements in jurisdictions where we do business can lead to, among other things, loss of approved licensing status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions, and civil and criminal penalties.

Any person or group that acquires more than 10%, or in some cases 5%, of our share of Class A common stock will become subject to certain state licensing regulations requiring such person or group periodically to file certain financial and other information disclosures. If any person or group holding more than 10%, or in some cases 5%, of our shares of Class A common stock fails to meet a state’s criteria, or refuses to adhere to such filing requirements, our existing licensing arrangements could be jeopardized and we could lose its authority to conduct business in that state. The loss of required licenses or authority to conduct business in a state could have a material adverse effect on our results of operations, financial condition and business.

In recent years, federal and several state and local laws, rules, and regulations have been adopted, or have come under consideration, that are intended to eliminate certain lending practices, often referred to as “predatory” lending practices, that are considered to be abusive. Many of these laws, rules, and regulations restrict commonly accepted lending activities and would impose additional costly and burdensome compliance requirements on us. These laws, rules, and regulations impose certain restrictions on loans with points and fees or APRs that meet or exceed specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction regardless of how carefully a loan is underwritten. In addition, an increasing number of these laws, rules, and regulations seek to impose liability for violations on the purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation. We may be subject to liability if we purchase mortgage loans that violate these predatory lending laws.

The continued enactment of these laws, rules, and regulations may prevent us from making or acquiring certain loans and may cause us to reduce the APR or the points and fees we charge on the mortgage loans that we originate. The difficulty of managing the compliance risks presented by these laws, rules, and regulations may decrease the availability of warehouse financing and the overall demand for the purchase of our originated or acquired mortgage loans. These laws, rules, and regulations have increased, and may continue to increase, our cost of doing business as it has been, and may continue to be, required to develop systems and procedures to ensure that it does not violate any aspect of these new requirements.

In addition, many of these state laws, rules, and regulations are not applicable to the mortgage loan operations of national banks and federal savings associations, and their operating subsidiaries, or of federal credit unions. Therefore, the mortgage loan operations of these institutions are at a competitive advantage to us since they do not have to comply with many of these laws.

We seek to avoid originating or acquiring loans that meet or exceed the Annual Percentage Rate (APR) or “points and fees” threshold of these laws, rules, and regulations. If we decide to relax certain self-imposed restrictions on originating or acquiring mortgage loans subject to these laws, rules and regulations, we will be subject to greater risks for actual or perceived non-compliance with the laws, rules and regulations, including demands for indemnification or mortgage loan repurchases from the parties to whom we sell mortgage loans, difficulty in obtaining credit to fund our operations, class action lawsuits, increased defenses to foreclosure of individual mortgage loans in default, individual claims for significant monetary damages and administrative enforcement actions. Any of the foregoing could significantly harm our business, cash flow, financial condition, liquidity and results of operations.

Additional legislation and regulations, including those relating to the activities of financial holding companies, broker-dealers and investment advisers, changes in rules promulgated by the SEC, NASD or other United States, states or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect our manner of operation and our profitability. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application. For example, the volume of our underwriting, merger and acquisition, securities trading and asset management activities in any year could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities.

Regulatory Developments

In recent years, federal and state legislators and regulators adopted a variety of new or expanded regulations, particularly in the areas of privacy and consumer protection. We summarize these regulations below.

Privacy

The federal Gramm-Leach-Bliley financial reform legislation imposes additional obligations on us to safeguard the information we maintain on our borrowers. Also, several states are considering even more stringent privacy legislation. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective July 1, 2004, and impose additional notification obligations on us and place additional restrictions upon information sharing with non-affiliated third parties. The more stringent information provisions of these laws are not pre-emptied by existing federal laws. In addition, the California Information Safeguard Law AB1950 imposes the obligation on businesses to establish procedural and electronic safeguards to protect customer personal information. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress acted in late 2003 to make this preemption permanent, otherwise it would have expired at the end of that year and states could have imposed more stringent and inconsistent regulations regarding the use of pre-approved offers of credit and other information sharing. Recent changes to the Fair Credit Reporting Act were made in December 2003, with the adoption of the Fair and Accurate Credit Transaction Act, and include modifications to the right to receive credit reports, the reporting of negative information, the rights of identity theft victims, the issuance of risk-based credit pricing notices, the responsibilities of creditors and other furnishers of credit information and the disclosure of credit scores. Some provisions of the Fair and Accurate Credit Transaction Act will only become effective after federal agencies issue final regulations. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of its marketing programs.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting took effect in 2004 for reports filed in 2005. A significant portion of the mortgage loans originated by us are subject to the expanded reporting requirements.

The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, loan-to-value (LTV), documentation-level or other salient loan features. As a result, lenders are concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003

The CAN-SPAM Act of 2003 took effect on January 1, 2004 and applies to businesses, such as ours, that use electronic mail for advertising and solicitation. This law, generally administered by the Federal Trade Commission, preempts state laws to the contrary, and establishes, among other things, a national uniform standard that gives consumers the right to stop unwanted emails. New requirements are imposed for the header caption in emails, as well as return email addresses, and consumers are granted the right to ‘opt out’ from receiving further emails from the sender. Effective January 1, 2005, new rules apply to “dual-purpose” e-mails where a commercial message is included with transactional or relationship e-mail. These new and existing provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

These laws, enacted in 1991 and 1994, respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The Federal Communications Commission, or the FCC, and the Federal Trade Commission have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted ‘do-not-call’ registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. Effective January 1, 2005, the FCC required that telemarketers access the “do-not-call” list at least once every 31 days. During this same time, over 25 states have also adopted similar laws, with which we also comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Predatory Lending Legislation

The United States Congress is also considering legislation, such as the Ney-Lucas Responsible Lending Act introduced in 2003, which, among other provisions, would limit fees that a lender is permitted to charge, including prepayment fees, restrict the terms lenders are permitted to include in their loan agreements and increase the amount of disclosure required to be given to potential borrowers. Similar legislation was introduced in 2005 in Congress. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our lending practices and results of operations. As a result of these and other initiatives, we are unable to predict whether federal, state or local authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in states where we originate a significant portion of our mortgage loans.

The Home Ownership and Equity Protection Act of 1994, or HOEPA, identifies a category of mortgage loans and subjects them to more stringent restrictions and disclosure requirements. In addition, liability for violations of applicable law for loans covered by HOEPA extends not only to the originator, but also to the purchaser of the loans. HOEPA generally covers loans with either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or a dollar threshold adjusted annually in January in accordance with the Consumer Price Index (currently $528), or (ii) an APR of more than eight percentage points higher than United States Treasury securities of comparable maturity on first mortgage loans, and 10 percentage points above Treasuries of comparable maturity for junior mortgage loans.

Our policy is not to originate or acquire mortgage loans covered by HOEPA because of the higher legal risks as well as the potential negative perception of originating mortgage loans that are considered to be “high cost” under federal law.

Several federal, state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called “predatory” lending practices. Many of these laws and regulations go beyond targeting abusive practices by imposing broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, some of these laws impose liability on assignees of mortgage loans such as loan buyers, lenders and securitization trusts. Such provisions deter loan buyers from purchasing loans covered by the applicable law. For example, the Georgia Fair Lending Act that took effect in October 2002 resulted in First NLC’s withdrawal from the Georgia market, until the law was amended in early 2003, because lenders and loan buyers refused to finance or purchase loans covered by that law. The recent enactment of similar laws in late 2003 in New Jersey and New Mexico, and in 2004 in Massachusetts, has resulted in significant interruption in the secondary market, with some participants no longer purchasing home loans originated in those states, and some not purchasing just those loans covered by these new laws. Our policy is not to make loans that are deemed high cost under these laws, and remain able to finance or sell those loans we do make.

Finally, states continue to adopt laws requiring loan officer licensing. Many of these laws contain pre-licensing educational and testing requirements, and others contain post licensing continuing education requirements of anywhere from 6 to 12 hours per year. The definition of what constitutes a loan officer also varies among states, such that in some states only associates who deal directly with the public must be licensed, while in a few other states employees who also process loans must be licensed.

These decisions and new laws impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs. There can be no assurance that other similar laws, rules or regulations will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain mortgage loans. Adoption of these laws could also have a material adverse effect on our mortgage loan origination volume, especially if our lenders and secondary market buyers elect not to finance or purchase mortgage loans covered by the new laws.

Nontraditional Mortgage Products

On December 29, 2005, the federal mortgage banking agencies published in the Federal Register for public comment a draft of the proposed Guidance to address certain concerns that the Agencies had about the proliferation of “nontraditional mortgage products,” loosely defined as any mortgage where the borrower is able to defer repayment of principal for a period of time—in other words, interest only-loans and Pay Option ARMs. The Guidance notes that financial institutions are increasingly combining these loans with other practices, such as making simultaneous second-lien mortgages and allowing reduced documentation in evaluating the applicant’s creditworthiness. The Guidance acknowledges that innovations in mortgage lending can benefit some consumers, but that these layering practices can present unique risks that institutions must appropriately measure, monitor and control. It recognizes that many of the risks associated with nontraditional mortgage loans exist in other adjustable-rate mortgage products, but the Agencies share an elevated concern with nontraditional products due to the lack of principal amortization and potential accumulation of negative amortization. The Agencies are also concerned that these products and practices are being offered to a wider spectrum of borrowers, including some who may not otherwise qualify for traditional fixed-rate or other adjustable-rate mortgage loans, and who may not fully understand the associated risks.

The Guidance directs financial institutions to consider the effect of payment shock in underwriting by evaluating whether the borrower will be able to make the higher monthly payments once the loan begins amortizing. At the very least, underwriting criteria must include an “include an evaluation of [the borrower’s] ability to repay the debt by final maturity at the fully indexed rate, assuming a fully amortizing repayment schedule.” Lenders would be directed to “avoid the use of loan terms and underwriting practices that may result in the borrower having to rely on the sale or refinancing of the property once amortization begins.” In addition, the Guidance noted that lenders often underwrite nontraditional mortgage products with less stringent or no income and asset verification requirements as compared to traditional “full” underwriting. Although it did not outright prohibit reduced income or asset verification programs in connection with nontraditional mortgages, the Guidance cautioned lenders against “over-reliance on credit scores as a substitute for income verification in the underwriting process” in connection with these products. The Guidance expressed the greatest concern about risk layering in connection with nontraditional mortgage programs “that target subprime borrowers through tailored marketing, underwriting standards, and risk selection.”

While not specifically applicable to loans originated by us, the guidance and related banking regulations are instructive of the regulatory climate relating to low and no documentation loans, such as the stated income and no documentation loan products, and nontraditional mortgage products, such as interest-only and Payment Option ARMs, made by us. Our ability to finance the origination of our nontraditional mortgage loans and sell such loans to or the related securities to third parties potentially could be impaired if our financing sources or mortgage buyers are required or choose to incorporate prohibitions or requirements from certain anti-predatory lending practices into their eligibility criteria, even if the laws do not specifically apply to us.

Ameriquest Settlement

ACC Capital Holdings Corporation and several of its residential lending subsidiaries, including Ameriquest Mortgage Company (collectively “Ameriquest”), have agreed to a $325 million nationwide settlement with the state attorneys general of forty-nine states and the District of Columbia to resolve claims that Ameriquest engaged in predatory lending practices. The Settlement Agreement, which is effective March 15, 2006, also enjoins Ameriquest from engaging in unfair or deceptive acts or practices and imposes new origination-related requirements upon Ameriquest. These new requirements include, among others, (1) providing detailed oral and written disclosures (in addition to those required under applicable state and federal law), (2) limiting refinances of Ameriquest loans, (3) prohibiting an employee compensation system that is tied to loan fees or closing costs, (4) implementing training courses for employees, (5) using independent loan closers, (6) limiting prepayment penalty periods on variable rate mortgages, and (7) implementing an internal monitoring program to ensure compliance with the Settlement Agreement. These requirements are generally more restrictive than existing consumer credit laws that address the same topics. It is not yet clear what effect this settlement will have on the industry and the extent to which certain of these requirements become industry best practices.

Efforts to Avoid Abusive Lending Practices

In an effort to prevent the origination of mortgage loans containing unfair terms or involving predatory practices, we have adopted many policies and procedures, including the following:

Product Policies

•	Our policy is not to originate “high cost loans” as defined by HOEPA and/or state law.

•	We do not make mortgage loans containing single premium credit life, disability or accident insurance.

•	We do not make or purchase mortgage loans containing, negative amortization, mandatory arbitration clauses or interest rate increases triggered by borrower default.

•	We offer mortgage loans with and without prepayment penalties. When a borrower opts for a mortgage loan with a prepayment charge, the borrower benefits from a lower interest rate and/or pays lower upfront fees.

•	Prepayment penalties do not extend beyond three years from the origination date. On fixed rate mortgage loans, the maximum prepayment penalty term is three years. Prepayment penalties on adjustable rate mortgage loans do not extend beyond the first adjustment date.

Loan Processing and Underwriting Policies

•	We only approve mortgage loan applications that evidence a borrower’s ability to repay the mortgage loan.

•	We consider whether the mortgage loan terms are in the borrower’s best interests and documents its belief that the mortgage loan represents a tangible benefit to the borrower.

•	We do not resolicit borrowers within 12 months of loan origination.

•	We price mortgage loans commensurate with risk.

•	We use a credit grading system to help ensure consistency of grading.

•	We do not ask appraisers to report a predetermined value or withhold disclosure of adverse features.

•	We employ electronic and manual systems to protect against adverse practices like “property flipping.” Mortgage loan origination systems are designed to detect red flags such as inflated appraisal values, unusual multiple borrower activity or rapid mortgage loan turnover.

Customer Interaction and Education

•	We market mortgage loans with a view to encouraging a wide range of applicants strongly representative of racial, ethnic and economic diversity of the markets it serves throughout the nation.

•	Our mortgage loan applicants receive a brochure to educate them on the mortgage loan origination process, explain basic mortgage loan terms, help them obtain a mortgage loan that suits their needs and advise them on how to find a loan counselor approved by the U.S. Department of Housing and Urban Development, or HUD.

•	We distribute a Fair Lending Policy to all newly hired employees and hold them accountable for treating borrowers fairly and equally.

•	We monitor broker performance and strive to hold brokers accountable for fair and equal treatment of borrowers.

•	We conduct periodic randomly selected satisfaction surveys of customers who receive mortgage loans through a mortgage broker.

Evaluation and Compliance

•	We subject a significant statistical sampling of our mortgage loans to a quality assurance review of borrower qualification, validity of information, and verified property value determination.

•	Our fair lending officer currently provides an independent means of reporting or discussing fair lending concerns.

•	We periodically engage independent firms to review internal controls and operations to help ensure compliance with accepted federal and state lending regulations and practices.

•	We adhere to high origination standards in order to sell our mortgage loan products in the secondary mortgage market. We treat all customer information as confidential and consider it to be nonpublic information. We maintain systems and procedures designed to ensure that access to nonpublic consumer information is granted only to legitimate and valid users.

•	We believe that our commitment to responsible lending is good business.

•	We strive to promote highly ethical standards throughout our industry.

We plan to continue to review, revise and improve our practices to enhance our fair lending efforts and support the goal of eliminating predatory lending practices in the industry.

Recent Developments

We announced on December 21, 2005 our decision to reposition our MBS portfolio to eliminate a negative cash spread on much of the portfolio and to be in a position to take advantage of reinvestment opportunities presented by the changing environment over the coming quarters. During the first quarter of 2006, we completed the sale of mortgage-backed securities valued at $6.7 billion, substantially completing the liquidation phase of the portfolio repositioning. We intend to reinvest patiently the net proceeds from the $6.7 billion liquidation throughout 2006.

ITEM 1A. RISK FACTORS

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

General Risks Related to our Business

We may fail to realize the anticipated benefits of our acquisition of First NLC in February 2005, which could have an adverse effect on our earnings and in turn negatively affect the value of our common stock and our ability to make distributions to our shareholders.

We expect to realize financial and operating benefits including improved returns on invested capital in residential non-conforming mortgage loans originated by First NLC. However, we cannot predict with certainty when these benefits will occur, or the extent to which they actually will be achieved, if at all. The integration of First NLC will also require substantial attention from management. The diversion of management attention and any difficulties associated with integrating First NLC could have a material adverse effect on our operating results and on the value of our common stock.

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

The voting power of our principal shareholders and other executive officers, directors and nominees may result in corporate action with which you do not agree and may discourage third party acquisitions of our company and prevent our shareholders from receiving any premium above market price for their shares.

Eric F. Billings has significant influence over our operations through his ownership of our common stock, which, as of March 10, 2006, represents approximately 12.2% of the total voting power of our common stock. In addition, Mr. Billings serves as one of our directors and as our Chief Executive Officer. Mr. Billings and all of our other executive officers, directors and nominees, as a group, control, as of March 10, 2006, approximately 15.5% of our total voting power. The extent of the influence that Mr. Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Mr. Billings.

The trading prices of our Class A common stock may be adversely affected by factors outside of our control.

Any negative changes in the public’s perception of the prospects for companies in the REIT, the mortgage-backed securities, the merchant banking, or non-conforming mortgage loan origination industries, or in the investment banking, securities brokerage, asset management, or financial services industries could depress our stock price regardless of our results.

The following factors could contribute to the volatility of the price of our Class A common stock:

•	actual or unanticipated variations in our quarterly results;

•	changes in our level of dividend payments;

•	new products or services offered by us and our competitors;

•	changes in our financial estimates by securities analysts;

•	conditions or trends in the investment or financial services industries in general;

•	changes in interest rate environments and the mortgage market that cause our borrowing costs to increase, our reported yields on our mortgage-backed securities to decrease or that cause the value of our mortgage-backed securities to decrease;

•	increased defaults under non-conforming residential mortgage loans originated by First NLC and held in our portfolio;

•	announcements by us of significant acquisitions, strategic partnerships, investments or joint ventures;

•	changes in the market valuations of the companies in which we make principal investments;

•	negative changes in the public’s perception of the prospects of investment or financial services or non-conforming residential mortgage loan originating companies;

•	changes in the regulatory environment in which our business operates;

•	general economic conditions such as a recession, or interest rate or currency rate fluctuations;

•	any obstacles in continuing to qualify as a REIT, including changes in law applicable to REITs;

•	additions or departures of our key personnel; and

•	additional sales of our securities.

Many of these factors are beyond our control.

We may experience significant fluctuations in quarterly operating results due to the volatile nature of the investment banking and securities business and the sensitivity of our principal investing business to changes in interest rates and fluctuations in the stock market and we may therefore fail to meet profitability or dividend expectations, which may, in turn, affect the market price of our Class A common stock and our ability to pay dividends to our stockholders.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

•	the number and size of underwriting and merger and acquisition transactions completed by our investment banking group, and the level and timing of fees received from those transactions;

•	changes in the earnings from our mortgage-backed securities and other principal investments resulting from market volatility, changes in interest rates and volatility in mortgage loan prepayment rates;

•	changes in the market valuations of the investments of our managed funds and of the companies in which we have made principal investments;

•	changes in earnings from non-conforming residential mortgage loans originated by First NLC and held in our portfolio resulting from increased borrower defaults;

•	access to public markets or other exit strategies for companies in which we have made an investment as principal;

•	the recognition of profits or losses on principal investments or with respect to warrants or other equity-linked securities received in connection with capital-raising activities;

•	the level of institutional and retail brokerage transactions and the level of commissions received from those transactions;

•	the timing of recording of asset management fees and special allocations of income, if any;

•	the level of residential real estate activity and its effect on our mortgage loan originations;

•	variations in expenditures for personnel, consulting and legal expenses, and expenses of establishing new business units, including technology expenses; and

•	other variations in expenditures, including marketing and sponsorship.

Any one of these factors could adversely affect the market price of our common Class A stock and our ability to pay dividends to our stockholders.

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

We cannot assure you that we will be able to maintain or increase our current dividend rate.

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

Loss of our 1940 Act exemption would adversely affect us and negatively affect the market price of our Class A common stock and the ability to pay dividends to our stockholders.

We believe that we currently are not, and we intend to continue operating our company so that we will not become, regulated as an investment company under the 1940 Act, because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we have invested, and intend to continue investing, at least 55% of our assets in mortgage loans or mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and at least an additional 25% of our assets in mortgages, mortgage-backed securities, securities of REITs, and other real estate-related assets.

If we fail to qualify for this exclusion from regulation under the 1940 Act, we could be required to restructure our activities. For example, if the market value of our investments in equity securities were to increase by an amount that resulted in less than 55% of our assets being invested in mortgage loans or mortgage-backed securities that represent the entire ownership in a pool of mortgage loans, we might have to sell equity securities in order to qualify for exclusion from regulation under the 1940 Act. The sale could occur under adverse market conditions. Each of our subsidiaries also qualifies for an exemption from regulation as an investment company under the 1940 Act.

Failure to procure adequate capital and funding would adversely affect our results and may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends to our stockholders.

We depend upon the availability of adequate funding and capital for our operations. For example, we invest in mortgage-backed securities funded by short-term borrowings. In addition, our broker-dealer and financial services subsidiaries are dependent on the availability of adequate capital to satisfy applicable regulatory capital requirements. As a REIT, we are required to distribute annually at least 90% of our taxable income, other than any net capital gain and excluding taxable REIT subsidiary earnings, to our shareholders and are therefore not able to retain our earnings for new investments. However, our taxable REIT subsidiaries are able to retain (and likely will continue to retain) earnings for investment in new capital, subject to the various REIT requirements. We have historically satisfied our capital needs from equity contributions, internally generated funds and loans from third parties. We cannot assure you that any, or sufficient, funding or capital will continue to be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our Class A common stock and our ability to pay dividends.

We face intense competition for personnel which could adversely affect our business and in turn negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

We are dependent on a small number of key senior professionals and loss of the professionals could adversely affect our results and may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends.

We generally do not currently have employment agreements with our senior officers and other key professionals. The loss of professionals, particularly a senior professional with a broad range of contacts in an industry, could materially and adversely affect our operating results. Our investment banking strategy is to establish relationships with prospective corporate clients in advance of any transaction, and to maintain these relationships by providing advisory services to corporate clients in equity, debt and merger and acquisition transactions. These relationships depend in part upon the individual employees who represent us in our dealings with our clients. From time to time, other companies in the investment industry have experienced losses of professionals in all areas of the investment business. The level of competition for key personnel includes competition from non-brokerage U.S. and foreign financial services companies, commercial banks, other investment banks and venture capital firms, all of which may target or increase their efforts in some of the same industries that we serve. In particular, we face competition for experienced research analysts, sales and trading personnel, and investment bankers of the type on which our business is highly dependent. We cannot assure you that losses of key personnel will not occur.

We are highly dependent on systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems, including systems provided by our clearing brokers, for our mortgage brokers and borrowers and by and for other third parties. Any failure or interruption of our systems, the systems of our clearing brokers, mortgage brokers, loan servicers or third-party trading or information systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities and mortgage loan origination and servicing capabilities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

In addition, our clearing brokers provide elements of our principal disaster recovery system. We cannot assure you that we, our clearing brokers or our mortgage brokers will not suffer any systems failure or interruption, including one caused by a hurricane, earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war, terrorist attack, pandemic or other emergency situation, or that we or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate. The occurrence of any failures or interruptions could significantly harm our business.

We may not be able to keep up with rapid technological change, which may adversely affect the market price of our Class A common stock and our ability to pay dividends.

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

If we are unable to develop and introduce enhanced or new services or products quickly enough to respond to market or customer requirements, or if we or our services and products do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected and our cash available for distribution to stockholders may be negatively impacted.

Indemnification agreements with our directors and officers may increase the costs to us of litigation against our company.

Our charter documents allow indemnification of our officers, directors and agents to the maximum extent permitted by Virginia law, as may the charter documents of our subsidiaries in their respective jurisdictions of incorporation. We have entered into indemnification agreements with these persons. In the future we may be the subject of indemnification assertions under these charter documents or agreements by our officers, directors or agents who are or may become defendants in litigation. Amounts paid pursuant to these indemnification agreements could adversely affect our financial results and the amount of cash available for distribution to stockholders.

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

Any one of these factors could adversely affect the market price of our Class A common stock and our ability to pay dividends.

We may experience significant losses if the value of our trading and investment accounts deteriorates, which could negatively affect the market price of our Class A common stock and our ability to pay dividends.

From time to time in connection with underwriting, asset management, trading and other activities, we own large amounts, or have commitments to purchase large amounts, of the securities of companies. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Principal Investing — Merchant Banking.”

We conduct our securities trading, market-making and investment activities primarily for our own account, which subjects our capital to significant risks. We are exposed to risks which include market, credit, leverage, real estate, counterparty and liquidity risks, which could result in losses. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. These losses could negatively affect the market price of our Class A common stock and our ability to pay dividends.

We may experience reduced revenues during periods of declining prices or reduced demand for public offerings and merger and acquisition transactions or reduced activity in the secondary markets in sectors on which we have historically focused, which could negatively affect the market price of our Class A common stock and our ability to pay dividends.

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

In particular, information technology and biotechnology company stocks, which are an area of focus in our investment banking and brokerage activities, are extremely volatile. However, other sectors are also characterized by volatility from time to time.

A significant amount of our revenues historically resulted from underwritten transactions by companies in our targeted industries, from aftermarket trading for such companies, and from proprietary investments and fees and incentive income received from assets under management. Underwriting activities in those targeted industries can decline for a number of reasons, including increased competition for underwriting business or periods of market uncertainty caused by concerns over inflation, rising interest rates or related issues. For example, during the second half of 1998, the market for equity offerings deteriorated and the market prices of many of the securities which we had underwritten and made a market in, and securities in which we and our asset management vehicles were invested, were subject to considerable volatility and declines in price. These factors led to a significant reduction in underwriting revenues, to significant market making losses for us, and to a significant reduction in the stream of fees received from our asset management vehicles. Underwriting and brokerage fees can also be materially adversely affected if a company or industry segment associated with these activities disappoints in quarterly performance relative to analysts’ expectations or by changes in long-term prospects. These losses in revenue could negatively affect the market price of our Class A common stock and our ability to pay dividends.

We may experience reduced investment banking or other revenues due to economic, political and market conditions, which could negatively affect the market price of our Class A common stock and our ability to pay dividends.

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

We may experience reduced revenues due to declining market volume, price and liquidity, which may negatively affect the market price of our Class A common stock and our ability to pay dividends.

Our revenues may decrease in the event of a decline in the market volume of securities transactions, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading activities and commissions. Lower price levels of securities may also result in a reduced volume of underwriting transactions, and could cause a reduction in our revenues from investment banking fees, as well as losses from declines in the market value of securities held by us in trading and investment, lending and underwriting positions, reduced asset management fees and incentive income and withdrawals of funds under management. Sudden sharp declines in market values of securities can result in illiquid markets, lack of access to lending and the failure of issuers and counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from customers. In such markets, we have incurred, and may incur in the future, reduced revenues or losses in our principal trading, market-making, investment banking, lending and asset management activities. Such losses could negatively affect the market price of our Class A common stock and our ability to pay dividends.

We may incur losses associated with underwriting activities, which could adversely affect results and may negatively affect the market price of our Class A common stock and the ability to pay dividends.

Participation in underwritings involves both economic and regulatory risks. As an underwriter, FBR & Co. may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, the trend, for competitive and other reasons, toward larger commitments on the part of lead underwriters means that, from time to time, an underwriter may retain significant ownership of individual securities. Finally, we have witnessed a general decrease, and expected to continue to see decreases in underwriting spreads as a result of increased underwriting competition. These factors, along with our concentration in a limited number of industry sectors, may negatively affect our financial results, the market price of our Class A common stock and our ability to pay dividends.

We focus on relatively few industries, which may limit our revenues and may adversely affect our operating results and negatively impact the market price of our common stock and our ability to pay dividends.

FBR & Co. is dependent on revenues related to securities issued by companies in specific industry sectors. The financial services, real estate, technology, healthcare, energy and diversified industries sectors account for the majority of our investment banking, asset management, institutional trading and research activities. Therefore, any downturn in the market for the securities of companies in these industries, or factors affecting such companies, could adversely affect our operating results and financial condition. For example, in 1998 and 1999, the specialty finance companies, equity REITs and mortgage REITs on which FBR & Co. focused experienced a significant downturn which, in turn, adversely affected us. The frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors. Underwriting activities in a particular industry can decline for a number of reasons.

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

FBR & Co. records its revenues from an underwriting transaction only when the underwritten transaction is completed. FBR & Co. records revenues from merger and acquisition transactions only when it has rendered the services and the client is contractually obligated to pay. Generally, most of FBR & Co.’s fee is earned only after the transaction closes. Accordingly, the timing of FBR & Co.’s recognition of revenue from a significant transaction can materially affect its quarterly operating results. FBR & Co. has structured its investment banking operations based on expectations of a high level of demand for underwriting and corporate finance transactions. As a result, we have fixed costs associated with those businesses consistent with those expected levels of business. Accordingly, those businesses could experience losses if demand for these transactions is lower than expected.

We have potential conflicts of interest with our executive officers and employees which could result in decisions that are not in your best interests.

From time to time, our executive officers and employees may invest in private or public companies in which we, or one of our affiliates, is or could potentially be an investor or for which we carry out investment banking assignments, publish research or act as a market maker. In addition, we have in the past and will likely in the future organize businesses, such as our hedge, private equity and venture capital funds, in which our employees may acquire minority interests or profit interests. There are risks that, as a result of such investment or profit interest, an executive officer or employee may have incentives to take actions that would conflict with our best interests. We believe that we have in place compliance procedures and practices designed to monitor the activities of our executive officers and employees in this regard, but we cannot guarantee that these procedures and practices will be effective.

Our access to confidential information through the broker-dealer business and investment management business may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect the potential return to our stockholders.

We may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on the ability to dispose of, increase the amount of, or otherwise take action with respect to an investment in those companies. Our management of investment funds could create a conflict of interest to the extent the fund managers are aware of inside information concerning potential investment targets or to the extent the fund managers wish to invest in companies for which FBR & Co. is underwriting securities. We believe that we have in place compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on behalf of the funds and to monitor funds invested in our investment banking clients. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our fund managers to make potentially profitable investments on behalf of those funds, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could therefore negatively affect the potential market price of our Class A common stock and the ability to pay dividends.

Our business is dependent on cash inflows to mutual funds and other pooled investment vehicles, which could result in our experiencing operating losses if cash flows slow, and negatively impact cash available for distribution to shareholders.

A slowdown or reversal of cash inflows to mutual funds and other pooled investment vehicles could lead to lower underwriting and brokerage revenues for us since mutual funds and other pooled investment vehicles purchase a significant portion of the securities offered in public offerings underwritten by FBR & Co. and subsequently traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds and hedge funds, seeking to invest on behalf of their investors. Our brokerage business is particularly dependent on the institutional market. The public may redeem mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds reduces demand by fund managers for initial public or secondary offerings, FBR and our business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally. Such environments may adversely affect the market price of our Class A common stock and our ability to pay dividends.

Our investment banking and other financial services businesses face significant competition from larger financial services firms with greater resources which could reduce our market share and harm our financial performance which may, in turn, adversely affect the market price of our Class A common stock and ability to pay dividends.

We are engaged in, through our broker-dealer subsidiaries and other taxable REIT subsidiaries, the highly competitive financial services, underwriting, securities brokerage, principal investing, asset management and banking businesses. We compete directly with large Wall Street securities firms, established venture capital funds, securities subsidiaries of major commercial bank holding companies, major regional firms, smaller “niche” players and those offering competitive services via the Internet. To an increasing degree, we also compete for various segments of the financial services business with other institutions, such as commercial banks, savings institutions, mutual fund companies, life insurance companies and financial planning firms. Our industry focus also subjects us to direct competition from a number of specialty securities firms, smaller investment banking boutiques and venture capital funds that specialize in providing services to those industry sectors. If we are not able to compete successfully in this environment, our business, operating results and financial condition will be adversely affected, which may adversely affect the cash available for distribution to stockholders.

Competition has increased because of acquisitions of securities firms by commercial banks, as well as internal expansion by commercial banks into the securities business. This competition could adversely affect our operating results.

We face intense competition in the asset management business from a variety of sources, including commercial banks, venture capital funds, private equity funds, mutual funds, hedge funds and other asset managers. We compete for investor funds as well as for the opportunity to participate in transactions.

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

We are subject to extensive government regulation which could adversely affect our results, which may, in turn, affect the market price of our Class A common stock and our ability to make pay dividends.

Both the securities and mortgage loan origination and acquisition businesses are subject to extensive regulation under federal and state laws in the United States, and, in the case of the securities business, also is subject to regulation in the foreign countries in which we will conduct investment banking and securities brokerage and asset management activities. Compliance with these laws, rules and regulations can be expensive, and any failure to comply could have a material adverse effect on our operating results. Compliance with many of the regulations applicable to us involves a number of risks, particularly in areas where applicable regulations may be subject to interpretation. In the event of non-compliance with an applicable regulation, governmental regulators and self-regulatory organizations (“SROs”) such as the NASD may institute administrative or judicial proceedings that may result in:

•	censure, fines or civil penalties (including treble damages in the case of insider trading violations);

•	issuance of cease-and-desist orders;

•	deregistration or suspension of the non-compliant broker-dealer or investment adviser;

•	suspension or disqualification of the broker-dealer’s officers or employees;

•	suspension or revocation of licenses and approvals necessary to acquire, fund or originate mortgage loans; or

•	other adverse consequences.

The imposition of any penalties or orders on us could have a material adverse effect on our operating results and financial condition.

The Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. See “Item 3—Legal Proceedings.”

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s operating results and financial condition. Additionally, as a mortgage lender, we may be subject to regulatory enforcement actions and private actions from time to time in connection with our compliance with applicable laws and regulations.

The regulatory environment in which we operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the Internal Revenue Service, other federal, state or foreign governmental regulatory authorities or the NASD. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and the NASD.

Additional regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing laws and rules often directly affect the method of operation and profitability of securities firms such as FBR & Co., our primary broker-dealer subsidiary, First NLC, our mortgage loan originator, and REITs like us. We cannot predict what effect these types of changes might have. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary mortgage loan originator or acquiror, or REIT, but also by regulations of general application. For example, the volume of underwriting, merger and acquisition, asset management and principal investment business in a given time period could be affected by, among other things, existing and proposed tax legislation, antitrust policy and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in interpretation or enforcement of existing laws and rules that affect the business and financial communities. The level of business and financing activity in each of the industries on which we focus can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

Risks Related to our Principal Investing Activities

Declines in the market values of our mortgage-backed securities and other investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A substantial portion of our assets are investments in mortgage-backed securities and other investment securities. Most of those assets are classified for accounting purposes as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a decline in market value of our MBS portfolio and other investment securities may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings, as will a decline in the value of securities not classified as available-for-sale for accounting purposes.

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

Use of leverage could adversely affect our operations, particularly with respect to our mortgage-related assets portfolio and negatively affect cash available for distribution to our stockholders.

Using debt to finance the purchase of mortgage-backed securities and other investment securities and origination and acquisition of mortgage loans will expose us to the risk that margin calls will be made and that we will not be able to meet those margin calls. To meet margin calls, we may sell the applicable mortgage-related securities and such sales could result in realized losses, and negatively affect cash available for distribution to our shareholders.

While it is not our current policy to leverage our equity securities or loan investments, if we were to leverage these investments, this leverage could expose us to the risk that margin calls will be made and that we will not be able to meet them. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

We enter into repurchase agreements to finance our MBS and other mortgage related investments, which can amplify the effect of a decline in value resulting from an interest rate increase. For example, assume that we finance $96 million of MBS through repurchase agreements to acquire $100 million of 8% mortgage-backed securities. If prevailing interest rates increase from 8% to 9%, the value of the mortgage-backed securities may decline to a level below the amount required to be maintained under the terms of the repurchase agreements. If the mortgage-backed securities were then sold, we would have to transfer additional assets to secure the borrowings.

Changes in interest rates could negatively affect the value of our mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

We invest directly in mortgage loans through origination and acquisition of such loans and indirectly in mortgage loans by purchasing mortgage-backed securities and we currently intend to continue this investment strategy. Under a normal yield curve, an investment in mortgage-backed securities will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the agency-backed mortgage-backed securities we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with our portfolio of mortgage-related assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these mortgage-backed securities would decline and the weighted average life of the investments would increase. We have realized a loss in 2005, and could realize a loss in the future if the mortgage-backed securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into in order to finance the purchase of mortgage-backed securities. See “Item 1—Business—Recent Developments.”

Market values of mortgage-backed securities may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.

In addition, changes in interest rates may impact some our merchant banking equity investments in non-conforming mortgage loan originators and other companies whose business models are sensitive to interest rates.

An increase in our borrowing costs relative to the interest we receive on our mortgage-related assets may adversely affect our profitability, which may negatively affect cash available for distribution to our stockholders.

As our repurchase agreements and other short-term borrowing instruments mature, we will be required either to enter into new repurchase agreements or to sell a portion of our mortgage-related assets or other investment securities. An increase in short-term interest rates at the time that we seek to enter into new repurchase agreements would reduce the spread between our returns on our mortgage-related assets and the cost of our borrowings. This change in interest rates would adversely affect our returns on our mortgage-related assets portfolio, which might reduce earnings and, in turn, cash available for distribution to our stockholders.

Prepayment rates could negatively affect the value of our mortgage-backed securities, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

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

Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to the agency-backed MBS we own, those guarantees do not protect us against prepayment risks.

Rapid changes in the values of our mortgage-backed securities and other real estate assets may make it more difficult for us to maintain our REIT status or exemption from the 1940 Act.

If the market value or income potential of our mortgage-backed securities and mezzanine loans declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT status or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

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

Our hedging activity may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

Our assets are likely to include mezzanine or senior unsecured loans that may have greater risks of loss than secured senior loans and if those losses are realized, it could adversely affect our earnings, which could adversely affect our cash available for distribution to our stockholders.

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

In addition to the above, numerous other factors may affect a company’s ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. Losses in our loans could adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

Loans that we may make to highly leveraged companies may have a greater risk of loss which, in turn, could adversely affect cash available for distribution to our stockholders.

Leverage may have material adverse consequences to the companies to which we may make loans in connection with our Merchant Banking business and to us as an investor in these companies. These companies may be subject to restrictive financial and operating covenants. The leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss. Losses on such loans could adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

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

We may make investments that have limited liquidity, which may reduce the return on those investments to our stockholders.

The equity securities of a new publicly-held or privately-held entity in which we invest are likely to be restricted as to resale and may otherwise be highly illiquid. We expect that there will be restrictions on our ability to resell the securities of any private or newly-public company that we acquire for a period of at least one year after we acquire those securities. In addition, applicable REIT tax provisions may cause sales of certain assets to be disadvantageous. Thereafter, a public market sale may be subject to volume limitations or dependent upon securing a registration statement for a secondary offering of the securities.

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we are the corporate parent of FBR & Co., our ability to invest in companies may be constrained by applicable securities laws and the rules of the NASD. This is because FBR & Co. is a registered broker-dealer and its investment and trading activities are regulated by the SEC and NASD. For example, the NASD’s rules may limit our ability to invest in the securities of companies whose securities are underwritten by FBR & Co.

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

The market for investment opportunities is competitive, which could make it difficult for us to purchase or originate investments at attractive yields, which could have an adverse effect on cash available for distribution to our stockholders.

We gain access to investment opportunities only to the extent that they become known to us. Gaining access to investment opportunities is highly competitive. We compete with other companies that have greater capital, more long-standing relationships, broader product offerings and other advantages. Competitors include, but are not limited to, business development companies, small business investment companies, commercial lenders and mezzanine funds and other broker-dealers. Increased competition would make it more difficult for us to purchase or originate investments at attractive yields, which could have an adverse effect on cash available for distribution to our stockholders.

We may incur losses as a result of our technology sector investment activities, which could negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Moreover, many of these technology sector portfolio companies will require additional equity funding to satisfy their continuing working capital requirements. Because of the circumstances of those companies or market conditions, it is possible that one or more of these portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to them. Adverse returns with respect to these technology sector investment activities could adversely affect us and our operating results, which could negatively affect the market price of our Class A common stock and our ability to pay dividends.

Risks Related to our Non-Conforming Residential Mortgage Loan Origination Business

Our non-conforming residential mortgage loans are secured by interests in real property and we may suffer a loss if the value of any of the underlying properties declines.

The mortgage loans we originate and acquire are secured by interests in real property. If the value of the property underlying a mortgage loan decreases, our risk of loss with respect to the mortgage loan increases. In the event there is a default under a mortgage loan, our sole recourse may be to foreclose on the mortgage loan to recover the outstanding amount under the mortgage loan. If the value of the property is lower than the amount of the mortgage loan, we would suffer a loss. If the losses are significant enough, they could have a material adverse effect on our results of operations, and our ability to make distributions to our shareholders.

The geographic concentration of our mortgage loan originations and acquisitions increases our exposure to risks in those areas, especially California.

Over-concentration of our mortgage loan originations and acquisitions in any one geographic area increases our exposure to the economic and natural hazard risks associated with that area. For example, in the twelve months ended December 31, 2005, approximately 34% of the aggregate principal amount of the mortgage loans that we originate were secured by property located in California. Certain parts of California have experienced an economic downturn in the past and have suffered the effects of certain natural hazards. Declines in the residential real estate markets in which we are concentrated may reduce the values of the properties collateralizing our mortgage loans, increase the risk of delinquency, foreclosure, bankruptcy, or losses and could harm our results of operations, financial condition and business prospects.

Furthermore, if borrowers are not insured for natural disasters, which are typically not covered by standard hazard insurance policies, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies would cause increased foreclosures and decrease our ability to recover losses on properties affected by such disasters and would harm our results of operations, financial condition and business prospects. We originate and acquire loans in jurisdictions which may suffer the effects of natural disasters.

Likewise, the secondary market pricing for pools of loans that are not geographically diverse is typically less favorable than for a diverse pool. Our inability to originate or purchase geographically diverse pools of loans could harm our results of operations, financial condition and business prospects.

We are subject to increased risk of default, foreclosure and losses associated with our strategy of focusing on non-conforming mortgage loan originations and acquisitions.

We are an originator and acquirer in the single-family, non-conforming, residential mortgage market, which means that we and the originators from which we acquire loans focus marketing efforts on borrowers who may be unable to obtain mortgage financing from conventional mortgage origination sources because they do not satisfy the loan amount limitations, credit, collateral, documentation or other underwriting standards prescribed by conventional mortgage sources. A significant number of the loans we originate or acquire are to borrowers with derogatory credit items including delinquent mortgage payments, civil judgments, bankruptcies and foreclosures. These non-conforming loans generally involve a higher risk of delinquency, foreclosure and losses than loans made to prime borrowers. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We generally bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales, our risk of delinquency typically only extends to prepayment or early payment defaults, but when we securitize a mortgage loan, we continue to bear some exposure to delinquencies and losses through our over-collateralization obligations and the loans underlying our on-balance sheet securitization transactions. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. As a result, we will need to establish allowances based on the amount of the anticipated delinquencies and losses on our mortgage loans. In addition, our mortgage loan underwriting standards do not prohibit our borrowers from obtaining secondary financing at the time of origination of our first lien mortgage loans (or at any time thereafter). Secondary financing would reduce a borrower’s equity in the mortgaged property compared to the amount indicated in our loan- to-value ratio determination at the time we made our credit decision, thereby increasing the risk of default on the loan. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate allowance for loss allowances, our results of operations could be materially adversely affected.

We may underestimate the default risk of, and therefore under-price, the non-conforming mortgage loans that we originate or acquire.

There can be no assurance that the criteria and methods, such as our proprietary credit scoring models, risk-based mortgage loan pricing and other underwriting procedures and guidelines and loan collection methods, that we employ to manage the risks associated with non-conforming mortgage loan borrowers who have negative credit characteristics will be effective to manage the risk of mortgage loan default. If we were to underestimate the default risk of, or under-price, the non-conforming mortgage loans that we originate, our results of operations would be adversely affected, possibly to a material degree.

The residential mortgage loan origination business is a cyclical industry, and is expected to decline in 2006 and subsequent years, which could reduce our current levels of non-conforming mortgage loan originations and our ability to generate net income in the future.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past three years largely due to historically low interest rates. The Mortgage Bankers Association of America has predicted that total residential mortgage originations, which include both conforming and non-conforming mortgage loans, will decrease in 2006 relative to the 2004 and 2005 levels due to stable or rising interest rates. During periods of rising interest rates, rate and term refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates rise. In addition, our recent and rapid growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth and our change in business strategy, among other factors, our historical performance and operating and origination data may be of little relevance in predicting our future performance.

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

Competition in the mortgage industry can take many forms, affecting interest rates and costs of a loan, stringency of underwriting standards, convenience in obtaining a loan, customer service, loan amounts and loan terms and marketing and distribution channels. The need to maintain mortgage loan volume in a competitive environment may create price competition, which could cause us to lower the interest rates that we charge borrowers and could lower the value of our mortgage loans held for sale or retained in our investment portfolio, or credit competition, which could cause us to adopt less stringent underwriting standards. The combination of price competition and credit competition could result in greater loan risk without compensating pricing. If we do not address either or both of these competitive pressures in response to our competitors, we may lose market share, reduce the volume of our mortgage loan originations and sales and significantly harm our business, financial condition and results of operations.

The expected cyclical decline in the mortgage industry’s overall level of originations may lead to increased competition for the remaining loans. We cannot assure you that we will be able to continue to compete effectively in the markets we serve and our results of operations, financial condition and business could also be materially adversely affected to the extent our competitors significantly expand their activities in our markets.

The poor performance of a pool of mortgage loans we securitize could increase the expense of our subsequent securitizations, which could have a material adverse effect on our results of operations, financial condition and business.

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

We expect to generate a substantial portion of our earnings and cash flow from the net interest income earned on the mortgage loans we originate, securitize in non-REMIC securitizations and retain in our investment portfolio. A substantial portion of the net interest income generated by these securitized loans will be based upon the difference, or spread, between the weighted average interest earned on the mortgage loans held in our investment portfolio and the interest payable to holders of the asset-backed securities we issue in our securitizations. The interest expense on the asset-backed securities is typically adjusted monthly relative to market interest rates. Because the interest expense associated with the asset-backed securities typically adjusts faster than the interest income from the mortgage loans, the net interest income derived from our spread can be volatile and decrease in response to changes in interest rates. Also, the net interest income we receive from our investment portfolio of mortgage loans will likely decrease and our cash flow will be reduced if there are defaults on a significant number of our loans or if a large number of loans prepay prior to their scheduled maturities. The effects will be magnified if the defaults or prepayments occur with respect to mortgage loans with interest rates that are high relative to the rest of our loans.

In connection with the securitization of the mortgage loans held in our portfolio, we may issue senior securities with various ratings that are priced at a spread over an identified benchmark rate, such as the yield on U.S. Treasury bonds, interest rate swaps or LIBOR. If the spread that investors demand over the benchmark rate widens and the rates we charge on our loans are not commensurately increased, our spread may be compressed and we may experience a material adverse effect on the net interest income from our securitizations and therefore experience a reduction in the economic value of the pool of mortgage loans in our investment portfolio.

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

We will rely upon our ability to securitize the mortgage loans held in our investment portfolio to generate cash proceeds for repayment of our warehouse lines and repurchase facilities and to originate additional mortgage loans. We cannot assure you, however, that we will be successful in securitizing these loans. In the event that it is not possible or economical for us to complete the securitization of our mortgage loans, we may continue to hold these loans and bear the risks of interest rate changes and loan defaults and delinquencies, which may cause us to exceed our capacity under our warehouse lines and repurchase facilities and be unable or limited in our ability to originate future mortgage loans, which would have a material adverse effect on our business, financial condition and results of operations. If we determine that we should sell all or part of our loans rather than securitizing them, there could be significant adverse effects on our net income and stockholder distributions as a result of federal corporate income tax that would be imposed on gains from such sales which would be made through our taxable REIT subsidiary, FNLC Financial Services, Inc.

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

An interruption or reduction in the securitization and whole loan markets would harm our financial position.

We are dependent on the securitization market for the sale of mortgage loans that we originate because we securitize mortgage loans directly and many of our whole loan buyers purchase our loans with the intention to securitize them. Additionally, we are dependent on the securitization market for the long-term financing of our mortgage loans. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of our previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market’s demand for our loans could harm our results of operations, financial condition and business prospects. Finally, failure to satisfy the requirements of regulations issued by the SEC and known as Regulation AB may impact our ability to access the securitization market using our shelf registrations.

Our failure to negotiate, or otherwise obtain, favorable securitization terms may materially and adversely affect the availability of net interest income to us. As a new issuer of asset-backed securities, we may be required to provide higher than average levels of credit enhancement and over-collateralization on our initial securitizations, which may delay our receipt of net interest income from our securitizations. Even after we have established ourselves as an issuer of mortgage-backed securities, if any of our loan pools fail to perform, our credit enhancement expenses likely will increase.

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

Changes in interest rates could negatively affect the value of our residual interests, mortgage loans held for sale and mortgage loans held for investment, which could result in reduced earnings or losses and could negatively affect the cash available for distribution to our stockholders.

When we securitize loans, the value of the residual interests we retain and the income we receive from the securitizations structured as financings are based primarily on LIBOR. This is because the interest on the underlying mortgage loans is based on fixed rates payable on the underlying loans for the first two or three years from origination while the holders of the applicable securities are generally paid based on an adjustable LIBOR-based yield. Therefore, an increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans and residual interests.

In addition, our adjustable-rate mortgage loans have periodic and lifetime interest rate caps above which the interest rate on the loans may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which these loans are sold may be uncapped. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and our residual interests, and could require us to reduce the carrying value of our residual interests.

Accordingly, changes in interest rates could negatively affect the value of our residual interests, mortgage loans held for sale and mortgage loans held for investment, which could result in reduced earnings or losses and could negatively affect the cash available for distribution to our stockholders.

A decrease in the value of the mortgage loans used as collateral under our credit facilities could cause us to default under our credit facilities.

The amount available to us under our warehouse lines of credit and repurchase facilities depends in large part on the lender’s valuation of the mortgage loans that secure the facilities. Each credit facility provides the lender the right, under certain circumstances, revalue the mortgage loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the mortgage loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings at a time when we may not have a sufficient inventory of mortgage loans or cash to satisfy the margin call and at a time when the market value of our loans may be at a low. Accordingly, any failure by us to meet a margin call could cause us to default under our credit facilities and otherwise have a material adverse effect on our business, financial condition and results of operations.

If we are unable to realize cash proceeds from non-conforming mortgage loan sales in excess of the loan acquisition cost, our financial position would be adversely affected.

Although we intend to retain a substantial portion of the mortgage loans we originate, we will continue to sell some of our loans. The net cash proceeds received from loan sales consist of the premiums we receive on sales of loans in excess of the outstanding principal balance, minus the discounts on loans that we sell for less than the outstanding principal balance. The proceeds we receive on loan sales are dependent on demand for consumer credit. Economic slowdowns or recessions may be accompanied by decreased real estate values and an increased rate of delinquencies, defaults and foreclosures. Potential purchasers might reduce the premiums they pay for the loans during these periods to compensate for any increased risks. Any sustained decline in demand for loans or increase in delinquencies, defaults or foreclosures is likely to significantly harm the pricing of our future loans sales such that it falls below our costs to originate loans. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations could be materially adversely affected. Similarly, we securitize a portion of our loans and if there is no market for the purchase of our securities, our results of operations could be materially adversely affected.

We have limited experience hedging the interest rate risk associated with retaining a portfolio of non-conforming mortgage loans over the long term, and any hedging strategies we may use may not be successful in mitigating these risks.

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

When we originate or acquire a mortgage loan and include it in a securitization transaction or whole loan sale, we make certain representations and warranties regarding certain characteristics of the loans, the borrowers and the underlying properties. If we are found to have breached any of these representations and warranties, we may be required to repurchase or substitute those loans or, in the case of securitized loans, replace them with substitute loans or cash, as the case may be. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we sold, we may be required to indemnify the purchasers of the loans for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against these loans is limited. Furthermore, repurchased mortgage loans typically can be sold only at a significant discount to the unpaid principal balance. Any repurchases, substitutions or indemnification payments could significantly harm our results of operations.

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

Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. Our lending and servicing activities are subject to numerous federal laws and regulations, including the Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Housing Act, the Home Mortgage Disclosure Act, or HMDA, the Fair Debt Collection Practices Act, the privacy requirements of the Gramm-Leach-Bliley Act, and the Fair and Accurate Credit Transactions Act of 2003, or the FACT Act. We also are required to comply with a variety of state and local consumer protection laws and are subject to the rules and regulations of, and examination by state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans. Additionally, in connection with our shelf registrations we are required to comply with Regulation AB, which recently became effective. Regulation AB may have an impact on our origination costs because our whole loan purchasers that participate in the securitization market may require us to provide additional undertakings in connection with Regulation AB. These requirements can and do change as statutes and regulations are amended.

These statutes and regulations, among other things, impose licensing and disclosure obligations upon us, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties securing mortgage loans, require credit reports on mortgage loan applicants, regulate assessment, servicing-related fees collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers, require performance tracking of loans and securities backed by our loans and, in some cases, fix maximum interest rates, finance charges, fees and mortgage loan amounts. We will incur significant costs attributable to such governmental regulations, which will have a negative effect on our net income.

If we do not obtain the necessary state licenses and approvals, we will not be allowed to acquire, fund or originate mortgage loans in some states, which would adversely affect our operations and may result in our inability to qualify as a REIT.

Most states in which we do business require that we be licensed to conduct our business. As part of our acquisition of First NLC, we were required to obtain various new licenses and approvals under existing licenses. We cannot assure you that we will be able to retain all necessary licenses and approvals.

Our inability to comply with the large body of complex laws and regulations at the Federal, state and local levels associated with our business could have a material adverse effect on our results of operations, and our ability to pay dividends to our stockholders.

Our subsidiary, First NLC currently is licensed, approved or authorized, or exempt from licensing, to originate mortgage loans in 44 states. Our subsidiary, MHC currently is licensed, or exempt from licensing, to acquire mortgage loans in 46 states and the District of Columbia. We must comply with the laws and regulations, as well as judicial and administrative decisions, in all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict non-prime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret, properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Our failure to comply with these laws and regulations can lead to:

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

If we were to service the loans we originate or acquire, we would be confronted with the laws and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions pertaining to loan servicing, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. If we were to become involved in servicing operations, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with the laws and regulations pertaining to loan servicing. Our failure to comply with these laws could lead to, among other things: (i) civil and criminal liability, including potential monetary penalties; (ii) legal defenses delaying or otherwise harming the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transactions; (iii) class action lawsuits; and (iv) administrative enforcement actions. This could harm our results of operations, financial condition and business prospects.

New legislation could restrict our ability to make or to acquire mortgage loans, which could adversely impact our results of operations, financial condition and business.

Several states, counties and cities are considering or have passed laws or regulations aimed at curbing “predatory lending” practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing Federal Home Ownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such high-cost loans. However, many of these laws and regulations extend beyond curbing predatory lending practices to restrict commonly accepted lending activities. For example, some of these laws and regulations prohibit or limit prepayment charges or severely restrict a borrower’s ability to finance the points and fees charged in connection with the origination of a mortgage loan. Passage of these laws and regulations could reduce our mortgage loan origination volume. In fact, we have withdrawn from certain jurisdictions due to such legislation and any new legislation may cause us to withdraw from additional jurisdictions. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a mortgage loan is underwritten or originated. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of mortgage loans, regardless of whether a purchaser knew of or participated in the violation. Accordingly, for reputational reasons, the purchasers and lenders that buy our mortgage loans or provide financing for our mortgage loan originations may not want to buy or finance any mortgage loans subject to these types of laws, rules and regulations. These purchasers and lenders are not contractually required to purchase or finance such mortgage loans. In addition, for reputational reasons and because of the enhanced risk, many whole-loan purchasers will not buy and rating agencies may refuse to rate any securitization containing any mortgage loan labeled as a “high-cost” loan under any local, state or federal law or regulation. Accordingly, these laws and regulations severely constrict the secondary market and limit the acceptable standards of mortgage loan production in our industry. This could effectively preclude us from originating or acquiring mortgage loans that fit within the newly defined parameters and could have a material adverse effect on our ability to securitize or sell mortgage loans and, therefore, our results of operations, financial condition and business.

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

Because the non-conforming mortgage lending and servicing business by its nature involves the collection of numerous accounts, the validity of liens and compliance with local, state and federal lending laws, mortgage lenders and servicers, including us, are subject to numerous claims and legal actions in the ordinary course of business. These legal actions include lawsuits styled as class actions and alleging violations of various federal, state and local regulations and laws. In addition, in recent years, both state and federal regulators and enforcement agencies have subjected the practices of non-conforming mortgage lenders to particularly intense regulatory scrutiny, which has resulted in a number of well publicized governmental and other investigations of certain of our competitors. Lawsuits can be very expensive, harm a company’s reputation and otherwise disrupt operations. We cannot assure you that we will not be the subject of legal actions that could materially adversely affect our financial condition.

The conduct of the independent brokers through whom we originate our wholesale mortgage loans could subject us to fines or other penalties.

The mortgage brokers through whom we originate wholesale mortgage loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies increasingly have sought to impose such liability. Recently, for example, the United States Federal Trade Commission, or the FTC, entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Department of Justice in the past has sought to hold mortgage lenders responsible for the pricing practices of mortgage brokers, alleging that the mortgage lender is directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act, even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Although we exercise little or no control over the activities of the independent mortgage brokers from whom we obtain our wholesale loans, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers. Further, we have in the past made refunds to our borrowers because of the conduct of mortgage brokers and it is possible that we may in the future be subject to additional payments, fines or other penalties based upon the conduct of the brokers with whom we do business.

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

The scope of business activity affected by “privacy” concerns is likely to expand and will affect our non-prime mortgage loan origination business. The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collection, use and security of financial and other non-public information provided to us by applicants and borrowers. We adopted a privacy policy and adopted controls and procedures to comply with the law after it took effect on July 1, 2001. Privacy rules also require us to protect the security and integrity of the customer information we use and hold. Although we have systems and procedures designed to help us with these privacy requirements, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, making compliance more difficult or expensive. These requirements also increase the risk that we may be subject to liability for non-compliance.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We carry out aspects of all of our business segments at that location. We lease more than nine floors of our headquarters building and at an adjacent property in Arlington, Virginia, totaling approximately 171,918 square feet. We also lease offices in the following locations and conduct certain portions of our business segments in those locations as indicated: Boston, Massachusetts (capital markets and asset management); Chicago, Illinois (capital markets); Dallas, Texas (capital markets); Denver, Colorado (capital markets); Houston, Texas (capital markets); Irvine, California (capital markets); New York, New York (capital markets); Phoenix, Arizona (asset management); Reston, Virginia; San Francisco, California (capital markets); Seattle, Washington (asset management); and London, England (capital markets). We lease approximately 87,056 total square feet in these other offices. Our First NLC subsidiary leases executive offices in Deerfield Beach, Florida and also leases office space in approximately 60 other locations throughout the United States, totaling approximately 306,745 total square feet. We believe that our present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, as of December 31, 2005, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses.

There can be no assurance that these matters individually or in the aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial conditions or results of operations.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers, investment advisors and mortgage originators are exposed to liability under Federal and state securities laws, other Federal and state statutes and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s operating results and financial condition.

Regulatory Investigations

As previously reported, FBR & Co. has proposed a settlement to the staff of the Division of Enforcement of the SEC (SEC staff) and the staff of the Department of Market Regulation of NASD (NASD staff) to resolve ongoing, previously disclosed investigations by the SEC and NASD staffs. The proposed settlement concerns insider trading and other charges related to the Company’s trading in a company account and the offering of a private investment in public equity on behalf of CompuDyne, Inc. in October 2001.

In the SEC proceeding, FBR & Co., without admitting or denying any wrongdoing, proposed to pay disgorgement, civil penalties and interest totaling approximately $3.5 million and to consent to the entry of a permanent injunction with respect to violations of the antifraud provisions of the Federal securities laws, and agreed to consent to an administrative proceeding in which FBR & Co. would be subjected to a censure and agree to certain additional undertakings including engagement of an independent consultant to review its procedures and oversee the implementation of improvements. FBR & Co. has requested that the SEC staff recommend to the SEC that such an offer of settlement be approved, pending final negotiation of the settlement language. The offer of settlement is subject to approval by the SEC, and the SEC may accept, reject or impose further conditions or other modifications to some or all of the terms of the proposed settlement. Furthermore, there are no assurances regarding the SEC’s consideration or determination of any offer of settlement, and no settlement is final unless and until approved by the SEC.

In the parallel NASD proceeding, without admitting or denying any wrongdoing, FBR & Co. has proposed a settlement of alleged violations of the antifraud provisions of the federal securities laws and applicable NASD Rules. FBR & Co. would also agree to the same undertakings provided for in the proposed settlement with the SEC, and to pay a fine of $4 million to the NASD. The proposed settlement must be reviewed and accepted by the NASD. Furthermore, there are no assurances regarding the NASD’s consideration or determination of any offer of settlement, and no settlement is final unless and until approved by the NASD.

The proposed SEC and NASD settlements are subject to FBR & Co. obtaining relief from certain statutory disqualifications, and the SEC staff can make no assurance that any or all of the requested relief will be granted by the SEC. We recorded a $7.5 million charge in our 2005 first quarter with respect to the proposed settlements with the SEC and NASD.

One of our investment adviser subsidiaries, Money Management Associates, Inc. (MMA) is involved in an investigation by the SEC with regard to the adequacy of disclosure of risks concerning the investment strategy of a sub-advisor to a now-closed bond fund. The SEC staff has advised MMA that it is considering recommending that the SEC bring a civil action and/or institute a public administrative proceeding against MMA and one of its officers (who is not an officer of Friedman, Billings, Ramsey Group, Inc.) for violating and/or aiding and abetting violations of the Federal securities laws. MMA and its officer have made a Wells submission and, if necessary, intend to defend vigorously any charges brought by the SEC. Based on management’s review with counsel, resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Putative Class Action Securities Lawsuits

Along with certain current and former senior officers and directors, we have been named in a series of putative class action securities lawsuits filed in the third quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. We refer to these lawsuits as the Weiss et al. putative class action lawsuits. The complaints in these actions are brought under various sections of the Securities Exchange Act of 1934, as amended, and allege misstatements and omissions concerning (i) the SEC and NASD investigations described above relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) our expected earnings, including the potential adverse impact on our company of changes in interest rates. We are contesting these lawsuits vigorously but we cannot predict the likely outcome of these lawsuits or their likely impact on us at this time.

Shareholders’ Derivative Action

Our company has been named a nominal defendant, and certain current and former senior officers and directors have been named as defendants, in three shareholders’ derivative actions. Two of these actions, brought by Lemon Bay Partners LLC and Walter Boyle, are pending in the United States District Court for the Southern District of New York. The third, brought by Gary Walter and Harry Goodstadt, has been filed in the Circuit Court for Arlington County, Virginia. All three cases claim that certain of our current and former officers and directors breached their duties to our company based on allegations substantially similar to those in the Weiss et al. putative class action lawsuits described above. We have not responded to any of these complaints and no discovery has commenced. We cannot predict the likely outcome of this action or its likely impact on us at this time. Our Board of Directors has established a special committee whose jurisdiction includes the Boyle and Walter/Goodstadt matters as well as consideration of shareholder demand letters which contain similar allegations, and the special committee has been authorized to make final decisions whether such litigation is in the company’s best interests.

Other Litigation

Our subsidiary, First NLC Financial Services, LLC (“First NLC), has been named in a putative class action in the U.S. District Court for the Northern District of Illinois (Cerda v. First NLC Financial Services, LLC), which alleges violations of the Fair Credit Reporting Act, 15 U.S.C. § 1681 et seq. First NLC is contesting this lawsuit vigorously, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange under the symbol “FBR.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2005 and 2004, and the cash distributions per share declared during those periods.

	Price Range of Class A Common Stock		Cash Distributions Declared Per Share of Class A Common Stock
	High	Low
Year Ended December 31, 2005
Fourth Quarter	$11.35	$8.37	$0.20
Third Quarter	15.35	9.64	0.34
Second Quarter	16.23	10.46	0.34
First Quarter	20.35	15.17	0.34
Year Ended December 31, 2004
Fourth Quarter	20.09	16.90	0.39
Third Quarter	20.83	15.89	0.34
Second Quarter	27.42	16.70	0.46
First Quarter	28.02	22.72	0.34

On March 10, 2006, there were approximately 514 record holders of our Class A common stock, including shares held in “street name” by nominees who are record holders.

There is no established public trading market for our Class B common stock and on March 10, 2006, there were approximately 31 record holders of our Class B common stock. Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2004 will be incorporated by reference from our annual proxy statement (under the heading “Security Ownership of Certain Beneficial Owners and Management”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about June 8, 2006.

We intend to make regular quarterly distributions to our Class A and Class B stockholders. There can be no assurance that we will be able to make or sustain dividend payments in the future.

In order to qualify as a REIT for federal income tax purposes, we must distribute to our stockholders with respect to each year at least 90% of our taxable income. Although we generally intend to distribute to our shareholders each year an amount equal to our taxable income for that year, distributions paid by us will be at the discretion of our board of directors and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant.

We did not repurchase any shares of our Class A common stock or Class B common stock in 2005 and 2004.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Operations
Revenues:
Investment banking:
Capital Raising	$356,753	$398,183	$246,567	$115,407	$66,634
Advisory	17,759	30,115	14,815	19,744	9,753

	374,512	428,298	261,382	135,151	76,387

Institutional brokerage:
Principal transactions	17,950	20,444	23,965	27,512	26,330
Agency commissions	82,778	89,650	50,178	35,672	27,084
Mortgage trading interest	30,859	—	—	—	—
Mortgage trading net investment loss	(3,820)	—	—	—	—

	127,767	110,094	74,143	63,184	53,414

Asset management:
Base management fees	30,348	28,307	24,782	28,956	19,744
Incentive allocations and fees	1,929	10,940	13,959	13,884	(4,078)

	32,277	39,247	38,741	42,840	15,666

Principal investment:
Interest	549,832	350,691	168,393	—	—
Net investment (loss) income	(239,754)	101,973	70,619	19,753	5,900
Dividends	36,622	14,644	4,078	—	—

	346,700	467,308	243,090	19,753	5,900

Mortgage Banking:
Interest	87,958	—	—	—	—
Net investment income	13,741	—	—	—	—

	101,699	—	—	—	—

Other	12,351	7,155	11,169	7,275	9,422

Total revenues	995,306	1,052,102	628,525	268,203	160,789

Interest expense	546,313	164,156	68,995	2,073	1,083
Provision for loan losses	14,291	—	—	—	—

Revenues, net of interest expense and provision for loan losses	434,702	887,946	559,530	266,130	159,706

Non-Interest Expenses:
Compensation and benefits	331,492	323,524	226,389	147,072	108,112
Professional services	66,550	50,467	21,628	17,140	15,523
Business development	46,648	44,955	21,416	13,449	13,356
Clearing and brokerage fees	8,882	9,123	7,014	5,353	7,087
Occupancy and equipment	34,044	14,458	9,585	8,838	10,852
Communications	20,634	13,959	10,574	8,185	5,832
Other operating expenses	70,679	22,740	16,919	10,652	9,415
Restructuring and software impairment charges	—	—	—	—	5,151

Total non-interest expenses	578,929	479,226	313,525	210,689	175,328

Net (loss) income before taxes and extraordinary gain	(144,227)	408,720	246,005	55,441	(15,622)
Income tax provision (benefit)	26,683	59,161	44,591	3,035	(1,760)

Net (loss) income before extraordinary gain	(170,910)	349,559	201,414	52,406	(13,862)
Extraordinary gain	—	—	—	1,413	1,148
Income tax provision on extraordinary gain	—	—	—	536	—

Net (loss) income	$(170,910)	$349,559	$201,414	$53,283	$(12,714)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data
Assets:
Cash and cash equivalents	$238,615	$224,371	$92,688	$90,007	$46,246
Restricted cash	6,101	7,156	—	—	—
Mortgage-backed securities, at fair value	8,002,561	11,726,689	10,551,570	—	—
Loans held for investment, net	6,841,266	—	—	—	—
Loans held for sale, net	963,807	—	—	—	—
Long-term investments	333,067	441,499	379,002	150,447	119,982
Reverse repurchase agreements	283,824	183,375	—	—	—
Trading securities, at fair value	1,032,638	7,744	4,932	8,298	15,706
Residual interest in securitization, at fair value	14,577	—	—	—	—
Other	719,334	337,454	300,893	157,433	110,024

Total assets	18,435,790	$12,928,288	$11,329,085	$406,185	$291,958

Liabilities:
Trading account securities sold but not yet purchased, at fair value	$150,547	$17,176	$9,525	$19,932	$13,377
Commercial paper	6,996,950	7,294,949	4,392,965	—	—
Repurchase agreements	2,698,619	3,467,569	5,095,676	16,352	—
Dividends payable	34,588	65,870	56,744	—	—
Accounts payable and other liabilities	284,032	375,830	165,647	119,470	87,576
Securitization financing for loans held for investment, net	6,642,198	—	—	—	—
Long-term debt	324,686	128,370	54,189	5,266	5,694

Total liabilities	17,131,620	11,349,764	9,774,746	161,020	106,647

Shareholders’ equity	1,304,170	1,578,524	1,554,339	245,165	185,311

Total liabilities and shareholders’ equity	$18,435,790	$12,928,288	$11,329,085	$406,185	$291,958

Statistical Data
Basic (loss) earnings per share before extraordinary gain	$(1.01)	$2.09	$1.68	$1.14	$(0.29)
Diluted (loss) earnings per share before extraordinary gain	$(1.01)	$2.07	$1.63	$1.08	$(0.29)
Basic (loss) earnings per share	$(1.01)	$2.09	$1.68	$1.16	$(0.27)
Diluted (loss) earnings per share	$(1.01)	$2.07	$1.63	$1.10	$(0.27)
Book value per share (1)	$7.66 (2)	$9.46 (2)	$9.41 (2)	$5.28 (2)	$4.06 (2)
Total employees (1)	2,499	698	494	481	433
Net revenue per employee (3)	$188	$1,399	$1,138	$581	$350
Pre-tax return on average equity	(10)%	26%	27%	26%	(8)%
Compensation and benefits expense as a percentage of net revenues	76%	36%	40%	55%	68%
Basic weighted average shares outstanding (in thousands)	169,333	167,099	119,801	46,098	47,466
Diluted weighted average shares outstanding (in thousands)	169,333	168,490	123,307	48,442	47,466
Cash dividends per common share	$1.22	$1.53	$1.36	$—	$—

(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable shares of 0.6 million shares, 0.7 million shares 1.3 million shares, 4.0 million shares and 4.0 million shares, pledged as collateral as of December 31, 2005, 2004, 2003, 2002, and 2001, respectively.
(3)	Net revenue per employee is calculated by dividing net revenue by average employees for the year. Average employees is determined by average of quarter end headcounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Friedman, Billings, Ramsey Group, Inc. is a leading investment banking firm that provides investment banking, institutional brokerage and asset management services and invests as principal in mortgages and mortgage securities (MBS) and merchant banking investments. Additionally, the Company owns First NLC Financial Services, LLC (First NLC), a non-conforming residential mortgage loan originator. When we use the terms “FBR,” “we” “us” “our” and “the Company,” we mean Friedman, Billings, Ramsey Group, Inc. and its consolidated subsidiaries. We conduct most of our principal investing activities at the parent company level, which has elected Real Estate Investment Trust (REIT) status for U.S. federal income tax purposes and through a qualified REIT subsidiary (QRS) of the parent company (Principal Investing). We conduct our investment banking and institutional brokerage activities (Capital Markets), investment management and advisory activities (Asset Management) and loan origination and mortgage banking activities (Mortgage Banking) in taxable REIT subsidiaries. Our Company operates primarily in the United States and Europe.

Executive Summary

For the year ended December 31, 2005, FBR’s total revenues were $1.0 billion compared to $1.1 billion in 2004. The full-year 2005 loss of $170.9 million, or $1.01 per share (diluted), compares to net after-tax income of $349.6 million, or $2.07 per share (diluted) in 2004. The net loss for the year ended 2005 included a write-down within the Company’s spread-based portfolio of mortgage-backed securities of $180.1 million, net of hedging gains, and a separate write-down of certain equity investments in the Company’s merchant banking portfolio of $74.5 million.

In December 2005, the Company determined to undertake a repositioning of its MBS portfolio to eliminate a negative interest spread on much of the portfolio. This decision marked a change in the Company’s intent to hold securities in its MBS portfolio that have unrealized loss positions until a recovery in fair value occurs. Consequently, a determination was made that unrealized MBS portfolio losses as of December 31, 2005, should be considered other than temporary, necessitating recognition of the impairment charge noted above. In addition, the equity investment write-down noted above was recorded as part of the Company’s quarterly assessment of unrealized losses in its portfolio of marketable equity securities for potential other than temporary impairments and its related assessment of cost method investments.

For the full year, the Company declared a total of $1.22 per share in dividends, down from $1.53 per share in 2004. The Company’s book value per share decreased to $7.66 as of December 31, 2005 compared to $9.46 as of December 31, 2004. The reduction in book value per share reflects the impact from the the net loss and dividends declared in 2005.

The following provides analysis of our operating segments and their activities during 2005.

Capital Markets

Our capital markets activities consist of investment banking and institutional brokerage (including research).

Investment Banking

Our investment banking activities consist of a broad range of services, including underwritings, public and private capital raising transactions that include a wide variety of securities, and financial advisory services in merger, acquisition, restructuring and strategic partnering transactions. Revenues from FBR’s investment banking operations totaled $374.5 million for the year, representing a decrease of 12.6% from the prior year. In 2005, FBR’s investment banking team executed 138 banking assignments with a total transaction value of over

$41.9 billion, including more than $22.5 billion in lead-managed capital-raising transactions. Highlights for lead-managed capital raises include:

•	$ 2 billion in 8 IPOs

•	$ 3.3 billion in 15 (sole managed) private placements

•	$ 1.4 billion in 15 follow-on and secondary offerings

•	$ 75 million in 1 corporate debt and non-convertible preferred securities transaction

•	$ 15 billion in 21 asset-backed securities transactions

In addition, during 2005 FBR advised on 28 successful mergers, acquisitions and advisory transactions representing $2.2 billion in aggregate transaction value.

FBR earned the following investment banking rankings for 20051:

•	#1 book-running manager for U.S. IPOs and 144A equity placements combined,

•	#1 book-running manager of all common stock offerings for U.S. companies with a market capitalization of $2 billion or less,

•	#2 book-running manager of all common stock offerings for domestic oil and gas companies, and

•	#9 book-running manager of all common stock offerings for all U.S. companies.

[1]	Source: Dealogic

The following table shows details of our investment banking revenues for the years indicated (dollars in thousands):

	2005	2004	2003	2002	2001
Revenues:
Capital raising
Institutional private equity placements	$225,489	$165,163	$129,271	$38,851	$18,781
Initial public offerings	69,677	163,112	79,206	2,414	9,926
Secondary (follow-on) public offerings	50,511	55,876	29,448	73,719	37,927
High yield debt & preferred	2,822	10,674	8,642	423	—
Asset-backed securities	8,254	3,358	—	—	—

Total Capital raising	356,753	398,183	246,567	115,407	66,634
Advisory services	17,759	30,115	14,815	19,744	9,753

Total Investment Banking	$374,512	$428,298	$261,382	$135,151	$76,387

Institutional Brokerage

In addition to our investment banking activities, we also offer institutional brokerage services to customers. In a rapidly changing trading environment characterized by continuing pressure on commission rates, revenue from institutional brokerage (principal transactions and agency commissions) was down 8.5% on a year-to-year basis, falling from $110.1 million in 2004 to $100.7 million in 2005. In addition, in May 2005 we initiated certain fixed income trading activities, primarily related to mortgage-backed, asset-backed and other structured securities. Revenues, net of related interest expense related to these activities are (dollars in thousands):

	2005	2004	2003	2002	2001
Total principal transactions	$17,950	$20,444	$23,965	$27,512	$26,330
Agency commissions	82,778	89,650	50,178	35,672	27,084
Mortgage Trading interest and net investment loss	27,039	—	—	—	—

	127,767	110,094	74,143	63,184	53,414
Interest expense	23,743	—	—	—	—

Institutional Brokerage revenues, net of interest expense	$104,024	$110,094	$74,143	$63,184	$53,414

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

Asset Management

Our asset management activities consist of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management decreased 22.6% from $3.1 billion at December 31, 2004 to $2.4 billion at December 31, 2005.

We generate fees from our asset management activity for services provided in the management of investment vehicles or accounts and administration of mutual funds. Base management fees are earned on our productive assets under management and are determined based on a percentage of actual or committed capital, excluding, in some cases, our own direct investments and certain other affiliated capital. The percentages used to determine our base fee vary from vehicle to vehicle (from 0.40% for an equity mutual fund to 2.5% for two of our venture capital funds).

We recorded $30.3 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2005. Our annualized effective fee during the fourth quarter of 2005 on the year end productive capital assets under management was 1.01% and on net assets under management was 1.03%.

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

The following provides detail relating to our assets under management (dollars in millions):

Assets Under Management

	December 31, 2005
	Productive Capital (1)	Gross (2)	Net (3)
Managed accounts	$329.5	$463.4	$329.5
Hedge and offshore funds	142.2	154.3	150.5
Mutual funds
Equity	1,576.2	1,585.5	1,576.2
Fixed Income and money market	296.6	297.8	296.6
Private equity funds	100.3	56.2	46.8

Total	$2,444.8	$2,557.2	$2,399.6

	December 31, 2004
	Productive Capital (1)	Gross (2)	Net (3)
Managed accounts	$196.1	$196.1	$196.1
Hedge and offshore funds	488.7	631.6	589.6
Mutual funds
Equity	1,954.4	1,968.6	1,954.4
Fixed Income and money market	351.1	351.8	351.1
Private equity funds	70.9	52.5	49.7

Total	$3,061.2	$3,200.6	$3,140.9

Notes

(1)	Productive capital assets under management represent the amount of actual or committed capital that determines the respective investment vehicles’ base management fees payable to us. The productive capital base for each vehicle is determined by the terms of its specific agreement (which is generally a partnership, operating or management agreement). For certain private equity funds the productive capital represents primarily committed capital, in some mature funds productive capital is based on actual assets.
(2)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds including leverage.
(3)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

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

Mortgage Banking

During the first quarter of 2005, the Company completed the acquisition of First NLC, a non-conforming mortgage originator located in Florida. The Company expects that the acquisition of First NLC will assist in expanding and adding flexibility to the Company’s mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions.

We conduct our mortgage banking activities primarily through our subsidiary First NLC, a residential mortgage banking company originating and acquiring primarily non-conforming mortgage loans in 44 states across the United States. It originates, underwrites and funds mortgage loans secured primarily by single-family residences, and then sells those loans to institutional loan purchasers or to our REIT subsidiary for our mortgage loan portfolio. Non-conforming mortgage loans include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac or Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds conforming underwriting guidelines. First NLC originates loans based upon an assessment of the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

During 2005, subsequent to our acquisition, First NLC originated $5.6 billion through its wholesale, retail and correspondent channels. First NLC’s wholesale channel originated 68% of total loan originations through approximately 3,900 brokers and its retail channel originated 20% of total loan originations through 45 branch offices located in 21 states. In April 2005, First NLC began acquiring loans through its newly created correspondent channel located in Overland Park, Kansas. During 2005, the correspondent channel represented 12% of First NLC’s total origination.

During 2005, First NLC sold $4.4 billion through whole loan sales or securitization and recognized a gross gain from loan sale transactions of $89.3 million. After reducing the gross gain on sale by the repurchase and premium recapture provisions for losses and direct loan origination costs, net of fees earned, our mortgage banking activities generated a net gain on sale of $13.7 million, including lower of cost or market valuation allowances relating to certain loans held for sale that were acquired from third parties.

Principal Investing

Our principal investing activity consists primarily of investments in non-conforming mortgage loans, mortgage-backed securities, merchant banking investments and investments in hedge and venture funds.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Historically, based on market conditions, our mortgage-backed securities investments have provided us with higher relative risk-adjusted rates of return than most other investment opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector. However, due to the continuation of short-term rate increases by the Federal Reserve Board and the associated flattening of the yield curve, both of which have created a negative spread in the MBS portfolio, the Company determined to reposition the MBS portfolio in the fourth quarter of 2005. In connection with the repositioning of the MBS portfolio, the Company realized “other than temporary” impairments of $180.1 million, net of hedging activities, in the fourth quarter of 2005.

We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments.

Non-conforming Mortgage Loans

As part of our principal investing activity, the Company purchases non-conforming mortgage loans from third parties and First NLC. These loans are classified as held for investment and are carried at our amortized cost basis. The Company funds the purchase of loans using warehouse repurchase agreement borrowings and permanently funds the loans by issuing asset-backed debt securities. The revenues from the non-conforming mortgage loan portfolio are generated primarily from interest income. Interest expense we pay on the related funding source offsets the interest income. The Company recorded net interest income of $71.8 million from non-conforming mortgage loan activities during 2005.

Loans held for investment, net, were comprised of the following as of December 31, 2005 (dollars in thousands):

Principal balance	$6,705,292
Deferred origination costs, net and unamortized premiums	150,093
Allowance for loan losses	(14,119)

Loans held for investment, net	$6,841,266

The Company issued $7.2 billion in asset-backed debt securities during 2005. As of December 31, 2005, $6.6 billion is outstanding. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of debt is reduced as the underlying loan collateral is paid down.

Mortgage-Backed Securities

We also invest in agency and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing in hybrid-ARM mortgage-backed securities financed by short-term commercial paper and repurchase agreement borrowings. The Company recorded net interest income of $26.1 million from MBS held in our principal investment portfolio during 2005 compared to $188.8 million during 2004.

At December 31, 2005, the fair value of our investments in mortgage-backed securities totaled $8.0 billion. These investments were primarily comprised of securities guaranteed as to principal and interest by Fannie Mae, Freddie Mac, or Ginnie Mae. The following table summarizes our portfolio of mortgage-backed securities (including principal receivable) by issuer (dollars in thousands).

	Face Amount	Fair Value
Agency-Backed:
Fannie Mae	$5,904,208	$5,840,238
Freddie Mac	1,657,605	1,645,293
Ginnie Mae	155,090	154,193

Total	7,716,903	7,639,724
Private-label	363,190	362,837

Total mortgage-backed securities	$8,080,093	$8,002,561

The Company subsequently sold $6.7 billion of these securities during January and February 2006, substantially completing the liquidation phase of the portfolio repositioning. The Company believes this strategy of repositioning of the MBS portfolio will allow the Company to generate greater earnings than it would otherwise in 2006 and 2007.

Merchant Banking

The total value of FBR’s merchant banking portfolio and other long-term investments was $333.1 million as of December 31, 2005. Of this total, $278.0 million was held in the merchant banking portfolio, $42.0 million was held in alternative asset funds, and $13.1 million was held in other long-term investments. Net unrealized gains in the merchant banking portfolio included in Accumulated Other Comprehensive Loss (AOCL) totaled $1.8 million as of December 31, 2005.

As previously noted, during 2005, we recorded a $74.5 million other than temporary impairment write-down on certain merchant banking investments. This write-down was recorded as part of the Company’s quarterly assessment of unrealized losses in its portfolio of marketable equity securities for potential other than temporary impairments and its related assessment of cost method investments. We also recognized $20.9 million in realized gains and earned $36.6 million in dividend income. These amounts compare to realized gains in 2004 of $81.3 million and dividend income of $14.6 million.

As of December 31, 2005, our merchant banking and long-term investments totaled $333.1 million. The following table provides additional detail regarding our merchant banking and long-term investments (dollars in thousands).

Merchant Banking and Other Long-Term Investments

	December 31, 2005
Merchant Banking Investments	Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Aames Investment Corporation	4,707,900	$37,216	$30,413
Asset Capital Corporation, Inc. (1)	948,766	7,500	7,500
ECC Capital(2)	3,940,110	8,905	8,905
Cmet Finance Holdings, Inc. (1),(2)	65,000	2,638	2,638
Fieldstone Investment Corporation	3,588,329	49,734	42,558
Government Properties Trust	210,000	2,100	1,959
KKR Financial Corp.	1,250,000	23,250	29,988
Lexington Strategic Asset Corp. (1)	537,634	5,000	5,000
Matrix Bancorp	220,000	3,887	4,138
Medical Properties Trust, Inc.	1,785,571	16,087	17,463
New Century Financial Corporation(2)	636,885	22,972	22,972
New York Mortgage Trust, Inc.(2)	200,000	1,324	1,324
People’s Choice Financial Corporation (1),(2)	3,500,000	19,250	19,250
Quanta Capital Holdings Ltd.(2)	2,870,620	14,640	14,640
Saxon Capital, Inc.(2)	1,679,300	19,026	19,026
Specialty Underwriters Alliance, Inc.(2)	1,242,410	7,653	7,653
Taberna Realty Finance Trust (1)	985,663	10,000	10,000
Vintage Wine Trust, Inc. (1)	1,075,269	10,000	10,000
Whittier Energy Corporation	896,060	5,000	9,409
Tower Group, Inc.	235,000	1,998	5,165
Preferred equity investment	—	5,000	5,000
Other	—	2,897	2,978

Total Merchant Banking Investments		$276,077	$277,979
Investment partnership interests accounted for under the equity method			41,977
Cost method and other investments			6,301
Investment Securities — marked to market			6,810

Total Long-Term Investments			$333,067

(1)	As of December 31, 2005, these shares cannot be traded in a public market (e.g. NYSE or Nasdaq) but may be sold in private transactions.
(2)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges.

Results of Operations

Revenues

Our revenues consist primarily of capital raising and advisory fees in investment banking; agency commissions, principal transactions and mortgage trading interest and net investment income in institutional brokerage; base management fees and incentive allocations and fees in asset management; net interest income and net investment income, including gain or loss on sale of loans from mortgage banking activities; and net interest income, net investment income, including realized gains or losses, dividends from merchant banking investments and equity method earnings from principal investing activities.

Revenue from capital raising transactions is substantially dependent on the market for public and private offerings of equity and debt securities within the sectors in which we focus. Agency commissions are dependent on the level of overall market trading volume and penetration of our institutional client base by our research, sales and trading staff. Principal brokerage transactions are dependent on these same factors and on NASDAQ trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the productive capital on which our base management fees are calculated and the amount and performance of capital on which we have the potential to generate incentive income. Our asset management vehicles are subject to market risk caused by illiquidity and volatility in the markets in which they would seek to sell financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and in net investment income, may fluctuate as a result. Accordingly, our revenues in these areas have fluctuated in the past, and are likely to continue to fluctuate, based on these factors.

In our principal investing and mortgage banking activities we invest in mortgage loans and mortgage-backed securities that are financed by repurchase agreement, commercial paper and securitization borrowings all of which are interest sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates through the use of various derivative instruments. We are also exposed to credit risk as a result of our investments in mortgage loans. The Company manages credit risk by, among other things, purchasing or originating loans at favorable loan to value ratios and for a portion of the portfolio by purchasing mortgage insurance. As of December 31, 2005, we had purchased mortgage insurance on $1.1 billion in principal balance of loans held for investment.

Investment Banking

Capital raising revenue consists of underwriting discounts, selling concessions, management fees and reimbursed expenses associated with underwriting activities and 144A institutional equity placements. We act in varying capacities in our underwriting activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group.

Advisory revenue consists primarily of advisory fees and reimbursed expenses associated with such activities. Advisory fees have fluctuated in the past, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

Institutional Brokerage

Principal transactions consist of a portion of dealer spreads attributed to the securities trading activities of FBR & Co. as principal in NASDAQ-listed and other securities, and are primarily derived from FBR & Co.’s activities as a market-maker. Trading gains and losses on equity securities are combined and reported on a net basis as part of principal transactions. Gains and losses result primarily from market price fluctuations that occur while holding positions in FBR & Co.’s trading security inventory.

Agency commissions consist of revenue resulting from executing stock exchange-listed securities and other transactions as agent.

Mortgage trading activities include buying and selling mortgage-backed securities and other structured securities in various financial transactions (which may include forward trades, dollar rolls and reverse repurchase transactions). The Company manages market risk associated with these securities positions primarily through forward purchases and sales of such securities. These transactions result in interest income and net investment gain/loss.

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

Mortgage Banking

Mortgage banking revenue includes net interest income on loans held for sale as well as net investment income, consisting primarily of gains and losses on sales of mortgage loans.

Principal Investing

Principal investing interest income relates to interest earned on our portfolio of mortgage-backed securities and mortgage loans. Net investment income primarily includes net realized gains on sale of equity securities and mortgage-backed securities, income from equity method investments and derivative activities. Principal investing dividends relate to our portfolio of merchant banking investments.

As of December 31, 2005, we had $1.8 million of net unrealized gains related to merchant banking equity investments recorded in AOCL. If we liquidate these securities or determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

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

Interest expense includes the costs of our repurchase agreement, commercial paper borrowings, and securitization financing as well as long-term debt securities we have issued. Interest expense also includes costs of subordinated credit lines, bank deposits and other financing.

Professional services expense includes legal and consulting fees, recruiting fees and asset management sub-advisory fees. Many of these expenses, such as legal fees associated with investment banking transactions and sub-advisory fees, are to a large extent variable with revenue.

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

Other operating expenses include mortgage insurance premium, loan servicing costs, amortization of certain intangible assets, professional liability and property insurance, printing and copying, business licenses and taxes, offices supplies, charitable contributions and other miscellaneous office expenses.

The following table sets forth financial data as a percentage of net revenues for the years presented:

Financial Data as a Percentage of Net Revenue

	Year Ended December 31,
	2005	2004	2003	2002	2001
Revenues:
Investment banking:
Capital raising	82.1%	44.8%	44.0%	43.4%	41.8%
Advisory	4.1%	3.4%	2.7%	7.4%	6.1%

	86.2%	48.2%	46.7%	50.8%	47.9%

Institutional brokerage:
Principal transactions	4.1%	2.3%	4.3%	10.3%	16.5%
Agency commissions	19.0%	10.1%	9.0%	13.4%	17.0%
Mortgage trading interest	7.1%	—	—	—	—
Mortgage trading net investment loss	(0.9)%	—	—	—	—

	29.3%	12.4%	13.3%	23.7%	33.5%

Asset management:
Base management fees	7.0%	3.2%	4.4%	10.9%	12.4%
Incentive allocations and fees	0.4%	1.2%	2.5%	5.2%	(2.6)%

	7.4%	4.4%	6.9%	16.1%	9.8%

Principal investment:
Interest	126.5%	39.5%	30.1%	0.0%	0.0%
Net investment (loss) income	(55.2)%	11.5%	12.6%	7.5%	3.6%
Dividends	8.5%	1.7%	0.7%	0.0%	0.0%

	79.8%	52.7%	43.4%	7.5%	3.6%

Mortgage Banking:
Interest	20.2%	—	—	—	—
Net investment income	3.2%	—	—	—	—

	23.4%	—	—	—	—

Other	2.9%	0.8%	2.0%	2.7%	5.9%

Total revenues	229.0%	118.5%	112.3%	100.8%	100.7%

Interest expense	125.7%	18.5%	12.3%	0.8%	0.7%
Provision for loan losses	3.3%	—	—	—	—

Revenues, net of interest expense and provision for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

Non-Interest Expenses:
Compensation and benefits	76.3%	36.4%	40.5%	55.3%	67.7%
Professional services	15.3%	5.7%	3.9%	6.4%	9.7%
Business development	10.7%	5.1%	3.8%	5.1%	8.4%
Clearing and brokerage fees	2.0%	1.0%	1.2%	2.0%	4.4%
Occupancy and equipment	7.8%	1.6%	1.7%	3.3%	6.8%
Communications	4.7%	1.6%	1.9%	3.1%	3.7%
Other operating expenses	16.3%	2.6%	3.0%	4.0%	5.9%
Restructuring and software impairment charges	0.0%	0.0%	0.0%	0.0%	3.2%

Total non-interest expenses	133.3%	54.0%	56.0%	79.2%	109.8%

Net (loss) income before income taxes	(33.3)%	46.0%	44.0%	20.8%	(9.8)%

Comparison of the Years Ended December 31, 2005 and 2004

Net income decreased from $349.6 million in 2004 to a loss of $(170.9) million in 2005. This decrease is primarily due to decreased net revenues, including net interest and net investment income in 2005 as compared to 2004 in our principal investment segment. These results include an other than temporary impairment write-down within FBR’s portfolio of mortgage-backed securities of $180.1 million, net of hedging gains, a separate other than temporary impairment write-down of $74.5 million relating to certain equity investments in the the Company’s merchant banking portfolio. Our 2005 net loss also reflects $26.7 million of income tax expenses as compared to $59.2 million of income tax expense recorded in 2004.

On February 16, 2005, the Company completed the acquisition of First NLC, a non-conforming residential mortgage originator located in Florida for $100.8 million in a combination of cash and stock. First NLC currently operates in 44 states and originates loans through both wholesale and retail channels. First NLC is part of the Company’s mortgage banking segment. The year ended December 31, 2005 results reflect higher compensation, including certain non-recurring compensation payments related to the acquisition, occupancy and equipment, communications and other expenses due to the increase in employees and related facilities as a result of the acquisition.

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

The $100.8 million purchase price included cash of $74.3 million, issuance of 1,297,746 shares of FBR Class A common stock at a price of $18.82 per share for a total of $24.4 million, and direct acquisition costs of $2.1 million.

Our gross revenues decreased 5.4% from $1,052.1 million in 2004 to $995.3 million in 2005 due primarily to lower revenues associated with our principal investment activities, including the $180.1 million MBS-related and $74.5 million merchant banking-related writedowns noted above, and from lower capital market activities. Within capital markets our investment banking revenue decreased $53.8 million, or 12.6%, and institutional brokerage revenue, reflecting gross revenue from mortgage trading activities, increased $17.7 million, or 16.1%, in 2005 as compared to 2004.

Capital raising revenue decreased 10.4% from $398.1 million in 2004 to $356.8 million in 2005. The decrease is attributable to fewer number of transactions in 2005. During 2005, we managed 89 public offerings, of which we lead-managed 45, raising $36.2 billion and generating $148.6 million in revenues. During 2004, we managed 93 public offerings, of which we lead-managed 51, raising $22.7 billion and generating $233.0 million in revenues.

Advisory revenue decreased 41% from $30.1 million in 2004 to $17.8 million in 2005 due primarily to the completion of fewer M&A transactions. We completed thirteen M&A transactions in 2004 compared to eleven in 2005.

Institutional brokerage revenue from principal transactions decreased 11.8% from $20.4 million in 2004 to $18.0 million in 2005 and agency commissions decreased 7.7% from $89.7 million in 2004 to $82.8 million in 2005 primarily due to decreased customer trading.

In addition, during 2005 we initiated mortgage trading operations. These activities contributed $30.9 million of interest income to institutional brokerage activity. The mortgage trading interest income was offset by a net investment loss of $3.8 million and $23.7 million of interest expense related to these trading activities.

Asset management base management fees increased 7.1% from $28.3 million in 2004 to $30.3 million in 2005 due to the increase in mutual fund administrative fees. Asset management incentive allocations and fees decreased 82.6% from $10.9 million in 2004 to $1.9 million in 2005 is primarily a result of fund performance and the reversal of incentive allocation from certain investment partnerships during 2005.

Revenues from our principal investment and mortgage banking activities, net of related interest expense, totaled $(57.8) million for the year ended December 31, 2005 compared to $312.0 million for the year ended December 31, 2004. A primary source of these revenues is net interest income from mortgage investments, the components of which are summarized in the following table (dollars in thousands):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$10,237,443	$338,044	3.30%	$10,906,521	$344,043	3.16%
Mortgage loans	4,179,939	289,437	6.92%	—	—	—
Reverse repurchase agreements	253,680	10,208	4.02%	—	—	—

	$14,671,062	637,689	4.35%	$10,906,521	344,043	3.16%

Other (1)		101			6,648

		637,790			350,691
Repurchase agreements	$2,401,180	(72,271)	(3.01)%	$5,141,127	(72,786)	(1.39)%
Commercial paper	7,923,351	(263,958)	(3.33)%	5,054,803	(78,595)	(1.53)%
Mortgage financing credit facilities	2,286,890	(100,672)	(4.40)%	—	—	—
Securitization	1,667,578	(77,796)	(4.67)%	—	—	—
Derivative contracts (2)	—	8,474		—	(3,897)

	$14,278,999	(506,223)	(3.55)%	$10,195,930	(155,278)	(1.50)%

Net interest income/spread		$131,567	0.80%		$195,413	1.66%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets. Other interest income in the twelve months of 2004 includes $2.1 million of income related to bridge financing arrangements.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $63.8 million from the year ended December 31, 2004 to the year ended December 31, 2005 due to an increase in interest expense. This increase was due to eight increases in the federal funds rate over the last year. The increase in interest expense was partially offset by increases in the average balance of interest earning assets particularly mortgage loans which have higher yields than those earned on our MBS portfolio. Amortization expense totaled $85.5 million during 2005 compared to $78.8 million during 2004.

Net interest income from the MBS portfolio decreased by $162.7 million from $188.8 million in 2004 to $26.1 million in 2005 due to a decrease in the average balance of the MBS portfolio and decrease in the net interest spread earned on the portfolio from $10.9 billion and 1.66% in 2004 to $10.2 billion and 0.13% in 2005.

The decrease in the average balance of the MBS portfolio is due to the principal paydowns in the portfolio during the year and the limited investment in MBS during the year due to the allocation of capital to non-conforming mortgage loans. The decrease in the net interest spread in the MBS portfolio is due primarily to the increase in the federal fund rates. During the year, Federal Reserve Board increased the federal fund rates eight times, almost doubling short-term interest rates. The Company’s spread-based businesses were under constant pressure from the impact of a flattening yield curve combined with persistently high mortgage prepayment speeds. Consequently, in December 2005, the Company determined to undertake a repositioning of the MBS portfolio to eliminate a negative interest spread on much of the portfolio and to be in a position to take advantage of reinvestment opportunities presented by the changing environment over the coming quarters.

Mortgage loan portfolio and mortgage banking related interest income was $299.6 million with related interest expense of $194.2 million, resulting in net interest income of $105.4 million for the year ended December 31, 2005. This net interest income includes $71.8 million relating to loans held for investment and $33.6 million relating to mortgage banking activities, primarily loans held for sale.

In addition to net interest income, the Company recorded $36.6 million in dividend income from its merchant banking equity investment portfolio in 2005, compared to $14.6 million during 2004. The increase in dividend income was primarily due to the increase in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio. The Company realized a net investment loss of $(239.8) million during 2005 compared to net investment income of $102.0 million in 2004. The following table summarizes the components of net investment (loss) income (dollars in thousands):

	Year Ended December 31,
	2005	2004
MBS Portfolio — other than temporary impairments	$(197,792)	$—
Derivative gain on terminated cash flow hedges	17,705	—
Available for sale securities — other than temporary impairments	(74,452)	—
Realized gains on sale of equity investments and mortgage-backed securities	12,286	87,673
Income from equity method investments	62	9,184
Gains on investment securities — marked-to-market, net	1,362	9,476
Other, net	1,075	(4,360)

	$(239,754)	$101,973

As noted above, the Company determined to undertake a repositioning of its MBS portfolio to eliminate a negative interest spread on much of the portfolio. This decision marked a change in the Company’s intent to hold securities in its MBS portfolio that have unrealized loss positions until a recovery in fair value occurs. Consequently, a determination was made that unrealized MBS portfolio losses as of December 31, 2005, should be considered other than temporary, necessitating recognition of a $197.8 million impairment charge relating to these unrealized losses for the year ended December 31, 2005.

In connection with this decision to reposition the MBS portfolio, in December 2005, the Company de-designated as hedges and terminated all of its Eurodollar futures and Eurodollar put option contracts. Because of the termination and the Company’s conclusion that, based on the MBS portfolio repositioning, the forecasted borrowings were no longer probable, the Company recognized $17.7 million in derivative gains.

In addition to the above, as part of the Company’s quarterly assessment of unrealized losses in its portfolio of marketable equity securities for potential other than temporary impairments and its assessment of cost method investments, the Company recorded an other than temporary impairment charge of $57.3 million relating to marketable equity securities and a $17.2 million impairment charge relating to cost method investments.

(Loss) Income from equity method investments reflects the Company’s equity in (loss) earnings from investments in proprietary investment partnerships and other managed investments. See Note 4 to the financial statements for further information on equity method investments, other gains and losses, as well as realized gains on sale of equity investments and mortgage-backed securities.

The components of the gain on sale of loans are as follows for the year ended December 31, 2005 (dollars in thousands):

Gross gain from loan sale transactions	$89,310
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(31,863)
Direct loan origination costs, net of fees earned	(43,706)

Total net gain on sale of loans	$13,741

Other revenues increased from $7.2 million in 2004 to $12.4 million in 2005 primarily due to an increase in 12b-1 fees of $0.6 million and a $3.5 million increase in interest and dividend income unrelated to principal investing.

The Company recorded the following provision for loan losses relating to loans held for investment for the year ended December 31, 2005 (dollars in thousands):

Current year provision for:
Loans held for investment	$14,178
Real estate owned	113

Total provision for loan losses	$14,291

Allowance for loan losses at year end	$14,119

Allowance for loan losses as a percentage of the principal balance at year end	0.21%

The Company’s mortgage loan portfolio is comprised of loans predominately originated in 2005 and purchased by the Company in the second half of 2005 and therefore has a limited history. For the year ended December 31, 2005, the Company’s average loans held for investment balance was $3.1 billion. For the year ended December 31, 2005, the Company recorded a $14.3 million provision for loan losses relating to its portfolio of loans held for investment.

As discussed in Critical Accounting Policies (see page 91) we evaluate the adequacy of the allowance based upon known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current and expected future economic conditions as well as assumptions regarding loss severity and frequency. The Company manages credit risk by, among other things, purchasing and originating loans at favorable loan to value ratios and for a portion of the portfolio by purchasing mortgage insurance.

The 2005 loan loss provision reflects the consideration of these factors and the estimate of losses incurred during the period in 2005 that we held loans for investment that likely will be realized during the next twelve months. As the portfolio of loans held for investment matures, the Company expects the incidence of incurred losses to increase. Since our accounting policy is based on estimating incurred losses, we anticipate increases in loan loss provisions in 2006 and 2007 over the current rate as the default and loss rates attributable to the seasoning of the loan portfolio likely will increase during future periods. The allowance for loan losses established through loan loss provisions is reduced as actual losses are realized. The Company will continue to monitor the performance trends of its portfolio and also compare the portfolio’s performance to the observed industry performance of similarly seasoned loan portfolios. This industry data provides additional information to support the determination of loan loss provisions and the related allowance for loan losses during the early life of the portfolio as actual portfolio performance develops.

Interest expense unrelated to our principal investing, mortgage banking and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings and increased from $4.0 million in 2004 to $14.9 million in 2005 due to increased long-term borrowings of $195 million during 2005.

Total non-interest expenses increased 20.8% from $479.2 million in 2004 to $578.9 million in 2005 due primarily to the acquisition of First NLC which contributed $86.0 million to the 2005 total. The additional First NLC employees and facilities resulted in increased compensation, occupancy and equipment, communications and other operating expenses. In addition, the Company recognized an expense of $7.5 million in 2005 based on the proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation (see Note 11) that is included in other operating expenses and incurred increased legal costs related to these matters that are included in professional services in 2005 that are not comparable to 2004.

Compensation and benefits expense increased 2.5% from $323.5 million in 2004 to $331.5 million in 2005 including $47.8 million relating to First NLC. This increase is primarily due to increased headcount as a result of the acquisition of First NLC offset by decreased variable compensation in 2005 as compared to 2004 as a result of decreased investment banking revenues and reduction in executive bonuses. As a percentage of net revenues, compensation and benefits expense increased from 36.4% in 2004 to 76.3% in 2005 due to the effects of the decrease in 2005 net revenues resulting from the investment writedowns and the effects of the acquisition of First NLC.

Professional services expense increased 31.9% from $50.5 million in 2004 to $66.6 million in 2005, including $5.4 million relating to First NLC. This increase is primarily due to, legal costs associated with the proposed settlements with the SEC and NASD’s Department of Market Regulation (see Note 11), the integration of First NLC’s operations and mortgage banking activities, sub-advisory fees, as well as costs associated with technology enhancements.

Business development expenses increased 3.6% from $45.0 million in 2004 to $46.6 million in 2005, including $5.9 million relating to First NLC. This increase is due to an increase in travel costs and business promotions related to the mortgage origination services of the Company as a result of the acquisition of First NLC offset by a reduction in travel costs relating to capital raising activities due to fewer transactions and lower revenues in 2005 as compared to 2004.

Clearing and brokerage fees decreased 2.2% from $9.1 million in 2004 to $8.9 million in 2005. As a percentage of institutional brokerage revenue, clearing and brokerage fees decreased from 8.3% in 2004 to 7.0% in 2005.

Occupancy and equipment expense increased 135.5% from $14.5 million in 2004 to $34 million in 2005, including $9.9 million relating to First NLC. The increase is attributable primarily to the additional First NLC facilities and headcount as well as investments made in upgrading technology and expanding our Arlington, New York and Boston facilities. Total employees as of December 31, 2005 were 2,449 employees as compared to 698 employees as of December 31, 2004 reflecting the effects of the First NLC acquisition.

Communications expense increased 47% from $14.0 million in 2004 to $20.6 million in 2005, including $2.3 million relating to First NLC. The increase is primarily due to increased costs related to market data and customer trading services and the acquisition of First NLC and the costs associated with its mortgage origination platform.

Other operating expenses increased 211.5% from $22.7 million in 2004 to $70.7 million in 2005, including $14.7 million relating to First NLC. This change also includes loan portfolio servicing costs of $14.0 million, costs associated with the proposed settlements with the SEC and the NASD’s Department of Market Regulation of $7.5 million (see Note 11), mortgage insurance costs of $5.7 million, and an increase in various office operations and administrative expense items.

The total income tax provision decreased from $59.2 million in 2004 to $26.7 million in 2005 due to decreased taxable income in 2005 as compared to 2004. Our tax provision relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 48% in 2005 as compared to 40% in 2004. The increase in the effective tax rates is due to an increase in the Company’s state taxes due to changes in state apportionment and due to the non-deductible nature of the $7.5 million charge recorded in the first quarter 2005 relating to the Company’s proposed settlements with the SEC and the NASD’s Department of Market Regulation (see Note 11).

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

	Year Ended December 31,
	2004	2003
Realized gains on sale of equity investments and mortgage-backed securities	$87,673	$29,657
Income from equity method investments	9,184	20,838
Gains on investment securities — marked-to-market, net	9,476	17,977
Other, net	(4,360)	2,147

	$101,973	$70,619

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

The total income tax provision increased from $44.6 million in 2003 to $59.2 million in 2004 due to increased taxable income in 2004 as compared to 2003. Our tax provision for 2004 relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 40%. Our 2003 tax provision related to income generated during the period prior to the effective date of the merger with FBR Asset and our REIT election as well for income generated subsequently that was attributable to taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2003 income was 38%. The increase in the effective tax rate in 2004 is due the utilization in 2003 of the remaining foreign net operating loss carry forwards.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of borrowings under repurchase agreements, commercial paper borrowings, securitization financings, principal and interest payments on mortgage-backed securities and mortgage loans, dividends on equity securities, proceeds from sales of securities and mortgage loans, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under warehouse and corporate lines of credit, and future issuances of common stock, preferred stock, or debt.

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

As of December 31, 2005, the Company’s indebtedness totaled $17.1 billion, which resulted in a leverage ratio of 13.1 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding and Arlington Funding, securitization financing and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings, Inc. (TRS Holdings). Such long-term debt issuances have totaled $317.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of December 31, 2005, we had $324.7 million of long-term corporate debt.

During 2005, the Company completed nine securitization transactions and issued a series of multi-class mortgage-backed bonds. Depending on the structure of the securitizations, the Company accounts for the securitizations as either “sales” or “financing” transactions in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For sales securitizations, the Company derecognizes the loans transferred into the securitization and records retained financial and servicing assets or liabilities, if any, and recognizes a gain or loss on sale from the transaction. For financing securitizations, the Company records the loans held as collateral as assets and the mortgage-backed bonds issued as debt. The Company issued $1.4 billion and $7.2 billion under sales and financing securitization transactions, respectively during 2005.

As of December 31, 2005, the Company had outstanding securitization financing liabilities of $6.6 billion. The Securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of debt is reduced as the underlying loan collateral is paid down. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 4.76% as of December 31, 2005.

In December 2005, the Company through FBR & Co. obtained a $75 million temporary subordinated loan from a subsidiary of its clearing broker. Proceeds of this borrowing are allowable for net capital purposes and were used by the Company in connection with regulatory capital requirements to support underwriting activity. Interest on this loan accrued at an annual rate of three-month LIBOR plus 4%, or 8.37%. The loan was repaid in January 2006.

In July 2005, we entered into a $200 million, 364-day senior unsecured credit agreement with various financial institutions. This facility includes a one-year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs. There were no borrowings outstanding under this facility as of December 31, 2005.

Georgetown Funding is, a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program, and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement, and repurchase agreements we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $12 billion of mortgage-backed securities.

Arlington Funding is, a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and providing warehouse financing in the form of reverse repurchase agreements to mortgage originators with which we have a relationship. We serve as administrator for Arlington Funding’s commercial paper program and provide collateral as well as guarantees for commercial paper issuances. Through these arrangements we are the primary beneficiary of Arlington Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5 billion.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans and certain of its mortgage-backed securities. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.60% to 1.50% based on the nature of the mortgage collateral.

Our mortgage financing repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our mortgage financing repurchase agreements include financial covenants, with which the failure to comply would represent an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of default for failures to qualify as a REIT, events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter a surge in interest rates, prepayments, or delinquency levels, margin calls on our repurchase agreements could result in a manner that could cause an adverse change in our liquidity position.

The following table provides information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities (dollars in thousands).

	December 31, 2005			December 31, 2004
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Outstanding balance	$6,996,950	$1,653,599	$1,045,020	$7,294,949	$3,467,569	$—
Weighted-average rate	4.37%	4.39%	5.16%	2.38%	2.34%	—
Weighted-average term to maturity (1)	19.9 days	18.4 days	NA	28.3 days	39.8 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of December 31, 2005, liquid assets consisted primarily of cash and cash equivalents of $238.6 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $8.0 billion in MBS, $7.8 billion in non-conforming mortgage loans, $333.1 million in long-term investments, $1.0 billion in trading securities, a receivable due from servicer of $129.7 million, and a receivable due from our clearing broker of $71.1 million at December 31, 2005.

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner and our investment in RNR II (QP), LP and RNR II (FBR Employers), LP (partnerships we do not manage). Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

As of December 31, 2005, our mortgage-backed securities portfolio was comprised primarily of agency-backed ARM and Hybrid ARM securities. Excluding principal receivable, which totaled $57.2 million, the total par and fair value of the portfolio was $8.0 billion. As of December 31, 2005, the weighted average coupon of the portfolio was 4.04%. Our portfolio of non-conforming mortgage loans held for investment is also comprised substantially of Hybrid ARMs. As of December 31, 2005, the principal balance of the mortgage loan portfolio was $6.7 billion and the weighted average coupon was 7.27%.

The actual yield on the MBS and the mortgage portfolio is affected by the price paid to acquire or the deferred net costs incurred to originate the investment. Our cost basis in MBS and mortgage loans is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. Based on our December, 2005 decision to reposition the MBS portfolio and the resulting writedown of the securities to fair value as of December 31, 2005, the MBS portfolio had a discount of $77.5 million (0.97%) as of year end. The mortgage portfolio had net premium of $150 million (2.24% of the unpaid principal balance or par value), including deferred net origination costs and purchase loan price adjustments associated with the acquisition of First NLC.

Net unrealized gains related to our merchant banking investments that are included in accumulated other comprehensive loss in our balance sheet totaled $1.8 million, as of December 31, 2005. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. (NASD). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of December 31, 2005, FBR & Co. had total regulatory net capital of $128.4 million, which exceeded its required net capital of $8.4 million by $120 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

During 2005, we declared dividends as specified in the following table.

Declaration Date	Record Date	Payment Date	Dividends Per Share
December 7, 2005	December 31, 2005	January 31, 2006	$0.20
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (1)	$970	$970	$970	$970	$970	$319,836	$324,686
Minimum rental and other contractual commitments	18,790	20,747	20,453	13,966	13,319	45,261	132,536
Securitization financing on loans held for investment (2)	—	—	—	—	—	6,654,187	6,654,187
Capital commitments (3)	—	—	—	—	—	—	—

Total Contractual Obligations	$19,760	$21,717	$21,423	$14,936	$14,289	$7,019,284	$7,111,409

Notes

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. Based on the 3-month LIBOR of 4.07% as of December 31, 2005, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317.5 million of long-term debt securities would be approximately $21.3 million for the year ending December 31, 2006. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior due to borrower prepayments and/or possible clean-up calls.
(3)	The table above excludes $6.7 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This commitment was $7.7 million at December 31, 2004. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called.

The Company also has short term commercial paper and repurchase agreement liabilities of $7.0 billion and $2.7 billion, respectively as of December 31, 2005. See Note 7 for further information.

As of December 31, 2005, the Company had made interest rate lock agreements with mortgage borrowers and commitments to sell mortgage loans of $225 million and $281 million, respectively.

Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our investments in mortgage-backed securities and equity investments. Except for trading securities held by FBR & Co., none of these investments is held for trading purposes.

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is primarily subject to interest-rate risk as a result of its principal investment and mortgage banking activities. It is also subject to interest-rate risk in its mortgage trading activities, but the level of interest-rate risk in the trading business is low because substantially all of the interest-rate risk on mortgage trading positions is hedged. Through its principal investment and mortgage banking activities, the Company invests in mortgage-backed securities and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparties to the Company’s derivative agreements at December 31, 2005 are U.S. financial institutions.

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

The Company records its derivatives at fair value. The differential between amounts paid and received for derivative instruments designated as hedges is recorded as an adjustment to interest expense. In addition, the Company records the ineffectiveness of its hedges, if any, in interest expense. In general (i.e., presuming the hedged risk is still probable of occurring), in the event of early termination of these derivatives, the Company receives or makes a payment based on the fair value of the instrument, and the related deferred gain or loss recorded in other comprehensive income is amortized into income or expense over the original hedge period.

The table that follows shows the expected change in fair value for the Company’s current mortgage-backed securities, mortgage loans, and derivatives related to the Company’s principal investment and mortgage banking activities under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at December 31, 2005.” Actual results could differ significantly from these estimates. The estimated change in value of the mortgages loans and mortgage-backed securities reflects an effective duration of 1.80 and 1.19, respectively. The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the mortgage-backed securities, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at December 31, 2005	Value at December 31, 2005 with 100 basis point increase in interest rates	Percent Change	Value at December 31, 2005 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$8,017,138	$7,900,889	(1.45)%	$8,091,697	0.93%
Mortgage loans	7,805,073	7,613,068	(2.46)%	7,894,050	1.14%
Derivative assets	70,636	149,541	111.71%	(8,271)	(111.71)%
Reverse repurchase agreements	283,824	283,824		283,824
Other	2,259,119	2,259,119		2,259,119

Total Assets	$18,435,790	$18,206,441	(1.24)%	$18,520,419	0.46%

Liabilities
Repurchase agreements and commercial paper	$9,695,569	$9,695,569		$9,695,569
Securitization financing	6,642,198	6,642,198		6,642,198
Derivative liabilities	31,952	9,933	(68.91)%	(53,910)	(268.72)%
Other	761,901	761,901		761,901

Total Liabilities	17,131,620	17,109,601	(0.13)%	17,045,758	(0.50)%
Shareholders’ Equity	1,304,170	1,096,840	(15.90)%	1,474,661	13.07%

Total Liabilities and Shareholders’ Equity	$18,435,790	$18,206,441	(1.24)%	$18,520,419	0.46%

Book Value per Share	$7.66	$6.44	(15.90)%	$8.66	13.07%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of December, 2005 (dollars in thousands, except per share amounts).

	Value at December 31, 2005	Value of Equity at December 31, 2005 with 10% Increase in Price	Percent Change	Value of Equity at December 31, 2005 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$277,979	$305,777	10.00%	$250,181	(10.00)%
Equity method investments	41,977	46,175	10.00%	37,779	(10.00)%
Investment securities-marked to market	6,810	7,491	10.00%	6,129	(10.00)%
Other long-term investments	6,301	6,301		6,301
Trading securities-equities	65,589	72,148	10.00%	59,030	(10.00)%
Other	18,037,134	18,037,134		18,037,134

Total Assets	$18,435,790	$18,475,026	0.21%	$18,396,554	(0.21%)

Liabilities	$17,131,620	$17,131,620		$17,131,620

Shareholders’ Equity
Common stock	1,729	1,729		1,729
Paid-in-capital	1,547,128	1,547,128		1,547,128
Employee stock loan receivable	(4,018)	(4,018)		(4,018)
Deferred compensation	(15,602)	(15,602)		(15,602)
Accumulated other comprehensive income	(977)	26,821	2,845.24%	(28,775)	(2,845.24)%
Retained deficit	(224,090)	(212,652)	(5.10)%	(235,528)	5.10%

Total Shareholders’ Equity	1,304,170	1,343,406	3.01%	1,264,934	(3.01)%

Total Liabilities and Shareholders’ Equity	$18,435,790	$18,475,026	0.21%	$18,396,554	(0.21)%

Book Value per Share	$7.66	$7.89	3.01%	$7.43	(3.01)%

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

Off-Balance Sheet Arrangements

Loan Sales and Securitizations

We are party to various transactions that have an off-balance sheet component. In connection with the approximately $1.4 billion of mortgage loans securitized in off balance sheet transactions during 2005, and in connection with the whole loan sales to unaffiliated third parties, our subsidiaries involved in originating or acquiring mortgage loans have made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. Generally, while neither the bondholders in the securitization transactions nor the purchasers of whole loans have recourse to us in the event that the transferred loans do not perform as expected, such parties do have recourse to us in the event of a breach of any such representations and warranties, and in the case of whole loan sales, if a borrower fails to make one or more of the first loan payments due on the loan. Specifically, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the documents evidencing the transfer of the mortgage loans and such defaulted loans. Additionally, in the context of whole loan sales, our subsidiaries are subject to premium recapture expenses. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to purchasers of previously sold loans that are repaid within a specified period subsequent to sale. From time to time, we have been required to repurchase loans that we sold.

The Company maintains a liability reserve for its repurchase agreement and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. As of December 31, 2005, this reserve balance was $12.5 million.

General Partner and Managing Member Interests

The hedge funds and other partnerships that we manage through subsidiaries as general partner or managing member had $13.3 million of liabilities as of December 31, 2005, primarily margin debt, not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

Critical Accounting Policies

The Company’s financial statements are prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP) and follow general practices within the industries in which it operates. The preparation of the Company’s financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Our significant accounting policies are presented in Note 2 to the Consolidated Financial Statements. Our most critical policies that are both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates are discussed below.

Principal Investing Segment Marketable Securities

The Company accounts for its long-term investments in mortgage-backed securities and marketable equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires that investments in debt securities be designated at the time of acquisition as “held-to-maturity,” “available-for-sale” or “trading,” and investments in equity securities be designated as either “available-for-sale” or “trading.” Nearly all of the Company’s long-term mortgage-backed securities and marketable equity securities are designated as available-for-sale and are carried at their estimated fair values with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss, a component of stockholders’ equity.

Although the Company generally intends to hold its mortgage-backed securities until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise.

The Company evaluates available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our mortgage-backed securities and our long-term investments in marketable equity securities can fluctuate significantly. In evaluating these investments for other than temporary impairment consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, which for MBS may be maturity. If it is determined that an investment impairment is other than temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings as opposed to through other comprehensive income, as other temporary changes in fair value would be.

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment is other than temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

Provision for Loan Losses

The Company maintains an allowance for loan losses on loans held for investments to cover the probable losses inherent in the portfolio. The allowance is increased by charges to operations and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based upon known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current and expected future economic conditions. Management’s loss estimates are also based upon loss severity and loss frequency rate assumptions.

Specific allowance for loan losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral. The loan loss provision reflects the consideration of these factors and the estimate of losses incurred during the period.

The provision for losses also includes net losses on real estate owned. We also accrue for liabilities associated with loans sold, which we may be requested to repurchase due to breaches or representations and warranties and early payment defaults.

We periodically evaluate the estimates used in calculating expected losses. As these estimates are influenced by factors outside of our control and as uncertainly is inherent in these estimates, it is reasonably possible that they could change. Our estimate of expected losses could increase or decrease, if our actual loss experience is different than originally estimated, or if economic factors change the value we could reasonably expect to obtain from a sale.

Our portfolio of loans held for sale is carried at the lower of cost or market. Market adjustments are provided based on the Company’s estimate of expected losses and the value the Company could reasonably expect to obtain from a sale.

Accounting for Securitization Activities

From time to time, the Company issues asset-backed securities through securitization trusts to fund a portion of the Company’s mortgage loan portfolio. Although these securitizations are structured legally as sales, the Company accounts for the securitizations as either “sales” or “financing” transaction, depending on the structure of the securitization, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The transfers of loans are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when (1) the loan has been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loan, and (3) the Company does not maintain effective control over the transferred loan through either (a) an agreement that both entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return the specific loan. For the sales securitizations, the Company derecognizes the loans transferred into the securitization and records retained financial and servicing assets or liabilities, if any, and recognizes gain or loss on sale from the transaction. For the financing securitizations, the trusts do not meet the various qualifying special purpose entity criteria under SFAS 140 and the Company has a continuing interest. Accordingly, the Company records the loans held as collateral as assets and the asset-backed securities as debt liabilities.

When the Company sells mortgage loans in securitizations, it may retain one or more retained interests in the securitization receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair value, quoted market prices are used, if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

Valuation of Private and Restricted Public Company Investments

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

Goodwill and Other Intangible Assets

We account for our intangible assets consisting of goodwill recorded as a result of the merger with FBR Asset and acquisition of First NLC (see Note 3), a broker relationship intangible recorded in connection with the First NLC acquisition, and an intangible related to acquired mutual fund management contracts (see Note 6) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the goodwill recorded is not amortized but is tested at least annually for impairment. The values of acquired management contracts and broker relationships are amortized in proportion to their expected economic benefit of 15 years and 10 years, respectively, and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

Interest Income

Interest income includes contractual interest payments adjusted for the amortization of premiums and discounts and other deferred costs in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Interest on loans from borrowers not expected to service the debt and interest on loans that are contractually past due 90 or more days is charged-off, or an allowance is established based upon management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until the borrower’s ability to make periodic interest and principal payments is adequate, in which case the loan is returned to accrual status.

Hedging Activities

In the normal course of the Company’s operations and to hedge the interest rate risk associated with its short-and long-term borrowings, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. These instruments include interest rate caps, Eurodollar futures contracts, and interest rate swaps. In general, such derivatives have qualified for hedge accounting treatment, and are accounted for as cash flow hedges. These derivatives are intended to provide income and cash flow to offset potential for reduced net interest incomes and cash flow under certain interest rate environments.

A key element to qualify for hedge accounting is the maintenance of adequate documentation of the hedging relationship and the Company’s risk management objective and strategy for undertaking the hedge. To qualify, on the date a derivative instrument agreement is entered into, the derivative and its hedging relationship are identified, designated and documented.

In accounting for such derivatives as cash flow hedges, the fair values of the Company’s derivative instruments are included on the consolidated balance sheets. Any changes in the fair value of derivative instruments are reported in accumulated other comprehensive income and reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows. Changes in the fair value of derivative instruments related to hedge ineffectiveness and activity not qualifying for hedge treatment are recorded in current period earnings.

The Company documents the relationships between hedging instruments and hedged items, as well as the Company’s risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific liabilities on the balance sheet or related exposures. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the variability of cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

When hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value, if not settled. The effective position previously recorded remains in accumulated other comprehensive income and continues to be reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows; however, changes in the fair value of an ineffective hedge subsequent to the date it was determined to be ineffective is recognized in the current period earnings.

If the hedged risk is extinguished or is not probable of occurring, the Company typically terminates any applicable hedges and recognizes any remaining related accumulated other comprehensive income balance to income or expense. However, if the Company continues to hold the derivatives, they continue to be recorded on the balance sheet at fair value with any changes being recorded to current period earnings.

Accounting for Taxes including REIT Compliance Related Matters

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140.” This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently assessing the impact and timing of adoption of the proposed guidance.

In December 2005, the FASB issued FASB Staff Position (“FSP”) SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. The guidance requires the disclosure of concentrations of loans with certain features that may increase the creditor’s exposure to risk of nonpayment or realization. These loans are often referred to as “non-traditional” loans and include features such as high loan-to-value (“LTV”) ratios, terms that permit payments smaller than the interest accruals and loans where the borrower is subject to significant payment increases over the life of the loan. The Company adopted the provisions of this guidance in the fourth quarter of 2005.

In November 2005, the FASB issued FSP SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which in conjunction with the Emerging Issues Task Force (“EITF”) 03-1 resulted in additional disclosures for securities in an unrealized loss position. The Company previously implemented the disclosure requirements of EITF 03-1 in its December 31, 2003 Consolidated Financial Statements. See Note 4 for additional information.

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective immediately for all new limited partnership agreements and any limited partnership agreements that are modified. The guidance is effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005 and may be reported as either a cumulative effect of a change in accounting principle or via retroactive restatement. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements.

In December 2004 the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). We must adopt SFAS 123R in the first quarter of 2006. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands certain guidance in SFAS 123, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method we expect to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. Based on the Company’s current stock compensation activities, we do not expect adoption to have a material effect on our results of operations, financial condition or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 65.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a subsequent section of this report. See Index to Consolidated Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, our company carried out an evaluation, under the supervision and with the participation of our company’s management, including our company’s principal executive officer, Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon that evaluation, Eric F. Billings and Kurt R. Harrington concluded that our company’s disclosure controls and procedures as of December 31, 2005 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report appearing on page F-2, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

There has been no change in our company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM	9B. OTHER INFORMATION

On March 15, 2006 the Board of Directors, upon the recommendation of the Compensation Committee, approved the establishment of a bonus pool (the “ Executive Bonus Pool”) under the Key Employee Incentive Plan, from which bonuses to Eric F. Billings, Chairman and Chief Executive Officer, James R. Tonkel, President and Head of Investment Banking, Richard J. Hendrix, President and Chief Operating Officer, Kurt R. Harrington, Chief Financial Officer, and William J. Ginivan, Chief Legal Officer, will be paid for 2006.

The criterion for the 2006 Executive Bonus Pool is the Company’s profitability, defined as pre-tax net income, before deducting the Executive Bonus Pool. The Executive Bonus Pool was set at 8% of the Company’s 2006 profitability. Individual bonuses for these five Executive Officers will be a percentage of the Executive Bonus Pool. In addition to their participation in the Executive Bonus Pool, Mr. Tonkel’s bonus will include 3% of the profitability of the Investment Banking unit of Friedman, Billings, Ramsey & Co., Inc. and Mr. Hendrix’s bonus will include 1% of the profitability of the principal investment activity of the Company. The bonuses will be paid through a combination of cash and restricted stock to be determined by the Compensation Committee pursuant to the Executive Bonus Poll criterion.

In addition, as recommended by the Compensation Committee, the Board of Directors approved 2006 salary increases for Mr. Tonkel and Mr. Hendrix to $750,000 each. The independent directors of the Board approved a 2006 salary increase for Mr. Billings to $960,000, as recommended by the Compensation Committee.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on our directors and executive officers is incorporated by reference from our annual proxy statement (under the heading “Proposal 1: Election of Directors”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about June 8, 2006.

Because our Class A common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of August 17, 2005. In addition, we have filed, as exhibits to the Annual Report on Form 10-K, the certifications of our principal executive officer and our principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from our annual proxy statement (under the heading “Executive Compensation”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about June 8, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from our annual proxy statement (under the heading “Security Ownership of Certain Beneficial Owners and Management”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about June 8, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from our annual proxy statement (under the heading “Certain Relationships and Related Transactions”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about June 8, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is incorporated by reference from our annual proxy statement (under the heading “Principal Accounting Fees and Services”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about June 8, 2006

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements. The Friedman Billings Ramsey Group, Inc. consolidated financial statements for the year ended December 31, 2005, filed as part of this Form 10-K, are incorporated by reference into this Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)

•	Consolidated Balance Sheets – Years ended 2005 and 2004 (page F-4)

•	Consolidated Statements of Operations – Years ended 2005, 2004 and 2003 (page F-5)

•	Consolidated Statements of Changes in Shareholder’s Equity – Years ended 2005, 2004 and 2003 (page F-6)

•	Consolidated Statements of Cash Flows – Years ended 2005, 2004 and 2003 (page F-7)

•	Notes to Consolidated Financial Statements (page F-8)

2. Financial Statement Schedules. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

3. Exhibits

The exhibit identified with (1) below is on file with the SEC as part of the Registration Statement on Form S-4, as amended, No. 333-10173, and is incorporated herein by reference.

The exhibits identified with (2) below are on file with the SEC as part of our Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference.

The exhibit identified with (3) below is on file with the SEC as part of our 1998 annual Report on Form 10-K and is incorporated herein by reference.

The exhibit identified with (4) below is on file with the SEC as part of our 1999 annual report on Form 10-K and is incorporated by reference.

The exhibit identified with (5) below is on file with SEC as part of our 2003 annual report on Form 10-K and is incorporated herein by reference.

The exhibit identified with (5) below is on file with the SEC as part of our 2001 annual report on Form 10-K and is incorporated by reference.

The exhibit identified with (6) below is on file with the SEC as part of our 2005 annual report on Form 10-K and is incorporated by reference.

Exhibit Number	Exhibit Title

2.01(1)	Agreement and Plan of Merger dated as of November 14, 2002, by and among Friedman Billings Ramsey Group, Inc., FBR Asset Investment Corporation and Forest Merger Corporation.

3.01(2)	Registrant’s Articles of Incorporation.

3.02(2)	Registrant’s Bylaws.

4.01(2)	Form of Specimen Certificate for Registrant’s Class A Common Stock.

10.01(3)	Revolving Subordinated Loan Agreement between Friedman, Billings, Ramsey & Co., Inc. and Custodial Trust Company, dated August 4, 1998.

Exhibit Number	Exhibit Title

10.02(2)	The 1997 Employee Stock Purchase Plan.

10.03(4)	FBR Stock and Annual Incentive Plan.

10.04(2)	The Non-Employee Director Stock Compensation Plan.

10.05(2)	The Key Employee Incentive Plan.

10.06(5)	Agreement between Friedman Billings Ramsey Group, Inc., FBR Capital Management, Inc., Orkney Holdings, Inc., Friedman, Billings, Ramsey Investment Management, Inc. and Chevy Chase Bank, F.S.B.

10.07	Summary of 2005 Compensation of Named Executive Officers (included in Current Report on Form 8-K filed with the SEC on July 27, 2005 and in Current Report on Form 8-K filed with the SEC on February 14, 2006, which is incorporated by reference).

10.08(6)	Securities Purchase Agreement, dated as of January 10, 2005, by and among Friedman, Billings, Ramsey Group, Inc., FNLC Financial Services, Inc., NLC Financial Services, LLC, Neal S. Henschel, Jeffrey M. Henschel, Benjamin Henschel, Andrew Henschel and Sun Mortgage Partners, L.P.

10.09	Credit agreement dated, dated as of July 21, 2005, among Friedman, Billings, Ramsey Group, Inc. and JP Morgan Chase Bank N.A., as Administrative Agent, J.P. Morgan Securities Inc. as sole lead manager and sole book runner, and Bank of America, N.A. and Calyon New York Branch, as Syndication Agent (included in Current Report on Form 8-K filed with the SEC on July 25, 2005, which is incorporated by reference).

11.01	Computation of Per Share Earnings (See Part II, Item 8 and Note 2 to the Registrant’s Consolidated Financial Statements (page F-17)) (omitted pursuant to Item 601(a)(ii) of Regulation S-K).

12.01	Computation of Ratio of Earnings to Fixed Charges.

21.01	List of Subsidiaries of the Registrant.

23.01	Consent of PricewaterhouseCoopers LLP.

31.01	Section 302 Certification of Chief Executive Officer.

31.02	Section 302 Certification of Chief Financial Officer.

32.01	Section 906 Certification of Chief Executive Officer.

32.02	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the, thereunto duly authorized.

FRIEDMAN BILLINGS RAMSEY GROUP, INC.

By:	/S/ ERIC F. BILLINGS
Eric F. Billings
Chief Executive Officer
March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ERIC F. BILLINGS Eric F. Billings	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/S/ KURT R. HARRINGTON Kurt R. Harrington	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/S/ ROBERT J. KIERNAN Robert J. Kiernan	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2006

/S/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 16, 2006

/S/ PETER A. GALLAGHER Peter A. Gallagher	Director	March 16, 2006

/S/ STEPHEN D. HARLAN Stephen D. Harlan	Director	March 16, 2006

/S/ RUSSELL C. LINDNER Russell C. Lindner	Director	March 16, 2006

/S/ W. RUSSELL RAMSEY W. Russell Ramsey	Director	March 16, 2006

/S/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	March 16, 2006

/S/ JOHN T. WALL John T. Wall	Director	March 16, 2006

FINANCIAL STATEMENTS OF FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

Index to Friedman, Billings Ramsey Group, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Friedman, Billings, Ramsey Group, Inc.:

We have completed integrated audits of Friedman, Billings, Ramsey Group, Inc.’s (the “Company”) 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Baltimore, Maryland

March 15, 2006

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$238,615	$224,371
Restricted cash	6,101	7,156
Receivables:
Due from servicer	129,578	—
Interest	83,614	46,324
Other	46,327	28,556
Investments:
Mortgage-backed securities, at fair value	8,002,561	11,726,689
Loans held for investment, net	6,841,266	—
Loans held for sale, net	963,807	—
Long-term investments	333,067	441,499
Reverse repurchase agreements	283,824	183,375
Trading securities, at fair value	1,032,638	7,744
Residual interest in securitization, at fair value	14,577	—
Due from clearing broker	71,065	95,247
Derivative assets, at fair value	70,636	8,098
Goodwill	162,765	108,013
Management contract intangible	26,485	14,404
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $24,295 and 22,889 respectively	46,382	18,733
Prepaid expenses and other assets	82,482	18,079

Total assets	$18,435,790	$12,928,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$150,547	$17,176
Commercial paper	6,996,950	7,294,949
Repurchase agreements	2,698,619	3,467,569
Securities purchased	—	144,430
Derivative liabilities, at fair value	31,952	613
Dividends payable	34,588	65,870
Interest payable	12,039	5,894
Accrued compensation and benefits	82,465	131,218
Accounts payable, accrued expenses and other liabilities	82,576	93,675
Temporary subordinated loan payable	75,000	—
Securitization financing for loans held for investment, net	6,642,198	—
Long-term debt	324,686	128,370

Total liabilities	17,131,620	11,349,764

Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 159,373,483 and 143,967,205 shares issued, respectively	1,594	1,440
Class B Common Stock $0.01 par value, 100,000,000 shares authorized, 13,480,249 and 24,929,599 shares issued and outstanding, respectively	135	249
Additional paid-in capital	1,547,128	1,483,640
Employee stock loan receivable including accrued interest (551,342 and 711,343 shares, respectively)	(4,018)	(4,890)
Deferred compensation	(15,602)	(16,863)
Accumulated other comprehensive loss, net of taxes	(977)	(38,162)
Accumulated (deficit) retained earnings	(224,090)	153,110

Total shareholders’ equity	1,304,170	1,578,524

Total liabilities and shareholders’ equity	$18,435,790	$12,928,288

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Investment banking:
Capital raising	$356,753	$398,183	$246,567
Advisory	17,759	30,115	14,815
Institutional brokerage:
Principal transactions	17,950	20,444	23,965
Agency commissions	82,778	89,650	50,178
Mortgage trading interest	30,859	—	—
Mortgage trading net investment loss	(3,820)	—	—
Asset management:
Base management fees	30,348	28,307	24,782
Incentive allocations and fees	1,929	10,940	13,959
Principal investment:
Interest	549,832	350,691	168,393
Net investment (loss) income	(239,754)	101,973	70,619
Dividends	36,622	14,644	4,078
Mortgage Banking:
Interest	87,958	—	—
Net investment income	13,741	—	—
Other	12,351	7,155	11,169

Total revenues	995,306	1,052,102	628,525
Interest expense	546,313	164,156	68,995
Provision for loan losses	14,291	—	—

Revenues, net of interest expense and provision for loan losses	434,702	887,946	559,530

Non-Interest Expenses:
Compensation and benefits	331,492	323,524	226,389
Professional services	66,550	50,467	21,628
Business development	46,648	44,955	21,416
Clearing and brokerage fees	8,882	9,123	7,014
Occupancy and equipment	34,044	14,458	9,585
Communications	20,634	13,959	10,574
Other operating expenses	70,679	22,740	16,919

Total non-interest expenses	578,929	479,226	313,525

Net (loss) income before taxes	(144,227)	408,720	246,005
Income tax provision	26,683	59,161	44,591

Net (loss) income	$(170,910)	$349,559	$201,414

Basic (loss) earnings per share	$(1.01)	$2.09	$1.68

Diluted (loss) earnings per share	$(1.01)	$2.07	$1.63

Dividends declared per share	$1.22	$1.53	$1.36

Basic weighted average shares outstanding	169,333,013	167,099,326	119,801,542

Diluted weighted average shares outstanding	169,333,013	168,489,578	123,307,012

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumulated Other Comprehensive Income (Loss)	Retained Earnings Accumulated (Deficit)	Total	Compre- hensive Income
Balances, December 31, 2002	24,480,092	$245	25,975,449	$260	$211,724	$(24,182)	$—	$4,345	$52,773	$245,165

Net Income	—	—	—	—	—	—	—	—	201,414	201,414	$201,414
Repurchase of Class A Shares	(976,600)	(10)	—	—	(8,173)	—	—	—	—	(8,183)	—
Conversion of Class B shares to Class A shares	103,350	1	(103,350)	(1)	—	—	—	—	—	—	—
Issuance of Class A common stock	117,414,478	1,174	—	—	1,238,137	—	(2,203)	—	—	1,237,108	—
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	17,445	—	—	—	17,445	—
Interest on employee stock purchase and loan plan	—	—	—	—	1,540	(1,540)	—	—	—	—	—
Other Comprehensive Income:
Change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $671)	—	—	—	—	—	—	—	55,045	—	55,045	55,045
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	1,115	—	1,115	1,115

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$257,574

Dividends	—	—	—	—	—	—	—	—	(194,770)	(194,770)

Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

Net Income	—	—	—	—	—	—	—	—	349,559	349,559	$349,559
Conversion of Class B shares to Class A shares	942,500	10	(942,500)	(10)	—	—	—	—	—	—	—
Issuance of Class A common stock	2,003,385	20	—	—	40,003	—	(14,660)	—	—	25,363	—
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	3,796	—	—	—	3,796	—
Interest on employee stock purchase and loan plan	—	—	—	—	409	(409)	—	—	—	—	—
Other Comprehensive Income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $1,978)	—	—	—	—	—	—	—	(76,392)	—	(76,392)	(76,392)
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(22,275)	—	(22,275)	(22,275)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$250,892

Dividends	—	—	—	—	—	—	—	—	(255,866)	(255,866)

Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

Net Income	—	—	—	—	—	—	—	—	(170,910)	(170,910)	$(170,910)
Conversion of Class B shares to Class A shares	11,449,350	114	(11,449,350)	(114)	—	—	—	—	—	—
Issuance of Class A common stock	3,956,928	40	—	—	63,211	—	1,261	—	—	64,512	—
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	1,149	—	—	—	1,149	—
Interest on employee stock purchase and loan plan	—	—	—	—	277	(277)	—	—	—	—	—
Other Comprehensive Income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $395)	—	—	—	—	—	—	—	39,481	—	39,481	39,481
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(2,296)	—	(2,296)	(2,296)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$(133,725)

Dividends	—	—	—	—	—	—	—	—	(206,290)	(206,290)

Balances, December 31, 2005	159,373,483	$1,594	13,480,249	$135	$1,547,128	$(4,018)	$(15,602)	$(977)	$(224,090)	$1,304,170

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(170,910)	$349,559	$201,414
Non-cash items included in earnings—
Unrealized and realized losses (gains) from investments	256,706	(107,152)	(58,923)
Premium amortization on mortgage-backed securities and loans held for investment	85,456	78,777	82,189
Derivative contracts marked-to-market	(5,127)	(1,910)	(9,679)
Depreciation and amortization	14,163	5,765	4,655
Income tax provision-deferred	(8,212)	(6,689)	7,508
Loan provisions	33,202	—	—
Other	(6,116)	192	153
Changes in operating assets:
Restricted cash	1,055	(7,156)	—
Receivables-
Due from servicer	(128,745)	—	—
Interest receivable	(33,770)	(1,650)	(14,467)
Other	(22,756)	(5,935)	6,771
Due from clearing broker	24,182	(5,307)	(46,794)
Origination and purchases of loans held for sale, net of fees	(5,020,507)	—	—
Cost basis on sale and principal repayments of loans held for sale	4,451,045	—	—
Marketable and trading securities	(1,024,894)	(2,812)	3,366
Prepaid expenses and other assets	10,710	(10,700)	(18,738)
Reverse repurchase agreements related to broker-dealer activities	(147,918)	—	—
Changes in operating liabilities:
Trading account securities sold but not yet purchased	133,371	7,651	(10,407)
Repurchase agreements related to broker-dealer activities	929,363	—	—
Accounts payable and accrued expenses	(35,527)	56,527	19,910
Accrued compensation and benefits	(31,470)	30,317	57,443

Net cash (used in) provided by operating activities	(696,699)	379,477	224,401

Cash flows from investing activities:
Purchases of mortgage-backed securities	(1,971,957)	(7,574,376)	(11,740,200)
Proceeds from sales of mortgage-backed securities	1,394,261	2,212,817	2,529,847
Receipt of principal payments on mortgage-backed securities	3,965,138	4,212,133	3,230,864
Proceeds (purchases) of reverse repurchase agreements, net	47,469	(183,375)	—
Purchases of long-term investments	(72,145)	(208,464)	(95,659)
Proceeds from sales of long-term investments	94,602	190,111	56,426
Purchases and originations of loans held for investment	(7,646,625)	—	—
Receipt of principal repayments from loans held for investment	751,506	—	—
Proceeds from sale of loans held for investment	99,159	—	—
Purchases of fixed assets	(32,025)	(15,860)	(6,044)
Proceeds from disposals of fixed assets	—	22	5,114
FBR Asset cash acquired	—	—	11,258
Purchase of First NLC Financial Services, LLC, net of cash	(64,912)	—	—
Bank loans, net of allowances	—	—	15,052

Net cash used in investing activities	(3,435,529)	(1,366,992)	(5,993,342)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	195,000	72,500	50,000
Repayments of long-term debt	(970)	—	(1,940)
(Repayments of) proceeds from repurchase agreements, net	(2,181,478)	(1,628,107)	1,046,578
(Repayments of) proceeds from commercial paper, net	(297,999)	2,901,984	4,397,993
Repayments of short-term borrowings	(200,000)	—	(9,618)
Proceeds from short-term borrowings	275,000	—	—
Dividends paid	(237,333)	(249,731)	(138,026)
Proceeds from issuance of common stock	5,632	18,756	470,128
Proceeds from securitization financing, net	7,140,458	—	—
Repayments of securitization financing	(512,376)	—	—
Payments for purchases of derivatives with financing element	(62,371)	—	—
Proceeds from the issuance of derivatives with financing element	21,760	—	—
Proceeds from repayment of employee stock loan receivable	1,149	3,796	15,905
Repurchase of Class A common stock	—	—	(8,183)
Net decrease in bank deposits	—	—	(51,215)

Net cash provided by financing activities	4,146,472	1,119,198	5,771,622

Net increase in cash and cash equivalents	14,244	131,683	2,681
Cash and cash equivalents, beginning of year	224,371	92,688	90,007

Cash and cash equivalents, end of year	$238,615	$224,371	$92,688

Supplemental Cash Flow Information:
Cash payments for interest	$543,185	$148,391	$62,806
Cash payments for taxes	$50,622	$64,722	$28,271

Note: See Note 15 for supplemental cash flow information, non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

On March 31, 2003, Friedman, Billings, Ramsey Group, Inc., a Virginia Corporation (the Company or FBR Group) merged with FBR Asset Investment Corporation (FBR Asset). The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Upon completion of the merger, the parent Company, FBR Group, elected Real Estate Investment Trust (REIT) status for U.S. federal income tax purposes. Also upon completion of the merger, the Company created FBR TRS Holdings, Inc. (FBR TRS Holdings), a taxable REIT subsidiary holding Company, under which the Company conducts its investment banking, institutional brokerage, asset management and mortgage banking business in taxable REIT subsidiaries.

The Company conducts its mortgage-backed securities (MBS) and merchant banking investment business at the parent company REIT level. Through its qualified REIT subsidiary, MHC I, Inc. (MHC), a wholly owned subsidiary of FBR Group, the Company invests in non-conforming mortgage loans.

FBR TRS Holdings, a Virginia corporation, is a holding Company of which the principal operating subsidiaries are Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), FBR Investment Services, Inc. (FBRIS), Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM), FBR Fund Advisers, Inc. (FBRFA), Money Management Advisors, Inc. (MMA), FBR National Trust Company (FBR Bank) and FNLC Financial Services, Inc. (FNLC).

FBR & Co. and FBRIS are registered broker-dealers and members of the National Association of Securities Dealers, Inc. They act as introducing brokers and forward all transactions to clearing brokers on a fully disclosed basis. FBR & Co. and FBRIS do not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBR & Co.’s capital raising and advisory activities were concentrated primarily on financial services, real estate, energy, healthcare and technology companies.

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

In December 2004, FBR formed FNLC to assist in the acquisition of First NLC Financial Services, LLC (First NLC). In February 2005, the Company consummated the acquisition of First NLC (see Note 3). First NLC originates, acquires, underwrites and funds non-conforming mortgage loans secured primarily by single-family residences, then sells those loans to institutional loan purchasers or to MHC for retention in the Company’s mortgage loan portfolio.

Nature of Operations

The Company’s principal business activities, including investing as principal in MBS, non-conforming mortgage loans and merchant banking opportunities, capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments, mortgage banking, and venture capital and other asset management services, are all linked to the capital markets.

With the acquisition of First NLC and the formation of MHC, the Company’s real-estate related investment portfolio includes non-conforming mortgage loans. The Company originates, acquires, finances, securitizes, and

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sells non-conforming mortgage loans. Non-conforming mortgage loans include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac or Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds conforming underwriting guidelines. The Company finances these investments through warehouse repurchase agreements and issuance of long-term asset-backed securities.

The Company invests in MBS and mortgage loans that, together with the Company’s other real estate-related assets represent qualifying REIT assets under the U.S. federal tax code. The portfolio of residential mortgage-backed assets is managed to provide a high risk-adjusted return on capital. The Company principally invests in adjustable-rate MBS of varying initial fixed periods in order to maintain a low effective duration. The Company finances these investments primarily by entering into repurchase agreements with broker dealers and through Georgetown Funding, LLC, an asset-backed commercial paper program that it administers. The Company also invests in merchant banking opportunities, including equity securities, mezzanine debt and senior loans.

The Company constantly evaluates the rates of return that can be achieved in each investment category in which it participates. Since the merger, MBS investments have provided higher relative rates of return than most other investment opportunities we have evaluated. Consequently, during this time the Company has maintained a high allocation of assets and capital in this sector. However, due to the continuation of short-term rate increases by the Federal Reserve Board and the associated flattening of the yield curve, both of which have created a negative spread in the MBS portfolio, the Company determined to reposition the MBS portfolio in the fourth quarter of 2005.

The Company intends to continue to evaluate investment opportunities against the returns available in each of its investment alternatives and endeavor to allocate assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy will cause the Company to have different allocations of capital in different environments.

In addition, the Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the financial services, real estate, technology, energy, healthcare, consumer and diversified industries sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in the Company’s areas of focus.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue base by increasing the segments of its business that offer a recurring and more predictable source of revenue.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2005 and 2004, investment banking revenue accounted for 86.2% and 48.2%, respectively, of the Company’s net revenue.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of December 31, 2005, approximately 34%, 13%, 7% and 7% of the properties were located in California, Florida, New York, and Illinois, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as well as variable interest entities where the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51” (FIN 46R). All significant intercompany accounts and transactions have been eliminated in consolidation. See also Securities and Principal Investments below for a discussion of the investments in entities for which the Company uses the equity and cost methods of accounting. Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current year’s presentation.

Use of Estimates

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2005 and 2004, approximately 61% and 89%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other government securities backed by the U.S. government.

Restricted Cash

Restricted cash includes amounts required to be held as collateral for certain commercial paper arrangements and cash held in escrow for borrowers related to the origination of mortgage loans. The cash held

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in escrow for borrowers are used to pay taxes and insurance premiums on behalf of the borrowers pending sale of the related loans.

Mortgage Loans and Securitizations

Mortgage loans originated by First NLC and other purchased loans classified as held for sale are carried at the lower of cost or market value. The Company determines market value based upon either current investor yield commitments and/or requirements on the aggregate basis, or in the absence of such, current investor commitments and/or requirements for loans of similar terms and credit quality.

Mortgage loans purchased by MHC from third parties and the loans acquired by it from First NLC are classified as held for investment and carried at amortized cost basis. Loan sales from First NLC to MHC are recorded at fair value on the transfer date with intercompany gains or losses eliminated in consolidation.

The cost basis of mortgage loans includes premium paid or discount on loans purchased and direct loan origination costs (net of loan fees collected from borrowers) on loans originated by the Company and other deferred loan costs.

From time to time, the Company issues asset-backed securities through securitization trusts to fund a portion of the Company’s mortgage loan portfolio. Although these securitizations are structured legally as sales, the Company accounts for the securitizations as either “sales” or “financing” transaction, depending on the structure of the securitization, in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The transfers of loans are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when (1) the loan has been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loan, and (3) the Company does not maintain effective control over the transferred loan through either (a) an agreement that both entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return the specific loan. For the sales securitizations, the Company derecognizes the loans transferred into the securitization and records retained financial and servicing assets or liabilities, if any and recognizes gain or loss on sale from the transaction. For the financing securitizations, the trusts do not meet the various qualifying special purpose entity criteria under SFAS 140 and the Company has a continuing interest. Accordingly, the Company records the loans held as collateral as assets and the asset-backed securities as debt liabilities.

When the Company sells mortgage loans in securitizations, it may retain one or more retained interests in the securitization receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Fair value is determined based on quoted market prices, if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

Provision for Loan Losses

The Company maintains an allowance for loan losses on loans held for investment to cover the probable losses inherent in the portfolio. The allowance is increased by charges to operations and decreased by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based upon known

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current and expected future economic conditions. Management’s loss estimates are also based upon loss severity and loss frequency rate assumptions.

Specific allowance for loan losses are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price or the estimated fair value of the underlying collateral.

The provision for losses also includes net losses on real estate owned. The Company also accrues for liabilities associated with loans sold, which the Company may be requested to repurchase due to breaches of representations and warranties and early payment defaults.

The Company periodically evaluates the estimates used in calculating expected losses. As these estimates are influenced by factors outside of its control and as uncertainty is inherent in these estimates, it is reasonably possible that they could change. The estimate of expected losses could increase or decrease, if our actual loss experience is different than originally estimated, or if economic factors change the value the Company could reasonably expect to obtain from a sale.

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

Long-term investments in marketable equity securities and MBS are held in non-broker-dealer entities and are classified as either available-for-sale or trading investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the statements of operations.

Although the Company generally intends to hold its mortgage-backed securities until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise.

Investments in proprietary investment funds including hedge, private equity and venture funds, in which FBR is the general partner or has a significant limited partner interest, managing member or manager, and the Company’s investment in FBR Asset prior to the merger in 2003, are accounted for under the equity method and the Company’s proportionate share of income or loss (income allocation) is reflected in net investment income in the statements of operations.

Trading securities owned by the Company’s broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. The resulting realized and unrealized gains and losses are reflected in principal transactions in the statements of operations.

Realized gains and losses on sales of non-mortgage-backed securities are determined using the specific identification method. Realized gains and losses on mortgage-backed securities transactions are determined

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on average cost. Declines in the value of available-for-sale investments below the Company’s cost basis that are determined to be other than temporary are reclassified from accumulated other comprehensive income/loss and included in net investment income/loss in the statements of operations.

Substantially all financial instruments used in the Company’s trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. The fair value of the Company’s mortgage-backed securities is based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market transaction. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management.

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

Hedging Activities

In the normal course of the Company’s operations and to hedge the interest rate risk associated with its short- and long-term borrowings, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. These instruments include interest rate caps, Eurodollar futures contracts, and interest rate swaps. In general, such derivatives have qualified for hedge accounting treatment, and are accounted for as cash flow hedges. These derivatives are intended to provide income and cash flow to offset the potential for reduced net interest incomes and cash flow under certain interest rate environments.

A key element to qualify for hedge accounting is the maintenance of adequate documentation of the hedging relationship and the Company’s risk management objective and strategy for undertaking the hedge. To qualify, on the date a derivative instrument agreement is entered into, the derivative and its hedging relationship are identified, designated and documented.

In accounting for such derivatives as cash flow hedges, the fair values of the Company’s derivative instruments are included on the consolidated balance sheets. Any changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income and reclassified to earning in the periods in which the earnings are affected by the hedged cash flows. Changes in the fair value of the derivative instruments related to hedge ineffectiveness and activity not qualifying for hedge treatment are recorded in current period earnings.

The Company documents the relationships between hedging instruments and hedged items, as well as the Company’s risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific liabilities on the balance sheet or related exposures. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in the variability of cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value, if not settled. The effective position previously recorded remains in accumulated other comprehensive income and continues to be reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows; however, changes in the fair value of an ineffective hedge subsequent to the date it was determined to be ineffective are recognized in the current period earnings.

If the hedged risk is extinguished or is not probable of occurring, the Company typically terminates any applicable hedges and recognizes any remaining related accumulated other comprehensive income balance to income or expense. However, if the Company continues to hold the derivatives, they continue to be recorded on the balance sheet at fair value with any changes being recorded to current period earnings.

Intangible Assets

The Company accounts for its intangible assets consisting of goodwill recorded as a result of the merger with FBR Asset and acquisition of First NLC (see Note 3), acquired mutual fund management contracts and broker relationships acquired in connection with the First NLC acquisition (see Note 3) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the goodwill recorded is not amortized but is tested at least annually for impairment. The values of acquired management contracts and broker relationships are amortized in proportion to their expected economic benefit of 15 years and 10 years, respectively, and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

Furniture, Equipment, Software and Leasehold Improvements

Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of three to fifteen years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful lives of three to five years.

Investment Banking Revenues

Capital raising revenues represent fees earned from private placements and from public offerings of securities in which the Company acts as underwriter. These revenues are comprised of selling concessions, underwriting fees, and management fees. Advisory revenues represent fees earned from mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Capital raising revenues are recorded as revenue at the time the underwriting or private placement is completed. Advisory fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are recognized as revenue over the service period.

Institutional Brokerage Agency and Principal Revenues

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

Asset Management Revenues

The Company records two types of asset management revenue:

(1) Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment funds, mutual funds, and for the period prior to the merger in 2003 FBR

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset, based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s statements of operations.

(2) The Company also receives incentive income based upon the operating results of the funds, and for the period prior to the merger in 2003 FBR Asset. Incentive income represents a share of the gains in the investment, and is recorded in incentive allocations and fees in the statements of operations. The Company recognizes incentive income from the funds based on what would be due to the Company if the fund terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. The Company may therefore reverse previously recorded incentive allocation in future periods.

Interest Income

Interest income includes contractual interest payments adjusted for the amortization of premiums and discounts and other deferred costs in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Directs Costs of Leasing.” Interest on loans from borrowers not expected to service the debt and interest on loans that are contractually past due 90 or more days is charged-off, or an allowance is established based upon management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until the borrower’s ability to make periodic interest and principal payments is adequate, in which case the loan is returned to accrual status.

Gain on Sale of Loans, Net

Gain on sale of loans is the difference between the sale proceeds and the net carrying amount of the loans less a provision for repurchase and premium recapture obligations and is recorded in Mortgage Banking net investment income in the statements of operations. Gain on sale of loans is recognized when the Company transfers ownership of the loan to the purchaser and the funds are collected. Loan sales are on a servicing-released basis. The Company reduces its gain on sale of loans to record liabilities (1) for loans sold which may be required to be repurchased due to breaches of representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan and (2) for premium recapture in instances where the sold loan is repaid within a specified period subsequent to sale.

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

Equity Method Investments

The Company records allocations, under the equity method of accounting, for its proportionate share of the earnings or losses of the applicable hedge and private equity funds, and for the period prior to the merger in 2003 FBR Asset. Income or loss allocations are recorded in net investment income in the Company’s statements of operations. The funds record their investments at fair value with changes in fair value reported in the funds’ earnings at each reporting date. Accordingly, capital accounts at each reporting date include all applicable allocations of the funds’ realized and unrealized gains and losses.

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

	2005	2004	2003
Net (loss) income, as reported	$(170,910)	$349,559	$201,414
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	39	115	20
Deduct: Stock-based employee compensation, net of tax effects	2,329	2,047	2,859

Pro Forma net (loss) income	$(173,200)	$347,627	$198,575

Basic (loss) earnings per share—as reported	$(1.01)	$2.09	$1.68
Basic (loss) earnings per share—pro forma	$(1.02)	$2.08	$1.66

Diluted (loss) earnings per share—as reported	$(1.01)	$2.07	$1.63
Diluted (loss) earnings per share—pro forma	$(1.02)	$2.06	$1.61

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during 2005, 2004, and 2003, respectively: dividend yield of 7.0%, 7.0%, and 13.10%, expected volatility of 57%, 57%, and 60%, risk-free interest rate of 4.0%, 3.8%, and 3.0%, and an expected life of five years for all grants. The weighted average fair value of options granted during 2005, 2004 and 2003 was $4.35, $6.47, and $3.23, respectively, per share. See Note 12 for detail total stock options outstanding.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	169,333	169,333	167,099	167,099	119,802	119,802
Stock options (in thousands)	—	—	—	1,391	—	3,505

Weighted average common and common equivalent shares outstanding	169,333	169,333	167,099	168,490	119,802	123,307

Net (loss) earnings applicable to common stock	$(170,910)	$(170,910)	$349,559	$349,559	$201,414	$201,414

(Loss) earnings per common share	$(1.01)	$(1.01)	$2.09	$2.07	$1.68	$1.63

As of December 31, 2005, 2004 and 2003, respectively, 3,740,068, 4,035,976 and 4,731,340 options to purchase shares of common stock were outstanding (each including 551,342, 711,343 and 1,290,198 shares, respectively, associated with the Employee Stock Purchase and Loan Plan that are treated as options). For the years ended December 31, 2005, 2004 and 2003, 3,188,726, 40,000 and none of outstanding options were anti-dilutive, respectively. See Note 12 for detail of total stock options outstanding.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140.” This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently assessing the impact and timing of adoption of the proposed guidance.

In December 2005, the FASB issued FASB Staff Position (“FSP”) SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” The guidance requires the disclosure of concentrations

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of loans with certain features that may increase the creditor’s exposure to risk of nonpayment or realization. These loans are often referred to as “non-traditional” loans and include features such as high loan-to-value (“LTV”) ratios, terms that permit payments smaller than the interest accruals and loans where the borrower is subject to significant payment increases over the life of the loan. The Company adopted the provisions of this guidance as of December 31, 2005.

In November 2005, the FASB issued FSP SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which in conjunction with the Emerging Issues Task Force (“EITF”) 03-1 resulted in additional disclosures for securities in an unrealized loss position. The Company previously implemented the disclosure requirements of EITF 03-1 in its December 31, 2003 Consolidated Financial Statements. See Note 4 for additional information.

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The guidance in EITF 04-5 was effective immediately for all new limited partnership agreements and any limited partnership agreements that are modified. The guidance is effective for existing partnership agreements for financial reporting periods beginning after December 15, 2005 and may be reported as either a cumulative effect of a change in accounting principle or via retroactive restatement. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company must adopt SFAS 123R in the first quarter of 2006. SFAS 123R requires public companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Expense is to be recognized over the period during which employees are required to provide service. SFAS 123R also clarifies and expands certain guidance in SFAS 123, including measuring fair value and attributing compensation cost to reporting periods. Under the modified prospective transition method the Company expects to apply, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. Based on the Company’s current stock compensation activities, the Company does not expect adoption to have a material effect on our results of operations, financial condition or liquidity. See Stock-Based Compensation above for additional information.

Note 3. First NLC Financial Services, LLC

On February 16, 2005, the Company completed the acquisition of First NLC, a non-conforming residential mortgage loan originator located in Florida for a purchase price of $100,803 paid in a combination of cash and stock. First NLC currently operates in 44 states and originates loans through both wholesale and retail channels. First NLC is part of the Company’s mortgage banking segment and operates as a wholly-owned subsidiary. The Company expects that the acquisition of First NLC will assist in expanding and adding flexibility to the Company’s mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions.

The Company accounted for the acquisition of First NLC in accordance with SFAS No. 141, “Business Combinations” using the purchase method of accounting. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

The $100,803 purchase price included cash of $74,325, issuance of 1,297,746 shares of FBR Class A common stock at a price of $18.82 per share for a total of $24,420, and direct acquisition costs of $2,058. A summary of the fair values of the net assets acquired is as follows:

Cash	$11,471
Interest receivable	1,107
Loans held for sale, net	508,443
Intangible asset	16,500
Other assets	10,029
Warehouse finance facilities	(483,164)
Other liabilities	(18,335)
Goodwill	54,752

Total purchase price, including acquisition costs	$100,803

Identified intangible assets represent the fair value of First NLC’s broker relationships. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” this intangible asset will be amortized over an estimated useful life of ten years based on the economic depletion of this asset. The expected pre-tax amortization expense for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, are estimated to be $2,764, $2,304, $1,925, $1,612, and $1,354 respectively. The total amount of goodwill represents the purchase price of First NLC in excess of the fair value of the net assets acquired. Under SFAS No. 142, goodwill is not amortized. Instead, this asset is required to be tested at least annually for impairment. Both the identified broker relationship intangible asset and the goodwill are deductible for tax purposes.

The following presents unaudited pro forma consolidated results for the twelve months ended December 31, 2005 and 2004, as though the acquisition had occurred as of January 1, 2004.

	Twelve Months Ended December 31,
	2005	2004
Gross revenues, as reported	$995,306	$1,052,102
Revenues, net of interest expense and provision for loan losses, as reported	434,702	887,946
Net (loss) income, as reported	(170,910)	349,559
Gross revenues, pro forma	1,008,064	1,170,758
Revenues, net of interest expense and provision for loan losses, pro forma	444,758	1,021,465
Net (loss) income, pro forma	(172,169)	382,421
(Loss) earnings per common share:
Basic, as reported	$(1.01)	$2.09

Diluted, as reported	$(1.01)	$2.07

Basic, pro forma	$(1.02)	$2.29

Diluted, pro forma	$(1.02)	$2.27

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Investments:

Institutional Brokerage Trading

In May 2005, the Company initiated certain fixed income trading activities primarily related to mortgage-backed, asset-backed and other structured securities, at its broker-dealer subsidiary FBR & Co. These activities include buying and selling mortgage-backed securities and other structured securities, in various financial transactions (which may include forward trades, dollar rolls and reverse repurchase transactions). The Company manages market risk associated with these securities positions primarily through forward purchases and sales of such securities. To accomplish this objective, the Company also may use U.S. Treasury securities, agency debt securities, Eurodollar futures and options to buy or sell agency debt and mortgage-related securities. To manage institutional credit risk, the Company analyzes and monitors the financial condition and trading positions of all counterparties and establishes trading limits consistent with these reviews.

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. In general, the corporate equity obligations relate primarily to over-allotments associated with the Company’s underwriting activities. With respect to the securities sold but not yet purchased balance, the Company maintains an option to purchase additional shares from the issuer at the applicable offering price less the underwriter discount to cover these short positions for $-0- and $13,832, as of December 31, 2005 and December 31, 2004, respectively. Accordingly, these transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

In conjunction with its fixed income trading activity, the Company enters into reverse repurchase agreements with mortgage originators and other third parties that hold mortgage loans and mortgage securities. The outstanding balance of these transactions was $147,918 and the weighted average coupon was 3.75% as of December 31, 2005.

The Company receives collateral under reverse repurchase agreements. In many instances, the Company is permitted to rehypothecate securities received as collateral. At December 31, 2005 and 2004, the Company had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of $147,918 and $-0-, respectively. Of these securities received as collateral, those with a fair value of $147,502 and $-0- were delivered or repledged, generally as collateral under repurchase agreements or to cover securities sold but not yet purchased positions as of December 31, 2005 and 2004, respectively.

The weighted average coupon for fixed income trading securities owned and for fixed income securities sold but not yet purchased were 5.29% and 4.43%, respectively, as of December 31, 2005. The Company funds investments in such trading activities with repurchase agreement borrowings (see Note 7). As of December 31, 2005, $963,772 of these securities were pledged as collateral for repurchase agreements all of which can be rehypothecated by the repurchase agreement counterparties.

	December 31,
	2005		2004
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Government and agency-backed securities	$922,378	$150,369	$—	$—
Asset-backed securities	43,372	—	—	—
Corporate bond securities	1,299	—	2,658	3,102
Corporate equity securities	65,589	178	5,086	14,074

	$1,032,638	$150,547	$7,744	$17,176

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal Investments

Mortgage-related securities and long-term investments consisted of the following as of:

	December 31, 2005	December 31, 2004
Mortgage-Backed Securities
Agency-Backed mortgage backed securities:
Fannie Mae	$5,840,238	$8,120,164
Freddie Mac	1,645,293	2,673,234
Ginnie Mae	154,193	525,236

	7,639,724	11,318,634
Private-label mortgage-backed securities (1)	362,837	408,055

Total mortgage-backed securities (2)	8,002,561	11,726,689

Mortgage Loans:
Loans held for investment, net (3)	6,841,266	—
Loans held for sale, net	963,807	—

Total mortgage loans	7,805,073	—
Reverse repurchase agreements	283,824	183,375
Residual interest in securitization	14,577	—

Total mortgage-related investments	16,106,035	11,910,064

Long-term Investments
Merchant Banking:
Marketable equity securities	217,153	188,074
Non-public equity securities	54,388	158,478
Other	1,438	1,389
Private debt investment	5,000	5,000
Equity method investments	41,977	70,434
Cost method and other investments	6,301	11,940
Investment securities — marked to market	6,810	6,184

Total long-term investments	333,067	441,499

Total mortgage-related and long-term investments	$16,439,102	$12,351,563

(1)	Private-label mortgage-backed securities held by the Company as of December 31, 2005 and December 31, 2004 were rated AAA by Standard & Poors.
(2)	The Company’s mortgage-backed securities portfolio is comprised of adjustable-rate MBS, substantially all of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the portfolio at December, 2005 and December 31, 2004 was 4.04% and 3.98%, respectively.
(3)	The weighted-average coupon of the Company’s mortgage loan portfolio held for investment at December 31, 2005 was 7.27%.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage-Backed Securities and Long Term Investments

The Company’s available-for-sale securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS 115, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of December 31, 2005 and 2004 were:

	2005
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1):
Available-for-sale	$7,987,437	$—	—	$7,987,437
Trading	15,120	4	—	15,124
Marketable equity securities	215,349	15,958	(14,154)	217,153

	$8,217,906	$15,962	$(14,154)	$8,219,714

(1)	The amortized cost of MBS includes unamortized discount of $77,531 at December 31, 2005.

	2004
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (2) — Available-for-sale	$11,809,091	$3,478	$(85,880)	$11,726,689
Marketable equity securities	154,639	33,940	(505)	188,074

	$11,963,730	$37,418	$(86,385)	$11,914,763

(2)	The amortized cost of MBS includes unamortized net premium of $192,440 at December 31, 2004.

The following table provides further information regarding the duration of unrealized losses as of December 31, 2005:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Marketable equity securities	$89,260	$(14,154)	$75,106	$—	$—	$—

In December 2005, the Company determined to undertake a repositioning of the MBS portfolio to eliminate a negative cash spread on much of the portfolio. This decision marked a change in the Company’s intent to hold securities in its MBS portfolio that have unrealized loss positions until a recovery of fair value occurs. Consequently, a determination was made that unrealized MBS portfolio losses as of December 31, 2005 should be considered other than temporary, necessitating recognition of a $197,792 impairment charge relating to these unrealized losses for the year ended December 31, 2005.

The Company also evaluated its portfolio of marketable equity securities for impairment. Based on the severity and duration of certain of these unrealized losses, the Company recognized an impairment on these investments because they are considered other than temporarily impaired. During 2005, 2004 and 2003, respectively, the Company recorded $57,290, $1,108, and $-0- of other than temporary losses in the statements of

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations relating to marketable equity securities. The Company evaluated the remaining three marketable equity securities in unrealized loss positions as of December 31, 2005, and concluded that the impairments are not other than temporary. For one security representing approximately one-half of the total unrealized loss, the Company noted that subsequent to December 31, 2005 there had been a recovery in fair value beyond its cost basis. For the remaining two securities, the Company’s conclusions were based on the limited severity and duration of these unrealized losses and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value. We will continue to evaluate these investments at each reporting period end. If we determine at a future date that an impairment is other than temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a realized loss in the statement of operations at the time the determination is made.

For investments in equity securities carried at cost and other cost method investments, except as noted in the following sentence, the Company did not identify any events or changes in circumstances that may have had a significant adverse affect on the fair value of these investments. The Company recorded a $17,162 impairment loss during 2005 that is included in the statements of operations reflecting the Company’s evaluation of the estimated fair value of two private equity investments. These impairment losses were due to circumstances arising during the year that had an adverse affect on the fair values of the securities. The Company recorded a $2,500 impairment loss during 2004 reflecting the Company’s evaluation of the estimated fair value of a private debt investment.

During 2005, the Company received $1,395,013 from sales of mortgage-backed securities resulting in gross gains and losses of $704 and $(9,798), respectively, and received $60,503 from sales of marketable equity securities resulting in gross gains and losses of $20,936 and $(127), respectively. Included in MBS sold in 2005 and the related gains and losses are $410,396 of MBS purchased and classified as trading during the year. The Company recognized realized losses of $(1,194) on trading securities. During 2004, the Company received $2,319,322 from sales of mortgage-backed securities resulting in gross gains and losses of $6,604 and $(5,110), respectively, and received $162,682 from sales of marketable equity securities resulting in gross gains and losses of $84,900 and $-0-, respectively. Included in MBS sold in 2004 and the related gains and losses are $106,505 of MBS purchased and classified as trading during the year. The Company recognized realized losses of $363 on trading securities. During 2003, the Company received $2,529,847 from sales of mortgage-backed securities with gross gains and losses of $8,822 and $(3,659), respectively, and received $44,864 from sales of marketable equity securities with gross gains and losses of $24,494 and $-0-, respectively.

As of December 31, 2005 and 2004, $7,864,567 and $11,021,928 (each representing fair value excluding principal receivable), respectively of the mortgage-backed securities were pledged as collateral for repurchase agreements and commercial paper borrowings. In addition, $68,890 and $69,153, respectively, of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

During 2005, the Company securitized and sold $1.4 billion in mortgage-backed securities collateralized with mortgage loans. The Company sold all senior securities to third parties but retained a subordinated residual interest from the First NLC Trust 2005-4 securitization transaction. The Company receives annual net servicing fees approximating 0.32 percent of outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received all required payments in their respective periods. The investors and the securitization trusts noted above have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investor’s interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred mortgage loans. The fair value of retained servicing rights and residual interest at December 31, 2005, relating to this December 2005 transaction, were $6,177 and $14,577, respectively, reflecting no unrealized gains or losses. There were no residual interests prior to 2005.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income

The following provides detail of the amounts included in accumulated other comprehensive income and reclassified to earnings during the specified periods.

	Year ended December 31,
	2005	2004	2003
Beginning balance	$(38,162)	$60,505	$4,345
Net unrealized investment gains (losses) during the period:
Unrealized holding losses (gains), net of taxes	(221,296)	9,890	85,177
Reclassification adjustment for recognized losses (gains) included in net income, net of taxes	260,777	(86,281)	(30,131)
Net change in fair value related to cash flow hedging activities	20,152	(31,913)	4,771
Net reclassifications to earnings — cash flow hedging activities	(22,448)	9,637	(3,657)

Ending balance	$(977)	$(38,162)	$60,505

Mortgage Loans

Loans held for sale, net, and loans held for investment, net, were comprised of the following as of December 31, 2005:

	Held for Sale	Held for Investment
Principal balance	$969,491	$6,705,292
Deferred origination costs, net and unamortized premiums	15,039	150,093
Allowance for lower of cost or market value/loan losses	(20,723)	(14,119)

Mortgage loans, net	$963,807	$6,841,266

The allowance for loan losses on loans held for investment is summarized as follows for the year-ended December 31, 2005:

Balance, beginning of period	$—
Provision	14,178
Charge-offs, net	59

Allowance for loan losses	$14,119

Mortgage loans 90 or more days past due totaled $188,744 as of December 31, 2005.

During 2005, the Company had purchased mortgage insurance on $1.1 billion in principal balance of mortgage loans held for investment. The mortgage insurance policy insures the Company against certain losses on the covered loans, and assists the Company in reducing its credit risk by lowering the effective loan-to-value ratios on the applicable mortgage loans. The Company also manages credit risk by, among other things, purchasing or originating loans at favorable loan to value ratios.

The Company finances its mortgage loan portfolio through warehouse repurchase agreements and securitization financing transactions, which are described in Note 7. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of December 31, 2005.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reverse Repurchase Agreements

Through Arlington Funding, LLC (Arlington Funding), a commercial paper conduit managed by the Company (see Note 7), the Company provides warehouse financing to mortgage originators. As of December 31, 2005, the outstanding balance of such financings was $135,906 and the weighted average coupon was 4.74%. The Company funds its advances through commercial paper borrowings.

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

FBRIM, through various wholly-owned limited liability corporations, is the general partner, managing member, or manager of various hedge and private equity funds. All of these entities were formed for the purpose of investing in public and private securities; therefore, their assets principally consist of investment securities accounted for at fair value. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a simple majority vote of the unaffiliated limited partners or non-managing members. The Company accounts for its investments in these entities under the equity method of accounting.

In addition, as a significant investor in certain other investment funds, although we do not manage these funds, due to our percentage ownership, we also account for these investments under the equity method. The following table specifies the Company’s investments in such investment funds:

	December 31,
	2005	2004
Hedge funds	$34,602	$61,320
Private equity funds	3,969	7,078
Other	3,406	2,036

	$41,977	$70,434

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain financial information regarding the Company’s equity method investments.

	December 31,
	2005	2004	2003
Total assets	$417,905	$739,862	$577,207
Total liabilities	50,874	34,281	70,152
Total equity	367,031	705,581	507,055
FBR’s share of total equity	41,977	70,434	67,756
Total revenue	24,797	16,501	11,239
Total expenses	12,352	11,660	11,030
Realized gains	30,821	58,642	15,347
Unrealized (losses) gains	(73,056)	17,761	103,036
Net (losses) income	(29,790)	81,244	118,592
FBR’s share of net income-net investment income	62	9,184	20,838
FBR’s share of net income-incentive allocations and fees	1,851	6,270	13,130

As of December 31, 2005 and 2004, the Company had receivables of $2,230 and $6,392, respectively, due from these affiliates.

Investment Securities—Marked to Market

Investment securities—marked to market include equity securities and warrants to purchase equity securities that were received in connection with investment banking transactions.

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2005	2004
Furniture and equipment	$30,802	$16,660
Software	10,047	10,316
Leasehold improvements	29,828	14,646

	70,677	41,622
Less-Accumulated depreciation and amortization	(24,295)	(22,889)

	$46,382	$18,733

For the years ended December 31, 2005, 2004, and 2003, depreciation expense was $9,753, $4,074, and $3,116, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2005	December 31, 2004
Management contracts:
Cost	$19,929	$19,929
Accumulated amortization	(7,032)	(5,525)

Net	$12,897	$14,404

Broker relationships:
Cost	$16,500	$—
Accumulated amortization	(2,912)	—

Net	$13,588	$—

Intangible Assets, net	$26,485	$14,404

For the years ended December 31, 2005, 2004, and 2003, amortization expense recognized was $4,170, $1,298, and $1,539, respectively.

Estimated amortization expense for each of the next five years is as follows:

Amount
2006	$3,875
2007	3,416
2008	3,036
2009	2,724
2010	2,466

The carrying value of goodwill is $162,765 as of December 31, 2005, with $108,013 of this balance attributable to the Company’s merger with FBR Asset in 2003 and its principal investing segment. The remaining goodwill balance relates to the Company’s first quarter 2005 acquisition of First NLC that resulted in $54,752 of goodwill that is attributable to the mortgage banking segment (see Note 3 for further information). In accordance with SFAS No. 142, the Company determined that the fair value of the reporting units to which goodwill relates exceeded the carrying value of such reporting units. Therefore, the Company has not recognized an impairment loss for the periods presented.

During the years ended December 31, 2005 and 2004, the Company recorded impairment charges of $249 and $388, respectively, relating to the acquired management contracts related to the asset management segment that are included in other operating expenses. In both cases the charges were recorded in response to decisions to close or agreements to sell specific mutual funds.

Note 7. Borrowings:

Commercial Paper and Repurchase Agreements

The Company issues commercial paper and enters into repurchase agreements to fund its investments in mortgage-backed securities, mortgage loans and warehouse lending. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (Georgetown Funding) and Arlington Funding, LLC (Arlington Funding).

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Georgetown Funding is a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program and all of Georgetown Funding’s transactions are conducted with the Company. Through the Company’s administration agreement, and repurchase agreements, the Company is the primary beneficiary of Georgetown Funding and consolidates this entity for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s Master Repurchase Agreement with Georgetown Funding enables the Company to finance up to $12,000,000 of mortgage-backed securities.

Arlington Funding is a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset backed commercial paper market and providing warehouse financing in the form of reverse repurchase agreements to mortgage originators with which we have a relationship. The Company serves as administrator for Arlington Funding’s commercial paper program and provides collateral as well as guarantees for commercial paper issuances. Through these arrangements, the Company is the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5,000,000.

The following table provides information regarding the Company’s outstanding commercial paper and repurchase agreement borrowings as of December 31, 2005 and December 31, 2004.

	December 31, 2005			December 31, 2004
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements
Outstanding balance	$6,996,950	$1,653,599	$1,045,020	$7,294,949	$3,467,569
Weighted-average rate	4.37%	4.39%	5.16%	2.38%	2.34%
Weighted-average term to maturity	19.9 days	18.4 days	NA	28.3 days	39.8 days

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Securitization Financing

From time to time, the Company issues asset-backed securities through securitization trusts to finance a portion of the Company’s portfolio of loans held for investment. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization activity is accounted for as a financing since the securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140 and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust. As of December 31, 2005, the Company had issued $7.2 billion of asset-backed securities.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 4.76% as of December 31, 2005. Although the stated maturities for

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of these securities are 30 years, the Company expects the securities to be fully repaid prior to final maturity due to borrower prepayments.

As of December 31, 2005, the outstanding balance of the securities was as follows:

Security balance	$6,654,187
Discount on bonds, net	(11,989)

Balance of securitization financing, net	$6,642,198

Current balance of loans collateralizing the securities	$6,705,292

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $12,808 as of December 31, 2005 and are included in prepaid expenses and other assets in the consolidated balance sheets. The discount and deferred costs are amortized as a component of interest expense over the life of the debt.

See also Note 8 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Temporary Subordinated Loan

In December 2005, the Company through FBR & Co. obtained a $75,000 temporary subordinated loan from a subsidiary of its clearing broker. Proceeds of this borrowing are allowable for net capital purposes and were used by the Company in connection with regulatory capital requirements to support underwriting activity. Interest on this loan accrued at an annual rate of three-month LIBOR plus 4%, or 8.37%. The loan was repaid in January 2006.

Long Term Debt

As of December 31, 2005 and 2004, the Company had issued a total of $317,500 and $122,500, respectively of long term debentures through TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three- month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long term debentures was 6.70% as of December 31, 2005. All of these borrowings mature between 2033 and 2035. The Company incurred issuance costs of $4,126 and $748 related to these debentures for the years ending December 31, 2005 and 2004, respectively. These costs will be amortized over the five year period through the redemption date. During the year ended December 31, 2005, the Company had issued the following long-term debentures:

Issuance Date	Amount	Interest Rate	Maturity Date	Redemption Date (1)
March 2005	$25,000	3-month LIBOR plus 2.25%	March 30, 2035	March 30, 2010
April 2005	$20,000	3-month LIBOR plus 2.25%	June 15, 2035	June 15, 2010
April 2005	$20,000	3-month LIBOR plus 2.25%	July 7, 2035	July 7, 2010
May 2005	$30,000	3-month LIBOR plus 2.50%	June 30, 2035	June 30, 2010
August 2005	$35,000	3-month LIBOR plus 2.30%	August 15, 2035	August 15, 2010
August 2005	$25,000	3-month LIBOR plus 2.50%	October 30, 2035	October 30, 2010
November 2005	$40,000	3-month LIBOR plus 3.00%	January 30, 2035	January 30, 2010

(1)	Redemption Date represents the date after which the Company may redeem the securities in whole at any time or in part from time to time at a redemption amount equal to the principal amount thereof plus accrued interest.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and 2004, the Company had additional outstanding long-term debt of $4,706 and $5,272, respectively associated with the Company’s 2001 acquisition of Money Management Associates, LP and Rushmore Trust and Savings. This note is collateralized by the capital stock of FBR Fund Advisors, Inc. and matures on January 2, 2011. Interest on this note is imputed at 9%.

Other

In July 2005, the Company entered into a $200,000, 364-day senior unsecured credit agreement with various financial institutions. This facility includes a one-year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs.

8. Derivative Financial Instruments and Hedging Activities:

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

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its short- and long-term borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities and mortgage loans. The counterparties to these instruments are U.S. financial institutions. Regarding interest rate caps, in exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). Under the interest rate swap agreements, the Company receives a floating rate based on three-month LIBOR and pays a fixed rate. Under its credit derivative agreements, the Company is required to make payments based on a fixed interest rate and receives payments that float based on specified credit events. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity dates of the contracts. The following table summarizes the Company’s derivative positions as of December 31, 2005 and December 31, 2004:

	December 31, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements (1)	$4,710,928	$38,494	$—	$—
Interest rate swap agreements (2)	—	—	1,000,000	7,133
Eurodollar futures contracts	—	—	500,000	897
No hedge designation (3)	980,821	219	—	—

(1)	Comprised of six interest rate caps which mature from 2007 through 2010. The premium amounts of the caps amortize over the life of the agreements. The strike rates also vary over the life of the agreements between 4.08% and 10.50%.
(2)	Interest rate swap expired July 28, 2005
(3)	Comprised of three interest rate caps maturing between 2005 and 2010, with strike rates between 3.84% and 9.52%.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When hedging the variability in interest payments associated with the Company’s borrowing activities, the notional amount of each derivative instrument is matched against a like amount of current and/or anticipated borrowings under repurchase agreements, commercial paper or the Company’s securitization financings. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The Company also uses various derivative instruments to economically hedge certain mortgage-backed security and mortgage loan positions. Eurodollar futures contracts are primarily used to hedge the fair value of certain mortgage-backed security positions, which are comprised of mortgage-backed securities classified as trading and commitments to purchase such mortgage-backed securities. The Company did not designate these derivative positions as hedges under SFAS 133. The gains and losses on these derivatives are recorded to net investment income. For the years ended December 31, 2005 and 2004 the Company recorded a net gain (loss) of $1,403 and $(6,949), respectively on these derivatives.

In connection with the Company’s decision in December 2005, to reposition its MBS portfolio the Company de-designated as hedges and terminated all of its Eurodollar futures and Eurodollar put option contracts. Because of the termination and the Company’s conclusion that, based on the MBS portfolio repositioning, the forecasted borrowings were no longer probable, the Company recognized $17,705 in derivative gains in 2005.

The net effect of the Company’s hedging of the variability in interest payments was to decrease interest expense by $7,531 for the year ended December 31, 2005. These hedging activities increased interest expense by $3,897 during the same period in 2004. The total net gain deferred in accumulated other comprehensive income relating to these derivatives was $3,016 at December 31, 2005. Of this amount, $1,832 is expected to flow through the Company’s statement of operations over the next twelve months.

Forward Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. Interest rate locks related to the origination of loans held for sale and commitments to purchase and sell mortgage loans are accounted for as derivatives under SFAS 133. Outstanding interest rate locks totaled $225,000 as of December 31, 2005. There were no outstanding commitments to purchase mortgage loans, or purchase or sell mortgage-backed securities at December 31, 2005. There was a commitment to sell $281,000 of mortgage loans at December 31, 2005. The Company had no commitments to originate, purchase or sell loans prior to its acquisition of First NLC in the first quarter of 2005. Gains and losses on these derivatives were not material during the year ended December 31, 2005.

Gains and losses on commitments that are net settled and optional commitments are recorded to income. During the year ended December 31, 2004, net losses on these commitments totaled $(614). There was no such commitment activity during 2005.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During 2005, 2004 and 2003, the Company recorded net gains of $2,651,

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$7,511 and $8,134, respectively, related to these securities. As of December 31, 2005, the Company held stock warrants with a fair value of $1,599. Furthermore, during the 2005, the Company exercised warrants and sold the resulting stock realizing a gain of $287.

Note 9. Income Taxes:

In connection with the Company’s merger with FBR Asset effective March 31, 2003, the parent company, FBR Group, elected REIT status under the Internal Revenue Code. As a REIT, FBR Group is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group intends to distribute 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income.

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

During the years ended December 31, 2005, 2004 and 2003 the Company recorded $26,683, $59,161 and $44,591, respectively of income tax expense for income generated that was attributable to taxable REIT subsidiaries, net of tax effect on intercompany profits eliminated. The Company had taxable book income before income taxes of $55,966, $147,719 and $116,070, respectively, in 2005 and 2004.

The provision for income taxes consists of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Federal	$17,438	$47,619	$37,615
State	8,691	9,384	6,976
Foreign	554	2,158	—

	$26,683	$59,161	$44,591

Current	$34,895	$65,850	$37,083
Deferred	(8,212)	(6,689)	7,508

	$26,683	$59,161	$44,591

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities consisted of the following as of December 31, 2005 and 2004:

	2005	2004
Unrealized investment gains, recorded in accumulated other comprehensive loss	$(298)	$(1,727)
Unrealized investment gains	(780)	(3,908)
Accrued compensation	6,285	10,619
Depreciation and amortization	(3,270)	(65)
Mark-to-market and other than temporary impairments	3,113	1,404
Loan loss reserve accounts	2,335	—
Accrued expenses	2,897	—
Deferred intercompany gain	3,117	—
Other, net	(366)	(125)

Net deferred tax asset	$13,033	$6,198

The provision (benefit) for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company’s and, for periods subsequent to the merger with FBR Asset, the Company’s taxable REIT subsidiaries, income tax attributable to net income (loss) computed at Federal statutory rates to income tax expense (benefit) was:

	December 31,
	2005	2004	2003
Federal income tax at statutory rate	35%	35%	35%
State income taxes, net of Federal benefit	8%	4%	4%
Nondeductible expenses	3%	1%	1%
Non-deductible proposed regulatory settlements	4%	—	—
Other, net	(2%)	—	(1%)
Valuation allowance (1)	—	—	(1%)

Effective income tax rate	48%	40%	38%

(1)	Relates primarily to the ability to utilize state net operating losses

Note 10. Regulatory Capital Requirements:

FBR & Co. and FBRIS, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of December 31, 2005 and 2004, FBR & Co. had net capital of $128,370 and $89,938 that was $119,980 and $76,557 in excess of its required net capital of $8,390 and $13,381, respectively. As of December 31, 2005 and 2004 FBRIS and FBRIL had net capital in excess of required amounts.

Note 11. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (1)	$970	$970	$970	$970	$970	$319,836	$324,686
Minimum rental and other contractual commitments (2)	18,790	20,747	20,453	13,966	13,319	45,261	132,536
Securitization financing on loans held for investment(3)	—	—	—	—	—	6,654,187	6,654,187
Capital commitments (4)	—	—	—	—	—	—	—

Total Contractual Obligations	$19,760	$21,717	$21,423	$14,936	$14,289	$7,019,284	$7,111,409

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. Based on the 3-month LIBOR of 4.07% as of December 31, 2005, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317,500 of long-term debt securities would be approximately $21,257 for the year ending December 31, 2006. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Equipment and office rent expense for 2005, 2004 and 2003 were $18,355, $8,394 and $5,156, respectively.
(3)	Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior to final maturity due to borrower prepayments and/or possible clean-up calls.
(4)	The table above excludes $6,744 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

The Company also has short-term commercial paper and repurchase agreement liabilities of $6,996,950 and $2,698,619, respectively, as of December 31, 2005. See Note 7 for further information.

As of December 31, 2005, the Company had made interest rate lock agreements with mortgage borrowers and commitments to sell mortgage loans of $225,000 and $281,000, respectively.

Clearing Broker

FBR & Co. clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between FBR & Co. and the clearing broker, the clearing broker has the right to charge FBR & Co. for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge FBR & Co. has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2005, the Company has recorded no liabilities and during 2005 incurred no significant costs with regard to this right.

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the sale of loans in the event that the loans are repaid within a specified period subsequent to sale. The Company maintains a liability reserve for its repurchase and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows during the period since the Company’s acquisition of First NLC through December 31, 2005 (the Company did not maintain a reserve for repurchase and premium recapture obligations prior to the acquisition of First NLC):

Total Reserve
Balance at acquisition of First NLC	$8,238
Provision	10,395
Charge-offs	(6,176)

Balance, at December 31, 2005	$12,457

Litigation

As of December 31, 2005, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

States District Court for the Southern District of New York. The Company refers to these lawsuits as the Weiss et al. putative class action lawsuits. The complaints in these actions are brought under various sections of the Securities Exchange Act of 1934, as amended, and allege misstatements and omissions concerning (i) the SEC and NASD investigations described at page 49 relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the Company’s expected earnings, including the potential adverse impact on the Company of changes in interest rates. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

Shareholders’ Derivative Action

The Company has been named a nominal defendant, and certain current and former senior officers and directors have been named as defendants, in three shareholders’ derivative actions. Two of these actions, brought by Lemon Bay Partners LLC and Walter Boyle, are pending in the United States District Court for the Southern District of New York. The third, brought by Gary Walter and Harry Goodstadt, has been filed in the Circuit Court for Arlington County, Virginia. All three cases claim that certain of the Company’s current and former officers and directors breached their duties to the Company based on allegations substantially similar to those in the Weiss et al. putative class action lawsuits described above. The Company has not responded to any of these complaints and no discovery has commenced. The Company cannot predict the likely outcome of this action or its likely impact on us at this time. The Board of Directors has established a special committee whose jurisdiction includes the Boyle and Walter/Goodstadt matters as well as consideration of shareholder demand letters which contain similar allegations, and the special committee has been authorized to make final decisions whether such litigation is in the Company’s best interests.

Other Litigation

Our subsidiary, First NLC Financial Services, LLC (“First NLC), has been named in a putative class action in the U.S. District Court for the Northern District of Illinois (Cerda v. First NLC Financial Services, LLC), which alleges violations of the Fair Credit Reporting Act, 15 U.S.C. § 1681 et seq. First NLC is contesting this lawsuit vigorously, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settlement, and no settlement is final unless and until approved by the SEC or NASD, as applicable. The Company has recorded a $7,500 charge, in March 2005, with respect to the proposed settlements with the SEC and NASD.

As previously reported by the Company one of the Company’s investment adviser subsidiaries, Money Management Associates, Inc. (MMA) is involved in an investigation by the SEC with regard to the adequacy of disclosure of risks concerning the strategy of a sub-advisor to a now-closed bond fund. The SEC staff has advised MMA that it is considering recommending that the SEC bring a civil action/and or institute a public administrative proceeding against MMA and one of its officers (who is not an officer of Friedman, Billings, Ramsey Group, Inc.) for violating and/or aiding and abetting violations of the federal securities laws. MMA and its officer have made a Wells submission and, if necessary, intend to defend vigorously any charges brought by the SEC. Based on management’s review with counsel, resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations. It is possible that the SEC may initiate proceedings as a result of its investigations, and any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against MMA or one or more of its officers or employees.

Other Legal and Regulatory Matters

Except as described above, as of December 31, 2005, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of December 31, 2005, $2,172 was subject to such potential future reversal.

Note 12. Shareholders’ Equity:

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

The Company declared the following distributions during the years ended December 31, 2005 and 2004:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2005
December 7, 2005	December 30, 2005	January 31, 2006	$0.20
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

2004
December 9, 2004	December 31, 2004	January 28, 2005	$0.39	(1)
September 9, 2004	September 30, 2004	October 29, 2004	$0.34
June 10, 2004	June 30, 2004	July 30, 2004	$0.46	(2)
March 10, 2004	March 31, 2004	April 30, 2004	$0.34

(1)	Includes a special dividend of $0.05 per share.
(2)	Includes a special dividend of $0.12 per share.

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

	Number of Shares	Exercise Prices
Balance as of December 31, 2002	7,668,338	$4.50–$20.00
Granted in 2003	80,000	$8.44–$17.28
Forfeitures in 2003 upon departure of employees	(55,919)	$5.39–$20.00
Exercised in 2003	(4,251,277)	$4.50–$20.00

Balance as of December 31, 2003	3,441,142	$5.04–$20.00
Granted in 2004	812,000	$8.44–$26.90
Forfeitures in 2004 upon departure of employees	(24,415)	$20.00–$20.00
Exercised in 2004	(904,094)	$5.48–$20.00

Balance as of December 31, 2004	3,324,633	$5.04–$26.90
Granted in 2005	451,461	$14.13
Forfeitures in 2005 upon departure of employees	(416,952)	$8.44–$24.10
Exercised in 2005	(170,416)	$5.48–$12.63

Balance as of December 31, 2005	3,188,726	$5.04–$26.90

All options outstanding at March 30, 2003 vested as a result of the merger with FBR Asset. Options issued subsequently become exercisable ratably over three years and have a term of five years. As of December 31, 2005, 2,352,852 of the total options outstanding were exercisable. As of December 31, 2005 and 2004, the

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average exercise price was $17.47 and $17.39, respectively, and the remaining weighted average contractual lives of options outstanding were 2.7 years and 3.4 years, respectively.

Restricted Stock

During the year ended December 31, 2005, the Company granted 765,242 shares of restricted Class A common stock to employees for incentive compensation earned during 2004 and 2005 at a weighted average share price of $16.34 per share, and 1,349,263 additional shares of restricted Class A common stock under the Company’s Stock and Annual Incentive Plans at a weighted average share price of $17.05 per share, including 239,323 shares issued in connection with the acquisition of First NLC. As of December 31, 2005 and 2004, a total of 2,038,340 and 1,253,756, respectively, shares of restricted Class A common stock with an unamortized value of $15,602 and $16,863, respectively, is included in deferred compensation in shareholders’ equity. For the year end December 31, 2005, 2004, and 2003, the Company recognized $13,864, $6,590, and $623, respectively, of compensation expense related to restricted stock.

Director Stock Compensation Plan

Under the Director Stock Compensation Plan (the Director Plan), the Company may grant options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees up to 200,000 shares of Class A Common Stock to all non-employee directors as a group. Prior to the merger, the Company had awarded stock options to directors, all of which vested upon the merger. Following the merger, the Board determined to make awards of RSUs instead of options, and approved annual awards of RSUs equal in value to $50 to each director to be made in conjunction with the annual shareholders meeting and, in the fourth quarter of 2004, increased such annual award value to $80. In addition, each of the Chairmen of the Board’s Committees receives one half of his quarterly fees for service as Chairmen in RSUs. These RSUs vest the day before the next annual meeting of shareholders, and are convertible to Class A Common Stock one year following completion of the director’s service on the Board. All options, stock and RSUs awarded under the Director Plan are nontransferable other than by will or the laws of descent and distribution. During 2005, 2004 and 2003, the Company granted 43,695 RSUs, 21,567 RSUs and 25,665 options, respectively, under the Director Plan. For the year ended December 31, 2005, 2004, and 2003, the Company recognized $483, $405, and $197, respectively, of director fees related to these RSUs.

Employee Stock Purchase Plan

Employees began participating in the 1997 Employee Stock Purchase Plan (the Purchase Plan) on September 1, 1998. Under this Purchase Plan, one million shares of Class A Common Stock were reserved for issuance. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to 95% and 85% for the first half and for the second half of 2004, respectively, of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. The Purchase Plan does not result in compensation expense. During 2005, 434,818 shares were issued under the Purchase Plan for $4,445. During 2004, 200,206 shares were issued under the Purchase Plan for $3,746.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company received 20% ($1.10 per share) of the purchase price in cash from the employees, and received five-year, limited recourse promissory notes from the employees with interest accruing at 6.5% accreting to principal for the remaining purchase price. The notes were collateralized by all of the stock purchased under the plan.

For accounting purposes, the portion of the employee share purchase financed by the Company (80%) is considered a stock option, and deducted from shareholders’ equity. These shares are deducted from shares outstanding in computing book value and basic earnings per share. Accordingly, as of December 31, 2005 and 2004, $4,018 and $4,890 financed (including accrued interest) by the Company, respectively and the 551,342 and 711,343 common shares, respectively related to the financing, are reflected as a receivable in shareholders’ equity. As the employees repay the loans, or the loans are sold, shareholders’ equity and shares outstanding will increase. In addition, the interest earned on the employee loans was added to paid-in-capital and excluded from net income. During the years ended December 31, 2005 and 2004, $493 and $754, respectively, of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes, and pledged to the Company as collateral.

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

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. In accordance with this repurchase program, a portion of the stock acquired may be used for the three stock-based compensation plans described previously. Under a previous, but similar share repurchase program, during the three months ended March 31, 2003, the Company repurchased 976,000 shares of its Class A common stock at a cost of $8,200. There were no other share repurchases during 2005 and 2004.

Note 13. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company invests in adjustable rate agency-backed MBS and equity securities that are primarily traded in United States markets. The Company funds its investments in MBS through repurchase agreement borrowings and commercial paper borrowings. The Company also originates and invests in non-conforming mortgage loans. The Company funds these investments with warehouse repurchase agreement borrowings and securitization financings (see Note 7). Accordingly, the Company is subject to leverage and interest rate risk.

In addition, as part of its mortgage banking activities, the Company is a party to loan sales and securitization transactions that have an off-balance sheet component. In connection with the approximately $1.4 billion of mortgage loans securitized in off balance sheet transactions during 2005, and in connection with the whole loan sales to unaffiliated third parties, our subsidiaries involved in originating or acquiring mortgage loans have made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. Generally, while neither the bondholders in the securitization transactions nor the purchasers of whole

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans have recourse to us in the event that the transferred loans do not perform as expected, such parties do have recourse to us in the event of a breach of any such representations and warranties, and in the case of whole loan sales, if a borrower fails to make one or more of the first loan payments due on the loan. Specifically, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the documents evidencing the transfer of the mortgage loans and such defaulted loans. Additionally, in the context of whole loan sales, our subsidiaries are subject to premium recapture expenses. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to purchasers of previously sold loans that are repaid within a specified period subsequent to sale. From time to time, we have been required to repurchase loans that we sold.

The Company maintains a liability reserve for its repurchase agreement and premium recapture obligations. The reserve is increased through charges to the gain or loss recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. As of December 31, 2005, this reserve balance was $12.5 million. The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2005 and 2004, as discussed above and except for the cash flow hedging activities that are discussed in Note 8, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s equity and debt investments include non-investment grade securities of privately held issuers with no ready markets. The concentration and illiquidity of these investments expose the Company to a higher degree of risk than associated with readily marketable securities.

The Company is also exposed to credit risk as a result of its investments in mortgage loans. The Company manages credit risk by purchasing and originating loans at favorable loan to value ratios and for a portion of the portfolio by purchasing mortgage insurance. In addition to monitoring procedures performed by management, the Company employs third parties to monitor loan servicer performance, including loan collection activities and management of defaulted loans. As of December 31, 2005, the Company had purchased mortgage insurance on $1.1 billion in principal balance of loans held for investment.

General Partnership and Managing Member Interests

As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company’s subsidiaries may be exposed to liabilities that exceed the balance sheet value of the Company’s investment in the relevant vehicles. To limit the Company’s exposure to such excess liabilities the Company has formed limited liability companies, which are wholly owned by the relevant subsidiary, to hold the respective general partner or managing member interest. The hedge funds and other partnerships that the Company manages through subsidiaries as a general partner or managing member had $13,251 of liabilities as of December 31, 2005, primarily margin debt, not reflected on our balance sheet.

Note 14. Fair Value of Financial Instruments:

The estimated fair value amounts of the Company’s financial instruments have been determined using available market information and valuation methods that the Company believes are appropriate under the circumstances. These estimates are inherently subjective in nature and involve matters of significant uncertainty and judgment to interpret relevant market and other data. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market transaction. The following describes the methods and assumptions used in estimating fair values:

Securities and Principal Investments in Debt and Equity securities, including Trading Account Securities Sold But Not Yet Purchased—Substantially all financial instruments used in the Company’s trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. The fair value of the Company’s mortgage-backed securities are based on market prices provided by certain independent dealers who make markets in these financial instruments. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management.

Mortgage Loans Held for Sale and Loans Held for Investment—Fair value is based on third party pricing quotes when available, current investor commitments and/or requirements for loans of similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. Such models incorporate aggregated characteristics of groups of loans including, collateral type, index, interest rate, margin length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

Derivatives—The carrying amounts represent fair value determined based on quoted market prices.

Temporary Subordinated Loan Payable–The carrying amount is a reasonable estimate of fair value because of the short-term nature of the borrowing.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securitization Financing—Fair value is based on market values provided by certain independent dealers who make markets in these financial instruments.

Long-term Debt—The interest rates on these borrowings adjust quarterly to market rates, as such the carrying amount is a reasonable estimate of fair value.

Other—Cash and cash equivalents, restricted cash, interest receivable, reverse repurchase agreements, repurchase agreements, commercial paper, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$238,615	$238,615	$224,371	$224,371
Restricted cash	6,101	6,101	7,156	7,156
Non-interest bearing receivables	330,584	330,584	170,137	170,137
Mortgage-backed securities	8,002,561	8,002,561	11,726,689	11,726,689
Mortgage loans held for investment, net	6,841,266	6,638,239	—	—
Mortgage loans held for sale, net	963,807	963,807	—	—
Long-term investments	333,067	333,067	441,499	441,499
Reverse repurchase agreements	283,824	283,824	183,375	183,375
Trading securities	1,032,638	1,032,638	7,744	7,744
Residual interest in securitization	14,577	14,577	—	—
Derivative assets	70,636	70,636	8,098	8,098
Financial liabilities
Trading account securities sold short but not yet purchased	150,547	150,547	17,176	17,176
Commercial paper	6,996,950	6,996,950	7,294,949	7,294,949
Repurchase agreements	2,698,619	2,698,619	3,467,569	3,467,569
Derivative liabilities	31,952	31,952	613	613
Temporary subordinated loan payable	75,000	75,000	—	—
Securitization financing for loans held for investment, net	6,642,198	6,634,932	—	—
Long-term debt	324,686	324,686	128,370	128,370

Note 15. Supplemental Cash Flow Information—Non-cash Transactions:

The Company’s merger with FBR Asset was a non-cash transaction in which the Company issued 85,973,312 shares of its Class A common stock valued at $766,022.

The Company received shares and warrants in connection with certain capital raising activities. In 2005, 2004 and 2003, securities received in exchange for services provided were $1,524, $3,251 and $4,000, respectively.

In connection with its acquisition of First NLC (see Note 1), the Company issued 1,297,746 shares of its Class A common stock valued at $24,420.

The Company retained residual interest and servicing rights valued at $14,577 and $6,177, respectively, related to the issuance of First NLC Trust 2005-4 Mortgage-Backed Certificates, Series 2005-4 in a non-cash transaction.

Note 16. Segment Information:

The Company considers its capital markets, asset management, principal investing, and mortgage banking operations to be four separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management includes the Company’s fee based asset management operations. The Company’s principal investing segment includes mortgage related investment activities, and substantially all of the Company’s equity security investing activities. The Company’s mortgage banking segment which was initiated subsequent to the acquisition of First NLC (see Note 3) includes the origination and sale of non-conforming residential mortgage loans. Accordingly, there is no comparable financial information for the years ended 2003 and 2004 for the mortgage banking segment.

The accounting policies of these segments are the same as those described in Note 2. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. These transactions include investment banking activities provided by the capital markets segment to other segments and the sale of mortgage loans between the mortgage banking and principal investing segments. The Company’s revenues from foreign operations totaled $20,174, $28,785, and $13,951 for the years ended December 31, 2005, 2004 and 2003, respectively. The following tables illustrate the financial information for the Company’s segments for the years indicated.

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations(1)	Consolidated Totals
2005
Net revenues	$504,602	$36,335	$(149,558)	$52,658	$(9,335)	$434,702
Compensation and benefits	249,504	18,403	16,521	47,064	—	331,492
Total expenses	424,926	37,727	30,350	85,926	—	578,929
Pre-tax income (loss)	79,676	(1,392)	(179,908)	(33,268)	(9,335)	(144,227)
Total assets	1,498,409	52,119	15,636,598	1,248,664	—	18,435,790
Total net assets	227,657	37,431	904,938	134,144	—	1,304,170

2004
Net revenues	$542,668	$45,170	$300,108	$—	$—	$887,946
Compensation and benefits	273,931	22,061	27,532	—	—	323,524
Total expenses	401,649	36,587	40,990	—	—	479,226
Pre-tax income	141,019	8,583	259,118	—	—	408,720
Total assets	342,784	56,371	12,529,133	—	—	12,928,288
Total net assets	144,467	22,223	1,411,834	—	—	1,578,524

2003
Net revenues	$336,562	$47,100	$175,868	$—	$—	$559,530
Compensation and benefits	188,772	17,986	19,631	—	—	226,389
Total expenses	258,863	33,700	20,962	—	—	313,525
Pre-tax income	77,698	13,401	154,906	—	—	246,005
Total assets	291,904	34,195	11,007,514	—	—	11,333,613
Total net assets	162,065	29,786	1,362,488	—	—	1,554,339

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

Note 17. Subsequent Events:

In connection with the repositioning of its mortgage-backed securities portfolio, the Company sold approximately $6,700,000 of these securities during January and February of 2006 substantially completing the liquidation phase of the portfolio repositioning.

On March 15, 2006, the Company’s Board of Directors declared a dividend of $0.20 per share. The dividend will be payable on April 28, 2006 to shareholders of record on March 31, 2006.

Note 18. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2005 and 2004. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods. Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net (loss) Income Before Income Taxes	Net (loss) Income	Basic (loss) Earnings Per Share	Diluted (loss) Earnings Per Share
2005
First Quarter	$237,775	$29,984	$24,412	$0.15	$0.14
Second Quarter	312,084	66,406	53,243	0.31	0.31
Third Quarter	339,901	31,135	23,045	0.14	0.14
Fourth Quarter	105,546	(271,752)	(271,610)	(1.60)	(1.60)

Total Year	$995,306	$(144,227)	$(170,910)	$(1.01)	$(1.01)

2004
First Quarter	$253,359	$104,529	$89,639	$0.54	$0.54
Second Quarter	212,725	82,089	81,179	0.49	0.48
Third Quarter	287,920	112,478	92,149	0.55	0.55
Fourth Quarter	298,098	109,624	86,592	0.52	0.51

Total Year	$1,052,102	$408,720	$349,559	$2.09	$2.07