Form 10-Q
period 2006-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2006-05-10
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☒             Accelerated filer    ☐             Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	160,606,699 shares as of April 30, 2006
Class B Common Stock	13,225,249 shares as of April 30, 2006

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$188,714	$238,615
Restricted cash	5,020	6,101
Receivables:
Interest	48,316	83,614
Due from servicer	135,992	129,578
Securities sold	44,309	—
Other	50,080	46,327
Investments:
Mortgage-backed securities, at fair value	892,159	8,002,561
Loans held for investment, net	6,254,819	6,841,266
Loans held for sale, net	914,442	963,807
Long-term investments	305,992	347,644
Reverse repurchase agreements	179,983	283,824
Trading securities, at fair value	1,252,485	1,032,638
Due from clearing broker	81,350	71,065
Derivative assets, at fair value	92,723	70,636
Goodwill	162,765	162,765
Intangible assets, net	24,771	26,485
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $26,912 and $24,295, respectively	44,328	46,382
Prepaid expenses and other assets	81,345	82,482

Total assets	$10,759,593	$18,435,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$153,058	$150,547
Commercial paper	423,020	6,996,950
Repurchase agreements	2,200,739	2,698,619
Securities purchased	23,786	—
Derivative liabilities, at fair value	36,855	31,952
Dividends payable	34,747	34,588
Interest payable	11,310	12,039
Accrued compensation and benefits	43,301	82,465
Accounts payable, accrued expenses and other liabilities	80,593	82,576
Temporary subordinated loan payable	—	75,000
Securitization financing for loans held for investment, net	6,126,317	6,642,198
Long-term debt	323,918	324,686

Total liabilities	9,457,644	17,131,620

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 160,622,506 and 159,373,483 shares issued, respectively	1,606	1,594
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 13,225,249 and 13,480,249 shares issued and outstanding, respectively	132	135
Additional paid-in capital	1,557,713	1,547,128
Employee stock loan receivable (551,342 shares)	(4,081)	(4,018)
Deferred compensation, net	(17,467)	(15,602)
Accumulated other comprehensive loss, net of taxes	(4,501)	(977)
Accumulated deficit	(231,453)	(224,090)

Total shareholders’ equity	1,301,949	1,304,170

Total liabilities and shareholders’ equity	$10,759,593	$18,435,790

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Investment banking:
Capital raising	$66,335	$86,813
Advisory	2,869	1,138
Institutional brokerage:
Principal transactions	6,625	5,627
Agency commissions	23,408	22,157
Mortgage trading interest	17,650	—
Mortgage trading net investment loss	(1,237)	—
Asset management:
Base management fees	5,097	8,468
Incentive allocations and fees	1,008	(375)
Principal investment:
Interest	149,126	98,896
Net investment income (loss)	25,281	(3,858)
Dividends	3,699	3,440
Mortgage banking:
Interest	25,059	9,492
Net investment income	10,738	3,481
Other	3,041	2,496

Total revenues	338,699	237,775
Interest expense	153,483	74,822
Provision for loan losses	8,392	—

Revenues, net of interest expense and provision for loan losses	176,824	162,953

Non-Interest Expenses:
Compensation and benefits	83,497	75,799
Professional services	14,265	13,650
Business development	14,085	15,438
Clearing and brokerage fees	2,316	2,032
Occupancy and equipment	11,242	5,724
Communications	5,607	4,032
Other operating expenses	20,977	16,294

Total non-interest expenses	151,989	132,969

Net income before income taxes	24,835	29,984
Income tax (benefit) provision	(1,719)	5,572

Net income	$26,554	$24,412

Basic earnings per share	$0.16	$0.15

Diluted earnings per share	$0.16	$0.14

Dividends declared per share	$0.20	$0.34

Weighted average shares outstanding:
Basic	170,728	168,320

Diluted	171,031	169,444

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total	Comprehensive (Loss) Income
Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

Net loss									(170,910)	(170,910)	$(170,910)
Conversion of Class B shares to Class A shares	11,449,350	114	(11,449,350)	(114)						—
Issuance of Class A common shares	3,956,928	40			63,211		1,261			64,512
Repayment of employee stock purchase and loan plan receivable						1,149				1,149
Interest on employee stock purchase and loan plan					277	(277)				—
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $395)								39,481		39,481	39,481
Net change in unrealized gain (loss) on cash flow hedges								(2,296)		(2,296)	(2,296)

Comprehensive loss											$(133,725)

Dividends									(206,290)	(206,290)

Balances, December 31, 2005	159,373,483	$1,594	13,480,249	$135	$1,547,128	$(4,018)	$(15,602)	$(977)	$(224,090)	$1,304,170

Net Income									26,554	26,554	$26,554
Conversion of Class B shares to Class A shares	255,000	3	(255,000)	(3)						—
Issuance of Class A common shares	994,023	9			9,537		(1,865)			7,681
Interest on employee stock purchase and loan plan					63	(63)				—
Stock compensation expense for stock options and Employee Stock Purchase Plan					985					985
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $400)								(23,601)		(23,601)	(23,601)
Net change in unrealized gain (loss) on cash flow hedges								20,077		20,077	20,077

Comprehensive income											$23,030

Dividends									(33,917)	(33,917)

Balances, March 31, 2006	160,622,506	$1,606	13,225,249	$132	$1,557,713	$(4,081)	$(17,467)	$(4,501)	$(231,453)	$1,301,949

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$26,554	$24,412
Non-cash items included in earnings:
Incentive allocations and fees and net investment income from long-term investments	(15,787)	4,493
(Discount accretion) premium amortization on mortgage-backed securities	(2,855)	14,578
Premium amortization on loans held for investment	11,580	—
Derivative contracts marked-to-market	(795)	(1,065)
Depreciation and amortization	4,981	2,411
Loan provisions	9,379	112
Amortization of premium on interest rate cap	3,709	—
Other	(790)	770
Changes in operating assets:
Restricted cash	1,081	(2,345)
Receivables:
Interest	35,299	(3,521)
Due from servicer	(6,414)	(6,578)
Other	(4,098)	(2,073)
Due from clearing broker	(10,286)	(7,404)
Trading securities	(219,847)	(17)
Originations and purchases of mortgage loans held for sale, net of fees	(1,492,541)	(556,080)
Cost basis on sale and principal repayment of loans held for sale	1,188,736	237,169
Prepaid expenses and other assets	9,700	1,778
Reverse repurchase agreements related to broker-dealer activity	(11,278)	—
Changes in operating liabilities:
Trading account securities sold but not yet purchased	2,511	21,467
Repurchase agreements related to broker-dealer activities	282,778	—
Accounts payable, accrued expenses and other liabilities	(1,647)	(43,344)
Accrued compensation and benefits	(34,887)	(65,908)

Net cash used in operating activities	(224,917)	(381,145)

Cash flows from investment activities:
Purchases of mortgage-backed securities	(215,665)	(1,536,432)
Receipt of principal payments on mortgage-backed securities	346,348	877,734
Proceeds from sales of mortgage-backed securities	6,969,444	542,508
Proceeds from (purchases of) reverse repurchase agreements, net	115,119	(44,869)
Purchases of loans held for investment	(201)	—
Receipt of principal repayment from loans held for investment	560,074	20
Proceeds from sales of mortgage loans	344,846	—
Proceeds from sales of real estate owned	3,274	—
Purchases of long-term investments	(38,512)	(38,832)
Proceeds from sales of long-term investments	72,527	7,962
Purchase of First NLC Financial Services, LCC, net of cash	—	(64,986)
Purchases of fixed assets	(1,322)	(7,997)

Net cash provided by (used in) investing activities	8,155,932	(264,892)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	25,000
Repayments of long-term debt	(970)	(970)
(Repayments of) proceeds from repurchase agreements, net	(780,658)	998,305
Repayments of commercial paper, net	(6,573,930)	(381,148)
Repayments of temporary subordinated loan	(75,000)	—
Proceeds from securitization financings, net	34,782	—
Repayments of securitization financing	(551,637)	—
Dividends paid	(33,818)	(64,822)
Proceeds from issuance of common stock	315	235

Net cash (used in) provided by financing activities	(7,980,916)	576,600

Net decrease in cash and cash equivalents	(49,901)	(69,437)
Cash and cash equivalents, beginning of period	238,615	224,371

Cash and cash equivalents, end of period	$188,714	$154,934

Supplemental Cash Flow Information:
Cash payments for interest	$172,159	$71,021
Cash payments for taxes	$6,488	$16,844

Note:	A portion of the Company’s acquisition of First NLC Financial Services, LLC was a non-cash transaction see Note 2.

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (“FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

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

The Company accounted for the acquisition of First NLC in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141) using the purchase method of accounting. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

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

The following presents unaudited pro forma consolidated results for the three months ended March 31, 2005, as though the acquisition had occurred as of January 1, 2005.

Three Months Ended March 31, 2005
Gross revenues, as reported	$237,775
Revenues, net of interest expense, as reported	162,953
Net earnings, as reported	24,412
Gross revenues, pro forma	250,533
Revenues, net of interest expense, pro forma	173,009
Net earnings, pro forma	23,153
Earnings per common share:
Basic, as reported	$0.15

Diluted, as reported	$0.14

Basic, pro forma	$0.14

Diluted, pro forma	$0.14

3.	Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Government and agency-backed securities	$1,143,627	$152,199	$922,378	$150,369
Asset-backed securities	71,992	—	43,372	—
Corporate bond securities	490	2	1,299	—
Corporate equity securities	36,376	857	65,589	178

	$1,252,485	$153,058	$1,032,638	$150,547

The weighted average coupon for fixed income trading securities owned and for fixed income securities sold but not yet purchased were 5.40% and 4.46%, respectively, as of March 31, 2006. The Company funds investments in such trading securities owned primarily with repurchase agreement borrowings (see Note 4). As of March 31, 2006 and December 31, 2005, $1,198,390 and $963,772, respectively, of these securities were pledged as collateral for repurchase agreements.

In conjunction with its fixed income trading activity, the Company enters into reverse repurchase agreements with mortgage originators and other third parties that hold mortgage loans and mortgage securities. The outstanding balance of these transactions was $159,197 and the weighted average coupon was 4.56% as of March 31, 2006. The outstanding balance of these transactions was $147,918 and the weighted average coupon was 3.75% as of December 31, 2005.

The Company receives collateral under reverse repurchase agreements. In many instances, the Company is permitted to rehypothecate securities received as collateral. At March 31, 2006 and December 31, 2005, the Company had received securities as collateral that can be repledged, delivered or otherwise used with a fair value, including accrued interest, of $159,269 and $148,112, respectively. Of these securities received as collateral, those with a fair value of $157,253 and $147,502 were delivered or repledged, generally as collateral under repurchase agreements or to cover securities sold but not yet purchased positions as of March 31, 2006 and December 31, 2005, respectively.

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. In general, the corporate equity obligations will relate primarily to over-allotments associated with the Company’s underwriting activities. Accordingly, these transactions when unrelated to over-allotments result in off-balance-sheet risk as the Company’s ultimate obligation to satisfy the sale of securities sold but not yet purchased may exceed the current value recorded in the consolidated balance sheets.

Principal Investments

Mortgage-related and long-term investments consisted of the following as of the dates indicated:

	March 31, 2006	December 31, 2005
Mortgage-Related Investments:
Agency mortgage backed securities:
Fannie Mae	$470,177	$5,840,238
Freddie Mac	200,159	1,645,293
Ginnie Mae	45,960	154,193

	716,296	7,639,724
Private-label mortgage-backed securities (1)	175,863	362,837

Total mortgage-backed securities (2)	892,159	8,002,561

Mortgage Loans:
Loans held for investment, net (3)	6,254,819	6,841,266
Loans held for sale, net	914,442	963,807

Total mortgage loans	7,169,261	7,805,073

Reverse repurchase agreements	179,983	283,824

Total mortgage-related investments	8,241,403	16,091,458

Long-term Investments
Merchant Banking:
Marketable equity securities	145,346	217,153
Non-public equity securities	85,352	54,388
Other	—	1,438
Preferred equity investment	5,000	5,000
Equity method investments	42,919	41,977
Residual interest in securitization	14,577	14,577
Cost method and other investments	5,592	6,301
Investment securities—marked to market	7,206	6,810

Total long-term investments	305,992	347,644

Total mortgage-related and long-term investments	$8,547,395	$16,439,102

(1)	Private-label mortgage-backed securities (MBS) held by the Company as of March 31, 2006 and December 31, 2005 were primarily rated A or higher by Standard & Poors.
(2)	The Company’s MBS portfolio is comprised primarily of adjustable-rate MBS, substantially all of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the portfolio at March 31, 2006 and December 31, 2005 was 4.53% and 4.04%, respectively.
(3)	The weighted-average coupon of the Company’s mortgage loan portfolio held for investment at March 31, 2006 and December 31, 2005 was 7.26% and 7.27%, respectively.

Mortgage-Backed Securities and Long Term Investments

The Company’s available-for-sale securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of March 31, 2006 and December 31, 2005 were:

	March 31, 2006
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)	$892,787	$1,001	$(1,629)	$892,159
Marketable equity securities	166,588	7,443	(28,685)	145,346

	$1,059,375	$8,444	$(30,314)	$1,037,505

(1)	The amortized cost of MBS includes unamortized net discount of $4,525 at March 31, 2006.

	December 31, 2005
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (2):
Available-for-sale	$7,987,437	$—	$—	$7,987,437
Trading	15,120	4	—	15,124
Marketable equity securities	215,349	15,958	(14,154)	217,153

	$8,217,906	$15,962	$(14,154)	$8,219,714

(2)	The amortized cost of MBS includes unamortized discount of $77,531 at December 31, 2005.

The following table provides further information regarding the duration of unrealized losses as of March 31, 2006:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$375,548	$(1,629)	$373,919	$—	$—	$—
Marketable equity securities	133,155	(28,685)	104,470	—	—	—

	$508,703	$(30,314)	$478,389	$—	$—	$—

The unrealized losses on mortgage-backed securities are due to interest rate increases and are not related to credit quality issues. All of the mortgage-backed securities held by the Company with unrealized losses are either guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae or are rated A or higher by Standard & Poors. The Company does not deem these investments to be other-than-temporarily impaired because the decline in market value is attributable to interest rate increases and because the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity. Additionally, there is limited severity and duration in the decline of value of these securities.

The Company has evaluated its portfolio of marketable equity securities for impairment as of March 31, 2006. For each of the securities, the Company reviewed the underlying causes for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on that evaluation the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of the cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006. We will continue to evaluate these investments at each reporting period end. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recognized as a loss in the statement of operations at the time the determination is made.

During the three-months ended March 31, 2006, the Company received $6,969,444 from sales of mortgage-backed securities resulting in gross gains and losses of $15,199 and $(7,561), respectively, and received $68,710 from sales of marketable equity securities resulting in gross gains and losses of $12,292 and $-0-, respectively. Included in mortgage-backed securities sold and the related gains and losses are $32,768 of mortgage-backed securities purchased and classified as trading during the three-months ended March 31, 2006. The Company recognized realized gains of $61 on these trading securities during the three months ended March 31, 2006. During the three-months ended March 31, 2005, the Company received $542,508 from sales of mortgage-backed securities with gross gains and losses of $497 and $(1,224), respectively, and received $202 from sales of marketable equity securities with gross gains and losses of $52 and $-0-, respectively. Included in mortgage-backed securities sold and the related gains and losses are $228,138 of mortgage-back securities purchased and classified as trading during the quarter 2005. The Company recognized realized losses of $476 on these trading securities during the three months ended March 31, 2005.

As of March 31, 2006 and December 31, 2005, $866,180 and $7,864,567 (each representing fair value excluding principal receivable), respectively, of the mortgage-backed securities were pledged as collateral for repurchase agreements and commercial paper borrowings. In addition, $5,278 and $68,890, respectively, of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

During 2005, the Company securitized and sold approximately $1,400,000 in mortgage-backed securities collateralized with mortgage loans. The Company sold all senior securities to third parties but retained a subordinated residual interest from the First NLC Trust 2005-4 securitization transaction. The Company receives annual net servicing fees approximating 0.32 percent of outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received all required payments in their respective periods. The investors and the securitization trusts noted above have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investor’s interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred mortgage loans. As of March 31, 2006 and December 31, 2005, the fair value of retained servicing rights was $5,982 and $6,177, respectively, and the residual interest was $14,577 reflecting no unrealized gains or losses.

Mortgage Loans

Loans held for sale, net, and loans held for investment, net, were comprised of the following:

Loans Held for Sale, net

	March 31, 2006	December 31, 2005
Principal balance	$916,950	$969,491
Deferred origination costs, net and unamortized premiums	4,883	15,039
Allowance for lower of cost or market value	(7,391)	(20,723)

Loans held for sale, net	$914,442	$963,807

Loans Held for Investment, net

	March 31, 2006	December 31, 2005
Principal balance	$6,138,793	$6,705,292
Unamortized premiums	137,484	150,093
Allowance for loan losses	(21,458)	(14,119)

Loans held for investment, net	$6,254,819	$6,841,266

The allowance for loan losses on loans held for investment is summarized as follows for the period ended:

	March 31, 2006	March 31, 2005
Balance, beginning of period	$14,119	$—
Provision	8,392	—
Charge-offs, net	(1,053)	—

Balance, end of period	$21,458	$—

Mortgage loans 90 or more days past due totaled $291,811 and $188,744 as of March 31, 2006 and December 31, 2005, respectively.

During 2005, the Company purchased mortgage insurance on a portion of mortgage loans held for investment. The mortgage insurance insures the Company against certain losses on the covered loans, and assists the Company in reducing its credit risk by lowering the effective loan-to-value ratios on the applicable mortgage loans. As of March 31, 2006, approximately $800,000 in principal balance of mortgage loans held for investment was covered by such mortgage insurance.

The Company finances its mortgage loan portfolio through warehouse repurchase agreements and securitization financing transactions, which are described in Note 4. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of March 31, 2006 and December 31, 2005.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of March 31, 2006, approximately 34%, 13%, 7% and 7% of the properties were located in California, Florida, Illinois and New York, respectively. The remaining properties securing the Company’s Mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

Reverse Repurchase Agreements

Through Arlington Funding, LLC (Arlington Funding), a commercial paper conduit managed by the Company (see Note 4), the Company provides warehouse financing to mortgage originators. As of March 31, 2006 and December 31, 2005, the outstanding balance of such financings was $20,786 and $135,906, respectively, and the weighted average coupon was 5.20% and 4.74%, respectively. The Company funds its advances through commercial paper borrowings.

4.	Borrowings:

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

Arlington Funding is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgages and providing warehouse financing in the form of reverse repurchase agreements to the Company and its affiliates and to mortgage originators with which the Company has a relationship. The Company serves as administrator for Arlington Funding’s commercial paper program and provides collateral as well as guarantees for commercial paper issuances. As part of those guarantees, the Company has pledged $5,001 in cash to collateralize its obligation. Through these arrangements, the Company is the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s financing capacity through Arlington Funding is $5,000,000.

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

	March 31, 2006			December 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)
Outstanding balance	$423,020	$1,296,394	$904,345	$6,996,950	$1,653,599	$1,045,020
Weighted-average rate	4.85%	4.78%	5.62%	4.37%	4.39%	5.16%
Weighted-average term to maturity	22.9 days	18.8 days	NA	19.9 days	18.4 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

	March 31, 2006			March 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	$2,270,743	$705,948	$1,225,561	$7,322,133	$3,871,327	$351,551
Weighted-average rate during the three months ended	4.45%	4.46%	5.28%	2.59%	2.56%	3.69%

Securitization Financing

From time to time, the Company issues asset-backed securities through securitization trusts to finance a portion of the Company’s portfolio of loans held for investment. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization activity is accounted for as a financing since the securitization trusts do not meet the qualifying special purpose entity criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust. As of March 31, 2006, the Company has issued approximately $7,200,000 of asset-backed securities. Of these asset-backed securities issued by the Company, as described below, $6,126,317 is outstanding as of March 31, 2006. In March 2006, the Company sold $44,170 of asset-backed securities to a third party at a discount of $9,400.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.20% and 4.76% as of March 31, 2006 and December 31, 2005, respectively. Although the stated maturities for each of these securities are 30 years, the Company expects the securities to be fully repaid prior thereto due to borrower prepayments.

As of March 31, 2006 and December 31, 2005, the outstanding balance of the securities was as follows:

	March 31, 2006	December 31, 2005
Security balance	$6,147,020	$6,654,187
Discount on bonds, net	(20,703)	(11,989)

Balance of securitization financing, net	$6,126,317	$6,642,198

Current balance of loans collateralizing the securities	$6,138,793	$6,705,292

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $11,426 and $12,808 as of March 31, 2006 and December 31, 2005, respectively, and are included in prepaid expenses and other assets in the consolidated balance sheets. The discount and deferred costs are amortized as a component of interest expense over the life of the debt.

See also Note 5 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Long-Term Debt

As of March 31, 2006 and December 31, 2005, the Company had issued a total of $317,500 of long-term debentures through TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 7.34% and 6.70% as of March 31, 2006 and December 31, 2005, respectively.

5.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (SFAS 133). These instruments include interest rate caps, Eurodollar futures contracts, borrower interest rate lock agreements, commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its short- and long-term borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities and mortgage loans. The counterparties to these instruments are U.S. financial institutions. Regarding interest rate caps, in exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity dates of the contracts. The following table summarizes these derivative positions as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements (1)	$3,803,377	$48,682	$4,710,928	$38,494
Eurodollar futures contracts (2)	5,331,000	5,729	—	—
No hedge designation:
Interest rate cap agreements (3)	1,441,171	382	980,821	219
Eurodollar futures contracts (4)	3,432,000	1,131	—	—

(1)	Comprised of five interest rate caps which mature between 2007 and 2010. The notional amounts of the caps amortize over the life of the agreements. The strike rates also vary over the life of the agreements between 4.08% and 6.10%.
(2)	The $5,331,000 total notional amount of Eurodollar futures contracts as of March 31, 2006 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2006 and 2008 and hedge short term borrowings of between $1,300,000 and $2,000.
(3)	Comprised of four interest rate caps maturing between 2008 and 2010 with strike rates between 3.84% and 10.50%.
(4)	Comprised of Eurodollar futures and Eurodollar future put option contracts with varying maturities between 2006 and 2011. The total notional amounts associated with the Eurodollar futures contracts and Eurodollar future put option contracts are $3,080,000 and $352,000, respectively. The fair values totaled $836 and $295, respectively.

When hedging the variability in interest payments associated with the Company’s borrowing activities, the notional amount of each derivative instrument is matched against a like amount of current and/or anticipated borrowings under repurchase agreements, commercial paper or the Company’s securitization financings. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was effective, while changes in value attributable to hedge ineffectiveness are reported in earnings. The Company recorded $896 in earnings related to ineffectiveness during the three months ended March 31, 2006. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The Company also uses various derivative instruments to economically hedge certain mortgage-backed security and mortgage loan positions. For example, Eurodollar futures contracts are used to hedge the fair value of certain mortgage-backed security positions, which are comprised of mortgage-backed securities classified as trading and commitments to purchase such mortgage-backed securities. The Company does not designate these derivative instruments, or certain interest rate caps as hedges under SFAS 133. The gains and losses on these derivatives are recorded to net investment income. For the three months ended March 31, 2006, the Company recorded a net gain of $4,537 on these derivatives.

The net effect of the Company’s hedging of the variability in interest payments was to increase interest expense by $1,018 for the three months ended March 31, 2006. These hedging activities decreased interest expense by $3,021 during the same periods in 2005. The total net gain deferred in accumulated other comprehensive income relating to these derivatives was $12,723 at March 31, 2006. Of this amount, $7,678 is expected to flow through the Company’s statement of operations over the next twelve months.

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. Interest rate locks related to the origination of loans held for sale and commitments to purchase and sell mortgage loans are accounted for as derivatives under SFAS 133. Outstanding interest rate locks totaled $446,000 as of March 31, 2006. There were no outstanding commitments to purchase mortgage loans at March 31, 2006. There were commitments to sell $496,000 of mortgage loans at March 31, 2006. Net gains and losses on these derivatives were approximately $20 during the three months ended March 31, 2006.

As of March 31, 2006, the Company had made forward commitments to purchase $41,000 in Hybrid ARM securities. These commitments to purchase mortgage-backed securities are designated as cash flow hedges of the anticipated purchases, and as of March 31, 2006 were valued at $(56), which was deferred as a loss to accumulated other comprehensive income. Gains and losses on commitments deferred to other comprehensive income are transferred from accumulated other comprehensive income to earnings over the life of the hedged item after settlement of the forward purchase or immediately to earnings when the commitment is net settled in a pair-off transaction. There were no paired-off transactions during the three months ended March 31, 2006 and 2005.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During the three months ended March 31, 2006 and 2005, the Company recorded net gains of $992 and net losses of $(901), respectively, related to these instruments. As of March 31, 2006 and December 31, 2005, the Company held stock warrants with a fair value of $2,591 and $1,599, respectively.

6.	Income Taxes:

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

During the three months ended March 31, 2006, the Company recorded a tax benefit of $1,719, for losses attributable to taxable REIT subsidiaries. The Company’s annualized effective tax rate at its taxable REIT subsidiaries was 43% for the three months ended March 31, 2006. During the three months ended March 31, 2005, the Company recorded $5,572 of income tax expense for taxable income attributable to its taxable REIT subsidiaries. The Company’s effective tax rate applicable to this 2005 income was 87%. The disparity between the effective tax rates reported in the three months ended March 31, 2005 and 2006 is due primarily to the non-deductible nature of the $7,500 charge recorded in the first quarter 2005 relating to the Company’s proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation (see Note 9).

7.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, FBR & Co. and FBR Investment Services, Inc. (FBRIS), are registered with the SEC and are members of the National Association of Securities Dealers, Inc. Additionally, Friedman, Billings, Ramsey International Ltd. (FBRIL) is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2006, FBR & Co. had net capital of $64,835 that was $58,480 in excess of its required minimum net capital of $6,355. As of March 31, 2006, FBRIS and FBRIL had net capital in excess of required amounts.

8.	Earnings Per Share:

The following tables present the computations of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	170,728	170,728	168,320	168,320
Stock options and restricted stock	—	303	—	1,124

Weighted average common and common equivalent shares outstanding	170,728	171,031	168,320	169,444

Net earnings applicable to common stock	$26,554	$26,554	$24,412	$24,412

Earnings per common share	$0.16	$0.16	$0.15	$0.14

As of March 31, 2006 and 2005, 2,682,594 and 2,647,800, respectively of outstanding options were anti-dilutive. In addition, 2,060,061 and 1,666,643 restricted common shares granted to employees are also included in the calculation of weighted average common equivalent diluted shares outstanding for the three months ended March 31, 2006 and 2005, respectively. See Note 10 for additional information regarding outstanding options and restricted stock.

9.	Commitments and Contingencies:

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received on the sale of loans in the event that the loans are repaid within a specified time period subsequent to sale. The Company maintains a liability reserve for its repurchase and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows for the three months ended March 31, 2006 and 2005 (the Company did not maintain a reserve for repurchase and premium recapture obligations prior to the acquisition of First NLC in February 2005):

	March 31, 2006	March 31, 2005
Balance at beginning of period/at acquisition of First NLC	$12,457	$8,238
Provision	6,069	531
Charge-offs	(4,719)	(1,695)

Balance at end of period	$13,807	$7,074

Litigation

As of March 31, 2006, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleges misstatements and omissions concerning (i) the SEC and NASD investigations described at page 20 relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the alleged conduct of FBR and certain FBR officers and employees in allegedly facilitating certain sales of CompuDyne shares. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

Shareholders’ Derivative Action

The Company has been named a nominal defendant, and certain current and former senior officers and directors have been named as defendants, in three shareholders’ derivative actions. Two of these actions, brought by Lemon Bay Partners LLC and Walter Boyle, are pending in the United States District Court for the Southern District of New York and have been consolidated, for pre-trial purposes only, with the pending putative class action securities lawsuits under the name In re FBR Inc. Securities and Derivative Litig. The third, brought by Gary Walter and Harry Goodstadt, has been filed in the Circuit Court for Arlington County, Virginia. All three cases claim that certain of the Company’s current and former officers and directors breached their duties to the Company based on allegations substantially similar to those in the In re FBR Inc. Securities Litig. et al. putative class action lawsuits described above. The Company has not responded to any of these complaints and no discovery has commenced. The Company cannot predict the likely outcome of this action or its likely impact on us at this time. The Board of Directors has established a special committee whose jurisdiction includes the Boyle and Walter/Goodstadt matters as well as consideration of shareholder demand letters which contain similar allegations, and the special committee has been authorized to make final decisions whether such litigation is in the Company’s best interests.

Other Litigation

Our subsidiary, First NLC Financial Services, LLC (“First NLC”), has been named in a putative class action in the U.S. District Court for the Northern District of Illinois (Cerda v. First NLC Financial Services, LLC), which alleges violations of the Fair Credit Reporting Act, 15 U.S.C. § 1681 et seq. First NLC is contesting this lawsuit vigorously, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time.

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

Other Legal and Regulatory Matters

Except as described above, as of March 31, 2006, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. The Company may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of March 31, 2006, $2,471 was subject to such potential future reversal.

10.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the three months ended March 31, 2006 and year ended December 31, 2005:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2006
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

2005
December 7, 2005	December 30, 2005	January 31, 2006	$0.20
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

Stock and Annual Incentive Plan (the Stock Plan)

Under the Stock Plan, the Company may grant options to purchase stock appreciation rights, performance awards and restricted and unrestricted stock for up to 14,900,000 shares of Class A common stock to eligible participants in the Plan. Participants include employees and officers of the Company and its subsidiaries. The Stock Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

Effective January 1, 2006, in accordance with SFAS No. 123(R) “Share-Based Payment” (SFAS 123R), the Company adopted a fair value based measurement method in accounting for all share based payment transactions with employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three months ended March 31, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the three months ended March 31, 2006 was $2.25. No options were granted during the three months ended March 31, 2005.

Compensation expense recognized in income for stock options for the three months ended March 31, 2006 was $422 and related tax benefit of $11. In addition, in accordance with the provisions of SFAS 123R, the Company recognized compensation expense of $563 relating to shares offered under the Employee Stock Purchase Plan for the period ended March 31, 2006. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Stock Plan. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share-based awards amortized over the vesting periods pursuant to SFAS 123.

Three months ended March 31, 2005
Net income	$24,412
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	31
Deduct: Stock-based employee compensation, net of tax effects	351

Pro forma net income	$24,092

Basic earnings per share—as reported	$0.15

Basic earnings per share—pro forma	$0.14

Diluted earnings per share—as reported	$0.14

Diluted earnings per share—pro forma	$0.14

A summary of option activity under the Stock Plan as of March 31, 2006, and changes during the three months then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted- average Remaining Contractual Life
Outstanding as of December 31, 2005	3,188,726	$17.4
Granted	217,500	$9.3
Cancelled	(98,170)	$17.5
Exercised	(43,568)	$6.1

Outstanding as of March 31, 2006	3,264,488	$17.0	2.6

Exercisable as of March 31, 2006	2,331,222	$17.8	2.1

As of March 31, 2006, there was $3,507 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan relating to 964,766 of nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the three months ended March 31, 2006 and 2005, the Company granted 538,098 shares and 872,043 shares, respectively, of such restricted Class A common stock at weighted average share prices of $9.81 per share and $18.92 per share, respectively. As of March 31, 2006 and December 31, 2005, a total of 2,060,061 and 2,038,340, respectively, shares of such restricted Class A common stock with an unamortized value of $17,467 and $15,602, respectively, is included in deferred compensation in shareholders’

equity. A summary of these unvested restricted stock awards as of March 31, 2006, and changes during the three months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vesting Period
Nonvested as of December 31, 2005	2,038,340	$16.40
Granted	538,098	$9.81
Vested	(513,877)	$13.81
Cancelled	(2,500)	$26.75

Nonvested as of March 31, 2006	2,060,061	$15.54	2.1

For the three months ended March 31, 2006 and 2005, the Company recognized $3,267 and $3,359, respectively, of compensation expense related to this restricted stock.

In addition, as part of the Company’s settlement of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. The Company issued 512,853 and 536,169 shares of restricted common stock valued at $5,679 and $9,978, respectively, to the trust for the three months ended March 31, 2006 and 2005, respectively, in settlement of such accrued incentive compensation.

Employee Stock Purchase Plan

The Company initiated the 1997 Employee Stock Purchase Plan (the Purchase Plan) on September 1, 1998. Under this Purchase Plan, eligible employees may purchase Class A common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. As discussed above, in accordance with the provisions of SFAS 123R, effective January 1, 2006 the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan.

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the shares of stock purchased under the plan. As of March 31, 2006 and December 31, 2005, the balance outstanding on these loans was $4,081 and $4,018, respectively. During the three months ended March 31, 2006 and 2005, $76 and $154, respectively, of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

11.	Segment Information:

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

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations (1)	Consolidated Totals
Three Months Ended March 31, 2006
Net revenues	$103,114	$7,436	$46,241	$20,033	$—	$176,824
Pre-tax income (loss)	6,699	(2,911)	29,861	(8,814)	—	24,835
Three Months Ended March 31, 2005
Net revenues	$117,784	$9,602	$28,843	$7,587	$(863)	$162,953
Pre-tax income	10,742	849	22,052	(2,796)	(863)	29,984

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

12.	Recent Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently assessing the impact and timing of adoption of SFAS 155.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140,” (SFAS 156) which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Adoption of SFAS 156 is required for financial periods beginning after September 15, 2006. The Company is currently assessing the impact and timing of adoption of SFAS 156, but does not expect the standard to have a material impact on the consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The Company adopted EITF 04-5 effective January 1, 2006. Adoption of this guidance did not have an impact on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 2006 and December 31, 2005, and the Notes thereto and the Company’s 2005 Annual Report on Form 10-K.

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

Principal Investing and Mortgage Banking

The majority of our principal investing is in mortgage related investments, particularly mortgage loans and mortgage-backed securities (MBS), but we also invest in merchant banking opportunities, including equity securities, mezzanine debt and senior loans, including non-real estate related assets, subject to maintaining our REIT status. As a result of our acquisition of First NLC in February 2005, we have initiated various mortgage banking activities.

Our mortgage related investment activities are subject to various risks, including, interest rate, prepayment risk and credit risk. For example, short-term interest rates have been increasing and may continue to increase. Such increases in short-term rates have caused LIBOR, the interest rate that is the basis for most of our funding costs, to increase. Because the financing arrangements we have for our mortgage assets, including securitization financing for loans held for investments, are floating-rate and adjust periodically, the interest expense on this funding increases directly as LIBOR increases. It is possible to mitigate some of the effects on earnings from increases in short-term rates by hedging with derivative instruments such as interest-rate cap, swaps, or futures. As of March 31, 2006, we have entered into various derivative instruments to substantially hedge the interest rate risk on our borrowings (see Note 5 to the financial statements for detail).

At the same time that short-term interest rates have risen, long-term interest rates have been relatively stable. This environment has led to the continuation of refinancing opportunities for mortgage borrowers and, thus, higher than historical prepayment speeds. Higher prepayment speeds cause us to amortize any premium (the amount paid in excess of par for the asset) we have in our mortgage portfolio at a faster rate thus reducing our reported net interest yield. These higher prepayment speeds may persist causing our yield in the mortgage portfolio to be lower than anticipated.

The increase in interest rates has not been accompanied by a comparable increase in coupons for non-conforming mortgage loans. Coupons on newly originated non-conforming loans have, in general, increased by less than half of the increase in the two-year swap rate over this period. The resulting compression in spread between these assets and related liabilities has resulted in lower profitability for non-conforming mortgage assets that are either held in portfolio or that are sold for cash. It is not known when or if coupons will fully adjust to reflect the higher cost of funds for these mortgage assets.

The Company is subject to credit risk as a result of our investments in mortgage loans. We manage credit risk by among other things, purchasing and originating loans at favorable loan to value ratios and for a portion of the portfolio by purchasing mortgage insurance. In addition to portfolio monitoring procedures performed by management, we employ third parties to monitor loan servicer performance, including loan collection activities and management of defaulted loans. There can be no assurance that the activities we employ to manage credit risk will be effective to manage the risk of mortgage loan default.

Our principal investing activities also include investments in merchant banking opportunities, including equity securities, mezzanine debt and senior loans. Our merchant banking portfolio includes investments in various industries, including financial services, real estate and mortgage banking. Such merchant banking investments in these industries may be subject to similar risks to those of our mortgage investing activities.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Historically, our mortgage investments have provided us with higher risk adjusted rates of return than most other investment opportunities we have evaluated. Although increases in short-term rates over the past year have reduced the rate of return on our mortgage investments, we have continued to maintain a high allocation of our assets and capital in this sector. There is no assurance that our past experience will be indicative of future results and that mortgage investments will provide higher rates of return than other investment alternatives. Consequently, we continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted returns available. This strategy will cause us to have different allocations of capital in different environments.

Capital Markets and Asset Management

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

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net income increased from $24.4 million during the first quarter of 2005 to $26.6 million during the first quarter of 2006. This increase is primarily due to increased gains in the sale of available-for-sale securities and sale of mortgage loans. These increases were offset by a decrease in investment banking revenue. The increase in non-interest expenses is due primarily to the recognition of a full quarter of expenses in 2006 related to First NLC and its operations as compared to 2005 results that include First NLC activities from the date of acquisition,

February 16, 2005, through March 31, 2005. This increase is offset by the $7.5 million of expenses recognized in the first quarter of 2005 relating to proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation relating to charges concerning the Company’s trading in a company account and the offering of a private investment in public equity on behalf of a public company in 2001. In addition, effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). Pursuant to the provisions of SFAS 123R, we recorded $1 million of compensation relating to such share-based payments. First quarter 2006 net income also includes $(1.7) million of income tax benefits as compared to $5.6 million of income tax expense recorded in the first quarter of 2005.

The Company’s net revenues increased 8.5% from $163.0 million in 2005 to $176.8 million in 2006 due to the following changes in revenues and interest expense.

Capital raising revenue decreased 23.6% from $86.8 million in 2005 to $66.3 million in 2006. The decrease is attributable to fewer lead or co-lead managed transactions completed in 2006 as compared to 2005. During the first quarter of 2006, the Company was lead or co-lead manager on 7 public equity offerings raising $914.3 million. During the first quarter of 2005, the Company was lead or co-lead manager on 6 public equity offerings raising $1.1 billion. In addition, the Company completed five private equity placements during the first quarter 2006 generating $36.2 million in revenues compared to two private equity placements in 2005 generating $40.6 million.

Advisory revenue increased 163.6% from $1.1 million in 2005 to $2.9 million in 2006 due primarily to an increase in the number of advisory engagements.

Institutional brokerage revenue from principal transactions increased 17.9% from $5.6 million in 2005 to $6.6 million in 2006 as a result of increases in both trading gains and trading volume. Institutional brokerage agency commissions increased 5.4% from $22.2 million in 2005 to $23.4 million in 2006 as a result of increases in trading volume.

In addition, the Company’s mortgage trading operations contributed $17.7 million in interest income to institutional brokerage activity. The mortgage trading interest income was offset by a net investment loss of $1.2 million related to these securities and $14.8 million of interest expense related to these trading activities.

Asset management base management fees decreased 40.0% from $8.5 million in 2005 to $5.1 million in 2006. The decrease is primarily attributable to the decrease in average productive assets under management in 2006 as compared to 2005, as well as a decrease in mutual fund administrative fees. Asset management incentive allocations and fees increased 350.0% from $(0.4) million in 2005 to $1.0 million in 2006 primarily as a result of fund performance during the period.

Revenues from our principal investment and mortgage banking activities, net of related interest expense, totaled $80.9 million for the three months ended March 31, 2006 compared to $39.0 million for the three months ended March 31, 2005. As described below, this increase in revenues net of interest expense is driven by an increase in net investment income from principal investing activities, primarily increased gains on available-for-sale securities, and increased gains on the sale of mortgage loans which reflects a full quarter in 2006 of First NLC’s operations as compared to a half quarter in 2005, as well as an increase in net interest income from mortgage related investments. The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Three months ended March 31, 2006			Three months ended March 31, 2005
	Average Balance	Income/ (Expense)	Yield/ Cost	Average Balance	Income/ (Expense)	Yield/ Cost
Mortgage-backed securities	$3,061,759	$34,734	4.54%	$11,552,625	$98,660	3.42%
Mortgage loans	7,808,224	136,818	7.01%	350,440	6,529	7.45%
Reverse repurchase agreements	144,930	1,804	4.98%	390,536	2,992	3.06%

	$11,014,913	173,356	6.29%	$12,263,601	108,181	3.53%

Other (1)		829			207

		174,185			108,388

Repurchase agreements	$705,948	(7,874)	(4.46)%	$3,871,327	(24,794)	(2.56)%
Commercial paper	2,270,743	(25,278)	(4.45)%	7,322,133	(47,470)	(2.59)%
Mortgage financing credit facilities	1,225,561	(16,180)	(5.28)%	351,551	(3,247)	(3.69)%
Securitization	6,460,658	(82,657)	(5.12)%	—	—	—
Derivative contracts (2)	—	(1,018)		—	3,021

	$10,662,910	(133,007)	(4.99)%	$11,545,011	(72,490)	(2.51)%

Net interest income/spread		$41,178	1.30%		$35,898	1.02%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As a result of the First NLC acquisition in February 2005 and the repositioning of the MBS portfolio to eliminate a negative spread on much of the portfolio, the Company’s 2006 principal investment portfolio composition shifted significantly from that of the same period in 2005. In connection with the repositioning of the mortgage-backed securities portfolio, the Company liquidated $7.0 billion of securities from this portfolio during the first quarter of 2006. As a result of these sales, the related repurchase agreement and commercial paper borrowings used to fund these investments likewise decreased significantly. In contrast, the first quarter 2006 mortgage loan portfolio and related funding liabilities, while comparable to the fourth quarter of 2005, have increased significantly from those of the first quarter 2005, representing the majority of the principal investment portfolio at March 31, 2006.

As shown in the table above, net interest income increased by $5.3 million from the three months ended March 31, 2005 to the three months ended March 31, 2006. This increase was due an increase in the average balance of mortgage loans which have higher yields than those earned on our MBS portfolio offset by increased borrowing costs due to continued increases in short term interest rates. Amortization expense totaled $8.5 million during the quarter ended March 31, 2006 compared to $14.6 million during the quarter ended March 31, 2005.

Net interest income from the MBS portfolio decreased by $28.7 million from $32.0 million in 2005 to $3.3 million in 2006 due to a decrease in the average balance of the MBS portfolio and decrease in the net interest spread earned on the portfolio from $11.5 billion and 0.96% in 2005 to $3.1 billion and 0.09% in 2006.

Mortgage loan portfolio and mortgage banking related interest income was $138.6 million with related interest expense of $100.5 million, resulting in net interest income of $38.1 million for the three months ended March 31, 2006. This net interest income includes $29.1 million relating to loans held for investment and $9.0 million relating to mortgage banking activities, primarily loans held for sale, for the three months ended March 31, 2006. This compares to mortgage loan portfolio and mortgage banking related interest income of $9.6 million with related interest expense of $5.9 million, resulting in net interest income of $3.7 million for the three months ended March 31, 2005.

In addition to net interest income, the Company recorded $3.7 million in dividend income from its merchant banking equity investment portfolio in 2006, compared to $3.4 million during 2005. The increase in dividend income was primarily due to the increase in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio. The Company realized a net investment income of $25.3 million during 2006 compared to net investment loss of $3.9 million in 2005. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	Three months ended March 31,
	2006	2005
Realized gains on sale of equity investments and mortgage-backed securities	$19,602	$(198)
Income (loss) from equity method investments	1,775	(3,245)
Gains (losses) on investment securities—marked-to-market, net	1,171	(592)
Other, net	2,733	177

	$25,281	$(3,858)

During the three months ended March 31, 2006 and 2005, the Company sold $1.5 billion and $242 million of loans, respectively, and earned a gross premium of 1.59% and 3.28%, respectively. The components of net investment income from mortgage banking activities are as follows (dollars in thousands):

	Three months ended March 31,
	2006	2005
Gross gain from loan sale transactions, including hedge activities	$23,836	$7,938
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	7,250	994
Direct loan origination costs, net of fees earned	5,848	3,463

	$10,738	$3,481

Other revenues increased from $2.5 million in 2005 to $3.0 million in 2006 primarily due to earning $0.3 million in servicing fees and recording a gain on sale of our trust services operations of $0.2 million.

The Company recorded the following provision for loan losses relating to loans held for investment (dollars in thousands):

	Three months ended March 31,
	2006	2005
Total provision for loan losses	$8,392	$—

Allowance for loan losses at period end	$21,458	$—

Allowance for loan losses as a percentage of the principal balance at period end	0.35%	—%

The Company’s mortgage loan portfolio is comprised of loans predominately originated in 2005 and purchased by the Company in the second half of 2005 and therefore has a limited history. For the three months ended March 31, 2006 and 2005, the Company’s average loans held for investment balance was $6.7 billion and $9.5 million, respectively. For the three months ended March 31, 2006 and 2005, the Company recorded provisions for loan losses relating to its portfolio of loans held for investment $8.4 million and $-0- million, respectively.

We evaluate the adequacy of the allowance based upon known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current and expected future economic conditions as well as assumptions regarding loss severity and frequency.

The loan loss provision reflects the consideration of these factors and the estimate of losses incurred during the period that likely will be realized during the next twelve months. As the portfolio of loans held for investment matures, the Company expects the incidence of incurred losses to increase. Since our accounting policy is based on estimating incurred losses, we anticipate increases in loan loss provisions during the remainder of 2006 and 2007 over the current rate as the default and loss rates attributable to the seasoning of the loan portfolio likely will increase during future periods. The allowance for loan losses established through loan loss provisions is reduced as actual losses are realized. The Company will continue to monitor the performance trends of its portfolio and also compare the portfolio’s performance to the observed industry performance of similarly seasoned loan portfolios. This industry data provides additional information to support the determination of loan loss provisions and the related allowance for loan losses during the early life of the portfolio as actual portfolio performance develops.

Interest expense unrelated to our principal investing, mortgage banking and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $2.3 million in 2005 to $6.0 million in 2006 due to increased long-term borrowings of $195 million subsequent to the first quarter 2005.

Total non-interest expenses increased 14.3% from $133.0 million in 2005 to $152.0 million in 2006. This increase is due primarily to the recognition of a full quarter of expenses in 2006 related to First NLC and its operations, as compared to 2005 results that include First NLC activities from the date of acquisition, February 16, 2005, through March 31, 2005. This increase is offset by the $7.5 million of expenses recognized in the first quarter of 2005 relating to proposed settlements with the SEC and NASD’s Department of Market Regulation. This increase is further offset by a decrease in variable compensation as a result of decreased investment banking revenues.

Compensation and benefits expense increased 10.2% from $75.8 million in 2005 to $83.5 million in 2006. This increase was primarily due to a $10.9 million increase in First NLC compensation attributable to incurring a full quarter of First NLC related costs in 2006 as compared to half a quarter in 2005 and a net increase in its headcount related to expansion of its origination platform. This increase as well as the $1 million of compensation expense recorded pursuant to SFAS 123R is offset by a $5.5 million decrease in variable compensation associated with decreased investment banking revenues.

Professional services increased 4.4% from $13.7 million in 2005 to $14.3 million in 2006 primarily due to an increase of $1.0 million attributable to incurring a full quarter of First NLC related costs in 2006 as compared to half a quarter in 2005.

Business development expenses decreased 8.4% from $15.4 million in 2005 to $14.1 million in 2006. This decrease is primarily due to a decrease in advertising costs and costs associated with the Company’s sponsorship of the PGA Tour’s FBR Open.

Clearing and brokerage fees increased 15.0% from $2.0 million in 2005 to $2.3 million in 2006. The increase is due to increased equity trading volumes as well as mortgage trading activity initiated subsequent to first quarter of 2005.

Occupancy and equipment expense increased 96.5% from $5.7 million in 2005 to $11.2 million in 2006, including an increase of $0.9 million in depreciation expense from $2.4 million in 2005 to $3.3 million in 2006. This overall increase is primarily due to the investments made in expanding and upgrading office space at our Arlington facilities, upgrades of technology, as well as an increase in costs associated with First NLC, reflecting a full quarter of its operations as compared to half a quarter in 2005.

Communications expense increased 40.0% from $4.0 million in 2005 to $5.6 million in 2006 primarily due to increased costs related to market data and customer trading services as well as increased costs associated with First NLC, reflecting a full quarter of its operations as compared to half a quarter in 2005.

Other operating expenses increased 28.8% from $16.3 million in 2005 to $21.0 million in 2006. This change reflects the increase of approximately $12.4 million in servicing fees and insurance related to the mortgage loan portfolio offset by the $7.5 million incurred in 2005 relating to the proposed settlements with the SEC and the NASD’s Department of Market Regulation.

The total income tax provision (benefit) decreased from $5.6 million in 2005 to $(1.7) million in 2006 due to decreased taxable income related to the investment banking operations and a loss incurred by First NLC in 2006 as compared to 2005. The Company’s annualized effective tax rate at its taxable REIT subsidiaries was 43% for the three months ended March 31, 2006 compared to 87% in 2005. The disparity between the effective tax rates is due primarily to the non-deductible nature of the $7.5 million accrued during the first quarter of 2005 relating to the Company’s proposed settlements with the SEC and the NASD’s Department of Market Regulation.

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

As of March 31, 2006, the Company’s indebtedness totaled $9.5 billion, which resulted in a leverage ratio of 7.3 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding and Arlington Funding, securitization financing and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings, Inc. (TRS Holdings). Such long-term debt issuances have totaled $317.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of March 31, 2006, we had $323.9 million of long-term corporate debt.

As of March 31, 2006, the Company had outstanding securitization financing liabilities of $6.1 billion. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of debt is reduced as the underlying loan collateral is paid down. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.20% as of March 31, 2006.

In July 2005, we entered into a $200 million, 364-day senior unsecured credit agreement with various financial institutions. This facility includes a one-year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs. There were no borrowings outstanding under this facility as of March 31, 2006.

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

	March 31, 2006			December 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)
Outstanding balance	$423,020	$1,296,394	$904,345	$6,996,950	$1,653,599	$1,045,020
Weighted-average rate	4.85%	4.78%	5.62%	4.37%	4.39%	5.16%
Weighted-average term to maturity	22.9 days	18.8 days	NA	19.9 days	18.4 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of March 31, 2006, liquid assets consisted primarily of cash and cash equivalents of $188.7 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $892.2 million in MBS, $7.2 billion in non-conforming mortgage loans, $306.0 million in long-term investments, $1.3 billion in trading securities, a receivable due from servicer of $136.0 million, and a receivable due from our clearing broker of $81.4 million as of March 31, 2006.

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

As of March 31, 2006, our mortgage-backed securities portfolio was comprised primarily of agency-backed ARM and Hybrid ARM securities. Excluding principal receivable, which totaled $5.6 million, the total par of the portfolio was $891.7 million and fair value of the portfolio was $886.6 million. As of March 31, 2006, the weighted average coupon of the portfolio was 4.53%. Our portfolio of non-conforming mortgage loans held for investment is also comprised substantially of Hybrid ARMs. As of March 31, 2006, the principal balance of the mortgage loan portfolio was $6.1 billion and the weighted average coupon was 7.26%.

The actual yield on the MBS and the mortgage portfolio is affected by the price paid to acquire or the deferred net costs incurred to originate the investment. Our cost basis in MBS and mortgage loans is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. Based on our

December, 2005 decision to reposition the MBS portfolio and the resulting writedown of the securities to fair value as of December 31, 2005, the MBS portfolio had a discount of $4.5 million (0.51% of the unpaid principal balance or par value ) as of March 31, 2006. The mortgage portfolio had net premium of $137 million (2.2% of the unpaid principal balance or par value), including deferred net origination costs as of March 31, 2006.

The following table provides additional detail regarding the Company’s merchant banking investments as of March 31, 2006 (dollars in thousands).

	March 31, 2006
Merchant Banking Investments	Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Aames Investment Corporation	4,708	$37,216	$26,741
Amtrust Financial Services (1)	2,559	16,749	16,749
Asset Capital Corporation, Inc. (1)	949	7,500	7,500
Castlepoint Holdings (1)	500	4,650	4,650
Cmet Finance Holdings, Inc. (1)(2)	65	2,310	2,310
ECC Capital (2)	3,940	8,905	5,989
Fieldstone Investment Corporation	3,588	49,734	42,342
Government Properties Trust	210	2,100	2,003
Highland Hospitality	306	3,767	3,890
Legacy Reserves (1)	619	9,894	9,894
Lexington Strategic Asset Corporation (1)	538	5,000	5,000
Matrix Bancorp (3)	220	3,887	4,840
New Century Financial Corporation	321	11,585	14,781
New York Mortgage Trust, Inc. (2)	200	1,324	1,080
People’s Choice Financial Corporation (1)(2)	3,500	19,250	19,250
Quanta Capital Holdings Ltd. (2)	2,871	14,640	8,612
Saxon Capital, Inc. (2)	1,679	19,026	17,532
Specialty Underwriters Alliance, Inc. (2)	1,242	7,653	8,448
Taberna Realty Finance Trust (1)	986	10,000	10,000
Tower Group, Inc.	63	533	1,448
Vintage Wine Trust, Inc. (1)	1,075	10,000	10,000
Whittier Energy Corporation	896	5,000	6,461
Preferred equity investment		5,000	5,000
Other		1,217	1,178

Total Merchant Banking Investments		$256,940	$235,698

(1)	As of March 31, 2006 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(2)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges.
(3)	As of March 31, 2006, the Company is restricted from selling its shares.

Net unrealized gains and losses related to our mortgage portfolio and merchant banking investments that are included in “accumulated other comprehensive loss” in our balance sheet totaled $16.8 million and $(21.2) million, respectively, as of March 31, 2006. If we choose to liquidate these securities or we determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. (NASD). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of March 31, 2006, FBR & Co. had total regulatory net capital of $64.8 million, which exceeded its required net capital of $58.5 million by $6.3 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

The Company declared the following distributions during the three months ended March 31, 2006 and year ended December 31, 2005:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2006
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

2005
December 7, 2005	December 30, 2005	January 31, 2006	$0.20
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short and long-term debt, non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next six years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (1)	$—	$970	$970	$970	$970	$320,038	$323,918
Minimum rental and other contractual commitments	14,789	21,354	21,223	14,954	14,159	46,836	133,315
Securitization financing on loans held for investment (2)	—	—	—	—	—	6,147,020	6,147,020
Capital commitments (3)	—	—	—	—	—	—	—

Total Contractual Obligations	$14,789	$22,324	$22,193	$15,924	$15,129	$6,513,894	$6,604,253

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. The Company will incur approximately $17.8 million in interest related to these long-term debt securities in the next three quarters of 2006. Based on the 3-month LIBOR of 4.71% as of March 31, 2006, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317.5 million of long-term debt securities would be approximately $23.3 million for the year ending December 31, 2006. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior due to borrower prepayments and/or possible clean-up calls.
(3)	The table above excludes $6.6 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot determine when, if ever, the commitments will be called.

The Company also has short-term commercial paper and repurchase agreement liabilities of $423.0 million and $2.2 billion, respectively, as of March 31, 2006. See Note 4 for further information.

As of March 31, 2006, the Company had made interest rate lock agreements with mortgage borrowers and commitments to sell mortgage loans of $446 million and $496 million, respectively.

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

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is subject to interest-rate risk as a result of its principal investment and mortgage banking activities. Through these activities, the Company invests in mortgage-backed securities and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparty to the Company’s derivative agreements at March 31, 2006 are U.S. financial institutions.

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

The Company records its derivatives at fair value. The differential between amounts paid and received for derivative instruments designated as hedges is recorded as an adjustment to interest expense. In addition, the Company records the ineffectiveness of its hedges, if any, in earnings for the respective periods. In general (i.e., presuming the hedged risk is still probable of occurring), in the event of early termination of these derivatives, the Company receives or makes a payment based on the fair value of the instrument, and the related deferred gain or loss recorded in other comprehensive income is amortized into income or expense over the original hedge period.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at March 31, 2006.” Actual results could differ significantly from these estimates. The estimated change in value of the mortgages loans and mortgage-backed securities reflects an effective duration of 1.35 and 1.06, respectively. The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the mortgage-backed securities, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at March 31, 2006	Value at March 31, 2006 with 100 basis point increase in interest rates	Percent Change	Value at March 31, 2006 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage securities	$906,736	$895,719	(1.22)%	$914,942	0.91%
Mortgage loans	7,169,261	7,050,968	(1.65)%	7,244,539	1.05%
Derivative assets	92,723	152,732	64.72%	32,343	(65.12)%
Reverse repurchase agreements	179,983	179,983	—	179,983	—
Other	2,410,890	2,410,890	—	2,410,890	—

Total Assets	$10,759,593	$10,690,292	(0.64)%	$10,782,697	0.21%

Liabilities
Repurchase agreements and commercial paper	$2,623,759	$2,623,759	—	$2,623,759	—
Securitization financing	6,126,317	6,126,317	—	6,126,317	—
Derivative liabilities	36,855	57,941	57.21%	15,769	(57.21)%
Other	670,713	670,713	—	670,713	—

Total Liabilities	9,457,644	9,478,730	0.22%	9,436,558	(0.22)%

Shareholders’ Equity	1,301,949	1,211,562	(6.94)%	1,346,139	3.39%

Total Liabilities and Shareholders’ Equity	$10,759,593	$10,690,292	(0.75)%	$10,782,697	0.21%

Book Value per Share	$7.60	$7.08	(6.94)%	$7.86	3.39%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of March 31, 2006 (dollars in thousands, except per share amounts).

	Value at March 31, 2006	Value of Equity at March 31, 2006 with 10% Increase in Price	Percent Change	Value at March 31, 2006 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$145,346	$159,881	10.00%	$130,811	(10.00)%
Equity method investments	42,919	47,211	10.00%	38,627	(10.00)%
Investment securities—marked to market	7,206	7,927	10.00%	6,485	(10.00)%
Other long-term investments	5,592	5,592	—	5,592
Trading securities—equities	36,376	40,014	10.00%	32,738	(10.00)%
Other	10,522,154	10,522,154	—	10,522,154	—

Total Assets	$10,759,593	$10,782,779	0.22%	$10,736,407	(0.22)%

Liabilities	$9,457,644	$9,457,644	—	$9,457,644	—

Shareholders’ Equity
Common stock	1,738	1,738	—	1,738	—
Paid-in-capital	1,557,713	1,557,713	—	1,557,713	—
Employee stock loan receivable	(4,081)	(4,081)	—	(4,081)	—
Deferred compensation	(17,467)	(17,467)	—	(17,467)	—
Accumulated comprehensive income	(4,501)	10,034	322.93%	(19,036)	322.93%
Retained earnings	(231,453)	(222,802)	(3.74)%	(240,104)	3.74%

Total Shareholders’ Equity	1,301,949	1,325,135	1.78%	1,278,763	(1.78)%

Total Liabilities and Shareholders’ Equity	$10,759,593	$10,782,779	0.22%	$10,736,407	(0.22)%

Book Value per Share	$7.60	$7.74	1.78%	$7.47	(1.78)%

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads, and mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel, and general economic, political, and market conditions. We will not necessarily update the information presented or incorporated by reference in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2005 and especially the section “Risk Factors.”

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Regulatory Investigations

As of March 31, 2006, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleges misstatements and omissions concerning (i) the SEC and NASD investigations described at page 42 relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the alleged conduct of FBR and certain FBR officers and employees in allegedly facilitating certain sales of CompuDyne shares. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

Shareholders’ Derivative Action

The Company has been named a nominal defendant, and certain current and former senior officers and directors have been named as defendants, in three shareholders’ derivative actions. Two of these actions, brought by Lemon Bay Partners LLC and Walter Boyle, are pending in the United States District Court for the Southern District of New York and have been consolidated, for pre-trial purposes only, with the pending putative class action securities lawsuits under the name In re FBR Securities and Derivative Litig. The third, brought by

Gary Walter and Harry Goodstadt, has been filed in the Circuit Court for Arlington County, Virginia. All three cases claim that certain of the Company’s current and former officers and directors breached their duties to the Company based on allegations substantially similar to those in the In re FBR Inc. Securities Litig. putative class action lawsuits described above. The Company has not responded to any of these complaints and no discovery has commenced. The Company cannot predict the likely outcome of this action or its likely impact on us at this time. The Board of Directors has established a special committee whose jurisdiction includes the Boyle and Walter/Goodstadt matters as well as consideration of shareholder demand letters which contain similar allegations, and the special committee has been authorized to make final decisions whether such litigation is in the Company’s best interests.

Other Litigation

Our subsidiary, First NLC Financial Services, LLC (“First NLC”), has been named in a putative class action in the U.S. District Court for the Northern District of Illinois (Cerda v. First NLC Financial Services, LLC), which alleges violations of the Fair Credit Reporting Act, 15 U.S.C. § 1681 et seq. First NLC is contesting this lawsuit vigorously, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time.

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

Other Legal and Regulatory Matters

Except as described above, as of March 31, 2006, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

As of March 31, 2006, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 6.	Exhibits

The exhibit identified with a (1) below is on file with the SEC as part of our Registration Statement on Form S-4, as amended, No. 333-10173, and is incorporated herein by reference.

The exhibits identified with (2) below are on file with the SEC as part of our Registration Statement on Form S-1, as amended, No. 333-39107, and are incorporated herein by reference.

3.01 (2)	Registrant’s Articles of Incorporation.

3.02 (2)	Registrant’s Bylaws.

4.01 (2)	Form of Specimen Certificate for Registrant’s Class A Common Stock.

11	Statement Regarding Computation of Per Share Earnings (see Part I, Item 1, Note 8 to the Registrant’s Consolidated Financial Statements (omitted pursuant to Item 601(a)(ii) of Regulation S-K)

12	Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2006

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 10, 2006