Form 10-Q
period 2006-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2006-08-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	160,856,820 shares as of July 31, 2006
Class B Common Stock	13,225,249 shares as of July 31, 2006

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$75,346	$238,615
Restricted cash	5,656	6,101
Receivables:
Interest	56,496	83,614
Due from servicer	104,258	129,578
Other	46,538	46,327
Investments:
Mortgage-backed securities, at fair value	3,212,655	8,002,561
Loans held for investment, net	5,632,519	6,841,266
Loans held for sale, net	879,584	963,807
Long-term investments	255,748	347,644
Reverse repurchase agreements	422,799	283,824
Trading securities, at fair value	1,027,084	1,032,638
Due from clearing broker	69,008	71,065
Derivative assets, at fair value	109,563	70,636
Goodwill	162,765	162,765
Intangible assets, net	23,789	26,485
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $30,171 and $24,295, respectively	45,059	46,382
Prepaid expenses and other assets	83,242	82,482

Total assets	$12,212,109	$18,435,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$130,561	$150,547
Commercial paper	2,105,211	6,996,950
Repurchase agreements	2,532,821	2,698,619
Securities purchased	105,448	—
Derivative liabilities, at fair value	39,798	31,952
Dividends payable	34,823	34,588
Interest payable	10,428	12,039
Accrued compensation and benefits	58,304	82,465
Accounts payable, accrued expenses and other liabilities	82,059	82,576
Temporary subordinated loan payable	—	75,000
Securitization financing for loans held for investment, net	5,518,098	6,642,198
Long-term debt	324,197	324,686

Total liabilities	10,941,748	17,131,620

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 160,907,247 and 159,373,483 shares issued, respectively	1,609	1,594
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 13,225,249 and 13,480,249 shares issued and outstanding, respectively	132	135
Additional paid-in capital	1,547,043	1,547,128
Employee stock loan receivable (399,342 and 551,342 shares)	(2,999)	(4,018)
Deferred compensation, net	—	(15,602)
Accumulated other comprehensive income (loss), net of taxes	20,244	(977)
Accumulated deficit	(295,668)	(224,090)

Total shareholders’ equity	1,270,361	1,304,170

Total liabilities and shareholders’ equity	$12,212,109	$18,435,790

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenues:
Investment banking:
Capital raising	$45,117	$95,039
Advisory	6,281	6,180
Institutional brokerage:
Principal transactions	2,630	4,680
Agency commissions	28,491	18,677
Mortgage trading interest	17,143	—
Mortgage trading net investment loss	(209)	—
Asset management:
Base management fees	5,065	7,813
Incentive allocations and fees	(53)	730
Principal investment:
Interest	113,613	116,724
Net investment (loss) income	(32,159)	17,738
Dividends	4,059	8,371
Mortgage banking:
Interest	21,267	15,543
Net investment income	29,401	14,559
Other	5,465	6,030

Total revenues	246,111	312,084
Interest expense	128,189	103,725
Provision for loan losses	7,348	1,138

Revenues, net of interest expense and provision for loan losses	110,574	207,221

Non-Interest Expenses:
Compensation and benefits	71,732	80,015
Professional services	12,925	20,186
Business development	8,604	11,962
Clearing and brokerage fees	3,082	2,040
Occupancy and equipment	12,232	8,772
Communications	6,013	5,300
Other operating expenses	24,993	12,540

Total non-interest expenses	139,581	140,815

Net (loss) income before taxes	(29,007)	66,406
Income tax provision	1,240	13,163

Net (loss) income	$(30,247)	$53,243

Basic (loss) earnings per share	$(0.18)	$0.31

Diluted (loss) earnings per share	$(0.18)	$0.31

Dividends declared per share	$0.20	$0.34

Weighted average shares outstanding:
Basic	171,294	169,364

Diluted	171,294	170,101

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Revenues:
Investment banking:
Capital raising	$111,452	$181,852
Advisory	9,150	7,318
Institutional brokerage:
Principal transactions	9,255	10,307
Agency commissions	51,899	40,834
Mortgage trading interest	34,793	—
Mortgage trading net investment loss	(1,446)	—
Asset management:
Base management fees	10,162	16,281
Incentive allocations and fees	955	355
Principal investment:
Interest	262,739	215,620
Net investment (loss) income	(6,878)	13,880
Dividends	7,758	11,811
Mortgage banking:
Interest	44,380	21,895
Net investment income	40,139	18,040
Other	10,452	11,666

Total revenues	584,810	549,859
Interest expense	281,672	178,547
Provision for loan losses	15,740	1,138

Revenues, net of interest expense and provision for loan losses	287,398	370,174

Non-Interest Expenses:
Compensation and benefits	155,229	155,814
Professional services	27,190	33,836
Business development	22,689	27,400
Clearing and brokerage fees	5,398	4,072
Occupancy and equipment	23,474	14,496
Communications	11,620	9,332
Other operating expenses	45,970	28,834

Total non-interest expenses	291,570	273,784

Net (loss) income before taxes	(4,172)	96,390
Income tax (benefit) provision	(479)	18,735

Net (loss) income	$(3,693)	$77,655

Basic (loss) earnings per share	$(0.02)	$0.46

Diluted (loss) earnings per share	$(0.02)	$0.46

Dividends declared per share	$0.40	$0.68

Weighted average shares outstanding:
Basic	171,012	168,741

Diluted	171,012	169,670

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumulated Other Compre- hensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total	Compre- hensive (Loss) Income
Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

Net loss									(170,910)	(170,910)	$(170,910)
Conversion of Class B shares to Class A shares	11,449,350	114	(11,449,350)	(114)						—
Issuance of Class A common shares	3,956,928	40			63,211		1,261			64,512
Repayment of employee stock purchase and loan plan receivable						1,149				1,149
Interest on employee stock purchase and loan plan					277	(277)				—
Other comprehensive (loss) income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $395)								39,481		39,481	39,481
Net change in unrealized gain (loss) on cash flow hedges								(2,296)		(2,296)	(2,296)

Comprehensive loss											$(133,725)

Dividends									(206,290)	(206,290)

Balances, December 31, 2005	159,373,483	$1,594	13,480,249	$135	$1,547,128	$(4,018)	$(15,602)	$(977)	$(224,090)	$1,304,170

Net loss									(3,693)	(3,693)	$(3,693)
Reclassification of deferred compensation to additional paid-in capital					(15,602)		15,602			—
Conversion of Class B shares to Class A shares	255,000	3	(255,000)	(3)
Issuance of Class A common shares	1,278,764	12			13,459					13,471
Repayment of employee stock purchase and loan plan receivable						1,206				1,206
Interest on employee stock purchase and loan plan					187	(187)				—
Stock compensation expense for stock options and Employee Stock Purchase Plan					1,871					1,871
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes benefit of $438)								2,813		2,813	2,813
Net change in unrealized gain (loss) on cash flow hedges								18,408		18,408	18,408

Comprehensive income											$17,528

Dividends									(67,885)	(67,885)

Balances, June 30, 2006	160,907,247	$1,609	13,225,249	$132	$1,547,043	$(2,999)	$—	$20,244	$(295,668)	$1,270,361

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(3,693)	$77,655
Non-cash items included in earnings:
Incentive allocations and fees and net investment income from long-term investments	22,936	(14,560)
(Discount accretion) premium amortization on mortgage-backed securities	(2,899)	32,009
Premium amortization on loans held for investment	24,191	1,116
Derivative contracts marked-to-market	(11,307)	(1,139)
Depreciation and amortization	9,221	5,897
Amortization of premium on interest rate cap	9,552	—
Loan provisions	21,753	652
Other	4,528	4,266
Changes in operating assets:
Restricted cash	445	(5,220)
Receivables:
Due from servicer	25,320	(33,827)
Interest	27,120	(12,948)
Other	(143)	(42,861)
Due from clearing broker	2,056	49,728
Trading securities	20,690	(481,549)
Originations and purchases of mortgage loans held for sale, net of fees	(3,408,352)	(1,911,997)
Cost basis on sale and principal repayment of loans held for sale	3,128,720	1,348,316
Prepaid expenses and other assets	22,836	(5,729)
Reverse repurchase agreements related to broker dealer activity	18,165	(91,595)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	(19,986)	156,347
Repurchase agreements related to broken-dealer activities, net	(3,330)	364,382
Accounts payable, accrued expenses and other liabilities	(5,161)	(47,191)
Accrued compensation and benefits	(19,884)	(38,481)

Net cash used in operating activities	(137,222)	(646,729)

Cash flows from investment activities:
Purchases of mortgage-backed securities	(3,007,683)	(1,814,270)
Receipt of principal payments on mortgage-backed securities	428,212	1,886,321
Proceeds from sales of mortgage-backed securities	7,457,839	843,123
(Purchases of) proceeds from reverse repurchase agreements, net	(157,141)	31,748
Purchases and origination of loans held for investment	(1,228)	(2,060,394)
Proceeds from sales of real estate owned	10,929	—
Receipt of principal repayment from loans held for investment	1,145,840	54,997
Proceeds from sales of loans held for investment	351,662	—
Purchases of long-term investments	(38,562)	(54,998)
Proceeds from sales of long-term investments	109,812	54,842
Purchase of First NLC Financial Services, LCC, net of cash acquired	—	(62,672)
Purchases of fixed assets	(5,312)	(14,058)

Net cash provided by (used in) investing activities	6,294,368	(1,135,361)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	95,000
Repayments of long-term debt	(970)	(970)
(Repayments of) proceeds from repurchase agreements, net	(162,468)	608,279
(Repayments of) proceeds from issuances of commercial paper, net	(4,891,739)	470,281
Proceeds from securitization financing	34,782	711,521
Repayments of securitization financing	(1,161,712)	(8,892)
Proceeds from temporary subordinated loan	—	100,000
Repayments of temporary subordinated loan	(75,000)	—
Dividends paid	(67,829)	(122,129)
Proceeds from issuance of common stock	3,315	3,209
Proceeds from repayments of employee stock loan receivable	1,206	848

Net cash (used in) provided by financing activities	(6,320,415)	1,857,147

Net (decrease) increase in cash and cash equivalents	(163,269)	75,057
Cash and cash equivalents, beginning of period	238,615	224,371

Cash and cash equivalents, end of period	$75,346	$299,428

Supplemental Cash Flow Information:
Cash payments for interest	$303,735	$164,753
Cash payments for taxes	$7,836	$16,906

Note:	A portion of the Company’s acquisition of First NLC Financial Services, LLC was a non-cash transaction see Note 2.

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The following presents unaudited pro forma consolidated results for the six months ended June 30, 2005, as though the acquisition had occurred as of January 1, 2005.

Six Months Ended June 30, 2005
Gross revenues, as reported	$549,859
Revenues, net of interest expense and provision for loan losses, as reported	370,174
Net earnings, as reported	77,655
Gross revenues, pro forma	562,617
Revenues, net of interest expense and provision for loan losses, pro forma	380,230
Net earnings, pro forma	76,396
Earnings per common share:
Basic, as reported	$0.46

Diluted, as reported	$0.46

Basic, pro forma	$0.45

Diluted, pro forma	$0.45

3.	Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Government and agency-backed securities	$949,989	$128,759	$922,378	$150,369
Asset-backed securities	10,722	—	43,372	—
Corporate bond securities	243	2	1,299	—
Corporate equity securities	66,130	1,800	65,589	178

	$1,027,084	$130,561	$1,032,638	$150,547

The weighted average coupon for fixed income trading securities owned and for fixed income securities sold but not yet purchased were 5.65% and 4.70%, respectively, as of June 30, 2006. The Company funds investments in such trading securities owned primarily with repurchase agreement borrowings (see Note 4). As of June 30, 2006 and December 31, 2005, $891,786 and $963,772, respectively, of these securities were pledged as collateral for repurchase agreements.

In conjunction with its fixed income trading activity, the Company enters into reverse repurchase agreements with mortgage originators and other third parties that hold mortgage loans and mortgage securities. The outstanding balance of these transactions was $129,754 and the weighted average coupon was 4.87% as of June 30, 2006. The outstanding balance of these transactions was $147,918 and the weighted average coupon was 3.75% as of December 31, 2005.

The Company receives collateral under reverse repurchase agreements. In many instances, the Company is permitted to rehypothecate securities received as collateral. At June 30, 2006 and December 31, 2005, the Company had received securities as collateral that can be repledged, delivered or otherwise used with a fair value, including accrued interest, of $129,869 and $148,112, respectively. Of these securities received as collateral, those with a fair value of $128,759 and $147,502 were delivered or repledged, generally as collateral under repurchase agreements or to cover securities sold but not yet purchased positions as of June 30, 2006 and December 31, 2005, respectively.

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

Principal Investments

Mortgage-related and long-term investments consisted of the following as of the dates indicated:

	June 30, 2006	December 31, 2005
Mortgage-Related Investments:
Agency mortgage backed securities:
Fannie Mae	$1,268,991	$5,840,238
Freddie Mac	1,215,144	1,645,293
Ginnie Mae	41,165	154,193

	2,525,300	7,639,724
Private-label mortgage-backed securities (1)	687,355	362,837

Total mortgage-backed securities (2)	3,212,655	8,002,561

Mortgage Loans:
Loans held for investment, net (3)	5,632,519	6,841,266
Loans held for sale, net	879,584	963,807

Total mortgage loans	6,512,103	7,805,073

Reverse repurchase agreements	422,799	283,824

Total mortgage-related investments	10,147,557	16,091,458

Long-term Investments
Merchant Banking:
Marketable equity securities	111,031	217,153
Non-public equity securities	85,053	54,388
Other	—	1,438
Preferred equity investment	5,000	5,000
Equity method investments	42,240	41,977
Residual interest in securitization	—	14,577
Cost method and other investments	5,688	6,301
Investment securities—marked to market	6,736	6,810

Total long-term investments	255,748	347,644

Total mortgage-related and long-term investments	$10,403,305	$16,439,102

(1)	Private-label mortgage-backed securities (MBS) held by the Company as of June 30, 2006 and December 31, 2005 were primarily rated A or higher by Standard & Poors.
(2)	The Company’s MBS portfolio is comprised primarily of adjustable-rate MBS, substantially all of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the portfolio at June 30, 2006 and December 31, 2005 was 5.98% and 4.04%, respectively.
(3)	The weighted-average coupon of the Company’s mortgage loan portfolio held for investment at June 30, 2006 and December 31, 2005 was 7.28% and 7.27%, respectively.

Mortgage-Backed Securities and Long Term Investments

The Company’s available-for-sale securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of June 30, 2006 and December 31, 2005 were:

	June 30, 2006
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)	$3,225,276	$1,052	$(13,673)	$3,212,655
Marketable equity securities	107,219	4,511	(699)	111,031

	$3,332,495	$5,563	$(14,372)	$3,323,686

(1)	The amortized cost of MBS includes unamortized net premium of $14,782 at June 30, 2006.

	December 31, 2005
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (2):
Available-for-sale	$7,987,437	$—	$—	$7,987,437
Trading	15,120	4	—	15,124
Marketable equity securities	215,349	15,958	(14,154)	217,153

	$8,217,906	$15,962	$(14,154)	$8,219,714

(2)	The amortized cost of MBS includes unamortized discount of $77,531 at December 31, 2005.

The following table provides further information regarding the duration of unrealized losses as of June 30, 2006:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost/Cost Basis	Unrealized Losses	Fair Value	Amortized Cost/Cost Basis	Unrealized Losses	Fair Value
Mortgage-backed securities	$2,518,253	$(13,673)	$2,504,580	$—	$—	$—
Marketable equity securities	3,633	(699)	2,934	—	—	—

	$2,521,886	$(14,372)	$2,507,514	$—	$—	$—

The Company has evaluated its portfolio of mortgage-backed securities for impairment. Based on its evaluation, the Company determined that the unrealized losses on mortgage-backed securities are due to interest rate increases and are not related to credit quality issues. All of the mortgage-backed securities held by the Company with unrealized losses are either guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae or have an investment grade rating by Standard & Poors. The Company does not deem these investments to be other-than-temporarily impaired because the decline in market value is attributable to interest rate increases and because the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity. Additionally, there is limited severity and duration in the decline of value of these securities.

The Company also has evaluated its portfolio of marketable equity securities for impairment as of June 30, 2006. For each of the securities, the Company reviewed the underlying causes for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on the severity and duration of certain of these unrealized losses, the Company recognized impairment losses on certain of these investments because they are considered other-than-temporarily impaired. During the three months ended June 30, 2006, the Company recorded $41,892 of other-than-temporary losses in the statements of operations relating to marketable equity securities (no other-than-temporary losses were recognized during the three months ended March 31, 2006). There were no such other-than-temporary losses recorded during the three and six months ended June 30, 2005. Regarding the remaining marketable equity securities in unrealized loss positions as of June 30, 2006, based on the Company’s evaluation and its ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of the cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006. We will continue to evaluate these investments at each reporting period end. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recognized as a loss in the statement of operations at the time the determination is made.

For investments in equity securities carried at cost and other cost method investments, except as noted in the following sentence, the Company did not identify any events or changes in circumstances that may have had a significant adverse affect on the fair value of these investments. During the three and six months ended June 30, 2006, the Company recorded impairment losses of $299 and $627, respectively, in the statements of operations reflecting the Company’s evaluation of the estimated fair value of one private equity investment. There were no such impairment losses recorded during the three and six months ended June 30, 2005.

During the three months ended June 30, 2006, the Company received $858,633 from sales of mortgage-backed securities resulting in gross gains and losses of $759 and $(915), respectively, and received $21,770 from sales of marketable equity securities resulting in gross gains and losses of $4,298 and $(6) respectively. Included in mortgage-backed securities sold and the related gains and losses are $337,470 of mortgage-backed securities purchased and classified as trading during the three months ended June 30, 2006. The Company recognized net realized losses of $110 on these trading securities during the three months ended June 30, 2006. During the three months ended June 30, 2005, the Company received $300,615 from sales of mortgage-backed securities with gross gains and losses of $206 and $(745), respectively, and received $40,413 from sales of marketable equity securities with gross gains and losses of $14,880 and $(125), respectively. There were no sales of securities designated as trading during the three months ended June 30, 2005.

During the six months ended June 30, 2006, the Company received $7,828,077 from sales of mortgage-backed securities resulting in gross gains and losses of $15,958 and $(8,476), respectively, and received $90,480 from sales of marketable equity securities resulting in gross gains and losses of $16,590 and $(6) respectively. Included in mortgage-backed securities sold and the related gains and losses are $370,238 of mortgage-backed securities purchased and classified as trading during the six months ended June 30, 2006. The Company recognized net realized losses of $49 on these trading securities during the six months ended June 30, 2006. During the six months ended June 30, 2005, the Company received $843,123 from sales of mortgage-backed securities with gross gains and losses of $704 and $(1,969), respectively, and received $40,615 from sales of marketable equity securities with gross gains and losses of $14,932 and $(125), respectively. Included in mortgage-backed securities sold and the related gains and losses are $228,137 of mortgage-back securities purchased and classified as trading during the six months ended June 30, 2005. The Company recognized net realized losses of $476 on these trading securities during the six months ended June 30, 2005.

As of June 30, 2006 and December 31, 2005, $2,711,161 and $7,864,567 (each representing fair value excluding principal receivable), respectively, of the mortgage-backed securities were pledged as collateral for repurchase agreements and commercial paper borrowings. In addition, $18,769 and $68,890, respectively, of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

Mortgage Loans

Loans held for sale, net, and loans held for investment, net, were comprised of the following:

Loans Held for Sale, net

	June 30, 2006	December 31, 2005
Principal balance	$884,119	$969,491
Deferred origination costs, net and unamortized premiums	2,701	15,039
Allowance for lower of cost or market value	(7,236)	(20,723)

Loans held for sale, net	$879,584	$963,807

Loans Held for Investment, net

	June 30, 2006	December 31, 2005
Principal balance	$5,530,452	$6,705,292
Unamortized premiums	125,947	150,093
Allowance for loan losses	(23,880)	(14,119)

Loans held for investment, net	$5,632,519	$6,841,266

The allowance for loan losses on loans held for investment is summarized as follows for the six month periods ended:

	June 30, 2006	June 30, 2005
Balance, beginning of period	$14,119	$—
Provision	15,740	1,138
Charge-offs, net	(5,979)	—

Balance, end of period	$23,880	$1,138

Mortgage loans 90 or more days past due totaled $341,993 and $188,744 as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, the Company has reserved $15,693 for past due interest on such delinquent loans.

During 2005, the Company purchased mortgage insurance on a portion of mortgage loans held for investment. The mortgage insurance insures the Company against certain losses on the covered loans, and assists the Company in reducing its credit risk by lowering the effective loan-to-value ratios on the applicable mortgage loans. As of June 30, 2006, approximately $789,837 in principal balance of mortgage loans held for investment was covered by such mortgage insurance.

The Company finances its mortgage loan portfolio through warehouse repurchase agreements and securitization financing transactions, which are described in Note 4. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of June 30, 2006 and December 31, 2005.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of June 30, 2006, approximately 33%, 13%, 7% and 7% of the properties were located in California, Florida, Illinois and New York, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

Reverse Repurchase Agreements

Through Arlington Funding, LLC (Arlington Funding), a commercial paper conduit managed by the Company (see Note 4), the Company provides warehouse financing to mortgage originators. As of June 30, 2006 and December 31, 2005, the outstanding balance of such financings was $293,045 and $135,906, respectively, and the weighted average coupon was 5.64% and 4.74%, respectively. The Company funds its advances through commercial paper borrowings. As of June 30, 2006 and December 31, 2005, the Company had received as collateral for the reverse repurchase agreements mortgage loans with a fair value of $299,452 and $140,676, respectively.

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

Arlington Funding is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgages and providing warehouse financing in the form of reverse repurchase agreements to the Company and its affiliates and to mortgage originators with which the Company has a relationship. The Company serves as administrator for Arlington Funding’s commercial paper program and provides collateral as well as guarantees for commercial paper issuances. As part of those guarantees, the Company has pledged $5,656 in cash to collateralize its obligation. Through these arrangements, the Company is the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s financing capacity through Arlington Funding is $5,000,000.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.60% to 1.25% based on the nature of the mortgage collateral.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities.

	June 30, 2006			December 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)
Outstanding balance	$2,105,211	$1,663,174	$869,647	$6,996,950	$1,653,599	$1,045,020
Weighted-average rate	5.37%	5.29%	5.99%	4.37%	4.39%	5.16%
Weighted-average term to maturity	23.3 days	20.8 days	NA	19.9 days	18.4 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

	June 30, 2006			June 30, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	$802,387	$66,297	$971,211	$7,713,285	$3,083,976	$1,720,244
Weighted-average rate during the three months ended	5.14%	5.12%	5.81%	3.08%	2.99%	3.95%
Weighted-average outstanding balance during the six months ended	$1,532,509	$384,356	$1,097,683	$7,518,789	$3,475,342	$1,039,678
Weighted-average rate during the six months ended	4.63%	4.52%	5.51%	2.85%	2.76%	3.91%

Securitization Financing

From time to time, the Company issues asset-backed securities through securitization trusts to finance a portion of the Company’s portfolio of loans held for investment. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization activity is accounted for as a financing since the securitization trusts do not meet the qualifying special purpose entity criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust. As of June 30, 2006, the Company has issued approximately $7,200,000 of asset-backed securities. Of these asset-backed securities issued by the Company, as described below, $5,536,945 is outstanding as of June 30, 2006.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.72% and 4.76% as of June 30, 2006 and December 31, 2005, respectively. Although the stated maturities for each of these securities are 30 years, the Company expects the securities to be fully repaid prior thereto due to borrower prepayments.

As of June 30, 2006 and December 31, 2005, the outstanding balance of the securities was as follows:

	June 30, 2006	December 31, 2005
Security balance	$5,536,945	$6,654,187
Discount on bonds, net	(18,847)	(11,989)

Balance of securitization financing, net	$5,518,098	$6,642,198

Current balance of loans collateralizing the securities	$5,530,452	$6,705,292

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $10,138 and $12,808 as of June 30, 2006 and December 31, 2005, respectively, and are included in prepaid expenses and other assets in the consolidated balance sheets. The discount and deferred costs are amortized as a component of interest expense over the life of the debt.

See also Note 5 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Long-Term Debt

As of June 30, 2006 and December 31, 2005, the Company had issued a total of $317,500 of long-term debentures through TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 7.78% and 6.70% as of June 30, 2006 and December 31, 2005, respectively.

Other

In July 2005, the Company entered into a $200,000, 364-day senior unsecured credit agreement with various financial institutions that is available for general corporate purposes, working capital and other potential short-term liquidity needs. In June 2006, the Company entered into an agreement to extend the term of the facility to September 20, 2006, and currently is discussing a longer term renewal. There were no borrowings outstanding under this facility as of June 30, 2006.

5.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (SFAS 133). These instruments include interest rate caps, Eurodollar futures contracts, swaptions, borrower interest rate lock agreements, commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities and mortgage loans. The derivative financial instruments include interest rate caps, Eurodollar futures contracts and swaptions. As discussed below, certain of these derivatives are designated as cash flow hedges under SFAS 133 and others are not designated as cash flow hedges. The counterparties to these instruments are U.S. financial institutions.

Interest rate caps are primarily used to hedge the interest rate exposure on the Company’s securitization borrowings. In exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity dates of the contracts. Swaptions are options to enter into interest rate swaps at specified future dates. In exchange for a fee paid at inception, the Company has an option to enter into an interest rate swap with a counterparty effectively either locking in a predetermined fixed rate or margin over the terms of the interest rate swap. The following table summarizes these derivative positions as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements (1)	$3,540,274	$52,968	$4,710,928	$38,494
Eurodollar futures contracts (2)	3,475,000	6,949	—	—
No hedge designation:
Interest rate cap agreements (3)	1,265,127	153	980,821	219
Eurodollar futures contracts (4)	27,438,000	7,782	—	—
Swaptions (5)	100,000	2,839	—	—

(1)	Comprised of five interest rate caps which mature between 2007 and 2010. The notional amounts of the caps amortize over the life of the agreements. The strike rates also vary over the life of the agreements between 4.08% and 6.10%.
(2)	The $3,475,000 total notional amount of Eurodollar futures contracts as of June 30, 2006 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2006 and 2008 and hedge borrowings of between $1,150,000 and $13,000.
(3)	Comprised of four interest rate caps maturing between 2008 and 2010 with strike rates between 3.84% and 10.50%.
(4)	Comprised of Eurodollar futures and Eurodollar future option contracts with varying maturities between 2006 and 2011. The total notional amounts associated with the Eurodollar futures contracts and Eurodollar future option contracts are $24,048,000 and $3,390,000, respectively. The fair values totaled $5,961 and $1,821, respectively.
(5)	Comprised of two put swaptions that expire in 2011. The underlying swaps have 5 year term beginning in 2011 and maturing in 2016 with the strike rates of 5.65% and 5.81%.

The Company has designated certain interest rate caps and Eurodollar futures contracts as cash flow hedges of the variability in interest payments associated with the Company’s securitization borrowings. The notional amount and terms of each of these derivative instruments is matched against a like amount of current and/or anticipated borrowings and terms under the Company’s securitization financings. These instruments are highly effective hedges and qualify as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The Company recorded $93 and $989, respectively, in earnings related to ineffectiveness during the three and six months ended June 30, 2006. The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The net effect of the Company’s cash flow hedges on the variability in interest payments was to decrease interest expense by $2,161 and $1,142 for the three and six months ended June 30, 2006. These hedging activities decreased interest expense by $4,319 and $7,340 during the same periods in 2005. The total net gain deferred in accumulated other comprehensive income relating to these derivatives was $29,960 at June 30, 2006. Of this amount, $19,992 is expected to flow through the Company’s statement of operations over the next twelve months.

The Company also uses derivative instruments, including certain interest rate caps, Eurodollar futures contracts and swaptions, to hedge certain mortgage-backed security and mortgage loan positions. The Company did not designate these derivative instruments as hedges under SFAS 133. For example, Eurodollar futures contracts have been used to hedge the financing for certain mortgage-backed security positions and commitments to purchase certain mortgage-backed securities. The Company also uses Eurodollar futures contracts to hedge its exposure on loan commitments. The changes in fair value on these derivatives are recorded to net investment income in the statement of operations. For the three months and six months ended June 30, 2006, the Company recorded net gains of $8,784 and $13,321, respectively, on these derivatives.

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. Interest rate locks related to the origination of loans held for sale and commitments to purchase and sell mortgage loans are accounted for as derivatives under SFAS 133. Outstanding interest rate locks totaled $417,000 as of June 30, 2006. There were no outstanding commitments to purchase mortgage loans at June 30, 2006. There were commitments to sell $748,000 of mortgage loans at June 30, 2006. Net gains on these derivatives were approximately $385 as of June 30, 2006.

As of June 30, 2006, the Company had made forward commitments to purchase $575,000 in Hybrid ARM securities. These commitments to purchase mortgage-backed securities are designated as cash flow hedges of the anticipated purchases, and as of June 30, 2006 were valued at $926, which was deferred as a loss to accumulated other comprehensive income. Gains and losses on commitments deferred to other comprehensive income are transferred from accumulated other comprehensive income to earnings over the life of the hedged item after settlement of the forward purchase or immediately to earnings when the commitment is net settled in a pair-off transaction. There were no paired-off transactions during the three and six months ended June 30, 2006 and 2005.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During the three and six months ended June 30, 2006, the Company recorded net losses of $(779) and net gains of $213, respectively. During the same periods in 2005, the Company recorded a net gain/(loss) of $640 and $(261), respectively, related to these instruments. As of June 30, 2006 and December 31, 2005, the Company held stock warrants with a fair value of $1,812 and $1,599, respectively.

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

During the three and six months ended June 30, 2006, the Company recorded a tax provision (benefit) of $1,240 and a $(479), respectively, for income or losses attributable to taxable REIT subsidiaries. The Company’s annualized effective tax rate at its taxable REIT subsidiaries was 43% for the six months ended June 30, 2006. During the three and six months ended June 30, 2005, the Company recorded $13,163 and $18,735, respectively, of income tax expense for income attributable to taxable REIT subsidiaries. The Company’s effective tax rate at its taxable REIT subsidiaries was 46% for the six months ended June 30, 2005. The disparity between the Company’s effective tax rate in the six months ended June 30, 2005 as compared to the comparable period in 2006 is due primarily to the non-deductible nature of the $7,500 charge recorded in the first quarter 2005 relating to the Company’s proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation (see Note 9).

7.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, FBR & Co. and FBR Investment Services, Inc. (FBRIS), are registered with the SEC and are members of the National Association of Securities Dealers, Inc. Additionally, Friedman, Billings, Ramsey International Ltd. (FBRIL) is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2006, FBR & Co. had net capital of $30,338 that was $24,540 in excess of its required minimum net capital of $5,798. As of June 30, 2006, FBRIS and FBRIL had net capital in excess of required amounts.

8.	Earnings Per Share:

The following tables present the computations of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	171,294	171,294	169,364	169,364
Stock options and restricted stock	—	—	—	737

Weighted average common and common equivalent shares outstanding	171,294	171,294	169,364	170,101

Net (loss) earnings applicable to common stock	$(30,247)	$(30,247)	$53,243	$53,243

Earnings per common share	$(0.18)	$(0.18)	$0.31	$0.31

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	171,012	171,012	168,741	168,741
Stock options and restricted stock	—	—	—	929

Weighted average common and common equivalent shares outstanding	171,012	171,012	168,741	169,670

Net (loss) earnings applicable to common stock	$(3,693)	$(3,693)	$77,655	$77,655

Earnings per common share	$(0.02)	$(0.02)	$0.46	$0.46

As of June 30, 2006 and 2005, 3,153,489 and 2,495,520, respectively of outstanding options were anti-dilutive. See Note 10 for additional information regarding outstanding options and restricted stock.

9.	Commitments and Contingencies:

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received on the sale of loans in the event that the loans are repaid within a specified time period subsequent to sale. The Company maintains a liability reserve for its repurchase and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows for the period ended June 30, 2006 and 2005 (the Company did not maintain a reserve for repurchase and premium recapture obligations prior to the acquisition of First NLC in February 2005):

	June 30, 2006	June 30, 2005
Balance at beginning of period/at acquisition of First NLC	$12,457	$8,238
Provision	8,649	3,705
Charge-offs	(7,265)	(3,948)

Balance at end of period	$13,841	$7,995

Litigation

As of June 30, 2006, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleging misstatements and omissions concerning (i) the SEC and NASD investigations described below relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the alleged conduct of FBR and certain FBR officers and employees in allegedly facilitating certain sales of CompuDyne shares. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

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

Regulatory Charges and Related Matters

On April 26, 2005, the Company announced that its broker-dealer subsidiary, FBR & Co., proposed settlement to the staffs of the SEC and the NASD’s Department of Market Regulation to resolve ongoing, previously disclosed investigations by the SEC and NASD staffs. The proposed settlement concerns alleged insider trading, violations of antifraud provisions of the federal securities laws and applicable NASD rules and other charges concerning the Company’s trading in a Company account and the offering of a private investment in public equity on behalf of a public company in October 2001.

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

As previously reported by the Company, one of the Company’s investment adviser subsidiaries, Money Management Associates, Inc. (MMA), is involved in an investigation by the SEC with regard to the adequacy of disclosure of risks concerning the strategy of a sub-advisor to a now-closed bond fund. The SEC staff has advised MMA that it is considering recommending that the SEC bring a civil action/and or institute a public administrative proceeding against MMA and one of its officers (who is not an officer of Friedman, Billings, Ramsey Group, Inc.) for violating and/or aiding and abetting violations of the federal securities laws. MMA and its officer have made a Wells submission and, if necessary, intend to defend vigorously any charges brought by the SEC. Based on management’s review with counsel, resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations. It is possible that the SEC may initiate proceedings as a result of its investigations, and any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against MMA or one or more of its officers or employees.

Other Legal and Regulatory Matters

Except as described above, as of June 30, 2006, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. The Company may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of June 30, 2006, $2,361 was subject to such potential future reversal.

10.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the six months ended June 30, 2006 and year ended December 31, 2005:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2006
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

2005
December 7, 2005	December 30, 2005	January 31, 2006	$0.20
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

Stock and Annual Incentive Plan (the Stock Plan)

Under the Stock Plan, the Company may grant options to purchase stock appreciation rights, performance awards and restricted and unrestricted stock for up to 24,900,000 shares of Class A common stock to eligible participants in the Plan. Participants include employees and officers of the Company and its subsidiaries. The Stock Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

Effective January 1, 2006, in accordance with SFAS No. 123(R) “Share-Based Payment” (SFAS 123R), the Company adopted a fair value based measurement method in accounting for all share based payment transactions with employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the six months ended June 30, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the three months and six months ended June 30, 2006 was $2.25.

Compensation expense recognized in income for stock options for the three months and six months ended June 30, 2006 was $555 and $977, respectively, and related tax benefit of $11 and $22, respectively. In addition, in accordance with the provisions of SFAS 123R, the Company recognized compensation expense of $333 and $896 relating to shares offered under the Employee Stock Purchase Plan for the three months and six months ended June 30, 2006 respectively. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Stock Plan. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share-based awards amortized over the vesting periods pursuant to SFAS 123.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income	$53,243	$77,655
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	31	62
Deduct: Stock-based employee compensation, net of tax effects	1,006	1,357

Pro forma net income	$52,268	$76,360

Basic earnings per share—as reported	$0.31	$0.46

Basic earnings per share—pro forma	$0.31	$0.45

Diluted earnings per share—as reported	$0.31	$0.46

Diluted earnings per share—pro forma	$0.31	$0.45

A summary of option activity under the Stock Plan as of June 30, 2006, and changes during the six months then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Outstanding as of December 31, 2005	3,188,726	$17.47
Granted	217,500	$9.31
Cancelled	(190,281)	$18.07
Exercised	(62,456)	$6.40

Outstanding as of June 30, 2006	3,153,489	$17.04	2.4

Exercisable as of June 30, 2006	2,519,334	$17.76	2.0

As of June 30, 2006, there was $2,738 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan relating to 634,155 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the six months ended June 30, 2006 and 2005, the Company granted 573,897 shares and 911,745 shares, respectively, of such restricted Class A common stock at weighted average share prices of $9.83 per share and $18.68 per share, respectively. As of June 30, 2006 and December 31, 2005, a total of 1,921,396 and 2,038,340, respectively, shares of such restricted Class A common stock was outstanding with unamortized deferred compensation of $13,626 and $15,602, respectively. As a result of adopting SFAS 123R, deferred compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on the Company’s total equity. A summary of these unvested restricted stock awards as of June 30, 2006, and changes during the six months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vesting Period
Nonvested as of December 31, 2005	2,038,340	$16.40
Granted	573,897	$9.83
Vested	(566,834)	$12.52
Cancelled	(124,007)	$15.12

Nonvested as of June 30, 2006	1,921,396	$15.50	1.9

For the three months ended June 30, 2006 and 2005, the Company recognized $2,954 and $3,597, respectively, of compensation expense related to this restricted stock. For the six months ended June 30, 2006 and 2005, the Company recognized $6,221 and $6,956, respectively, of compensation expense related to this restricted stock.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. The Company issued 523,050 and 536,169 shares of restricted common stock valued at $5,733 and $9,978, respectively, to the trust for the six months ended June 30, 2006 and 2005, respectively, in settlement of such accrued incentive compensation. A summary of the undistributed restricted stock issued to the trust as of June 30, 2006, and changes during the six months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vesting Period
Share Balance as of December 31, 2005	1,198,314	$20.12
Shares issued to Trust	523,050	$11.06
Shares distributed from Trust	(189,652)	$19.45

Share Balance as of June 30, 2006	1,531,712	$17.11	1.8

Employee Stock Purchase Plan

The Company initiated the 1997 Employee Stock Purchase Plan (the Purchase Plan) on September 1, 1998. Under this Purchase Plan, eligible employees may purchase Class A common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. As discussed above, in accordance with the provisions of SFAS 123R, effective January 1, 2006 the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months and six months ended June 30, 2006, the Company recognized such compensation expense of $333 and $896, respectively.

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the shares of stock purchased under the plan. As of June 30, 2006 and December 31, 2005, the balance outstanding on these loans was $2,999 and $4,018, respectively. During the three and six months ended June 30, 2006, $48 and $124, respectively, of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

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

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations (1)	Consolidated Totals
Three Months Ended June 30, 2006
Net revenues	$85,673	$6,817	$(17,828)	$35,912	$—	$110,574
Pre-tax income (loss)	(1,737)	(2,604)	(29,235)	4,569	—	(29,007)
Three Months Ended June 30, 2005
Net revenues	$130,150	$9,545	$48,124	$27,257	$(7,855)	$207,221
Pre-tax income (loss)	29,485	(734)	41,184	4,326	(7,855)	66,406
Six Months Ended June 30, 2006
Net revenues	$188,855	$14,254	$28,413	$55,876	$—	$287,398
Pre-tax income (loss)	4,509	(5,515)	626	(3,792)	—	(4,172)
Six Months Ended June 30, 2005
Net revenues	$247,934	$19,147	$76,967	$34,844	$(8,718)	$370,174
Pre-tax income (loss)	40,227	115	63,236	1,530	(8,718)	96,390

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

12.	Recent Accounting Pronouncements:

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 156) which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Adoption of SFAS 156 is required for financial periods beginning after September 15, 2006. The Company is currently assessing the impact and timing of adoption of SFAS 156, but does not expect the standard to have a material impact on the consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of adoption of FIN 48.

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

13.	Subsequent Event:

On July 20, 2006, the Company closed a private offering of common equity by its newly formed taxable REIT subsidiary, FBR Capital Markets Corporation (FBR Capital Markets), and a concurrent private placement by FBR Capital Markets to two affiliates of Crestview Partners. These two concurrent transactions in the aggregate resulted in the sale of $270,000 in common equity by FBR Capital Markets. Proceeds to FBR Capital Markets, after deducting a placement fee payable to an affiliate of Crestview Partners with respect to the shares purchased by the Crestview affiliates and other costs, were $251,100. In connection with the transactions, the Company completed the contribution to FBR Capital Markets of the Company’s investment banking, institutional brokerage and research and asset management businesses, including the existing subsidiaries FBR & Co., FBRIL, FBR Investment Management, Inc. and FBR Fund Advisors, Inc. As a result of these transactions, the Company retains a beneficial 71.9% ownership interest in FBR Capital Markets, and will continue to consolidate FBR Capital Markets for financial reporting purposes.

In addition, in connection with this private placement, pursuant to the guidance in Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” the Company adopted an accounting policy to recognize gains and losses on issuances of subsidiary stock in the statement of operations. Accordingly, in July 2006, the Company will recognize a net gain that is estimated to be approximately $120,000 related to the sale of the FBR Capital Markets shares.

As part of these transactions, the Company and FBR Capital Markets entered into a series of agreements, including a contribution agreement, a corporate agreement, a services agreement, a management services agreement, a trademark license agreement and a tax sharing agreement. In addition, FBR Capital Markets and the Company entered into a series of definitive agreements with affiliates of Crestview Partners. The definitive agreements entered into by the Company, FBR Capital Markets and the Crestview affiliates include an investment agreement, a governance agreement, a voting agreement, a registration rights agreement, a professional services agreement and option agreements to purchase additional shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of June 30, 2006 and 2005, and the Notes thereto and the Company’s 2005 Annual Report on Form 10-K.

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

Our mortgage related investment activities are subject to various risks, including, interest rate, prepayment risk and credit risk. For example, short-term interest rates have been increasing and may continue to increase. Such increases in short-term rates have caused LIBOR, the interest rate that is the basis for most of our funding costs, to increase. Because the financing arrangements we have for our mortgage assets, including securitization financing for loans held for investments, are floating-rate and adjust periodically, the interest expense on this funding increases directly as LIBOR increases. It is possible to mitigate some of the effects on earnings from increases in short-term rates by hedging with derivative instruments such as interest-rate cap, swaps, or futures. As of June 30, 2006, we have entered into various derivative instruments to substantially hedge the interest rate risk on our borrowings (see Note 5 to the financial statements for detail).

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

The increase in interest rates has not been accompanied by a comparable increase in loan interest rates or coupons for non-conforming mortgage loans. Coupons on newly originated non-conforming loans have, in general, increased by less than half of the increase in the two-year swap rate over this period. The resulting compression in spread between these assets and related liabilities has resulted in lower profitability for non-conforming mortgage assets that are either held in portfolio or that are sold for cash. It is not known when or if coupons will fully adjust to reflect the higher cost of funds for these mortgage assets.

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

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Although increases in short-term rates over the past year have reduced the rate of return on our mortgage investments, we have continued to maintain a high allocation of our assets and capital in this sector. There is no assurance that our past experience will be indicative of future results or that mortgage investments will provide higher rates of return than other investment alternatives. Consequently, we continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted returns available. This strategy will cause us to have different allocations of capital in different environments.

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

On July 20, 2006, the Company closed a private offering of common equity by its newly formed taxable REIT subsidiary, FBR Capital Markets Corporation (FBR Capital Markets) and a concurrent private placement by FBR Capital Markets to two affiliates of Crestview Partners. These two concurrent transactions in the aggregate resulted in the sale of $270 million in common equity by FBR Capital Markets. See Liquidity and Capital Resources for additional information.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net income decreased from $53.2 million during the second quarter of 2005 to a net loss of $30.2 million during the second quarter of 2006. This decrease is primarily due to the recognition of an other-than-temporary impairment write-down of $42.1 million, relating to certain equity investments in the Company’s merchant bank portfolio. The decrease also reflects reductions in capital raising revenue, and net interest and dividends from principal investing activities offset, to some degree, by increased institutional brokerage and mortgage banking net revenues. In addition, effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). Pursuant to the provisions of SFAS 123R, we recorded $0.9 million of compensation expense relating to such share-based payments during the second quarter of 2006. Second quarter 2006 net loss also includes $1.2 million of income tax provision as compared to a $13.2 million income tax provision recorded in the second quarter of 2005.

The Company’s net revenues decreased 46.6% from $207.2 million in 2005 to $110.6 million in 2006 due to the following changes in revenues and interest expense.

Capital raising revenue decreased 52.5% from $95.0 million in 2005 to $45.1 million in 2006. The decrease is attributable to a decrease in amounts raised in private placement transactions as well as fewer lead or co-lead managed transactions completed in 2006 as compared to 2005. The Company completed three private equity placements during the second quarter 2006 generating $36.3 million in revenues compared to four private equity placements in 2005 generating $65.5 million. During the second quarter of 2006, the Company was lead or co-lead manager on five public equity offerings raising $954.4 million, compared to sixteen public equity offerings raising $3.9 billion in 2005.

Advisory revenue increased 1.6% from $6.2 million in 2005 to $6.3 million in 2006 reflecting a comparable number of advisory engagements in each of the periods.

Institutional brokerage revenue from principal transactions decreased 44.7% from $4.7 million in 2005 to $2.6 million in 2006 as a result of decrease in both trading gains and trading volume. Institutional brokerage agency commissions increased 52.4% from $18.7 million in 2005 to $28.5 million in 2006 as a result of increases in trading volume. In addition, the Company’s mortgage sales and trading operations contributed revenues net of interest expense of $1.8 million in 2006, reflecting, $17.1 million in interest income, a net investment loss of $0.2 million and $15.1 million of interest expense. There were no significant mortgage sales and trading activities in the second quarter of 2005.

Asset management base management fees decreased 34.6% from $7.8 million in 2005 to $5.1 million in 2006. The decrease is primarily attributable to the decrease in average productive assets under management in 2006 as compared to 2005, due in large part to the closure and liquidation of certain hedge and offshore funds during the third and fourth quarters of 2005, as well as a decrease in mutual fund administrative fees. Asset management incentive allocations and fees decreased from $0.7 million in 2005 to $(0.05) million in 2006 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking, and warehouse financing activities, net of related interest expense, totaled $33.5 million for the second quarter of 2006 compared to $75.4 million for the second quarter of 2005. As described below, this decrease in revenues, net of interest expense is driven primarily by a decrease in net investment income due to the recognition of other-than-temporary impairments related to the merchant banking portfolio and a slight decrease in net interest income from the mortgage loan and MBS portfolios. The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Three months ended June 30, 2006			Three months ended June 30, 2005
	Average Balance	Income/ (Expense)	Yield/ Cost	Average Balance	Income/ (Expense)	Yield/ Cost
Mortgage-backed securities	$1,131,361	$15,333	5.42%	$10,941,928	$90,830	3.32%
Mortgage loans	6,971,308	119,317	6.85%	2,343,213	41,373	7.06%
Reverse repurchase agreements	201,952	2,810	5.51%	270,322	2,437	3.57%

	$8,304,621	137,460	6.62%	$13,555,463	134,640	3.97%

Other (1)		453			202

		137,913			134,842

Repurchase agreements	$66,297	(859)	(5.12)%	$3,083,976	(23,342)	(2.99)%
Commercial paper	802,387	(10,426)	(5.14)%	7,713,285	(60,084)	(3.08)%
Mortgage financing credit facilities	971,211	(14,256)	(5.81)%	1,720,244	(17,169)	(3.95)%
Securitization	5,881,814	(82,351)	(5.54)%	399,165	(3,877)	(3.84)%
Derivative contracts (2)	—	2,161		—	4,319

	$7,721,709	(105,731)	(5.42)%	$12,916,670	(100,153)	(3.06)%

Net interest income/spread		$32,182	1.20%		$34,689	0.91%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As a result of the First NLC acquisition in February 2005, the increase in the mortgage loan portfolio and the repositioning of the MBS portfolio to eliminate a negative spread on much of the portfolio, the Company’s 2006 principal investment portfolio composition shifted significantly from that of the same period in 2005. In connection with the repositioning of the mortgage-backed securities portfolio, the Company liquidated $7.4 billion of securities from this portfolio during the first half of 2006. As a result of these sales, the related repurchase agreement and commercial paper borrowings used to fund these investments likewise decreased significantly. In contrast, the second quarter 2006 mortgage loan portfolio and related funding liabilities, while comparable to the fourth quarter of 2005, have increased significantly from those of the second quarter 2005, representing the majority of the principal investment portfolio at June 30, 2006.

As shown in the table above, net interest income decreased by $2.5 million from the quarter ended June 30, 2005 to the quarter ended June 30, 2006. This decrease was due to a decrease in the average portfolio balance combined with increased borrowing costs due to continued increases in short term interest rates. Amortization expense totaled $12.7 million during the second quarter of 2006 compared to $18.5 million during the second quarter of 2005.

Net interest income from the MBS portfolio decreased by $8.5 million from $15.2 million in 2005 to $6.7 million in 2006 due to a decrease in the average balance of the MBS portfolio and decrease in the net interest spread earned on the portfolio from $10.8 billion and 0.4% in 2005 to $1.1 billion and 0.3% in 2006.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $122.1 million with related interest expense of $97.1 million, resulting in net interest income of $25.0 million for the second quarter of 2006. This net interest income includes $18.0 million relating to loans held for investment and $7.0 million relating to mortgage banking and warehouse financing activities, primarily loans held for sale, for the second quarter of 2006. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $43.8 million with related interest expense of $24.5 million, resulting in net interest income of $19.3 million for the quarter ended June 30, 2005.

In addition to net interest income, the Company recorded $4.1 million in dividend income from its merchant banking equity investment portfolio in 2006, compared to $8.4 million during 2005. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio. The Company realized a net investment loss of $32.2 million during 2006 compared to net investment income of $17.7 million in 2005. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	Three months ended June 30,
	2006	2005
Available for sale and cost method securities—other-than-temporary impairments	$(42,191)	$—
Realized gains on sale of equity investments and mortgage-backed securities	4,170	14,216
(Loss) income from equity method investments	(591)	2,809
(Losses) gains on investment securities—marked-to-market, net	(349)	837
Other, net	6,802	(124)

	$(32,159)	$17,738

As of June 30, 2006, as part of the Company’s quarterly assessment of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded an other-than-temporary impairment charge of $41.9 million relating to marketable equity securities and a $0.3 million impairment charge relating to cost method investments.

Other net investment income primarily includes net gains and losses from derivatives not designated as hedges under SFAS 133. These derivatives primarily include hedges relating to the financing for certain MBS positions. These MBS are accounted for as available-for-sale securities under SFAS 115.

During the three months ended June 30, 2006 and 2005, the Company sold $1.9 billion and $1.1 billion of loans, respectively, and earned a gross premium of 1.96% and 2.69%, respectively. The components of net investment income from mortgage banking activities are as follows (dollars in thousands):

	Three months ended June 30,
	2006	2005
Gross gain from loan sale transactions, including hedge activities	$41,397	$30,577
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(5,026)	(3,401)
Direct loan origination costs, net of fees earned	(6,970)	(12,617)

	$29,401	$14,559

Other revenues decreased from $6.0 million in 2005 to $5.5 million in 2006 primarily due to a decrease in 12b-1 fees and other interest income.

The Company recorded the following provision for loan losses relating to loans held for investment (dollars in thousands):

	Three months ended June 30,
	2006	2005
Total provision for loan losses	$7,348	$1,138

Allowance for loan losses at period end	$23,879	$1,138

Allowance for loan losses as a percentage of the principal balance at period end	0.43%	0.12%

The Company’s mortgage loan portfolio is comprised of loans predominately originated in 2005 and purchased by the Company in the second half of 2005 and therefore has a limited history. For the three months ended June 30, 2006 and 2005, the Company’s average loans held for investment balance was $6.0 billion and $1.5 million, respectively. For the three months ended June 30, 2006 and 2005, the Company recorded provisions for loan losses relating to its portfolio of loans held for investment $7.3 million and $1.1 million, respectively.

We evaluate the adequacy of the allowance based upon known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current and expected future economic conditions as well as assumptions regarding loss severity and frequency.

The loan loss provision reflects the consideration of these factors and the estimate of losses incurred during the period that likely will be realized during the next twelve months. As the portfolio of loans held for investment matures, the Company expects the incidence of incurred losses to increase. Since our accounting policy is based on estimating incurred losses, we anticipate continued increases in loan loss provisions during the remainder of 2006 and 2007 as the default and loss rates attributable to the seasoning of the loan portfolio likely will continue to increase during future periods. The allowance for loan losses established through loan loss provisions is reduced as actual losses are realized. The Company will continue to monitor the performance trends of its portfolio and also compare the portfolio’s performance to the observed industry performance of similarly seasoned loan portfolios. This industry data provides additional information to support the determination of loan loss provisions and the related allowance for loan losses during the early life of the portfolio as actual portfolio performance develops.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $3.1 million in 2005 to $6.5 million in 2006 due to increased long-term borrowings of $100 million subsequent to the second quarter of 2005, as well as increased interest rates associated with these borrowings.

Total non-interest expenses decreased 0.9% from $140.8 million in 2005 to $139.6 million in 2006. This decrease reflects reductions in variable compensation, professional services and business development costs due in part to decreased investment banking revenues. These decreases are offset by increased mortgage loan related costs due to larger loan portfolio balances during 2006 as compared to 2005 as well as increased occupancy and equipment costs in 2006 reflecting investments made in upgrading and expanding office space.

Compensation and benefits expense decreased 10.4% from $80.0 million in 2005 to $71.7 million in 2006. This decrease is primarily due to a reduction in variable compensation as a result of decreased investment banking revenues offset slightly by the $0.9 million of stock compensation expense recorded pursuant to SFAS 123R.

Professional services decreased 36.1% from $20.2 million in 2005 to $12.9 million in 2006 primarily due to reductions in corporate accounting and consulting costs in 2006 in part due to 2005 results including non-recurring costs associated with the integration of First NLC’s operations into the Company’s control structure. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Business development expenses decreased 28.3% from $12.0 million in 2005 to $8.6 million in 2006, primarily due to reductions in corporate business development costs, including advertising and marketing costs as well as costs associated with investor conferences. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Clearing and brokerage fees increased 55% from $2.0 million in 2005 to $3.1 million in 2006. The increase is due to increased equity trading volumes as well as mortgage trading activity.

Occupancy and equipment expense increased 38.6% from $8.8 million in 2005 to $12.2 million in 2006, including an increase of $1.0 million in depreciation expense from $2.3 million in 2005 to $3.3 million in 2006. This overall increase is primarily due to the investments made in expanding and upgrading office space at our Arlington facilities, upgrades of technology, as well as an increase in costs associated with First NLC.

Communications expense increased 13.2% from $5.3 million in 2005 to $6.0 million in 2006 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 100% from $12.5 million in 2005 to $25.0 million in 2006. This change is primarily due to an increase of $11.9 million in servicing fees and insurance related to the mortgage loan portfolio.

The total income tax provision decreased from $13.2 million in 2005 to $1.2 million in 2006 due to decreased taxable income. The Company’s annualized effective tax rate at its taxable REIT subsidiaries was 43.0% for the three months ended June 30, 2006 compared to 39.6% in 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net income decreased from $77.7 million in 2005 to a net loss of $3.7 million in 2006. This decrease is due to the recognition of an other-than-temporary impairment write-down of $42.5 million relating to certain equity investments in the Company’s merchant banking portfolio. The decrease also reflects reductions in capital raising revenue, as well as net interest and dividends from principal investing activities, offset, to some degree, by increased institutional brokerage and mortgage banking net revenues. The increase in mortgage banking net revenues and non-interest expenses reflects the recognition of First NLC and its operations for the entire period during 2006, as compared to 2005 results that include First NLC activities from the date of acquisition, February 16, 2005, through June 30, 2005. These items are offset by $7.5 million of expenses recognized in the first quarter of 2005 relating to proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation relating to a transaction we completed in 2001. In addition, effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). Pursuant to the provisions of SFAS 123R, during the first half of 2006 we recorded $1.9 million of compensation relating to such share-based payments. Net income for the first half of 2006 also includes $0.5 million of income tax benefits as compared to an $18.7 million income tax provision recorded in the first half of 2005.

The Company’s net revenues decreased 22.4% from $370.2 million in 2005 to $287.4 million in 2006 due to the following changes in revenues and interest expense.

Capital raising revenue decreased 38.7% from $181.9 million in 2005 to $111.5 million in 2006. The decrease is attributable to a decrease in amounts raised in private placement transactions as well as fewer lead or co-lead managed transactions completed in 2006 as compared to 2005. During the first half of 2006, the Company completed eight private equity placements generating $78.1 million in revenues compared to six private equity placements in 2005 generating $106.7 million. In addition, during the first half of 2006, the Company was lead or co-lead manager on 16 public equity offerings raising $5.4 billion, compared to 31 public equity offerings raising $7.3 billion in 2005.

Advisory revenue increased 26.0% from $7.3 million in 2005 to $9.2 million in 2006 primarily due to an increase in the number of advisory engagements.

Institutional brokerage revenue from principal transactions decreased 9.7% from $10.3 million in 2005 to $9.3 million in 2006 as a result of decreases in both trading gains and trading volume. Institutional brokerage agency commissions increased 27.2% from $40.8 million in 2005 to $51.9 million in 2006 as a result of increases in trading volume. In addition, the Company’s mortgage sales and trading operations contributed revenues net of interest expense of $3.6 million, reflecting $34.8 million in interest income, a net investment loss of $1.4 million and $29.8 million of interest expense.

Asset management base management fees decreased 37.4% from $16.3 million in 2005 to $10.2 million in 2006. The decrease is primarily attributable to the decrease in average productive assets under management in 2006 as compared to 2005, due in large part to the closure and liquidation of certain hedge and offshore funds during the third and fourth quarters of 2005, as well as a decrease in mutual fund administrative fees. Asset management incentive allocations and fees increased 150% from $0.4 million in 2005 to $1.0 million in 2006 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $115.4 million for the first half of 2006 compared to $114.3 million for the first half of 2005. As described below, this increase in revenues net of interest expense is driven by an increase in net interest income from the mortgage loan portfolio and increased gains on sale of mortgage loans which reflects six months of activity in 2006 of FNLC’s operations as compared to four and a half months in 2005, offset by the decrease in net investment income due to the recognition of other-than-temporary impairments related to the merchant banking portfolio. The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$2,096,560	$50,067	4.78%	$11,232,277	$189,491	3.37%
Mortgage loans	7,175,221	256,135	7.14%	1,346,827	47,732	7.09%
Reverse repurchase agreements	173,598	4,614	5.29%	330,097	5,476	3.30%

	$9,445,379	310,816	6.58%	$12,909,201	242,699	3.76%

Other (1)		1,282			531

		312,098			243,230

Repurchase agreements	$384,356	(8,733)	(4.52)%	$3,475,342	(48,136)	(2.76)%
Commercial paper	1,532,509	(35,704)	(4.63)%	7,518,789	(107,554)	(2.85)%
Mortgage financing credit facilities	1,097,683	(30,436)	(5.51)%	1,039,678	(20,416)	(3.91)%
Securitization	6,171,236	(163,989)	(5.29)%	199,583	(3,877)	(3.86)%
Derivative contracts (2)	—	1,142		—	7,340

	$9,185,784	(237,720)	(5.15)%	$12,233,392	(172,643)	(2.81)%

Net interest income/spread		$74,378	1.43%		$70,587	0.95%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As a result of the First NLC acquisition in February 2005, the increase in the mortgage portfolio and the repositioning of the MBS portfolio to eliminate a negative spread on much of the portfolio, the Company’s 2006 principal investment portfolio composition shifted significantly from that of the same period in 2005. In connection with the repositioning of the mortgage-backed securities portfolio, the Company liquidated $7.4 billion of securities from this portfolio during the first half of 2006. As a result of these sales, the related repurchase agreement and commercial paper borrowings used to fund these investments likewise decreased significantly. In contrast, the 2006 mortgage loan portfolio and related funding liabilities, while comparable to the fourth quarter of 2005, have increased significantly from those of the first and second quarters of 2005, representing the majority of the principal investment portfolio at June 30, 2006.

As shown in the table above, net interest income increased by $3.8 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. This increase was due to an increase in the average balance of mortgage loans which have higher yields than those earned on our MBS portfolio offset by increased borrowing costs due to continued increases in short term interest rates. Amortization expense totaled $21.2 million in the first half of 2006 compared to $33.1 million in the first half of 2005.

Net interest income from the MBS portfolio decreased by $37.3 million from $47.2 million in 2005 to $9.9 million in 2006 due to a decrease in the average balance of the MBS portfolio and decrease in the net interest spread earned on the portfolio from $11.2 billion and 0.7% in 2005 to $2.1 billion and 0.2% in 2006.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $260.7 million with related interest expense of $197.6 million, resulting in net interest income of $63.1 million for the first half of 2006. This net interest income includes $47.1 million relating to loans held for investment and $16.1 million relating to mortgage banking and warehouse financing activities, primarily loans held for sale, for the first half of 2006. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $53.2 million with related interest expense of $30.4 million, resulting in net interest income of $22.8 million for the six months ended June 30, 2005.

In addition to net interest income, the Company recorded $7.8 million in dividend income from its merchant banking equity investment portfolio in 2006, compared to $11.8 million during 2005. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio. The Company realized a net investment loss of $6.9 million during 2006 compared to net investment income of $13.9 million in 2005. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	Six months ended June 30,
	2006	2005
Available for sale and cost method securities—other-than-temporary impairments	$(42,519)	$—
Realized gains on sale of equity investments and mortgage-backed securities	23,772	14,018
Income (loss) from equity method investments	1,184	(436)
Gains on investment securities—marked-to-market, net	822	245
Other, net	9,863	53

	$(6,878)	$13,880

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded other-than-temporary impairment charges of $41.9 million relating to marketable equity securities and a $0.6 million impairment charge relating to cost method investments in 2006.

Other net investment income primarily includes net gains and losses from derivatives not designated as hedges under SFAS 133.These derivatives primarily include hedges relating to the financing for certain MBS positions. These MBS are accounted for as available-for-sale securities under SFAS 115.

During the six months ended June 30, 2006 and 2005, the Company sold $3.4 billion and $1.3 billion of loans, respectively, and earned a gross premium of 1.72% and 2.77%, respectively. The components of net investment income from mortgage banking activities are as follows (dollars in thousands):

	Six months ended June 30,
	2006	2005
Gross gain from loan sale transactions, including hedge activities	$65,455	$38,515
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(12,276)	(4,395)
Direct loan origination costs, net of fees earned	(13,040)	(16,080)

	$40,139	$18,040

Other revenues decreased from $11.7 million in 2005 to $10.5 million in 2006 primarily due to a decrease in interest income related to warehouse financing.

The Company recorded the following provision for loan losses relating to loans held for investment (dollars in thousands):

	Six months ended June 30,
	2006	2005
Total provision for loan losses	$15,740	$1,138

Allowance for loan losses at period end	$23,879	$1,138

Allowance for loan losses as a percentage of the principal balance at period end	0.43%	0.12%

The Company’s mortgage loan portfolio is comprised of loans predominately originated in 2005 and purchased by the Company in the second half of 2005 and therefore has a limited history. For the six months ended June 30, 2006 and 2005, the Company’s average loans held for investment balance was $6.4 billion and $746.6 million, respectively. For the six months ended June 30, 2006 and 2005, the Company recorded provisions for loan losses relating to its portfolio of loans held for investment $15.7 million and $1.1 million, respectively.

We evaluate the adequacy of the allowance based upon known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current and expected future economic conditions as well as assumptions regarding loss severity and frequency.

The loan loss provision reflects the consideration of these factors and the estimate of losses incurred during the period that likely will be realized during the next twelve months. As the portfolio of loans held for investment matures, the Company expects the incidence of incurred losses to increase. Since our accounting policy is based on estimating incurred losses, we anticipate continued increases in loan loss provisions during the remainder of 2006 and 2007 as the default and loss rates attributable to the seasoning of the loan portfolio, which will likely continue to increase during future periods. The allowance for loan losses established through loan loss provisions is reduced as actual losses are realized. The Company will continue to monitor the performance trends of its portfolio and also compare the portfolio’s performance to the observed industry performance of similarly seasoned loan portfolios. This industry data provides additional information to support the determination of loan loss provisions and the related allowance for loan losses during the early life of the portfolio as actual portfolio performance develops.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $4.9 million in 2005 to $12.5 million in 2006 due to increased long-term borrowings of $100 million subsequent to the second quarter of 2005 as well as increased interest rates associated with these borrowings.

Total non-interest expenses increased 6.5% from $273.8 million in 2005 to $291.6 million in 2006. This increase reflects the inclusion of costs related to First NLC and its operations for the entire first half of 2006 as compared to 2005 results that include First NLC activities from the date of acquisition, February 16, 2005, through June 30, 2005. This increase also reflects increased mortgage loan related costs due to larger portfolio balances during 2006. These increases are offset by the $7.5 million of expenses recognized in the first quarter of 2005 relating to proposed settlements with the SEC and NASD’s Department of Market Regulation. This increase is further offset by decreases in variable compensation, professional services and business development costs due in part to decreased investment banking revenues.

Compensation and benefits expense decreased 0.4% from $155.8 million in 2005 to $155.2 million in 2006. This decrease reflects a $21.2 million decrease in variable compensation associated with the decrease in investment banking revenue offset by a $16.8 million increase in First NLC compensation and the $1.9 million of stock compensation recorded pursuant to SFAS 123R. The increase in First NLC compensation is attributable to the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition, as well as net increase in its headcount related to expansion of its origination platform.

Professional services decreased 19.5% from $33.8 million in 2005 to $27.2 million in 2006 primarily due to reductions in corporate accounting and consulting costs in 2006 in part due to 2005 results including non-recurring costs associated with the integration of First NLC’s operations into the Company’s control structure. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Business development expenses decreased 17.2% from $27.4 million in 2005 to $22.7 million in 2006. This decrease is primarily due to a decrease in corporate business development costs, including advertising costs and costs associated with the Company’s sponsorship of the PGA Tour’s FBR Open, as well as costs associated with investor conferences.

Clearing and brokerage fees increased 31.7% from $4.1 million in 2005 to $5.4 million in 2006. The increase is due to increased equity trading volumes as well as mortgage trading activity initiated subsequent to second quarter of 2005.

Occupancy and equipment expense increased 62.1% from $14.5 million in 2005 to $23.5 million in 2006, including an increase of $2.6 million in depreciation expense from $4.0 million in 2005 to $6.6 million in 2006. This overall increase is primarily due to the investments made in expanding and upgrading office space at our Arlington facilities, upgrades of technology, as well as an increase in costs associated with First NLC, reflecting the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition.

Communications expense increased 24.7% from $9.3 million in 2005 to $11.6 million in 2006 primarily due to increased costs related to market data and customer trading services as well as increased costs associated with First NLC, reflecting the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition.

Other operating expenses increased 59.7% from $28.8 million in 2005 to $46.0 million in 2006. This change reflects an increase of approximately $24.3 million in servicing fees and insurance related to the mortgage loan portfolio offset by the $7.5 million incurred in 2005 relating to the proposed settlements with the SEC and the NASD’s Department of Market Regulation.

The total income tax provision (benefit) decreased from $18.7 million in 2005 to $(479) thousand in 2006 due to decreased taxable income related to the investment banking operations and a loss incurred by First NLC in 2006 as compared to 2005. The Company’s annualized effective tax rate at its taxable REIT subsidiaries was 43% for the six months ended June 30, 2006 compared to 46% in 2005. The disparity between the effective tax rates is due primarily to the non-deductible nature of the $7.5 million accrued during the first quarter of 2005 relating to the Company’s proposed settlements with the SEC and the NASD’s Department of Market Regulation.

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

FBR Capital Markets Corporation Private Equity Offering

On July 20, 2006, the Company closed a private offering of common equity by its newly formed taxable REIT subsidiary, FBR Capital Markets Corporation (FBR Capital Markets), and a concurrent private placement by FBR Capital Markets to two affiliates of Crestview Partners. These two concurrent transactions in the aggregate resulted in the sale of $270 million in common equity by FBR Capital Markets. Proceeds to FBR Capital Markets, after deducting a placement fee payable to an affiliate of Crestview Partners with respect to the shares purchased by the Crestview affiliates and other costs, were $251.1 million. In connection with the transactions, we completed the contribution to FBR Capital Markets of our investment banking, institutional brokerage and research and asset management businesses, including the existing subsidiaries FBR & Co., Inc.,

Friedman, Billings Ramsey International, Ltd., FBR Investment Management, Inc. and FBR Fund Advisors, Inc. As a result of these transactions, we retain a beneficial 71.9% ownership interest in FBR Capital Markets, and will continue to consolidate FBR Capital Markets for financial reporting purposes.

In addition, in connection with this private placement, pursuant to the guidance in Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” the Company adopted an accounting policy to recognize gains and losses on issuances of subsidiary stock in the statement of operations. Accordingly, in July 2006, we will recognize a net gain that is estimated to be approximately $120 million related to the sale of the FBR Capital Markets shares.

As part of these transactions, the Company and FBR Capital Markets entered into a series of agreements, including a contribution agreement, a corporate agreement, a services agreement, a management services agreement, a trademark license agreement and a tax sharing agreement. In addition, FBR Capital Markets and the Company entered into a series of definitive agreements with affiliates of Crestview Partners. The definitive agreements entered into by the Company, FBR Capital Markets and the Crestview affiliates include an investment agreement, a governance agreement, a voting agreement, a registration rights agreement, a professional services agreement and option agreements to purchase additional shares.

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

As of June 30, 2006, the Company’s indebtedness totaled $10.9 billion, which resulted in a leverage ratio of 8.6 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding and Arlington Funding, securitization financing and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings, Inc. (TRS Holdings). Such long-term debt issuances have totaled $317.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of June 30, 2006, we had $324.2 million of long-term corporate debt.

As of June 30, 2006, the Company had outstanding securitization financing liabilities of $5.5 billion. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of debt is reduced as the underlying loan collateral is paid down. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.72% as of June 30, 2006.

In July 2005, we entered into a $200 million, 364-day senior unsecured credit agreement with various financial institutions. In June 2006, we entered into an agreement to extend the term of the facility to September 20, 2006. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs. There were no borrowings outstanding under this facility as of June 30, 2006.

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

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans and certain of its mortgage-backed securities. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.60% to 1.25% based on the nature of the mortgage collateral.

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

	June 30, 2006			December 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)
Outstanding balance	$2,105,211	$1,663,174	$869,647	$6,996,950	$1,653,599	$1,045,020
Weighted-average rate	5.37%	5.29%	5.99%	4.37%	4.39%	5.16%
Weighted-average term to maturity	23.3 days	20.8 days	NA	19.9 days	18.4 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of June 30, 2006, liquid assets consisted primarily of cash and cash equivalents of $75.3 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $3.2 billion in MBS, $6.5 billion in non-conforming mortgage loans, $255.7 million in long-term investments, $1.0 billion in trading securities, a receivable due from servicer of $104.3 million, and a receivable due from our clearing broker of $69.0 million as of June 30, 2006.

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

As of June 30, 2006, our mortgage-backed securities portfolio was comprised primarily of agency-backed ARM and Hybrid ARM securities. Excluding principal receivable, which totaled $11.2 million, the total par of the portfolio was $3.2 billion and fair value of the portfolio was $3.2 billion. As of June 30, 2006, the weighted average coupon of the portfolio was 5.98%. Our portfolio of non-conforming mortgage loans held for investment is also comprised substantially of Hybrid ARMs. As of June 30, 2006, the principal balance of the mortgage loan portfolio was $5.5 billion and the weighted average coupon was 7.28%.

The actual yield on the MBS and the mortgage portfolio is affected by the price paid to acquire or the deferred net costs incurred to originate the investment. Our cost basis in MBS and mortgage loans is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. Based on our December, 2005 decision to reposition the MBS portfolio and the resulting portfolio sales during 2006 and reinvestment activity to date, the MBS portfolio had a premium of $14.8 million (0.46% of the unpaid principal balance or par value ) as of June 30, 2006. The mortgage portfolio had net premium of $126 million (2.3% of the unpaid principal balance or par value), including deferred net origination costs as of June 30, 2006.

The following table provides additional detail regarding the Company’s merchant banking investments as of June 30, 2006 (dollars in thousands).

	June 30, 2006
Merchant Banking Investments	Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Aames Investment Corporation (2)	4,707,900	$23,492	$23,492
Amtrust Financial Services (1)	2,558,994	16,749	16,749
Asset Capital Corporation, Inc. (1)	948,766	7,500	7,500
Castlepoint Holdings (1)	500,000	4,650	4,650
Cmet Finance Holdings, Inc. (1)(2)	65,000	2,011	2,011
ECC Capital (2)	3,940,110	4,807	4,807
Fieldstone Investment Corporation (2)	3,588,329	32,869	32,869
Government Properties Trust	210,000	2,100	1,993
Legacy Reserves (1)	619,133	9,894	9,894
Lexington Strategic Asset Corporation (1)	537,634	5,000	5,000
Matrix Bancorp (3)	220,000	3,887	5,148
New York Mortgage Trust, Inc. (2)	200,000	1,324	800
People’s Choice Financial Corporation (1)(2)	3,500,000	19,250	19,250
Quanta Capital Holdings Ltd. (2)	2,870,620	7,435	7,435
Saxon Capital, Inc. (2)	1,679,300	19,026	19,211
Specialty Underwriters Alliance, Inc. (2)	983,802	6,060	6,572
Taberna Realty Finance Trust (1)	985,663	10,000	10,000
Vintage Wine Trust, Inc. (1)	1,075,269	10,000	10,000
Whittier Energy Corporation	898,060	5,000	7,554
Preferred equity investment		5,000	5,000
Other		1,217	1,149

Total Merchant Banking Investments		$197,271	$201,084

(1)	As of June 30, 2006 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(2)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges.
(3)	As of June 30, 2006, the Company is restricted from selling its shares.

Net unrealized gains and losses related to our mortgage portfolio, including derivatives accounted for as cash flow hedges, and merchant banking investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $16.3 million and $3.8 million, respectively, as of June 30, 2006. If we choose to liquidate these securities or we determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. (NASD). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of June 30, 2006, FBR & Co. had total regulatory net capital of $30.3 million that was $24.5 million in excess of its required minimum net capital of $5.8 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

The Company declared the following distributions during the six months ended June 30, 2006 and year ended December 31, 2005:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2006
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

2005
December 7, 2005	December 30, 2005	January 31, 2006	$0.20
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short and long-term debt, non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next six years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (1)	$—	$970	$970	$970	$970	$320,317	$324,197
Minimum rental and other contractual commitments	12,144	23,593	23,748	16,921	16,011	61,028	153,445
Securitization financing on loans held for investment (2)	—	—	—	—	—	5,536,945	5,536,945
Capital commitments (3)	—	—	—	—	—	—	—

Total Contractual Obligations	$12,144	$24,563	$24,718	$17,891	$16,981	$5,918,290	$6,014,587

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. The Company will incur approximately $ 12.3 million in interest related to these long-term debt securities in the next two quarters of 2006. Based on the 3-month LIBOR of 5.15% as of June 30, 2006, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317.5 million of long-term debt securities would be approximately $24.7 million for the year ending December 31, 2007. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior due to borrower prepayments and/or possible clean-up calls.
(3)	The table above excludes $6.6 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot determine when, if ever, the commitments will be called.

The Company also has short-term commercial paper and repurchase agreement liabilities of $2.1 billion and $2.5 billion, respectively, as of June 30, 2006. See Note 4 for further information.

As of June 30, 2006, the Company had made interest rate lock agreements with mortgage borrowers and commitments to sell mortgage loans of $417 million and $748 million, respectively.

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

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is subject to interest-rate risk as a result of its principal investment and mortgage banking activities. Through these activities, the Company invests in mortgage-backed securities and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparty to the Company’s derivative agreements at June 30, 2006 are U.S. financial institutions.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2006.” Actual results could differ significantly from these estimates. The estimated change in value of the mortgages loans and mortgage-backed securities reflects an effective duration of 1.16 and 1.72, respectively. The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the mortgage-backed securities, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at June 30, 2006	Value at June 30, 2006 with 100 basis point increase in interest rates	Percent Change	Value at June 30, 2006 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage securities	$3,212,655	$3,144,707	(2.12)%	$3,255,223	1.33%
Mortgage loans	6,512,103	6,422,562	(1.37)%	6,573,642	0.94%
Derivative assets	109,563	223,641	104.12%	11,581	(89.43)%
Reverse repurchase agreements	422,799	422,799	—	422,799	—
Other	1,954,989	1,954,989	—	1,954,989	—

Total Assets	$12,212,109	$12,168,698	(0.36)%	$12,218,234	0.05%

Liabilities
Repurchase agreements and commercial paper	$4,638,032	$4,638,032	—	$4,638,032	—
Securitization financing	5,518,098	5,518,098	—	5,518,098	—
Derivative liabilities	39,798	71,023	78.46%	16,730	(57.96)%
Other	745,820	745,820	—	745,820	—

Total Liabilities	$10,941,748	10,972,973	0.29%	10,918,680	(0.21)%

Shareholders’ Equity	1,270,361	1,195,725	(5.88)%	1,299,554	2.30%

Total Liabilities and Shareholders’ Equity	$12,212,109	$12,168,698	(0.36)%	$12,218,234	0.05%

Book Value per Share	$7.39	$6.96	(5.88)%	$7.56	2.30%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of June 30, 2006 (dollars in thousands, except per share amounts).

	Value at June 30, 2006	Value of Equity at June 30, 2006 with 10% Increase in Price	Percent Change	Value at June 30, 2006 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$111,031	$122,134	10.00%	$99,928	(10.00)%
Equity method investments	42,240	46,464	10.00%	38,016	(10.00)%
Investment securities—marked to market	6,736	7,410	10.00%	6,062	(10.00)%
Other long-term investments	5,688	5,688	—	5,688	—
Trading securities—equities	66,130	72,743	10.00%	59,517	(10.00)%
Other	11,980,284	11,980,284	—	11,980,284	—

Total Assets	$12,212,109	$12,234,723	0.19%	$12,189,495	(0.19)%

Liabilities	$10,941,748	$10,941,748	—	$10,941,748	—

Shareholders’ Equity
Common stock	1,741	1,741	—	1,741	—
Paid-in-capital	1,547,043	1,547,043	—	1,547,043	—
Employee stock loan receivable	(2,999)	(2,999)	—	(2,999)	—
Accumulated comprehensive income	20,244	31,347	54.85%	9,141	(54.85)%
Retained earnings	(295,668)	(284,157)	(3.89)%	(307,179)	3.89%

Total Shareholders’ Equity	1,270,361	1,292,975	1.78%	1,247,747	(1.78)%

Total Liabilities and Shareholders’ Equity	$12,212,109	$12,234,723	0.19%	$12,189,495	(0.19)%

Book Value per Share	$7.39	$7.53	1.78%	$7.26	(1.78)%

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Eric F. Billings and Kurt R. Harrington concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Regulatory Investigations

As of June 30, 2006, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleging misstatements and omissions concerning (i) the SEC and NASD investigations described on page 49 relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the alleged conduct of FBR and certain FBR officers and employees in allegedly facilitating certain sales of CompuDyne shares. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

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

Regulatory Charges and Related Matters

On April 26, 2005, the Company announced that its broker-dealer subsidiary, FBR & Co., proposed settlement to the staffs of the SEC and the NASD’s Department of Market Regulation to resolve ongoing, previously disclosed investigations by the SEC and NASD staffs. The proposed settlement concerns alleged insider trading, violations of antifraud provisions of the federal securities laws and applicable NASD rules and other charges concerning the Company’s trading in a Company account and the offering of a private investment in public equity on behalf of a public company in October 2001.

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

As previously reported by the Company, one of the Company’s investment adviser subsidiaries, Money Management Associates, Inc. (MMA), is involved in an investigation by the SEC with regard to the adequacy of disclosure of risks concerning the strategy of a sub-advisor to a now-closed bond fund. The SEC staff has advised MMA that it is considering recommending that the SEC bring a civil action/and or institute a public administrative proceeding against MMA and one of its officers (who is not an officer of Friedman, Billings, Ramsey Group, Inc.) for violating and/or aiding and abetting violations of the federal securities laws. MMA and its officer have made a Wells submission and, if necessary, intend to defend vigorously any charges brought by the SEC. Based on management’s review with counsel, resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations. It is possible that the SEC may initiate proceedings as a result of its investigations, and any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against MMA or one or more of its officers or employees.

Other Legal and Regulatory Matters

Except as described above, as of June 30, 2006, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

As of June 30, 2006, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of Friedman, Billings, Ramsey Group, Inc. held on June 8, 2006, the shareholders elected each of the following directors:

Nominee for Director	Votes in Favor	Votes Withheld
Eric F. Billings	177,504,258	3,219,469
Daniel J. Altobello	169,835,839	10,987,839
Peter A. Gallagher	171,275,257	9,548,470
Stephen D. Harlan	171,232,390	9,591,338
Russell C. Lindner	171,368,697	9,455,030
Ralph S. Michael III	177,871,874	2,951,853
W. Russell Ramsey	170,839,482	9,984,245
Wallace L. Timmeny	152,738,298	28,373,430
John T. Wall	170,948,897	9,874,831

The following other matter was approved by the shareholders:

	Votes in Favor	Votes Against	Votes Abstaining
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006	180,022,602	482,279	318,843

Item 6.	Exhibits

3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003).

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003).

4.01	Form of Specimen Certificate for Registrant’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 (file no. 333-107731)).

11	Statement Regarding Computation of Per Share Earnings (see Part I, Item 1, Note 8 to the Registrant’s Consolidated Financial Statements (omitted pursuant to Item 601(a)(ii) of Regulation S-K)

12	Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

32.02	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2006

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 9, 2006