Form 10-Q
period 2006-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2006-11-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	161,160,954 shares as of October 31, 2006
Class B Common Stock	13,225,249 shares as of October 31, 2006

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$365,121	$238,615
Restricted cash	4,081	6,101
Receivables:
Interest	66,671	83,614
Due from servicer	65,023	129,578
Securities sold	946,063	—
Other	99,822	46,327
Investments:
Mortgage-backed securities, at fair value	5,971,276	8,002,561
Loans held for investment, net	—	6,841,266
Loans held for sale, net	5,668,669	963,807
Long-term investments	242,111	347,644
Reverse repurchase agreements	120,103	283,824
Trading securities, at fair value	488,084	1,032,638
Due from clearing broker	154,570	71,065
Derivative assets, at fair value	55,229	70,636
Goodwill	162,765	162,765
Intangible assets, net	22,807	26,485
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $33,317 and $24,295, respectively	44,614	46,382
Prepaid expenses and other assets	181,046	82,482

Total assets	$14,658,055	$18,435,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$81,484	$150,547
Commercial paper	3,720,804	6,996,950
Repurchase agreements	2,687,363	2,698,619
Securities purchased	1,358,462	—
Derivative liabilities, at fair value	60,354	31,952
Dividends payable	8,751	34,588
Interest payable	12,939	12,039
Accrued compensation and benefits	34,537	82,465
Accounts payable, accrued expenses and other liabilities	129,451	82,576
Temporary subordinated loan payable	—	75,000
Securitization financing	4,942,263	6,642,198
Long-term debt	324,447	324,686

Total liabilities	13,360,855	17,131,620

Minority Interest	133,519	—
Commitments and Contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 161,166,929 and 159,373,483 shares issued, respectively	1,612	1,594
Class B Common Stock, $0.01 par value, 100,000,000 shares authorized, 13,225,249 and 13,480,249 shares issued and outstanding, respectively	132	135
Additional paid-in capital	1,551,248	1,547,128
Employee stock loan receivable (9,600 and 551,342 shares)	(72)	(4,018)
Deferred Compensation, net	—	(15,602)
Accumulated other comprehensive (loss) income, net of taxes	(17,691)	(977)
Accumulated deficit	(371,548)	(224,090)

Total shareholders’ equity	1,163,681	1,304,170

Total liabilities and shareholders’ equity	$14,658,055	$18,435,790

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Investment banking:
Capital raising	$6,852	$86,035
Advisory	5,826	3,026
Institutional brokerage:
Agency commissions and principal transactions	22,730	24,793
Mortgage trading interest	13,845	11,304
Mortgage trading net investment loss	(1,546)	(2,401)
Asset management:
Base management fees	4,880	7,914
Incentive allocations and fees	(31)	832
Principal investment:
Interest	150,649	144,401
Net investment (loss) income	(170,621)	4,866
Dividends	4,750	8,772
Mortgage banking:
Interest	22,476	27,280
Net investment income	16,092	17,600
Other	6,540	5,479

Total revenues	82,442	339,901
Interest expense	165,237	156,373
Provision for loan losses	—	4,890

Revenues, net of interest expense and provision for loan losses	(82,795)	178,638

Non-Interest Expenses:
Compensation and benefits	69,405	88,348
Professional services	14,308	16,158
Business development	7,577	8,815
Clearing and brokerage fees	2,917	2,363
Occupancy and equipment	12,909	9,397
Communications	6,471	5,561
Other operating expenses	23,291	16,861

Total non-interest expenses	136,878	147,503

Operating (loss) income	(219,673)	31,135

Other Income:
Gain on sale of subsidiary shares	121,511	—

Net (loss) income before income taxes and minority interest	(98,162)	31,135
Income tax (benefit) provision	(26,062)	8,090
Minority interest in loss of consolidated subsidiary	(4,708)	—

Net (loss) income	$(67,392)	$23,045

Basic (loss) earnings per share	$(0.39)	$0.14

Diluted (loss) earnings per share	$(0.39)	$0.14

Dividends declared per share	$0.05	$0.34

Weighted average shares outstanding:
Basic	172,091	169,745

Diluted	172,091	170,490

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenues:
Investment banking:
Capital raising	$118,304	$267,887
Advisory	14,976	10,344
Institutional brokerage:
Agency commissions and principal transactions	82,111	75,934
Mortgage trading interest	48,638	11,304
Mortgage trading net investment loss	(2,992)	(2,401)
Asset management:
Base management fees	15,042	24,195
Incentive allocations and fees	924	1,187
Principal investment:
Interest	413,388	360,021
Net investment (loss) income	(175,726)	18,746
Dividends	12,508	20,583
Mortgage banking:
Interest	66,856	49,182
Net investment income	56,231	35,640
Other	16,992	17,138

Total revenues	667,252	889,760
Interest expense	446,909	334,920
Provision for loan losses	15,740	6,028

Revenues, net of interest expense and provision for loan losses	204,603	548,812

Non-Interest Expenses:
Compensation and benefits	224,634	244,162
Professional services	41,498	49,994
Business development	30,266	36,215
Clearing and brokerage fees	8,315	6,435
Occupancy and equipment	36,383	23,893
Communications	18,091	14,893
Other operating expenses	69,261	45,695

Total non-interest expenses	428,448	421,287

Operating (loss) income	(223,845)	127,525

Other Income:
Gain on sale of subsidiary shares	121,511	—

Net (loss) income before income taxes and minority interest	(102,334)	127,525
Income tax (benefit) provision	(26,541)	26,825
Minority interest in loss of consolidated subsidiary	(4,708)	—

Net (loss) income	$(71,085)	$100,700

Basic (loss) earnings per share	$(0.41)	$0.60

Diluted (loss) earnings per share	$(0.41)	$0.59

Dividends declared per share	$0.45	$1.02

Weighted average shares outstanding:
Basic	171,376	169,166

Diluted	171,376	170,122

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumulated Other Compre- hensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total	Compre- hensive (Loss) Income
Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

Net loss									(170,910)	(170,910)	$(170,910)
Conversion of Class B shares to Class A shares	11,449,350	114	(11,449,350)	(114)						—
Issuance of Class A common shares	3,956,928	40			63,211		1,261			64,512
Repayment of employee stock purchase and loan plan receivable						1,149				1,149
Interest on employee stock purchase and loan plan					277	(277)				—
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $395)								39,481		39,481	39,481
Net change in unrealized gain (loss) on cash flow hedges								(2,296)		(2,296)	(2,296)

Comprehensive loss											$(133,725)

Dividends									(206,290)	(206,290)

Balances, December 31, 2005	159,373,483	$1,594	13,480,249	$135	$1,547,128	$(4,018)	$(15,602)	$(977)	$(224,090)	$1,304,170

Net loss									(71,085)	(71,085)	$(71,085)
Reclassification of deferred compensation to additional paid-in capital					(15,602)		15,602			—
Conversion of Class B shares to Class A shares	255,000	3	(255,000)	(3)						—
Issuance of Class A common shares	1,538,446	15			16,093					16,108
Repayment of employee stock purchase and loan plan receivable						4,143				4,143
Interest on employee stock purchase and loan plan					197	(197)				—
Stock compensation expense for stock options and Employee Stock Purchase Plan					3,432					3,432
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes benefit of $481)								20,628		20,628	20,628
Net change in unrealized gain (loss) on cash flow hedges								(37,342)		(37,342)	(37,342)

Comprehensive loss											$(87,799)

Dividends									(76,373)	(76,373)

Balances, September 30, 2006	161,166,929	$1,612	13,225,249	$132	$1,551,248	$(72)	$—	$(17,691)	$(371,548)	$1,163,681

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(71,085)	$100,700
Non-cash items included in earnings:
Gain on sale of subsidiary stock	(121,511)	—
Lower of cost or market write-down for mortgage loans	146,823	—
Minority interest in loss of consolidated subsidiary	(4,708)	—
Incentive allocations and fees and net investment income from long-term investments	41,781	(20,391)
Premium amortization on mortgage-based securities and loans held for investment	33,623	58,077
Derivative contracts marked-to-market	3,245	(2,026)
Depreciation and amortization	13,631	9,678
Amortization of premium on interest rate cap	14,130	—
Loan provisions	45,596	5,789
Other	9,405	7,919
Changes in operating assets:
Restricted cash	2,020	(14,420)
Receivables:
Interest	16,944	(41,319)
Due from servicer	64,555	(85,512)
Other	(27,101)	(17,615)
Due from clearing broker	(83,506)	(67,512)
Trading securities	(1,071,208)	(1,421,803)
Originations and purchases of mortgage loans held for sale, net of fees	(5,468,764)	(4,177,109)
Cost basis on sale and principal repayment of loans held for sale	5,296,612	2,704,559
Prepaid expenses and other assets	(42,530)	(49,083)
Reverse repurchase agreements related to broker dealer activity	65,149	(167,376)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	(69,063)	139,252
Repurchase agreements related to broker-dealer activities, net	(350,066)	1,645,363
Accounts payable, accrued expenses and other liabilities	3,653	16,382
Accrued compensation and benefits	(45,148)	(57,560)

Net cash used in operating activities	(1,597,523)	(1,434,007)

Cash flows from investment activities:
Purchases of mortgage-backed securities	(4,328,615)	(1,912,947)
Receipt of principal payments on mortgage-backed securities	607,132	3,024,039
Proceeds from sales of mortgage-backed securities	7,768,245	998,296
Proceeds (purchases) of reverse repurchase agreements, net	98,570	(137,363)
Purchases and origination of loans held for investment	(1,228)	(6,851,467)
Proceeds from sales of real estate owned	18,116	—
Receipt of principal repayment from loans held for investment, including loans reclassified to held for sale	1,676,650	279,458
Proceeds from sales of loans held for investment	351,662	—
Purchases of long-term investments	(38,733)	(67,258)
Proceeds from sales of long-term investments	133,784	78,274
Purchase of First NLC Financial Services, LLC, net cash	—	(62,672)
Purchases of fixed assets	(8,571)	(23,120)

Net cash provided by (used in) investing activities	6,277,012	(4,674,760)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	155,000
Repayments of long-term debt	(970)	(970)
Proceeds from repurchase agreements, net	339,168	1,257,210
(Repayments of) proceeds from issuances of commercial paper, net	(3,276,146)	919,886
Proceeds from temporary subordinated loan	—	200,000
Repayments of temporary subordinated loan	(75,000)	(100,000)
Proceeds from securitization financing	34,782	3,910,563
Repayments of securitization financing	(1,739,594)	(100,699)
Dividends paid	(102,453)	(179,391)
Proceeds from sale of subsidiary stock, net	259,738	—
Proceeds from issuance of common stock	3,349	3,483
Proceeds from repayments of employee stock loan receivable	4,143	848

Net cash (used in) provided by financing activities	(4,552,983)	6,065,930

Net increase in cash and cash equivalents	126,506	(42,837)
Cash and cash equivalents, beginning of period	238,615	224,371

Cash and cash equivalents, end of period	$365,121	$181,534

Supplemental Cash Flow Information:
Cash payments for interest	$466,889	$312,128
Cash payments for taxes	$7,874	$26,670

Note:	A portion of the Company’s acquisition of First NLC Financial Services, LLC was a non-cash transaction see Note 3.

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

2.	FBR Capital Markets Corporation Offering:

On July 20, 2006, the Company closed a private offering to institutional investors by its newly formed taxable REIT subsidiary, FBR Capital Markets Corporation (FBR Capital Markets), and a concurrent private placement by FBR Capital Markets to two affiliates of Crestview Partners. These transactions in the aggregate resulted in the sale of 18,000,000 shares of common equity for $270,000 by FBR Capital Markets. Cash proceeds to FBR Capital Markets, after deducting a placement fee payable to an affiliate of Crestview Partners with respect to the shares purchased by the Crestview affiliates and other costs, were $259,738. In connection with the transactions, the Company completed the contribution to FBR Capital Markets of the Company’s investment banking, institutional brokerage and research and asset management businesses, including the existing subsidiaries Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM) and FBR Fund Advisors, Inc. (FBR Fund Advisors). As a result of these transactions, the Company retains a beneficial 71.9% ownership interest in FBR Capital Markets, and will continue to consolidate FBR Capital Markets for financial reporting purposes.

In addition, in connection with this private placement, pursuant to the guidance in Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” the Company adopted an accounting policy to recognize gains and losses on issuances of subsidiary stock in the statement of operations. Accordingly, in July 2006, the Company recognized a net gain of $121,511 related to the sale of the FBR Capital Markets shares. The gain represents the increase in the value of the Company’s investment in FBR Capital Markets as a result of the share issuance and, based on the structure of the transaction, this gain was not taxable.

As part of these transactions, the Company and FBR Capital Markets entered into a series of agreements, including a contribution agreement, a corporate agreement, a services agreement, a management services agreement, a trademark license agreement and a tax sharing agreement. In addition, FBR Capital Markets and the Company entered into a series of agreements with affiliates of Crestview Partners, including an investment agreement, a governance agreement, a voting agreement, a registration rights agreement, a professional services agreement and option agreements to purchase additional shares. Pursuant to the option agreements, affiliates of Crestview Partners may purchase up to 2,600,000 shares of FBR Capital Markets stock. Based on their terms and conditions, these options have been accounted for as permanent equity.

3.	First NLC Financial Services, LLC Acquisition:

On February 16, 2005, the Company completed the acquisition of First NLC, a non-conforming residential mortgage loan originator located in Florida for a purchase price of $100,803 paid in a combination of cash and stock. First NLC currently operates in 45 states and originates loans through both wholesale and retail channels. First NLC is part of the Company’s mortgage banking segment and operates as a wholly-owned subsidiary. The Company expects that the acquisition of First NLC will assist in expanding and adding flexibility to the Company’s mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions.

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

Identified intangible assets represent the fair value of First NLC’s broker relationships. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), this intangible asset will be amortized over an estimated useful life of ten years based on the economic depletion of this asset. The expected pre-tax amortization expense for the remainder of 2006 and years ended December 31, 2007, 2008, 2009 and 2010, are estimated to be $691, $2,304, $1,925, $1,612, and $1,354 respectively. The total amount of goodwill represents the purchase price of First NLC in excess of the fair value of the net assets acquired. Under SFAS 142, goodwill is not amortized. Instead, this asset is required to be tested at least annually for impairment. Both the identified broker relationship intangible asset and the goodwill are deductible for tax purposes.

The following presents unaudited pro forma consolidated results for the nine months ended September 30, 2005, as though the acquisition had occurred as of January 1, 2005.

Nine Months Ended September 30, 2005
Total revenues, as reported	$889,760
Revenues, net of interest expense and provision for loan losses, as reported	548,812
Net income, as reported	100,700
Total revenues, pro forma	902,518
Revenues, net of interest expense and provision for loan losses, pro forma	558,868
Net income, pro forma	99,441
Earnings per common share:
Basic, as reported	$0.60

Diluted, as reported	$0.59

Basic, pro forma	$0.59

Diluted, pro forma	$0.58

4.	Investments:

Institutional Brokerage Trading Securities

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Government and agency-backed securities	$472,320	$81,044	$922,378	$150,369
Asset-backed securities	—	—	43,372	—
Corporate bond securities	380	2	1,299	—
Corporate equity securities	15,384	438	65,589	178

	$488,084	$81,484	$1,032,638	$150,547

The weighted average coupon for fixed income trading securities owned and for fixed income securities sold but not yet purchased were 5.74% and 4.62%, respectively, as of September 30, 2006. The Company funds investments in such trading securities owned primarily with repurchase agreement borrowings (see Note 5). As of September 30, 2006 and December 31, 2005, $471,303 and $963,772, respectively, of these securities were pledged as collateral for repurchase agreements.

In conjunction with its fixed income trading activity, the Company enters into reverse repurchase agreements with mortgage originators and other third parties that hold mortgage loans and mortgage securities. The outstanding balance of these transactions was $82,770 and the weighted average coupon was 4.91% as of September 30, 2006. The outstanding balance of these transactions was $147,918 and the weighted average coupon was 3.75% as of December 31, 2005.

The Company receives collateral under reverse repurchase agreements. In many instances, the Company is permitted to rehypothecate securities received as collateral. At September 30, 2006 and December 31, 2005, the Company had received securities as collateral that can be repledged, delivered or otherwise used with a fair value, including accrued interest, of $82,971 and $148,112, respectively. Of these securities received as collateral, those with a fair value of $81,044 and $147,502 were delivered or repledged, generally as collateral under repurchase agreements or to cover securities sold but not yet purchased positions as of September 30, 2006 and December 31, 2005, respectively.

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

Principal Investments

Mortgage-related and long-term investments consisted of the following as of the dates indicated:

	September 30, 2006	December 31, 2005
Mortgage-Related Investments:
Mortgage-backed securities available for sale:
Fannie Mae	$2,655,079	$5,825,114
Freddie Mac	1,405,676	1,645,293
Ginnie Mae	38,327	154,193

	4,099,082	7,624,600
Private-label mortgage-backed securities (1)	898,603	362,837

Total mortgage-backed securities available for sale (2)	4,997,685	7,987,437

Mortgage-backed trading securities:
Fannie Mae	715,993	15,124
Freddie Mac	257,598	—

Total mortgage-backed trading securities (3)	973,591	15,124

Total mortgage-backed securities	5,971,276	8,002,561

Mortgage Loans:
Loans held for investment, net (4)	—	6,841,266
Loans held for sale, net (5)	5,668,669	963,807

Total mortgage loans	5,668,669	7,805,073

Reverse repurchase agreements	120,103	283,824

Total mortgage-related investments	11,760,048	16,091,458

Long-term Investments
Merchant Banking:
Marketable equity securities	81,181	217,153
Non-public equity securities	75,267	54,388
Other	—	1,438
Preferred equity investment	2,500	5,000
Equity method investments	42,167	41,977
Residual interest in securitization	—	14,577
Cost method and other investments	5,707	6,301
Investment securities—marked to market	35,289	6,810

Total long-term investments	242,111	347,644

Total mortgage-related and long-term investments	$12,002,159	$16,439,102

(1)	Private-label mortgage-backed securities (MBS) held by the Company as of September 30, 2006 and December 31, 2005 were primarily rated A or higher by Standard & Poors.
(2)	The Company’s MBS portfolio is comprised primarily of adjustable-rate MBS, substantially all of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the available-for-sale portfolio at September 30, 2006 and December 31, 2005 was 6.04% and 4.04%, respectively.
(3)	The weighted-average coupon of the trading portfolio at September 30, 2006 was 6.05%.
(4)	The weighted-average coupon of the Company’s mortgage loan portfolio held for investment December 31, 2005 was 7.27%.
(5)	The weighted-average coupon of the Company’s mortgage loan portfolio held for sale at September 30, 2006 and December 31, 2005 was 7.46% and 8.62%, respectively.

Mortgage-Backed Securities and Long Term Investments

The Company’s long-term investments in available-for-sale and trading securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities designated as available for sale are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. The securities designated as trading are carried at fair value with resulting unrealized gains and losses reflected in income or loss in the statements of operations. Gross unrealized gains and losses on these securities as of September 30, 2006 and December 31, 2005 were:

	September 30, 2006
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses	Fair Value
Mortgage-backed securities (1):
Available-for-sale	$4,992,572	$14,871	$(9,758)	$4,997,685
Trading	969,578	4,013	—	973,591
Marketable equity securities	80,155	3,357	(2,331)	81,181

	$6,042,305	$22,241	$(12,089)	$6,052,457

(1)	The amortized cost of MBS includes unamortized net premium of $46,808 at September 30, 2006.

	December 31, 2005
	Amortized Cost/Cost Basis	Unrealized
		Gains	Losses	Fair Value
Mortgage-backed securities (2):
Available-for-sale	$7,987,437	$—	$—	$7,987,437
Trading	15,120	4	—	15,124
Marketable equity securities	215,349	15,958	(14,154)	217,153

	$8,217,906	$15,962	$(14,154)	$8,219,714

(2)	The amortized cost of MBS includes unamortized discount of $77,531 at December 31, 2005.

The following table provides further information regarding the duration of unrealized losses as of September 30, 2006:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost/Cost Basis	Unrealized Losses	Fair Value	Amortized Cost/Cost Basis	Unrealized Losses	Fair Value
Mortgage-backed securities	$1,648,615	$(9,758)	$1,638,857	$—	$—	$—
Marketable equity securities	38,683	(2,331)	36,352	—	—	—

	$1,687,298	$(12,089)	$1,675,209	$—	$—	$—

The Company has evaluated its portfolio of mortgage-backed securities for impairment. Based on its evaluation, the Company determined that the unrealized losses on mortgage-backed securities are due to interest rate increases and are not related to credit quality issues. All of the mortgage-backed securities held by the Company with unrealized losses are either guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae or have an investment grade rating by Standard & Poors. The Company does not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments, and because the decline in market value is attributable to interest rate increases, and the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity.

The Company also has evaluated its portfolio of marketable equity securities for impairment as of September 30, 2006. For each of the securities, the Company reviewed the underlying causes for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on the severity and duration of certain of these unrealized losses, the Company recognized impairment losses on these investments because they are considered other-than-temporarily impaired. During the three months ended September 30, 2006, the Company recorded $10,117 of other-than-temporary losses in the statements of operations relating to marketable equity securities. During the nine months ended September 30, 2006, the Company recorded $52,009 of other-than-temporary losses. There were no such other-than-temporary losses recorded during the three and nine months ended September 30, 2005. Regarding the remaining marketable equity securities in unrealized loss positions as of September 30, 2006, based on the Company’s evaluation and its ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value to the Company’s cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006. We will continue to evaluate these investments at each reporting period end. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recognized as a loss in the statement of operations at the time the determination is made.

For investments in equity securities carried at cost and other cost method investments, except as noted in the following sentence, the Company did not identify any events or changes in circumstances that may have had a significant adverse affect on the fair value of these investments. During the three and nine months ended September 30, 2006, the Company recorded impairment losses of $9,786 and $10,413, respectively, in the statements of operations reflecting the Company’s evaluation of the estimated fair value of three private equity investments. There were no such impairment losses recorded during the three and nine months ended September 30, 2005.

During the three months ended September 30, 2006, the Company received $758,019 from sales of mortgage-backed securities resulting in gross gains and losses of $10,826 and $-0-, respectively, and received $23,826 from sales of marketable equity securities resulting in gross gains and losses of $4,380 and $-0- respectively. Included in mortgage-backed securities sold and the related gains and losses are $447,614 of mortgage-backed securities purchased and classified as trading during the three months ended September 30, 2006. The Company recognized net realized gain of $9,339 on these trading securities during the three months ended September 30, 2006. During the three months ended September 30, 2005, the Company received $218,237 from sales of mortgage-backed securities with gross gains and losses of $-0- and $(812), respectively, and received $12,354 from sales of marketable equity securities resulting in gross gains and losses of $4,591 and $-0-, respectively. Included in mortgage-backed securities sold and the related gains and losses are $182,969 of mortgage-backed securities purchased and classified as trading during the three months ended September 30, 2005. The Company recognized net realized losses of $(722) on these trading securities during the three months ended September 30, 2005.

During the nine months ended September 30, 2006, the Company received $8,586,096 from sales of mortgage-backed securities resulting in gross gains and losses of $26,784 and $(8,476), respectively, and received $114,306 from sales of marketable equity securities resulting in gross gains and losses of $20,970 and $(6) respectively. Included in mortgage-backed securities sold and the related gains and losses are $817,804 of mortgage-backed securities purchased and classified as trading during the nine months ended September 30, 2006. The Company recognized net realized gain of $9,291 on these trading securities during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company received $1,061,360 from sales of mortgage-backed securities with gross gains and losses of $704 and $(2,781), respectively, and received $52,970 from sales of marketable equity securities with gross gains and losses of $19,523 and $(124), respectively Included in mortgage-backed securities sold and the related gains and losses are $411,107 of mortgage-back securities purchased and classified as trading during the nine months ended September 30, 2005. The Company recognized net realized losses of $(1,197) on these trading securities during the nine months ended September 30, 2005.

As of September 30, 2006 and December 31, 2005, $5,252,016 and $7,864,567 (each representing fair value excluding principal receivable), respectively, of the mortgage-backed securities were pledged as collateral for repurchase agreements and commercial paper borrowings. In addition, $36,814 and $68,890, respectively, of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

Mortgage Loans

As of September 30, 2006, the Company made a determination in evaluating its investment strategy and its intent related to its held-for-investment mortgage loan portfolio that it no longer intends to hold this portfolio for investment. Accordingly, as of September 30, 2006, these loans were reclassified to held for sale. As a result of this change, in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” the Company recorded its investment in this loan portfolio at the lower of cost or market as of September 30, 2006 and recognized a $146,823 write-down in the value of these loans.

In determining the lower-of-cost or market value of these loans, the Company considered various factors effecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. The Company utilized the present value of expected cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance, in determining the value of the portfolio at September 30, 2006. The Company also considered that these loans are collateral for securitization borrowings; therefore, taking into consideration the impact of any sale of the loan portfolio on the securitization borrowings, the related cash flows and the overall value of the residual interests in the securitization transactions that have been retained by the Company. Significant assumptions used by the Company in determining this value were supported by comparison to available market data for similar portfolios and transactions as well as a third party valuation of the residual interests in the securitization transactions.

Although the Company considers its valuation methodology to be appropriate, the realized value from a market transaction may differ given the inherently subjective nature of the valuation, including uncertainties related to the various market assumptions and other data used in the calculation and that difference could be material. The actual value from a market transaction will be subject to, among other things, changes in both short- and long-term interest rates, prepayment rates, housing prices, credit loss experience and the shape and slope of the yield curve. The Company will continue to monitor and assess the significant assumptions underlying this value in the future.

Loans held for sale, net, was comprised of the following:

	September 30, 2006	December 31, 2005
Principal balance	$5,715,950	$969,491
Deferred origination costs, net and unamortized premiums	112,094	15,039
Allowance for lower of cost or market value	(159,375)	(20,723)

Loans held for sale, net	$5,668,669	$963,807

Mortgage loans 90 or more days past due totaled $455,200 and $188,744 as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, the Company has reserved $23,104 for past due interest on such delinquent loans.

During 2005, the Company purchased mortgage insurance on a portion of mortgage loans. The mortgage insurance insures the Company against certain losses on the covered loans, and assists the Company in reducing its credit risk by lowering the effective loan-to-value ratios on the applicable mortgage loans. As of

September 30, 2006, approximately $706,476 in principal balance of mortgage loans held by the Company was covered by such mortgage insurance.

The Company finances its mortgage loan portfolio through warehouse repurchase agreements and securitization financing transactions, which are described in Note 5. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of September 30, 2006 and December 31, 2005.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of September 30, 2006, approximately 33%, 13%, 7% and 7% of the properties were located in California, Florida, Illinois and New York, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

Reverse Repurchase Agreements

Through Arlington Funding, LLC (Arlington Funding), a commercial paper conduit managed by the Company (see Note 5), the Company has provided warehouse financing to mortgage originators. As of September 30, 2006 and December 31, 2005, the outstanding balance of such financings was $37,333 and $135,906, respectively, and the weighted average coupon was 5.73% and 4.74%, respectively. The Company funds its advances through commercial paper borrowings. As of September 30, 2006 and December 31, 2005, the Company had received as collateral for the reverse repurchase agreements mortgage loans with a fair value of $38,330 and $140,676, respectively.

5.	Borrowings:

Commercial Paper and Repurchase Agreements

The Company issues commercial paper and enters into repurchase agreements to fund its investments in mortgage-backed securities and mortgage loans, as well as its warehouse lending and fixed income trading activities. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (Georgetown Funding) and Arlington Funding.

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

Arlington Funding is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgages and providing warehouse financing in the form of reverse repurchase agreements to the Company and its affiliates and to mortgage originators with which the Company has a relationship. The Company serves as administrator for Arlington Funding’s commercial paper program and provides collateral as well as guarantees for commercial paper issuances. As part of those guarantees, the Company has pledged $4,082 in cash to collateralize its obligation. Through these arrangements, the Company is the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s financing capacity through Arlington Funding is $5,000,000.

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

	September 30, 2006			December 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)
Outstanding balance	$3,720,804	$1,924,976	$762,387	$6,996,950	$1,653,599	$1,045,020
Weighted-average rate	5.36%	5.33%	6.04%	4.37%	4.39%	5.16%
Weighted-average term to maturity	21.6 days	19.2 days	NA	19.9 days	18.4 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

	September 30, 2006			September 30, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	$2,916,752	$1,095,487	$998,697	$8,300,373	$2,014,444	$3,661,232
Weighted-average rate during the three months ended	5.40%	5.35%	6.03%	3.55%	3.50%	4.29%
Weighted-average outstanding balance during the nine months ended	$1,998,994	$624,004	$1,064,325	$7,836,804	$2,997,247	$1,923,132
Weighted-average rate during the nine months ended	5.01%	5.01%	5.68%	3.08%	2.93%	4.15%

Securitization Financing

The Company has issued asset-backed securities through securitization trusts to finance a portion of the Company’s portfolio of mortgage loans. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization activity is accounted for as a financing since the securitization trusts do not meet the qualifying special purpose entity criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust. As of September 30, 2006, the Company has issued approximately $7,200,000 of asset-backed securities. Of these asset-backed securities issued by the Company, as described below, $4,942,263 is outstanding as of September 30, 2006.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.75% and 4.76% as of September 30, 2006 and December 31, 2005, respectively. Although the stated maturities for each of these securities are 30 years, the Company expects the securities to be fully repaid prior thereto due to borrower prepayments.

As of September 30, 2006 and December 31, 2005, the outstanding balance of the securities was as follows:

	September 30, 2006	December 31, 2005
Security balance	$4,959,381	$6,654,187
Discount on bonds, net	(17,118)	(11,989)

Balance of securitization financing, net	$4,942,263	$6,642,198

Current balance of loans and other assets collateralizing the securities	$5,010,036	$6,706,821

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $9,185 and $12,808 as of September 30, 2006 and December 31, 2005, respectively, and are included in prepaid expenses and other assets in the consolidated balance sheets. The discount and deferred costs are amortized as a component of interest expense over the life of the debt.

See also Note 6 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Long-Term Debt

As of September 30, 2006 and December 31, 2005, the Company had issued a total of $317,500 of long-term debentures through TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 8.13% and 6.70% as of September 30, 2006 and December 31, 2005, respectively.

6.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (SFAS 133). These instruments include interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts, swaptions, certain borrower interest rate lock agreements, certain commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities and mortgage loans. The derivative financial instruments include interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts and swaptions. As discussed below, certain of these derivatives are designated as cash flow hedges under SFAS 133 and others are not designated as cash flow hedges. The counterparties to these instruments are U.S. financial institutions.

Interest rate caps are primarily used to hedge the interest rate exposure on the Company’s securitization borrowings. In exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity dates of the contracts. Swaptions are options to enter into interest rate swaps at specified future dates. In exchange for a fee paid at inception, the Company has an option to enter into an interest rate swap with a counterparty effectively either locking in a predetermined fixed rate or margin over the terms of the interest rate swap. The following table summarizes these derivative positions as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements (1)	$—	$—	$4,710,928	$38,494
Eurodollar futures contracts (2)	22,790,000	(33,173)	—	—
No hedge designation:
Interest rate cap agreements (3)	4,400,898	29,710	980,821	219
Eurodollar futures contracts (4)	6,494,000	117	—	—
Other (5)	450,600	(1,682)	—	—

(1)	Comprised of five interest rate caps which mature between 2007 and 2010. The notional amounts of the caps amortize over the life of the agreements. The strike rates also vary over the life of the agreements between 4.08% and 6.10%.
(2)	The $22,790,000 total notional amount of Eurodollar futures contracts as of September 30, 2006 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2006 and 2011 and hedge borrowings of between $2,685,000 and $100,000.
(3)	Comprised of nine interest rate caps maturing between 2008 and 2010 with strike rates between 3.84% and 10.50%.
(4)	Comprised of Eurodollar futures with varying maturities between 2006 and 2011.
(5)	Comprised of one put swaption that expires in 2011 and a U.S. Treasury futures contract that expires in December 2006. The underlying swap has a 5 year term beginning in 2011 and maturing in 2016 with the strike rate of 5.81%.

During the year, the Company had designated certain interest rate caps and Eurodollar futures contracts as cash flow hedges of the variability in interest payments associated with the Company’s securitization borrowings. The notional amount and terms of each of these derivative instruments were matched against a like amount of current and/or anticipated borrowings and terms under the Company’s securitization financings. These instruments were highly effective hedges and qualified as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives were reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The Company recorded $476 in earnings and $513 in losses, respectively, in losses related to ineffectiveness during the three and nine months ended September 30, 2006, respectively.

As a result of the reclassification of the Company’s mortgage loan portfolio to held-for-sale classification (see Note 4) and the Company’s current estimate of forecasted securitization borrowings, the Company de-designated these cash flow hedges effective September 30, 2006. The Company is continuing to defer in other comprehensive income the gains and losses from these cash flow hedge transactions related to those future periods where the occurrence of the forecasted transaction is still probable. These gains and losses will be reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

In addition, during the third quarter of 2006, the Company also designated certain Eurodollar futures contracts as cash flow hedges of the variability in interest payments associated with the Company’s forecasted borrowings used to fund the purchase of securities for its MBS investment portfolio. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The Company recorded $4,374 in losses related to ineffectiveness during the three months ended September 30, 2006. The gains and losses on these cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The net effect of the Company’s cash flow hedges on the variability in interest payments was to decrease interest expense by $7,874 and $9,798 for the three and nine months ended September 30, 2006. These hedging activities decreased interest expense by $1,133 and $8,474 during the same periods in 2005. The total net loss deferred in accumulated other comprehensive income relating to these derivatives was $25,550 at September 30, 2006. Of this amount, $3,925 is expected to flow through the Company’s statement of operations over the next twelve months.

The Company also uses derivative instruments, including certain interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts and swaptions, to hedge certain mortgage-backed security and mortgage loan positions and related borrowings that are not designated as hedges under SFAS 133. For example, Eurodollar futures contracts have been used to hedge the financing for certain mortgage-backed security positions and commitments to purchase certain mortgage-backed securities. The Company also uses Eurodollar futures contracts to hedge its exposure on loan commitments. The changes in fair value on these derivatives are recorded to net investment income in the statement of operations. For the three months and nine months ended September 30, 2006, the Company recorded net losses of $15,793 and $29,114, respectively, on these derivatives.

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. As of September 30, 2006, the Company has $529,476 and $1,914,359 in commitments to originate and sell mortgage loans, respectively, and no outstanding commitments to purchase mortgage loans.

As of September 30, 2006, $314,359 of the total commitments to sell mortgage loans are considered derivatives and accounted for under SFAS 133. There were no gains or losses resulting from these derivatives as the rates at which the Company has committed to sell the loans approximates their fair value at September 30, 2006.

As of September 30, 2006, the Company had made forward commitments to purchase $240,000 in Hybrid ARM securities. These commitments to purchase mortgage-backed securities are designated as cash flow hedges of the anticipated purchases and as of September 30, 2006 were valued at $(98), which was deferred as a loss to accumulated other comprehensive income. Gains and losses on commitments deferred to other comprehensive income are transferred from accumulated other comprehensive income to earnings over the life of the hedged item after settlement of the forward purchase or immediately to earnings when the commitment is net settled in a pair-off transaction. There were $125,000 in purchase commitments that were paired-off during the three and nine months ended September 30, 2006 resulting in a $332 gain. There were no pair-off transactions for the three and nine months ended September 30, 2005.

As of September 30, 2006, the Company had made forward commitments to purchase $320,537 Hybrid ARM securities to be designated as trading upon settlement. These commitments to purchase mortgage-backed securities are not designated as hedges under SFAS 133 and as of September 30, 2006, were valued at $321,315 resulting in a gain of $778, which is recognized as income.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During the three and nine months ended September 30, 2006, the Company recorded net losses of $(29) and net gains of $184 respectively, related to these instruments. During the same periods in 2005, the Company recorded a net gains of $727 and $467, respectively, related to these instruments.

As of September 30, 2006 and December 31, 2005, the Company held stock warrants with a fair value of $1,783 and $1,599, respectively.

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

To maintain tax qualification as a REIT, FBR Group must meet certain income and asset tests and distribution requirements. The REIT must distribute to shareholders at least 90% of its (parent company) taxable income. A predominance of the REIT’s gross income must come from real estate sources and other portfolio- type income. A significant portion of the REIT’s assets must consist of real estate and similar portfolio investments, including mortgage-backed securities. Beginning in 2001, the tax law changed to allow REITs to hold a certain percentage of their assets in taxable REIT subsidiaries. The income generated from the Company’s taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders. Failure to maintain REIT qualification would subject FBR Group to Federal and state corporate income taxes at regular corporate rates.

During the three and nine months ended September 30, 2006, the Company recorded tax benefits of $26,062 and $26,541, respectively, for losses attributable to taxable REIT subsidiaries. The Company’s annualized effective tax rate at its taxable REIT subsidiaries was 40.7% for the nine months ended September 30, 2006. During the three and nine months ended September 30, 2005, the Company recorded $8,090 and $26,825, respectively, of income tax expense for income attributable to taxable REIT subsidiaries. The Company’s effective tax rate at its taxable REIT subsidiaries was 46% for the nine months ended September 30, 2005. The disparity between the Company’s effective tax rate in the nine months ended September 30, 2005 as compared to the comparable period in 2006 is due primarily to the non-deductible nature of the $7,500 charge recorded in the first quarter 2005 relating to the Company’s proposed settlements with the Securities and Exchange Commission (SEC) and the NASD’s Department of Market Regulation (see Note 10) and the effects of changes in state apportionment.

8.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, FBR & Co. and FBR Investment Services, Inc. (FBRIS), are registered with the SEC and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2006, FBR & Co. had net capital of $53,359 that was $49,099 in excess of its required minimum net capital of $4,260. As of September 30, 2006, FBRIS and FBRIL had net capital in excess of required amounts.

9.	Earnings Per Share:

The following tables present the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	172,091	172,091	169,745	169,745
Stock options and restricted stock	—	—	—	745

Weighted average common and common equivalent shares outstanding	172,091	172,091	169,745	170,490

Net (loss) earnings applicable to common stock	$(67,392)	$(67,392)	$23,045	$23,045

(Loss) earnings per common share	$(0.39)	$(0.39)	$0.14	$0.14

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock	171,376	171,376	169,166	169,166
Stock options and restricted stock	—	—	—	956

Weighted average common and common equivalent shares outstanding	171,376	171,376	169,166	170,122

Net (loss) earnings applicable to common stock	$(71,085)	$(71,085)	$100,700	$100,700

(Loss) earnings per common share	$(0.41)	$(0.41)	$0.60	$0.59

As of September 30, 2006 and 2005, 3,085,293 and 2,855,006, respectively of outstanding options were anti-dilutive. See Note 11 for additional information regarding outstanding options and restricted stock.

10.	Commitments and Contingencies:

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received on the sale of loans in the event that the loans are repaid within a specified time period subsequent to sale. The Company maintains a liability reserve for its repurchase and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows for the period ended September 30, 2006 and 2005 (the Company did not maintain a reserve for repurchase and premium recapture obligations prior to the acquisition of First NLC in February 2005):

	September 30, 2006	September 30, 2005
Balance at beginning of period/at acquisition of First NLC	$12,457	$8,238
Provision	25,021	6,724
Charge-offs	(12,355)	(5,484)

Balance at end of period	$25,123	$9,478

Litigation

As of September 30, 2006, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company’s business (through its subsidiary First NLC and affiliated entities) includes the origination, acquisition, pooling, securitization and sale of non-conforming residential mortgage loans. Consequently, the

Company is subject to additional federal and state laws in this area of operation, including laws relating to lending, consumer protection, privacy and unfair trade practices.

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

Other Legal and Regulatory Matters

Except as described above, as of September 30, 2006, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. The Company may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of September 30, 2006, $2,317 was subject to such potential future reversal.

11.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the nine months ended September 30, 2006 and year ended December 31, 2005:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2006
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

2005
December 7, 2005	December 30, 2005	January 31, 2006	$0.20
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

Stock Compensation Plans

FBR Group Stock and Annual Incentive Plan (FBR Group Stock Plan)

Under the FBR Group Stock Plan, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to 24,900,000 shares of Class A common stock to eligible participants in the Plan. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Group Stock Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

Effective January 1, 2006, in accordance with SFAS No. 123(R) “Share-Based Payment” (SFAS 123R), the Company adopted a fair value based measurement method in accounting for all share based payment transactions with employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the nine months ended September 30, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the nine months ended September 30, 2006 was $2.25. No options were granted during the three months ended September 30, 2006 under the FBR Group Stock Plan.

A summary of option activity under the FBR Group Stock Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Outstanding as of December 31, 2005	3,188,726	$17.47
Granted	217,500	$9.31
Cancelled	(253,477)	$18.31
Exercised	(67,456)	$6.30

Outstanding as of September 30, 2006	3,085,293	$17.01	2.1

Exercisable as of September 30, 2006	2,469,374	$17.75	1.7

As of September 30, 2006, there was $2,111 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan relating to 615,919 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.6 years.

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

In connection with its formation, FBR Capital Markets (see Note 2) established the FBR Capital Markets Long-Term Incentive Plan. Under the FBR Capital Markets Long-Term Incentive Plan, FBR Capital Markets may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to 5,509,143 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three months ended September 30, 2006: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.8%, and an expected life of four and one-half years for all grants. The weighted average fair value of options granted during the three months ended September 30, 2006 was $5.00. No options were granted prior to the third quarter of 2006.

A summary of option activity under the FBR Capital Markets Long Term Incentive Plan as of September 30, 2006, and changes during the nine months then ended, is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Outstanding as of December 31, 2005	—	$—
Granted	3,385,000	$15.00
Cancelled	—	$—
Exercised	—	$—

Outstanding as of September 30, 2006	3,385,000	$15.00	5.9

Exercisable as of September 30, 2006	—	$—	—

As of September 30, 2006, there was $16,358 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the FBR Capital Markets Long Term Incentive Plan relating to 3,385,000 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.9 years.

Stock Compensation Expense

Compensation expense recognized in income for stock options for the three months and nine months ended September 30, 2006 was $1,113 and $2,090, respectively, and related tax benefit of $23 and $45, respectively. In addition, in accordance with the provisions of SFAS 123R, the Company recognized compensation expense of $446 and $1,342 relating to shares offered under the Employee Stock Purchase Plan for the three months and nine months ended September 30, 2006 respectively. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Stock Plan. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share-based awards amortized over the vesting periods pursuant to SFAS 123.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income	$23,045	$100,700
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	31	92
Deduct: Stock-based employee compensation, net of tax effects	200	1,557

Pro forma net income	$22,876	$99,235

Basic earnings per share—as reported	$0.14	$0.60

Basic earnings per share—pro forma	$0.13	$0.59

Diluted earnings per share—as reported	$0.14	$0.59

Diluted earnings per share—pro forma	$0.13	$0.58

Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the nine months ended September 30, 2006 and 2005, the Company granted 755,765 shares and 1,053,719 shares, respectively, of such FBR Group restricted Class A common stock at weighted average share prices of $9.55 per share and $16.40 per share, respectively. As of September 30, 2006 and December 31, 2005, a total of 1,874,434 and 2,038,340, respectively, shares of such FBR Group restricted Class A common stock was outstanding with unamortized deferred compensation of $12,744 and $15,602, respectively. As a result of adopting SFAS 123R, deferred compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on the Company’s total equity. A summary of these unvested restricted stock awards as of September 30, 2006, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vesting Period
Nonvested as of December 31, 2005	2,038,340	$16.40
Granted	755,765	$9.55
Vested	(763,636)	$9.29
Cancelled	(156,035)	$14.66

Nonvested as of September 30, 2006	1,874,434	$14.93	1.8

For the three months ended September 30, 2006 and 2005, the Company recognized $3,175 and $3,330, respectively, of compensation expense related to this FBR Group restricted stock. For the nine months ended September 30, 2006 and 2005, the Company recognized $10,016 and $10,286 respectively, of compensation expense related to this FBR Group restricted stock.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. The Company issued 609,465 and 720,174 shares of FBR Group restricted common stock valued at $6,503 and $12,313 respectively, to the trust for the nine months ended September 30, 2006 and 2005, respectively, in settlement of such accrued incentive compensation. A summary of the undistributed restricted stock issued to the trust as of September 30, 2006, and changes during the nine months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vesting Period
Share Balance as of December 31, 2005	1,198,314	$20.12
Shares issued to Trust	609,465	$10.67
Shares distributed from Trust	(325,822)	$16.91

Share Balance as of September 30, 2006	1,481,957	$16.93	1.6

Employee Stock Purchase Plan

The Company initiated the 1997 Employee Stock Purchase Plan (the Purchase Plan) on September 1, 1998. Under this Purchase Plan, eligible employees may purchase Class A common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. As discussed above, in accordance with the provisions of SFAS 123R, effective January 1, 2006 the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the three months and nine months ended September 30, 2006, the Company recognized such compensation expense of was $446 and $1,342, respectively.

Employee Stock Purchase and Loan Plan

In connection with the Employee Stock Purchase and Loan Plan, in July and August 2001, the Company issued FBR Group stock and received five-year, limited recourse promissory notes from employees with interest accruing at 6.5 percent accreting to principal for the remaining purchase price. The notes are collateralized by the shares of stock purchased under the plan. As of September 30, 2006 and December 31, 2005, the balance outstanding on these loans was $72 and $4,018, respectively. During the nine months ended September 30, 2006, $124 of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes.

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

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations (1)	Consolidated Totals
Three Months Ended September 30, 2006
Net revenues	$35,619	$5,930	$(147,054)	$22,710	$—	$(82,795)
Operating loss	(43,754)	(3,385)	(159,929)	(12,605)	—	(219,673)
Three Months Ended September 30, 2005
Net revenues	$123,218	$9,625	$23,579	$28,873	$(6,657)	$178,638
Operating income (loss)	21,790	77	12,873	3,052	(6,657)	31,135
Nine Months Ended September 30, 2006
Net revenues	$224,474	$20,184	$(118,641)	$78,586	$—	$204,603
Operating loss	(39,245)	(8,900)	(159,303)	(16,397)	—	(223,845)
Nine Months Ended September 30, 2005
Net revenues	$371,152	$28,772	$100,546	$63,717	$(15,375)	$548,812
Operating income (loss)	62,017	192	76,109	4,582	(15,375)	127,525

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

13.	Recent Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is currently assessing the impact and timing of adoption of SFAS 155.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its results from operations or financial position.

14.	Subsequent Event:

Credit Facility

On October 20, 2006, the Company entered into an $180,000, 364-day senior secured credit agreement with various financial institutions that is available for general corporate purposes, working capital and other potential short-term liquidity needs, and replaces the Company’s previous senior unsecured credit facility that expired on that same date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. (the “Company”) should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 2006 and 2005, and the Notes thereto and the Company’s 2005 Annual Report on Form 10-K.

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

Principal Investing and Mortgage Banking

The majority of our principal investing is in mortgage related investments, particularly mortgage loans and mortgage-backed securities (MBS), but we also invest in merchant banking opportunities, including equity securities, mezzanine debt and senior loans, including non-real estate related assets, subject to maintaining our REIT status. We engage in various mortgage banking activities through our non-conforming mortgage loan originator, First NLC.

Our mortgage related investment activities are subject to various risks, including, interest rate, prepayment risk and credit risk. For example, short-term interest rates have been increasing and may continue to increase. Such increases in short-term rates have caused LIBOR, the interest rate that is the basis for most of our funding costs, to increase. Because the financing arrangements we have for our mortgage assets are floating-rate and adjust periodically, the interest expense on this funding increases directly as LIBOR increases. It is possible to mitigate some of the effects on earnings from increases in short-term rates by hedging with derivative instruments such as interest-rate cap, swaps, or futures. As of September 30, 2006, we have entered into various derivative instruments to substantially hedge the interest rate risk on our borrowings.

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

The Company is subject to credit risk as a result of our investments in mortgage loans. We manage credit risk by among other things, purchasing and originating loans at favorable loan to value ratios and for a portion of the portfolio by purchasing mortgage insurance. In addition to portfolio monitoring procedures performed by management, we engage third parties to monitor loan servicer performance, including loan collection activities and management of defaulted loans. There can be no assurance that the activities we employ to manage credit risk will be effective to manage the risk of mortgage loan default.

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

On July 20, 2006, the Company closed a private offering to institutional investors by its newly formed taxable REIT subsidiary, FBR Capital Markets Corporation (FBR Capital Markets) and a concurrent private placement by FBR Capital Markets to two affiliates of Crestview Partners. These transactions in the aggregate resulted in the sale of 18 million shares of common equity for $270 million by FBR Capital Markets. The Company retains a beneficial 71.9% ownership interest in FBR Capital Markets. See Liquidity and Capital Resources for additional information.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net income decreased from $23.0 million 2005 to a net loss of $ 67.4 million during 2006. The 2006 loss is primarily due to our decision as of September 30, 2006, to reclassify the mortgage loan portfolio held at the REIT from held for investment to held for sale. As a result of this change, we recorded our investment in this portfolio at the lower of cost or market, and consequently recognized a $146.8 million write-down in 2006. In addition, in 2006 we recognized other-than-temporary impairment write-downs of $19.9 million relating to certain investments in our merchant banking investment portfolio. The decrease in net income from 2005 also reflects a significant reduction in capital raising revenues in 2006 as compared to 2005, consistent with the industry’s relatively low volume of new equity issues as well as reductions in net interest and dividends from principal investing activities and earnings from mortgage banking activities.

These write-downs, reduced investment banking activities, and lower principal investment and mortgage banking returns were partially offset by a $121.5 million gain recorded as a result of the July 2006 share issuance by FBR Capital Markets, a holding company for the Company’s capital markets operations formed in the second quarter 2006. This gain represents the increase in value of the Company’s investment in FBR Capital Markets as a result of the share issuance and, based on the structure of the transaction, this gain was not taxable. Subsequent to the share issuance, the Company retains a 71.9% beneficial ownership interest in FBR Capital Markets.

In addition to the above, effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R). Pursuant to the provisions of SFAS 123R, we recorded $1.6 million of compensation expense related to such share-based payments during the third quarter of 2006. The third quarter 2006 net loss also includes a $26.1 million tax benefit as compared to an $8.1 million income tax provision recorded in the third quarter of 2005.

The Company’s net revenues decreased from $178.6 million in 2005 to $(82.8) million in 2006 due to the following changes in revenues and interest expense.

Capital raising revenue decreased 92% from $86.0 million in 2005 to $6.9 million in 2006. The decrease is attributable to a decrease in amounts raised in private placement transactions as well as fewer lead or co-lead managed transactions completed in 2006 as compared to 2005. The Company completed one private equity placement during the third quarter 2006 generating $3.7 million in revenues compared to four private equity placements in 2005 generating $56.8 million. During the third quarter of 2006, the Company managed four public equity offerings raising $328 million, compared to eleven public equity offerings raising $4.8 billion in 2005.

Advisory revenue increased 93% from $3.0 million in 2005 to $5.8 million in 2006 reflecting an increase in the number of advisory engagements in 2006.

Institutional brokerage revenue from agency commissions and principal transactions decreased $2.1 million from $24.8 million in 2005 to $22.7 million in 2006 as a result of decrease in trading gains offset by increases in trading volume. In addition, the Company’s mortgage sales and trading operations contributed revenues net of interest expense of $(0.2) million in 2006, reflecting, $13.8 million in interest income, a net investment loss of $1.5 million and $12.5 million of interest expense. The Company’s mortgage sales and trading operations contributed revenues net of interest expense of $0.7 million in 2005, reflecting $11.3 million in interest income, a net investment loss of $2.4 million and $8.2 million of interest expense.

Asset management base management fees decreased 38% from $7.9 million in 2005 to $4.9 million in 2006. The decrease is primarily attributable to the decrease in average net assets under management in 2006 as compared to 2005, due in large part to the closure and liquidation of certain hedge and offshore funds during the third and fourth quarters of 2005. Asset management incentive allocations and fees decreased from $0.8 million in 2005 to $(0.03) million in 2006 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking, and warehouse financing activities, net of related interest expense, totaled $(110.1) million for the third quarter of 2006 compared to $57.7 million for the third quarter of 2005. The decrease in net revenues is primarily the result of a $146.8 million write-down in the Company’s loan portfolio and the recognition of other-than-temporary impairments related to the merchant banking portfolio. As of September 30, 2006, the Company made a determination in evaluating its investment strategy and its intent related to its held-for-investment mortgage loan portfolio to reclassify these loans to held-for-sale. As a result of this change, the Company recorded its investment in this loan portfolio at the lower of cost or market and recognized a $146.8 million write-down in the value of these loans. The change in intent is primarily based on the strategy to redeploy the capital invested in that portfolio more rapidly to investments with a higher earnings potential than if the portfolio were held to maturity. Significant components of these net revenues, including net interest and net investment income (loss), are discussed below.

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Average Balance	Income/ (Expense)	Yield/ Cost	Average Balance	Income/ (Expense)	Yield/ Cost
Mortgage-backed securities	$4,215,595	$62,491	5.93%	$9,783,015	$77,102	3.15%
Mortgage loans	6,395,043	107,102	6.70%	5,449,225	94,044	6.90%
Reverse repurchase agreements	256,844	3,763	5.73%	193,780	2,018	4.08%

	$10,867,482	173,356	6.38%	$15,426,020	173,164	4.49%

Other (1)		3,756			620

		177,112			173,784

Repurchase agreements	$1,095,487	(14,984)	(5.35)%	$1,567,729	(13,896)	(3.47)%
Commercial paper	2,916,752	(40,265)	(5.40)%	8,300,373	(75,299)	(3.55)%
Mortgage financing credit facilities	998,697	(15,394)	(6.03)%	3,661,232	(40,174)	(4.29)%
Securitization	5,281,887	(74,686)	(5.53)%	1,322,002	(14,224)	(4.21)%
Derivative contracts (2)	—	7,874		—	1,133

	$10,292,823	(137,455)	(5.23)%	$14,851,336	(142,460)	(3.75)%

Net interest income/spread		$39,657	1.15%		$31,324	0.74%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

In connection with the repositioning of the mortgage-backed securities portfolio, the Company liquidated $7.4 billion of securities from this portfolio during the first half of 2006. As a result of these sales, the related repurchase agreement and commercial paper borrowings used to fund these investments likewise decreased significantly. The change in mortgage financing credit facilities and securitization balances from the same period in 2005 reflects the change in the funding source of the mortgage loan portfolio from short-term to long-term.

As shown in the table above, net interest income increased by $8.3 million from the quarter ended September 30, 2005 to the quarter ended September 30, 2006. This increase was due to a slightly higher increase in interest income yield as compared to the increase in the cost of funding. Amortization expense totaled $12.7 million during the third quarter of 2006 compared to $24.9 million during the third quarter of 2005 reflecting the lower premium in the MBS portfolio during 2006 as compared to 2005.

Net interest income from the MBS portfolio increased by $16.7 million from $(5.9) million in 2005 to $10.8 million in 2006 due to an increase in the net interest spread earned on the portfolio from (0.3)% in 2005 to 0.5% in 2006.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $110.9 million with related interest expense of $93.6 million, resulting in net interest income of $17.3 million for the third quarter of 2006. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $96.1 million with related interest expense of $59.4 million, resulting in net interest income of $36.7 million for the quarter ended September 30, 2005. The reduction in net interest income is due primarily to increases in short term interest rates.

In addition to net interest income, the Company recorded $4.8 million in dividend income from its merchant banking equity investment portfolio in 2006, compared to $8.8 million during 2005. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio. The Company realized a net investment loss of $170.6 million during 2006 compared to net investment income of $4.9 million in 2005. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	Three months ended September 30,
	2006	2005
Available for sale and cost method securities—other-than-temporary impairments	$(19,903)	$—
Mortgage loans held-for-sale—lower of cost or market write-down	(146,823)	—
Realized gains on sale of equity investments and mortgage-backed securities	4,380	4,502
Income (loss) from equity method investments	100	(404)
(Losses) gains on investment securities—marked-to-market, net	(3,324)	683
Other, net	(5,051)	85

	$(170,621)	$4,866

The 2006 net investment loss is due primarily to the effects of reclassifying the portfolio of loans held-for-investment to held-for-sale as of September 30, 2006, as discussed above. In determining the lower-of-cost or market value of these loans, the Company considered various factors effecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. The Company utilized the present value of expected cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance, in determining the value of the portfolio at September 30, 2006. The Company also considered that these loans are collateral for securitization borrowings; therefore, taking into consideration the impact of any sale of the loan portfolio on the securitization borrowings, the related cash flows and the overall value of the residual interests in the securitization transactions that have been retained by the Company. Significant assumptions used by the Company in determining this value were supported by comparison to available market data for similar portfolios and transactions as well as a third party valuation of the residual interests in the securitization transactions.

Although the Company considers its valuation methodology to be appropriate, the realized value from a market transaction may differ given the inherently subjective nature of the valuation, including uncertainties related to the various market assumptions and other data used in the calculation and that difference could be material. The actual value from a market transaction will be subject to, among other things, changes in both short- and long-term interest rates, prepayment rates, housing prices, credit loss experience and the shape and slope of the yield curve. The Company will continue to monitor and assess the significant assumptions underlying this value in the future.

As of September 30, 2006, as part of the Company’s quarterly assessment of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded an other-than-temporary impairment charge of $19.9 million relating to marketable equity securities and cost method investments.

Other net investment income primarily includes net gains and losses from derivatives not designated as hedges under SFAS 133. These derivatives primarily include hedges relating to the financing for certain MBS positions.

During the three months ended September 30, 2006 and 2005, the Company sold $2.2 billion and $1.3 billion of loans, respectively, and earned a gross premium of 2.25% and 2.57%, respectively. During the third quarter of 2006, the provision for losses increased significantly as compared to the prior year and prior 2006 quarters reflecting the effects of an industry-wide increase in requests for buy-backs of loans related to early pay defaults. The components of net investment income from mortgage banking activities are as follows (dollars in thousands):

	Three months ended September 30,
	2006	2005
Gross gain from loan sale transactions, including hedge activities	$45,951	$34,200
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(23,843)	(3,312)
Direct loan origination costs, net of fees earned	(6,016)	(13,288)

	$16,092	$17,600

Other revenues increased from $5.5 million in 2005 to $6.5 million in 2006 primarily due to an increase in 12b-1 fees and other interest income.

The Company’s mortgage loan portfolio is comprised of loans predominately originated in 2005 and purchased by the Company in the second half of 2005 and therefore has a limited history. For the three months ended September 30, 2005, the Company’s average loans held for investment balance was $4.0 billion. For the three months ended September 30, 2005, the Company recorded a provision for loan losses relating to its portfolio of loans held for investment of $4.9 million. As discussed previously, the Company reclassified this loan portfolio to a held for sale designation as of September 30, 2006.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $4.2 million in 2005 to $6.5 million in 2006 due to increased long-term borrowings of $40.0 million subsequent to the third quarter of 2005, as well as increased interest rates associated with these borrowings.

Total non-interest expenses decreased 7.2% from $147.5 million in 2005 to $136.9 million in 2006. This decrease reflects reductions in variable compensation, professional services and business development costs due in part to decreased investment banking revenues. These decreases are offset by increased mortgage loan related costs due to larger loan portfolio balances during 2006 as compared to 2005 as well as increased occupancy and equipment costs in 2006 reflecting investments made in upgrading and expanding office space.

Compensation and benefits expense decreased 21.4% from $88.3 million in 2005 to $69.4 million in 2006. This decrease is primarily due to a reduction in variable compensation as a result of decreased investment banking revenues offset slightly by the $1.6 million of stock compensation expense recorded pursuant to SFAS 123R.

Professional services decreased 11.7% from $16.2 million in 2005 to $14.3 million in 2006 primarily due to reductions in corporate accounting and consulting costs in 2006 in part due to 2005 results including non-recurring costs associated with the integration of First NLC’s operations into the Company’s control structure. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Business development expenses decreased 13.6% from $8.8 million in 2005 to $7.6 million in 2006, primarily due to reductions in corporate business development costs, including advertising and marketing costs as well as costs associated with investor conferences. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Clearing and brokerage fees increased 20.8% from $2.4 million in 2005 to $2.9 million in 2006. The increase is due to increased equity trading volumes as well as mortgage trading activity.

Occupancy and equipment expense increased 37.2% from $9.4 million in 2005 to $12.9 million in 2006, including an increase of $0.8 million in depreciation expense from $2.6 million in 2005 to $3.4 million in 2006. This overall increase is primarily due to the investments made in expanding and upgrading office space at our Arlington facilities, upgrades of technology, as well as an increase in costs associated with First NLC and its loan origination platform.

Communications expense increased 16.1% from $5.6 million in 2005 to $6.5 million in 2006 primarily due to increased costs related to market data and customer trading services.

Other operating expenses increased 37.9% from $16.9 million in 2005 to $23.3 million in 2006. This change is primarily due to increased mortgage servicing and mortgage insurance costs as well as costs incurred in 2006 in settlement of certain claims and disputes associated with the Company’s operating activities.

The total income tax provision changed from a $8.1 million tax expense in 2005 to a $26.1 million tax benefit in 2006 due to the current year losses at the Company’s taxable REIT subsidiaries. The Company’s annualized effective tax rate at its taxable REIT subsidiaries was 38.6% for the three months ended September 30, 2006 compared to 43.0% in 2005. The disparity between the effective tax rates is due primarily to the effects of charges state apportionment.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net income decreased from $100.7 million in 2005 to a $71.1 million loss in 2006. The 2006 loss is primarily due to our decision as of September 30, 2006, to reclassify the mortgage loan portfolio held at the REIT from held for investment to held for sale. As a result of this change, we recorded our investment in this portfolio at the lower of cost or market, and consequently recognized a $146.8 million write-down in the third quarter 2006. In addition, in 2006 we recognized other-than-temporary impairment write-downs of $62.4 million relating to certain investments in our merchant banking investment portfolio. The decrease in net income from 2005 also reflects a significant reduction in capital raising revenues in 2006 as compared to 2005, consistent with the industry’s relatively low volume of new equity issues as well as reductions in net interest and dividends from principal investing activities, reductions in asset management fees and earnings from mortgage banking activities.

These write-downs, reduced investment banking activities, and lower principal investment, asset management and mortgage banking returns were partially offset by a $121.5 million gain recorded as a result of the July 2006 share issuance by FBR Capital Markets, a holding company for the Company’s capital markets operations formed in the second quarter 2006. This gain represents the increase in value of the Company’s investment in FBR Capital Markets as a result of the share issuance and, based on the structure of the transaction, this gain was not taxable. Subsequent to the share issuance, the Company retains a 71.9% beneficial ownership interest in FBR Capital Markets. These items are also offset by $7.5 million of expenses recognized in the first quarter of 2005 relating to proposed settlements with the SEC and NASD Department of Market Regulation.

In addition to the above, effective January 1, 2006, the Company adopted SFAS 123R. Pursuant to the provisions of SFAS 123R, we recorded $3.4 million of compensation expense related to such share-based payments during 2006. The net loss in 2006 also includes a $26.5 million tax benefit as compared to a $26.8 million income tax provision recorded in 2005.

The Company’s net revenues decreased 62.7% from $548.8 million in 2005 to $204.6 million in 2006 due to the following changes in revenues and interest expense.

Capital raising revenue decreased 55.8% from $267.9 million in 2005 to $118.3 million in 2006. The decrease is attributable to a decrease in amounts raised in private placement transactions as well as fewer lead or co-lead managed transactions completed in 2006 as compared to 2005. During the first nine months of 2006, the Company completed nine private equity placements generating $81.7 million in revenues compared to ten private equity placements in 2005 generating $163.6 million. In addition, during the first nine months of 2006, the Company managed 20 public equity offerings raising $5.7 billion, compared to 42 public equity offerings raising $12.1 billion in 2005.

Advisory revenue increased 45.6% from $10.3 million in 2005 to $15.0 million in 2006 primarily due to an increase in the number of advisory engagements.

Institutional brokerage revenue from agency commissions and principal transactions increased 8.2% from $75.9 million in 2005 to $82.1 million in 2006 as a result a decrease in trading gains offset by increases in trading volume. In addition, the Company’s mortgage sales and trading operations contributed revenues net of interest expense of $3.4 million, reflecting $48.6 million in interest income, a net investment loss of $3.0 million and $42.2 million of interest expense.

Asset management base management fees decreased 38% from $24.2 million in 2005 to $15 million in 2006. The decrease is primarily attributable to the decrease in average productive assets under management in 2006 as compared to 2005, due in large part to the closure and liquidation of certain hedge and offshore funds during the third and fourth quarters of 2005, as well as a decrease in mutual fund administrative fees. Asset management incentive allocations and fees decreased 25% from $1.2 million in 2005 to $0.9 million in 2006 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $9.0 million for the first nine months of 2006 compared to $176.9 million for the first nine months of 2005. The decrease in net revenues is primarily the result of a $146.8 million write-down in the Company’s loan portfolio and the recognition of other-than-temporary impairments related to the merchant banking portfolio. As of September 30, 2006, the Company made a determination in evaluating its investment strategy and its intent related to its held-for investment mortgage loan portfolio to reclassify these loans to held-for-sale. As a result of this change, the Company recorded its investment in this loan portfolio at the lower of cost or market and recognized a $146.8 million write-down in the value of these loans. The change in intent is primarily based on the strategy to redeploy the capital invested in that portfolio more rapidly to investments with higher earnings potential than if the portfolio were held to maturity. Significant components of these net revenues, including net interest and net investment income (loss), are discussed below.

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$2,806,702	$112,508	5.35%	$10,749,189	$266,593	3.31%
Mortgage loans	7,058,192	363,237	6.86%	2,714,293	141,946	6.97%
Reverse repurchase agreements	201,652	8,377	5.48%	284,159	7,495	3.48%

	$10,066,546	484,122	6.41%	$13,747,641	416,034	4.03%

Other (1)		5,071			980

		489,193			417,014
Repurchase agreements	$624,004	(23,717)	(5.01)%	$2,832,484	(62,031)	(2.89)%
Commercial paper	1,998,994	(75,969)	(5.01)%	7,836,804	(182,852)	(3.08)%
Mortgage financing credit facilities	1,064,325	(45,830)	(5.68)%	1,923,132	(60,590)	(4.15)%
Securitization	5,874,786	(237,533)	(5.33)%	573,722	(18,101)	(4.16)%
Derivative contracts (2)	—	9,798		—	8,474

	$9,562,109	(373,251)	(5.15)%	$13,166,142	(315,100)	(3.15)%

Net interest income/spread		$115,942	1.26%		$101,914	0.88%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As a result of the First NLC acquisition in February 2005, the increase in the mortgage portfolio and the repositioning of the MBS portfolio to eliminate a negative spread on much of the portfolio, the Company’s 2006 principal investment portfolio composition shifted significantly from that of the same period in 2005. In connection with the repositioning of the mortgage-backed securities portfolio, the Company liquidated $7.4 billion of securities from this portfolio during the first nine months of 2006. As a result of these sales, the related repurchase agreement and commercial paper borrowings used to fund these investments likewise decreased significantly. In contrast, the 2006 mortgage loan portfolio and related funding liabilities, while comparable to the fourth quarter of 2005, have increased significantly from those of the first three quarters of 2005, representing the majority of the principal investment portfolio at September 30, 2006.

As shown in the table above, net interest income increased by $14.0 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. This increase was due to an increase in the average balance of mortgage loans which have higher yields than those earned on our MBS portfolio offset by increased borrowing costs due to continued increases in short term interest rates. Amortization expense totaled $33.8 million in the first nine months of 2006 compared to $58.0 million in the first nine months of 2005.

Net interest income from the MBS portfolio decreased by $22.8 million from $43.4 million in 2005 to $20.6 million in 2006 due to a decrease in the average balance of the MBS portfolio and decrease in the net interest spread earned on the portfolio from 0.4% in 2005 to 0.3% in 2006.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $371.6 million with related interest expense of $291.2 million, resulting in net interest income of $80.4 million for the first nine months of 2006. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $149.4 million with related interest expense of $89.9 million, resulting in net interest income of $59.5 million for the nine months ended September 30, 2005.

In addition to net interest income, the Company recorded $12.5 million in dividend income from its merchant banking equity investment portfolio in 2006, compared to $20.6 million during 2005. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio. The Company realized a net investment loss of $175.7 million during 2006 compared to net investment income of $18.7 million in 2005. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	Nine months ended September 30,
	2006	2005
Available for sale and cost method securities—other-than-temporary impairments	$(62,422)	$—
Mortgage loans held-for-sale—lower of cost or market write-down	(146,823)	—
Realized gains on sale of equity investments and mortgage-backed securities	28,152	18,520
Income (loss) from equity method investments	1,284	(840)
(Losses) gains on investment securities—marked-to-market, net	(729)	929
Other, net	4,812	137

	$(175,726)	$18,746

The 2006 net investment loss is due primarily to the effects of reclassifying the portfolio of loans held-for-investment to held-for-sale as of September 30, 2006, as discussed above. In determining the lower-of-cost or market value of these loans, the Company considered various factors effecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. The Company utilized the present value of expected cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance, in determining the value of the portfolio at September 30, 2006. The Company also considered that these loans are collateral for securitization borrowings; therefore, taking into consideration the impact of any sale of the loan portfolio on the securitization borrowings, the related cash flows and the overall value of the residual interests in the securitization transactions that have been retained by the Company. Significant assumptions used by the Company in determining this value were supported by comparison to available market data for similar portfolios and transactions as well as a third party valuation of the residual interests in the securitization transactions.

Although the Company considers its valuation methodology to be appropriate, the realized value from a market transaction may differ given the inherently subjective nature of the valuation, including uncertainties related to the various market assumptions and other data used in the calculation and that difference could be material. The actual value from a market transaction will be subject to, among other things, changes in both short- and long-term interest rates, prepayment rates, housing prices, credit loss experience and the shape and slope of the yield curve. The Company will continue to monitor and assess the significant assumptions underlying this value in the future.

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded other-than-temporary impairment charges of $62.4 million relating to marketable equity securities and cost method investments in 2006.

Other net investment income primarily includes net gains and losses from derivatives not designated as hedges under SFAS 133. These derivatives primarily include hedges relating to the financing for certain MBS positions.

During the nine months ended September 30, 2006 and 2005, the Company sold $5.6 billion and $2.6 billion of loans, respectively, and earned a gross premium of 1.92% and 2.68%, respectively. During the third quarter of 2006, the provision for losses increased significantly as compared to the prior year and prior 2006 quarters reflecting the effects of an industry-wide increase in requests for buy-backs of loans related to early pay defaults. The components of net investment income from mortgage banking activities are as follows (dollars in thousands):

	Nine months ended September 30,
	2006	2005
Gross gain from loan sale transactions, including hedge activities	$111,406	$72,715
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(36,119)	(7,707)
Direct loan origination costs, net of fees earned	(19,056)	(29,368)

	$56,231	$35,640

Other revenues decreased from $17.1 million in 2005 to $17.0 million in 2006 primarily due to a decrease in interest income related to warehouse financing.

The Company’s mortgage loan portfolio is comprised of loans predominately originated in 2005 and purchased by the Company in the second half of 2005 and therefore has a limited history. For the nine months ended September 30, 2006 and 2005, the Company’s average loans held for investment balance was $6.0 billion and $1.8 billion, respectively. For the nine months ended September 30, 2006 and 2005, the Company recorded provisions for loan losses relating to its portfolio of loans held for investment $15.7 million and $6.0 million, respectively. As discussed previously, the Company reclassified these loans to a held for sale category as of September 30, 2006.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $9.3 million in 2005 to $19.0 million in 2006 due to increased long-term borrowings of $40 million subsequent to the third quarter of 2005 as well as increased interest rates associated with these borrowings.

Total non-interest expenses increased 1.7% from $421.3 million in 2005 to $428.4 million in 2006. This increase reflects the inclusion of costs related to First NLC and its operations for the entire first nine months of 2006 as compared to 2005 results that include First NLC activities from the date of acquisition, February 16, 2005, through September 30, 2005. This increase also reflects increased mortgage loan related costs due to larger portfolio balances during 2006. These increases are offset by the $7.5 million of expenses recognized in the first quarter of 2005 relating to proposed settlements with the SEC and NASD’s Department of Market Regulation. This increase is further offset by decreases in variable compensation, professional services and business development costs due in part to decreased investment banking revenues.

Compensation and benefits expense decreased 8% from $244.2 million in 2005 to $224.6 million in 2006. This decrease is primarily due to a $32.5 million decrease in variable compensation associated with the decrease in investment banking revenue offset by a $16.7 million increase in First NLC compensation and the $3.4 million of stock compensation recorded pursuant to SFAS 123R. The increase in First NLC compensation is attributable to the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition, as well as net increase in its headcount related to expansion of its origination platform.

Professional services decreased 17% from $50.0 million in 2005 to $41.5 million in 2006 primarily due to reductions in corporate accounting and consulting costs in 2006 in part due to 2005 results including non-recurring costs associated with the integration of First NLC’s operations into the Company’s control structure. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Business development expenses decreased 16.3% from $36.2 million in 2005 to $30.3 million in 2006. This decrease is primarily due to a decrease in corporate business development costs, including advertising costs and costs associated with the Company’s sponsorship of the PGA Tour’s FBR Open, as well as costs associated with investor conferences. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Clearing and brokerage fees increased 29.7% from $6.4 million in 2005 to $8.3 million in 2006. The increase is due to increased equity trading volumes as well as mortgage trading activity.

Occupancy and equipment expense increased 52.3% from $23.9 million in 2005 to $36.4 million in 2006, including an increase of $3.3 million in depreciation expense from $6.7 million in 2005 to $10.0 million in 2006. This overall increase is primarily due to the investments made in expanding and upgrading office space at our Arlington facilities, upgrades of technology, as well as an increase in costs associated with First NLC, reflecting the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition.

Communications expense increased 21.5% from $14.9 million in 2005 to $18.1 million in 2006 primarily due to increased costs related to market data and customer trading services as well as increased costs associated with First NLC, reflecting the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition.

Other operating expenses increased 51.6% from $45.7 million in 2005 to $69.3 million in 2006. This change is primarily due to an increase of approximately $26.2 million in servicing fees and insurance related to the mortgage loan portfolio offset by the $7.5 million incurred in 2005 relating to the proposed settlements with the SEC and the NASD’s Department of Market Regulation.

The total income tax provision changed from a $26.8 million tax expense in 2005 to a $26.5 million tax benefit in 2006 due to the current year losses at the Company’s taxable REIT subsidiaries. The Company’s annualized effective tax rate at its taxable REIT subsidiaries was 40.7% for the nine months ended September 30, 2006 compared to 46% in 2005. The disparity between the effective tax rates is due primarily to the non-deductible nature of the $7.5 million accrued during the first quarter of 2005 relating to the Company’s proposed settlements with the SEC and the NASD’s Department of Market Regulation and the effects of changes in state apportionment.

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

FBR Capital Markets Corporation Private Equity Offering

On July 20, 2006, the Company closed a private offering to institutional investors by its newly formed taxable REIT subsidiary, FBR Capital Markets, and a concurrent private placement by FBR Capital Markets to two affiliates of Crestview Partners. These two concurrent transactions in the aggregate resulted in the sale of 18 million shares of common equity for $270 million by FBR Capital Markets. Cash proceeds to FBR Capital Markets, after deducting a placement fee payable to an affiliate of Crestview Partners with respect to the shares purchased by the Crestview affiliates and other costs, were $259.7 million. In connection with the transactions, we completed the contribution to FBR Capital Markets of our investment banking, institutional brokerage and research and asset management businesses, including the existing subsidiaries FBR & Co., Inc., FBRIL, FBRIM and FBR Fund Advisors. As a result of these transactions, we retain a beneficial 71.9% ownership interest in FBR Capital Markets, and will continue to consolidate FBR Capital Markets for financial reporting purposes.

In addition, in connection with this private placement, pursuant to the guidance in Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary,” the Company adopted an accounting policy to recognize gains and losses on issuances of subsidiary stock in the statement of operations. Accordingly, in July 2006, we recognized a net gain $121.5 million related to the sale of the FBR Capital Markets shares.

As part of these transactions, the Company and FBR Capital Markets entered into a series of agreements, including a contribution agreement, a corporate agreement, a services agreement, a management services agreement, a trademark license agreement and a tax sharing agreement. In addition, FBR Capital Markets and the Company entered into a series of agreements with affiliates of Crestview Partners, including an investment agreement, a governance agreement, a voting agreement, a registration rights agreement, a professional services agreement and option agreements to purchase additional shares.

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

As of September 30, 2006, the Company’s indebtedness totaled $13.4 billion, which resulted in a leverage ratio of 11.5 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding and Arlington Funding, securitization financing and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings, Inc. (TRS Holdings). Such long-term debt issuances have totaled $317.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of September 30, 2006, we had $324.4 million of long-term corporate debt.

As of September 30, 2006, the Company had outstanding securitization financing liabilities of $4.9 billion. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of debt is reduced as the underlying loan collateral is paid down. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.75% as of September 30, 2006.

On October 20, 2006, we entered into a $180 million, 364-day senior secured credit agreement with various financial institutions. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs and replaces the Company’s previous senior unsecured facility that expired on that same date.

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

	September 30, 2006			December 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)
Outstanding balance	$3,720,804	$1,924,976	$762,387	$6,996,950	$1,653,599	$1,045,020
Weighted-average rate	5.36%	5.33%	6.04%	4.37%	4.39%	5.16%
Weighted-average term to maturity	21.6 days	19.2 days	N/A	19.9 days	18.4 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of September 30, 2006, liquid assets consisted primarily of cash and cash equivalents of $365.1 million. In addition, we held $6.0 billion in MBS, $5.7 billion in non-conforming mortgage loans, $242.1 million in long-term investments, $488.1 million in trading securities, and a receivable for securities sold of $946.1 million as of September 30, 2006.

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

As of September 30, 2006, our mortgage-backed securities portfolio was comprised primarily of agency-backed ARM and Hybrid ARM securities. Excluding principal receivable, which totaled $23.7 million, the total par value of the portfolio was $5.9 billion and fair value of the portfolio was $6.0 billion. As of September 30,

2006, the weighted average coupon of the portfolio was 6.04%. As of September 30, 2006, the principal balance of the mortgage loan portfolio was $5.7 billion and the weighted average coupon was 7.46%.

The actual yield on the MBS and the mortgage portfolio is affected by the price paid to acquire or the deferred net costs incurred to originate the investment. Our cost basis in MBS and mortgage loans is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. Based on our December 2005 decision to reposition the MBS portfolio and the resulting portfolio sales during 2006 and reinvestment activity to date, the MBS portfolio had a premium of $46.8 million (0.79% of the unpaid principal balance or par value) as of September 30, 2006.

The following table provides additional detail regarding the Company’s merchant banking investments as of September 30, 2006 (dollars in thousands).

	September 30, 2006
Merchant Banking Investments	Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Aames Investment Corporation (2)	4,707,900	$18,832	$18,832
Amtrust Financial Services (1)	2,558,994	16,749	16,749
Asset Capital Corporation, Inc. (1)	948,766	7,500	7,500
Castlepoint Holdings (1)	500,000	4,650	4,650
Cmet Finance Holdings, Inc. (1)(2)	65,000	975	975
ECC Capital (2)	3,940,110	4,807	4,019
Fieldstone Investment Corporation (2)	3,588,329	32,869	31,326
Government Properties Trust (2)	210,000	1,894	1,894
Legacy Reserves (1)	619,133	9,894	9,894
Lexington Strategic Asset Corporation (1)	537,634	5,000	5,000
New York Mortgage Trust, Inc. (2)	200,000	772	772
People’s Choice Financial Corporation (1)(2)	3,500,000	10,500	10,500
Quanta Capital Holdings Ltd. (2)	2,870,620	5,282	5,282
Specialty Underwriters Alliance, Inc. (2)	918,602	5,658	7,624
Taberna Realty Finance Trust (1)	985,663	10,000	10,000
United Western Bancorp	219,000	3,870	4,660
Vintage Wine Trust, Inc. (1)	1,075,269	10,000	10,000
Whittier Energy Corporation	898,060	5,000	5,600
Preferred equity investment (2)		2,500	2,500
Other		1,171	1,171

Total Merchant Banking Investments		$157,923	$158,948

(1)	As of September 30, 2006 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(2)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges.

Net unrealized gains and losses related to our mortgage portfolio, including derivatives accounted for as cash flow hedges, and merchant banking investments that are included in “accumulated other comprehensive income” in our balance sheet totaled $(18.9) million and $1.2 million, respectively, as of September 30, 2006. If we choose to liquidate these securities or we determine that a decline in value of these investments below our cost basis is “other than temporary,” a portion or all of the gains or losses will be recognized as realized gain (loss) in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. (NASD). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2006, FBR & Co. had total regulatory net capital of $53 million that was $49 million in excess of its required minimum net capital of $4 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

The Company declared the following distributions during the nine months ended September 30, 2006 and year ended December 31, 2005:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2006
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

2005
December 7, 2005	December 30, 2005	January 31, 2006	$0.20
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

Contractual Obligations

The Company has contractual obligations to make future payments in connection with short and long-term debt, non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next six years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (1)	$—	$970	$970	$970	$970	$320,567	$324,447
Minimum rental and other contractual commitments	4,755	23,901	24,048	17,270	16,336	61,431	147,741
Securitization financing (2)	—	—	—	—	—	4,959,063	4,959,063
Capital commitments (3)	—	—	—	—	—	—	—

Total Contractual Obligations	$4,755	$24,871	$25,018	$18,240	$17,306	$5,341,061	$5,431,251

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. The Company will incur approximately $6.5 million in interest related to these long-term debt securities in the fourth quarter of 2006. Based on a weighted average 3-month LIBOR of 5.50% as of September 30, 2006, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317.5 million of long-term debt securities would be approximately $25.8 million for the year ending December 31, 2007. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior thereto due to borrower prepayments and/or possible clean-up calls.
(3)	The table above excludes $6.5 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot determine when, if ever, the commitments will be called.

The Company also has short-term commercial paper and repurchase agreement liabilities of $3.7 billion and $2.7 billion, respectively, as of September 30, 2006. See Note 5 in the financial statements for further information.

As of September 30, 2006, the Company had made interest rate lock agreements with mortgage borrowers and commitments to sell mortgage loans of $529 million and $1.9 billion, respectively.

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

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is subject to interest-rate risk as a result of its principal investment and mortgage banking activities. Through these activities, the Company invests in mortgage-backed securities and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparty to the Company’s derivative agreements at September 30, 2006 are U.S. financial institutions.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at September 30, 2006.” Actual results could differ significantly from these estimates. The estimated change in value of the mortgages loans and mortgage-backed securities reflects an effective duration of .81 and 1.5, respectively. The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the mortgage-backed securities, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at September 30, 2006	Value at September 30, 2006 with 100 basis point increase in interest rates	Percent Change	Value at September 30, 2006 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage securities	$5,971,276	$5,855,861	(1.93)%	$6,035,422	1.07%
Mortgage loans	5,668,669	5,609,148	(1.05)%	5,700,980	0.57%
Derivative assets	55,229	93,394	69.10%	29,478	(46.63)%
Reverse repurchase agreements	120,103	120,103	—	120,103	—
Other	2,842,778	2,842,778	—	2,842,778	—

Total Assets	$14,658,055	$14,521,284	(0.93)%	$14,728,761	0.48%

Liabilities
Repurchase agreements and commercial paper	$6,408,167	$6,408,167	—	$6,408,167	—
Securitization financing	4,942,263	4,942,263	—	4,942,263	—
Derivative liabilities	60,354	(7,883)	(113.06)%	134,311	122.54%
Other	1,950,071	1,950,071	—	1,950,071	—

Total Liabilities	13,360,855	13,292,618	(0.51)%	13,434,812	0.55%
Minority Interest	133,519	133,519	—	133,519	—
Shareholders’ Equity	1,163,681	1,095,147	(5.89)%	1,160,430	(0.28)%

Total Liabilities and Shareholders’ Equity	$14,658,055	$14,521,284	(0.93)%	$14,728,761	0.48%

Book Value per Share	$6.75	$6.35	(5.89)%	$6.73	(0.28)%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of September 30, 2006 (dollars in thousands, except per share amounts).

	Value at September 30, 2006	Value of Equity at September 30, 2006 with 10% Increase in Price	Percent Change	Value at September 30, 2006 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$81,181	$89,299	10.00%	$73,063	(10.00)%
Equity method investments	42,167	46,384	10.00%	37,950	(10.00)%
Investment securities—marked to market	35,289	38,818	10.00%	31,760	(10.00)%
Other long-term investments	5,707	5,707	—	5,707	—
Trading securities—equities	15,384	16,922	10.00%	13,846	(10.00)%
Other	14,478,327	14,478,327	—	14,478,327	—

Total Assets	$14,658,055	$14,675,457	0.12%	$14,640,653	(0.12)%

Liabilities	$13,360,855	$13,360,855	—	$13,360,855	—

Minority Interest	133,519	133,519	—	133,519	—
Shareholders’ Equity
Common stock	1,744	1,744	—	1,744	—
Paid-in-capital	1,551,248	1,551,248	—	1,551,248	—
Employee stock loan receivable	(72)	(72)	—	(72)	—
Accumulated comprehensive (deficit) income	(17,691)	(9,573)	45.89%	(25,809)	45.89%
Retained earnings	(371,548)	(362,264)	(2.50)%	(380,832)	2.50%

Total Shareholders’ Equity	1,163,681	1,181,083	1.50%	1,146,279	(1.50)%

Total Liabilities and Shareholders’ Equity	$14,658,055	$14,675,457	0.12%	$14,640,653	(0.12)%

Book Value per Share	$6.75	$6.85	(1.49)%	$6.64	(1.49)%

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Regulatory Investigations

As of September 30, 2006, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company’s business (through its subsidiary First NLC and affiliated entities) includes the origination, acquisition, pooling, securitization and sale of non-conforming residential mortgage loans. Consequently, the Company is subject to additional federal and state laws in this area of operation, including laws relating to lending, consumer protection, privacy and unfair trade practices.

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

Other Legal and Regulatory Matters

Except as described above, as of September 30, 2006, the Company was not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

As of September 30, 2006, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 6.	Exhibits

3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003).

3.02	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003).

4.01	Form of Specimen Certificate for Registrant’s Class A Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-3 (file no. 333-107731)).

10.01	Credit agreement, dated as of October 20, 2006, among Friedman, Billings, Ramsey Group, Inc. and JP Morgan Chase Bank N.A., as Administrative Agent, J.P. Morgan Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, and Calyon New York Branch, as Syndication Agent.

11	Statement Regarding Computation of Per Share Earnings (see Part I, Item 1, Note 8 to the Registrant’s Consolidated Financial Statements (omitted pursuant to Item 601(a)(ii) of Regulation S-K).

12	Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Eric F. Billings, Chief Executive Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

32.02	Certification of Kurt R. Harrington, Chief Financial Officer of Friedman, Billings, Ramsey Group, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2006

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 9, 2006