Form 10-K
period 2006-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2007-03-01
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting common equity stock held by non-affiliates of the registrant as of June 30, 2006, based on the last sale price reported on that date on the New York Stock Exchange, which was $10.97 per share, was approximately $1.8 billion. In determining this figure, the registrant has excluded all shares of Class A and Class B common stock beneficially owned by its directors and executive officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	161,462,148 shares as of January 31, 2007
Class B Common Stock	13,225,249 shares as of January 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
1. Definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K	Part III

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

This Form 10-K and the information incorporated by reference in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	the factors identified under the caption entitled “Risk Factors” beginning on page 30 of this Form 10-K;

•	the overall environment for interest rates;

•	prepayment speeds within the mortgage-backed securities market;

•	potential risk attributable to our mortgage-related or merchant banking investment portfolios;

•	credit and regulatory risks associated with the business of originating and holding residential mortgage loans which can result in losses on these assets;

•	the demand for public offerings of equity and debt securities;

•	activity in the secondary securities markets;

•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•	competition among financial services firms and/or mortgage banking companies for business and personnel;

•	the high degree of risk associated with venture capital investments;

•	mutual fund and 401(k) pension plan inflows or outflows in the securities markets;

•	volatility of the securities markets;

•	available technologies;

•	malfunctioning or failure in our operations and infrastructure;

•	the effect of government regulation and of general economic conditions on our own business and on the business in the industry areas on which we focus our investment banking activities;

•	fluctuating quarterly operating results;

•	the availability of capital to us;

•	our ability to retain our key professionals;

•	risk from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to maintain effective internal controls;

•	changes in laws and regulations and industry practices that may adversely affect our businesses; and

•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended.

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

ITEM 1. BUSINESS

Our Company

We are a real estate investment trust, or REIT, that, through our taxable REIT subsidiaries, operates investment banking, institutional brokerage and research and asset management businesses. At the parent REIT level, we invest as a principal in mortgage-backed securities (MBS), non-conforming residential mortgages and other mortgage related assets and make merchant banking investments. In addition, we also originate non-conforming residential mortgage loans through First NLC Financial Services, LLC (First NLC), one of our taxable REIT subsidiaries.

As of December 31, 2006, we beneficially owned approximately 72% of the outstanding shares of common stock of FBR Capital Markets Corporation (FBR Capital Markets), one of our taxable REIT subsidiaries, which is a holding company for our investment banking, institutional brokerage and research and asset management businesses. We formed FBR Capital Markets in June 2006. On July 20, 2006, FBR Capital Markets completed a private offering of common stock to institutional investors and a concurrent private placement to two affiliates of Crestview Partners (Crestview), a New York-based private equity firm. These transactions, which we collectively refer to as the 2006 private offering, resulted in the sale of 18,000,000 shares of FBR Capital Markets common stock. Cash proceeds to FBR Capital Markets, after deducting a placement fee payable to an affiliate of Crestview with respect to 5,172,813 shares of FBR Capital Markets common stock purchased by Crestview and other costs, were approximately $259.7 million. In connection with the 2006 private offering, we contributed to FBR Capital Markets our investment banking, institutional brokerage and research and asset management businesses, including the existing subsidiaries Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM) and FBR Fund Advisors, Inc. (FBR Fund Advisors).

Our investment banking, institutional brokerage and research, and asset management businesses and our non-conforming mortgage loan origination businesses are conducted through taxable REIT subsidiaries and pay income tax on their earnings at statutory corporate income tax rates. Our mortgage-related investment and merchant banking businesses are conducted at the parent REIT level, generating and distributing their earnings as dividends to shareholders before taxes. This structure provides shareholders a security that pays a dividend at the parent REIT level and, at the taxable REIT subsidiary level, offers the possibility for growth through the ability to retain and reinvest after-tax earnings. In 2005, we diversified our business and portfolio strategy further by acquiring First NLC, a non-conforming residential mortgage loan originator.

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

Employees

As of December 31, 2006, we had 3,019 employees, of which 2,293 were employed at our First NLC subsidiary. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

Financial Information by Segment

We operate in four business segments (each of which is described below): principal investing, capital markets (which includes investment banking and institutional brokerage and research operations), asset management and non-conforming residential mortgage loan origination.

At December 31, 2006, we had total assets of approximately $13.4 billion and shareholders’ equity of approximately $1.2 billion. These amounts were divided among our four business segments as follows:

	Assets	Equity Capital
Principal Investing	89.5%	78.0%
Capital Markets	2.2%	12.2%
Asset Management	0.3%	2.6%
Non-conforming Residential Mortgage Loan Origination	8.0%	7.2%

Financial information by business segment for the fiscal years ended December 31, 2006, December 31, 2005, and December 31, 2004, including the amount of net revenue contributed by each business segment in such periods, is set forth in Note 17 to our Consolidated Financial Statements and is incorporated herein by reference.

Principal Investing Business

The majority of our principal investing is in mortgage securities, whole mortgage loans and other mortgage assets. We also invest in merchant banking opportunities, including equity securities, mezzanine debt and senior loans. Some of our investments are in non-real estate related assets, subject to maintaining our REIT status. In 2005, we began to implement a broader strategy to expand the types of mortgage investments held in our REIT portfolio. Our acquisition of First NLC, completed in February 2005, has given us the ability to source self-originated non-conforming residential mortgage loans for our portfolio, in addition to loans purchased from third parties. Non-conforming residential mortgage loans are loans that do not meet the conforming loan underwriting standards of Fannie Mae, Freddie Mac and Ginnie Mae. See “—Mortgage Investing” below. Our mortgage-related investments include securities backed by residential mortgage loans that satisfy conforming loan underwriting standards of Fannie Mae, Freddie Mac and Ginnie Mae, non-conforming residential mortgage loans and securities backed by non-conforming residential mortgage loans.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. As a result of the significant decrease in short-term interest rates during 2002 and 2003 and the resulting shape of the yield curve, our MBS investments provided us with higher relative rates of return than most other investment opportunities we evaluated during that time. Increases in short-term interest rates during 2004, 2005 and 2006 reduced the rate of return on our MBS investments. There is no assurance that our past experience will be indicative of future results or that mortgage investments will provide higher rates of returns than other investment alternatives. We continue to believe that the mortgage sector offers attractive risk-adjusted returns and have broadened our investment activity to include non-conforming mortgage-related securities and non-conforming mortgage loans. We continuously evaluate investment opportunities against the returns available in each of our investment alternatives and attempt to allocate our assets and capital with an emphasis toward what we believe to be the highest risk-adjusted return available, consistent with retaining our REIT status. This strategy will cause us to have different allocations of capital in different environments.

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

Our agency-backed MBS consist of MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. For a detailed discussion regarding the interest rate sensitivity of our MBS portfolio and how we manage interest rate risk, see “—Our Hedging & Interest Rate Risk Management” below.

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

Non-conforming Residential Mortgage Loans

We invest directly in non-conforming residential mortgage loans which consist of mortgage loans that do not satisfy conforming loan underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming residential mortgage loans also include loans to more creditworthy borrowers where the size of the loan exceeds underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae. We purchase non-conforming residential mortgage loans from third party originators and we also invest in securities backed by pools of non-conforming residential mortgage loans. We may also invest in loans originated by First NLC. See “Mortgage Loan Origination—Mortgage Banking” below.

During 2006, we did not deploy additional capital to invest in this asset class. As of September 30, 2006, we made a determination in evaluating our mortgage investments and strategy to reclassify the mortgage loan portfolio held at the parent-REIT level. As a result of this change, we recorded our investment in this portfolio at the lower of cost or market. During 2006, we recognized a $149.8 million non-cash mark-to-market write-down in the value of this mortgage loan portfolio. The write-down of the mortgage loan portfolio signals our decision not to hold that portfolio to maturity and an intention to redeploy the capital invested in that portfolio more rapidly than if the portfolio were held to maturity.

The non-conforming residential mortgage market has recently encountered difficulties which may adversely affect the liquidity, fair value and profitability of our non-conforming residential mortgage loan portfolio. These difficulties include:

•

An increase in delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase in the sub-prime sector. In recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to hybrid mortgage loans after their initial fixed rate period, and with respect to mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates.

•

An increase in the yield required by sub-prime mortgage loan investors to compensate for heightened uncertainty with respect to future credit losses. This higher yield is a result of increasing delinquencies and losses and the recently experienced serious financial difficulties and, in some cases, bankruptcy of several residential mortgage loan originators that originate sub-prime loans.

These difficulties have resulted in a declining market for non-conforming residential mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults and for breaches of other representations regarding loan quality and a decline in value of a mortgage loan investment portfolios for the reasons specified above.

Net Interest Margin (NIM) Securities

We invest directly in net interest margin (NIM) securities that are short-term and investment grade-rated by either Moody’s or Standard & Poor’s. Generally, a NIM represents an interest in some or all of the excess cash flows of a securitization of non-conforming mortgage loans. Specifically, a typical non-conforming mortgage loan securitization generates excess spread due to the fact that the securitization is backed by mortgage loans which bear interest rates in excess of the interest rates on the securities offered in such securitization. Additionally, excess cash flow in a typical non-conforming mortgage loan securitization is generated by prepayment premiums. The excess spread, after satisfaction of any realized losses, required overcollateralization (O/C) of the securitization, servicing and trustee fees, and prepayment premiums, are part of the residual assets of the securitization trust.

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

We borrow funds to invest in residential mortgage assets by entering into repurchase agreements or, in the case of MBS, issuing commercial paper or entering into securitization financing arrangements. Under repurchase agreements, assets are sold to a third party with the commitment to repurchase the same assets at a fixed price on an agreed future date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. These repurchase agreements are accounted for as debt, secured by the underlying assets. In August 2003, we formed Georgetown Funding, LLC (Georgetown Funding), which is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement and repurchase agreements, we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are collateralized by the MBS we own and are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Through our master repurchase agreement with Georgetown Funding, we are able to finance up to $12 billion of MBS.

In October 2004, we formed Arlington Funding LLC (Arlington Funding), which is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgages and providing warehouse financing in the form of reverse repurchase agreements to us and our affiliates and to mortgage originators with which we have a relationship. We serve as administrator for Arlington Funding’s $5 billion commercial paper program and provide collateral as well as guarantees for commercial paper issuances. The commercial paper notes issued by Arlington Funding are collateralized by non-conforming mortgage loans owned by various third party originators as well as non-conforming residential mortgage loans owned by First NLC. Through these arrangements, we are the primary beneficiary of Arlington Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The agreements with First NLC allow us to finance up to $1 billion of non-conforming residential mortgage loans owned by First NLC through commercial paper issued by Arlington Funding.

We finance non-conforming residential mortgage loans purchased for our portfolio initially with warehouse debt utilizing repurchase agreements. Securitized loans remain on our consolidated statement of financial condition as an asset while the securitization debt is accounted for as a liability on our consolidated statement of financial condition in the case that the transaction is not considered a sale.

Our Hedging and Interest Rate Risk Management

To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management program intended to protect our portfolio of MBS, mortgage-related investments and mortgage loans against the effects of major interest rate changes. Generally, our interest rate risk management program is formulated with the intent to ameliorate the potential adverse effects resulting from differences in the amount and timing of rate adjustment to our assets verses those affecting our corresponding liability. Our agency-backed MBS hedging strategy includes an element of reliance on coupon repricing of assets in addition to hedging our liability cost.

Additionally, our interest rate risk management program may encompass from time to time a number of procedures, including the following:

•

structuring some borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate MBS, mortgage-related investments and mortgage loans; and

•

structuring some borrowing agreements relating to adjustable-rate MBS, mortgage-related investments and mortgage loans to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year).

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

We purchase from time-to-time interest rate swaps, interest rate collars, interest rate caps or floors, and similar financial instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the yield on our assets during a period of rising interest rates or to mitigate prepayment risk. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. Certain of our interest rate management activities qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. We report the derivative financial instruments and any related margin accounts on our consolidated balance sheets at their fair value. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that the cost of hedging exceeds the level of risk that management believes is present.

We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potential environments. Our interest rate risk management strategies also provide support for our leverage strategies. In determining our target leverage, we monitor, among other things, our “duration.” This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our MBS, mortgage-related investments and mortgage loans and liabilities. See additional discussion of interest rate risk relative to our leveraged MBS and mortgage loans included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

We may elect to conduct a portion of our hedging operations through one or more subsidiary corporations, each of which we would elect to treat as a “taxable REIT subsidiary.” To comply with the asset tests applicable to us as a REIT, we could own 100% of the voting stock of such subsidiary, provided that the value of the stock that we own in all such taxable REIT subsidiaries does not exceed 20% of the value of our total assets at the close of any calendar quarter. A taxable subsidiary would not elect REIT status and may or may not distribute any net profit after taxes to us and its other stockholders. Any dividend income we receive from the taxable subsidiaries (combined with all other income generated from our assets, other than qualified REIT real estate assets) must not exceed 25% of our gross income.

We believe that we maintain a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate us from interest rate changes and prepayment risks. Further, as noted above, the federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to hedge our interest rate and prepayment risks. We monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which could result in our disqualification as a REIT, the payment of a penalty tax for failure to satisfy certain REIT tests under the Internal Revenue Code, provided the failure was for reasonable cause. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, we may be unable to hedge effectively our interest rate and prepayment risks. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Hedging Activities” below.

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

Merchant Banking

Our merchant banking investment strategy is to invest in companies that compete in industries where we have investment expertise and a contextual understanding of industry dynamics. We rely on the investment banking group of Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), which is the principal operating subsidiary of FBR Capital Markets, to provide us with potential investment opportunities. As a result, although all of our investment decisions are driven by a fundamental value-oriented approach and not as part of a strategy to generate investment banking business for our affiliate, almost all of our investments are in companies that are also investment banking clients of our affiliate. We are long-term investors but do not seek to control the companies in which we invest. In most cases, we intend to hold our merchant banking investments for greater than 12 months. Because of our broker-dealer affiliation, many of our investments in companies that are our investment banking clients are subject to lock-up restrictions which limit our ability to sell securities for a period of time.

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

Upon completion of FBR Capital Markets’ private offering in July 2006, FBR Capital Markets began evaluating merchant banking investments along with us in potential or existing investment banking clients. FBR Capital Markets and our company intend to allocate each merchant banking investment opportunity 50% to FBR Capital Markets and 50% to our company, subject to the approval of each of our investment committees. In addition, allocations will also be subject, in our case, to the maintenance of our REIT qualification, and, in the case of both FBR Capital Markets and our company, the maintenance of our respective exemptions from the registration requirements of the Investment Company Act of 1940, as amended.

As of December 31, 2006, we had invested in approximately $143.4 million of equity securities of various companies. See, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Investing—Merchant Banking” below.

Although our merchant banking investments have focused primarily on equities, we evaluate and from time to time may invest in short to medium-term mezzanine and senior loans that may have a higher risk credit profile and yield higher returns than the typical senior loan made by a commercial bank or other traditional lending institution. In addition to the above considerations for an equity investment, we also consider the structural characteristics of mezzanine or senior loan investments. These loans may or may not be secured; may or may not be subordinated; have a variety of repayment structures and sources; and typically compensate for the higher risk profile through higher interest rates rather than equity features.

During 2006, we made a determination in evaluating our merchant banking portfolio to recognize as “other than temporary impairments” the amounts by which the fair value of certain of our merchant banking investments were below their respective cost bases. In 2006, we recognized a $79.7 million non-cash write-down of equity positions in our merchant banking portfolio, the majority of which involve companies doing business in the sub-prime mortgage sector.

Mortgage Loan Origination—Mortgage Banking

On February 16, 2005, we completed the acquisition of First NLC, a non-conforming residential mortgage loan originator, for approximately $100.8 million, paid with a combination of cash and shares of our common stock. First NLC originates, underwrites and funds mortgage loans secured primarily by single-family residences, and then sells these loans to institutional loan purchasers. Loans are originated primarily based upon the borrower’s willingness and ability to repay the loan and the adequacy of the collateral. First NLC currently is licensed, or otherwise exempted from licensing requirements, to originate loans in 45 states across the United States. Through First NLC and its subsidiaries we originate mortgage loans through both wholesale and retail channels, through which we originated approximately $6.0 billion in 2005 and $7.5 billion in 2006. First NLC’s loan origination platform provides us with the ability to originate, price, portfolio and sell non-conforming mortgage loan assets based on market conditions. See “Item 1A—Risk Factors—Risks Related to our Non-Conforming Residential Mortgage Loan Origination Business.”

As discussed above in “Non-Conforming Mortgage Loans,” the non-conforming residential mortgage loan market has recently been adversely affected by increased delinquencies, losses and declining real estate values in certain markets. These changes in the market for non-conforming mortgage loans have already affected the profitability of the loans originated by First NLC. We believe that First NLC’s 2006 cost to originate of 191 basis points and early payment default rate of 2.3% are relatively low for the industry. However, the increasing frequency of early payment defaults and an increase in the expected severity of these defaults due to industry-wide concerns caused First NLC to incur an operating loss of $18 million in 2006. Although First NLC continues to strengthen lending standards, the potential adverse impact on origination volume and the need to reduce expenses may continue to impact First NLC’s ability to operate profitability. In the current market we cannot predict when First NLC will return to profitability.

Capital Markets Business

FBR Capital Markets, a taxable REIT subsidiary holding company, is a full-service investment banking, institutional brokerage and research and asset management firm that has a customer-focused and innovative approach to its clients’ needs. We formed FBR Capital Markets in June 2006 to be the holding company for our investment banking, institutional brokerage and research and asset management businesses. In connection with the 2006 private offering described above, we caused FBR TRS Holdings, Inc., a taxable REIT subsidiary holding company, to contribute to FBR Capital Markets all of the outstanding capital stock of FBR Capital Markets Holdings, Inc. and FBR Asset Management Holdings, Inc. FBR Capital Markets Holding is the parent company of the following existing subsidiaries: Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.) and Friedman, Billings, Ramsey International, Ltd. (FBRIL). FBR Asset Management Holdings, Inc. is the parent company of FBR Investment Management, Inc. (FBRIM) and FBR Fund Advisors, Inc. (FBR Fund Advisors). As a result of the contribution transaction, we retain an approximate 72% ownership interest in FBR Capital Markets. As a result, FBR Capital Markets is a controlled subsidiary of ours and we will continue to consolidate FBR Capital Markets for financial reporting purposes.

FBR Capital Markets has filed a shelf registration statement on Form S-1 with the United States Securities and Exchange Commission (SEC) to register for resale the shares of its common stock that were sold in the 2006 private offering. When the registration statement is declared effective by the SEC, FBR Capital Markets will be a public reporting company and we expect its common stock to trade on the Nasdaq Global Market. FBR Capital Markets will remain a controlled subsidiary of ours after it becomes public.

In connection with the 2006 private offering, we entered into various agreements and arrangements with FBR Capital Markets, including among others, a management services agreement. Pursuant to the management services agreement, we provide FBR Capital Markets with its executive management team. Each of the members of FBR Capital Markets’ executive management team serves as an executive officer of our company. The board of directors of FBR Capital Markets Corporation consists of nine members. Three of the FBR Capital Markets directors, Eric F. Billings, J. Rock Tonkel, Jr. and Richard J. Hendrix, also serve as executive officers of our company and of FBR Capital Markets. Mr. Billings, the Chairman and Chief Executive Officer of our company and of FBR Capital Markets, also serves as a member of our board of directors. In addition to the three inside directors, the FBR Capital Markets board of directors has six outside directors, four of whom will qualify as “independent” directors in accordance with the Nasdaq Marketplace Rules once FBR Capital Markets becomes a public company. Biographical information with respect to the six outside directors serving on the board of directors appears below.

Andrew M. Alper	Mr. Alper is an independent member of the FBR Capital Markets board of directors, a position he has held since January 2007. Mr. Alper currently serves as Chairman and Managing Member of EQA Partners, L.P., a commodity pool limited partnership engaged in a global macro strategy and currency trading. Mr. Alper served as President of New York City’s Economic Development Corporation and Chairman of New York City’s Industrial Development Agency from February 2002 to June 2006. Prior to joining New York City’s government in February 2002, Mr. Alper was a Partner and Managing Director of Goldman, Sachs & Co., or Goldman Sachs. In his
21 year career with Goldman Sachs, Mr. Alper served in various positions, including co-head of the Investment Banking Division’s Financial Institutions Group and Chief Operating Officer of the Investment Banking Division. He currently serves as Vice Chairman of the Board of Trustees of the University of Chicago and is a member of the Visiting Committee of the University of Chicago Graduate School of Business. Mr. Alper also is a trustee of Columbia Grammar and Preparatory School and the Mount Sinai Medical Center in Manhattan.

Richard M. DeMartini	Mr. DeMartini is a Managing Director of Crestview Partners, a position he has held since 2006. Mr. DeMartini retired as President of Bank of America’s Asset Management Group in December 2004. He was also a member of the Risk and Capital Committee and the Operating Committee at Bank of America. Prior to joining Bank of America in 2001, Mr. DeMartini served as Chairman and Chief Executive Officer of the International Private Client Group at Morgan Stanley Dean Witter. He also was a member of the Morgan Stanley Dean Witter Management Committee. Mr. DeMartini’s career at Morgan Stanley Dean Witter spanned more than 26 years and included roles as President of Individual Asset Management and President of Dean Witter & Company, Inc. and Chairman of Discover Card. He has been a member of the investment community since joining Dean Witter in 1975. He has served as Chairman of the Board of The Nasdaq Stock Market, Inc. and Vice Chairman of the Board of the National Association of Securities Dealers, Inc. Mr. DeMartini currently serves as a trustee of the Cancer Research Institute.

Thomas J. Hynes, Jr.	Mr. Hynes is President and Chief Executive Officer of Meredith & Grew Incorporated, a Boston-based real estate services firm. Mr. Hynes has been employed by Meredith & Grew Incorporated since 1965, during which time he has held various offices. Mr. Hynes also serves as Chairman of the Massachusetts Business Roundtable, a non-profit, nonpartisan, statewide public affairs organization that represents Massachusetts’ leading industry and business enterprises, and as a director of the John F. Kennedy Library Foundation. From October 1996 to January 2006, Mr. Hynes served as a director of Prentiss Properties Trust (NYSE: PP), a publicly-traded REIT that was acquired by Brandywine Realty Trust in January 2006.

Richard A. Kraemer	Mr. Kraemer served as Chairman of the Board of Directors of Saxon Capital Inc., a publicly-traded mortgage REIT from 2001 through December 2006. Mr. Kraemer also serves as a trustee of American Financial Realty Trust (NYSE: AFR), a publicly-traded REIT, and has held such position since 2002. Mr. Kraemer serves on the audit committee and is chairman of the finance committee of the board of trustees of American Financial Realty Trust. He also serves as a director of Urban Financial Group, Inc., a position he has held since 2001. From 1996 to 1999, Mr. Kraemer was Vice Chairman of Republic New York Corporation, a publicly-traded holding company for Republic National Bank. From 1993 to 1996, Mr. Kraemer was Chairman and Chief Executive Officer of Brooklyn Bancorp, a publicly-traded holding company for Crossland Federal Savings Bank.

Thomas S. Murphy, Jr.	Mr. Murphy is a Managing Director of Crestview, a position he has held since 2004. Mr. Murphy retired from Goldman Sachs in 2003 where he was the co-founder and head of the Financial Sponsors Group. Mr. Murphy was a Partner and Managing Director of Goldman Sachs. The Financial Sponsors Group was responsible for Goldman Sachs’ investment banking activities with private equity firms around the world. These activities included acquisitions, divestitures, initial public offerings, bank and high yield financings and principal investments. He serves on the boards of trustees of The Taft School, The Inner-City Scholarship Fund and The Madison Square Boys and Girls Clubs.

Arthur J. Reimers	Since his retirement from Goldman Sachs in 2001, Mr. Reimers has served as an independent financial and business consultant. From 1981 to 2001, Mr. Reimers served in various capacities at Goldman Sachs, including, among others, as a Partner and Managing Director of the Investment Banking Division, co-head and founder of the Investment Banking Division’s Healthcare Department from 1996 to 1998 and co-head of the Financial Advisory Group (London) from 1991 to 1996. Mr. Reimers also serves as Chairman of the Board of Directors of Rotech Healthcare, Inc. (Nasdaq: ROHI), a publicly-traded healthcare company, a position he has held since March 2002. Mr. Reimers serves as a member of Rotech’s audit, compensation and nominating and corporate governance committees. He also serves as a director of Bear Naked, Inc., a private food company. From 2003 to 2005, Mr. Reimers served as a director of NeighborCare, Inc. (Nasdaq: NCRX), a publicly-traded healthcare company that was acquired by Omnicare, Inc. in July 2005. Mr. Reimers is also a member of the management advisory board of New Mountain Capital, L.L.C., a private equity firm, and is a senior advisor to the New Mountain Vantage Fund, a public equity investment fund. Mr. Reimers serves on the board of trustees of the Boys & Girls Club of Greenwich and The Miami University Foundation Board, where he chairs the investment committee.

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and strategic advisory services. We provide these services in the following broad industry sectors that we believe offer significant business opportunities: consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology, media and telecommunications. We have continued to strengthen our business by adding coverage of new industry sectors in both institutional brokerage and investment banking, adding new products and services that benefit from our knowledge of each sector and building a wider customer base.

As an investment bank with a merchant banking capability, we believe it is important for us to be involved with companies early in their formation in order to establish relationships that will provide us with ongoing revenues as these companies’ corporate finance and financial advisory needs grow. We seek to provide our corporate clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

Investment Banking

Capital Raising. We have developed a strong market presence, primarily in a lead-managing role, as a top-tier underwriter of equity securities in the United States. We maintain leading market share in the Rule 144A equity market as a function of our distribution capability and experienced, client-focused investment bankers. During 2005, we were the lead or sole book-running manager of 39 equity offerings and co-managed 32 other equity offerings, raising proceeds of approximately $18.2 billion. During 2006, we were the lead or sole book-running manager of 32 equity offerings and co-managed 14 other equity offerings raising aggregate proceeds of approximately $12.0 billion.

We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results and financial projections all backed by extensive due diligence. We underwrite for corporate clients that we believe will be able to execute long-term strategies that deliver significant returns to investors. We offer a wide range of financial products designed to serve the needs of our investment banking clients, including initial offerings, follow-on and secondary offerings, equity-linked offerings, public debt offerings, asset backed securitizations, and private placements of debt and equity. We seek to introduce companies desiring to raise capital to investors that we believe will be long-term investors.

Strategic Advisory Services. Our strategic advisory practice builds on our capital markets expertise and focuses on helping clients to assess strategic alternatives, including advice on M&A, mutual conversions, financial restructuring, and strategic partnering transactions. In addition, we provide valuation advice, fairness opinions, market comparable valuation analysis, advice on dividend policies, evaluations of stock repurchase programs, and other advice and services as appropriate. On February 8, 2007, we announced that we had acquired certain assets and a team of more than two dozen investment banking professionals from Legacy Partners Group, LLC, an independent investment banking and advisory firm, specializing in providing merger and acquisition advisory services and raising private capital. We believe this is a significant step in implementing our strategy to build out our capital markets platform.

We believe that our activities and reputation have created a network of relationships that enables us to quickly identify and execute mutually beneficial business combinations. We work with our corporate clients to develop strategies and ideas customized to meet their needs and objectives by utilizing our thorough knowledge of our target industries and the relationships that we have developed over the years. Our in-depth research, secondary market experience, and innovative thought processes enable us to recommend and evaluate value creating strategies for our clients.

Institutional Brokerage and Research

We focus on providing research and institutional sales and trading services to equity and high-yield investors in the United States, Europe and elsewhere. We execute securities transactions for institutional investors such as banks, mutual funds, insurance companies, hedge funds, money managers and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which requires the special market making and trading expertise that we provide.

Institutional Brokerage. Our institutional brokerage professionals are distinguished by their in-depth understanding of the companies and industries in which we focus. Our traders and salespeople are required to develop detailed knowledge and relationships and strive to consistently provide exceptional trade execution and sales and trading services to our client base of more than 700 institutional investor accounts. Many of our institutional clients have been long-standing investors in transactions that we have brought to the capital markets and have continued a close relationship with us as they have grown in size and assets under management.

Our sales professionals work closely with our research analysts and our trading desk to provide the most up-to-date information to our institutional clients. Our sales, trading and research professionals work together to maintain regular contact with the specialized portfolio managers and buy-side analysts of each institutional client. Our trading professionals facilitate trading in equity and high-yield securities. We make markets in Nasdaq and other securities, trade-listed securities and service the trading desks of major institutions in the United States, Europe and elsewhere.

Research. We understand the importance of research and the role quality research plays in the institutional brokerage process, particularly for accounts that do not maintain a large in-house research team. Our research analysts perform independent research on over 580 companies to help our clients understand the dynamics that drive the sectors and companies they cover. We seek to differentiate ourselves through originality of perspective, depth of insight and our ability to uncover industry trends. Our unique viewpoint has helped us develop relationships with investor clients in both our primary distribution and secondary trading businesses.

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

After initiating coverage on a company, our analysts seek to maintain a long-term relationship with that company and a long-term commitment to ensure that new developments are effectively communicated to our sales force and institutional investors. Our research team analyzes major trends, publishes original research on new areas of growth, provides fundamental, company-specific coverage and works with our institutional clients to identify and evaluate public equity investment opportunities.

The majority of our non-REIT revenues have historically been generated from the investment banking, institutional brokerage and research and asset management businesses that were contributed to FBR Capital Markets in July 2006.

Asset Management Business

Our asset management subsidiaries are subsidiaries of FBR Capital Markets and also are taxable REIT subsidiaries. Since 1989, we have managed hedge funds and other alternative asset management products. Since 1996, we have expanded these specialized asset management capabilities, adding private equity, and venture capital funds and public mutual funds, both equity and fixed income, as part of our strategy to diversify our asset management product offerings.

Our asset management business currently offers three main services: mutual funds, alternative asset management and private wealth advisory. We are focused on expanding our asset management business and strive, where appropriate, to utilize our intellectual capital, relationships and other resources, to achieve this goal. We believe our overall asset management business provides us with a unique opportunity to leverage our strengths to grow our asset management business.

Mutual Funds. We entered into the mutual funds business in 1997. At December 31, 2006, our mutual funds had over $1.95 billion of assets under management. Our mutual fund offerings include the FBR Pegasus Fund, the FBR Small Cap Financial Fund, the FBR Large Cap Financial Fund, the FBR Small Cap Fund, the FBR Gas

Utility Index Fund, the FBR Small Cap Technology Fund and the FBR Large Cap Technology Fund. We also manage a money-market fund, the FBR Fund for Government Investors. We provide advisory and administration services to the funds, for which we receive total fees at an annual rate ranging from 0.40% to 0.90% of net assets, depending on the fund.

Alternative Asset Management Group—Hedge, Private Equity and Venture Capital Funds. Our alternative asset management group currently manages hedge funds, including funds of funds, as well as private equity and venture capital funds. At December 31, 2006, our alternative asset management group had approximately $136.9 million in assets under management on which our base management fees of 1.0% to 2.3% are calculated. In addition to base management fees, these funds provide the potential for incentive income if certain benchmarks are met.

We seek to expand our presence in these and related alternative asset segments by using our industry knowledge to identify strategies and managers, within our company and externally. We also intend to invest our own capital in certain of these strategies. By doing so, we believe we can grow our alternative asset management business.

Private Wealth Advisory Services. Our private wealth advisory practice intends to capture a larger market share of the increasing number of high net worth individuals in the U.S. Our primary private wealth advisory focus is on understanding each client’s complete financial profile. This knowledge is the foundation of our ability to create comprehensive investment strategies specifically tailored to each client. We rely on a “building blocks approach” in constructing effective, risk-managed investment strategies for our clients. These strategies can include access to elite, “best of breed” managers, alternative investments, including our investment banking transactions, and other proprietary FBR investment ideas. We are confident that providing clients access to FBR’s differentiated, proprietary investment ideas and strategies is attractive and sets FBR apart from other banks, brokerages and trust companies. In addition, we believe that our access to distinctive proprietary investments will also be attractive to potential new private wealth manager hires, as we seek to expand our practice. As of December 31, 2006, our private wealth advisory professionals oversaw the management of more than $259.9 million in assets for our clients.

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

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our holding company and our operating businesses and for our procedures with regard to our exposure to market, credit, operations, liquidity, compliance, legal, reputational and equity ownership risk. In addition, our internal audit and compliance personnel test and audit for compliance by our personnel with our policies and procedures. Our legal personnel also provide legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee and the Risk Policy and Compliance Committee of our Board of Directors to ensure their independence in performing these functions. Pursuant to its charter, the Audit Committee has oversight of the staffing, qualifications and performance of our internal audit function. In addition to our internal compliance, legal, risk management and internal audit personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Competition

As a full-service investment banking, institutional brokerage and asset management firm, all aspects of our business are intensely competitive. Our competitors are other brokerage firms, investment banking firms, merchant banks and financial advisory firms. We compete with some of our competitors nationally and with others on a regional, product or business line basis. Many of our competitors have substantially greater capital and resources than we do and offer a broader range of financial products. We believe that the principal factors affecting competition in our business include client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products.

We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. The ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We believe that this trend toward alternative trading systems will continue. In addition, the trend, particularly in the equity underwriting business, toward multiple book runners and co-managers has increased the competitive pressure in the investment banking industry, and may lead to lower average transaction fees. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to increase market share by reducing prices.

In our asset management business, we compete with many of the same firms as we do in the investment banking and brokerage businesses as well as with venture capital firms, large mutual fund companies, commercial banks and smaller niche players including private hedge funds. We believe that our unique perspective on the industries we serve affords an opportunity to grow our assets under management and intend to invest our own capital alongside that of our fund investors.

In our mortgage loan origination business, we compete with large non-conforming mortgage loan originators. Our competitors in the mortgage loan origination business may have greater resources than our company and may have greater success in recruiting and retaining qualified professionals and in originating non-conforming residential mortgage loans.

Competition is also intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals.

In addition to competing for customers and investments, we compete with other companies in the financial services, investment and mortgage banking and brokerage industries to attract and retain experienced and productive investment professionals. See “Item 1A—Risk Factors—General Risks Related to Our Business” below.

In acquiring mortgage-related assets, including MBS, and in originating non-conforming residential mortgage loans, we compete with specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies, broker-dealers, mortgage REITs and other entities. Many of our mortgage competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and other mortgage REITS with similar strategies may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage-related assets, including MBS, suitable for purchase.

For a further discussion of the competitive factors affecting our business, see “Item 1A—Risk Factors—General Risks Related to Our Business and—Risks Related to Our Principal Investing Activities.”

Risk Management

In conducting our business, we are exposed to a range of risks including, without limitation:

•

Market risk. Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates, equity prices or foreign exchange rates, as well as market expectations concerning the underlying assets.

•	Credit risk. Credit risk is the risk of loss due to an individual customer’s or institutional counterparty’s unwillingness or inability to pay its obligations.

•	Operations risk. Operations risk is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unforeseen catastrophes.

•

Liquidity risk. Liquidity risk is the risk that we may be unable to meet our obligations as they come due because of our inability to liquidate assets or obtain funding. Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds.

•

Regulatory risk. Regulatory risk is the risk of loss, including fines or penalties, from failing to comply with federal, state or local laws, rules and regulations pertaining to financial services activities, including the loss of our REIT qualification.

•

Legal risk. Legal risk is the risk of loss, disruption or other negative effect on our operations or condition that arises from unenforceable contracts, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings, or the threat thereof.

•

Reputational risk. Reputational risk is the risk that negative publicity regarding our practices, whether true or not, will cause a decline in the customer base, resulting in costly litigation, or reduce our revenues.

•

Equity Ownership Risk. Equity ownership risk arises from making equity investments that create an ownership interest in portfolio companies, and is a combination of credit, market, operational, liquidity, compliance and reputation risks. We have a corporate-wide risk management program approved by our Board of Directors. This program sets forth various risk management policies, provides for a risk management committee and assigns risk management responsibilities. The program is designed to focus on the following:

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

Overview

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

The mortgage lending industry is highly regulated. First NLC, our mortgage loan origination subsidiary, is subject to extensive regulation and supervision by various federal, state, and local government authorities. First NLC is licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first and second mortgage loans in 45 states. Additionally, MHC I, Inc. (MHC), our qualified REIT subsidiary through which we may acquire mortgage loans, is also subject to regulation and supervision by various federal, state and local government authorities. MHC currently is licensed or exempt from licensing requirements by relevant regulatory entities to acquire first and second mortgage loans in 49 states and the District of Columbia.

We and our operating subsidiaries are also subject to the USA PATRIOT Act (PATRIOT Act), which requires financial institutions to adopt and implement policies and procedures designed to prevent and detect money laundering. FBR and its subsidiaries have adopted a comprehensive anti-money laundering compliance program that we believe is in compliance with the PATRIOT Act.

Regulation of FBR Capital Markets’ Broker-Dealer Subsidiaries

Our capital markets business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Our broker-dealer subsidiaries, FBR & Co. and FBRIS, are registered as broker-dealers with the SEC and the NASD and in all 50 states, Puerto Rico and the District of Columbia. Accordingly, each of FBR & Co. and FBRIS is subject to regulation and oversight by the SEC and the NASD, a self-regulatory organization which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including FBR & Co. and FBRIS. State securities regulators also have regulatory or oversight authority over FBR & Co. and FBRIS. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

In general, broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, FBR & Co. and FBRIS are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision, we will be required to report to the SEC computations of our capital adequacy.

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

The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the NASD adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In addition, in 2003 and 2004, several securities firms in the United States reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings. As part of this settlement, restrictions have been imposed on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers. In connection with the research settlement, we have also subscribed to a voluntary initiative imposing restrictions on the allocation of shares initial public offerings to executives and directors of public companies. In 2004, the SEC proposed amendments to Regulation M that would further affect the manner in which securities are distributed and allocated in registered public offerings, and the NYSE and NASD have proposed similar rulemaking in this area. We cannot fully predict the practical effect that such restrictions or measures will have on our business, and the SEC, the NYSE and the NASD may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.

The SEC staff has conducted studies with respect to “soft dollar” practices (i.e., arrangement under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or other services in addition to brokerage services) in the brokerage and asset management industries. In July 2006 the SEC proposed interpretative guidance regarding the scope of permitted brokerage and research services in connection with soft dollar practices and solicited further public comment regarding soft dollar practices involving third party providers of research. The July 2006 interpretative guidance may affect our institutional brokerage business and future changes in laws of regulations may cause our institutional brokerage customers to revisit or alter the manner in which they pay for brokerage and research services.

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The USA PATRIOT Act of 2001, as amended, or the PATRIOT Act, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the PATRIOT Act seeks to promote the identification of parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to serious regulatory consequences, including substantial fines, and potentially other liabilities.

Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode or our operation and profitability. The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, FBR & Co. has been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to its activities.

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

Privacy

The federal Gramm-Leach-Bliley financial reform legislation imposes additional obligations on us to safeguard the information we maintain on our borrowers. Also, several states are considering even more stringent privacy legislation. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation impose additional notification obligations on us and place additional restrictions upon information sharing with non-affiliated third parties. The more stringent information provisions of these laws are not preempted by existing federal laws. In addition, the California Information Safeguard Law AB1950 imposes the obligation on businesses to establish procedural and electronic safeguards to protect customer personal information. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Changes to the Fair Credit Reporting Act, made with the adoption of the Fair and Accurate Credit Transaction Act, include modifications to the right to receive credit reports, the reporting of negative information, the rights of identity theft victims, the issuance of risk-based credit pricing notices, the responsibilities of creditors and other furnishers of credit information and the disclosure of credit scores. Some provisions of the Fair and Accurate Credit Transaction Act will only become effective after federal agencies issue final regulations. Some of the provisions of the Fair and Accurate Credit Transaction Act have not yet become effective because federal agencies have not yet issued final regulations. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of its marketing programs.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, these regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. A significant portion of the mortgage loans originated by us are subject to these reporting requirements.

The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, loan-to-value (LTV), documentation-level or other salient loan features. As a result, lenders remain concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003

The CAN-SPAM Act of 2003 applies to businesses, such as ours, that use electronic mail for advertising and solicitation. This law, generally administered by the Federal Trade Commission, preempts state laws to the contrary, and establishes, among other things, a national uniform standard that gives consumers the right to stop unwanted emails. The law imposes requirements for the header caption in emails, as well as return email addresses, and consumers are granted the right to ‘opt out’ from receiving further emails from the sender. In addition, certain rules apply to “dual-purpose” e-mails where a commercial message is included with transactional or relationship e-mail. These provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

These laws, enacted in 1991 and 1994, respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The Federal Communications Commission, or the FCC, and the Federal Trade Commission have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted ‘do-not-call’ registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. The FCC requires that telemarketers access the “do-not-call” list at least once every 31 days. Over 25 states have also adopted similar laws, with which we also comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Predatory Lending Legislation

The United States Congress periodically considers legislation, such as the Ney-Lucas Responsible Lending Act introduced in 2003, which, among other provisions, would limit fees that a lender is permitted to charge, including prepayment fees, restrict the terms lenders are permitted to include in their loan agreements and increase the amount of disclosure required to be given to potential borrowers. We cannot predict whether or in what form Congress or the various state and local legislatures may enact legislation affecting our business. We are evaluating the potential impact of these initiatives, if enacted, on our lending practices and results of operations. As a result , we are unable to predict whether federal, state or local authorities will require changes in our lending practices in the future, including reimbursement of fees charged to borrowers, or will impose fines. These changes, if required, could adversely affect our profitability, particularly if we make such changes in response to new or amended laws, regulations or ordinances in states where we originate a significant portion of our mortgage loans.

The Home Ownership and Equity Protection Act of 1994, or HOEPA, identifies a category of mortgage loans and subjects them to more stringent restrictions and disclosure requirements. In addition, liability for violations of applicable law for loans covered by HOEPA extends not only to the originator, but also to the purchaser of the loans. HOEPA generally covers loans with either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or a dollar threshold adjusted annually in January in accordance with the Consumer Price Index ($528 for 2006 and $547 for 2007), or (ii) an APR of more than eight percentage points higher than United States Treasury securities of comparable maturity on first mortgage loans, and 10 percentage points above Treasuries of comparable maturity for junior mortgage loans.

Our policy is not to originate or acquire mortgage loans covered by HOEPA because of the higher legal risks as well as the potential negative perception of originating mortgage loans that are considered to be “high cost” under federal law.

Several federal, state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called “predatory” lending practices. Many of these laws and regulations go beyond targeting abusive practices by imposing broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, some of these laws impose liability on assignees of mortgage loans such as loan buyers, lenders and securitization trusts. Such provisions deter loan buyers from purchasing loans covered by the applicable law. For example, the Georgia Fair Lending Act that took effect in October 2002 resulted in First NLC’s withdrawal from the Georgia market, until the law was amended in early 2003, because lenders and loan buyers refused to finance or purchase loans covered by that law. The enactment of similar laws in late 2003 in New Jersey and New Mexico, and in 2004 in Massachusetts, has resulted in significant interruption in the secondary market, with some participants no longer purchasing home loans originated in those states, and some not purchasing just those loans covered by these new laws. During 2006, Ohio, Rhode Island, and Tennessee passed legislation intended to eliminate “predatory” lending practices in these states. Our policy is not to make loans that are deemed high cost under these laws, and remain able to finance or sell those loans we do make.

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

Nontraditional Mortgage Products

During 2006, the federal mortgage banking agencies issued final Guidance addressing certain concerns that the Agencies had about the proliferation of “nontraditional mortgage products,” loosely defined as any mortgage where the borrower is able to defer repayment of principal for a period of time—in other words, interest only-loans and Pay Option ARMs. The Guidance notes that financial institutions are increasingly combining these loans with other practices, such as making simultaneous second-lien mortgages and allowing reduced documentation in evaluating the applicant’s creditworthiness. The Guidance acknowledges that innovations in mortgage lending can benefit some consumers, but that these layering practices can present unique risks that institutions must appropriately measure, monitor and control. It recognizes that many of the risks associated with nontraditional mortgage loans exist in other adjustable-rate mortgage products, but the Agencies share an elevated concern with nontraditional products due to the lack of principal amortization and potential accumulation of negative amortization. The Agencies are also concerned that these products and practices are being offered to a wider spectrum of borrowers, including some who may not otherwise qualify for traditional fixed-rate or other adjustable-rate mortgage loans, and who may not fully understand the associated risks.

The Guidance directs financial institutions to consider the effect of payment shock in underwriting by evaluating whether the borrower will be able to make the higher monthly payments once the loan begins amortizing. At the very least, underwriting criteria must “include an evaluation of [the borrower’s] ability to repay the debt by final maturity at the fully indexed rate, assuming a fully amortizing repayment schedule.” Lenders are directed to “avoid the use of loan terms and underwriting practices that may result in the borrower having to rely on the sale or refinancing of the property once amortization begins.” In addition, the Guidance notes that lenders often underwrite nontraditional mortgage products with less stringent or no income and asset verification requirements as compared to traditional “full” underwriting. Although it does not outright prohibit reduced income or asset verification programs in connection with nontraditional mortgages, the Guidance cautions lenders against “over-reliance on credit scores as a substitute for income verification in the underwriting process” in connection with these products. The Guidance expresses the greatest concern about risk layering in connection with nontraditional mortgage programs “that target subprime borrowers through tailored marketing, underwriting standards, and risk selection.”

Since the final Guidance by the federal mortgage banking agencies was issued, the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators have issued guidance for state-licensed mortgage lenders and brokers, such as First NLC, which is substantially similar to the final Guidance issued by the federal mortgage banking agencies. By December 20, 2006, approximately 19 state regulatory agencies had adopted such guidance. While not specifically applicable to loans originated by us, the guidance and related banking regulations are instructive of the regulatory climate relating to low and no documentation loans, such as the stated income and no documentation loan products, and nontraditional mortgage products, such as interest-only and Payment Option ARMs, made by us. Our ability to finance the origination of our nontraditional mortgage loans and sell such loans to third parties potentially could be impaired if our financing sources or mortgage buyers are required or choose to incorporate prohibitions or requirements from certain anti-predatory lending practices into their eligibility criteria, even if the laws do not specifically apply to us.

Ameriquest Settlement

ACC Capital Holdings Corporation and several of its residential lending subsidiaries, including Ameriquest Mortgage Company (collectively “Ameriquest”), agreed to a $325 million nationwide settlement with the state attorneys general of forty-nine states and the District of Columbia to resolve claims that Ameriquest engaged in predatory lending practices. The Settlement Agreement, which was effective March 15, 2006, also enjoins Ameriquest from engaging in unfair or deceptive acts or practices and imposes new origination-related requirements upon Ameriquest. These new requirements include, among others, (1) providing detailed oral and written disclosures (in addition to those required under applicable state and federal law), (2) limiting refinances of Ameriquest loans, (3) prohibiting an employee compensation system that is tied to loan fees or closing costs, (4) implementing training courses for employees, (5) using independent loan closers, (6) limiting prepayment penalty periods on variable rate mortgages, and (7) implementing an internal monitoring program to ensure compliance with the Settlement Agreement. These requirements are generally more restrictive than existing consumer credit laws that address the same topics. The effect that this settlement will have on the industry and the extent to which certain of these requirements become industry best practices remains unclear.

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

Recent Developments

On February 6, 2007, we appointed J. Rock Tonkel, Jr., previously President and Head of Investment Banking, as our President and Chief Operating Officer, where he will oversee our principal investment portfolio and our First NLC subsidiary. Richard J. Hendrix, previously our President and Chief Operating Officer, will be responsible, as President and Chief Operating Officer of FBR Capital Markets Corporation, for our investment banking, institutional brokerage and research, and asset management businesses. Messrs. Tonkel and Hendrix will continue to report to Eric F. Billings, Chairman and Chief Executive Officer of both our company and FBR

Capital Markets and, together with Mr. Billings, both will continue to be members of our Office of the Chief Executive. Mr. Tonkel remains an executive officer of FBR Capital Markets and Mr. Hendrix remains an executive officer of our company.

On February 9, 2007, we acquired certain assets and a team of more than two dozen investment banking professionals from Legacy Partners Group, LLC, an independent investment banking and advisory firm, specializing in providing merger and acquisition advisory services and raising private capital. We believe this is a significant step in implementing our strategy to build out our capital markets platform.

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

We expect to realize financial and operating benefits including improved returns on invested capital in non-conforming residential mortgage loans originated by First NLC. However, we cannot predict with certainty when these benefits will occur, or the extent to which they actually will be achieved, if at all. The ongoing management oversight of First NLC will also require substantial attention from management. The diversion of management attention and any difficulties associated with managing First NLC could have a material adverse effect on our operating results and on the value of our common stock.

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

Eric F. Billings has significant influence over our operations through his ownership of our common stock, which, as of January 31, 2007, represents approximately 12.2% of the total voting power of our common stock. In addition, Mr. Billings serves as one of our directors and as our Chief Executive Officer. Mr. Billings also serves as a member of the board of directors and as Chairman and Chief Executive Officer of FBR Capital Markets. Mr. Billings and all of our other executive officers, directors and nominees, as a group, control, as of January 31, 2007, approximately 15.5% of our total voting power. The extent of the influence that Mr. Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Mr. Billings.

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

•	changes in the market valuations of the investments of our managed funds and of the companies in which we have made principal investments;

•	changes in earnings from non-conforming residential mortgage loans originated by First NLC or purchased from third parties and held in our portfolio resulting from increased borrower defaults;

•	access to public markets or other exit strategies for companies in which we have made an investment as principal;

•	the recognition of profits or losses on principal investments or with respect to warrants or other equity-linked securities received in connection with capital-raising activities;

•	the level of institutional and retail brokerage transactions and the level of commissions received from those transactions;

•	the timing of recording of asset management fees and special allocations of income, if any;

•	the level of residential real estate activity and its effect on our mortgage loan originations;

•	variations in expenditures for personnel, consulting and legal expenses, and expenses of establishing new business units, including technology expenses; and

•	other variations in expenditures, including marketing and sponsorship.

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

Our businesses are dependent on the highly skilled, and often highly specialized, individuals we employ. Retention of specialists to manage our sub-prime mortgage originator subsidiary and our mortgage-backed securities portfolio, research analysts, private equity specialists, sales and trading personnel, investment banking personnel, asset management personnel, and technology, lending, management and administrative professionals are particularly important to our prospects. Competition for the recruiting and retention of employees may increase elements of our compensation costs. We cannot assure you that, in order to support our growth plans, we will be able to recruit and hire a sufficient number of new employees with the desired qualifications in a timely manner. We regularly review our compensation policies, including stock incentives. Nonetheless, our incentives may be insufficient in light of competition for experienced professionals in the investment industry, particularly if the value of our stock declines or fails to appreciate sufficiently to be a competitive source of a portion of professional compensation. Increased compensation costs could adversely affect the amount of cash available for distribution to shareholders and our failure to recruit and retain qualified employees could materially and adversely affect our future operating results.

We are dependent on a small number of key senior professionals and loss of the professionals could adversely affect our results and may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends.

We generally do not have employment agreements with our senior officers and other key professionals. The loss of professionals, particularly a senior professional with a broad range of contacts in one of our businesses, could materially and adversely affect our operating results. Our investment banking strategy is to establish relationships with prospective corporate clients in advance of any transaction, and to maintain these relationships by providing advisory services to corporate clients in equity, debt and merger and acquisition transactions. These relationships depend in part upon the individual employees who represent us in our dealings with our clients. From time to time, other companies in the investment industry have experienced losses of professionals in all areas of the investment business. The level of competition for key personnel includes competition from non-brokerage U.S. and foreign financial services companies, commercial banks, other investment banks and venture capital firms, all of which may target or increase their efforts in some of the same industries that we serve. In particular, we face competition for experienced research analysts, sales and trading personnel, and investment bankers of the type on which our business is highly dependent. We cannot assure you that losses of key personnel will not occur.

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

Indemnification agreements with our affiliates may increase the costs to us of litigation against our company.

Our charter documents allow indemnification of our officers, directors and agents to the maximum extent permitted by Virginia law, as may the charter documents of our subsidiaries in their respective jurisdictions of incorporation. We have entered into indemnification agreements with these persons. We also have agreed to indemnify FBR Capital Markets against claims that relate to our capital markets businesses that we contributed to FBR Capital Markets prior to completion of the FBR Capital Markets 2006 private offering. In the future we may be the subject of indemnification assertions under these charter documents or agreements by our affiliates who are or may become defendants in litigation. Amounts paid pursuant to these indemnification agreements could adversely affect our financial results and the amount of cash available for distribution to stockholders.

Risks Related to Investment Banking, Institutional Brokerage, Sales and Trading, Asset Management and Other Fee-Based Financial Services Businesses Operated by us through our Taxable REIT Subsidiaries

We may be adversely affected by the general risks of the financial services and investment banking business.

Through taxable REIT subsidiaries, including FBR & Co. (the primary broker-dealer subsidiary of FBR Capital Markets), we operate investment banking, trading, brokerage, asset management and other fee-based financial services businesses. The financial and investment business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets and in markets influenced by sustained periods of low or negative economic growth. As a financial services and investment banking firm, we and our operating results may be adversely affected by a number of factors, which include:

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

We depend on relatively few industries to generate a significant percentage of our revenue, which may limit our revenues and net income and may adversely affect our operating results and negatively impact the market price of our common stock.

We are dependent on revenues related to securities issued by companies in specific industry sectors. The consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and TMT sectors account for the majority of our investment banking, asset management, institutional trading and research activities. Therefore, any downturn in the market for the securities of companies in these industry sectors, or factors affecting such companies, could adversely affect our operating results and financial condition. Additionally, the frequency and size of securities offerings can vary significantly from industry to industry due to economic, legislative, regulatory and political factors.

Underwriting and other capital raising transactions, strategic advisory engagements and related trading activities in our core sectors represent a significant portion of our businesses. This concentration of activity exposes us to the risk of substantial declines in revenues in the event of downturns in our core sectors. For example, total public equity capital raised in our core sectors fell from $111.6 billion in 2004 to $103.2 billion in 2005, a decrease of 7.5%. The total number of public equity offerings in our core sectors also fell significantly, from 685 transactions in 2004 to 566 transactions in 2005, a decrease of 17.4%. Any future downturns in our core sectors could result in a decrease in the size or number of transactions we complete, which would reduce our investment banking revenues.

We also derive a significant portion of our revenues from institutional sales and trading transactions related to the securities of companies in these sectors. Our revenues from such institutional sales and trading transactions may decline when underwriting activities in these industry sectors decline, the volume of trading on Nasdaq or the NYSE declines, or when industry sectors or individual companies report results below investors’ expectations.

Our financial results may fluctuate substantially from quarter to quarter, which may impair our stock price.

We have experienced, and expect to experience in the future, significant quarterly variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, our investment banking revenues for the third quarter of 2006 totaled $12.7 million, down from $89.1 million in the third quarter of 2005. In addition, a client’s securities offering may be delayed or terminated because of adverse market conditions, failure to obtain necessary regulatory approvals or unexpected financial or other problems in the client’s business. If the parties fail to complete an offering in which we are participating as an underwriter or placement agent, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on early-stage companies in certain sectors, as the market for securities of these companies may experience significant variations in the number and size of equity offerings as well as the after-market trading volume and prices of newly issued securities. Recently, more companies initiating the process of an initial public offering are simultaneously exploring M&A exit opportunities. Our investment banking revenues would be adversely affected in the event that an initial public offering for which we are acting as an underwriter is preempted by the company’s sale if we are not engaged as a strategic advisor in such sale.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect the price of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary.”

Our failure to acquire or internally develop the infrastructure needed to offer a complete range of M&A services could negatively affect the growth of our business.

Our ability to expand our M&A business depends upon acquiring a platform from which to offer a complete range of M&A services or by expanding and enhancing the investment banking services we presently offer. We intend to incur increased costs to expand this business. Our failure to acquire or hire additional M&A professionals to offer additional M&A services or our failure to successfully integrate such M&A services into our existing business could have an adverse impact on our business. Furthermore, our failure to expand our M&A services capabilities to satisfy anticipated near-term demand in our core sectors may harm our growth prospects.

Pricing and other competitive pressures may impair the revenues and profitability of our institutional brokerage business.

We derive a significant portion of our revenues from our institutional brokerage business. Along with other firms, we have experienced intense price competition in this business in recent years. In particular, the ability to execute trades electronically and through alternative trading systems has increased the pressure on trading commissions and spreads. We expect pricing pressures in the business to continue. Decimalization in securities trading, introduced in 2000, has also reduced revenues and lowered margins within the equity sales and trading divisions of many firms, including ours. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price or use their own capital to facilitate client trading activities. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to clients in order to win their trading business. If we are unable to compete effectively in these areas, the revenues from our sales and trading business may decline, and our business and results of operations may be adversely affected. Our research and institutional brokerage business may be adversely affected by changes in laws and regulations and industry practices.

Changes in laws and regulations governing our institutional brokerage and research activities could also adversely affect our institutional brokerage and research business. For example, in July 2006, the SEC published interpretive guidance regarding the scope of permitted brokerage and research services in connection with “soft dollar” practices (i.e., arrangements under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or services in addition to brokerage services) and solicited further public comment regarding soft dollar practices involving third party providers of research. The July 2006 SEC interpretive guidance may affect our institutional brokerage and research business and laws or regulations may prompt institutional brokerage customers to revisit or alter the manner in which they pay for research or brokerage services.

Changes in industry practices may also adversely affect our results of operations. Historically, our clients have paid us for research through commissions on trades. Recently, Fidelity Investments has entered into arrangements with certain financial institutions of which it is a client, pursuant to which Fidelity Investments agreed to pay separately for trading and research services, a process known as “unbundling.” Previously, Fidelity Investments had, like other fund managers, paid for research from those financial institutions through the commissions that it had paid to those financial institutions for trading services. As a result, the financial institutions that have entered into unbundling arrangements with Fidelity Investments will charge lower commissions per trade but will receive separate compensation for research that they provide to Fidelity Investments. Currently, we are not a party to any unbundling arrangements. However, we cannot assure you that we will not be a party to any unbundling arrangements in the future. It is uncertain whether unbundling arrangements will become an industry trend, and if so, to what extent. Furthermore, we cannot predict the consequences on our business of these arrangements, nor can we predict the impact on our business if unbundling develops as an industry trend. If unbundling becomes prevalent, we cannot assure you that our institutional brokerage clients will also pay us separately for our research, or if they do, that our revenues from these clients will remain the same. If our clients wish to purchase sales and trading and research services separately, we cannot assure you that we will be able to market our services on that basis as effectively as some of our competitors, and our business consequently could be adversely affected.

We face strong competition from larger firms, some of which have greater resources and name recognition, which may impede our ability to grow our business.

The brokerage and investment banking industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even as the volume and number of investment banking transactions have started to increase. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

Many of our competitors in the brokerage and investment banking industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

Our capital markets and strategic advisory engagements are singular in nature and our failure to capture repeat business from existing clients may harm our operating results.

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must continuously seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements that generate fees from the successful completion of transactions, our business and results of operations would likely be adversely affected.

Larger and more frequent capital commitments in our trading, underwriting and other businesses increases the potential for us to incur significant losses.

There is a trend toward larger and more frequent commitments of capital by financial services firms in many of their activities. For example, in order to win business, investment banks are increasingly committing to purchase large blocks of stock from publicly traded issuers or significant shareholders, instead of the more traditional marketed underwriting process, in which marketing is typically completed before an investment bank commits to purchase securities for resale. With the increased capital available to us from our 2006 private offering, we may undertake more block trades in the future. As a result, we will be subject to increased risk as we commit greater amounts of capital to facilitate primarily client-driven business and, therefore, may suffer losses even when economic and market conditions are generally favorable for others in the industry.

Although we have historically not engaged in proprietary trading, we may engage in proprietary trading in the future to maintain trading positions in the fixed income and equity markets. We may enter into large transactions in which we commit our own capital as part of our client trading activities. The number and size of these large transactions may materially affect our results of operations in a given period. We may also incur significant losses from our trading activities due to market fluctuations and volatility in our results of operations. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses. Conversely, to the extent we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to potentially large losses as we attempt to cover our short positions by acquiring assets in a rising market.

Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our trading business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

FBR & Co., which is a domestic registered broker-dealer, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. FBRIL, which is a registered broker-dealer in the United Kingdom, is also subject to the capital requirements of the United Kingdom Financial Services Authority, or FSA. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm.

Furthermore, FBR & Co. and FBRIL are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from them to us. As a holding company, we will depend on dividends, distributions and other payments from our subsidiaries to fund our obligations, including debt obligations. As a result, regulatory actions could impede access to funds that we need to make payments on our obligations, including debt obligations.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could harm our business.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Strategic investments or acquisitions and joint ventures may result in additional risks and uncertainties in our business.

We intend to grow our core businesses through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

To the extent that we pursue business opportunities outside the United States, we will be subject to political, economic, legal, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in the relevant jurisdictions.

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

Significantly expanded corporate governance and public disclosure requirements may result in fewer initial public offerings and distract existing public companies from engaging in capital market transactions which may reduce the number of investment banking opportunities available to pursue.

Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and Nasdaq to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, the NASD and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things.

As a brokerage and investment banking firm, we depend to a large extent on our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Moreover, our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

Employee misconduct could harm us and is difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees.

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

Using debt to finance the purchase of mortgage-backed securities and other investment securities and origination and acquisition of mortgage loans will expose us to the risk that margin calls will be made and that we will not be able to meet those margin calls. To meet margin calls, we may sell the applicable mortgage-related securities or mortgage loans and such sales could result in realized losses, and negatively affect cash available for distribution to our shareholders.

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

Our assets may include mezzanine or senior unsecured loans that may have greater risks of loss than secured senior loans and if those losses are realized, it could adversely affect our earnings, which could adversely affect our cash available for distribution to our stockholders.

Our assets may include mezzanine or senior unsecured loans that involve a higher degree of risk than long-term senior secured loans. First, the loans may not be secured by mortgages or liens on assets. Even if secured, these loans may have higher loan-to-value ratios than a senior secured loan. Furthermore, our right to payment and the security interest may be subordinated to the payment rights and security interests of the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.

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

Before making an investment in a business entity, we assess the strength and skills of the entity’s management and other factors that we believe will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the companies. We cannot assure you that our due diligence processes will uncover all relevant facts or that any investment will be successful. Any unsuccessful investment may have a material adverse effect on our financial condition and results of operations.

We depend on management and have limited ability to influence management of portfolio companies.

We generally do not control the management, investment decisions or operations of the enterprises in which we have investments. Management of those enterprises may decide to change the nature of their assets or business plan, or management may otherwise change in a manner that is not satisfactory to us. We typically have no ability to affect these management decisions, and as noted below, may have only limited ability to dispose of these investments.

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

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we will make investments through an affiliate of FBR & Co., a registered broker-dealer in the U.S., and FBRIL, a registered broker-dealer in the United Kingdom, our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of the NASD and similar self-regulatory organizations. FBR & Co.’s investment and trading activities are regulated by the SEC, the NASD and other governmental authorities, and FBRIL’s investment and trading activities are regulated by similar regulatory authorities in the United Kingdom. As a result, the rules of the SEC, the NASD and other governmental authorities may limit our ability to invest in the securities of companies whose securities are underwritten or privately placed by our broker-dealer affiliates.

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

Even if we make an appropriate investment decision based on the intrinsic value of an enterprise, we cannot assure you that the trading market value of the investment will not decline, perhaps materially, as a result of general market conditions. For example, an increase in interest rates, a general decline in the stock markets, or other market conditions adverse to companies of the type in which we invest could result in a decline in the value of our investments.

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

We may incur losses as a result of our sector investment activities, which could negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our investments are made primarily through funds which we manage and funds which a third party acts as a manager. These funds may invest in companies in the early stages of their development or in industry sectors that are historically volatile, such as technology or sub-prime mortgage issuers. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Moreover, these funds may invest in privately held companies as to which little public information is available. Accordingly, we depend on these fund managers to obtain adequate information to evaluate the potential returns from investing in these companies. Fund managers may or may not be successful in this task. Also, these companies frequently have less diverse product lines and smaller market presence than large competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.

Moreover, many of these portfolio companies will require additional equity funding to satisfy their continuing working capital requirements. Because of the circumstances of those companies or market conditions, it is possible that one or more of these portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to them. Adverse returns with respect to these technology sector investment activities could adversely affect us and our operating results, which could negatively affect the market price of our Class A common stock and our ability to pay dividends.

Risks Related to our Non-Conforming Residential Mortgage Loan Origination Business

Recent increased delinquencies and losses with respect to residential mortgage loans, particularly in the sub-prime sector, may cause our First NLC subsidiary to recognize increased losses, which would adversely affect our consolidated operating results.

You should note that the residential mortgage market has recently encountered difficulties which may adversely affect the performance of our First NLC subsidiary. In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased and may continue to increase, particularly in the sub-prime sector. In addition, in recent months residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. A continued decline or a lack of increase in those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, especially with respect to second homes and investor properties, and with respect to any residential mortgage loans where the aggregate loan amounts (including any subordinate loans) are close to or greater than the related property values. Another factor that may have contributed to, and may in the future result in, higher delinquency rates is the increase in monthly payments on adjustable rate mortgage loans. Any increase in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans. Moreover, with respect to hybrid mortgage loans after their initial fixed rate period, and with respect to mortgage loans with a negative amortization feature which reach their negative amortization cap, borrowers may experience a substantial increase in their monthly payment even without an increase in prevailing market interest rates. In addition, several residential mortgage loan originators who originate sub-prime loans have recently experienced serious financial difficulties and, in some cases, bankruptcy. Those difficulties have resulted in part from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults and for breaches of other representations regarding loan quality. The inability to repurchase such loans in the event of early payment defaults and other loan representation breaches may also affect the performance of any securities backed by those loans.

These general market conditions may adversely affect the performance of First NLC.

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

Over-concentration of our mortgage loan originations and acquisitions in any one geographic area increases our exposure to the economic and natural hazard risks associated with that area. For example, in the twelve months ended December 31, 2006, approximately 17% of the aggregate principal amount of the mortgage loans that we originate were secured by property located in California. Certain parts of California have experienced an economic downturn in the past and have suffered the effects of certain natural hazards. Declines in the residential real estate markets in which we are concentrated may reduce the values of the properties collateralizing our mortgage loans, increase the risk of delinquency, foreclosure, bankruptcy, or losses and could harm our results of operations, financial condition and business prospects.

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

The residential mortgage loan origination business is a cyclical industry, and is expected to decline in 2007 and subsequent years, which could reduce our current levels of non-conforming mortgage loan originations and our ability to generate net income in the future.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth in the past largely due to historically low interest rates. The Mortgage Bankers Association of America has predicted that total residential mortgage originations, which include both conforming and non-conforming mortgage loans, will decrease in 2007 relative to the 2004 and 2005 levels due to stable or rising interest rates. During periods of rising interest rates, rate and term refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Our historical performance may not be indicative of results in a rising interest rate environment, and our results of operations may be materially adversely affected if interest rates rise. In addition, our recent and rapid growth may distort some of our ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth and our change in business strategy, among other factors, our historical performance and operating and origination data may be of little relevance in predicting our future performance.

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

Further, we compete with federally chartered institutions and their operating subsidiaries that also operate in a multi-state market environment. Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with state licensing and other laws (including new state “predatory lending” laws) affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions, as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this federal preemption for national banks and their operating subsidiaries. Such federal preemption rules and interpretations generally have been upheld in the courts. In addition, such federally chartered institutions and their operating subsidiaries have defenses under federal law to allegations of noncompliance with such state and local laws that are unavailable to

us. Moreover, at least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders (such as the Fair Credit Reporting Act, Real Estate Settlement Procedures Act or Truth in Lending Act), unlike those competitors, we are generally subject to all state and local laws applicable to mortgage lenders in each jurisdiction where we lend, including new laws directed at non-conforming mortgage lending, as described below under “Business—Government Regulation.” This disparity may have the effect of giving those federal entities legal and competitive advantages.

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

We expect to generate a portion of our earnings and cash flow from the net interest income earned on the mortgage loans we originate, securitize in non-REMIC securitizations and retain in our investment portfolio. A substantial portion of the net interest income generated by these securitized loans will be based upon the difference, or spread, between the weighted average interest earned on the mortgage loans held in our investment portfolio and the interest payable to holders of the asset-backed securities we issue in our securitizations. The interest expense on the asset-backed securities is typically adjusted monthly relative to market interest rates. Because the interest expense associated with the asset-backed securities typically adjusts faster than the interest income from the mortgage loans, the net interest income derived from our spread can be volatile and decrease in response to changes in interest rates. Also, the net interest income we receive from our investment portfolio of mortgage loans will likely decrease and our cash flow will be reduced if there are defaults on a significant number of our loans or if a large number of loans prepay prior to their scheduled maturities. The effects will be magnified if the defaults or prepayments occur with respect to mortgage loans with interest rates that are high relative to the rest of our loans.

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

We may incur additional losses in our securitized mortgage loan portfolio

As of September 30, 2006, the Company made a determination in evaluating its investment strategy and its intent related to its held-for-investment mortgage loan portfolio that it no longer intends to hold this portfolio for investment. Accordingly, as of September 30, 2006, these loans were reclassified to held for sale. As a result of this change, in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” the Company recorded its investment in this loan portfolio at the lower of cost or market and during 2006 recognized write-downs of $149.8 million in the value of these loans.

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

We are dependent on the securitization market for the sale of mortgage loans that we originate because we may securitize mortgage loans directly and many of our whole loan buyers purchase our loans with the intention to securitize them. Additionally, we currently rely on the securitization market for the long-term financing of some of our mortgage loans. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of our previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market’s demand for our loans could harm our results of operations, financial condition and business prospects. Finally, failure to satisfy the requirements of regulations issued by the SEC and known as Regulation AB may impact our ability to access the securitization market using our shelf registrations.

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

Our subsidiary, First NLC currently is licensed, approved or authorized, or exempt from licensing, to originate mortgage loans in 45 states. Our subsidiary, MHC currently is licensed, or exempt from licensing, to acquire mortgage loans in 49 states and the District of Columbia. We must comply with the laws and regulations, as well as judicial and administrative decisions, in all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict non-prime mortgage loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret, properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Our failure to comply with these laws and regulations can lead to:

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

A number of states are considering privacy amendments that may be more demanding than federal law, and California recently has enacted two statutes—the California Financial Information Privacy Act (also know as SB-1) and the California Online Privacy Protection Act, both of which took effect on July 1, 2004. Under SB-1, a financial company must allow its customers to opt out of the sharing of their information with affiliates in separately regulated lines of business and must receive a customer opt-in before confidential customer data may be shared with unaffiliated companies (subject to certain exceptions). A federal court rejected the effort of three financial trade associations to prevent SB-1 from taking effect, and as of July 1, 2004, the California Department of Financial Institutions announced that it would require immediate compliance with SB-1. Under the new California Online Privacy Act, all operators of commercial websites and online services that allow interaction with California consumers (even if no transactions may be effected online) must post privacy policies meeting statutory requirements. The FTC, which administers the federal privacy rules for mortgage lenders, has determined that privacy laws in several states are not preempted by Gramm-Leach-Bliley, most recently new privacy laws enacted by Vermont and Illinois. In view of the public concern with privacy, we cannot assure you that additional rules that restrict or make more costly our activities and the activities of our vendors will not be adopted and will not restrict the marketing of our products and services to new customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We carry out aspects of all of our business segments at that location. We lease more than nine floors of our headquarters building and at an adjacent property in Arlington, Virginia, totaling approximately 158,854 square feet. We also lease offices in the following locations and conduct certain portions of our business segments in those locations as indicated: Boston, Massachusetts (capital markets and asset management); Dallas, Texas (capital markets); Herndon, Virginia (operations); Houston, Texas (capital markets); Irvine, California (capital markets); New York, New York (capital markets); Phoenix, Arizona (asset management); Reston, Virginia; San Francisco, California (capital markets); and London, England (capital markets). We lease approximately 92,639 total square feet in these other offices. Our First NLC subsidiary leases executive offices in Deerfield Beach, Florida and also leases office space in approximately 78 other locations throughout the United States, totaling approximately 554,316 total square feet. We believe that our present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, as of December 31, 2006, we were not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on our financial condition or statements of operations. We are a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to our various businesses.

There can be no assurance that these matters individually or in the aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial conditions or results of operations.

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers, investment advisors and mortgage originators are exposed to liability under federal and state securities laws, other federal and state statutes and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s operating results and financial condition. Pursuant to the corporate agreement that we entered into with FBR Capital Markets upon completion of the FBR Capital Markets 2006 private offering, we have agreed to indemnify FBR Capital Markets against claims related to the businesses contributed to FBR Capital Markets prior to the completion of the FBR Capital Markets 2006 private offering and that arise out of actions or events that occurred prior to that offering.

Regulatory Investigations

On December 20, 2006, the SEC and the NASD accepted settlement offers made by FBR & Co. with respect to alleged violations relating to FBR & Co.’s trading in a company account and the offering of a private investment in public equity on behalf of CompuDyne, Inc, in October 2001.

In the SEC settlement, FBR & Co., without admitting or denying any wrongdoing, proposed to pay disgorgement, civil penalties and interest totaling approximately $3.7 million and to consent to the entry of a permanent injunction with respect to violations of the antifraud provisions of the federal securities laws. FBR & Co. also agreed to consent to an administrative proceeding under Section 15(b) of the Exchange Act in which FBR & Co. would be subjected to a censure and agreed to certain additional undertakings, including review by an independent consultant of its Chinese Wall procedures and the implementation of any recommended improvements. In the parallel NASD settlement, FBR & Co. agreed to the same undertakings provided for in the SEC settlement approved by the staff of the Division of Enforcement of the SEC, including agreeing to an independent consultant to review its Chinese Wall procedures and implementing any recommended improvements, and also agreed pay a fine of $4.0 million to NASD.

One of our investment adviser subsidiaries, Money Management Associates, Inc., or MMA, is involved in an investigation by the SEC with regard to the adequacy of disclosure of risks concerning the strategy of a sub-advisor to a now-closed bond fund. The SEC staff has advised MMA that it is considering recommending that the SEC bring a civil action and/or institute public administrative proceeding against MMA and one of its officers (who is not one of our officers) for violating and/or aiding and abetting violations of the federal securities laws. MMA and its officer have made a Wells submission and, if necessary, intend to defend vigorously any charges brought by the SEC. Based on management’s review with counsel, resolution of this matter is not expected to have a material adverse effect on our financial condition or results of operations. It is possible that the SEC may initiate proceedings as a result of its investigations, and any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against MMA or one or more of its officers or employees.

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

We have agreed to indemnify FBR Capital Markets against all claims related to this lawsuit.

Other Litigation

Our subsidiary First NLC Financial Services, LLC (“First NLC), has been named in a putative class action in the U.S. District Court for the Northern District of Illinois (Cerda v. First NLC Financial Services, LLC), which alleges violations of the Fair Credit Reporting Act, 15 U.S.C. § 1681 et seq. First NLC is contesting this lawsuit vigorously, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time.

Our subsidiary, First NLC Financial Services, LLC (“First NLC”), has been named in a putative class action in the U.S. District Court for the Northern District of California (Stanfield, et al. v. First NLC Financial Services, LLC, Case No. C 06-3892 SBA). The complaint was brought on behalf of former and current First NLC employees who worked as loan officers, loan processors, and account managers, for alleged violations of the Fair Labor Standards Act. The complaint also alleges violations of California wage and hour laws, including claims for Unfair Competition, waiting-time penalties, and damages for missed meal and rest periods under California law. The court granted conditional class certification on November 1, 2006 for violations of the Fair Labor Standards Act and ordered circulation of a notice about the case on December 5, 2006. First NLC denies plaintiffs’ allegations in their entirety and intends to vigorously defend itself. This litigation is in its preliminary stages and the outcome of these types of cases is highly fact specific. We therefore cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time. We are aware that the number of cases involving alleged violations of the FSLA and state wage and hour laws have recently increased in the financial services industry and that a certain number of judgments and settlements involving these claims have already occurred.

Alleging claims similar to those in Stanfield, a group of plaintiffs who work (or worked) for First NLC as “funders” filed suit in the U.S. District Court for the Central District of California on January 30, 2007 (Sparrow-Milrot, et al. v. First NLC Financial Services, LLC, Case No. SA CV 07-0119 AHS RCX). Plaintiffs have not obtained class or collective action certification and First NLC has not answered the complaint. First NLC denies plaintiffs’ allegations in their entirety and intends to vigorously defend itself, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange under the symbol “FBR.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2006 and 2005, and the cash distributions per share declared during those periods.

	Price Range of Class A Common Stock		Cash Distributions Declared Per Share of Class A Common Stock
	High	Low
Year Ended December 31, 2006
Fourth Quarter	$8.58	$6.95	$0.05
Third Quarter	11.39	7.70	0.05
Second Quarter	12.07	8.70	0.20
First Quarter	11.99	8.95	0.20
Year Ended December 31, 2005
Fourth Quarter	$11.35	$8.37	$0.20
Third Quarter	15.35	9.64	0.34
Second Quarter	16.23	10.46	0.34
First Quarter	20.35	15.17	0.34

On January 31, 2007, there were approximately 380 record holders of our Class A common stock, including shares held in “street name” by nominees who are record holders.

There is no established public trading market for our Class B common stock and on January 31, 2007, there were approximately 29 record holders of our Class B common stock. Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2006 will be incorporated by reference from our annual proxy statement (under the heading “Security Ownership of Certain Beneficial Owners and Management”) to be filed with respect to our Annual Meeting of Shareholders to be held on or about June 7, 2007.

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

We did not repurchase any shares of our Class A common stock or Class B common stock in 2006 and 2005.

The following graph compares the change in the cumulative total shareholder return for the Company’s Class A common stock from December 31, 2001 to December 31, 2006 with the comparable cumulative return of two indexes: the Standard & Poors (“S&P”) 500 Stock Index and the FSA Mid-Cap Index published by Financial Service Analytics, Inc.

The Company’s Class A common stock trades on the New York Stock Exchange. The graph assumes $100 invested on December 31, 2001 in the Company’s Class A common stock and $100 invested at the same time in each of the above mentioned indexes. The comparison assumes that all dividends are reinvested.

Comparison of 5 Year Cumulative Total Return Among Friedman, Billings, Ramsey Group,

Inc., the S&P 500 Index and the FSA Mid-Cap Index

	FBR Prices(1)	FBR Indexed	FSA Mid-Cap	S&P 500 Indexed
Dec-01	$5.19	$100	$100	$100
Dec-02	9.36	180	97	78
Dec-03	23.08	476	159	100
Dec-04	19.39	430	186	111
Dec-05	9.90	245	196	117
Dec-06	8.00	211	247	135

(1)	Closing price of the Company’s Class A common stock on the NYSE on December 31 of the indicated year.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Operations
Revenues:
Investment banking:
Capital Raising	$190,187	$356,753	$398,183	$246,567	$115,407
Advisory	24,148	17,759	30,115	14,815	19,744

	214,335	374,512	428,298	261,382	135,151

Institutional brokerage:
Principal transactions	5,814	17,950	20,444	23,965	27,512
Agency commissions	101,009	82,778	89,650	50,178	35,672
Mortgage trading interest	51,147	30,859	—	—	—
Mortgage trading net investment loss	(3,301)	(3,820)	—	—	—

	154,669	127,767	110,094	74,143	63,184

Asset management:
Base management fees	20,093	30,348	28,307	24,782	28,956
Incentive allocations and fees	1,327	1,929	10,940	13,959	13,884

	21,420	32,277	39,247	38,741	42,840

Principal investment:
Interest	594,879	549,832	350,691	168,393	—
Net investment (loss) income	(184,552)	(239,754)	101,973	70,619	19,753
Dividends	14,551	36,622	14,644	4,078	—

	424,878	346,700	467,308	243,090	19,753

Mortgage Banking:
Interest	88,662	78,007	—	—	—
Net investment income	83,786	13,741	—	—	—

	172,448	91,748	—	—	—

Other	20,154	22,302	7,155	11,169	7,275

Total revenues	1,007,904	995,306	1,052,102	628,525	268,203

Interest expense	611,800	546,313	164,156	68,995	2,073
Provision for loan losses	15,740	14,291	—	—	—

Revenues, net of interest expense and provision for loan losses	380,364	434,702	887,946	559,530	266,130

Non-Interest Expenses:
Compensation and benefits	309,065	331,492	323,524	226,389	147,072
Professional services	59,722	66,550	50,467	21,628	17,140
Business development	42,150	46,648	44,955	21,416	13,449
Clearing and brokerage fees	11,820	8,882	9,123	7,014	5,353
Occupancy and equipment	50,051	34,044	14,458	9,585	8,838
Communications	24,398	20,634	13,959	10,574	8,185
Other operating expenses	89,377	70,679	22,740	16,919	10,652

Total non-interest expenses	586,583	578,929	479,226	313,525	210,689

Operating (loss) income	(206,219)	(144,227)	408,720	246,005	55,441
Other Income:
Gain on sale of subsidiary shares	121,511	—	—	—	—

Net (loss) income before taxes, minority interest & extraordinary gain	(84,708)	(144,227)	408,720	246,005	55,441
Income tax (benefit) provision	(14,682)	26,683	59,161	44,591	3,035
Minority interest in loss of consolidated subsidiary	(2,751)	—	—	—	—

Net (loss) income before extraordinary gain	(67,275)	(170,910)	349,559	201,414	52,406
Extraordinary gain	—	—	—	—	1,413
Income tax provision on extraordinary gain	—	—	—	—	536

Net (loss) income	$(67,275)	$(170,910)	$349,559	$201,414	$53,283

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data
Assets:
Cash and cash equivalents	$189,956	$238,615	$224,371	$92,688	$90,007
Restricted cash	132	6,101	7,156	—	—
Mortgage-backed securities, at fair value	6,870,661	8,002,561	11,726,689	10,551,570	—
Loans held for investment, net	—	6,841,266	—	—	—
Loans held for sale, net	5,367,934	963,807	—	—	—
Long-term investments	185,492	347,644	441,499	379,002	150,447
Reverse repurchase agreements	—	283,824	183,375	—	—
Trading securities, at fair value	18,180	1,032,638	7,744	4,932	8,298
Other	720,163	719,334	337,454	300,893	157,433

Total assets	$13,352,518	$18,435,790	$12,928,288	$11,329,085	$406,185

Liabilities:
Trading account securities sold but not yet purchased, at fair value	$202	$150,547	$17,176	$9,525	$19,932
Commercial paper	3,971,389	6,996,950	7,294,949	4,392,965	—
Repurchase agreements	3,059,330	2,698,619	3,467,569	5,095,676	16,352
Dividends payable	8,743	34,588	65,870	56,744	—
Accounts payable and other liabilities	195,867	284,032	375,830	165,647	119,470
Securitization financing, net	4,486,046	6,642,198	—	—	—
Long-term debt	324,453	324,686	128,370	54,189	5,266

Total liabilities	12,046,030	17,131,620	11,349,764	9,774,746	161,020

Minority interest	135,443	—	—	—	—
Shareholders’ equity	1,171,045	1,304,170	1,578,524	1,554,339	245,165

Total liabilities and shareholders’ equity	$13,352,518	$18,435,790	$12,928,288	$11,329,085	$406,185

Statistical Data
Basic (loss) earnings per share before extraordinary gain	$(0.39)	$(1.01)	$2.09	$1.68	$1.14
Diluted (loss) earnings per share before extraordinary gain	$(0.39)	$(1.01)	$2.07	$1.63	$1.08
Basic (loss) earnings per share	$(0.39)	$(1.01)	$2.09	$1.68	$1.16
Diluted (loss) earnings per share	$(0.39)	$(1.01)	$2.07	$1.63	$1.10
Book value per share(1)	$6.78 (2)	$7.66 (2)	$9.46 (2)	$9.41 (2)	$5.28 (2)
Total employees(1)	3,019	2,499	698	494	481
Net revenue per employee(3)	$137	$188	$1,399	$1,138	$581
Pre-tax return on average equity	(7)%	(10)%	26%	27%	26%
Compensation and benefits expense as a percentage of net revenues	81%	76%	36%	40%	55%
Basic weighted average shares outstanding (in thousands)	171,667	169,333	167,099	119,801	46,098
Diluted weighted average shares outstanding (in thousands)	171,667	169,333	168,490	123,307	48,442
Cash dividends per common share	$0.50	$1.22	$1.53	$1.36	$—

(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable shares of 1.6 thousand shares, 0.6 million shares, 0.7 million shares, 1.3 million shares, and 4.0 million shares, pledged as collateral as of December 31, 2006, 2005, 2004, 2003, and 2002, respectively.
(3)	Net revenue per employee is calculated by dividing net revenue by average employees for the year. Average employees is determined by average of quarter end headcounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

For the year ended December 31, 2006, FBR’s total revenues net of interest expense and loan loss provisions were $380.4 million compared to $434.7 million in 2005. The 2006 net loss of $67.3 million, or $0.39 per share, compares to a net loss of $170.9 million, or $1.01 per share in 2005.

The 2006 net loss is primarily due to our decision as of September 30, 2006, to reclassify the mortgage loan portfolio, which consists primarily of non-conforming mortgage loans, held at the REIT from held for investment to held for sale. As a result of this change, we recorded our investment in this portfolio at the lower of cost or market, and consequently recognized $149.8 million in write-downs in 2006. The change in intent is primarily based on the strategy to redeploy the capital invested in the portfolio more rapidly to investments with higher earnings potential than if the portfolio were held to maturity.

In addition, in 2006, we recognized other-than-temporary impairment write-downs of $79.7 million relating to certain investments in our merchant banking investment portfolio. These impairment losses are primarily related to equity investments in the non-conforming mortgage sector reflecting a continued decline in this sector during 2006. The decrease in operating income also reflects a significant reduction in capital raising revenues in 2006 as compared to 2005, consistent with the industry’s relatively low volume of new equity issues as well as reductions in dividends from principal investing activities and asset management fees.

These operating results for the year ended December 31, 2006 compare to operating results for the year ended December 31, 2005 which included a write-down in our mortgage-backed securities portfolio of $180.1 million, net of hedging gains, and a separate write-down of certain equity investments in the Company’s merchant banking portfolio of $74.5 million. The 2005 MBS portfolio write-down reflected the Company’s decision to reposition the portfolio to eliminate a negative spread on much of the portfolio. During 2006, in connection with this repositioning, the Company sold $7.6 billion of securities from the portfolio held at December 31, 2005. Subsequent to these sales, during 2006, the Company reinvested capital to the MBS portfolio and entered into hedging transactions related to a portion of the borrowings that will be used to finance these investments. As of December 31, 2006, we maintain a MBS portfolio at the REIT with a fair value of $6.5 billion.

The Company’s net loss for year ended December 31, 2006 includes a $121.5 million gain recorded as a result of the July 2006 share issuance by FBR Capital Markets, a holding company for the Company’s capital markets and asset management operations formed in the second quarter 2006. This gain represents the increase in value of the Company’s investment in FBR Capital Markets as a result of the share issuance and, based on the structure of the transaction, this gain was not taxable. Subsequent to the share issuance and as of December 31, 2006, the Company retained a 71.9% beneficial ownership interest in FBR Capital Markets.

In addition to the above, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Pursuant to the provisions of SFAS 123R, we recorded $5.0 million of compensation expense related to such share-based payments during 2006. The net loss in 2006 also includes a $14.7 million tax benefit as compared to a $26.7 million income tax provision recorded in 2005. The 2006 tax benefit includes charges of $2.3 million to establish valuation reserves for certain deferred tax assets and a $2.3 million charge under SFAS 123R reflecting the effects of vesting during the year of certain share-based compensation awards.

For the year 2006, the Company declared a total of $0.50 per share in dividends, down from $1.22 per share in 2005. The Company’s book value per share decreased to $6.78 as of December 31, 2006 compared to $7.66 as of December 31, 2005. The reduction in book value per share reflects the impact from the net loss and dividends declared in 2006.

The following provides analysis of our operating segments and their activities during 2006.

Capital Markets

Our capital markets activities consist of investment banking and institutional brokerage (including research).

The operating income (loss) from our capital markets activities decreased from operating income of $79.7 million in 2005 to an operating loss of $34.4 million in 2006. This decrease is primarily attributable to a 43% or $160.2 million decrease in investment banking revenues during 2006, as a result of the Company completing fewer private equity placements and initial public offerings in 2006 as compared to 2005. This decrease reflects a lower volume of capital raising activity in our financial institutions and real estate sectors due primarily to the adverse effects of a continued inverted yield curve during 2006. Our institutional brokerage net revenues increased by 6% or $6.2 million which is primarily attributable to a 22% increase in agency commissions offset by a decrease in revenues from principal transactions. In addition, compensation and benefits costs within our capital markets segment decreased 14% or $33.9 million and other non-interest expenses in this segment decreased 15% or $25.8 million both primarily as result of the decreased capital markets revenues.

Investment Banking

Our investment banking activities consist of a broad range of services, including underwritings, public and private capital raising transactions that include a wide variety of securities, and financial advisory services in merger, acquisition, restructuring and strategic partnering transactions. Revenues from FBR’s investment banking operations totaled $214.3 million for the year, representing a decrease of 43% from the prior year. In 2006, FBR’s investment banking team executed 87 banking assignments with a total transaction value of over $16.1 billion, including more than $5.2 billion in lead-managed equity capital raising transactions. Highlights for lead-managed capital raises include:

•	$634.9 million in 4 IPOs

•	$ 3.1 billion in 15 (sole managed) private placements

•	$ 1.2 billion in 12 follow-on and secondary offerings

In addition, during 2006 FBR advised on 28 successful mergers, acquisitions and advisory transactions representing $400.5 million in aggregate transaction value.

FBR earned the following investment banking rankings for 20061:

•	#1 book-running manager of all common stock offerings for U.S. companies with a market capitalization of $1 billion or less,

•	#7 book-running manager for U.S. IPOs and 144A equity placements combined,

•	#1 book-running manager of all common stock offerings for domestic mining, oil and gas, utility and energy companies with a market capitalization of $1 billion or less, and

•	#1 book-running manager of all common stock offerings for U.S. and Bermuda finance and insurance companies with a market capitalization of $1 billion or less.

[1]	Source: Dealogic

The following table shows details of our investment banking revenues for the years indicated (dollars in thousands):

	2006	2005	2004
Capital raising:
Institutional private equity placements	$139,276	$225,489	$165,163
Initial public offerings	13,763	69,677	163,112
Secondary (follow-on) public offerings	35,010	50,511	55,876
High yield debt & preferred	122	2,822	10,674
Asset-backed securities	2,016	8,254	3,358

Total capital raising	190,187	356,753	398,183
Advisory services	24,148	17,759	30,115

Total investment banking	$214,335	$374,512	$428,298

Institutional Brokerage

In addition to our investment banking activities, we also offer institutional brokerage services to customers. In a rapidly changing trading environment characterized by continuing pressure on commission rates, revenue from institutional brokerage (principal transactions and agency commissions) was up 6.1% on a year-to-year basis, increasing from $100.7 million in 2005 to $106.8 million in 2006.

In addition, in May 2005 we initiated certain fixed income trading activities, primarily related to mortgage-backed, asset-backed and other structured securities. These trading activities continued through October 2006. During the third quarter 2006, we made a decision to sell our trading positions and eliminate our MBS trading desk. At present, we do not expect to redeploy capital to this fixed income trading activity. Revenues, net of related interest expense related to institutional brokerage activities are (dollars in thousands):

	2006	2005	2004
Principal transactions	$5,814	$17,950	$20,444
Agency commissions	101,009	82,778	89,650
Mortgage trading interest and net investment loss	47,846	27,039	—

	154,669	127,767	110,094
Interest expense	44,472	23,743	—

Institutional brokerage revenues, net of interest expense	$110,197	$104,024	$110,094

Our investment banking and institutional brokerage businesses are focused in the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and associated brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits can be subject to significant volatility from period to period.

Asset Management

Our asset management activities consist of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.4 billion at both December 31, 2006 and 2005. However, the mix of net assets changed during 2006 with hedge and offshore funds decreasing during 2006 based on fund closures and equity mutual funds increasing based on fund performance.

The operating loss from our asset management activities increased from an operating loss of $1.4 million in 2005 to an operating loss of $11.1 million in 2006. The increase in operating loss is primarily attributable to a decrease in net revenues of 25% or $9.0 million during 2006 as a result of a decrease in average assets under management during 2006 as compared to 2005 and the fees earned from those assets. The decrease in the average assets under management related principally to the closure of six hedge and offshore funds during 2005 and 2006.

We generate fees from our asset management activity for services provided in the management of investment vehicles or accounts and administration of mutual funds. Base management fees are earned on our net assets under management and are determined based on a percentage of actual or committed capital, excluding, in some cases, our own direct investments and certain other affiliated capital. The percentages used to determine our base fee vary from vehicle to vehicle.

We recorded $20.1 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2006. Our annualized effective fee during the fourth quarter of 2006 on the year end net assets under management was 86 basis points.

The incentive allocations and gains (losses) in our managed investment partnerships are determined, in part, by the value of securities held by those partnerships. To the extent that these partnerships hold securities of public companies that are restricted as to resale due to contractual lock-ups, regulatory requirements (including Rule 144 holding periods), or for other reasons, these securities are generally valued by reference to the public market price, subject to discounts to reflect the restrictions on liquidity. These discounts are sometimes referred to as haircuts. As the restriction period runs, the amount of the discount is generally reduced. We review these valuations and discounts quarterly.

The following provides detail relating to our assets under management (dollars in millions):

Assets Under Management

	December 31, 2006
	Gross(1)	Net(2)
Managed accounts	$259.9	$259.9
Hedge and offshore funds	97.5	96.4
Mutual funds:
Equity	1,749.6	1,743.4
Fixed Income and money market	212.3	211.3
Private equity funds	42.2	40.5

Total	$2,361.5	$2,351.5

	December 31, 2005
	Gross(1)	Net(2)
Managed accounts	$463.4	$329.5
Hedge and offshore funds	154.3	150.5
Mutual funds:
Equity	1,585.5	1,576.2
Fixed income and money market	297.8	296.6
Private equity funds	56.2	46.8

Total	$2,557.2	$2,399.6

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

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

Mortgage Banking

We conduct our mortgage banking activities primarily through our subsidiary First NLC, a residential mortgage banking company originating and acquiring primarily non-conforming mortgage loans in 45 states across the United States. We acquired First NLC during the first quarter of 2005 with the expectation that the acquisition would assist in expanding and adding flexibility to our mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loans based on market conditions.

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

The operating loss from our mortgage banking segment decreased $15.1 million during 2006 from an operating loss of $33.3 million in 2005 to an operating loss of $18.2 million in 2006. The 2006 operating loss is primarily attributable to continued compression on loan sales premiums and an industry-wide increase in the numbers of loans required to be repurchased by originators due to early pay defaults during 2006. Since First NLC was purchased in mid-February 2005, 2006 results reflect a full year of activity as compared to 2005.

In contrast to the negative industry conditions, the Company has improved elements of its loan origination platform. In addition to increasing loan volume during 2006, the Company decreased direct loan origination costs by 53 basis points. Considering the increase in loan originations, net revenues from this segment increased by 114% or $60.0 million. Conversely, in order to support the increase in loan originations and reflecting a full year of expenses in 2006, non-interest expenses, primarily compensation and benefits and occupancy and equipment, increased by 52% or $44.9 million as compared to 2005.

During 2006, First NLC originated $7.2 billion of non-conforming mortgage loans through its wholesale and retail channels. First NLC’s wholesale channel originated 70% of total loan originations through approximately 5,300 brokers and its retail channel originated 26% of total loan originations through 70 branch offices in 28 states. During 2005, subsequent to our acquisition, First NLC originated $5.6 billion through its wholesale, retail and correspondent channels. First NLC’s wholesale channel originated 68% of total loan originations through approximately 3,900 brokers and its retail channel originated 20% of total loan originations through 45 branch offices located in 21 states. In April 2005, First NLC began acquiring loans through a newly created correspondent channel. During 2006, First NLC acquired $267 million of loans through this correspondent channel. This compares to $647 million of such loans acquired in 2005. As of January 2007, First NLC stopped acquiring loans through its correspondent division.

During 2006, First NLC sold $7.5 billion, including correspondent loans, through whole loan sales and recognized a gross gain from loan sale transactions, including the effects of hedging, of $158.5 million. After reducing the gross gain on sale by the repurchase and premium recapture provisions for losses and direct loan origination costs, net of fees earned, our mortgage banking activities generated a net gain on sale of $83.8 million, including lower of cost or market valuation allowances relating to certain loans held for sale that were acquired from third parties.

During 2005, First NLC sold $4.4 billion, including correspondent loans, through whole loan sales or securitization and recognized a gross gain from loan sale transactions of $89.3 million. After reducing the gross gain on sale by the repurchase and premium recapture provisions for losses and direct loan origination costs, net of fees earned, our mortgage banking activities generated a net gain on sale of $13.7 million, including lower of cost or market valuation allowances relating to certain loans held for sale that were acquired from third parties.

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

Non-conforming Mortgage Loans

As discussed previously, the Company made a determination to reclassify its held-for-investment mortgage loan portfolio held at the REIT to held-for-sale. As a result of this reclassification, the Company recognized a $149.8 million write-down in the value of these loans during 2006. The change in intent is primarily based on the strategy to redeploy the capital invested in that portfolio more rapidly to investments with higher earnings potential than if the portfolio were to held to maturity.

The revenues from the non-conforming mortgage loan portfolio are generated primarily from interest income. Interest expense we pay on the related funding source offsets the interest income. The Company recorded net interest income of $82.6 million from the non-conforming mortgage loans held at the REIT during 2006.

Loans held for sale at the REIT, net, were comprised of the following as of December 31, 2006 (dollars in thousands):

Principal balance	$4,452,708
Valuation allowance for lower of cost or market value	(36,370)

Loans held for sale, net	$4,416,338

As of December 31, 2006, $4.5 billion of asset-backed debt securities is outstanding. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of the debt is reduced as the underlying loan collateral is paid down. The Company did not issue any new asset-backed debt securities during 2006.

Mortgage-Backed Securities

We also invest in agency-backed and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing in hybrid-ARM mortgage-backed securities financed by short-term commercial paper and repurchase agreement borrowings. The Company recorded net interest income of $35.7 million from MBS held in our principal investment portfolio during 2006 compared to $26.1 million during 2005.

As a result of the Company’s decision in December 2005 to reposition its MBS portfolio to eliminate a negative interest spread that resulted in a recognition of $180.1 million in other-than-temporary impairment write-downs in 2005, during 2006, the Company sold $7.6 billion of securities from the portfolio the Company held at December 31, 2005. Subsequent to these sales, during 2006, the Company began to reinvest capital in the MBS portfolio and as of December 31, 2006, the fair value of our investments in mortgage-backed securities totaled $6.9 billion. These investments were primarily comprised of securities guaranteed as to principal and interest by Fannie Mae, Freddie Mac, or Ginnie Mae. The following table summarizes our portfolio of mortgage-backed securities (including principal receivable) by issuer (dollars in thousands).

	Face Amount	Fair Value
Agency-backed:
Fannie Mae	$3,307,319	$3,343,756
Freddie Mac	2,527,613	2,546,001
Ginnie Mae	36,253	35,949

Total	5,871,185	5,925,706
Private-label	937,193	944,955

Total	$6,808,378	$6,870,661

Merchant Banking

The total value of FBR’s merchant banking portfolio and other long-term investments was $185.5 million as of December 31, 2006. Of this total, $143.4 million was held in the merchant banking portfolio, $26.1 million was held in alternative asset funds, and $16.0 million was held in other long-term investments. Net unrealized gains in the merchant banking portfolio included in Accumulated Other Comprehensive Income (AOCI) totaled $7.8 million as of December 31, 2006.

As previously noted, during 2006, we recorded $79.7 million in other than temporary impairment write-downs on certain merchant banking investments. These write-downs were recorded as part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other than temporary impairments and its related assessment of cost method investments. We also recognized $34.7 million in realized gains and earned $14.6 million in dividend income. These amounts compare to $74.5 million of other than temporary impairment charges, $20.9 million of realized gains and $36.6 million dividend income in 2005.

The following table provides additional detail regarding the Company’s merchant banking investments as of December 31, 2006 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	December 31, 2006
Merchant Banking Investments	Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Accredited Home Lenders	253,692	$9,120	$6,938
Amtrust Financial Services	2,558,994	16,749	21,879
Asset Capital Corporation, Inc.(1)	948,766	7,500	7,500
Castlepoint Holdings(1)	500,000	4,650	4,650
Cmet Finance Holdings, Inc.(1)(2)	65,000	975	975
Cypress Holdings	537,604	5,000	5,000
ECC Capital(2)	3,940,110	4,807	4,689
Fieldstone Investment Corporation(2)	3,588,329	19,126	19,126
Government Properties Trust(2)	210,000	1,894	2,226
Horsehead Holdings(1)	17,582	215	215
Legacy Reserves(1)	619,133	9,894	9,894
NNN Realty Advisors(1)	537,634	5,000	5,000
People’s Choice Financial Corporation(1)(2)	3,500,000	7,000	7,000
Quanta Capital Holdings Ltd.(2)	2,870,620	5,282	6,172
RAIT Financial Trust	531,173	18,256	18,315
Specialty Underwriters Alliance, Inc.(2)	782,102	4,817	6,569
Vintage Wine Trust, Inc.(1)	1,075,269	10,000	10,000
Whittier Energy Corporation	511,407	2,854	4,741
Preferred equity investment(1)(2)		2,500	2,500

Total merchant banking investments		$135,639	$143,389
Investment funds			26,122
Other investments			3,359
Investment securities – marked to market			12,622

Total long-term investments			$185,492

(1)	As of December 31, 2006 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(2)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges.

Results of Operations

Revenues

Our revenues consist primarily of capital raising and advisory fees in investment banking; agency commissions, principal transactions and mortgage trading interest and net investment income in institutional brokerage; base management fees and incentive allocations and fees in asset management; net interest income, net investment income, including realized gains or losses and other-than-temporary impairments, dividends from merchant banking investments and investment fund earnings from principal investing activities; and net interest income and net investment income, including gain or loss on sale of loans from mortgage banking activities.

Revenue from capital raising transactions is substantially dependent on the market for public and private offerings of equity and debt securities within the sectors in which we focus. Agency commissions are dependent on the level of overall market trading volume and penetration of our institutional client base by our research, sales and trading staff. Principal brokerage transactions are dependent on these same factors and on NASDAQ trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the capital on which our base management fees are calculated and the amount and performance of capital on which we have the potential to generate incentive income. Our asset management vehicles are subject to market risk caused by illiquidity and volatility in the markets in which they would seek to sell financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and in net investment income, may fluctuate as a result. Accordingly, our revenues in these areas have fluctuated in the past, and are likely to continue to fluctuate, based on these factors.

In our principal investing and mortgage banking activities, we invest in mortgage loans and mortgage-backed securities that are financed by repurchase agreement, commercial paper and securitization borrowings all of which are interest sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates through the use of various derivative instruments. For example, as of December 31, 2006, the Company’s Eurodollar futures contracts will be used to hedge short-term borrowings of up to $2.7 billion and $2.5 billion in 2007 and 2008, respectively. We are also exposed to credit risk as a result of our investments in mortgage loans. The Company manages credit risk by, among other things, purchasing or originating loans at favorable loan to value ratios and for a portion of the portfolio by purchasing mortgage insurance. As of December 31, 2006, we had purchased mortgage insurance on $635 million in principal balance of loans held for sale at the REIT.

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

Institutional Brokerage

Principal transactions consist of a portion of dealer spreads attributed to the securities trading activities of FBR & Co. as principal in listed and other securities, and are primarily derived from FBR & Co.’s activities as a market-maker. Trading gains and losses on equity securities are combined and reported on a net basis as part of principal transactions. Gains and losses result primarily from market price fluctuations that occur while holding positions in FBR & Co.’s trading security inventory.

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

Principal Investing

Principal investing interest income relates to interest earned on our portfolio of mortgage-backed securities and mortgage loans. Net investment income primarily includes net realized gains on sale of equity securities and mortgage-backed securities, income from investments funds and derivative activities as well as lower of cost or market value adjustments on securitized mortgage loans held for sale and other than temporary write-downs of equity securities. Principal investing dividends relate to our portfolio of merchant banking investments.

As of December 31, 2006, we had $7.8 million of net unrealized gains related to merchant banking equity investments recorded in AOCI. If we liquidate these securities or determine that a decline in value of these investments below our cost basis is other-than-temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

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

Mortgage Banking

Mortgage banking revenue includes net interest income on loans held for sale at First NLC as well as net investment income, consisting primarily of net gains and losses on sales of mortgage loans by First NLC. Our mortgage banking revenue is highly dependent on conditions in the residential mortgage market. Recent industry-wide increases in delinquencies and losses with respect to residential mortgage loans, particularly in the non-prime sector, may negatively impact our mortgage banking revenue and could adversely affect our operating results.

Other Revenue

Other revenue primarily includes miscellaneous interest, dividends and fees.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings, commercial paper borrowings, and securitization financing as well as long-term debt securities we have issued. Interest expense also includes costs of subordinated credit lines, bank deposits and other financing.

Compensation and benefits expense includes base salaries as well as incentive compensation. Incentive compensation varies primarily based on revenue production and net income. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, compensation and benefits includes non-cash expenses associated with all stock-based awards granted to employees.

Professional services expense includes legal and consulting fees, recruiting fees and asset management sub-advisory fees. Many of these expenses, such as legal fees associated with investment banking transactions and sub-advisory fees, are to a large extent variable with revenue.

Business development expenses includes travel and entertainment expenses related to investment banking transactions, costs of conferences and advertising, and the Company’s sponsorship of the PGA TOUR’s FBR Open. Expenses that are directly related to investment banking transactions are variable with revenue.

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

The following table sets forth financial data as a percentage of net revenues for the years presented:

Financial Data as a Percentage of Net Revenue

	Year Ended December 31,
	2006	2005	2004
Revenues:
Investment banking:
Capital raising	50.0%	82.1%	44.8%
Advisory	6.3%	4.1%	3.4%

	56.3%	86.2%	48.2%

Institutional brokerage:
Principal transactions	1.5%	4.1%	2.3%
Agency commissions	26.6%	19.0%	10.1%
Mortgage trading interest	13.4%	7.1%	—
Mortgage trading net investment loss	(0.9)%	(0.9)%	—

	40.6%	29.3%	12.4%

Asset management:
Base management fees	5.3%	7.0%	3.2%
Incentive allocations and fees	0.3%	0.4%	1.2%

	5.6%	7.4%	4.4%

Principal investment:
Interest	156.4%	126.5%	39.5%
Net investment (loss) income	(48.5)%	(55.2)%	11.5%
Dividends	3.8%	8.4%	1.7%

	111.7%	79.7%	52.7%

Mortgage banking:
Interest	23.3%	17.9%	—
Net investment income	22.0%	3.2%	—

	45.3%	21.1%	—

Other	5.3%	5.1%	0.8%

Total revenues	264.8%	228.8%	118.5%
Interest expense	160.8%	125.7%	18.5%
Provision for loan losses	4.0%	3.1%	—

Revenues, net of interest expense and provision for loan losses	100.0%	100.0%	100.0%

Non-interest expenses:
Compensation and benefits	81.3%	76.3%	36.4%
Professional services	15.7%	15.3%	5.7%
Business development	11.1%	10.7%	5.1%
Clearing and brokerage fees	3.1%	2.0%	1.0%
Occupancy and equipment	13.2%	7.8%	1.6%
Communications	6.4%	4.8%	1.6%
Other operating expenses	23.5%	16.3%	2.6%

Total non-interest expenses	154.3%	133.2%	54.0%

Operating (loss) income	(54.3)%	(33.2)%	46.0%

Comparison of the Years Ended December 31, 2006 and 2005

Net loss decreased from a loss of $170.9 million in 2005 to a $67.3 million loss in 2006. The 2006 loss is primarily due to our decision as of September 30, 2006, to reclassify the mortgage loan portfolio held at the REIT from held for investment to held for sale. As a result of this change, we recorded our investment in this portfolio at the lower of cost or market, and consequently recognized a $149.8 million write-down in 2006. In addition, in 2006 we recognized other-than-temporary impairment write-downs of $79.7 million relating to certain investments in our merchant banking investment portfolio. The decrease in net loss from 2005 is also impacted by the gain recorded on the share issuance by FBR Capital Markets (described below), a decrease in principal investment write-downs and an increase in net interest income from principal investments. Conversely, the 2006 net loss reflects a significant reduction in capital raising revenues as compared to 2005 as well as reductions in dividends from principal investing activities and asset management fees.

These write-downs, reduced investment banking activities, asset management and returns were partially offset by a $121.5 million gain recorded as a result of the July 2006 share issuance by FBR Capital Markets, a holding company for the Company’s capital markets operations formed in the second quarter 2006. This gain represents the increase in value of the Company’s investment in FBR Capital Markets as a result of the share issuance and, based on the structure of the transaction, this gain was not taxable. Subsequent to the share issuance and as of December 31, 2006, the Company retained a 71.9% beneficial ownership interest in FBR Capital Markets.

In addition to the above, effective January 1, 2006, the Company adopted SFAS 123R. Pursuant to the provisions of SFAS 123R, we recorded $5.0 million of compensation expense related to share-based payments during 2006. The net loss in 2006 also includes a $14.7 million tax benefit as compared to a $26.7 million income tax provision recorded in 2005.

The Company’s net revenues decreased 12.5% from $434.7 million in 2005 to $380.4 million in 2006 due to the following changes in revenues and interest expense:

Capital raising revenue decreased 46.7% from $356.8 million in 2005 to $190.2 million in 2006. The decrease is attributable to a decrease in amounts raised in private placement transactions as well as fewer lead or co-lead managed transactions completed in 2006 as compared to 2005. The lower volume of capital raising activity related primarily to our financial institutions and real estate sections which were adversely affected by the continued inverted yield curve during 2006. During 2006, the Company completed 17 private equity placements generating $139.3 million in revenues compared to 16 private equity placements in 2005 generating $225.5 million. The average capital raised on sole-managed private equity placements decreased from $237.4 million per transaction in 2005 on 15 transactions to $209.7 million per transaction in 2006 on 15 transactions. In addition, during 2006, the Company managed 35 public equity offerings raising $7.7 billion, compared to 60 public equity offerings raising $15.5 billion in 2005.

Advisory revenue increased 35.4% from $17.8 million in 2005 to $24.1 million in 2006 primarily due to an increase in the average revenues generated from each transaction.

Institutional brokerage revenue from agency commissions and principal transactions increased 6.1% from $100.7 million in 2005 to $106.8 million in 2006 as a result of increases in trading volume offset by a decrease in trading gains. In addition, the Company’s mortgage sales and trading operations contributed revenues net of interest expense of $3.3 million, reflecting $51.1 million in interest income, a net investment loss of $3.3 million and $44.5 million of interest expense compared to revenues net of interest expense of $3.4 million in 2005.

Asset management base management fees decreased 33.7% from $30.3 million in 2005 to $20.1 million in 2006. The decrease is primarily attributable to the decrease in average net assets under management in 2006 as compared to 2005, due in large part to the closure and liquidation of certain hedge and offshore funds during the third and fourth quarters of 2005, as well as a decrease in mutual fund administrative fees. Asset management incentive allocations and fees decreased 31.6% from $1.9 million in 2005 to $1.3 million in 2006 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $68.0 million for 2006 compared to $(57.8) million for 2005. The increase in net revenues is primarily the result of a decrease in impairment charges, an increase in the interest spread and an increase in net investment income from mortgage banking activities, as summarized below (dollars in thousands).

	For the year ended December 31,
	2006	2005
Net interest income	$154,198	$131,567
Net investment loss—principal investing	(184,552)	(239,754)
Dividend income	14,551	36,622
Net investment income—mortgage banking	83,786	13,741

	$67,983	$(57,824)

In 2006, the Company made a determination in evaluating its investment strategy and its intent related to its held-for investment mortgage loan portfolio to reclassify these loans to held-for-sale. As a result of this change, the Company recorded its investment in this loan portfolio at the lower of cost or market and recognized a $149.8 million write-down in the value of these loans. The change in intent is primarily based on the strategy to redeploy the capital invested in that portfolio more rapidly to investments with higher earnings potential than if the portfolio were held to maturity. In addition, during 2006 we recognized other-than-temporary impairment losses of $79.7 million relating to merchant banking investments. The effects of these write-downs on the operating results for 2006 compare to operating results for 2005 which included a write-down in our mortgage-backed securities portfolio of $180.1 million, net of hedging gains, and a separate write-down of $74.5 million relating to the Company’s merchant banking portfolio. The 2005 MBS portfolio write-down reflected the Company’s decision to reposition the portfolio to eliminate a negative spread on much of the portfolio.

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	For the year ended December 31, 2006			For the year ended December 31, 2005
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$3,727,748	$208,444	5.59%	$10,237,443	$338,044	3.30%
Mortgage loans	6,734,153	469,192	6.97%	4,179,939	289,437	6.92%
Reverse repurchase agreements	151,950	8,442	5.48%	253,680	10,208	4.02%

	$10,613,851	686,078	6.46%	$14,671,062	637,689	4.35%

Other(1)		6,542			101

		692,620			637,790
Repurchase agreements	$839,446	(43,867)	(5.15)%	$2,401,180	(72,271)	(3.01)%
Commercial paper	2,610,719	(136,738)	(5.17)%	7,923,351	(263,958)	(3.33)%
Mortgage financing credit facilities	1,043,776	(61,221)	(5.79)%	2,286,890	(100,672)	(4.40)%
Securitization	5,593,131	(319,980)	(5.64)%	1,667,578	(77,796)	(4.67)%
Derivative contracts(2)	—	23,384		—	8,474

	$10,087,072	(538,422)	(5.34)%	$14,278,999	(506,223)	(3.55)%

Net interest income/spread		$154,198	1.12%		$131,567	0.80%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As a result of the First NLC acquisition in February 2005, the increase in the mortgage loan portfolio and the repositioning of the MBS portfolio to eliminate a negative spread on much of the portfolio, the Company’s 2006 principal investment portfolio composition shifted significantly from that of the same period in 2005. In 2006, in connection with the repositioning of the mortgage-backed securities portfolio, the Company sold $7.6 billion of securities from the MBS portfolio held at December 31, 2005. As a result of these sales, the related repurchase agreement and commercial paper borrowings used to fund these investments likewise decreased significantly.

As shown in the table above, net interest income increased by $22.6 million from 2005 to 2006. This increase was due to an increase in the average balance of mortgage loans which have higher yields than those earned on our MBS portfolio offset by increased borrowing costs due to continued increases in short term interest rates. Amortization expense totaled $35.9 million in 2006 compared to $85.5 million in 2005. This decrease in amortization expense is a result of both the repositioning of the MBS portfolio during 2006 and the reclassification of the mortgage loans held at the REIT from held for investment to held for sale.

Net interest income from the MBS portfolio increased by $9.6 million from $26.1 million in 2005 to $35.7 million in 2006 due to a increase in the net interest spread earned on the portfolio from 0.13% in 2005 to 0.43% in 2006.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $477.6 million with related interest expense of $365.7 million, resulting in net interest income of $111.9 million for the year ended December 31, 2006. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $299.6 million with related interest expense of $194.2 million, resulting in net interest income of $105.4 million for the year ended December 31, 2005.

In addition to net interest income, the Company recorded $14.6 million in dividend income from its merchant banking equity investment portfolio in 2006, compared to $36.6 million during 2005. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio as well as reduced dividend rates. Also, the Company realized a net investment loss of $184.6 million during 2006 compared to net investment loss of $239.8 million in 2005. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	For the year ended December 31,
	2006	2005
Securitized mortgage loans held-for-sale—lower of cost or market adjustments	$(149,823)	$—
Available for sale and cost method securities—other-than-temporary impairments	(79,665)	(74,452)
MBS portfolio—other-than-temporary impairments, net of hedging gains	—	(180,087)
Realized gains on sale of equity investments and mortgage-backed securities	39,164	12,286
Income from investments funds	3,244	62
Gains on investment securities—marked-to-market, net	4,994	1,362
Other, net	(2,466)	1,075

	$(184,552)	(239,754)

The 2006 net investment loss is due primarily to the effects of reclassifying the portfolio of securitized loans held-for-investment to held-for-sale as of September 30, 2006, as well as other than temporary impairment losses relating to merchant banking investments. In determining the lower-of-cost or market value of the securitized mortgage loans, the Company considered various factors effecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. The Company utilized the present value of expected cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance, in determining the value of the portfolio. The Company also considered that these loans are collateral for securitization borrowings; therefore, taking into consideration the impact of any sale of the loan portfolio on the securitization borrowings, the related cash flows and the overall value of the residual interests in the securitization transactions that have been retained by the Company. Significant assumptions used by the Company in determining this value were supported by comparison to available market data for similar portfolios and transactions as well as a third party valuation of the residual interests in the securitization transactions.

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

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded other-than-temporary impairment charges of $79.7 million relating to marketable equity securities and cost method investments in 2006. This compares to $74.5 million of impairment charges during 2005.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (SFAS 133). These derivatives primarily include hedges relating to the financing for certain MBS positions and the mortgage loan portfolio.

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments. See Note 5 to the financial statements for further information on investment funds, other gains and losses, as well as realized gains on sales of equity investments and mortgage-backed securities.

During the year ended December 31, 2006 and 2005, the Company sold $7.5 billion and $4.4 billion of loans, respectively, and earned a gross premium of 1.44% and 1.99%, respectively. During the third quarter of 2006, the provision for losses increased significantly as compared to the prior year and prior 2006 quarters reflecting the effects of an industry-wide increase in requests for buy-backs of loans related to early pay defaults. The components of net investment income from mortgage banking activities are as follows (dollars in thousands):

	For the year ended December 31,
	2006	2005
Gross gain from loan sale transactions, including hedge activities	$158,501	$89,310
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(50,069)	(31,863)
Direct loan origination costs, net of fees earned	(24,646)	(43,706)

	$83,786	$13,741

Other revenues decreased 9.4% from $22.3 million in 2005 to $20.2 million in 2006 primarily due to a decrease in interest income related to warehouse financing.

The Company’s mortgage loan portfolio is comprised of loans predominately originated in 2005 and purchased by the Company in the second half of 2005 and therefore has a limited history. For the year ended December 31, 2006 and 2005, the Company’s average loans held for investment balance was $5.7 billion and

$3.1 billion, respectively. For the year ended December 31, 2006 and 2005, the Company recorded provisions for loan losses relating to its portfolio of loans held for investment $15.7 million and $14.3 million, respectively. As discussed previously, the Company reclassified these loans to a held for sale category as of September 30, 2006.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $14.9 million in 2005 to $26.2 million in 2006 due to increased interest rates associated with these floating rate borrowings and the increase in the average balance outstanding for the year.

Total non-interest expenses increased 1.3% from $578.9 million in 2005 to $586.6 million in 2006. This increase was caused by the following fluctuations in non-interest expenses:

Compensation and benefits expense decreased 6.8% from $331.5 million in 2005 to $309.1 million in 2006. This decrease is primarily due to a $52.7 million decrease in variable compensation associated with the decrease in investment banking revenue offset by $5.0 million of stock compensation recorded pursuant to SFAS 123R and an increase of $27.1 million in First NLC compensation. The increase related to First NLC is attributable to the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition, as well as net increase in its headcount of 635 related to expansion of its origination platform.

Professional services decreased 10.4% from $66.6 million in 2005 to $59.7 million in 2006 primarily due to reductions in legal, corporate accounting and consulting costs in 2006 in part due to 2005 results including non-recurring costs associated with the integration of First NLC’s operations into the Company’s control structure. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Business development expenses decreased 9.4% from $46.6 million in 2005 to $42.2 million in 2006. This decrease is primarily due to a decrease in corporate business development costs, including advertising costs and costs associated with the Company’s sponsorship of the PGA TOUR’s FBR Open, as well as costs associated with investor conferences. In addition, the change reflects decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Clearing and brokerage fees increased 32.6% from $8.9 million in 2005 to $11.8 million in 2006. The increase is due to increased equity trading volumes as well as mortgage trading activity.

Occupancy and equipment expense increased 47.4% from $34.0 million in 2005 to $50.1 million in 2006, including an increase of $3.7 million in depreciation expense from $9.8 million in 2005 to $13.5 million in 2006. This overall increase is primarily due to the investments made in expanding and upgrading office space at our Arlington facilities, upgrades of technology, as well as an increase in costs associated with First NLC, reflecting the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition and an increase in First NLC’s office space to accommodate their increase in headcount related to expansion of its loan origination platform.

Communications expense increased 18.4% from $20.6 million in 2005 to $24.4 million in 2006 primarily due to increased costs related to market data and customer trading services as well as increased costs associated with First NLC, reflecting the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition.

Other operating expenses increased 26.4% from $70.7 million in 2005 to $89.4 million in 2006. This change is primarily due to an increase of approximately $20.4 million in servicing fees and insurance related to the mortgage loan portfolios.

The total income tax provision changed from a $26.7 million tax expense in 2005 to a $14.7 million tax benefit in 2006 due to the current year losses at the Company’s taxable REIT subsidiaries. Our tax provision relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 20% in 2006 as compared to 48% in 2005. The change in the effective tax rates is due primarily to the gain on sale of subsidiary stock which is not taxable for federal purposes (see Note 10).

Comparison of the Years Ended December 31, 2005 and 2004

Net income decreased from $349.6 million in 2004 to a loss of $(170.9) million in 2005. This decrease is primarily due to decreased net revenues, including net interest and net investment income in 2005 as compared to 2004 in our principal investment segment. These results include an other than temporary impairment write-down within FBR’s portfolio of mortgage-backed securities of $180.1 million, net of hedging gains, a separate other than temporary impairment write-down of $74.5 million relating to certain equity investments in the Company’s merchant banking portfolio. Our 2005 net loss also reflects a $26.7 million income tax provision as compared to a $59.2 million income tax provision recorded in 2004.

On February 16, 2005, the Company completed the acquisition of First NLC, a non-conforming residential mortgage originator located in Florida for $100.8 million in a combination of cash and stock. As of December 31, 2005, First NLC operates in 44 states and originates loans through both wholesale and retail channels. First NLC is part of the Company’s mortgage banking segment. The year ended December 31, 2005 results reflect higher compensation, including certain non-recurring compensation payments related to the acquisition, occupancy and equipment, communications and other expenses due to the increase in employees and related facilities as a result of the acquisition of First NLC.

The Company accounted for the acquisition of First NLC in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) using the purchase method of accounting. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired must be recognized as goodwill.

The $100.8 million purchase price included cash of $74.3 million, issuance of 1,297,746 shares of FBR Class A common stock at a price of $18.82 per share for a total of $24.4 million, and direct acquisition costs of $2.1 million.

Our net revenues decreased 51.0% from $887.9 million in 2004 to $434.7 million in 2005 due primarily to lower revenues associated with our principal investment activities, including the $180.1 million MBS-related and $74.5 million merchant banking-related writedowns noted above, and from lower capital market activities.

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

Advisory revenue decreased 40.9% from $30.1 million in 2004 to $17.8 million in 2005 due primarily to the completion of fewer M&A transactions. We completed 13 M&A transactions in 2004 compared to 11 in 2005.

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

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $(57.8) million for the year ended December 31, 2005 compared to $312.0 million for the year ended December 31, 2004, as summarized below (dollars in thousands).

	For the year ended December 31,
	2005	2004
Net interest income	$131,567	$195,413
Net investment (loss) income—principal investing	(239,754)	101,973
Dividend income	36,622	14,644
Net investment income—mortgage banking	13,741	—

	$(57,824)	$312,030

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$10,237,443	$338,044	3.30%	$10,906,521	$344,043	3.16%
Mortgage loans	4,179,939	289,437	6.92%	—	—	—
Reverse repurchase agreements	253,680	10,208	4.02%	—	—	—

	$14,671,062	637,689	4.35%	$10,906,521	344,043	3.16%

Other(1)		101			6,648

		637,790			350,691
Repurchase agreements	$2,401,180	(72,271)	(3.01)%	$5,141,127	(72,786)	(1.39)%
Commercial paper	7,923,351	(263,958)	(3.33)%	5,054,803	(78,595)	(1.53)%
Mortgage financing credit facilities	2,286,890	(100,672)	(4.40)%	—	—	—
Securitization	1,667,578	(77,796)	(4.67)%	—	—	—
Derivative contracts(2)	—	8,474		—	(3,897)

	$14,278,999	(506,223)	(3.55)%	$10,195,930	(155,278)	(1.50)%

Net interest income/spread		$131,567	0.80%		$195,413	1.66%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets. Other interest income in the twelve months of 2004 includes $2.1 million of income related to bridge financing arrangements.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

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

	Year Ended December 31,
	2005	2004
MBS Portfolio—other than temporary impairments, net of hedging gains	$(180,087)	$—
Available for sale and cost method securities—other than temporary impairments	(74,452)	—
Realized gains on sales of equity investments and mortgage-backed securities	12,286	87,673
Income from investment finds	62	9,184
Gains on investment securities—marked-to-market, net	1,362	9,476
Other, net	1,075	(4,360)

	$(239,754)	$101,973

As noted above, the Company determined to undertake a repositioning of its MBS portfolio to eliminate a negative interest spread on much of the portfolio. This decision marked a change in the Company’s intent to hold securities in its MBS portfolio that have unrealized loss positions until a recovery in fair value occurs. Consequently, a determination was made that unrealized MBS portfolio losses as of December 31, 2005, should be considered other than temporary, necessitating recognition of a $197.8 million impairment charge relating to these unrealized losses for the year ended December 31, 2005. This loss was partially offset by $17.7 million in related derivative gains.

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

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments. See Note 5 to the financial statements for further information on investment funds, other gains and losses, as well as realized gains on sales of equity investments and mortgage-backed securities.

The components of the gain on sale of loans are as follows for the year ended December 31, 2005 (dollars in thousands):

Gross gain from loan sale transactions	$89,310
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(31,863)
Direct loan origination costs, net of fees earned	(43,706)

Total net gain on sale of loans	$13,741

Other revenues increased from $7.2 million in 2004 to $22.3 million in 2005 primarily due to an increase in 12b-1 fees of $0.6 million, a $3.5 million increase in interest and dividend income unrelated to principal investing and interest income related to a full year of warehouse financing activities.

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

The Company’s mortgage loan portfolio held for investment as of December 31, 2005 is comprised of loans predominately originated in 2005 and purchased by the Company in the second half of 2005 and therefore has a limited history. For the year ended December 31, 2005, the Company’s average loans held for investment balance was $3.1 billion. For the year ended December 31, 2005, the Company recorded a $14.3 million provision for loan losses relating to its portfolio of loans held for investment. As discussed previously, the Company reclassified these loans to a held for sale category as of September 30, 2006.

We evaluated the adequacy of the allowance for loan losses based upon known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of underlying collateral, and current and expected future economic conditions as well as assumptions regarding loss severity and frequency. The Company manages credit risk by, among other things, purchasing and originating loans at favorable loan to value ratios and for a portion of the portfolio by purchasing mortgage insurance.

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

Total non-interest expenses increased 20.8% from $479.2 million in 2004 to $578.9 million in 2005 due primarily to the acquisition of First NLC which contributed $86.0 million to the 2005 total. The additional First NLC employees and facilities resulted in increased compensation, occupancy and equipment, communications and other operating expenses. In addition, the Company recognized an expense of $7.5 million in 2005 based on the proposed settlements with the SEC and the NASD’s Department of Market Regulation, which were accepted by the SEC’s and NASD’s staff in the fourth quarter of 2006, (see Note 12) that is included in other operating expenses and incurred increased legal costs related to these matters that are included in professional services in 2005 that are not comparable to 2004.

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

Professional services expense increased 31.9% from $50.5 million in 2004 to $66.6 million in 2005, including $5.4 million relating to First NLC. This increase is primarily due to, legal costs associated with the proposed settlements with the SEC and NASD’s Department of Market Regulation, which were accepted by the SEC’s and NASD’s staff in the fourth quarter of 2006, (see Note 12), the integration of First NLC’s operations and mortgage banking activities, sub-advisory fees, as well as costs associated with technology enhancements.

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

Occupancy and equipment expense increased 134.5% from $14.5 million in 2004 to $34.0 million in 2005, including $9.9 million relating to First NLC. The increase is attributable primarily to the additional First NLC facilities and headcount as well as investments made in upgrading technology and expanding our Arlington, New York and Boston facilities. Total employees as of December 31, 2005 were 2,449 employees as compared to 698 employees as of December 31, 2004 reflecting the effects of the First NLC acquisition.

Communications expense increased 47.1% from $14.0 million in 2004 to $20.6 million in 2005, including $2.3 million relating to First NLC. The increase is primarily due to increased costs related to market data and customer trading services and the acquisition of First NLC and the costs associated with its mortgage origination platform.

Other operating expenses increased 211.5% from $22.7 million in 2004 to $70.7 million in 2005, including $14.7 million relating to First NLC. This change also includes loan portfolio servicing costs of $14.0 million, costs associated with the proposed settlements with the SEC and the NASD’s Department of Market Regulation of $7.5 million (see Note 12), mortgage insurance costs of $5.7 million, and an increase in various office operations and administrative expense items.

The total income tax provision decreased from $59.2 million in 2004 to $26.7 million in 2005 due to decreased taxable income in 2005 as compared to 2004. Our tax provision relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 48% in 2005 as compared to 40% in 2004. The increase in the effective tax rates is due to an increase in the Company’s state taxes due to changes in state apportionment and due to the non-deductible nature of the $7.5 million charge recorded in the first quarter 2005 relating to the Company’s proposed settlements with the SEC and the NASD’s Department of Market Regulation, which were accepted by the SEC’s and NASD’s staff in the fourth quarter of 2006, (see Note 12).

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of borrowings under repurchase agreements, commercial paper borrowings, securitization financings, principal and interest payments on mortgage-backed securities and mortgage loans, dividends on equity securities, proceeds from sales of securities and mortgage loans, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under warehouse and corporate lines of credit, commercial paper issuances, and future issuances of common stock, preferred stock, or debt.

Cash Flows

As of December 31, 2006, the Company’s cash and cash equivalents totaled $190.0 million representing a net decrease in the balance of $48.7 million for the year ended December 31, 2006. The decrease is primarily attributable to the $143.0 million of cash used in operating activities during the year. The cash used in operating activities is primarily driven by an increase in First NLC’s mortgage loan inventory of $340 million during 2006. This use of cash in mortgage banking was offset by operating net cash inflows from capital markets related to the sale of fixed income trading positions and cash inflows related to operating assets of our principal investment segment.

Cash used in operating activities during 2006 was offset by net cash inflows of $3.9 billion from investing activities and net cash outflows of $3.8 billion from financing activities. Cash provided by investing activities and used in financing activities reflect reductions in the MBS and mortgage loan portfolios as a result of implementing changes in investment strategies with respect to these portfolios during 2006.

Specifically, our investing activities during 2006, include proceeds from sales of, and receipt of principal payments from, mortgage-backed securities totaling $9.1 billion. In addition, principal payments received on loans held for investment that were reclassified to held for sale, and proceeds from sales of such loans totaled $2.5 billion. These cash inflows were offset by $7.9 billion of mortgage-backed securities purchases. The Company’s 2006 investing activities did not include any new investments in mortgage loans to be held for investment. Similarly, the Company’s financing activities reflect net repayments of commercial paper and repurchase agreement borrowings of $1.7 billion and $2.2 billion of securitization financing repayments. These repayment activities were offset by $260 million of proceeds received from the FBR Capital Markets share issuance.

As of December 31, 2005, the Company’s cash and cash equivalents totaled $238.6 million representing a net increase in the balance of $14.2 million for the year then ended. The increase is attributable to $4.1 billion provided by financing activities offset by a use of cash in operating activities of $696.7 million and investing of $3.4 billion. Cash inflows during 2005 were comprised primarily of the net income generated by the capital markets segment and principal paydowns received on the MBS portfolio without significant reinvestment. Cash outflows during 2005 related primarily to our purchase of First NLC, initiation of mortgage banking activities and our establishment of a mortgage loan portfolio at the parent REIT level.

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

As of December 31, 2006, the Company’s indebtedness totaled $12.0 billion, which resulted in a leverage ratio (debt to equity) of 10.3 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding, securitization financing and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings, Inc. (TRS Holdings). Such long-term debt issuances have totaled $317.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of December 31, 2006, we had $324.5 million of long-term corporate debt.

During 2005, the Company completed nine securitization transactions and issued a series of multi-class mortgage-backed bonds. Depending on the structure of the securitizations, the Company accounts for the securitizations as either “sales” or “financing” transactions in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For securitizations that qualify as sales, the Company transfers the loans into the securitization trust and records retained financial and servicing assets or liabilities, if any, and recognizes a gain or loss on sale from the transaction. For securitizations that are accounted for as financings, the transferred loans remain on the balance sheet and are recorded as collateral and the mortgage-backed bonds issued are recorded as debt. The Company completed no securitization transactions during 2006.

As of December 31, 2006, the Company had outstanding securitization financing liabilities of $4.5 billion. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of debt is reduced as the underlying loan collateral is paid down. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.79% as of December 31, 2006.

In October 2006, we entered into a $180 million, 364-day senior secured credit agreement with various financial institutions. This facility includes a one-year term-out option. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs. There were no borrowings outstanding under this facility during 2006.

Georgetown Funding is, a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program, and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement, and repurchase agreements we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $12 billion of mortgage-backed securities. There were $4.0 billion of borrowings outstanding as of December 31, 2006.

Arlington Funding is, a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and providing warehouse financing in the form of reverse repurchase agreements to mortgage originators with which we have a relationship. We serve as administrator for Arlington Funding’s commercial paper program and provide collateral as well as guarantees for commercial paper issuances. Through these arrangements we are the primary beneficiary of Arlington Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5 billion. There were no borrowings outstanding as of December 31, 2006.

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

To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter increases in interest rates, prepayments, or delinquency levels, margin calls on our repurchase agreements could result in a manner that could cause an adverse change in our liquidity position.

The following table provides information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities (dollars in thousands).

	December 31, 2006			December 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Outstanding balance	$3,971,389	$2,116,813	$942,517	$6,996,950	$1,653,599	$1,045,020
Weighted-average rate	5.41%	5.34%	6.05%	4.37%	4.39%	5.16%
Weighted-average term to maturity(1)	18.3 days	21.9 days	NA	19.9 days	18.4 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of December 31, 2006, liquid assets consisted primarily of cash and cash equivalents of $190.0 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $6.9 billion in MBS, $5.4 billion in non-conforming mortgage loans, $185.5 million in long-term investments, $18.2 million in trading securities, a receivable due from servicer of $64.7 million, and a receivable due from our clearing broker of $29.0 million at December 31, 2006. The Company’s total assets decreased from $18.4 billion at December 31, 2005 to $13.4 billion as of December 31, 2006. The decline in total assets reflects the effects of principal payments received on mortgage loans without any new investments in mortgage loans to be held for investment, sales of mortgage trading assets and net sales of available-for-sale mortgage-backed securities.

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner and our investment in RNR II (QP), LP (a partnership we do not manage). Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

As of December 31, 2006, our mortgage-backed securities portfolio was comprised primarily of agency-backed ARM and hybrid-ARM securities. Excluding principal receivable, which totaled $39.4 million, the total par and fair value of the portfolio was $6.9 billion. As of December 31, 2006, the weighted average coupon of the portfolio was 6.05%. Our portfolio of non-conforming mortgage loans is also comprised substantially of hybrid-ARMs. As of December 31, 2006, the principal balance of the mortgage loan portfolio was $5.4 billion and the weighted average coupon was 7.46%.

The actual yield on the MBS is affected by the price paid to acquire the investment. Our cost basis in MBS is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. The MBS portfolio had a premium of $57.5 million (0.84% of the unpaid par value).

Net unrealized gains related to our merchant banking investments that are included in accumulated other comprehensive loss in our balance sheet totaled $7.8 million as of December 31, 2006. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is other than temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. (NASD). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of December 31, 2006, FBR & Co. had total regulatory net capital of $94.6 million, which exceeded its required net capital of $4.5 million by $90.1 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

During 2006, we declared dividends as specified in the following table.

Declaration Date	Record Date	Payment Date	Dividends Per Share
December 13, 2006	December 29, 2006	January 31, 2007	$0.05
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt(1)	$970	$970	$970	$970	$970	$319,603	$324,453
Minimum rental and other contractual commitments	24,397	24,566	17,778	16,883	15,258	47,607	146,489
Securitization financing on loans held for sale(2)	—	—	—	—	—	4,501,619	4,501,619
Capital commitments(3)	—	—	—	—	—	—	—

	$25,367	$25,536	$18,748	$17,853	$16,228	$4,868,829	$4,972,561

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through FBR TRS Holdings. Based on the 3-month LIBOR of 5.36% as of December 31, 2006, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317.5 million of long-term debt securities would be approximately $25.4 million for the year ending December 31, 2007. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior to stated maturities due to borrower prepayments and/or possible clean-up calls.
(3)	The table above excludes $6.0 million of uncalled capital commitments as of December 31, 2006 to various investment partnerships that may be called over the next ten years. This commitment was $6.7 million at December 31, 2005. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called.

The Company also has short term commercial paper and repurchase agreement liabilities of $4.0 billion and $3.1 billion, respectively as of December 31, 2006. See Note 8 to the financial statements for further information.

As of December 31, 2006, the Company had made interest rate lock agreements with borrowers for the origination of new mortgage loans and entered into commitments to sell mortgage loans of $200.2 million and $400.9 million, respectively.

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

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is primarily subject to interest-rate risk as a result of its principal investment and mortgage banking activities. It is also subject to interest-rate risk in its mortgage trading activities, but the level of interest-rate risk in the trading business is low because substantially all of the interest-rate risk on mortgage trading positions is hedged. Through its principal investment and mortgage banking activities, the Company invests in mortgage-backed securities and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparties to the Company’s derivative agreements at December 31, 2006 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities and mortgage loans may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s derivative instruments, including economic hedges and instruments designated as cash flow hedges. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities and mortgage loans, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts.

The Company records its derivatives at fair value. The differential between amounts paid and received for derivative instruments designated as cash flow hedges is recorded as an adjustment to interest expense. In addition, the Company records the ineffectiveness of its cash flows hedges, if any, in net investment income. In general (i.e., presuming the hedged risk is still probable of occurring), in the event of early termination of these derivatives, the Company receives or makes a payment based on the fair value of the instrument, and the related deferred gain or loss recorded in other comprehensive income is amortized into income or expense over the original hedge period.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at December 31, 2006.” Management’s estimate of change in value for mortgage loans and mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. The estimated change in value of the mortgage loans reflect an effective duration of 0.65. For mortgage-backed securities, the estimated change in value is based on duration of 1.00 in a rising interest rate environment and 1.60 in declining interest rate environment.

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

	Value at December 31, 2006	Value at December 31, 2006 with 100 basis point increase in interest rates	Percent Change	Value at December 31, 2006 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$6,870,661	$6,784,777	(1.25)%	$6,963,415	1.35%
Mortgage loans	5,367,934	5,319,623	(0.90)%	5,389,406	0.40%
Derivative assets	36,875	67,642	83.43%	18,485	(49.87)%
Other	1,077,048	1,077,048		1,077,048

Total assets	13,352,518	$13,249,090	(0.77)%	$13,448,354	0.72%

Liabilities
Repurchase agreements and commercial paper	$7,030,719	$7,030,719		$7,030,719
Securitization financing	4,486,046	4,486,046		4,486,046
Derivative liabilities	44,582	(6,205)	(113.92)%	99,887	124.05%
Other	484,683	484,683		484,683

Total liabilities	12,046,030	11,995,243	(0.42)%	12,101,335	0.46%
Minority interest	135,443	135,443		135,443
Shareholders’ equity	1,171,045	1,118,404	(4.50)%	1,211,576	3.46%

Total liabilities and shareholders’ equity	$13,352,518	$13,249,090	(0.77)%	$13,448,354	0.72%

Book value per share	$6.78	$6.47	(4.50)%	$7.01	3.46%

As shown above, the Company’s portfolio of mortgage loans and mortgage-backed securities generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. The changes in the fair value of mortgage loans in a declining interest rate environment as presented in the table above will not necessarily affect the Company’s earnings or shareholders’ equity since mortgage loans held for sale are reported at lower-of-cost-or-market.

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of December, 2006 (dollars in thousands, except per share amounts).

	Value at December 31, 2006	Value of Equity at December 31, 2006 with 10% Increase in Price	Percent Change	Value of Equity at December 31, 2006 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$90,655	$99,721	10.00%	$81,590	(10.00)%
Equity method investments	26,122	28,734	10.00%	23,510	(10.00)%
Investment securities-marked to market	12,622	13,884	10.00%	11,360	(10.00)%
Other long-term investments	3,360	3,360		3,360
Trading securities-equities	18,180	19,998	10.00%	16,362	(10.00)%
Other	13,201,579	13,201,579		13,201,579

Total assets	$13,352,518	$13,367,276	0.11%	$13,337,761	(0.11)%

Liabilities	$12,046,030	$12,046,030		$12,046,030

Minority Interest	$135,443	$135,443		$135,443
Shareholders’ Equity
Common stock	1,747	1,747		1,747
Paid-in-capital	1,562,497	1,562,497		1,562,497
Employee stock loan receivable	(12)	(12)		(12)
Accumulated other comprehensive income	(15,136)	(6,070)	59.90%	(24,201)	(59.90)%
Accumulated retained deficit	(378,051)	(372,359)	1.51%	(383,743)	(1.51)%

Total shareholders’ equity	1,171,045	1,185,803	1.26%	1,156,288	(1.26)%

Total liabilities and shareholders’ equity	$13,352,518	$13,367,276	0.11%	$13,337,761	(0.11)%

Book value per share	$6.78	$6.87	1.26%	$6.69	(1.26)%

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

High Yield and Non-Investment Grade Debt and Preferred Securities

We may from time-to-time underwrite, trade, invest in, and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities.

Off-Balance Sheet Arrangements

Loan Sales and Securitizations

We are a party to various transactions that have an off-balance sheet component. In connection with whole loan sales to unaffiliated third parties, $7.5 billion and $4.4 billion in 2006 and 2005, respectively, and in connection with mortgage loans securitized in off balance sheet transactions, $-0- and $1.4 billion in 2006 and 2005, respectively, our subsidiaries involved in originating or acquiring mortgage loans have made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. Generally, while neither the bondholders in the securitization transactions nor the purchasers of whole loans have recourse to us in the event that the transferred loans do not perform as expected, such parties do have recourse to us in the event of a breach of any such representations and warranties, and in the case of whole loan sales, if a borrower fails to make one or more of the first loan payments due on the loan. Specifically, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the documents evidencing the transfer of the mortgage loans and such defaulted loans. Additionally, in the context of whole loan sales, our subsidiaries are subject to premium recapture expenses. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to purchasers of previously sold loans that are repaid within a specified period subsequent to sale. From time to time, we have been required to repurchase loans that we sold.

The Company maintains a liability reserve for its repurchase agreement and premium recapture obligations. The reserve is increased through charges to the gain (loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. As of December 31, 2006, this reserve balance was $23.5 million. During 2006, we recorded provisions of $40.8 million and charge-offs of $29.7 million to this reserve.

General Partner and Managing Member Interests

The hedge funds and other partnerships that we manage through subsidiaries as general partner or managing member had $2.8 million of liabilities as of December 31, 2006, primarily margin debt, not reflected on our balance sheet. We believe that our maximum potential exposure to a catastrophic loss (defined for these purposes as a 40% decline in the asset value of each partnership) would not exceed the value of our investment in these entities.

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

In December 2005, the Company made a decision to reposition its MBS portfolio to eliminate a negative interest spread on much of the portfolio. This decision marked a change in the Company’s intent to hold securities in its MBS portfolio that have unrealized loss positions until a recover in fair value occurs. Consequently, a determination was made that unrealized MBS portfolio losses as of December 31, 2005, should be considered other than temporary, necessitating recognition of a $197.8 million impairment charge relating to these losses for the year ended December 31, 2005. During, 2006, the Company sold $7.6 billion of securities from the portfolio held at December 31, 2005, and subsequently during the year began to reinvest capital in the MBS portfolio. As of December 31, 2006, the fair value of investments in the mortgage-backed securities portfolio totaled $6.9 billion and the net unrealized gain with respect to these investments was $4.8 million.

Regarding the Company’s investments in marketable equity securities, as part the assessments performed at each reporting period during 2006, the Company recorded other than temporary impairment write downs of $63.3 million. These write downs related primarily to investments in the non-prime mortgage sector. As of December 31, 2006, the Company’s investments in marketable equity securities totaled $90.7 million and the net unrealized gain recorded in other comprehensive income and loss with respect to these investments was $7.8 million.

Accounting for Mortgage Loans Held-for-Sale

Mortgage loans originated by First NLC and other purchased loans that the Company intends to sell to third parties are classified as held for sale and are carried at the lower of cost or market value.

Mortgage loans purchased by MHC from third parties and loans originated by First NLC that the Company intends to hold for investment in its REIT portfolio are classified as held for investment and carried at amortized cost basis. If a determination is made, based on changes to the Company’s investment strategy, to sell a loan classified as held for investment, the loan will be reclassified to held for sale and carried at the lower of cost or market value.

As of September 30, 2006, the Company made a decision to reclassify the securitized mortgage loan portfolio held at the REIT from held for investment to held for sale. As a result of this change, the Company recorded its investment in these loans at the lower of cost or market, and consequently recognized $149.8 million in write-downs during 2006. The change in intent is primarily based on the strategy to redeploy the capital invested in the portfolio more rapidly to investments with higher earnings potential than if the portfolio were held to maturity. As of December 31, 2006, the net carrying value of the securitized loans held for sale was $4.4 billion.

In determining the lower-of-cost or market value of the securitized mortgage loans held for sale, the Company considers various factors affecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. The Company utilizes the present value of expected cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance, in determining the value of the portfolio. The Company also considers that these loans are collateral for securitization borrowings; therefore, taking into consideration the impact of any sale of the loan portfolio on the securitization borrowings, the related cash flows and the overall value of the residual interests in the securitization transactions that have been retained by the Company. Significant assumptions used by the Company in determining this value are supported by comparison to available market data for similar portfolios and transactions as well as a third party valuation of the residual interests in the securitization transactions.

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

For non-securitized mortgage loans held for sale by First NLC, the Company determines fair value based on third party pricing quotes when available, current investor commitments and/or requirements for loans of similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. Such models incorporate aggregated characteristics of groups of loans including, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

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

The Company did not complete any securitizations in 2006 and, except for securitizations accounted for as financings, did not hold any retained interests in securitizations as of December 31, 2006.

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

The Company evaluates its investments in private equity securities and its restricted investments in publicly traded securities at each reporting date or more frequently when economic or market concerns warrant such evaluation. In evaluating these investments for other than temporary impairment consideration is given to the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As part the assessments performed at each reporting period during 2006, for investments carried at cost, the Company recorded other than temporary impairment write downs of $13.9 million. These write downs related primarily to investments in the non-prime mortgage sector. As of December 31, 2006, the Company’s investments in equity securities accounted for under the cost method investments totaled $52.7 million.

Goodwill and Other Intangible Assets

We account for our intangible assets consisting of goodwill recorded as a result of the merger with FBR Asset ($108 million) and acquisition of First NLC ($54.7 million) (see Note 4), a broker relationship intangible ($10.8 million) recorded in connection with the First NLC acquisition, and an intangible related to acquired mutual fund management contracts ($11 million) (see Note 7) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, the goodwill recorded is not amortized but is tested at least annually for impairment. The values of acquired management contracts and broker relationships are amortized in proportion to their expected economic benefit of 15 years and 10 years, respectively, and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

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

Hedging Activities

In the normal course of the Company’s operations and to hedge the interest rate risk associated with its short-and long-term borrowings, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended. These instruments include interest rate caps, Eurodollar futures contracts, and interest rate swaps. In general, certain of these derivatives have qualified for hedge accounting treatment, and are accounted for as cash flow hedges. These derivatives are intended to provide income and cash flow to offset potential for reduced net interest income and cash flow under certain interest rate environments.

A key element to qualify for hedge accounting is the maintenance of adequate documentation of the hedging relationship and the Company’s risk management objective and strategy for undertaking the hedge. To qualify, on the date a derivative instrument agreement is entered into, the derivative and its hedging relationship are identified, designated and documented.

In accounting for such derivatives as cash flow hedges, the fair values of the Company’s derivative instruments are included on the consolidated balance sheets. To the extent these hedges are effective, changes in the fair value of derivative instruments are reported in accumulated other comprehensive income and reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows. Changes in the fair value of derivative instruments related to hedge ineffectiveness and activity not qualifying for hedge treatment are recorded in current period earnings. As of December 31, 2006, the Company recorded deferred losses of $26.9 million related to cash flow hedges in other comprehensive income and loss. If these derivatives failed to qualify as cash flow hedges the total amount deferred would be recorded to earnings.

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

When hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value, until terminated. The effective position previously recorded remains in accumulated other comprehensive income and continues to be reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows; however, changes in the fair value of an ineffective hedge subsequent to the date it was determined to be ineffective is recognized in the current period earnings.

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

The non-REIT subsidiaries of FBR Group elected to be treated as taxable REIT subsidiaries, and are subject to normal corporate income taxes. The financial statements include a provision for current and deferred taxes on the book income of our taxable REIT subsidiaries. The taxable REIT subsidiaries, including FBR TRS Holdings, Inc. and FBR Capital Markets, elected to file consolidated Federal income tax returns. We have endeavored to treat all transactions and shared expenses between the REIT and our taxable REIT subsidiaries at arms-length. There are no distribution requirements applicable to the taxable REIT subsidiaries, and after-tax earnings may be retained.

Deferred tax assets and liabilities for our taxable REIT subsidiaries represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more likely than not that they will not be realized. As of December 31, 2006, the Company had net deferred tax assets of $21 million, including a valuation allowance of $4.1 million.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”. This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Based on its current activities, the Company does not expect that adoption of SFAS 155 will have a material effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Adoption of SFAS 156 is required for financial periods beginning after September 15, 2006. Based on its current activities, the Company does not expect the standard to have a material impact on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). This Statement is effective for the fiscal years that beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of adoption of SFAS 159.

In July 2006, the FASB released FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of adoption of FIN 48.

In June 2005, the FASB ratified the consensus reached by the EITF on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 presumes that a general partner controls a limited partnership, and should therefore consolidate a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making. The Company adopted EITF 04-5 effective January 1, 2006. Adoption of this guidance did not have an impact on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108. Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The implementation of SAB 108 did not have an impact on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 of this Form 10-K—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a subsequent section of this report. See “Index to Consolidated Financial Statements of Friedman, Billings, Ramsey Group, Inc.” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, our company carried out an evaluation, under the supervision and with the participation of our company’s management, including our company’s principal executive officer, Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon that evaluation, Eric F. Billings and Kurt R. Harrington concluded that our company’s disclosure controls and procedures as of December 31, 2006 are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

There has been no change in our company’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information will be provided under the headings “Proposal 1—Election of Directors,” “Corporate Governance—Executive Officers of the Company,” “—Director Candidate Recommendations and Nominations by Shareholders,” “—Committee Responsibilities and Meetings” and “Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

We have not adopted a code of ethics that applies only to our principal executive officer, principal financial officer and principal accounting officer, because our Statement of Business Principles is broadly written to cover these officers and their activities. Shareholders may view our Statement of Business Principles, as well as other corporate governance materials on our Internet web site at http://www.fbr.com under Corporate Governance. Information on or connected to our Internet web site shall not be considered a part of or incorporated by reference into this Form 10-K. A copy of Statement of Business Principles, as well as other corporate governance materials, may also be obtained free of charge by submitting a written request to the Corporate Secretary, Friedman, Billings, Ramsey Group, Inc., 1001 Nineteenth Street North, Arlington, Virginia 22209.

Because our Class A common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of July 8, 2006. In addition, we have filed, as exhibits to the Annual Report on Form 10-K, the certifications of our principal executive officer and our principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

ITEM 11. EXECUTIVE COMPENSATION

This information will be provided under the headings “Compensation Committee Interlocks and Insider Participation,” “Directors and Management Compensation” and “Compensation Discussion and Analysis” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

This information will be provided under the headings “Security Ownership—Equity Compensation Plans” “—Security Ownership of Management” and “—Security Ownership of Certain Beneficial Owners” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be provided under the headings “Transactions with Related Persons and Review, Approval or Ratification of Transactions with Related Persons” and “Corporate Governance—Independence of our Board of Directors” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under those headings is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be provided under the heading “Principal Auditor Fees and Services” in our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The Friedman Billings Ramsey Group, Inc. consolidated financial statements for the year ended December 31, 2006, filed as part of this Form 10-K, are incorporated by reference into this Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)

•	Consolidated Balance Sheets—Years ended 2006 and 2005 (page F-4)

•	Consolidated Statements of Operations—Years ended 2006, 2005 and 2004 (page F-5)

•	Consolidated Statements of Changes in Shareholder’s Equity—Years ended 2006, 2005 and 2004 (page F-6)

•	Consolidated Statements of Cash Flows—Years ended 2006, 2005 and 2004 (page F-7)

•	Notes to Consolidated Financial Statements (page F-8)

(2) Financial Statement Schedules. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Title
2.01	Agreement and Plan of Merger dated as of November 14, 2002, by and among the Registrant, FBR Asset Investment Corporation and Forest Merger Corporation (incorporated by reference to Annex A to the joint proxy statement/prospectus which is a part of Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-101703))

3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003).

3.02	Amended and Restated Bylaws (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003).

4.01	Form of Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.02	Form of Senior Indenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.03	Form of Senior Debt Security (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.04	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.05	Form of Subordinated Debt Security (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (File No. 333-107731)).

10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement filed on April 29, 2004).*

Exhibit Number	Exhibit Title
10.02	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107)).*

10.03	FBR Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.03 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).*

10.04	Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107)).*

10.05	Key Employee Incentive Plan (incorporated by reference to Exhibit 10.08 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107)).*

10.06	Agreement between Friedman Billings Ramsey Group, Inc., FBR Capital Management, Inc., Orkney Holdings, Inc., Friedman, Billings, Ramsey Investment Management, Inc. and Chevy Chase Bank, F.S.B. (incorporated by reference to Exhibit 10.09 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.07	Securities Purchase Agreement, dated as of January 10, 2005, by and among Friedman, Billings, Ramsey Group, Inc., FNLC Financial Services, Inc., NLC Financial Services, LLC, Neal S. Henschel, Jeffrey M. Henschel, Benjamin Henschel, Andrew Henschel and Sun Mortgage Partners, L.P. (incorporated by reference to Exhibit 10.08 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.08	Credit Agreement, dated as of July 21, 2005, among the Registrant, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2005).

10.09	Credit Agreement, dated as of October 20, 2006, among the Registrant and JP Morgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities, Inc., as Sole Lead Arranger and Sole Bookrunner, Calyon New York Branch, as Syndication Agent (incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q filed on November 9, 2006).

10.10	Letter Agreement, dated as of June 22, 2006, by and among the Registrant, FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2006).

10.11	Contribution Agreement, dated July 20, 2006, by and between FBR TRS Holdings, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2006).

10.12	Corporate Agreement, dated July 20, 2006, by and between FBR Capital Markets Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2006).

10.13	Management Services Agreement, dated as of July 20, 2006, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2006).*

10.14	Services Agreement, dated as of July 20, 2006, by and between Friedman, Billings, Ramsey Group, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 26, 2006).

10.15	Tax Sharing Agreement, dated as of July 20, 2006, by and between the FBR TRS Holdings, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 26, 2006).

Exhibit Number	Exhibit Title
10.16	Trademark License Agreement, dated as of July 20, 2006, by and between Friedman, Billings, Ramsey Group, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 26, 2006).

10.17	Investment Agreement, dated as of July 19, 2006, by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC and FBR Capital Markets Corporation and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 26, 2006).

10.18	Governance Agreement, dated as of July 20, 2006, by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC, FBR TRS Holdings, Inc. and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on July 26, 2006).

10.19	Voting Agreement, dated as of July 20, 2006, by and among by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC, FBR Capital Markets Corporation, FBR TRS Holdings and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on July 26, 2006).

10.20	Professional Services Agreement, dated as of July 20, 2006, by and between Crestview Advisors L.L.C. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on July 26, 2006).*

10.21	Registration Rights Agreement, dated as of July 20, 2006, by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on July 26, 2006).

10.22	Stock Option Agreement, dated as of July 20, 2006, by and between FBR Capital Markets Corporation and Forest Holdings LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on July 26, 2006).

10.23	Stock Option Agreement, dated as of July 20, 2006, between FBR Capital Markets Corporation and Forest Holdings (ERISA) LLC (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on July 26, 2006).

10.24	FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on July 26, 2006).*

10.25	Form of FBR Capital Markets Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on July 26, 2006).*

10.26	Form of FBR Capital Markets Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on July 26, 2006).*

10.27	FBR Capital Markets Corporation 2007 Employee Stock Purchase Plan.*†

11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8 and Note 2 to the Registrant’s Consolidated Financial Statements on page F-18).

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.†

21.01	List of Subsidiaries of the Registrant.†

23.01	Consent of PricewaterhouseCoopers LLP.†

24.01	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)†

Exhibit Number	Exhibit Title
31.01	Section 302 Certification of Chief Executive Officer.†

31.02	Section 302 Certification of Chief Financial Officer.†

32.01	Section 906 Certification of Chief Executive Officer.†

32.02	Section 906 Certification of Chief Financial Officer.†

*	Management agreement or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN BILLINGS RAMSEY GROUP, INC.

Date: March 1, 2007	By:	/S/ ERIC F. BILLINGS
Eric F. Billings Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/S/ KURT R. HARRINGTON KURT R. HARRINGTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/S/ ROBERT J. KIERNAN ROBERT J. KIERNAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

/S/ DANIEL J. ALTOBELLO DANIEL J. ALTOBELLO	Director	March 1, 2007

/S/ PETER A. GALLAGHER PETER A. GALLAGHER	Director	March 1, 2007

/S/ STEPHEN D. HARLAN STEPHEN D. HARLAN	Director	March 1, 2007

/S/ RUSSELL C. LINDNER RUSSELL C. LINDNER	Director	March 1, 2007

/S/ RALPH S. MICHAEL III RALPH S. MICHAEL III	Director	March 1, 2007

/S/ W. RUSSELL RAMSEY W. RUSSELL RAMSEY	Director	March 1,2007

/S/ WALLACE L. TIMMENY WALLACE L. TIMMENY	Director	March 1, 2007

/S/ JOHN T. WALL JOHN T. WALL	Director	March 1, 2007

FINANCIAL STATEMENTS OF FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

Index to Friedman, Billings Ramsey Group, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Friedman, Billings, Ramsey Group, Inc.:

We have completed integrated audits of Friedman, Billings, Ramsey Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

February 27, 2007

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$189,956	$238,615
Restricted cash	132	6,101
Receivables:
Due from servicer	64,740	129,578
Interest	68,981	83,614
Other	83,528	46,327
Investments:
Mortgage-backed securities, at fair value	6,870,661	8,002,561
Loans held for investment, net	—	6,841,266
Loans held for sale, net	5,367,934	963,807
Long-term investments	185,492	347,644
Reverse repurchase agreements	—	283,824
Trading securities, at fair value	18,180	1,032,638
Due from clearing broker	28,999	71,065
Derivative assets, at fair value	36,875	70,636
Goodwill	162,765	162,765
Intangible assets, net	21,825	26,485
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $36,841 and $24,295, respectively	44,111	46,382
Prepaid expenses and other assets	208,339	82,482

Total assets	$13,352,518	$18,435,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$202	$150,547
Commercial paper	3,971,389	6,996,950
Repurchase agreements	3,059,330	2,698,619
Derivative liabilities, at fair value	44,582	31,952
Dividends payable	8,743	34,588
Interest payable	12,239	12,039
Accrued compensation and benefits	57,227	82,465
Accounts payable, accrued expenses and other liabilities	81,819	82,576
Temporary subordinated loan payable	—	75,000
Securitization financing, net	4,486,046	6,642,198
Long-term debt	324,453	324,686

Total liabilities	12,046,030	17,131,620

Minority Interest	135,443	—
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 161,487,096 and 159,373,483 shares issued, respectively	1,615	1,594
Class B Common Stock $0.01 par value, 100,000,000 shares authorized 13,225,249 and 13,480,249 shares issued and outstanding, respectively	132	135
Additional paid-in capital	1,562,497	1,547,128
Employee stock loan receivable including accrued interest (1,600 and 551,342 shares, respectively)	(12)	(4,018)
Deferred compensation	—	(15,602)
Accumulated other comprehensive loss, net of taxes	(15,136)	(977)
Accumulated deficit	(378,051)	(224,090)

Total shareholders’ equity	1,171,045	1,304,170

Total liabilities and shareholders’ equity	$13,352,518	$18,435,790

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Investment banking:
Capital raising	$190,187	$356,753	$398,183
Advisory	24,148	17,759	30,115
Institutional brokerage:
Principal transactions	5,814	17,950	20,444
Agency commissions	101,009	82,778	89,650
Mortgage trading interest	51,147	30,859	—
Mortgage trading net investment loss	(3,301)	(3,820)	—
Asset management:
Base management fees	20,093	30,348	28,307
Incentive allocations and fees	1,327	1,929	10,940
Principal investment:
Interest	594,879	549,832	350,691
Net investment (loss) income	(184,552)	(239,754)	101,973
Dividends	14,551	36,622	14,644
Mortgage Banking:
Interest	88,662	78,007	—
Net investment income	83,786	13,741	—
Other	20,154	22,302	7,155

Total revenues	1,007,904	995,306	1,052,102
Interest expense	611,800	546,313	164,156
Provision for loan losses	15,740	14,291	—

Revenues, net of interest expense and provision for loan losses	380,364	434,702	887,946

Non-interest expenses:
Compensation and benefits	309,065	331,492	323,524
Professional services	59,722	66,550	50,467
Business development	42,150	46,648	44,955
Clearing and brokerage fees	11,820	8,882	9,123
Occupancy and equipment	50,051	34,044	14,458
Communications	24,398	20,634	13,959
Other operating expenses	89,377	70,679	22,740

Total non-interest expenses	586,583	578,929	479,226

Operating (loss) income	(206,219)	(144,227)	408,720
Other income:
Gain on sale of subsidiary shares	121,511	—	—

Net (loss) income before taxes and minority interest	(84,708)	(144,227)	408,720
Income tax (benefit) provision	(14,682)	26,683	59,161
Minority interest in loss of consolidated subsidiary	(2,751)	—	—

Net (loss) income	$(67,275)	$(170,910)	$349,559

Basic (loss) earnings per share	$(0.39)	$(1.01)	$2.09

Diluted (loss) earnings per share	$(0.39)	$(1.01)	$2.07

Dividends declared per share	$0.50	$1.22	$1.53

Basic weighted average shares outstanding	171,667,179	169,333,013	167,099,326

Diluted weighted average shares outstanding	171,667,179	169,333,013	168,489,578

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Compre- hensive Income (Loss)
Balances, December 31, 2003	141,021,320	$1,410	25,872,099	$259	$1,443,228	$(8,277)	$(2,203)	$60,505	$59,417	$1,554,339

Net income	—	—	—	—	—	—	—	—	349,559	349,559	$349,559
Conversion of Class B shares to Class A shares	942,500	10	(942,500)	(10)	—	—	—	—	—	—
Issuance of Class A common stock	2,003,385	20	—	—	40,003	—	(14,660)	—	—	25,363
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	3,796	—	—	—	3,796
Interest on employee stock purchase and loan plan	—	—	—	—	409	(409)	—	—	—	—
Other comprehensive income:
Net Change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $1,978)	—	—	—	—	—	—	—	(76,392)	—	(76,392)	(76,392)
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(22,275)	—	(22,275)	(22,275)

Comprehensive income											$250,892

Dividends	—	—	—	—	—	—	—	—	(255,866)	(255,866)

Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

Net loss	—	—	—	—	—	—	—	—	(170,910)	(170,910)	$(170,910)
Conversion of Class B shares to Class A shares	11,449,350	114	(11,449,350)	(114)	—	—	—	—	—	—
Issuance of Class A common stock	3,956,928	40	—	—	63,211	—	1,261	—	—	64,512
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	1,149	—	—	—	1,149
Interest on employee stock purchase and loan plan	—	—	—	—	277	(277)	—	—	—	—
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $1,978)	—	—	—	—	—	—	—	39,481	—	39,481	39,481
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(2,296)	—	(2,296)	(2,296)

Comprehensive income (loss)											$(133,725)

Dividends	—	—	—	—	—	—	—	—	(206,290)	(206,290)

Balances, December 31, 2005	159,373,483	$1,594	13,480,249	$135	$1,547,128	$(4,018)	$(15,602)	$(977)	$(224,090)	$1,304,170

Net loss	—	—	—	—	—	—	—	—	(67,275)	(67,275)	$(67,275)
Reclassification of deferred compensation to additional paid-in capital	—	—	—	—	(15,602)	—	15,602	—	—
Conversion of Class B shares to Class A shares	255,000	3	(255,000)	(3)	—	—	—	—	—	—
Issuance of Class A common stock	1,858,613	18	—	—	20,793	—	—	—	—	20,811
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	4,203	—	—	—	4,203
Interest on employee stock purchase and loan plan	—	—	—	—	197	(197)	—	—	—	—
Stock compensation expense for stock options and employee stock purchase plan	—	—	—	—	4,976	—	—	—	—	4,976
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $458)	—	—	—	—	—	—	—	10,463	—	10,463	10,463
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(24,622)	—	(24,622)	(24,622)

Comprehensive income (loss)											$(81,434)

Other	—	—	—	—	5,005	—	—	—	—	5,005
Dividends	—	—	—	—	—	—	—	—	(86,686)	(86,686)

Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$—	$(15,136)	$(378,051)	$1,171,045

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(67,275)	$(170,910)	$349,559
Non-cash items included in earnings—
Gain on sale of subsidiary stock	(121,511)	—	—
Lower of cost or market write-down for securitized mortgage loans	149,691	—	—
Unrealized and realized losses (gains) from investments	40,263	256,706	(107,152)
Premium amortization on mortgage-backed securities and loans held for investment	35,712	85,456	78,777
Derivative contracts marked-to-market	11,956	(5,127)	(1,910)
Amortization of premium on interest rate cap	11,055	—	—
Depreciation and amortization	18,116	14,163	5,765
Income tax provision-deferred	(14,645)	(8,212)	(6,689)
Loan provisions	59,546	33,202	—
Minority interest in loss of consolidated subsidiary	(2,751)	—	—
Other	15,748	(6,116)	192
Changes in operating assets:
Receivables—
Due from servicer	64,838	(128,745)	—
Interest receivable	14,634	(33,770)	(1,650)
Other	(25,447)	(22,756)	(5,935)
Due from clearing broker	42,065	24,182	(5,307)
Origination and purchases of loans held for sale, net of fees	(7,604,602)	(5,020,507)	—
Cost basis on sale and principal repayments of loans held for sale	7,233,744	4,451,045	—
Trading securities	995,123	(1,024,894)	(2,812)
Prepaid expenses and other assets	(15,971)	11,765	(17,856)
Reverse repurchase agreements related to broker-dealer activities	147,918	(147,918)	—
Changes in operating liabilities:
Trading account securities sold but not yet purchased	(150,345)	133,371	7,651
Repurchase agreements related to broker-dealer activities, net	(929,363)	929,363	—
Accounts payable and accrued expenses	(29,003)	(35,527)	56,527
Accrued compensation and benefits	(22,457)	(31,470)	30,317

Net cash (used in) provided by operating activities	(142,961)	(696,699)	379,477

Cash flows from investing activities:
Purchases of mortgage-backed securities	(7,924,138)	(1,971,957)	(7,574,376)
Proceeds from sales of mortgage-backed securities	8,165,979	1,394,261	2,212,817
Receipt of principal payments on mortgage-backed securities	892,101	3,965,138	4,212,133
Proceeds (purchases) of reverse repurchase agreements, net	135,902	47,469	(183,375)
Purchases of long-term investments	(49,479)	(72,145)	(208,464)
Proceeds from sales of long-term investments	208,648	94,602	190,111
Purchases and originations of loans held for investment, including loans reclassified to held for sale	(1,289)	(7,646,625)	—
Receipt of principal payments from loans held for investment, including loans reclassified to held for sale	2,108,137	751,506	—
Proceeds from sales of loans held for investment reclassified to held for sale	351,662	99,159	—
Proceeds from sales of real estate owned	36,155	—	—
Purchases of fixed assets	(11,571)	(32,025)	(15,860)
Proceeds from disposals of fixed assets	—	—	22
Purchase of First NLC Financial Services, LLC, net of cash	—	(64,912)	—

Net cash provided by (used in) investing activities	3,912,107	(3,435,529)	(1,366,992)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	195,000	72,500
Repayments of long-term debt	(970)	(970)	—
(Proceeds from/repayments of) repurchase agreements, net	1,290,432	(2,181,478)	(1,628,107)
(Repayments of) proceeds from commercial paper, net	(3,025,561)	(297,999)	2,901,984
Repayments of temporary subordinated loan	(75,000)	(200,000)	—
Proceeds from temporary subordinated loan	—	275,000	—
Proceeds from sale of subsidiary stock, net of issuance costs	259,738	—	—
Dividends paid	(112,774)	(237,333)	(249,731)
Proceeds from issuance of common stock	4,700	5,632	18,756
Proceeds from securitization financing, net	34,782	7,140,458	—
Repayments of securitization financing	(2,197,355)	(512,376)	—
Payments for purchases of derivatives with financing element	—	(62,371)	—
Proceeds from the issuance of derivatives with financing element	—	21,760	—
Proceeds from repayment of employee stock loan receivable	4,203	1,149	3,796

Net cash (used in) provided by financing activities	(3,817,805)	4,146,472	1,119,198

Net (decrease) increase in cash and cash equivalents	(48,659)	14,244	131,683
Cash and cash equivalents, beginning of year	238,615	224,371	92,688

Cash and cash equivalents, end of year	$189,956	$238,615	$224,371

Supplemental Cash Flow Information:
Cash payments for interest	$632,048	$543,185	$148,391
Cash payments for taxes	$7,897	$50,622	$64,722

Note:	See Note 16 for supplemental cash flow information, non-cash transactions.

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

FBR TRS Holdings, a Virginia corporation, is a holding Company of which the principal operating subsidiaries are FBR Capital Markets Corporation (FBR Capital Markets), FBR Investment Services, Inc. (FBRIS), Money Management Advisors, Inc. (MMA), FBR Bancorp, Inc. (FBR Bank) and FNLC Financial Services, Inc. (FNLC). FBR Capital Markets, a Virginia corporation formed in 2006, is a holding Company of which the principal operating companies are Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM) and FBR Fund Advisers, Inc. (FBRFA). As a result of a July 2006 private equity offering (see Note 3), FBR Capital Markets is a majority-owned subsidiary of FBR TRS Holdings.

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

In December 2004, FBR formed FNLC to assist in the acquisition of First NLC Financial Services, LLC (First NLC). In February 2005, the Company consummated the acquisition of First NLC (see Note 4). First NLC originates, acquires, underwrites and funds non-conforming mortgage loans secured primarily by single-family residences, then sells those loans to institutional loan purchasers or to MHC for retention in the Company’s mortgage loan portfolio.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

With the acquisition of First NLC and the formation of MHC, the Company’s real-estate related investment portfolio includes non-conforming mortgage loans. The Company originates, acquires, finances and sells non-conforming mortgage loans. Non-conforming mortgage loans include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac or Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds conforming underwriting guidelines. The Company finances these investments through warehouse repurchase agreements and issuance of long-term asset-backed securities.

The Company invests in MBS and mortgage loans that, together with the Company’s other real estate-related assets represent qualifying REIT assets under the U.S. federal tax code. The portfolio of residential mortgage-backed assets is managed to provide a risk-adjusted return on capital. The Company principally invests in adjustable-rate MBS of varying initial fixed periods in order to maintain a low effective duration. The Company finances these investments primarily by entering into repurchase agreements with broker dealers and through Georgetown Funding, LLC, an asset-backed commercial paper program that it administers. The Company also invests in merchant banking opportunities, including equity securities, mezzanine debt and senior loans.

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

The Company’s revenues from investment banking, incentive allocations or fees from asset management, and principal investment activities, are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income (loss) and revenues in any particular period may vary significantly from period to period and year to year.

The financial services industry continues to be affected by a competitive environment. In order to compete in this increasingly competitive environment, the Company continually evaluates its businesses across varying

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

market conditions for profitability and alignment with long-term strategic objectives, including the diversification of revenue sources. The Company believes that it is important to diversify and strengthen its revenue base by increasing the segments of its business that offer a recurring and more predictable source of revenue.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2006, 2005, and 2004, investment banking revenue accounted for 56.3%, 86.2%, and 48.2%, respectively, of the Company’s net revenue.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of December 31, 2006, approximately 31%, 13%, 7% and 6% of the properties were located in California, Florida, Illinois, and New York, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as well as variable interest entities where the Company is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities an Interpretation of ARB No. 51”. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current year’s presentation.

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2006 and 2005, approximately 58% and 61%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other government securities backed by the U.S. government.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Restricted Cash

Restricted cash includes amounts required to be held as collateral for certain commercial paper arrangements and cash held in escrow for borrowers related to the origination of mortgage loans. The cash held in escrow for borrowers are used to pay taxes and insurance premiums on behalf of the borrowers pending sale of the related loans.

Mortgage Loans Held-for-Sale

Mortgage loans originated by First NLC and other purchased loans that the Company intends to sell to third parties are classified as held for sale and are carried at the lower of cost or market value.

Mortgage loans purchased by MHC from third parties and loans originated by First NLC that the Company intends to hold for investment in its REIT portfolio are classified as held for investment and carried at amortized cost basis. If a determination is made, based on changes to the Company’s investment strategy, to sell a loan classified as held for investment, the loan will be reclassified to held for sale and carried at the lower of cost or market value.

In determining the lower-of-cost or market value of the securitized mortgage loans held for sale, the Company considers various factors affecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. The Company utilizes the present value of expected cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance, in determining the value of the portfolio. The Company also considers that these loans are collateral for securitization borrowings; therefore, taking into consideration the impact of any sale of the loan portfolio on the securitization borrowings, the related cash flows and the overall value of the residual interests in the securitization transactions that have been retained by the Company. Significant assumptions used by the Company in determining this value are supported by comparison to available market data for similar portfolios and transactions as well as a third party valuation of the residual interests in the securitization transactions.

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

For non-securitized mortgage loans held for sale by First NLC, the Company determines fair value based on third party pricing quotes when available, current investor commitments and/or requirements for loans of similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. Such models incorporate aggregated characteristics of groups of loans including, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

Securitizations

From time to time, the Company issues asset-backed securities through securitization trusts to fund a portion of the Company’s mortgage loan portfolio. Although these securitizations are structured legally as sales, the Company accounts for the securitizations as either “sales” or “financing” transaction, depending on the structure

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

of the securitization, in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). The transfers of loans are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when (1) the loan has been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loan, and (3) the Company does not maintain effective control over the transferred loan through either (a) an agreement that both entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return the specific loan. For the sales securitizations, the Company derecognizes the loans transferred into the securitization and records retained financial and servicing assets or liabilities, if any and recognizes gain or loss on sale from the transaction. For the financing securitizations, the trusts do not meet the various qualifying special purpose entity criteria under SFAS 140 and the Company has a continuing interest. Accordingly, the Company records the loans held as collateral as assets and the asset-backed securities as debt liabilities.

When the Company sells mortgage loans in securitizations, it may retain one or more residual interests in the securitization receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Fair value is determined based on quoted market prices, if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

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

Investments in proprietary investment funds including hedge, private equity and venture funds, in which FBR is the general partner or has a significant limited partner interest, managing member or manager, are accounted for similar to the equity method and the Company’s proportionate share of income or loss (income allocation including realized and unrealized gains and losses) is reflected in net investment income on principal investments in the statements of operations.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Trading securities owned by the Company’s broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. The resulting realized and unrealized gains and losses are reflected in principal transactions in the statements of operations.

Realized gains and losses on sales of non-mortgage-backed securities are determined using the specific identification method. Realized gains and losses on mortgage-backed securities transactions are determined based on average cost. Declines in the value of available-for-sale investments below the Company’s cost basis that are determined to be other than temporary are reclassified from accumulated other comprehensive income (loss) and included in net investment income (loss) in the statements of operations. Declines in the value of cost method investments below the Company’s basis that are determined to be other than temporary are included in net investment income (loss) in the statement of operations.

Substantially all financial instruments used in the Company’s trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker- dealer price quotations. The fair value of the Company’s mortgage-backed securities is based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market transaction. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management, as discussed below.

In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. Similarly, the Company may receive and hold shares of the issuing companies. For restricted warrants and shares, including private company warrants and shares, these investments by their nature, have limited or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value may be made if there are third-party transactions evidencing a change in value. Downward adjustments also may be made, in the absence of third-party transactions, if the Company determines based on valuation models and estimates that the expected realizable value of the investment is less than the carrying value. In reaching that determination, the Company may consider factors such as, but not limited to, the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. The Company values warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an option valuation model.

Hedging Activities

In the normal course of the Company’s operations and to hedge the interest rate risk associated with its short- and long-term borrowings, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (SFAS 133). These instruments include interest rate caps, Eurodollar futures contracts, and interest rate swaps. Certain of these derivatives have qualified for hedge accounting treatment, and are accounted for as cash flow hedges. These derivatives are intended to provide income and cash flow to offset the potential for reduced net interest income and cash flow under certain interest rate environments.

A key element to qualify for hedge accounting is the maintenance of adequate documentation of the hedging relationship and the Company’s risk management objective and strategy for undertaking the hedge. To qualify, on the date a derivative instrument agreement is entered into, the derivative and its hedging relationship are identified, designated and documented.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

In accounting for such derivatives as cash flow hedges, the fair values of the Company’s derivative instruments are included on the consolidated balance sheets. To the extent these hedges are effective, changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified to earning in the periods in which the earnings are affected by the hedged cash flows. Changes in the fair value of the derivative instruments related to hedge ineffectiveness and activity not qualifying for hedge treatment are recorded in current period earnings.

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

When hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value, until terminated. The effective position previously recorded remains in accumulated other comprehensive income and continues to be reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows; however, changes in the fair value of an ineffective hedge subsequent to the date it was determined to be ineffective are recognized in the current period earnings.

If the hedged risk is extinguished or is not probable of occurring, the Company typically terminates any applicable hedges and recognizes any remaining unrealized gain (loss) included in the accumulated other comprehensive income (loss) balance to income or expense. However, if the Company continues to hold the derivatives, they continue to be recorded on the balance sheet at fair value with any changes being recorded to current period earnings.

Intangible Assets

The Company accounts for its intangible assets consisting of goodwill recorded as a result of the merger with FBR Asset and acquisition of First NLC (see Note 4), acquired mutual fund management contracts and broker relationships acquired in connection with the First NLC acquisition (see Note 4) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, the goodwill recorded is not amortized but is tested at least annually for impairment. The values of acquired management contracts and broker relationships are amortized in proportion to their expected economic benefit of 15 years and 10 years, respectively, and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Repurchase Agreements

Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be repurchased plus accrued interest.

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

Institutional Brokerage Agency and Principal Revenues

Agency commissions consist of commissions earned from executing the trade of stock exchange-listed securities and other transactions as an agent and principal transactions consist of sales credits and trading gains or losses from equity security transactions. Revenues generated from securities transactions and related commission income and expenses are recorded on a trade date basis.

Asset Management Revenues

The Company records two types of asset management revenue:

(1) Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment funds and mutual funds, based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s statements of operations.

(2) The Company also receives incentive income based upon the operating results of the funds. Incentive income represents a share of the gains in the investment, and is recorded in incentive allocations and fees in the statements of operations. The Company recognizes incentive income from the funds based on what would be due to the Company if the fund terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. The Company may therefore reverse previously recorded incentive allocation in future periods.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

Investment Funds

The Company’s subsidiary FBRIM, through various wholly-owned limited liability corporations is the general partner, managing member, or manager of various hedge and private equity funds. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a simple majority vote of the unaffiliated limited partners or non-managing members. Accordingly, the Company accounts for its investments in these entities similar to the equity method of accounting. The Company records allocations for its proportionate share of the earnings or losses (including realized and unrealized gains and losses) of the applicable hedge and private equity funds. Income or loss allocations are recorded in net investment income in the Company’s statements of operations. The funds record their investments at fair value with changes in fair value reported in the funds’ earnings at each reporting date. Accordingly, capital accounts at each reporting date include all applicable allocations of the funds’ realized and unrealized gains and losses.

Compensation

A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. SFAS 123R requires companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Pursuant to SFAS 123R, expense is recognized over the period during which employees are required to provide service. The expense is recorded using an estimated forfeiture of awards on the date of grant, rather than recognizing forfeitures as incurred as was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the modified prospective transition method, compensation cost is recognized after the date of adoption for the

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. In addition, under the modified prospective transition method, results for years ended December 31, 2005 and 2004 were not restated.

Adoption of SFAS 123R included the following changes to the presentation:

(a)	Prior to adopting SFAS 123R we presented the cash flows related to income tax deductions in excess of compensation cost recognized on stock issued under restricted stock vesting and stock options exercised during the period as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires excess benefits to be classified as financing cash flows.

(b)	In addition, as a result of adopting SFAS 123R, certain balance amounts associated with share-based compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no effect on our total equity. Effective January 1, 2006, deferred compensation (representing unearned costs of restricted stock awards) and Common stock issuable are presented on a net basis as a component of Additional paid-in capital.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Pursuant to SFAS 123, prior to the adoption of SFAS 123R in January 2006, the Company continued to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense was recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option.

Sales of Subsidiary Shares

The Company accounts for sales of stock by its subsidiaries in accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary” (SAB 51). Pursuant to SAB 51, the Company recognizes gains on issuances of subsidiary stock in the statement of operations.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	171,667	171,667	169,333	169,333	167,099	167,099
Stock options (in thousands)	—	—	—	—	—	1,391

Weighted average common and common equivalent shares outstanding	171,667	171,667	169,333	169,333	167,099	168,490

Net (loss) earnings applicable to common stock	$(67,275)	$(67,275)	$(170,910)	$(170,910)	$349,559	$349,559

(Loss) earnings per common share	$(0.39)	$(0.39)	$(1.01)	$(1.01)	$2.09	$2.07

As of December 31, 2006, 2005 and 2004, respectively, 2,925,643, 3,740,068 and 4,035,976 options to purchase shares of common stock were outstanding (each including 1,600, 551,342 and 711,343 shares, respectively, associated with the Employee Stock Purchase and Loan Plan that are treated as options). For the years ended December 31, 2006, 2005 and 2004, 2,924,043, 3,188,726 and 40,000 of outstanding options were anti-dilutive, respectively. See Note 13 for detail of total stock options outstanding

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (SFAS 155). This Statement will be effective beginning in the first quarter of 2007. Earlier adoption is permitted. The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. Based on its current activities, the Company does not expect that adoption of SFAS 155 will have a material effect on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” (SFAS 156) which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Adoption of SFAS 156 is required for financial periods beginning after September 15, 2006. Based on its current activities, the Company does not expect the standard to have a material impact on the consolidated financial statements.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). This Statement is effective for the fiscal years that beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of adoption of SFAS 159.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The implementation of SAB 108 did not have an impact on the consolidated financial statements.

Note 3. FBR Capital Markets Corporation Offering:

On July 20, 2006, the Company closed a private offering to institutional investors by its newly formed taxable REIT subsidiary, FBR Capital Markets, and a concurrent private placement by FBR Capital Markets to two affiliates of Crestview Partners, a New York-based private equity firm (Crestview). These transactions in the aggregate resulted in the sale of 18,000,000 shares of common equity for $270,000 by FBR Capital Markets. Cash proceeds to FBR Capital Markets, after deducting a placement fee payable to an affiliate of Crestview Partners with respect to the shares purchased by the Crestview affiliates and other costs, were $259,738. In connection with the transactions, the Company completed the contribution to FBR Capital Markets of the Company’s investment banking, institutional brokerage and research and asset management businesses, including the existing subsidiaries FBR & Co., FBRIL, FBRIM and FBR Fund Advisors. As a result of these transactions, the Company retains a beneficial 71.9% ownership interest in FBR Capital Markets, and will continue to consolidate FBR Capital Markets for financial reporting purposes.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

As part of these transactions, the Company and FBR Capital Markets entered into a series of agreements, including a contribution agreement, a corporate agreement, a services agreement, a management services agreement, a trademark license agreement and a tax sharing agreement. In addition, FBR Capital Markets and the Company entered into a series of agreements with affiliates of Crestview Partners, including an investment agreement, a governance agreement, a voting agreement, a registration rights agreement, a professional services agreement and option agreements to purchase additional shares. Pursuant to the option agreements, affiliates of Crestview may purchase up to 2,600,000 shares of FBR Capital Markets stock. Based on the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock,” and the terms and conditions of these options, they have been accounted for as permanent equity.

Note 4. First NLC Financial Services, LLC

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Identified intangible assets represent the fair value of First NLC’s broker relationships. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” this intangible asset will be amortized over an estimated useful life of ten years based on the economic depletion of this asset. The expected pre-tax amortization expense for the years ended December 31, 2007, 2008, 2009, 2010, and 2011 are estimated to be $2,304, $1,925, $1,612, $1,354 and $1,141 respectively. The total amount of goodwill represents the purchase price of First NLC in excess of the fair value of the net assets acquired. Under SFAS No. 142, goodwill is not amortized. Instead, this asset is required to be tested at least annually for impairment. Both the identified broker relationship intangible asset and the goodwill are deductible for tax purposes.

The following presents unaudited pro forma consolidated results for the year ended December 31, 2005 and 2004, as though the acquisition had occurred as of January 1, 2004.

	Year Ended December 31,
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

Note 5. Investments:

Institutional Brokerage Trading

In May 2005, the Company initiated certain fixed income trading activities primarily related to mortgage-backed, asset-backed and other structured securities, at its broker-dealer subsidiary FBR & Co. These activities continued through October 2006 when a decision was made to sell the Company’s positions and eliminate this trading desk. These activities included buying and selling mortgage-backed securities and other structured securities, in various financial transactions (which may include forward trades, dollar rolls and reverse repurchase transactions). The Company managed market risk associated with these securities positions primarily through forward purchases and sales of such securities. To accomplish this objective, the Company also used U.S. Treasury securities, agency debt securities, Eurodollar futures and options to buy or sell agency debt and mortgage-related securities. To manage institutional credit risk, the Company analyzed and monitored the financial condition and trading positions of all counterparties and established trading limits consistent with these reviews.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

In conjunction with its fixed income trading activity, the Company had entered into reverse repurchase agreements with mortgage originators and other third parties that hold mortgage loans and mortgage securities. There were no such outstanding reverse repurchase agreements as of December 31, 2006. As of December 31, 2005 the outstanding balance of these reverse repurchase agreements was $147,918 and the weighted average coupon was 3.75%.

The Company receives collateral under reverse repurchase agreements. In many instances, the Company is permitted to rehypothecate securities received as collateral. At December 31, 2005, the Company had received securities as collateral that can be repledged, delivered or otherwise used with a fair value of $147,918. Of these securities received as collateral, those with a fair value of $147,502 were delivered or repledged, generally as collateral under repurchase agreements or to cover securities sold but not yet purchased positions as of December 31, 2005.

The weighted average coupon for fixed income trading securities owned and for fixed income securities sold but not yet purchased were 5.29% and 4.43%, respectively, as of December 31, 2005. The Company funds investments in such trading activities with repurchase agreement borrowings (see Note 8). As of December 31, 2005, $963,772 of these securities were pledged as collateral for repurchase agreements all of which can be rehypothecated by the repurchase agreement counterparties.

	December 31,
	2006		2005
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Government agency-backed securities	$—	$—	$921,880	$—
Government securities	—	—	498	147,502
Asset-backed securities	—	—	43,372	—
Corporate bond securities	613	2	1,299	2,867
Corporate equity securities	17,567	200	65,589	178

	$18,180	$202	$1,032,638	$150,547

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Principal Investments

Mortgage-related securities and long-term investments consisted of the following as of:

	December 31, 2006	December 31, 2005
Mortgage-Backed Investments:
Mortgage-backed available for sale securities:
Fannie Mae	$3,343,756	$5,825,114
Freddie Mac	2,543,311	1,645,293
Ginnie Mae	35,949	154,193

	5,923,016	7,624,600
Private-label mortgage-backed securities(1)	944,955	362,837

Total mortgage-backed available for sale securities(2)	6,867,971	7,987,437
Mortgage-backed trading securities:
Fannie Mae	—	15,124
Freddie Mac	2,690	—

Total mortgage-backed trading securities	2,690	15,124

Total mortgage-backed securities	6,870,661	8,002,561

Mortgage Loans:
Loans held for investment, net(3)	—	6,841,266
Loans held for sale, net(4)	5,367,934	963,807

Total mortgage loans	5,367,934	7,805,073
Reverse repurchase agreements	—	283,824

Total mortgage-related investments	12,238,595	16,091,458

Long-term Investments
Merchant Banking:
Marketable equity securities	90,655	217,153
Non-public equity securities	50,233	54,388
Preferred equity investment	2,500	5,000
Other	—	1,438
Investments funds	26,121	41,977
Residual interest in securitization	—	14,577
Investment securities—marked to market	12,623	6,810
Other investments	3,360	6,301

Total long-term investments	185,492	347,644

Total mortgage-related and long-term investments	$12,424,087	$16,439,102

(1)	Private-label mortgage-backed securities held by the Company as of December 31, 2006 and December 31, 2005 were primarily rated A- or higher by Standard & Poors.
(2)	The Company’s MBS portfolio is comprised of adjustable-rate MBS, substantially all of which are Hybrid ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the available-for-sale portfolio at December 31, 2006 and 2005 was 6.05% and 4.04%, respectively.
(3)	The weighted-average coupon of the Company’s mortgage loan portfolio held for investment at December 31, 2005 was 7.27%. During 2006, the loans held for investment were reclassified to held for sale.
(4)	The weighted-average coupon of the Company’s mortgage loan portfolio held for sale at December 31, 2006 and 2005 was 7.46% and 8.62%, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Mortgage-Backed Securities and Long Term Investments

The Company’s available-for-sale securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS 115, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of December 31, 2006 and 2005 were:

	2006
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1):
Available-for-sale	$6,863,356	$12,805	$(8,190)	$6,867,971
Trading	2,690	—	—	2,690
Marketable equity securities	82,905	10,050	(2,300)	90,655

	$6,948,951	$22,855	$(10,490)	$6,961,316

(1)	The amortized cost of MBS includes net premium of $57,499 at December 31, 2006.

	2005
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(2)
Available-for-sale	$7,987,437	$—	$—	$7,987,437
Trading	15,120	4	—	15,124
Marketable equity securities	215,349	15,958	(14,154)	217,153

	$8,217,906	$15,962	$(14,154)	$8,219,714

(2)	The amortized cost of MBS includes unamortized discount of $77,531 at December 31, 2005.

The following table provides further information regarding the duration of unrealized losses as of December 31, 2006:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed Securities	$3,146,303	$(8,190)	$3,138,113	$—	$—	$—
Marketable equity securities	13,927	(2,300)	11,627	—	—	—

	$3,160,230	$(10,490)	$3,149,740	$—	$—	$—

During 2006, the Company evaluated its portfolio of mortgage-backed securities for impairment. Based on its evaluation, the Company determined that the unrealized losses on mortgage-backed securities are due to interest rate increases and are not related to credit quality issues. All of the mortgage-backed securities held by the Company with unrealized losses are either guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae or have an investment grade rating by Standard & Poors. The Company does not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments, and because the decline in market value is attributable to interest rate increases, and the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The Company also evaluated its portfolio of marketable equity securities for impairment. For each of the securities with unrealized losses, at each reporting period the Company reviewed the underlying cause for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on the severity and duration of certain of these unrealized losses, the Company recognized impairment losses on these investments because they are considered other-than-temporarily impaired. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $63,252, $57,290 and $1,180 of such other-than-temporary impairment losses in the statements of operations relating to marketable equity securities. Regarding the remaining two marketable equity securities in unrealized loss positions as of December 31, 2006, considering the limited severity and duration of these unrealized losses and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value to its cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006. We will continue to evaluate these investments at each reporting period end. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recognized as a loss in the statement of operations at the time the determination is made.

For investments carried at cost, except as noted herein, the Company did not identify any events or changes in circumstances that may have had a significant adverse affect on the fair value of these investments. During the years ended December 31, 2006, 2005 and 2004, the Company recorded impairment losses of $13,913, $17,162 and $-0-, respectively, in the statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments. The Company also recorded $2,500, $-0- and $2,500 impairment losses during 2006, 2005, and 2004 respectively, reflecting the Company evaluation of the estimated fair value of a preferred equity investment. These impairment losses were due to circumstances arising during the respective years that had an adverse effect on the fair values of these securities.

During 2006, the Company received $10,977,609 from sales of mortgage-backed securities resulting in gross gains and losses of $31,855 and $(8,618), respectively, and received $133,564 from sales of marketable equity securities resulting in gross gains and losses of $26,434 and $(12), respectively. Included in MBS sold in 2006 and the related gains and losses are $2,456,185 of MBS purchased and classified as trading during the year. The Company recognized realized gain of $13,733 on trading securities. During 2005, the Company received $1,395,013 from sales of mortgage-backed securities resulting in gross gains and losses of $704 and $(9,798), respectively, and received $60,503 from sales of marketable equity securities resulting in gross gains and losses of $20,936 and $(127), respectively. Included in MBS sold in 2005 and the related gains and losses are $410,396 of MBS purchased and classified as trading during the year. The Company recognized realized losses of $(1,194) on trading securities

As of December 31, 2006 and 2005, $6,441,886 and $7,864,567 (each representing fair value excluding principal receivable), respectively, of the mortgage-backed securities were pledged as collateral for repurchase agreements and commercial paper borrowings. In addition, $36,475 and $68,890, respectively, of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Accumulated Other Comprehensive Income (Loss)

The following provides detail of the amounts included in accumulated other comprehensive income (loss) and reclassified to earnings during the specified periods.

	Year ended December 31,
	2006	2005	2004
Beginning balance	$(977)	$(38,162)	$60,505
Net unrealized investment gains (losses) during the period:
Unrealized holding losses (gains), net of taxes	(17,128)	(221,296)	9,890
Reclassification adjustment for recognized losses (gains) included in net income, net of taxes	27,591	260,777	(86,281)
Net change in fair value related to cash flow hedging activities	1,418	20,152	(31,913)
Net reclassifications to earnings—cash flow hedging activities	(26,040)	(22,448)	9,637

Ending balance	$(15,136)	$(977)	$(38,162)

Mortgage Loans

During the year ended December 31, 2006, the Company made a determination in evaluating its investment strategy and its intent related to its held-for-investment mortgage loan portfolio that it no longer intends to hold this portfolio for investment. Accordingly, these loans were reclassified to held for sale. As a result of this change, in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” the Company recorded its investment in this loan portfolio at the lower of cost or market and for the year ended December 31, 2006, recognized a $149,823 write-down in the value of these loans.

Loans held for sale, net, was comprised of the following:

	December 31, 2006	December 31, 2005
Principal balance	$5,410,982	$969,491
Deferred origination costs, net and unamortized premiums	2,847	15,039
Allowance for lower of cost or market value	(45,895)	(20,723)

Loans held for sale, net	$5,367,934	$963,807

Mortgage loans 90 or more days past due totaled $557,136 and $188,744 as of December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006, the Company has reserved $30,720 for past due interest on such delinquent loans.

During 2005, the Company purchased mortgage insurance on a portion of mortgage loans. The mortgage insurance insures the Company against certain losses on the covered loans, and assists the Company in reducing its credit risk by lowering the effective loan-to-value ratios on the applicable mortgage loans. As of December 31, 2006, $635,045 in principal balance of mortgage loans held by the Company was covered by such mortgage insurance.

The Company finances its mortgage loan portfolio through warehouse repurchase agreements and securitization financing transactions, which are described in Note 8. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of December 31, 2006 and December 31, 2005.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Reverse Repurchase Agreements

Through Arlington Funding, LLC (Arlington Funding), a commercial paper conduit managed by the Company (see Note 8), the Company provides warehouse financing to mortgage originators. There was no outstanding balance of such financings as of December 31, 2006. As of December 31, 2005, the outstanding balance of such financings was $135,906. The Company funds its advances through commercial paper borrowings. As of December 31, 2005, the Company had received as collateral for the reverse repurchase agreements mortgage loans with a fair value of $140,676.

Investment Funds

The private investment funds from which the Company earns management, incentive and investment income are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

FBRIM, through various wholly-owned limited liability corporations, is the general partner, managing member, or manager of various hedge and private equity funds. All of these entities were formed for the purpose of investing in public and private securities; therefore, their assets principally consist of investment securities accounted for at fair value. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a simple majority vote of the unaffiliated limited partners or non-managing members. The Company accounts for its investments in these entities similar to the equity method of accounting and the Company’s proportionate share of income or loss (income allocation including realized and unrealized gains or losses) is reflected in net investment income in the statement of operations.

In addition, as a significant investor in certain other investment funds, although we do not manage these funds, we also account for these investments similar to the equity method. The following table specifies the Company’s investments in such investment funds:

	December 31,
	2006	2005
Hedge funds	$15,994	$34,602
Private equity funds	3,737	3,969
Other	6,390	3,406

	$26,121	$41,977

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The following table summarizes certain financial information regarding the Company’s investments in these investment funds.

	December 31,
	2006	2005	2004
Total assets	$739,296	$417,905	$739,862
Total liabilities	150,960	50,874	34,281
Total equity	588,336	367,031	705,581
Total revenue	14,144	24,797	16,501
Total expenses	26,523	12,352	11,660
Realized gains	30,166	30,821	58,642
Unrealized (losses) gains	192,717	(73,056)	17,761
Net income (losses)	200,738	(29,790)	81,244

FBR Group’s share of total equity	26,121	41,977	70,434
FBR Group’s share of net income-net investment income	2,344	62	9,184
FBR Group’s share of net income-incentive allocations and fees	839	1,851	6,270

As of December 31, 2006 and 2005, the Company had receivables of $408 and $2,230, respectively, due from these affiliates.

Investment Securities—Marked to Market

Investment securities—marked to market include equity securities and warrants to purchase equity securities that were received in connection with investment banking transactions.

Note 6. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2006	2005
Furniture and equipment	$30,539	$30,802
Software	20,888	10,047
Leasehold improvements	29,525	29,828

	80,952	70,677
Less-accumulated depreciation and amortization	(36,841)	(24,295)

	$44,111	$46,382

For the years ended December 31, 2006, 2005, and 2004, depreciation expense was $13,538, $9,753, and $4,074, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 7. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2006	December 31, 2005
Management contracts:
Cost	$18,465	$19,929
Accumulated amortization	(7,465)	(7,032)

Net	$11,000	$12,897

Broker relationships:
Cost	$16,500	$16,500
Accumulated amortization	(5,675)	(2,912)

Net	$10,825	$13,588

Intangible assets, net	$21,825	$26,485

For the years ended December 31, 2006, 2005, and 2004, amortization expense recognized was $3,978, $4,170, and $1,298, respectively.

Estimated amortization expense for each of the next five years is as follows:

Amount
2007	$3,467
2008	3,088
2009	2,775
2010	2,517
2011	2,304

The carrying value of goodwill is $162,765 as of December 31, 2006 with $108,013 of this balance attributable to the Company’s merger with FBR Asset in 2003 and its principal investing segment. The remaining goodwill balance relates to the Company’s acquisition of First NLC in 2005 that resulted in $54,752 of goodwill that is attributable to the mortgage banking segment (see Note 4 for further information). In accordance with SFAS No. 142, the Company determined that the fair value of the reporting units to which goodwill relates exceeded the carrying value of such reporting units. Therefore, the Company has not recognized an impairment loss for the periods presented.

During the years ended December 31, 2006 2005, and 2004, the Company recorded impairment charges of $-0-, $249, and $388, respectively, relating to the acquired management contracts related to the asset management segment that are included in other operating expenses. In these cases the charges were recorded in response to decisions to close or agreements to sell specific mutual funds.

Note 8. Borrowings:

Commercial Paper and Repurchase Agreements

The Company issues commercial paper and enters into repurchase agreements to fund its investments in mortgage-backed securities and mortgage loans, as well as its warehouse lending and fixed income trading activities. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (Georgetown Funding) and Arlington Funding.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

Arlington Funding is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by non-conforming mortgages and providing warehouse financing in the form of reverse repurchase agreements to the Company and its affiliates and to mortgage originators with which the Company has a relationship. The Company serves as administrator for Arlington Funding’s commercial paper program and provides collateral as well as guarantees for commercial paper issuances. As part of those guarantees, the Company currently does not have a cash collateral obligation. Through these arrangements, the Company is the primary beneficiary of Arlington Funding and consolidates this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s financing capacity through Arlington Funding is $5,000,000.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.60% to 1.25% based on the nature of the mortgage collateral. As of December 31, 2006, the amount at risk under repurchase agreements is not greater than 10% of stockholders’ equity for any one counterparty.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities.

	December 31, 2006			December 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)
Outstanding balance	$3,971,389	$2,116,813	$942,517	$6,996,950	$1,653,599	$1,045,020
Value of assets pledged as collateral:
Agency mortgage-backed securities	4,209,851	1,844,447	—	7,155,926	1,388,609	—
Non-agency mortgage-backed securities	—	424,063	—	—	352,694	125,568
Mortgage loans	—	—	950,191	141,987	—	942,337
Weighted-average rate	5.41%	5.34%	6.05%	4.37%	4.39%	5.16%
Weighted-average term to maturity	18.3 days	21.9 days	NA	19.9 days	18.4 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

	December 31, 2006			December 31, 2005
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the year ended	$2,610,719	$839,446	$1,043,776	$7,923,351	$2,401,180	$2,286,890
Weighted-average rate during the year ended	5.17%	5.15%	5.79%	3.33%	3.01%	4.40%

Securitization Financing

The Company has issued asset-backed securities through securitization trusts to finance a portion of the Company’s portfolio of mortgage loans. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization activity is accounted for as a financing since the securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140, and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust. As of December 31, 2006, the Company has issued approximately $7,200,000 of asset-backed securities. In March 2006, the Company sold $44,170 of asset-backed securities to a third party at a discount of $9,400. Of these asset-backed securities issued by the Company, as described below, $4,486,046 and $6,642,198 is outstanding as of December 31, 2006 and 2005, respectively.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.79% and 4.76% as of December 31, 2006 and 2005, respectively. Although the stated maturities for each of these securities are 30 years, the Company expects the securities to be fully repaid prior thereto due to borrower prepayments.

As of December 31, 2006 and 2005, the outstanding balance of the securities was as follows:

	December 31, 2006	December 31, 2005
Security balance	$4,501,619	$6,654,187
Discount on bonds, net	(15,573)	(11,989)

Balance of securitization financing, net	$4,486,046	$6,642,198

Current balance of loans and other assets collateralizing the securities	$4,552,898	$6,706,821

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $8,530 and $12,808 as of December 31, 2006 and 2005, respectively, and are included in prepaid expenses and other assets in the consolidated balance sheets. The discount and deferred costs are amortized as a component of interest expense over the life of the debt.

See also Note 9 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Long Term Debt

As of December 31, 2006 and 2005, the Company had issued a total of $317,500 of long term debentures through TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long term debentures was 8.01% as of December 31, 2006. All of these borrowings mature between 2033 and 2035. The Company had incurred costs related to the issuance of these debentures. These costs will be amortized over the five year period through the redemption date. As of December 31, 2006 and 2005, the unamortized balance of these issuance costs was $3,459 and $4,126, respectively. During the year ended December 31, 2006, the Company did not issue additional long-term debentures.

As of December 31, 2006 and 2005, the Company had additional outstanding long-term debt of $4,086 and $4,706, respectively associated with the Company’s 2001 acquisition of Money Management Associates, LP and Rushmore Trust and Savings. This note is collateralized by the capital stock of FBR Fund Advisors, Inc. and matures on January 2, 2011. Interest on this note is imputed at 9%.

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

Other

On October 20, 2006, the Company entered into a $180 million, 364-day senior secured credit agreement with various financial institutions. The facility is available for general corporate purposes, working capital and other potential short-term liquidity needs and replaces the Company’s previous senior unsecured facility that expired on that same date.

Note 9. Derivatives and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS 133. These instruments include interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts, swaptions, certain borrower interest rate lock agreements, certain commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities and mortgage loans. The derivative financial instruments include interest rate caps and Eurodollar futures contracts. As discussed below, certain of these derivatives are designated as cash flow hedges under SFAS 133 and others are not designated as cash flow hedges. The counterparties to these instruments are U.S. financial institutions.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Interest rate caps are primarily used to hedge the interest rate exposure on the Company’s securitization borrowings. In exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity dates of the contracts. The following table summarizes these derivative positions as of December 31, 2006 and December 31, 2005:

	December 31, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements(1)	$—	$—	$4,710,928	$38,494
Eurodollar futures contracts(2)	25,790,000	(34,526)	—	—
No hedge designation:
Interest rate cap agreements(3)	4,115,751	21,266	980,821	219

(1)	Comprised of six interest rate caps which mature between 2007 and 2010. The notional amounts of the caps amortize over the life of the agreements. The strike rates also vary over the life of the agreements between 4.08% and 10.50%.
(2)	The $25,790,000 total notional amount of Eurodollar futures contracts as of December 31, 2006 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2007 and 2011 and hedge borrowings of between $2,685,000 and $100,000.
(3)	Comprised of nine interest rate caps maturing between 2007 and 2010 with strike rates between 3.84% and 10.50%.

During the year, the Company had designated certain interest rate caps and Eurodollar futures contracts as cash flow hedges of the variability in interest payments associated with the Company’s securitization borrowings. The notional amount and terms of each of these derivative instruments were matched against a like amount of current and/or anticipated borrowings and terms under the Company’s securitization financings. These instruments were highly effective hedges and qualified as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives were reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The Company recorded $513 in losses related to ineffectiveness during the year ended December 31, 2006.

As a result of the reclassification of the Company’s mortgage loan portfolio to held-for-sale classification (see Note 5) and the Company’s current estimate of forecasted securitization borrowings, the Company de-designated these cash flow hedges effective September 30, 2006. The Company is continuing to defer in other comprehensive income the gains and losses from these cash flow hedge transactions related to those future periods where the occurrence of the forecasted transaction is still probable. These gains and losses will be reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

In addition, during the third quarter of 2006, the Company also designated certain Eurodollar futures contracts as cash flow hedges of the variability in interest payments associated with the Company’s forecasted borrowings used to fund the purchase of securities for its MBS investment portfolio. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The Company recorded

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

$2,947 in losses related to ineffectiveness during the year ended December 31, 2006. The gains and losses on these cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The net effect of the Company’s cash flow hedges on the variability in interest payments was to decrease interest expense by $23,384 for the year ended December 31, 2006. These hedging activities decreased interest expense by $7,531 during 2005. The total net loss deferred in accumulated other comprehensive income relating to these derivatives was $26,886 at December 31, 2006. Of this amount, a net expense of $1,578 is expected to flow through the Company’s statement of operations over the next twelve months.

The Company also uses derivative instruments, including certain interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts and swaptions, to hedge certain mortgage-backed security and mortgage loan positions and related borrowings that are not designated as hedges under SFAS 133. For example, Eurodollar futures contracts have been used to hedge the financing for certain mortgage-backed security positions and commitments to purchase certain mortgage-backed securities. The Company also uses Eurodollar futures contracts to hedge its exposure on loan commitments. The changes in fair value on these derivatives are recorded to net investment income in the statement of operations. For the year ended December 31, 2006, the Company recorded net losses of $10,985 on these derivatives.

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. As of December 31, 2006, the Company has $200,170 and $400,945 in commitments to originate and sell mortgage loans, respectively, and $250,785 in commitments to purchase hybrid-ARM securities. The Company had no outstanding commitments to purchase mortgage loans or sell MBS as of December 31, 2006.

As of December 31, 2006, $200,000 of the total commitments to sell mortgage loans are considered derivatives and accounted for under SFAS 133. There were no gains or losses resulting from these derivatives as the rates at which the Company has committed to sell the loans approximates their fair value at December 31, 2006.

As of December 31, 2006, the Company had made forward commitments to purchase $250,785 in hybrid-ARM securities. Of these commitments to purchase mortgage-backed securities $175,000 are designated as cash flow hedges of the anticipated purchases and as of December 31, 2006 were valued at $(519), which was deferred as a loss to accumulated other comprehensive income. Gains and losses on commitments deferred to other comprehensive income are transferred from accumulated other comprehensive income to earnings over the life of the hedged item after settlement of the forward purchase or immediately to earnings when the commitment is net settled in a pair-off transaction. There were $125,000 in purchase commitments that were paired-off during the year ended December 31, 2006 resulting in a $332 gain. There were no pair-off transactions for the year ended December 31, 2005.

As of December 31, 2006, the Company had no forward commitments to purchase Hybrid ARM securities to be designated as trading upon settlement.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During 2006, 2005 and 2004, the Company recorded net gains and losses of $(249), $2,651 and $7,511, respectively, related to these securities. As of December 31, 2006, the Company held stock warrants with a fair value of $1,350.

Note 10. Income Taxes:

The parent company, FBR Group, has elected REIT status under the Internal Revenue Code. As a REIT, FBR Group is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group intends to distribute 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income. As of December 31, 2006, the parent company, FBR Group, has a capital loss carryforward of $182,336 that can be used to offset future capital gains through 2011.

To maintain tax qualification as a REIT, FBR Group must meet certain income and asset tests and distribution requirements. The REIT must distribute to shareholders at least 90% of its (parent company) taxable income. A predominance of the REIT’s gross income must come from real estate sources and other portfolio-type income. A significant portion of the REIT’s assets must consist of real estate and similar portfolio investments, including mortgage-backed securities. Beginning in 2001, the tax law changed to allow REITs to hold a certain percentage of their assets in taxable REIT subsidiaries. The income generated from the Company’s taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders. Failure to maintain REIT qualification would subject FBR Group to Federal and state corporate income taxes at regular corporate rates. The taxable REIT subsidiaries, including FBR TRS Holdings and FBR Capital Markets have elected to file consolidated Federal income tax returns.

During the years ended December 31, 2006, 2005 and 2004 the Company recorded $(14,682), $26,683 and $59,161, respectively of income tax (benefit) expense for income generated that was attributable to taxable REIT subsidiaries, net of tax effect on intercompany profits eliminated. The Company’s taxable REIT subsidiaries had taxable book income before income taxes of $73,857, $55,966 and $147,719, respectively, in 2006, 2005 and 2004.

The provision for income taxes consists of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Federal	$(13,752)	$17,438	$47,619
State	(1,759)	8,691	9,384
Foreign	829	554	2,158

	$(14,682)	$26,683	$59,161

Current	$(12,945)	$34,895	$65,850
Deferred	(1,737)	(8,212)	(6,689)

	$(14,682)	$26,683	$59,161

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Deferred tax assets and liabilities consisted of the following as of December 31, 2006 and 2005:

	2006	2005
Unrealized investment gains, recorded in accumulated other comprehensive loss	$(528)	$(298)
Unrealized investment gains	(7,701)	(780)
Accrued compensation	10,734	6,285
Depreciation and amortization	(1,895)	(3,270)
Mark-to-market and other than temporary impairments	2,614	3,113
Loan loss reserve accounts	4,343	2,335
Accrued expenses	4,606	2,897
Deferred intercompany gain	4,034	3,117
Other, net	1,107	(366)
Net operating loss	7,824	70
Valuation allowance	(4,099)	(70)

Net deferred tax asset	$21,039	$13,033

The (benefit) provision for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of income tax attributable to net income computed at Federal statutory rates to income tax (benefit) provision was:

	December 31,
	2006	2005	2004
Federal income tax at statutory rate	$25,788	$19,631	$51,702
State income taxes, net of Federal benefit	(2,103)	4,243	6,100
Gain on sale of subsidiary shares	(42,499)	—	—
Effect of SFAS 123R	1,655	—	—
Effect of regulatory settlements	—	2,494	—
Other, net	138	315	1,359
Valuation allowance (1)	2,339	—	—

Effective income tax (benefit) provision	$(14,682)	$26,683	$59,161

(1)	Relates primarily to the ability to utilize state net operating losses.

Note 11. Regulatory Capital Requirements:

FBR & Co. and FBRIS, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of December 31, 2006 and 2005, FBR & Co. had net capital of $94,591 and $128,370, respectively, that was $90,116 and $119,980, respectively, in excess of its required net capital of $4,475 and $8,390, respectively. As of December 31, 2006 and 2005, FBRIS and FBRIL had net capital in excess of required amounts.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 12. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt(1)	$970	$970	$970	$970	$970	$319,603	$324,453
Minimum rental and other contractual commitments(2)	24,397	24,566	17,778	16,883	15,258	47,607	146,489
Securitization financing on loans held for sale(3)	—	—	—	—	—	4,501,619	4,501,619
Capital commitments(4)	—	—	—	—	—	—	—

	$25,367	$25,536	$18,748	$17,853	$16,228	$4,868,829	$4,972,561

(1)

This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. Based on the 3-month LIBOR of 5.36% as of December 31, 2006, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317,500 of long-term debt securities would be approximately $25,440 for the year ending December 31, 2007. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.

(2)	Equipment and office rent expense for 2006, 2005 and 2004 were $23,283, $18,355 and $8,394, respectively.
(3)

Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior to final maturity due to borrower prepayments and/or possible clean-up calls.

(4)

The table above excludes $5,987 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

The Company also has short-term commercial paper and repurchase agreement liabilities of $3,971,389 and $3,059,330, respectively, as of December 31, 2006. See Note 8 for further information.

As of December 31, 2006, the Company had made interest rate lock agreements with borrowers for the origination of new mortgage loans and entered into commitments to sell mortgage loans of $200,170 and $400,945, respectively.

Clearing Broker

FBR & Co. clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between FBR & Co. and the clearing broker, the clearing broker has the right to charge FBR & Co. for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge FBR & Co. has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2006, the Company has recorded no liabilities and during 2006 incurred no significant costs with regard to this right.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received on the sale of loans in the event that the loans are repaid within a specified time period subsequent to sale. The Company maintains a liability reserve for its repurchase and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows for the period ended December 31, 2006 and 2005 (the Company did not maintain a reserve for repurchase and premium recapture obligations prior to the acquisition of First NLC in February 2005):

	December 31, 2006	December 31, 2005
Balance at beginning of period/at acquisition of First NLC	$12,457	$8,238
Provision	40,830	10,395
Charge-offs	(29,760)	(6,176)

Balance at end of period	$23,527	$12,457

Litigation

As of December 31, 2006, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

Our subsidiary, First NLC Financial Services, LLC (“First NLC”), has been named in a putative class action in the U.S. District Court for the Northern District of California (Stanfield, et al. v. First NLC Financial Services, LLC, Case No. C 06-3892 SBA). The complaint was brought on behalf of former and current First NLC employees who worked as loan officers, loan processors, and account managers, for alleged violations of the Fair Labor Standards Act. The complaint also alleges violations of California wage and hour laws, including claims for Unfair Competition, waiting-time penalties, and damages for missed meal and rest periods under California law. The court granted conditional class certification on November 1, 2006 for violations of the Fair Labor Standards Act and ordered circulation of a notice about the case on December 5, 2006. First NLC denies

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

plaintiffs’ allegations in their entirety and intends to vigorously defend itself. This litigation is in its preliminary stages and the outcome of these types of cases is highly fact specific. We therefore cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time. We are aware that the number of cases involving alleged violations of the FSLA and state wage and hour laws have recently increased in the financial services industry and that a certain number of judgments and settlements involving these claims have already occurred.

Alleging claims similar to those in Stanfield, a group of plaintiffs who work (or worked) for First NLC as “funders” filed suit in the U.S. District Court for the Central District of California on January 30, 2007 (Sparrow-Milrot, et al. v. First NLC Financial Services, LLC, Case No. SA CV 07-0119 AHS RCX). Plaintiffs have not obtained class or collective action certification and First NLC has not answered the complaint. First NLC denies plaintiffs’ allegations in their entirety and intends to vigorously defend itself, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time.

Regulatory Charges and Related Matters

On December 20, 2006, the SEC and the NASD accepted settlement offers made by FBR & Co. with respect to alleged violations relating to FBR & Co.’s trading in a company account and the offering of a private investment in public equity on behalf of CompuDyne, Inc, in October 2001.

In the SEC settlement, FBR & Co., without admitting or denying any wrongdoing, proposed to pay disgorgement, civil penalties and interest totaling approximately $3.7 million and to consent to the entry of a permanent injunction with respect to violations of the antifraud provisions of the federal securities laws. FBR & Co. also agreed to consent to an administrative proceeding under Section 15(b) of the Exchange Act in which FBR & Co. would be subjected to a censure and agreed to certain additional undertakings, including review by an independent consultant of its Chinese Wall procedures and the implementation of any recommended improvements. In the parallel NASD settlement, FBR & Co. agreed to the same undertakings provided for in the SEC settlement approved by the staff of the Division of Enforcement of the SEC, including agreeing to an independent consultant to review its Chinese Wall procedures and implementing any recommended improvements, and also agreed pay a fine of $4.0 million to NASD.

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

Other Legal and Regulatory Matters

Except as described above, as of December 31, 2006, the Company was not a defendant or plaintiff in any lawsuits, arbitrations or regulatory actions that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of December 31, 2006, $35 was subject to such potential future reversal.

Note 13: Shareholders’ Equity:

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

Dividends

The Company declared the following distributions during the years ended December 31, 2006 and 2005:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2006
December 13, 2006	December 29, 2006	January 31, 2007	$0.05
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

2005
December 7, 2005	December 30, 2005	January 31, 2006	$0.20
September 13, 2005	September 30, 2005	October 31, 2005	$0.34
June 9, 2005	June 30, 2005	July 29, 2005	$0.34
March 17, 2005	March 31, 2005	April 29, 2005	$0.34

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Stock Compensation Plans

FBR Group Long-term Incentive Plan (FBR Group Long-Term Incentive Plan)

Under the FBR Group Long-Term Incentive Plan, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock and other stock-based awards for up to 24,900,000 shares of Class A common stock to eligible participants in the Plan. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Group Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. The FBR Long-Term Incentive Plan replaced the FBR Group Stock and Annual Incentive Plan and the Non-Employee Director Stock Compensation Plan (the Prior Plans), and shares that remained available for issuance under the Prior Plans became available under the FBR Long-Term Incentive Plan.

Effective January 1, 2006, in accordance with SFAS No. 123R, the Company adopted a fair value based measurement method in accounting for all share based payment transactions with employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the year ended December 31, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the year ended December 31, 2006 was $2.25.

A summary of option activity under the FBR Long-Term Incentive Plan and the FBR Group Stock and Annual Incentive Plan (the Stock Plans) as of December 31, 2006, and changes during the three year then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Contractual Life
Share Balance as of December 31, 2003	3,441,142	$11.05	5.0
Granted 2004	812,000	19.40
Forfeitures in 2004	(24,415)	20.00
Exercised in 2004	(904,094)	12.90

Share Balance as of December 31, 2004	3,324,633	$17.39	3.4
Granted 2005	451,461	14.13
Forfeitures in 2005	(416,952)	17.62
Exercised in 2005	(170,416)	6.42

Share Balance as of December 31, 2005	3,188,726	$17.47	2.7
Granted 2006	227,500	9.75
Forfeitures in 2006	(414,727)	18.97
Exercised in 2006	(77,456)	6.15

Share Balance as of December 31, 2006	2,924,043	$16.92	1.9

	Number of Shares	Weighted Avg Price	Weighted Contractual Life
Options Exercisable	2,322,043	17.69	1.5

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $277, $991 and $10,096, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

As of December 31, 2006, there was $1,589 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plans relating to 602,000 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.4 years.

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

In connection with its formation, FBR Capital Markets (see Note 3) established the FBR Capital Markets Long-Term Incentive Plan. Under the FBR Capital Markets Long-Term Incentive Plan, FBR Capital Markets may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to 5,509,143 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the year ended December 31, 2006: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.8%, and an expected life of four and one-half years for all grants. The weighted average fair value of options granted during the year ended December 31, 2006 was $5.00.

A summary of option activity under the FBR Capital Markets Long-Term Incentive Plan as of December 31, 2006, and changes during the twelve months then ended, is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Remaining Contractual Life
Outstanding as of December 31, 2005	—	$—
Granted	3,385,000	15.00
Cancelled	(9,000)	15.00
Exercised	—	—

Outstanding as of December 31, 2006	3,376,000	$15.00	5.6

Exercisable as of December 31, 2006	—	$—	—

As of December 31, 2006, there was $14,809 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the FBR Capital Markets Long-Term Incentive Plan relating to 3,376,000 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.6 years.

Stock Compensation Expense

Pursuant to SFAS 123R, compensation expense recognized in the statement of operations for stock options for the year ended December 31, 2006 was $3,657 and a related tax benefit of $758. In addition, in accordance with the provisions of SFAS 123R, the Company recognized compensation expense of $1,319 relating to shares offered under the Employee Stock Purchase Plan for the year ended December 31, 2006. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Stock Plans. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share-based awards amortized over the vesting periods pursuant to SFAS 123.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

	2005	2004
Net (loss) income, as reported	$(170,910)	$349,559
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	39	115
Deduct: Stock-based employee compensation, net of tax effects	2,329	2,047

Pro Forma net (loss) income	$(173,200)	$347,627

Basic (loss) earnings per share—as reported	$(1.01)	$2.09
Basic (loss) earnings per share—pro forma	$(1.02)	$2.08
Diluted (loss) earnings per share—as reported	$(1.01)	$2.07
Diluted (loss) earnings per share—pro forma	$(1.02)	$2.06

Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. As of December 31, 2006 and December 31, 2005, a total of 1,819,431 and 2,038,340, respectively, shares of such FBR Group restricted Class A common stock was outstanding with unamortized deferred compensation of $9,878 and $15,602, respectively. As a result of adopting SFAS 123R, deferred compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on the Company’s total equity. A summary of these unvested restricted stock awards as of December 31, 2006, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2003	414,500	$10.53	2.3
Granted	879,490	23.70
Forfeitures	(39,034)	17.91
Vestitures	(1,200)	26.60

Share Balance as of December 31, 2004	1,253,756	$19.90	2.0
Granted	1,349,263	17.05
Shares transferred to Trust	(452,856)	26.62
Forfeitures	(84,157)	18.30
Vestitures	(27,666)	13.64

Share Balance as of December 31, 2005	2,038,340	$16.40	1.8
Granted	781,597	9.50
Forfeitures	(169,278)	15.34
Vestitures	(831,228)	14.05

Share Balance as of December 31, 2006	1,819,431	$14.69	1.6

For the years ended December 31, 2006, 2005 and 2004, the Company recognized $13,550, $13,864 and $6,590 of compensation expense related to this FBR Group restricted stock.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. The Company issued 755,852 and 765,242 shares of FBR Group restricted common stock valued at $7,649 and $12,503 respectively, to the trust for the year ended December 31, 2006 and 2005, respectively, in settlement of such accrued incentive compensation. A summary of the undistributed restricted stock issued to the trust as of December 31, 2006, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2004	—	$—	—
Shares transferred to Trust	452,856	26.62
Shares issued to Trust	765,242	16.34
Shares distributed from Trust	(19,784)	22.37

Share Balance as of December 31, 2005	1,198,314	$20.12	1.9
Shares issued to Trust	755,852	10.12
Shares distributed from Trust	(352,581)	16.43

Share Balance as of December 31, 2006	1,601,585	$16.20	1.5

Employee Stock Purchase Plan

The Company initiated the 1997 Employee Stock Purchase Plan (the Purchase Plan) on September 1, 1998. Under this Purchase Plan, eligible employees may purchase Class A common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. As discussed above, in accordance with the provisions of SFAS 123R, effective January 1, 2006 the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the year ended December 31, 2006, the Company recognized such compensation expense of $1,319.

Director Stock Compensation Plan

Under the Non-Employee Director Stock Compensation Plan and the FBR Long-Term Incentive Plan, the Company may grant options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees to non-employee directors. Prior to the merger, the Company had awarded stock options to directors, all of which vested upon the merger. Following the merger, the Board determined to make awards of RSUs instead of options, and approved annual awards of RSUs equal in value to $50 to each director to be made in conjunction with the annual shareholders meeting and, in the fourth quarter of 2004, increased such annual award value to $80. In addition, each of the Chairmen of the Board’s Committees receives one half of his quarterly fees for service as Chairmen in RSUs. These RSUs vest the day before the next annual meeting of shareholders, and are convertible to Class A Common Stock one year following completion of the director’s service on the Board. All options, stock and RSUs awarded to non-employee directors are non-transferable other than by will or the laws of descent and distribution. During 2006, 2005, and 2004, the Company granted 66,146 RSUs, 43,695 RSUs and 21,567 RSUs, respectively. For the year ended December 31, 2006, 2005, and 2004, the Company recognized $646, $483, and $405, respectively, of director fees related to these RSUs.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

For accounting purposes, the portion of the employee share purchase financed by the Company (80%) is considered a stock option, and deducted from shareholders’ equity. These shares are deducted from shares outstanding in computing book value and basic earnings per share. Accordingly, as of December 31, 2006 and 2005, $12 and $4,018 financed (including accrued interest) by the Company, respectively and the 1,600 and 551,342 common shares, respectively related to the financing, are reflected as a receivable in shareholders’ equity. As the employees repay the loans, or the loans are sold, shareholders’ equity and shares outstanding will increase. In addition, the interest earned on the employee loans was added to paid-in-capital and excluded from net income. During the years ended December 31, 2006, 2005 and 2004, $124, $493 and $754, respectively, of compensation expense was recorded for dividends paid on the shares purchased with proceeds from the notes, and pledged to the Company as collateral.

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group stock-based compensation plans described previously. There were no other share repurchases during 2006, 2005, and 2004.

Note 14. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company invests in mortgage securities and equity securities that are primarily traded in United States markets. The Company funds its investments in mortgage securities and reverse repurchase agreements (associated with Arlington Funding) through repurchase agreement and commercial paper borrowings, respectively. Accordingly, the Company is subject to leverage and interest rate risk.

The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2006 and 2005, as discussed above, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, in certain circumstances, the Company sells securities it does not currently own (securities sold, not yet purchased—see Note 5). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

The Company is also exposed to credit risk as a result of its investments in mortgage loans. The Company manages credit risk by purchasing and originating loans at favorable loan to value ratios and for a portion of the portfolio by purchasing mortgage insurance. In addition to monitoring procedures performed by management, the Company employs third parties to monitor loan servicer performance, including loan collection activities and management of defaulted loans. As of December 31, 2006, the Company had purchased mortgage insurance on $635,045 in principal balance of the remaining securitized loans held for sale previously designated as held for investment.

General Partnership and Managing Member Interests

As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company’s subsidiaries may be exposed to liabilities that exceed the balance sheet value of the Company’s investment in the relevant vehicles. To limit the Company’s exposure to such excess liabilities the Company has formed limited liability companies, which are wholly owned by the relevant subsidiary, to hold the respective general partner or managing member interest. The hedge funds and other partnerships that the Company manages through subsidiaries as a general partner or managing member had $2,729 and $13,251 of liabilities as of December 31, 2006 and 2005, respectively, primarily margin debt, not reflected on our balance sheet.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 15. Fair Value of Financial Instruments:

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

Securities and Principal Investments in Debt and Equity securities, including Trading Account Securities Sold But Not Yet Purchased—Substantially all financial instruments used in the Company’s trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. The fair value of the Company’s mortgage-backed securities are based on market prices provided by certain independent dealers who make markets in these financial instruments. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management. For example, investments in private securities and restricted securities have by their nature limited or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value may be made if there are third-party transactions evidencing a change in value. Downward adjustments also may be made, in the absence of third-party transactions, if the Company determines based on valuation models and estimates that the expected realizable value of the investment is less than the carrying value. In reaching that determination, the Company may consider factors such as, but not limited to, the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

Mortgage Loans Held for Sale—In determining the lower-of-cost or market value of the securitized mortgage loans held for sale, the Company considers various factors affecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. The Company utilizes the present value of expected cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance, in determining the value of the portfolio. The Company also considers that these loans are collateral for securitization borrowings; therefore, taking into consideration the impact of any sale of the loan portfolio on the securitization borrowings, the related cash flows and the overall value of the residual interests in the securitization transactions that have been retained by the Company. Significant assumptions used by the Company in determining this value are supported by comparison to available market data for similar portfolios and transactions as well as a third party valuation of the residual interests in the securitization transactions.

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

For the non-securitized mortgage loans held for sale by First NLC, the Company determines fair value based on third party pricing quotes when available, current investor commitments and/or requirements for loans of

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. Such models incorporate aggregated characteristics of groups of loans including, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

Derivatives—The carrying amounts represent fair value determined based on quoted market prices.

Temporary Subordinated Loan Payable—The carrying amount is a reasonable estimate of fair value because of the short-term nature of the borrowing.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$189,956	$189,956	$238,615	$238,615
Restricted cash	132	132	6,101	6,101
Non-interest bearing receivables	148,268	148,268	330,584	330,584
Mortgage-backed securities	6,870,661	6,870,661	8,002,561	8,002,561
Mortgage loans held for investment, net	—	—	6,841,266	6,638,239
Mortgage loans held for sale, net	5,367,934	5,367,934	963,807	963,807
Long-term investments	185,458	185,458	347,644	347,644
Reverse repurchase agreements	—	—	283,824	283,824
Trading securities	18,180	18,180	1,032,638	1,032,638
Derivative assets	36,875	36,875	70,636	70,636
Financial liabilities
Trading account securities sold short but not yet purchased	202	202	150,547	150,547
Commercial paper	3,971,389	3,971,389	6,996,950	6,996,950
Repurchase agreements	3,059,330	3,059,330	2,698,619	2,698,619
Derivative liabilities	44,582	44,582	31,952	31,952
Temporary subordinated loan payable	—	—	75,000	75,000
Securitization financing, net	4,486,046	4,486,046	6,642,198	6,634,932
Long-term debt	324,453	324,453	324,686	324,686

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 16. Supplemental Cash Flow Information—Non-cash Transactions:

The Company may receive shares and warrants in connection with certain capital raising activities. In 2006, 2005 and 2004, securities received in exchange for services provided were $-0-, $1,524 and $3,251, respectively.

In connection with its acquisition of First NLC (see Note 4), the Company issued 1,297,746 shares of its Class A common stock valued at $24,420.

The Company retained a residual interest and servicing rights valued at $14,577 and $6,177, respectively, related to the issuance of First NLC Trust 2005-4 Mortgage-Backed Certificates, Series 2005-4, in a non-cash transaction during the year ended December 31, 2005.

Note 17. Segment Information:

The Company considers its capital markets, asset management, principal investing, and mortgage banking operations to be four separately reportable segments.

The capital markets segment includes the Company’s investment banking and institutional brokerage areas. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee based asset management operations. The Company’s principal investing segment includes mortgage related investment activities, and substantially all of the Company’s equity security investing activities. The Company’s mortgage banking segment which was initiated subsequent to the acquisition of First NLC (see Note 4) includes the origination and sale of non-conforming residential mortgage loans. Accordingly, there is no comparable financial information for the year ended December 31, 2004 for the mortgage banking segment.

The accounting policies of these segments are the same as those described in Note 2. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. These transactions include investment banking activities provided by the capital markets segment to other segments and the sale of mortgage loans between the mortgage banking and principal investing segments. The Company’s net revenues from foreign operations totaled $22,197, $20,174, and $28,785 for the years ended December 31, 2006, 2005 and 2004, respectively. The following tables illustrate the financial information for the Company’s segments for the years indicated.

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations(1)	Consolidated Totals
2006
Net revenues	$330,865	$27,313	$(90,488)	$112,674	$—	$380,364
Compensation and benefits	215,607	14,393	5,052	74,013	—	309,065
Total expenses	365,241	38,393	52,106	130,843	—	586,583
Operating loss	(34,376)	(11,080)	(142,594)	(18,169)	—	(206,219)
Total assets	288,115	46,395	11,946,976	1,071,032	—	13,352,518
Total net assets	142,430	30,603	913,039	84,973	—	1,171,045

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations(1)	Consolidated Totals
2005
Net revenues	$504,602	$36,335	$(149,558)	$52,658	$(9,335)	$434,702
Compensation and benefits	249,504	18,403	16,521	47,064	—	331,492
Total expenses	424,926	37,727	30,350	85,926	—	578,929
Operating income (loss)	79,676	(1,392)	(179,908)	(33,268)	(9,335)	(144,227)
Total assets	1,498,409	52,119	15,636,598	1,248,664	—	18,435,790
Total net assets	227,657	37,431	904,938	134,144	—	1,304,170

2004
Net revenues	$542,668	$45,170	$300,108	$—	$—	$887,946
Compensation and benefits	273,931	22,061	27,532	—	—	323,524
Total expenses	401,649	36,587	40,990	—	—	479,226
Operating income	141,019	8,583	259,118	—	—	408,720
Total assets	342,784	56,371	12,529,133	—	—	12,928,288
Total net assets	144,467	22,223	1,411,834	—	—	1,578,524

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

Note 18. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2006 and 2005. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net (loss) Income Before Income Taxes and Minority Interest	Net (loss) Income	Basic (loss) Earnings Per Share	Diluted (loss) Earnings Per Share
2006
First Quarter	$338,699	$24,835	$26,554	$0.16	$0.16
Second Quarter	246,111	(29,007)	(30,247)	(0.18)	(0.18)
Third Quarter	82,442	(98,162)	(67,392)	(0.39)	(0.39)
Fourth Quarter	340,652	17,626	3,810	0.02	0.02

Total Year	$1,007,904	$(84,708)	$(67,275)	$(0.39)	$(0.39)

2005
First Quarter	$237,775	$29,984	$24,412	$0.15	$0.14
Second Quarter	312,084	66,406	53,243	0.31	0.31
Third Quarter	339,901	31,135	23,045	0.14	0.14
Fourth Quarter	105,546	(271,752)	(271,610)	(1.60)	(1.60)

Total Year	$995,306	$(144,227)	$(170,910)	$(1.01)	$(1.01)