Form 10-Q
period 2007-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2007-05-10
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2007:

Title	Outstanding
Class A Common Stock	161,200,602 shares
Class B Common Stock	13,225,249 shares

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$450,979	$189,956
Restricted cash	92	132
Receivables:
Interest	72,483	68,981
Due from servicer	64,546	64,740
Other	90,736	83,528
Investments:
Mortgage-backed securities, at fair value	5,783,273	6,870,661
Loans held for sale, net	5,169,489	5,367,934
Long-term investments	149,793	185,492
Trading securities, at fair value	22,400	18,180
Due from clearing broker	30,452	28,999
Derivative assets, at fair value	22,011	36,875
Goodwill	136,913	162,765
Intangible assets, net	11,600	21,825
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $38,944 and $36,841, respectively	43,428	44,111
Prepaid expenses and other assets	222,088	208,339

Total assets	$12,270,283	$13,352,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$759	$202
Commercial paper	3,425,432	3,971,389
Repurchase agreements	3,013,827	3,059,330
Derivative liabilities, at fair value	41,247	44,582
Dividends payable	8,736	8,743
Interest payable	14,579	12,239
Accrued compensation and benefits	48,906	57,227
Accounts payable, accrued expenses and other liabilities	160,395	81,819
Securitization financing, net	4,100,975	4,486,046
Long-term debt	323,466	324,453

Total liabilities	11,138,322	12,046,030

Minority Interest	142,748	135,443
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 161,208,023 and 161,487,096 shares issued, respectively	1,612	1,615
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 13,225,249 and 13,225,249 shares issued and outstanding, respectively	132	132
Additional paid-in capital	1,564,671	1,562,497
Employee stock loan receivable (1,600 and 1,600 shares, respectively)	(12)	(12)
Accumulated other comprehensive loss, net of taxes	(4,540)	(15,136)
Accumulated deficit	(572,650)	(378,051)

Total shareholders’ equity	989,213	1,171,045

Total liabilities and shareholders’ equity	$12,270,283	$13,352,518

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Investment banking:
Capital raising	$97,247	$66,335
Advisory	6,458	2,869
Institutional brokerage:
Principal transactions	2,036	5,720
Agency commissions	23,818	23,409
Mortgage trading interest	—	17,650
Mortgage trading net investment loss	—	(1,237)
Asset management:
Base management fees	5,528	5,097
Incentive allocations and fees	104	1,008
Principal investment:
Interest	181,696	149,126
Net investment (loss) income	(59,713)	26,185
Dividends	959	3,699
Mortgage banking:
Interest	26,530	23,113
Net investment (loss) income	(106,859)	10,738
Other	4,094	4,987

Total revenues	181,898	338,699
Interest expense	169,551	153,483
Provision for loan losses	—	8,392

Revenues, net of interest expense and provision for loan losses	12,347	176,824

Non-Interest Expenses:
Compensation and benefits	103,982	83,497
Professional services	13,854	14,265
Business development	13,769	14,085
Clearing and brokerage fees	2,701	2,316
Occupancy and equipment	13,117	11,242
Communications	7,051	5,607
Other operating expenses	31,716	20,977
Impairment of goodwill	25,852	—
Restructuring charges	15,485	—

Total non-interest expenses	227,527	151,989

Operating (loss) income	(215,180)	24,835
Other Income:
Gain on sale of subsidiary shares	831	—

Net (loss) income before income taxes and minority interest	(214,349)	24,835
Income tax benefit	(31,550)	(1,719)
Minority interest in earnings of consolidated subsidiary	3,079	—

Net (loss) income	$(185,878)	$26,554

Basic (loss) earnings per share	$(1.08)	$0.16

Diluted (loss) earnings per share	$(1.08)	$0.16

Dividends declared per share	$0.05	$0.20

Weighted average shares outstanding:
Basic (in thousands)	172,850	170,728

Diluted (in thousands)	172,850	171,031

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balances, December 31, 2005	159,373,483	$1,594	13,480,249	$135	$1,547,128	$(4,018)	$(15,602)	$(977)	$(224,090)	$1,304,170

Net loss	—	—	—	—	—	—	—	—	(67,275)	(67,275)	$(67,275)
Reclassification of deferred compensation to additional paid-in-capital	—	—	—	—	(15,602)	—	15,602	—	—	—
Conversion of Class B shares to Class A shares	255,000	3	(255,000)	(3)	—	—	—	—	—	—
Issuance of Class A common shares	1,858,613	18	—	—	20,793	—	—	—	—	20,811
Repayment of employee stock purchase and loan plan receivable	—	—	—	—	—	4,203	—	—	—	4,203
Interest on employee stock purchase and loan plan	—	—	—	—	197	(197)	—	—	—	—
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	4,976	—	—	—	—	4,976
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $458)	—	—	—	—	—	—	—	10,463	—	10,463	10,463
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(24,622)	—	(24,622)	(24,622)

Comprehensive loss											$(81,434)

Other	—	—	—	—	5,005	—	—	—	—	5,005
Dividends	—	—	—	—	—	—	—	—	(86,686)	(86,686)

Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$—	$(15,136)	$(378,051)	$1,171,045

Net loss	—	—	—	—	—	—	—	—	(185,878)	(185,878)	$(185,878)
Forfeitures of Class A common shares issued as stock-based awards	(179,073)	(2)	—	—	(1,249)	—	—	—	—	(1,251)
Repurchase of Class A common shares	(100,000)	(1)	—	—	(581)	—	—	—	—	(582)
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	419	—	—	—	—	419
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	2,332	—	—	—	—	2,332
Equity in issuance of subsidiary common shares to employees	—	—	—	—	1,253	—	—	—	—	1,253
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $(125) )	—	—	—	—	—	—	—	19,432	—	19,432	19,432
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(8,836)	—	(8,836)	(8,836)

Comprehensive loss											$(175,282)

Dividends	—	—	—	—	—	—	—	—	(8,721)	(8,721)

Balances, March 31, 2007	161,208,023	$1,612	13,225,249	$132	$1,564,671	$(12)	$—	$(4,540)	$(572,650)	$989,213

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(185,878)	$26,554
Non-cash items included in (loss) earnings:
Impairment of goodwill and intangible assets	36,101	—
Provisions for loan losses, including loss provisions on loan sales and lower of cost or market valuation adjustments on held for sale mortgage loans	159,654	9,379
Incentive allocations and fees and net investment loss (income) from long-term investments	21,949	(15,787)
Premium amortization on mortgage-backed securities and loans held for investment	3,279	8,725
Derivative contracts marked-to-market	7,591	(795)
Depreciation and amortization	4,511	4,981
Other	19,010	2,919
Changes in operating assets:
Receivables:
Interest	(3,502)	35,299
Due from servicer	194	(6,414)
Other	(7,326)	(4,098)
Due from clearing broker	(1,453)	(10,286)
Trading securities	(3,571)	(219,847)
Originations and purchases of mortgage loans held for sale, net of fees	(1,474,886)	(1,492,541)
Cost basis on sale and principal repayment of loans held for sale	1,146,626	1,188,736
Prepaid expenses and other assets	8,490	10,781
Reverse repurchase agreements related to broker-dealer activity	—	(11,278)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	557	2,511
Repurchase agreements related to broker-dealer activities	—	282,778
Accounts payable, accrued expenses and other liabilities	30,414	(1,647)
Accrued compensation and benefits	(5,316)	(34,887)

Net cash used in operating activities	(243,556)	(224,917)

Cash flows from investment activities:
Purchases of mortgage-backed securities	(2,026,861)	(215,665)
Receipt of principal payments on mortgage-backed securities	353,817	346,348
Proceeds from sales of mortgage-backed securities	2,764,546	6,969,444
Proceeds from reverse repurchase agreements, net	—	115,119
Purchases and originations of loans held for investment, including loans reclassified to held for sale	—	(201)
Receipt of principal repayment from loans held for investment, including loans reclassified to held for sale	345,300	560,074
Proceeds from sales of loans held for investment reclassified to held for sale	—	344,846
Proceeds from sales of real estate owned, net	28,987	3,274
Purchases of long-term investments	(13,440)	(38,512)
Proceeds from sales of long-term investments	42,016	72,527
Purchase of Legacy Partners Group, LLC	(1,000)	—
Purchases of fixed assets	(3,207)	(1,322)

Net cash provided by investing activities	1,490,158	8,155,932

Cash flows from financing activities:
Repayments of long-term debt	(970)	(970)
Repayments of repurchase agreements, net	(45,502)	(780,658)
Repayments of commercial paper, net	(545,958)	(6,573,930)
Repayments of temporary subordinated loan	—	(75,000)
Proceeds from securitization financings, net	—	34,782
Repayments of securitization financing	(386,354)	(551,637)
Dividends paid	(8,728)	(33,818)
Proceeds from sale of subsidiary stock	2,450	—
Repurchase of common stock	(582)	—
Proceeds from issuance of common stock	65	315

Net cash used in financing activities	(985,579)	(7,980,916)

Net increase (decrease) in cash and cash equivalents	261,023	(49,901)
Cash and cash equivalents, beginning of period	189,956	238,615

Cash and cash equivalents, end of period	$450,979	$188,714

Supplemental Cash Flow Information:
Cash payments for interest	$184,035	$172,159
Cash payments for taxes	$13	$6,488

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (“FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the annual report on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company bases its estimates and assumptions on historical experience, when available, and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgement in the final determination of its estimates. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation.

2.	Investments:

Institutional Brokerage Trading

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of the dates indicated:

	March 31, 2007		December 31, 2006
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate bond securities	$198	$91	$613	$2
Corporate equity securities	22,202	668	17,567	200

	$22,400	$759	$18,180	$202

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

Principal Investments

Mortgage-related and long-term investments consisted of the following as of the dates indicated:

	March 31, 2007	December 31, 2006
Mortgage-Backed Investments:
Available for sale securities:
Fannie Mae	$2,608,192	$3,343,756
Freddie Mac	2,521,972	2,543,311
Ginnie Mae	—	35,949

	5,130,164	5,923,016
Private-label securities (1)	653,109	944,955

Total available for sale securities (2)	5,783,273	6,867,971
Trading securities:
Freddie Mac	—	2,690

Total trading securities	—	2,690

Total mortgage-backed securities	5,783,273	6,870,661

Loans held for sale, net (3)	5,169,489	5,367,934

Total mortgage-related investments	10,952,762	12,238,595

Long-term Investments
Merchant Banking:
Marketable equity securities	70,796	90,655
Non-public equity securities	36,130	50,233
Preferred equity investment	2,500	2,500
Investments funds	31,355	26,121
Investment securities—marked to market	5,737	12,623
Other investments	3,275	3,360

Total long-term investments	149,793	185,492

Total mortgage-related and long-term investments	$11,102,555	$12,424,087

(1)	Private-label mortgage-backed securities held by the Company as of March 31, 2007 and December 31, 2006 were primarily rated A- or higher by Standard & Poors.
(2)	The Company’s mortgage-backed securities (MBS) portfolio is comprised of adjustable-rate MBS, substantially all of which are hybrid- ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the available-for-sale portfolio at March 31, 2007 and December 31, 2006 was 6.09% and 6.05%, respectively.
(3)	The weighted-average coupon of the Company’s mortgage loans held for sale at March 31, 2007 and December 31, 2006 was 7.56% and 7.46%, respectively.

Mortgage-Backed Securities and Long-Term Investments

The Company’s available-for-sale securities consist primarily of mortgage-backed securities (MBS) and equity investments in publicly traded companies. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of March 31, 2007 and December 31, 2006 were:

	March 31, 2007
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)	$5,773,099	$14,339	$(4,165)	$5,783,273
Marketable equity securities	50,342	21,940	(1,486)	70,796

	$5,823,441	$36,279	$(5,651)	$5,854,069

(1)	The amortized cost of MBS includes net premium of $52,783 at March 31, 2007.

	December 31, 2006
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (2):
Available-for-sale	$6,863,356	$12,805	$(8,190)	$6,867,971
Trading	2,690	—	—	2,690
Marketable equity securities	82,905	10,050	(2,300)	90,655

	$6,948,951	$22,855	$(10,490)	$6,961,316

(2)	The amortized cost of MBS includes unamortized net premium of $57,499 at December 31, 2006.

The following table provides further information regarding the duration of unrealized losses as of March 31, 2007:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$1,939,867	$(4,165)	$1,935,702	$—	$—	$—
Marketable equity securities	7,945	(1,486)	6,459	—	—	—

	$1,947,812	$(5,651)	$1,942,161	$—	$—	$—

The Company evaluated its portfolio of mortgage-backed securities for impairment. Based on its evaluation, performed as of March 31, 2007, the Company determined that the unrealized losses on mortgage-backed securities are due to interest rate increases and are not related to credit quality issues. All of the mortgage-backed securities held by the Company with unrealized losses are either guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae or have an investment grade rating by Standard & Poors. The Company does not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments, and because the decline in market value is attributable to interest rate increases, and the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity.

The Company also evaluated its portfolio of marketable equity securities for impairment. For each of the securities with unrealized losses, as of March 31, 2007 the Company reviewed the underlying cause for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on the severity and duration of certain of these unrealized losses, the Company recognized impairment losses on these investments because they are considered other-than-temporarily impaired. During the three months ended March 31, 2007, the Company recorded $10,000 of such other-than-temporary impairment losses in the statements of operations relating to marketable equity securities in the non-prime mortgage industry. No impairment losses relating to marketable equity securities were recognized during the three months ended March 31, 2006. Regarding the remaining one marketable equity in an unrealized loss position as of March 31, 2007, considering the limited severity and duration of this unrealized loss and the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for forecasted recovery of fair value to its cost basis, the Company does not consider this investment to be other-than-temporarily impaired as of March 31, 2007. The Company will continue to evaluate this investment at each reporting period end. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recognized as a loss in the statement of operations at the time the determination is made.

For investments carried at cost, except as noted herein, the Company did not identify any events or changes in circumstances that may have had a significant adverse affect on the fair value of these investments. During the three months ended March 31, 2007 and 2006, the Company recorded impairment losses of $7,000 and $627, respectively, in the statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments. These impairment losses were due to circumstances arising during the respective periods that had an adverse effect on the fair values of these securities.

During the three months ended March 31, 2007, the Company received $2,764,546 from sales of mortgage-backed securities resulting in gross gains and losses of $4,892 and $393, respectively, and received $34,399 from sales of marketable equity securities resulting in gross gains and losses of $4,014 and $6,724, respectively. During the three-months ended March 31, 2006, the Company received $6,969,444 from sales of mortgage-backed securities resulting in gross gains and losses of $15,199 and $7,561, respectively, and received $68,710 from sales of marketable equity securities resulting in gross gains and losses of $12,292 and $-0-, respectively. Included in MBS sold and the related gains and losses are $32,768 of MBS purchased and classified as trading during the three months ended March 31, 2006. The Company recognized realized gains of $61 on these trading securities during the three months ended March 31, 2006.

As of March 31, 2007 and December 31, 2006, $5,488,502 and $6,441,886 (each representing fair value excluding principal receivable), respectively, of the mortgage-backed securities were pledged as collateral for repurchase agreements and commercial paper borrowings. In addition, $30,528 and $36,475, respectively, of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

Mortgage Loans

As of March 31, 2007 and December 31, 2006, loans held for sale, net, was comprised of the following:

	March 31, 2007	December 31, 2006
Principal balance:
Securitized	$4,036,705	$4,452,708
Non-securitized (financed through short-term mortgage financing facilities)	1,247,591	958,274

Total principal balance	5,284,296	5,410,982
Deferred origination costs, net and unamortized premiums	1,077	2,847
Allowance for lower of cost or market value	(115,884)	(45,895)

Loans held for sale, net	$5,169,489	$5,367,934

In determining the lower-of-cost or market value of the securitized mortgage loans held for sale, the Company considers various factors affecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. Based on such factors, the Company assesses the present value of expected loan cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance. Since the loans are collateral for the Company’s non-recourse securitization borrowings, the Company’s assessment of value also considers the impact of the expected loan cash flows on the respective securitization borrowings and the resulting value of the residual interests in the securitizations that have been retained by the Company. Significant assumptions used by the Company in determining this value are supported by comparison to available market data for similar portfolios and transactions. For the three months ended March 31, 2007, the Company recognized a write-down of $34,400 on securitized mortgage loans included in principal investing net investment (loss) income on the statements of operations.

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

For non-securitized mortgage loans held for sale by First NLC, the Company determines fair value based on third party pricing quotes when available, current investor commitments and/or requirements for loans of similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. Such models incorporate aggregated characteristics of groups of loans including, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit. For the three months ended March 31, 2007 and 2006, the Company recognized write-downs of $95,600 and $1,120, respectively, on non-securitized mortgage loans included in mortgage banking net investment (loss) income on the statements of operations.

Mortgage loans 90 or more days past due totaled $608,165 and $557,136 as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the Company has reserved $36,080 and $30,720, respectively, for past due interest on such delinquent loans.

During 2005, the Company purchased mortgage insurance on a portion of mortgage loans held for investment. The mortgage insurance insures the Company against certain losses on the covered loans, and assists the Company in reducing its credit risk by lowering the effective loan-to-value ratios on the applicable mortgage loans. As of March 31, 2007 and December 31, 2006, $578,256 and $635,045, respectively, in principal balance of mortgage loans held by the Company was covered by such mortgage insurance.

The Company finances its mortgage loan portfolio through warehouse repurchase agreements and securitization financing transactions, which are described in Note 3. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of March 31, 2007 and December 31, 2006.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of March 31, 2007, approximately 31%, 14%, 7% and 6% of the properties were located in California, Florida, Illinois and New York, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

3.	Borrowings:

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

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.63% to 1.25% based on the nature of the mortgage collateral. As of March 31, 2007 and December 31, 2006, the amount at risk under repurchase agreements is not greater than 10% of stockholders’ equity for any one counterparty.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities.

	March 31, 2007			December 31, 2006
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)
Outstanding balance	$3,425,432	$1,855,759	$1,158,068	$3,971,389	$2,116,813	$942,517
Value of assets pledged as collateral:
Agency mortgage-backed securities	3,603,619	1,352,059	—	4,209,851	1,844,447	—
Non-agency mortgage-backed securities	—	563,351	—	—	424,063	—
Mortgage loans	—	—	1,208,990	—	—	950,191
Weighted-average rate	5.37%	5.31%	6.05%	5.41%	5.34%	6.05%
Weighted-average term to maturity	20.7 days	18.9 days	NA	18.3 days	21.9 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

	March 31, 2007			March 31, 2006
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	$3,887,274	$2,805,103	$1,281,561	$2,270,743	$705,948	$1,225,561
Weighted-average rate during the three months ended	5.38%	5.32%	6.02%	4.45%	4.46%	5.28%

Securitization Financing

The Company has issued asset-backed securities through securitization trusts to finance a portion of the Company’s portfolio of mortgage loans. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization activity is accounted for as a financing since the securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.78% and 5.79% as of March 31, 2007 and December 31, 2006, respectively. Although the stated maturities for each of these securities are 30 years, the Company expects the securities to be fully repaid prior thereto due to borrower prepayments.

As of March 31, 2007 and December 31, 2006, the outstanding balance of the securities was as follows:

	March 31, 2007	December 31, 2006
Security balance	$4,115,266	$4,501,619
Discount on bonds, net	(14,291)	(15,573)

Balance of securitization financing, net	$4,100,975	$4,486,046

Current balance of loans and other assets collateralizing the securities	$4,161,237	$4,552,898

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $7,762 and $8,530 as of March 31, 2007 and December 31, 2006, respectively, and are included in prepaid expenses and other assets in the consolidated balance sheets. The discount and deferred costs are amortized as a component of interest expense over the life of the debt.

See also Note 4 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Long-term Debt

As of March 31, 2007 and December 31, 2006, the Company had issued a total of $317,500 of long term debentures through FBR TRS Holdings, Inc. (FBR TRS Holdings). The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 7.99% and 8.01% as of March 31, 2007 and December 31, 2006, respectively. All of these borrowings mature between 2033 and 2035, and are redeemable, in whole or in part, without penalty after five years. As of March 31, 2007 and December 31, 2006, the unamortized balance of issuance costs incurred in connection with these borrowings was $3,197 and $3,459, respectively. During the three months ended March 31, 2007, the Company did not issue additional long-term debentures.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). These instruments include interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts, swaptions, certain borrower interest rate lock agreements, certain commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

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

Interest rate caps are primarily used to hedge the interest rate exposure on the Company’s securitization borrowings. In exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity dates of the contracts. The following table summarizes these derivative positions as of the dates indicated:

	March 31, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Eurodollar futures contracts (1)	$23,401,000	$(40,683)	$25,790,000	$(34,526)
No hedge designation:
Interest rate cap agreements (2)	3,181,338	12,358	4,115,751	21,266
Eurodollar futures contracts (3)	7,570,000	2,538	—	—

(1)	The $23,401,000 total notional amount of Eurodollar futures contracts as of March 31, 2007 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2007 and 2011 and hedge borrowings of between $2,389,000 and $100,000.
(2)	Comprised of eight interest rate caps maturing between 2008 and 2010 with strike rates between 3.84% and 10.50% as of March 31, 2007. Comprised of nine interest rate caps maturing between 2007 and 2010 with strike rates between 3.84% and 10.50% as of December 31, 2006.
(3)	Compromised of Eurodollar futures and Eurodollar future put option contracts with varying maturities between 2007 and 2011. The total notional amounts associated with the Eurodollar future contracts and Eurodollar put option contracts are $1,570,000 and $6,000,000, respectively.

The Company has designated certain Eurodollar futures contracts as cash flow hedges of the variability in interest payments associated with the Company’s forecasted borrowings used to fund the purchase of securities for its MBS investment portfolio. Accordingly, changes in the fair value of these derivatives are reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The Company recorded $1,160 in losses related to ineffectiveness during the three months ended March 31, 2007. The gains and losses on these cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

As a result of the reclassification of the Company’s securitized mortgage loan portfolio to held-for-sale classification and the Company’s current estimate of forecasted securitization borrowings, the Company de-designated certain cash flow hedges effective September 30, 2006. The Company is continuing to defer in other comprehensive income the gains and losses from these cash flow hedge transactions related to those future periods where the occurrence of the forecasted transaction is still probable. These gains and losses will be reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows.

The net effect of the Company’s hedges on the variability in interest payments was to decrease interest expense by $11,386 for the three months ended March 31, 2007. These hedging activities increased interest expense by $1,018 during the same period in 2006. The total net loss deferred in accumulated other comprehensive income relating to these derivatives was $35,059 at March 31, 2007. Of this amount, a net expense of $6,767 is expected to flow through the Company’s statement of operations over the next twelve months.

The Company also uses derivative instruments, including certain interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts and swaptions, to hedge certain mortgage-backed security and mortgage loan positions and related borrowings that are not designated as hedges under SFAS 133. For example, Eurodollar futures contracts have been used to hedge the financing for certain mortgage-backed security positions and commitments to purchase certain mortgage-backed securities. The Company also uses Eurodollar futures contracts to hedge its exposure on loan commitments. The changes in fair value on these derivatives are recorded to net investment income in the statement of operations. For the three months ended March 31, 2007, the Company recorded net losses of $8,836 on these derivatives.

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. As of March 31, 2007, the Company has $151,000 and $946,000 in commitments to originate and sell mortgage loans, respectively, and no commitments to purchase hybrid-ARM securities. The Company had no outstanding commitments to purchase mortgage loans or sell MBS as of March 31, 2007.

As of March 31, 2007, $946,000 of the total commitments to sell mortgage loans are considered derivatives and accounted for under SFAS 133. There were no gains or losses resulting from these derivatives as the rates at which the Company has committed to sell the loans approximates their fair value at March 31, 2007.

As of March 31, 2007, the Company had no open forward commitments to purchase in hybrid-ARM securities.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During three months ended March 31, 2007 and 2006, the Company recorded net gains and losses of $(85) and $992, respectively, related to these securities. As of March 31, 2007 and December 31, 2006, the Company held stock warrants with a fair value of $1,266 and $1,350, respectively.

5.	Income Taxes:

The parent company, FBR Group has elected real estate investment trust (REIT) status under the Internal Revenue Code. As a REIT, FBR Group is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group intends to distribute 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income.

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

The total income tax benefit recorded increased from $1,719 for the three months ended March 31, 2006 to $31,550 for the three months ended March 31, 2007. The increase is due to increased losses attributable to the Company’s taxable REIT subsidiaries. The subsidiaries generated pre-tax book losses of $167,458 and $2,457, respectively, during the three months ending March 31, 2007 and 2006. The Company’s effective tax rate was 18.8% for the three months ended March 31, 2007 compared to 69.9% for the three months ended March 31, 2006.

During the three months ended March 31, 2007, the Company recorded deferred tax expense of $18,818, representing the book/tax difference in the basis of its shares of FBR Capital Markets Corporation (FBR Capital Markets). Because the Company now intends to sell its investment down to just over a 50% interest in FBR Capital Markets, the book/tax difference on the shares over 50% is no longer considered a permanent difference. Additionally, during the three months ended March 31, 2007, the Company recorded a tax expense of $5,094 related to SFAS No. 123(R), “Share-Based Payment” (SFAS 123R), as restricted stock awards vested at share prices lower than the original grant date prices. Conversely, during the three months ended March 31, 2006, the Company recorded tax benefits of $802 due to favorable changes in state apportionment factors.

The disparity between the effective tax rates is due primarily to these discrete tax items as the Company’s effective tax rate would have been 33.0% and 37.3% during the three months ended March 31, 2007 and 2006, respectively, without these items.

The Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial. As of January 1, 2007, tax years subsequent to December 31, 2002 remained subject to examination.

6.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, FBR & Co. and FBR Investment Services, Inc. (FBRIS), are registered with the SEC and are members of the National Association of Securities Dealers, Inc. Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2007, FBR & Co. had net capital of $120,627 that was $114,476 in excess of its required net capital of $6,151. As of March 31, 2007, FBRIS and FBRIL had net capital in excess of required amounts.

7.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	172,850	172,850	170,728	170,728
Stock options (in thousands)	—	—	—	303

Weighted average common and common equivalent shares outstanding	172,850	172,850	170,728	171,031

Net (loss) earnings applicable to common stock	$(185,878)	$(185,878)	$26,554	$26,554

(Loss) earnings per common share	$(1.08)	$(1.08)	$0.16	$0.16

As of March 31, 2007 and 2006, respectively, 2,840,599 and 3,815,830 options to purchase shares of common stock were outstanding (each including 1,600 and 551,342 shares, respectively, associated with the Employee Stock Purchase and Loan Plan that are treated as options). For the three months ended March 31, 2007 and 2006, 2,838,999 and 2,682,594 of outstanding options were anti-dilutive, respectively. See Note 11 for additional information regarding outstanding options and restricted stock.

8.	Minority Interest

Minority interest represents Class A common shares of FBR Capital Markets issued to outside investors. As of March 31, 2007 and December 31, 2006, 18,281,575 and 18,000,000 shares, respectively, of the total FBR Capital Markets, outstanding shares of 64,622,846 and 64,000,000 shares, respectively, were issued to outside investors and not subject to forfeiture under share-based award agreements.

9.	Commitments and Contingencies:

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received on the sale of loans in the event that the loans are repaid within a specified time period subsequent to sale. The Company maintains a liability reserve for its repurchase and premium recapture obligations. The reserve is increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows for the periods indicated:

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$23,527	$12,457
Provision	26,737	6,069
Charge-offs	(14,809)	(4,719)

Balance at end of period	$35,455	$13,807

Litigation

As of March 31, 2007, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. et al. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleging misstatements and omissions concerning (i) the now concluded SEC and NASD investigations relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the alleged conduct of FBR and certain FBR officers and employees in allegedly facilitating certain sales of CompuDyne shares. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

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

First NLC has been named in a putative class action in the U.S. District Court for the Northern District of California (Stanfield, et al. v. First NLC Financial Services, LLC, Case No. C 06-3892 SBA). The complaint was brought on behalf of former and current First NLC employees who worked as loan officers, loan processors, and account managers, for alleged violations of the Fair Labor Standards Act. The complaint also alleges violations of California wage and hour laws, including claims for Unfair Competition, waiting-time penalties, and damages for missed meal and rest periods under California law. The court granted conditional class certification on November 1, 2006 for violations of the Fair Labor Standards Act and ordered circulation of a notice about the case on December 5, 2006. First NLC denies plaintiffs’ allegations in their entirety and intends to vigorously defend itself. This litigation is in its preliminary stages and the outcome of these types of cases is highly fact specific. We therefore cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time. We are aware that the number of cases involving alleged violations of the FSLA and state wage and hour laws have recently increased in the financial services industry and that a certain number of judgments and settlements involving these claims have already occurred.

Alleging claims similar to those in Stanfield, a group of plaintiffs who work (or worked) for First NLC as “funders” filed suit in the U.S. District Court for the Central District of California on January 30, 2007 (Sparrow-Milrot, et al. v. First NLC Financial Services, LLC, Case No. SA CV 07-0119 AHS RCX). Plaintiffs have not obtained class or collective action certification. First NLC denies plaintiffs’ allegations in their entirety and intends to vigorously defend itself, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time.

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

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of March 31, 2007, $33 was subject to such potential future reversal.

10.	Restructuring and Other Costs:

In March 2007, the Company’s non-prime mortgage origination subsidiary, First NLC, announced the closing of certain wholesale operations centers and the consolidation of this function into its facilities at Deerfield Beach, Florida and Anaheim, California. These restructuring actions, which included employee terminations, were taken in response to reduced origination volumes across the industry and to align the Company’s cost structure with the current operating environment. As a result, the Company recorded a charge of $41,337 related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. This charge includes a write-down of $36,101 related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded estimated fair value of these assets. As a result of these write-downs, the remaining balances of goodwill attributed to First NLC and intangible assets related to broker relationships were $28,900 and $-0-, respectively, as of March 31, 2007.

The consolidation of the operations centers into the remaining two facilities required a reduction in workforce and the termination of certain leases. The Company recognized a charge of $2,350 associated with severance payments and benefits of terminated employees. In addition, the Company recognized a charge of $1,948 associated with the termination of certain facility and equipment lease agreements. The Company also recognized expenses of $938 associated with the disposal of equipment at these leased facilities and professional fees associated with these restructuring activities.

The following table summarizes the activity related to the liability for restructuring costs and other special charges as of and for the three months ended March 31, 2007:

	Workforce Reduction	Consolidation of Operations Center and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in first quarter 2007	$2,350	$2,886	$36,101	$41,337
Non-cash charges	(258)	(339)	(36,101)	(36,698)
Payments	(111)	—	—	(111)

Liability as of March 31, 2007	$1,981	$2,547	$—	$4,528

11.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the three months ended March 31, 2007 and the year ended December 31, 2006:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2007
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

2006
December 13, 2006	December 29, 2006	January 31, 2007	$0.05
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

Stock Compensation Plans

FBR Group Long-term Incentive Plan (FBR Group Long-Term Incentive Plan)

Under the FBR Group Long-Term Incentive Plan, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock and other stock-based awards for up to 24,900,000 shares of Class A common stock to eligible participants in the Plan. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Group Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. The FBR Group Long-Term Incentive Plan replaced the FBR Group Stock and Annual Incentive Plan and the Non-Employee Director Stock Compensation Plan (the Prior Plans) (collectively, the Stock Plans), and shares that remained available for issuance under the Prior Plans became available under the FBR Group Long-Term Incentive Plan.

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

dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the three months ended March 31, 2006 was $2.25. No options were granted during the three months ended March 31, 2007.

As of March 31, 2007, there was $1,007 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plans relating to 537,294 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.2 years.

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

In connection with its formation, FBR Capital Markets established the FBR Capital Markets Long-Term Incentive Plan. Under the FBR Capital Markets Long-Term Incentive Plan, FBR Capital Markets may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to 5,569,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the year ended March 31, 2007: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.8%, and an expected life of 4.9 years for all grants. The weighted average fair value of options granted during the year ended March 31, 2007 was $5.24. No options were granted during the three months ended March 31, 2006.

As of March 31, 2007, there was $16,087 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the FBR Capital Markets Long-Term Incentive Plan relating to 3,863,242 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.4 years.

Stock Compensation Expense

FBR Group Stock Compensation Expense

Pursuant to SFAS 123R, compensation expense recognized in the statements of operations for options to purchase FBR Group common stock for the three months ended March 31, 2007 and 2006, were $327 and $422, respectively, and related tax benefits of $16 and $11, respectively. In addition, in accordance with the provisions of SFAS 123R, the Company recognized compensation expense of $92 relating to shares offered under the FBR Group Employee Stock Purchase Plan for the three months ended March 31, 2007.

FBR Capital Markets Stock Compensation Expense

Pursuant to SFAS 123R, compensation expense recognized in the statements of operations for options to purchase FBR Capital Markets common stock for the three months ended March 31, 2007 was $1,331 and a related tax benefit of $586. In addition, in accordance with the provisions of SFAS 123R, the Company recognized compensation expense of $292 relating to shares offered under the FBR Capital Markets Employee Stock Purchase Plan for the three months ended March 31, 2007.

Restricted Stock

FBR Group Restricted Stock

From time to time, the Company grants shares of FBR Group restricted common stock to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the three months ended March 31, 2007 and 2006, the Company granted 1,526 shares and 538,098 shares, respectively, of such restricted FBR Group Class A common stock at weighted average share prices of $7.34 per share and $9.81 per share, respectively. As of March 31, 2007 and December 31, 2006, a total of 1,585,941 and 1,819,431, respectively, shares of such FBR Group restricted Class A common stock was outstanding with total unrecognized compensation cost related to unvested shares of $7,593 and $9,878, respectively. For the three months ended March 31, 2007 and 2006, the Company recognized $1,700 and $3,267 of compensation expense related to this FBR Group restricted stock.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted FBR Group Class A common stock in lieu of cash payments. These restricted FBR Group Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. During the three months ended March 31, 2007 and 2006, the Company issued 8,650 and 512,853 shares, respectively, of FBR Group restricted Class A common stock valued at $63 and $5,679, respectively, to the trust in settlement of such accrued incentive compensation.

FBR Capital Markets Restricted Stock

From time to time, the Company grants restricted shares of FBR Capital Markets common stock to employees that vest ratably over a three year period or cliff-vest at the end of three years, based on continued employment over these specified periods. As of March 31, 2007, a total of 341,271 shares of such FBR Capital Markets restricted Class A common stock was outstanding, at a weighted average share price of $15.34, with total unrecognized compensation cost related to unvested shares of $4,918. No shares were granted prior to January 1, 2007.

For the three months ended March 31, 2007 and 2006, the Company recognized $316 and $-0- of compensation expense related to this FBR Capital Markets restricted stock.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted FBR Capital Markets common stock in lieu of cash payments. These restricted FBR Capital Markets common stock shares are issued to an irrevocable trust and are not returnable to the Company. During the three months ended March 31, 2007 and 2006, the Company issued 118,241 and -0- shares, respectively, of FBR Capital Markets restricted common stock valued at $1,804 and $-0-, respectively, to the trust in settlement of such accrued incentive compensation.

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group stock-based compensation plans described previously. In March 2007, in accordance with the Company’s share repurchase program, 100,000 shares were repurchased by the Company at a cost of $582. There were no repurchases during the year ended December 31, 2006.

12.	Segment Information:

The Company considers its capital markets, asset management, principal investing, and mortgage banking operations to be four separately reportable segments.

The capital markets segment includes the Company’s investment banking and institutional sales, trading, and research areas. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee based asset management operations. The Company’s principal investing segment includes mortgage related investment activities, and substantially all of the Company’s equity security investing activities. The Company’s mortgage banking segment includes the origination and sale of non-conforming residential mortgage loans.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. These transactions include investment banking activities provided by the capital markets segment to other segments and the sale of mortgage loans between the mortgage banking and principal investing segments. The following tables illustrate the financial information for the Company’s segments for the periods indicated.

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Consolidated Totals
Three months ended March 31, 2007
Net revenues	$131,905	$7,536	$(27,450)	$(99,644)	$12,347
Operating income (loss)	23,947	(1,673)	(45,327)	(192,127)	(215,180)
Three months ended March 31, 2006
Net revenues	$103,114	$7,436	$46,241	$20,033	$176,824
Operating income (loss)	6,699	(2,911)	29,861	(8,814)	24,835

13.	Recent Accounting Pronouncements:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140.” The statement permits interests in hybrid financial assets that contain an embedded derivative that would require bifurcation to be accounted for as a single financial instrument at fair value with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company adopted SFAS 155 effective January 1, 2007. Adoption of SFAS 155 did not have a material effect on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). This statement is effective for the fiscal years that beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of adoption of SFAS 159.

In July 2006, the FASB released FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 effective January 1, 2007 (see Note 5 to the financial statements).

14.	Subsequent Event:

In April 2007, the Company terminated its $180,000 364-day senior secured credit agreement with various financial institutions. The Company never made a draw under this secured credit agreement. The Company believes that its existing cash balances, cash flows from operations, borrowing capacity and other sources of liquidity are sufficient to meet its cash requirements. The Company is not required to pay any termination fee or penalty as a result of the termination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (FBR, FBR Group, the Company, “we, us or our”) should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 2007 and December 31, 2006, and the Notes thereto and the Company’s 2006 Annual Report on Form 10-K.

Executive Summary

Our revenues consist primarily of capital raising revenue and advisory fees in investment banking; agency commissions and principal transactions in institutional brokerage; base management fees and incentive allocations and fees in asset management; and net interest income, net investment income, earnings from investment funds, and dividend income in principal investing and net interest income and premiums from sales of mortgage loans in mortgage banking.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These businesses units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits can be subject to significant volatility from period to period.

The operating income from our capital markets segment increased from $6.7 million for the first quarter of 2006 to $23.9 million for the first quarter of 2007. This increase is primarily attributable to an increase in investment banking revenues during 2007 reflecting a higher volume of capital raising activity in our real estate and energy sectors. Our institutional brokerage sales and trading net revenues decreased by $5.0 million during 2007, which is primarily attributable to a decrease in revenues from principal transactions, reflecting the fact that first quarter 2006 included higher than normal secondary trading in primary transactions completed in December 2005. Additionally, during 2006, we conducted fixed income trading activities, primarily related to mortgage-backed, asset-backed and other structured securities that are not comparable to the first quarter of 2007. During the third quarter of 2006, we made a decision to sell our fixed income trading positions and not redeploy capital to this trading activity. Compensation and benefits costs within our capital markets segment increased by $15.0 million during 2007 as a result of the increased variable compensation due to increased capital markets revenues.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.8 billion at March 31, 2007 increasing from $2.4 billion at December 31, 2006. Net assets under management increased during the first quarter of 2007 based on the re-opening of the FBR Small Cap Value mutual fund and fund performance during the first quarter of 2007. The operating loss from our asset management activities decreased from an operating loss of $2.9 million for the first quarter of 2006 to an operating loss of $1.7 million for the first quarter of 2007. The decrease in operating loss is primarily attributable to an increase in net revenues during the first quarter of 2007 as a result of an increase in average assets under management and the fees earned from those assets.

We recorded $5.5 million in base management fees (including mutual fund administrative fees) for the three months ended March 31, 2007 as compared to $5.1 million for the three months ended March 31, 2006. Our annualized effective fee during the quarter on the period end net assets under management was 80 basis points.

Mortgage Banking

We conduct our mortgage banking activities primarily through our subsidiary First NLC (FNLC), a residential mortgage banking company originating and acquiring primarily non-conforming mortgage loans in 45 states across the United States.

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

During the first quarter of 2007, First NLC, incurred a net loss of $124.2 million, this loss was primarily attributable to a decline in value of the loans held and originated during the first quarter 2007 due to the deterioration in the market for non-prime loans during the quarter, reflecting the effects of industry-wide increases in early payment default requests from loan investors as well as the surplus of non-prime loans in the market. As a result of the decline in value and increased early payment defaults during the first quarter of 2007, the Company recognized a provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances, of $125.3 million. Also, due to the decline in the non-prime industry, in March 2007, First NLC announced the closing of certain wholesale operations centers and the consolidation of this function into its facilities at Deerfield Beach, Florida and Anaheim, California. These restructuring actions, which included employee terminations, were taken in response to reduced origination volumes across the industry and to align the company’s cost structure with the current operating environment. As a result, the Company recorded a charge of $41.3 million related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. This charge includes a write-down of $36.1 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded estimated fair value of these assets. As a result of these write-downs, the remaining balances of goodwill attributed to FNLC and intangible assets related to broker relationships were $28.9 million and $-0-, respectively, as of March 31, 2007. The remaining charge of $5.2 million primarily relates to the termination of employees and costs associated with certain facility and equipment leases.

In March 2007, we announced that we were evaluating all strategic alternatives for First NLC that would reduce our exposure to the non-prime sector. These include, among other alternatives, the possibility of a sale or third-party recapitalization of the business. While we cannot give any assurances with regard to the execution of a specific alternative, we intend to implement one of the alternatives during the second quarter of 2007. Further, First NLC has made extensive modifications to its lending guidelines and enacted significant cost restructuring initiatives. These guideline changes are resulting in substantially lower origination volumes - from approximately $8 billion on an annualized basis in the fourth quarter of 2006 to less than $2 billion currently - and an increase in the value of loans originated. These steps, together with the implementation of any one of the alternatives under consideration, will substantially reduce our financial risk with respect to our ownership of this business.

Principal Investing

Our principal investing activity consists primarily of investments in mortgage-backed securities (MBS), non-conforming mortgage loans, merchant banking investments and investments in investment funds.

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

Mortgage-Backed Securities

We invest in agency-backed and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing in hybrid-ARM mortgage-backed securities financed by short-term commercial paper and repurchase agreement borrowings. The Company recorded net interest income of $17.1 million from MBS held in our principal investment portfolio during the first quarter of 2007 compared to $3.3 million during the first quarter of 2006. The increase during 2007 is due to the increase in average MBS investments to $7.3 billion during the first quarter of 2007 as compared to $3.1 billion during the first quarter of 2006.

Non-conforming Mortgage Loans

The revenues from the securitized non-conforming mortgage loan portfolio are generated primarily from interest income. Interest expense we pay on the related funding source offsets the interest income. The Company recorded net interest income of $21.3 million from the securitized non-conforming mortgage loans held at the REIT during the first quarter of 2007. In addition, the Company recognized a lower of cost or market write-down of $34.4 million in the first quarter of 2007 relating to these loans.

Securitized mortgage loans held for sale at the REIT, net, were comprised of the following as of March 31, 2007 (dollars in thousands):

Principal balance	$4,036,704
Valuation allowance for lower of cost or market value	(50,554)

Loans held for sale, net	$3,986,150

As of March 31, 2007, $4.1 billion of asset-backed debt securities is outstanding. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of the debt is reduced as the underlying loan collateral is paid down.

Merchant Banking

The total value of FBR’s merchant banking portfolio and other long-term investments was $149.8 million as of March 31, 2007. Of this total, $109.4 million was held in the merchant banking portfolio, $31.4 million was held in alternative asset funds, and $9.0 million was held in other long-term investments. Net unrealized gains in the merchant banking portfolio included in Accumulated Other Comprehensive Income (AOCI) totaled $20.7 million as of March 31, 2007.

In the first quarter of 2007, we recorded $17.0 million in other than temporary impairment write-downs on certain merchant banking investments in the non-prime mortgage industry. These write-downs were recorded as part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other than temporary impairments and its related assessment of cost method investments. We also recognized $2.7 million in realized losses from sales of merchant banking investments and earned $1.0 million in dividend income during the first quarter of 2007.

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net income decreased from $26.6 million in the first quarter of 2006 to a net loss of $185.9 million in the first quarter of 2007. The loss for the first quarter is primarily attributable to the Company’s non-prime mortgage-related businesses, of which First NLC, FBR Group’s non-prime mortgage origination subsidiary, is the principal component. During the first quarter, First NLC lost $124.2 million on an after-tax basis, which includes a $36.1 million write-down of goodwill and intangible assets and $5.2 million of restructuring and other costs.

In addition, there were $21.8 million in realized losses and write-downs in the value of certain non-prime mortgage investments in the Company’s merchant banking and other long-term investment portfolio. Lastly, the Company recognized a $34.4 million non-cash, lower-of-cost or market value write-down on its securitized non-prime mortgage loans. These losses were offset by an increase in capital markets earnings due to increased investment banking revenues of $34.5 million during the first quarter of 2007, and a $31.6 million tax benefit was recognized in the first quarter of 2007 as compared to a $1.7 million income tax benefit recorded in the first quarter of 2006.

The Company’s net revenues decreased 93.0% from $176.8 million in 2006 to $12.3 million in 2007 due to the following changes in revenues and interest expense:

Capital raising revenue increased 46.6% from $66.3 million in 2006 to $97.2 million in 2007. The increase is attributable to an increase in amounts raised in sole managed private placement transactions completed in 2007 as compared to 2006. The higher volume of capital raising activity related primarily to our real estate and energy sectors. We completed 2 private placements during 2007 generating $58.2 million in revenues compared to 5 private placements in 2006 generating $41.8 million in revenues. In addition, during 2007 we lead or co-lead managed 7 public offerings raising $1.3 billion, compared to 7 public offerings raising $0.9 billion in 2006.

Advisory revenue increased 124.1% from $2.9 million in 2006 to $6.5 million in 2007 as a result of the transaction with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions during the first quarter of 2007.

Institutional brokerage revenue from agency commissions and principal transactions decreased 11.0% from $29.1 million in 2006 to $25.9 million in 2007 as a result of increases in trading volume due to our expansion of sales and trading personnel more than offset by a decrease in trading gains. In addition, during 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $1.8 million, reflecting $17.7 million in interest income, a net investment loss of $1.2 million and $14.7 million of interest expense. There was no comparable activity during 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 7.8% from $5.1 million in 2006 to $5.5 million in 2007. The increase is primarily attributable to the increase in average net assets under management in 2007 due in large part to the re-opening of the FBR Small Cap Value mutual fund, as well as an increase in mutual fund administrative fees due to an increase in average mutual fund assets under management. Asset management incentive allocations and fees decreased 90.0% from $1.0 million in 2006 to $0.1 million in 2007 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $(119.4) million for the three months ended March 31, 2007 compared to $80.9 million for the three months ended March 31, 2006. The decrease in net revenues is primarily the result of losses incurred at First NLC during 2007, a write-down of securitized mortgage loans in 2007, an increase in other-than-temporary impairment charges relating to equity securities and a decrease in the dividends on merchant banking investments (dollars in thousands):

	For the quarter ended March 31,
	2007	2006
Net interest income	$46,169	$41,178
Net investment (loss) income—principal investing	(59,713)	25,281
Dividend income	959	3,699
Net investment (loss) income—mortgage banking	(106,859)	10,738

	$(119,444)	$80,896

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Three months ended March 31, 2007			Three months ended March 31, 2006
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$7,347,070	$106,836	5.82%	$3,061,759	$34,734	4.54%
Mortgage loans	5,677,514	100,899	7.11%	7,808,224	136,818	7.01%
Reverse repurchase agreements	—	—	—%	144,930	1,804	4.98%

	$13,024,584	207,735	6.38%	$11,014,913	173,356	6.29%

Other (1)		491			829

		208,226			174,185
Repurchase agreements	$2,805,103	(37,290)	(5.32)%	$705,948	(7,874)	(4.46)%
Commercial paper	3,887,274	(52,267)	(5.38)%	2,270,743	(25,278)	(4.45)%
Mortgage financing credit facilities	1,281,561	(19,282)	(6.02)%	1,225,561	(16,180)	(5.28)%
Securitization	4,325,103	(64,604)	(5.98)%	6,460,658	(82,657)	(5.12)%
Derivative contracts (2)	—	11,386		—	(1,018)

	$12,299,041	(162,057)	(5.27)%	$10,662,910	(133,007)	(4.99)%

Net interest income/spread		$46,169	1.11%		$41,178	1.30%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income increased by $5.0 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase was due to an increase in the average balance of mortgage backed securities offset by increased borrowing costs due to continued increases in short term interest rates. Amortization expense totaled $3.3 million in the first quarter of 2007 compared to $8.5 million in the first quarter of 2006. This decrease in amortization expense is a result of both the repositioning of the MBS portfolio during 2006 and the reclassification of the mortgage loans held at the REIT from held for investment to held for sale.

Net interest income from the MBS portfolio increased by $13.8 million from $3.3 million in 2006 to $17.1 million in 2007 reflecting the increase in average MBS investments and an increase in the net interest spread earned on the portfolio from 0.09% in 2006 to 0.46% in 2007.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $100.9 million with related interest expense of $72.4 million, resulting in net interest income of $28.5 million for the quarter ended March 31, 2007. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $138.6 million with related interest expense of $100.5 million, resulting in net interest income of $38.1 million for the quarter ended March 31, 2006. The decrease in 2007 is primarily the result of the decrease in average mortgage loans in 2007 as compared to 2006, reflecting the effects of principal repayments in the securitized loan portfolio.

In addition to net interest income, the Company recorded $1.0 million in dividend income from its merchant banking equity investment portfolio in 2007, compared to $3.7 million during 2006. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The Company realized a net investment loss of $59.7 million during 2007 compared to net investment income of $25.3 million in 2006. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	Three months ended March 31,
	2007	2006
Securitized mortgage loans held-for-sale—lower of cost or market adjustments	$(34,400)	$—
Available for sale and cost method securities—other-than-temporary impairments	(17,000)	—
Realized gains on sale of equity investments and mortgage-backed securities	1,697	19,602
Income from investments funds	1,104	1,775
Gains on investment securities—marked-to-market, net	(1,124)	1,171
Other, net	(9,990)	2,733

	$(59,713)	$25,281

In determining the lower-of-cost or market value of the securitized mortgage loans, the Company considered various factors effecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. Based on such factors, the Company assesses the present value of expected loan cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance. Since the loans are collateral for the Company’s non-recourse securitization borrowings, the Company’s assessment of value also considers the impact of the expected loan cash flows on the respective securitization borrowings and the resulting value of the residual interests in the securitizations that have been retained by the Company. Significant assumptions used by the Company in determining this value were supported by comparison to available market data for similar portfolios and transactions as well as a third party valuation of the residual interests in the securitization transactions.

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

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded other-than-temporary impairment charges of $17.0 million relating to marketable equity securities and cost method investments in 2007. This compares no impairment charges during the three months ended March 31, 2006.

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

During the three months ended March 31, 2007 and 2006, the Company sold $1.2 billion and $1.5 billion of loans, respectively, and earned a gross premium of 1.58% and 1.59%, respectively. During the first quarter of 2007, the provision for losses increased significantly as compared to the prior year reflecting the effects of an industry-wide increase in requests for buy-backs of loans related to early pay defaults. For the three months ended March 31, 2007, the $125.3 million provision for losses reflects a $95.6 million lower of cost or market write-down on loans held by First NLC during the first quarter. The components of net investment (loss) income from mortgage banking activities are as follows (dollars in thousands):

	Three months ended March 31,
	2007	2006
Gross gain from loan sale transactions, including hedge activities	$18,599	$23,836
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(125,254)	(7,250)
Direct loan origination costs, net of fees earned	(204)	(5,848)

	$(106,859)	$10,738

Other revenues decreased 18.0% from $5.0 million in 2006 to $4.1 million in 2007 primarily due to a decrease in interest income related to warehouse financing.

The provision for loan losses on the securitized loan portfolio recorded during the three months ended March 31, 2006 reflects loan loss provisions recorded prior to the reclassification of the portfolio from held for investment to held for sale in September 2006. As of September 30, 2006, and subsequently, lower of cost or market valuation adjustments have been recorded in net investment income (loss) in the statements of operations.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $6.0 million in 2006 to $6.7 million in 2007 due to increased interest rates associated with these floating rate borrowings and the increase in the average balance outstanding for the year.

Total non-interest expenses increased 49.7% from $152.0 million in 2006 to $227.5 million in 2007. This increase was caused by the following fluctuations in non-interest expenses:

Compensation and benefits expense increased 24.6% from $83.5 million in 2006 to $104.0 million in 2007. This increase is primarily due to a $19.2 million increase in variable compensation associated primarily with increased investment banking revenues.

Professional services decreased 2.8% from $14.3 million in 2006 to $13.9 million in 2007 primarily due to reductions in legal and consulting costs in 2007.

Business development expenses decreased 2.1% from $14.1 million in 2006 to $13.8 million in 2007. This decrease is primarily due to a decrease in expenses associated with investment banking transactions.

Clearing and brokerage fees increased 17.4% from $2.3 million in 2006 to $2.7 million in 2007. The increase is due to increased equity trading volumes.

Occupancy and equipment expense increased 17.0% from $11.2 million in 2006 to $13.1 million in 2007. This overall increase is primarily due to the investments made in upgrading our technology and office space, subsequent to the first quarter of 2006.

Communications expense increased 26.8% from $5.6 million in 2006 to $7.1 million in 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflects the Company’s investments in its technology infrastructure including its data center and disaster recovery systems.

Other operating expenses increased 51.0% from $21.0 million in 2006 to $31.7 million in 2007. This change is primarily due to an increase in accrued costs associated with FNLC litigation as well as an increase in 12-b(1) fees.

In March 2007, First NLC announced the closing of three wholesale operations centers and the consolidation of this function into its facilities at Deerfield Beach, Florida and Anaheim, California. These restructuring actions, which included employee terminations, were taken in response to reduced origination volumes across the industry and to align the company’s cost structure with the current operating environment. As a result, the Company recorded a charge of $41.3 million related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. This charge includes a write-down of $36.1 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded estimated fair value of these assets. The remaining charge of $5.2 million primarily relates to the termination of employees and certain facility and equipment leases.

The total income tax provision changed from a $1.7 million tax benefit in 2006 to a $31.6 million tax benefit in 2007 due to the current year losses at the Company’s taxable REIT subsidiaries. Our tax provision relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 69.9% in 2006 as compared to 18.8% in 2007. The disparity between the effective tax rates is due primarily to discrete income tax charges during 2007 of $5.1 million relating to SFAS 123R and recognition of deferred tax expense of $18.8 million on the book/tax basis difference in FBR Capital Markets Corporation shares. Additionally, the annualized effective tax rate for the three months ended March 31, 2006 was higher due to favorable changes in state apportionment factors of $0.8 million. Without these discrete items, the effective income tax rates would have been 33.0% and 37.3% during the three months ended March 31, 2007 and 2006, respectively.

Minority interest in earnings of consolidated subsidiary of $3.1 million represents minority interest holders’ share of earnings of FBR Capital Markets Corporation for the first quarter of 2007. Prior to the July 2006 private offering of FBR Capital Markets Corporation Common Stock to outside investors, the entities comprising FBR Capital Markets Corporation were wholly-owned subsidiaries of the Company, therefore, minority interest in earnings of consolidated subsidiary was not applicable in the first quarter of 2006.

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

Cash Flows

As of March 31, 2007, the Company’s cash and cash equivalents totaled $451.0 million representing a net increase of $261.0 million for the quarter ended March 31, 2007. The increase is primarily attributable to the sale of mortgaged-backed securities at FBR Capital Markets Corporation with the proceeds being reinvested in money market funds. Of the $451.0 million of cash and cash equivalents, $430.4 million was held by FBR Capital Markets Corporation, a 72% owned subsidiary. The use of these funds by the Company or other consolidated subsidiaries would most likely be subject to approval by the FBR Capital Markets Corporation Board of Directors.

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreement and commercial paper borrowings. Excess cash is used to pay down short-term borrowings and cash is provided by increasing short-term borrowings within the Company’s leverage policies. Additionally, MBS securities may be liquidated within relatively short time periods to provide additional liquidity. During the three months ended March 31, 2007, the Company utilized these financing strategies to provide liquidity to support cash needs at First NLC.

The cash used in operating activities of $243.6 million was attributable to the increase in the non-securitized mortgage loans originated by First NLC offset by the $66.2 million in cash inflows generated from operating earnings net of non-cash charges included in the Company’s net loss of $185.9 million.

The cash provided by investing activities of $1.5 billion relates primarily to the sale and receipt of proceeds for mortgage-backed securities and securitized mortgage loans. These decreases in investments generated a substantial portion of the net cash used in financing activities of $1.0 billion as the financing for these investments was paid down with the required proceeds. This decrease in financing was offset by the funding required for the increase in the non-securitized loans originated by First NLC.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of March 31, 2007, liquid assets consisted primarily of cash and cash equivalents of $451.0 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $5.8 billion in MBS, $5.2 billion in non-conforming mortgage loans, $149.8 million in long-term investments, $22.4 million in trading securities, a receivable due from servicer of $64.5 million, and a receivable due from our clearing broker of $30.5 million at March 31, 2007. The Company’s total assets decreased from $13.4 billion at December 31, 2006 to $12.3 billion as of March 31, 2007. The decline in total assets reflects the effects of principal payments received on mortgage loans without any new investments in mortgage loans to be held for investment, sales of mortgage trading assets and net sales of available-for-sale mortgage-backed securities.

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

As of March 31, 2007, our mortgage-backed securities portfolio was comprised primarily of agency-backed ARM and hybrid-ARM securities. Excluding principal receivable, which totaled $52.0 million, the total par and fair value of the portfolio was $5.7 billion. As of March 31, 2007, the weighted average coupon of the portfolio was 6.09%. Our portfolio of non-conforming mortgage loans is also comprised substantially of hybrid-ARMs. As of March 31, 2007, the principal balance of the mortgage loan portfolio was $5.2 billion and the weighted average coupon was 7.56%.

The actual yield on the MBS is affected by the price paid to acquire the investment. Our cost basis in MBS is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. The MBS portfolio had a premium of $52.8 million (.93% of the unpaid par value).

Net unrealized gains related to our merchant banking investments that are included in accumulated other comprehensive loss in our balance sheet totaled $20.7 million as of March 31, 2007. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is other than temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

The following table provides additional detail regarding the Company’s merchant banking investments as of March 31, 2007 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	March 31, 2007
Merchant Banking Investments	Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Accredited Home Lenders Holding Co. (1)	253,692	$2,352	$2,352
Amtrust Financial Services, Inc.	2,558,994	16,749	27,023
Asset Capital Corporation, Inc. (2)	948,766	7,500	7,500
Castlepoint Holdings Ltd.	500,000	4,650	8,175
Cmet Finance Holdings, Inc. (1)(2)	65,000	975	975
Cypress Sharpridge Investment, Inc. (2)	537,604	5,000	5,000
ECC Capital Corporation (1)	3,940,110	1,576	1,576
Government Properties Trust, Inc. (1)	210,000	1,894	2,247
Horsehead Corporation (2)	17,582	215	215
Legacy Reserves LP.	619,133	9,894	16,964
NNN Realty Advisors, Inc. (2)	537,634	5,000	5,000
Quanta Capital Holdings Ltd. (1)	2,870,620	5,282	6,000
RAIT Financial Trust	231,173	7,945	6,459
Star Asia Financial (2)	800,000	7,440	7,440
Vintage Wine Trust, Inc. (2)	1,075,269	10,000	10,000
Preferred equity investment (1)(2)		2,500	2,500

Total Merchant Banking Investments		$88,972	$109,426
Investment funds			31,355
Other investments			3,275
Investment securities—marked to market			5,737

Total Long-Term Investments			$149,793

(1)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges.
(2)	As of March 31, 2007 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions

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

As of March 31, 2007, the Company’s liabilities totaled $11.1 billion, which resulted in a leverage ratio (liabilities to equity) of 11.3 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding, securitization financing and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings, Inc. Such long-term debt issuances have totaled $317.5 million. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of March 31, 2007, we had $323.5 million of long-term corporate debt and the weighted average interest rate on these securities was 7.99%.

During 2005, the Company completed nine securitization transactions and issued a series of multi-class mortgage-backed bonds. Depending on the structure of the securitizations, the Company accounts for the securitizations as either “sales” or “financing” transactions in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For securitizations that qualify as sales, the Company transfers the loans into the securitization trust and records retained financial and servicing assets or liabilities, if any, and recognizes a gain or loss on sale from the transaction. For securitizations that are accounted for as financings, the transferred loans remain on the balance sheet and are recorded as collateral and the mortgage-backed bonds issued are recorded as debt. There were no securitization transactions during 2007.

As of March 31, 2007, the Company had outstanding securitization financing liabilities of $4.1 billion. These liabilities, which consolidate in the Company’s financial statements, are secured solely by mortgage loans held by the trusts, and are non-recourse to the Company. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of debt is reduced as the underlying loan collateral is paid down. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.78% as of March 31, 2007.

In October 2006, we entered into a $180 million, 364-day senior secured credit agreement with various financial institutions. There were no borrowings outstanding under this facility during 2007. This credit agreement was terminated effective April 17, 2007. We were not required to pay any termination fee or penalty as a result of the termination.

Georgetown Funding is a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program, and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement, and repurchase agreements we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $12 billion of mortgage-backed securities. There were $3.4 billion of borrowings outstanding as of March 31, 2007.

Arlington Funding is a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and providing warehouse financing in the form of reverse repurchase agreements to mortgage originators with which we have a relationship. We serve as administrator for Arlington Funding’s commercial paper program and provide collateral as well as guarantees for commercial paper issuances. Through these arrangements we are the primary beneficiary of Arlington Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Arlington Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our financing capacity through Arlington Funding is $5 billion. There were no borrowings outstanding as of March 31, 2007.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans and certain of its mortgage-backed securities.

The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.63% to 1.25% based on the nature of the mortgage collateral.

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

	March 31, 2007			December 31, 2006
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities
Outstanding balance	$3,425,432	$1,855,759	$1,158,068	$3,971,389	$2,116,813	$942,517
Weighted-average rate	5.37%	5.31%	6.05%	5.41%	5.34%	6.05%
Weighted-average term to maturity (1)	20.7 days	18.9 days	NA	18.3 days	21.9 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. (NASD). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of March 31, 2007, FBR & Co. had total regulatory net capital of $120.6 million, which exceeded its required net capital of $6.2 million by $114.4 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

During 2007 and 2006, we declared dividends as specified in the following table.

Declaration Date	Record Date	Payment Date	Dividends Per Share
2007
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

2006
December 13, 2006	December 29, 2006	January 31, 2007	$0.05
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (1)	$—	$970	$970	$970	$970	$319,586	$323,466
Minimum rental and other contractual commitments	11,796	22,768	15,934	14,596	12,624	40,713	118,431
Securitization financing on loans held for sale (2)	—	—	—	—	—	4,115,266	4,115,266
Capital commitments (3)	—	—	—	—	—	—	—

	$11,796	$23,738	$16,904	$15,566	$13,594	$4,475,565	$4,557,163

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through FBR TRS Holdings. Based on the 3-month LIBOR of 5.36% as of March 31, 2007, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317.5 million of long-term debt securities would be approximately $25.4 million for the year ending December 31, 2007. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior to stated maturities due to borrower prepayments and/or possible clean-up calls.
(3)	The table above excludes $6.0 million of uncalled capital commitments as of March 31, 2007 to various investment partnerships that may be called over the next ten years.

The Company also has short term commercial paper and repurchase agreement liabilities of $3.4 billion and $3.0 billion, respectively, as of March 31, 2007. See Note 3 to the financial statements for further information.

As of March 31, 2007, the Company had made interest rate lock agreements with borrowers for the origination of new mortgage loans and entered into commitments to sell mortgage loans of $151 million and $946 million, respectively.

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

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is primarily subject to interest-rate risk as a result of its principal investment and mortgage banking activities. Through its principal investment and mortgage banking activities, the Company invests in mortgage-backed securities and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparties to the Company’s derivative agreements at March 31, 2007 are U.S. financial institutions.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at March 31, 2007.” Management’s estimate of change in value for mortgage loans and mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. The estimated change in value of the mortgage loans and mortgage-backed securities reflect an effective duration of 0.50 and 1.00, respectively.

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

	Value at March 31, 2007	Value at March 31, 2007 with 100 basis point increase in interest rates	Percent Change	Value at March 31, 2007 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$5,783,273	$5,721,103	(1.07)%	$5,836,768	0.92%
Mortgage loans	5,169,489	5,125,809	(0.84)%	5,177,191	0.15%
Derivative assets	22,011	43,770	98.86%	13,756	(37.50)%
Other	1,295,510	1,295,510	—	1,295,510	—

Total assets	$12,270,283	$12,186,192	(0.69)%	$12,323,225	0.43%

Liabilities
Repurchase agreements and commercial paper	$6,439,259	$6,439,259	—	$6,439,259	—
Securitization financing	4,100,975	4,100,975	—	4,100,975	—
Derivative liabilities	41,247	(3,225)	(107.82)%	89,340	116.60%
Other	556,841	556,841	—	556,841	—

Total liabilities	11,138,322	11,093,850	(0.40)%	11,186,415	0.43%
Minority interest	142,748	142,748	—	142,748	—
Shareholders’ equity	989,213	949,594	(4.01)%	994,062	0.49%

Total liabilities and shareholders’ equity	$12,270,283	$12,186,192	(0.69)%	$12,323,225	0.43%

Book value per share	$5.72	$5.49	(4.01)%	$5.75	0.49%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of March 31, 2007 (dollars in thousands, except per share amounts).

	Value at March 31, 2007	Value of Equity at March 31, 2007 with 10% Increase in Price	Percent Change	Value of Equity at March 31, 2007 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$70,796	$77,876	10.00%	$63,716	(10.00)%
Equity method investments	31,355	34,491	10.00%	28,219	(10.00)%
Investment securities-marked to market	5,737	6,311	10.00%	5,163	(10.00)%
Other long-term investments	3,275	3,603	10.00%	2,947	(10.00)%
Trading securities-equities	22,202	24,422	10.00%	19,982	(10.00)%
Other	12,136,918	12,136,918		12,136,918

Total assets	$12,270,283	$12,283,621	0.11%	$12,256,945	(0.11)%

Liabilities	$11,138,322	$11,138,322		$11,138,322

Minority Interest	$142,748	$144,135	0.97%	$141,361	(0.97)%
Shareholders’ Equity
Common stock	1,744	1,744	—	1,744	—
Paid-in-capital	1,564,671	1,564,671	—	1,564,671	—
Employee stock loan receivable	(12)	(12)	—	(12)	—
Accumulated other comprehensive income	(4,540)	2,540	155.95%	(11,620)	(155.95)%
Accumulated retained deficit	(572,650)	(567,779)	0.85%	(577,521)	(0.85)%

Total shareholders’ equity	989,213	1,001,164	1.21%	977,262	(1.21)%

Total liabilities and shareholders’ equity	$12,270,283	$12,283,621	0.11%	$12,256,945	(0.11)%

Book value per share	$5.72	$5.79	1.21%	$5.65	(1.21)%

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer, Eric F. Billings, and principal financial officer, Kurt R. Harrington, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Eric F. Billings and Kurt R. Harrington concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads, and mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel, and general economic, political, and market conditions. We will not necessarily update the information presented in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business see our Form 10-K for 2006 and especially the section “Risk Factors.”

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Except as described below, as of March 31, 2007, we were not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on our financial condition or statements of operations. We are a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to our various businesses.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. A consolidated amended complaint has been filed asserting claims under the

Securities Exchange Act of 1934 and alleging misstatements and omissions concerning (i) the now concluded SEC and NASD investigations described below relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the alleged conduct of FBR and certain FBR officers and employees in allegedly facilitating certain sales of CompuDyne shares. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

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

Alleging claims similar to those in Stanfield, a group of plaintiffs who work (or worked) for First NLC as “funders” filed suit in the U.S. District Court for the Central District of California on January 30, 2007 (Sparrow-Milrot, et al. v. First NLC Financial Services, LLC, Case No. SA CV 07-0119 AHS RCX). Plaintiffs have not obtained class or collective action certification. First NLC denies plaintiffs’ allegations in their entirety and intends to vigorously defend itself, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time.

Item 1A.	Risk Factors

As of March 31, 2007, there have been no material changes in the risk factors of the Company as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth on a monthly basis information with respect to repurchases by the Company of shares of its Class A common stock during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2007	—	—	—	—
February 1 to February 28, 2007	—	—	—	—
March 1 to March 31, 2007	100,000	$5.80	100,000	13,900,000

Total	100,000	$5.80	100,000	13,900,000

(1)	In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14,000,000 shares of the Company’s Class A common stock from time to time. In March 2007, the Company announced that it would begin repurchasing shares from time to time in accordance with this share repurchase program.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003).

3.02	Bylaws, amended as of March 20, 2007.

11.01	Statement regarding Computation of Per Share Earnings (see Part I, Item 1, Note 7 to the Registrant’s Consolidated Financial Statements (omitted pursuant to Item 601(a)(ii) of Regulation S-K).

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Section 302 Certification of Chief Executive Officer.

31.02	Section 302 Certification of Chief Financial Officer.

32.01	Section 906 Certification of Chief Executive Officer.

32.02	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 10, 2007