Form 10-Q
period 2007-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2007-08-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2007:

Title	Outstanding
Class A Common Stock	162,284,715 shares
Class B Common Stock	13,225,249 shares

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$505,940	$189,956
Restricted cash	110	132
Receivables:
Interest	56,728	68,981
Due from servicer	63,913	64,740
Securities sold	261,918	—
Other	48,230	83,528
Investments:
Mortgage-backed securities, at fair value	6,047,375	6,870,661
Loans held for sale, net	3,681,090	5,367,934
Long-term investments	222,086	185,492
Trading securities, at fair value	43,363	18,180
Due from clearing broker	19,621	28,999
Derivative assets, at fair value	21,728	36,875
Goodwill	108,013	162,765
Intangible assets, net	11,274	21,825
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $40,738 and $36,841 respectively	47,963	44,111
Prepaid expenses and other assets	180,246	208,339

Total assets	$11,319,598	$13,352,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$601	$202
Commercial paper	3,493,212	3,971,389
Repurchase agreements	2,336,998	3,059,330
Securities purchased	27,025	—
Derivative liabilities, at fair value	4,710	44,582
Dividends payable	8,770	8,743
Interest payable	9,185	12,239
Accrued compensation and benefits	96,921	57,227
Accounts payable, accrued expenses and other liabilities	105,219	81,819
Securitization financing, net	3,645,874	4,486,046
Long-term debt	323,526	324,453

Total liabilities	10,052,041	12,046,030

Minority Interest	254,922	135,443
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 162,101,689 and 161,487,096 shares issued, respectively	1,621	1,615
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 13,225,249 and 13,225,249 shares issued and outstanding, respectively	132	132
Additional paid-in capital	1,569,034	1,562,497
Employee stock loan receivable (1,600 and 1,600 shares, respectively)	(12)	(12)
Accumulated other comprehensive income (loss), net of taxes	12,564	(15,136)
Accumulated deficit	(570,704)	(378,051)

Total shareholders’ equity	1,012,635	1,171,045

Total liabilities and shareholders’ equity	$11,319,598	$13,352,518

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues:
Investment banking:
Capital raising	$110,032	$45,117
Advisory	6,152	6,281
Institutional brokerage:
Principal transactions	4,152	1,760
Agency commissions	28,564	28,492
Mortgage trading interest	—	17,143
Mortgage trading net investment loss	—	(209)
Asset management:
Base management fees	6,360	5,065
Incentive allocations and fees	116	(53)
Principal investment:
Interest	152,927	113,613
Net investment loss	(3,441)	(31,290)
Dividends	883	4,059
Mortgage banking:
Interest	13,462	21,267
Net investment (loss) income	(4,031)	29,401
Other	4,482	5,465

Total revenues	319,658	246,111
Interest expense	143,231	128,189
Provision for loan losses	—	7,348

Revenues, net of interest expense and provision for loan losses	176,427	110,574

Non-Interest Expenses:
Compensation and benefits	106,885	71,732
Professional services	14,008	12,925
Business development	11,158	8,604
Clearing and brokerage fees	3,063	3,082
Occupancy and equipment	12,699	12,232
Communications	7,592	6,013
Other operating expenses	18,684	24,993
Impairment of goodwill	28,900	—
Restructuring charges	3,862	—

Total non-interest expenses	206,851	139,581

Operating loss	(30,424)	(29,007)
Other Income:
Gain on sale of subsidiary shares	105,677	—

Income (loss) before income taxes and minority interest	75,253	(29,007)
Income tax provision	55,011	1,240
Minority interest in earnings of consolidated subsidiary	9,538	—

Net income (loss)	$10,704	$(30,247)

Basic earnings (loss) per share	$0.06	$(0.18)

Diluted earnings (loss) per share	$0.06	$(0.18)

Dividends declared per share	$0.05	$0.20

Weighted average shares outstanding:
Basic (in thousands)	173,256	171,294

Diluted (in thousands)	173,256	171,294

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Revenues:
Investment banking:
Capital raising	$207,279	$111,452
Advisory	12,610	9,150
Institutional brokerage:
Principal transactions	6,188	7,480
Agency commissions	52,382	51,901
Mortgage trading interest	—	34,793
Mortgage trading net investment loss	—	(1,446)
Asset management:
Base management fees	11,888	10,162
Incentive allocations and fees	220	955
Principal investment:
Interest	334,623	262,739
Net investment loss	(63,154)	(5,105)
Dividends	1,842	7,758
Mortgage banking:
Interest	39,992	44,380
Net investment (loss) income	(110,890)	40,139
Other	8,576	10,452

Total revenues	501,556	584,810
Interest expense	312,782	281,672
Provision for loan losses	—	15,740

Revenues, net of interest expense and provision for loan losses	188,774	287,398

Non-Interest Expenses:
Compensation and benefits	210,867	155,229
Professional services	27,862	27,190
Business development	24,927	22,689
Clearing and brokerage fees	5,764	5,398
Occupancy and equipment	25,816	23,474
Communications	14,643	11,620
Other operating expenses	50,400	45,970
Impairment of goodwill	54,752	—
Restructuring charges	19,347	—

Total non-interest expenses	434,378	291,570

Operating loss	(245,604)	(4,172)
Other Income:
Gain on sale of subsidiary shares	106,508	—

Loss before income taxes and minority interest	(139,096)	(4,172)
Income tax provision (benefit)	23,461	(479)
Minority interest in earnings of consolidated subsidiary	12,617	—

Net loss	$(175,174)	$(3,693)

Basic loss per share	$(1.01)	$(0.02)

Diluted loss earnings per share	$(1.01)	$(0.02)

Dividends declared per share	$0.10	$0.40

Weighted average shares outstanding:
Basic (in thousands)	173,054	171,012

Diluted (in thousands)	173,054	171,012

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balances, December 31, 2005	159,373,483	$1,594	13,480,249	$135	$1,547,128	$(4,018)	$(15,602)	$(977)	$(224,090)	$1,304,170

Net loss	—	—	—	—	—	—	—	—	(67,275)	(67,275)	$(67,275)
Reclassification of deferred compensation to additional paid-in-capital	—	—	—	—	(15,602)	—	15,602	—	—	—
Conversion of Class B shares to Class A shares	255,000	3	(255,000)	(3)	—	—	—	—	—	—
Issuance of Class A common shares	1,858,613	18	—	—	20,793	—	—	—	—	20,811
Repayment of employee stock purchase and loan plan receivable	—	—	—	—	—	4,203	—	—	—	4,203
Interest on employee stock purchase and loan plan	—	—	—	—	197	(197)	—	—	—	—
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	4,976	—	—	—	—	4,976
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $458)	—	—	—	—	—	—	—	10,463	—	10,463	10,463
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(24,622)	—	(24,622)	(24,622)

Comprehensive loss											$(81,434)

Other	—	—	—	—	5,005	—	—	—	—	5,005
Dividends	—	—	—	—	—	—	—	—	(86,686)	(86,686)

Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$—	$(15,136)	$(378,051)	$1,171,045

Net loss	—	—	—	—	—	—	—	—	(175,174)	(175,174)	$(175,174)
Issuance of Class A common stock	935,978	9	—	—	489	—	—	—	—	498
Forfeitures of Class A common shares issued as stock-based awards	(221,385)	(2)	—	—	(1,557)	—	—	—	—	(1,559)
Repurchase of Class A common shares	(100,000)	(1)	—	—	(581)	—	—	—	—	(582)
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	874	—	—	—	—	874
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	4,229	—	—	—	—	4,229
Equity in issuance of subsidiary common shares to employees	—	—	—	—	3,083	—	—	—	—	3,083
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $368)	—	—	—	—	—	—	—	10,031	—	10,031	10,031
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	17,669	—	17,669	17,669

Comprehensive loss											$(147,474)

Dividends	—	—	—	—	—	—	—	—	(17,479)	(17,479)

Balances, June 30, 2007	162,101,689	$1,621	13,225,249	$132	$1,569,034	$(12)	$—	$12,564	$(570,704)	$1,012,635

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(175,174)	$(3,693)
Non-cash items included in loss:
Impairment of goodwill and intangible assets	65,001	—
Provisions for loan losses, including loss provisions on loan sales and lower of cost or market valuation adjustments on held for sale mortgage loans	163,264	21,753
Gain on sale of subsidiary stock	(106,508)	—
Net investment loss from long-term investments and incentive allocations and fees	20,604	22,936
Premium amortization on mortgage-backed securities and loans held for investment	5,791	21,292
Derivative contracts marked-to-market	11,896	(11,307)
Depreciation and amortization	8,441	9,221
Minority interest in earnings of consolidated subsidiary	12,617	—
Other	13,435	14,080
Changes in operating assets:
Receivables:
Interest	12,253	27,120
Due from servicer	828	25,320
Other	35,180	(143)
Clearing broker	9,378	2,056
Trading securities	(24,534)	20,690
Originations and purchases of mortgage loans held for sale, net of fees	(1,907,661)	(3,408,352)
Cost basis on sale and principal repayment of loans held for sale	2,622,532	3,128,720
Prepaid expenses and other assets	45,893	23,281
Reverse repurchase agreements related to broker-dealer activity	—	18,165
Changes in operating liabilities:
Trading account securities sold but not yet purchased	399	(19,986)
Repurchase agreements related to broker-dealer activities	—	(3,330)
Accounts payable, accrued expenses and other liabilities	(22,628)	(5,161)
Accrued compensation and benefits	43,036	(19,884)

Net cash provided by (used in) operating activities	834,043	(137,222)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(2,919,829)	(3,007,683)
Receipt of principal payments on mortgage-backed securities	650,553	428,212
Proceeds from sales of mortgage-backed securities	2,829,355	7,457,839
Proceeds from reverse repurchase agreements, net	—	(157,141)
Purchases and originations of loans held for investment, including loans reclassified to held for sale	—	(1,228)
Receipt of principal repayment from loans held for investment, including loans reclassified to held for sale	739,654	1,145,840
Proceeds from sales of loans held for investment reclassified to held for sale	—	351,662
Proceeds from sales of real estate owned, net	81,495	10,929
Purchases of long-term investments	(66,902)	(38,562)
Proceeds from sales of long-term investments	45,448	109,812
Purchase of Legacy Partners Group, LLC	(1,000)	—
Purchases of fixed assets	(11,845)	(5,312)
Proceeds from sale of subsidiary stock	205,643	—

Net cash provided by investing activities	1,552,572	6,294,368

Cash flows from financing activities:
Repayments of long-term debt	(970)	(970)
Repayments of repurchase agreements, net	(722,332)	(162,468)
Repayments of commercial paper, net	(478,178)	(4,891,739)
Repayments of temporary subordinated loan	—	(75,000)
Proceeds from securitization financings, net	—	34,782
Repayments of securitization financing	(842,855)	(1,161,712)
Payment of purchases for derivatives with financing element	(12,540)	—
Dividends paid	(17,451)	(67,829)
Proceeds from issuance of subsidiary stock	3,842	—
Proceeds from issuance of common stock	435	3,315
Repurchase of common stock	(582)	—
Proceeds from repayments of employee stock loan receivable	—	1,206

Net cash used in financing activities	(2,070,631)	(6,320,415)

Net increase (decrease) in cash and cash equivalents	315,984	(163,269)
Cash and cash equivalents, beginning of period	189,956	238,615

Cash and cash equivalents, end of period	$505,940	$75,346

Supplemental Cash Flow Information:
Cash payments for interest	$336,000	$303,735
Cash payments for taxes	$19,541	$7,836

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (“FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the annual report on Form 10-K filed by the Company under the Securities Exchange Act of 1934.

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

Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company.

2.	Investments:

Institutional Brokerage Trading

Trading securities owned and trading account securities sold but not yet purchased consisted of securities at fair values as of the dates indicated:

	June 30, 2007		December 31, 2006
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate equity securities	$43,167	$551	$17,567	$200
Corporate bond securities	196	50	613	2

	$43,363	$601	$18,180	$202

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

Principal Investments

Mortgage-related and long-term investments consisted of the following as of the dates indicated:

	June 30, 2007	December 31, 2006
Mortgage-Backed Investments:
Available for sale securities:
Fannie Mae	$2,554,515	$3,343,756
Freddie Mac	2,655,670	2,543,311
Ginnie Mae	—	35,949

	5,210,185	5,923,016
Private-label securities (1)	837,190	944,955

Total available for sale securities (2)	6,047,375	6,867,971
Trading securities:
Freddie Mac	—	2,690

Total mortgage-backed securities	6,047,375	6,870,661

Loans held for sale, net (3)	3,681,090	5,367,934

Total mortgage-related investments	9,728,465	12,238,595

Long-term Investments
Merchant Banking:
Marketable equity securities	90,042	90,655
Non-public equity securities	65,105	50,233
Preferred equity investment	2,500	2,500
Residual interest in securitzation	24,000	—
Investments funds	31,627	26,121
Investment securities—marked to market	5,472	12,623
Other investments	3,340	3,360

Total long-term investments	222,086	185,492

Total mortgage-related and long-term investments	$9,950,551	$12,424,087

(1)	Private-label mortgage-backed securities held by the Company as of June 30, 2007 and December 31, 2006 were primarily rated A- or higher by Standard & Poors.
(2)	The Company’s mortgage-backed securities (“MBS”) portfolio is comprised of adjustable-rate MBS, substantially all of which are hybrid-ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the available-for-sale portfolio at June 30, 2007 and December 31, 2006 was 6.07% and 6.05%, respectively.
(3)	The Company’s loans held for sale portfolio is comprised primarily of adjustable rate non-conforming mortgage loans secured by single-family residences. Non-conforming mortgage loans include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac or Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds conforming underwriting guidelines. The weighted-average coupon of the Company’s mortgage loans held for sale at June 30, 2007 and December 31, 2006 was 7.70% and 7.46%, respectively.

Mortgage-Backed Securities and Long-Term Investments

The Company’s available-for-sale securities consist primarily of MBS and equity investments in publicly traded companies. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of the dates indicated:

	June 30, 2007
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (1)	$6,067,386	$3,689	$(23,700)	$6,047,375
Marketable equity securities	48,735	43,546	(2,239)	90,042

	$6,116,121	$47,235	$(25,939)	$6,137,417

(1)	The amortized cost of MBS includes net premiums of $52,398 at June 30, 2007.

	December 31, 2006
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities (2):
Available-for-sale	$6,863,356	$12,805	$(8,190)	$6,867,971
Trading	2,690	—	—	2,690
Marketable equity securities	82,905	10,050	(2,300)	90,655

	$6,948,951	$22,855	$(10,490)	$6,961,316

(2)	The amortized cost of MBS includes unamortized net premiums of $57,499 at December 31, 2006.

The following table provides further information regarding the duration of unrealized losses as of June 30, 2007:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$4,849,829	$(23,700)	$4,826,129	$—	$—	$—
Marketable equity securities	9,809	(2,239)	7,570	—	—	—

	$4,859,638	$(25,939)	$4,833,699	$—	$—	$—

The Company evaluated its portfolio of MBS for impairment. Based on its evaluation, performed as of each reporting date, the Company determined that the unrealized losses on MBS are due to interest rate increases and are not related to credit quality issues. All of the MBS held by the Company with unrealized losses are either guaranteed as to the payment of principal and interest by Fannie Mae or Freddie Mac or have an investment grade rating by Standard & Poors. As of June 30, 2007, the Company does not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments, and because the decline in market value is attributable to interest rate increases, and the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity.

The Company also evaluated its portfolio of marketable equity securities for impairment. For each of the securities with unrealized losses, as of each reporting date, the Company reviewed the underlying cause for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on the severity and duration of certain of these unrealized losses, the Company recognized impairment losses on these investments because they are considered other-than-temporarily impaired. During the three and six months ended June 30, 2007, the Company recorded $-0- and $10,000, respectively, of such other-than-temporary impairment losses in the consolidated statements of operations relating to marketable equity securities in the non-prime mortgage industry. During the three and six months ended June 30, 2006, the company recorded $41,892 of other-than temporary losses in the consolidated statements of operations relating to marketable equity securities. Regarding the remaining marketable equity securities unrealized loss positions as of June 30, 2007, based on the Company’s evaluation, considering the limited severity and duration of these unrealized losses and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for forecasted recovery of the cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2007. The Company will continue to evaluate these investments at each reporting period end. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recognized as a loss in the consolidated statement of operations at the time the determination is made.

For investments carried at cost, except as noted herein, the Company did not identify any events or changes in circumstances that may have had a significant adverse affect on the fair value of these investments. During the three and six months ended June 30, 2007, the Company recorded impairment losses of $-0- and $7,000, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments. During the three and six months ended June 30, 2006, the Company recorded impairment losses of $299 and $627, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments. These impairment losses were due to circumstances arising during the respective periods that had an adverse effect on the fair values of these securities.

During the three months ended June 30, 2007, the Company received $829,984 from sales of MBS resulting in gross gains and losses of $760 and $211, respectively, and received $2,258 from sales of marketable equity securities resulting in gross gains and losses of $363 and $-0-, respectively. Included in MBS sold and the related gains and losses are $503,258 of MBS purchased and classified as trading during the three months ended June 30, 2007. The Company recognized realized losses of $94 on these trading securities during the three months ended June 30, 2007. During the three months ended June 30, 2006, the Company received $858,633 from sales of MBS resulting in gross gains and losses of $759 and $915, respectively, and received $21,770 from sales of marketable equity securities resulting in gross gains and losses of $4,298 and $6, respectively. Included in MBS sold and the related gains and losses are $337,470 of MBS purchased and classified as trading during the three months ended June 30, 2006. The Company recognized realized losses of $110 on these trading securities during the three months ended June 30, 2006.

During the six months ended June 30, 2007, the Company received $3,594,530 from sales of mortgage-backed securities resulting in gross gains and losses of $5,652 and $604, respectively, and received $36,656 from sales of marketable equity securities resulting in gross gains and losses of $4,378 and $6,724 respectively. Included in MBS sold and the related gains and losses are $503,258 of MBS purchased and classified as trading during the six months ended June 30, 2007. The Company recognized realized losses of $94 on these trading securities for the six months ended June 30, 2007. During the six-months ended June 30, 2006, the Company received $7,828,077 from sales of mortgage-backed securities resulting in gross gains and losses of $15,958 and $8,476, respectively, and received $90,480 from sales of marketable equity securities resulting in gross gains and losses of $16,590 and $6, respectively. Included in MBS sold and the related gains and losses are $370,238 of MBS purchased classified as trading during the six months ended June 30, 2006. The Company recognized realized losses of $49 on these trading securities during the six months ended June 30, 2006.

As of June 30, 2007 and December 31, 2006, $5,952,192 and $6,441,886 (each representing fair value excluding principal receivable), respectively, of the MBS were pledged as collateral for repurchase agreement and commercial paper borrowings. In addition, $33,695 and $36,475, respectively, of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

Mortgage Loans

As of June 30, 2007 and December 31, 2006, loans held for sale, net, was comprised of the following:

	June 30, 2007	December 31, 2006
Principal balance:
Securitized	$3,555,138	$4,452,708
Non-securitized (financed through short-term mortgage financing facilities)	163,602	958,274

Total principal balance	3,718,740	5,410,982
Deferred origination costs, net	(563)	2,847
Allowance for lower of cost or market value	(37,087)	(45,895)

Loans held for sale, net	$3,681,090	$5,367,934

In determining the lower-of-cost or market value of the securitized mortgage loans held for sale, the Company considers various factors affecting the overall value of the portfolio, including, but not limited to, factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. Based on such factors, the Company assesses the present value of expected loan cash flows considering the specific characteristics of each individual loan. The loans are then aggregated to derive the value at the respective securitization level. Since these loans are collateral for the Company’s non-recourse securitization borrowings, the Company’s assessment also considers the expected cash flows relating to the respective securitization borrowings and the resulting value of the residual interests in the securitizations that have been retained by the Company. Significant assumptions used by the Company in determining this value are supported by comparison to market data for similar portfolios and transactions, when available. For the three and six months ended June 30, 2007, the Company recognized valuation adjustments of $2,500 and $36,900, respectively, on securitized mortgage loans that are included in net investment loss for principal investing on the consolidated statements of operations. As a result of the reclassification of the securitized mortgage loan portfolio to held-for-sale from held-for investment as of September 30, 2006, there were no comparable lower-of-cost-or-market adjustments to the portfolio during the three and six months ended June 30, 2006.

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

For non-securitized mortgage loans held for sale by First NLC Financial Services, LLC (“First NLC”), the Company’s non-prime mortgage origination subsidiary, the Company determines fair value based on third party pricing quotes when available, current investor commitments and/or requirements for loans of similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. The pricing models incorporate aggregated characteristics of groups of loans including, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit. For the three and six months ended June 30, 2007, the Company recognized write-downs of $1,110 and $96,710, respectively, on non-securitized mortgage loans that are included in net investment (loss) income for mortgage banking on the consolidated statements of operations. For the three and six months ended June 30, 2006, the Company recognized valuation adjustments of $2,400 and $3,520, respectively, on non-securitized mortgage loans that are included in net investment (loss) income for mortgage banking on the consolidated statements of operations.

Mortgage loans 90 or more days past due totaled $526,781 and $459,184 as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007 and December 31, 2006, the Company has reserved $28,221 and $22,664, respectively, for past due interest on such delinquent loans.

During 2005, the Company purchased mortgage insurance on a portion of the securitized mortgage loans held for sale. The mortgage insurance insures the Company against certain losses on the covered loans, and assists the Company in reducing its credit risk by lowering the effective loan-to-value ratios on the applicable mortgage loans. As of June 30, 2007 and December 31, 2006, $507,773 and $635,045, respectively, in principal balance of mortgage loans held by the Company was covered by such mortgage insurance.

The Company finances its mortgage loan portfolio through warehouse repurchase agreements and securitization financing transactions, which are described in Note 3. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of June 30, 2007 and December 31, 2006.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of June 30, 2007, approximately 32%, 13%, 7% and 6% of the properties were located in California, Florida, New York and Illinois, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

3.	Borrowings:

Commercial Paper and Repurchase Agreements

The Company issues commercial paper and enters into repurchase agreements to fund its investments in MBS and mortgage loans, as well as its warehouse lending and fixed income trading activities. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (“Georgetown Funding”).

Georgetown Funding is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes collateralized by MBS and entering into reverse repurchase agreements with the Company and its affiliates. The Company serves as administrator for Georgetown Funding’s commercial paper program and all of Georgetown Funding’s transactions are conducted with the Company. Through the Company’s administration agreement and repurchase agreements, the Company is the primary beneficiary of Georgetown Funding and consolidates this entity for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. The Company’s Master Repurchase Agreement with Georgetown Funding enables the Company to finance up to $12,000,000 of MBS.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.63% to 1.50% based on the nature of the mortgage collateral. As of June 30, 2007 and December 31, 2006, the amount at risk under repurchase agreements is not greater than 10% of stockholders’ equity for any one counterparty.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities.

	June 30, 2007			December 31, 2006
	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities (1)
Outstanding balance	$3,493,212	$2,186,053	$150,945	$3,971,389	$2,116,813	$942,517
Value of assets pledged as collateral:
Agency mortgage-backed securities	3,678,244	1,548,426	17,959	4,209,851	1,844,447	—
Non-agency mortgage-backed securities	—	741,257	—	—	424,063	—
Mortgage loans	—	—	163,440	—	—	950,191
Weighted-average rate	5.39%	5.32%	6.35%	5.41%	5.34%	6.05%
Weighted-average term to maturity	21.1 days	20.2 days	NA	18.3 days	21.9 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

	June 30, 2007			June 30, 2006
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	$3,474,917	$1,845,197	$663,135	$802,387	$66,297	$971,211
Weighted-average rate during the three months ended	5.37%	5.31%	6.01%	5.14%	5.12%	5.81%
Weighted-average outstanding balance during the six months ended	$3,679,956	$2,322,499	$970,640	$1,532,509	$384,356	$1,097,683
Weighted-average rate during the six months ended	5.38%	5.31%	6.01%	4.63%	4.52%	5.51%

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

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.80% and 5.79% as of June 30, 2007 and December 31, 2006, respectively. Although the stated maturities for each of these securities are 30 years, the Company expects the securities to be fully repaid prior thereto due to borrower prepayments.

As of June 30, 2007 and December 31, 2006, the outstanding balance of the securities was as follows:

	June 30, 2007	December 31, 2006
Security balance	$3,658,764	$4,501,619
Discount on bonds, net	(12,890)	(15,573)

Balance of securitization financing, net	$3,645,874	$4,486,046

Current balance of loans and other assets collateralizing the securities	$3,693,920	$4,552,898

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $6,720 and $8,530 as of June 30, 2007 and December 31, 2006, respectively, and are included in prepaid expenses and other assets in the consolidated balance sheets. The discount and deferred costs are amortized as a component of interest expense over the life of the debt.

See also Note 4 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Long-term Debt

As of June 30, 2007 and December 31, 2006, the Company had issued a total of $317,500 of long term debentures through FBR TRS Holdings, Inc. (“FBR TRS Holdings”). The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 8.01% as of June 30, 2007 and December 31, 2006. All of these borrowings mature between 2033 and 2035, and are redeemable, in whole or in part, without penalty after five years. As of June 30, 2007 and December 31, 2006, the unamortized balance of issuance costs incurred in connection with these borrowings was $2,934 and $3,459, respectively. During the six months ended June 30, 2007, the Company did not issue additional long-term debentures.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). These instruments include interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts, swaptions, certain borrower interest rate lock agreements, certain commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities and mortgage loans. The derivative financial instruments include interest rate caps and Eurodollar futures contracts. As discussed below, certain of these derivatives are designated as cash flow hedges under SFAS 133 and others are used as economic hedges. The counterparties to these instruments are U.S. financial institutions.

Interest rate caps are used to hedge the interest rate exposure on the Company’s securitization borrowings and the variability in interest payments associated with the Company’s forecasted borrowings used to fund the purchase of securities for its MBS investment portfolio. In exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate).

The Company uses Eurodollar LIBOR futures contracts to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity of the contracts. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve. The following table summarizes these derivative positions as of the dates indicated:

	June 30, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements (1)	$3,063,000	$9,125	$—	$—
Eurodollar futures contracts (2)	—	—	25,790,000	(34,526)
No hedge designation:
Interest rate cap agreements (3)	2,874,721	7,907	4,115,751	21,266
Eurodollar futures contracts (4)	2,200,000	(418)	—	—

(1)	Comprised of four interest rate caps maturing between 2008 and 2010 with strike rates between 5.37% and 5.50% as of June 30, 2007.
(2)	The $25,790,000 total notional amount of Eurodollar futures contracts as of December 31, 2006 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2007 and 2011 and hedge borrowings of between $2,685,000 and $100,000. The Company closed and de-designated these contracts in June 2007.
(3)	Comprised of eight interest rate caps maturing between 2008 and 2010 with strike rates between 4.08% and 10.50% as of June 30, 2007. Comprised of nine interest rate caps maturing between 2007 and 2010 with strike rates between 3.84% and 10.50% as of December 31, 2006.
(4)	Compromised of Eurodollar futures and Eurodollar future put option contracts with varying maturities between 2007 and 2008. The total notional amounts associated with the Eurodollar future contracts and Eurodollar put option contracts are $1,200,000 and $1,000,000, respectively.

During the quarter ended June 30, 2007, the Company de-designated certain Eurodollar futures contracts that were previously designated as cash flow hedges of the variability in interest payments associated with the Company’s forecasted borrowings used to fund the purchase of securities for its MBS investment portfolio. As of the de-designation date, these hedges were considered highly effective, therefore, the Company is continuing to defer in other comprehensive income the gains and losses from these cash flow hedge transactions related to those future periods where the occurrence of the forecasted transaction is still probable. These gains and losses will be reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows. For the quarter ended June 30, 2007, the Company recorded $3,473 in gains related to the ineffectiveness portion of these hedge transactions.

The net effect of the Company’s hedges on the variability in interest payments was to decrease interest expense by $6,434 and $17,819 for the three and six months ended June 30, 2007, respectively. These hedging activities decreased interest expense by $2,161 and $1,142 during the three and six months ended June 30, 2006, respectively. The total net losses deferred in accumulated other comprehensive income relating to these derivatives was $9,051 at June 30, 2007. Of this amount, a net expense of $5,633 is expected to flow through the Company’s statement of operations over the next twelve months.

The Company also uses derivative instruments, including certain interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts and swaptions, to hedge certain mortgage-backed security and mortgage loan positions and related borrowings that are not designated as hedges under SFAS 133. For example, Eurodollar futures contracts have been used to hedge the financing for certain mortgage-backed security positions and commitments to purchase certain mortgage-backed securities. The changes in fair value on these derivatives are recorded to net investment income for principal investing in the statement of operations. For the three and six months ended June 30, 2007, the Company recorded net losses of $6,102 and $14,938 on these derivatives.

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. As of June 30, 2007, the Company has $199,048 and $-0- in commitments to originate and sell mortgage loans, respectively. The Company had $152,131 and $261,918 outstanding commitments to purchase and sell MBS as of June 30, 2007, respectively.

The Company designated $125,000 in commitments to purchase MBS as cash flow hedges of the anticipated purchases and as of June 30, 2007 were valued at $404, which was deferred as a gain to accumulated other comprehensive income. Gains and losses on commitments deferred to other comprehensive income are transferred from accumulated other comprehensive income to earnings over the life of the hedged item after settlement of the forward purchase or immediately to earnings when the commitment is net settled in a pair-off transaction. There were no pair-off transaction during the three and six months ended June 30, 2007.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During the three and six months ended June 30, 2007, the Company recorded net gains of $126 and $41, respectively, related to these securities. During three and six months ended June 30, 2006, the Company recorded net losses and gains of $779 and $213, respectively, related to these securities. As of June 30, 2007 and December 31, 2006, the Company held stock warrants with a fair value of $1,391 and $1,350, respectively.

5.	Income Taxes:

FBR Group (parent company) is a qualified real estate investment trust (“REIT”) for tax purposes. As a REIT, FBR Group is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group intends to distribute 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income.

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

The total income tax provision recorded for the three and six months ended June 30, 2007 was $55,011 and $23,461 respectively. The total income tax provision/ (benefit) recorded for the three and six months ended June 30, 2006 was $1,240 and ($479) respectively. The Company’s taxable REIT subsidiaries generated pre-tax book income of $74,570 and $1,563 in the three months ending June 30, 2007 and 2006 respectively. In the six months ending June 30, 2007 and 2006, respectively, the Company’s taxable REIT subsidiaries generated pre-tax book loss of $92,888 and $895. The Company’s effective tax rate was 25.3% for the six months ended June 30, 2007 as compared to 53.5% for the six months ended June 30, 2006. The disparity between the effective tax rates is due to the effects of SFAS No 123(R), “Share Based Payment” (SFAS 123R), which resulted in a discrete income tax charge of $5,418 during the first half of 2007; recognition of tax expense of $18,182 on the book/tax basis difference of shares of FBR Capital Markets sold; and expense of $34,137 representing a deferred tax valuation allowance attributable to losses derived from First NLC.

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

The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co. (“FBR & Co.”) and FBR Investment Services, Inc. (“FBRIS”), are registered with the Securities Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. (“NASD”). Additionally, FBR International Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2007, FBR & Co. had net capital of $107,180 that was $8,948 in excess of its required net capital of $98,232. As of June 30, 2007, FBRIS and FBRIL had net capital in excess of required amounts.

7.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options and unvested shares of restricted stock. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	173,256	173,256	171,294	171,294
Stock options and unvested restricted stock (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	173,256	173,256	171,294	171,294

Net earnings (loss) applicable to common stock	$10,704	$10,704	$(30,247)	$(30,247)

Earnings (loss) per common share	$0.06	$0.06	$(0.18)	$(0.18)

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	173,054	173,054	171,012	171,012
Stock options and unvested restricted stock (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	173,054	173,054	171,012	171,012

Net loss applicable to common stock	$(175,174)	$(175,174)	$(3,693)	$(3,693)

Loss per common share	$(1.01)	$(1.01)	$(0.02)	$(0.02)

As of June 30, 2007 and 2006, respectively, 2,499,266 and 3,552,831 options to purchase shares of common stock were outstanding (each including 1,600 and 399,342 shares, respectively, associated with the Employee Stock Purchase and Loan Plan that are treated as options). As of June 30, 2007 and 2006, 2,497,666, and 3,153,489 of outstanding options were antidilutive, respectively. See Note 11 for additional information regarding outstanding options and restricted stock.

8.	Minority Interest

Minority interest represents shares of common stock of FBR Capital Markets issued to outside investors. As of June 30, 2007 and December 31, 2006, 31,077,918 shares and 18,000,000 shares, respectively, of the total number of outstanding shares of FBR Capital Markets common stock, of 64,410,967 and 64,000,000 shares, respectively, were issued to outside investors and not subject to forfeiture under share-based award agreements.

In June 2007, FBR TRS Holdings, a wholly-owned taxable REIT subsidiary of the Company, sold 12,666,951 shares of FBR Capital Markets common stock through an initial public offering. The Company received $205,643 in net proceeds from the transaction based on a per share price of $15.81. As a result of this transaction, the Company’s ownership in FBR Capital Markets was reduced to 33,333,049 shares. As of June 30, 2007, the Company, through FBR TRS Holdings, owned approximately 52% of FBR Capital Markets’ outstanding common stock. In addition, the Company recognized a gain on the sale of subsidiary stock for $105,677 for the three months ended June 30, 2007.

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

	Six months ended June 30,
	2007	2006
Balance at beginning of period	$23,527	$12,457
Provision	42,077	8,649
Charge-offs	(46,682)	(7,265)

Balance at end of period	$18,922	$13,841

Litigation

Except as described below, as of June 30, 2007, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. et al. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleging misstatements and omissions concerning (i) the now concluded SEC and NASD investigations relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. (“CompuDyne”) in October 2001 and (ii) the alleged conduct of the Company and certain officers and employees of the Company in allegedly facilitating certain sales of CompuDyne shares. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

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

Other Litigation

In June 2007, our subsidiary, First NLC, settled with the named plaintiff for an immaterial amount in the previously-reported case captioned Cerda v. First NLC Financial Services, LLC (U.S. District Court for the Northern District of Illinois). First NLC received a release of claims from the plaintiff. The settlement and release with the named plaintiff would not preclude other individuals who may make allegations similar to those made by the named plaintiff from asserting similar claims, either individually or as part of a putative class action.

In June 2007, First NLC and the plaintiffs in the previously reported putative class actions pending in the U.S. District Court for the Northern District of California alleging violations of the Fair Labor Standards Act and violations of California wage and hour laws reached an agreement resolving all disputes (Stanfield, et al. v. First NLC Financial Services, LLC, Case No. C 06-3892 SBA; Sparrow-Milrot, et al. v. First NLC Financial Services, LLC, Case No. SA CV 07-0119 AHS RCX). First NLC has agreed to pay $14,000 in exchange for a full release of asserted claims against it. The parties’ motion for preliminary approval of settlement and joint stipulation of settlement and release is now pending before the federal district court. Final approval is subject to the independent judgment of the federal district court. This liability, and related charges, are included in the Company’s consolidated balance sheet and consolidated statement of operations as of, and for the six months, ended June 30, 2007.

Regulatory Charges and Related Matters

As previously reported by the Company, one of the Company’s investment adviser subsidiaries, Money Management Associates, Inc. (“MMA”), is involved in an investigation by the SEC with regard to the adequacy of disclosure of risks concerning the strategy of a sub-advisor to a now-closed bond fund. The SEC staff has advised MMA that it is considering recommending that the SEC bring a civil action/and or institute a public administrative proceeding against MMA and one of its officers (who is not an officer of the Company) for violating and/or aiding and abetting violations of the federal securities laws. MMA and its officer have made a Wells submission and, if necessary, intend to defend vigorously any charges brought by the SEC. Based on management’s review with counsel, resolution of this matter is not expected to have a material adverse effect on the Company’s financial condition or results of operations. It is possible that the SEC may initiate proceedings as a result of its investigations, and any such proceedings could result in adverse judgments, injunctions, fines, penalties or other relief against MMA or one or more of its officers or employees.

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of June 30, 2007, $81 was subject to such potential future reversal.

10.	Restructuring and Other Costs:

In March 2007, the Company’s non-prime mortgage origination subsidiary, First NLC, announced the closing of certain wholesale operations centers and the consolidation of this function into its facilities at Deerfield Beach, Florida and Anaheim, California and the planned closing in April 2007 of certain of its retail branches. These restructuring actions, which included employee terminations, were taken in response to reduced origination volumes across the industry and to align the Company’s cost structure with the current operating environment. As a result of these actions and the decline in value of First NLC’s origination platform during the first and second quarters of 2007, during the three and six months ended June 30, 2007, the Company recorded charges of $32,762 and $74,099, respectively.

These restructuring charges include write-downs of $28,900 and $65,001 related to the impairment of goodwill and purchased intangible assets for the three and six months ended June 30, 2007, respectively, measured as the amount by which the carrying amount exceeded estimated fair value of these assets as of each reporting date, reflecting the continued deterioration of the non-prime mortgage origination industry during the first and second quarters of 2007. These impairments were based on the Company’s assessment of the current operating losses being generated by First NLC and values implied by potential third party sales transactions. As a result of these write-downs, there is no remaining balance of goodwill attributed to First NLC. Additionally, the write-down of $10,249 of intangible assets associated with broker relationships was due to operating losses and reduction in wholesale loan origination volumes.

The consolidation of the operations centers into the remaining two facilities required a reduction in workforce and the termination of certain leases. During the three and six months ended June 30, 2007, the Company recognized a charge of $-0- and $2,350, respectively, associated with severance payments and benefits of terminated employees. In addition, during the three and six months ended June 30, 2007, the Company recognized a charge of $3,095 and $5,043, respectively, associated with the termination of certain facility and equipment lease agreements. During the three and six months ended June 30, 2007, the Company also recognized expenses of $767 and $1,705, respectively, associated with the disposal of equipment at these leased facilities and professional fees associated with these restructuring activities.

The following table summarizes the activity related to the liability for restructuring costs and other special charges as of June 30, 2007:

	Workforce Reduction	Consolidation of Operations Center and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in first six months of 2007	$2,350	$6,748	$65,001	$74,099
Non-cash charges	(258)	(899)	(65,001)	(66,158)
Payments	(1,414)	(1,373)	—	(2,787)

Liability as of June 30, 2007	$678	$4,476	$—	$5,154

See Note 14 to the consolidated financial statements for additional information regarding First NLC.

11.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the six months ended June 30, 2007 and the year ended December 31, 2006:

Declaration Date	Record Date	Payment Date	Dividends Per Share
Six months ended June 30, 2007
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

Year ended December 31, 2006
December 13, 2006	December 29, 2006	January 31, 2007	$0.05
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three and six months ended June 30, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the six months ended June 30, 2006 was $2.25 per share. No options were granted during the three and six months ended June 30, 2007.

Pursuant to SFAS 123R, compensation expense recognized in the consolidated statements of operations for options to purchase FBR Group common stock for the three and six months ended June 30, 2007, were $437 and $764, respectively, and related tax benefits of $1 and $17, respectively. During the three and six months ended June 30, 2006, the Company recognized compensation expense for options to purchase FBR Group common stock of $555 and $977, respectively, and related tax benefits of $11 and $22, respectively. In addition, the Company recognized compensation expense of $18 and $110, respectively, relating to shares offered under the FBR Group Employee Stock Purchase Plan for the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006, the Company recognized compensation expense of $333 and $896, respectively, associated with shares offered under the FBR Group Employee Stock Purchase Plan.

As of June 30, 2007, there was $545 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plans relating to 293,161 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

FBR Capital Markets established the FBR Capital Markets Long-Term Incentive Plan in July 2006. Under the FBR Capital Markets Long-Term Incentive Plan, FBR Capital Markets may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to 7,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of FBR Capital Markets and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three and six months ended June 30, 2007: dividend yield of zero and zero, respectively, expected volatility of 30% and 30%, respectively, risk-free interest rate of 4.6% and 4.7%, respectively, and an expected life of 3.8 and 4.4 years, respectively, for all grants. The weighted average fair value of options granted during the three and six months ended June 30, 2007 was $4.61 per share and $4.91 per share, respectively. No options were granted during the three and six months ended June 30, 2006.

Pursuant to SFAS 123R, compensation expense recognized in the Company’s consolidated statements of operations for options to purchase FBR Capital Markets common stock for the three and six months ended June 30, 2007 was $1,409 and $2,740 respectively, and a related tax benefit of $568 and $1,154 respectively. In addition, the Company recognized compensation expense of $62 and $354, respectively, relating to shares offered under the FBR Capital Markets Employee Stock Purchase Plan for the three and six months ended June 30, 2007, respectively. No compensation expense related to FBR Capital Markets Employee Stock Purchase Plan was recognized by the Company for the three and six months ended June 30, 2006, as the plan was initiated on January 1, 2007.

As of June 30, 2007, there was $17,313 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the FBR Capital Markets Long-Term Incentive Plan relating to 4,553,354 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock

FBR Group Restricted Stock

From time to time, the Company grants shares of FBR Group restricted common stock to employees that vest ratably over a three to five year period or cliff-vest after two to four years for various purposes based on continued employment over these specified periods. During the three and six months ended June 30, 2007, the Company granted 80,900 shares and 82,426 shares, respectively, of such restricted FBR Group Class A common stock at weighted average share prices of $6.25 per share and $6.27 per share, respectively. During the three and six months ended June 30, 2006, the Company granted 35,799 shares and 573,897 shares, respectively, of such restricted FBR Group Class A common stock at weighted average share prices of $10.15 per share and $9.83 per share, respectively.

As of June 30, 2007 and December 31, 2006, a total of 1,569,710 and 1,819,431, respectively, shares of such FBR Group restricted Class A common stock was outstanding with total unrecognized compensation cost related to unvested shares of $6,138 and $9,878, respectively.

For the three and six months ended June 30, 2007, the Company recognized $1,623 and $3,323 of compensation expense related to this FBR Group restricted stock. For the three and six months ended June 30, 2006, the Company recognized $2,954 and $6,221 of compensation expense related to this FBR Group restricted stock.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted FBR Group Class A common stock in lieu of cash payments. These restricted FBR Group Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. During the three and six months ended June 30, 2007, the Company issued -0- and 8,650 shares, respectively, of FBR Group restricted Class A common stock valued at $63, to the trust in settlement of such accrued incentive compensation. During the three and six months ended June 30, 2006, the Company issued 10,197 and 523,050 shares, respectively, of FBR Group restricted Class A common stock valued at $54 and $5,733 respectively, to the trust in settlement of such accrued incentive compensation.

FBR Capital Markets Restricted Stock

From time to time, FBR Capital Markets grants restricted common stock to employees that vest ratably over a three to five year period or cliff-vest after two or three years for various purposes based on continued employment over these specified periods. For the three and six months ended June 30, 2007, FBR Capital Markets granted 1,460,740 and 1,842,578, respectively, of FBR Capital Markets restricted common stock at a weighted average share price of $17.00 per share and $16.67 per share, respectively. As of June 30, 2007, a total of 1,785,952 shares of such FBR Capital Markets restricted common stock were outstanding at a weighted average share price of $16.70, with total unrecognized compensation cost related to unvested shares of $28,627. No shares of FBR Capital Markets restricted common stock were granted prior to January 1, 2007.

For the three and six months ended June 30, 2007, the Company recognized $873 and $1,189, respectively, of compensation expense related to this FBR Capital Markets restricted stock. No compensation expense was recorded in 2006 related to FBR Capital Markets restricted stock as no shares were granted prior to January 1, 2007.

In addition, as part of FBR Capital Markets’ satisfaction of incentive compensation earned for past service under its variable compensation programs, employees may receive restricted FBR Capital Markets common stock in lieu of cash payments. These shares of FBR Capital Markets restricted common stock are issued to an irrevocable trust and are not returnable to FBR Capital Markets. During the three months ended June 30, 2007, FBR Capital Markets issued 22,150 shares of FBR Capital Markets restricted common stock valued at $338 to the trust in settlement of such accrued incentive compensation. During the six months ended June 30, 2007 and 2006, FBR Capital Markets issued 140,391 shares of FBR Capital Markets restricted common stock valued at $2,142 to the trust in settlement of such accrued incentive compensation. FBR Capital Markets did not grant any restricted common stock to the trust prior to January 1, 2007.

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group stock- based compensation plans described previously. During the three and six months ended June 30, 2007, the Company, in accordance with the Company’s share repurchase program, repurchased -0- and 100,000 shares, respectively, at a cost of $-0- and $582, respectively. There were no share repurchases during the year ended December 31, 2006.

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

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations (1)	Consolidated Totals
Three months ended June 30, 2007
Net revenues	$158,434	$8,373	$17,397	$(804)	$(6,973)	$176,427
Operating income (loss)	33,876	(929)	2,487	(60,334)	(5,524)	(30,424)
Three months ended June 30, 2006
Net revenues	$85,673	$6,817	$(17,828)	$35,912	$—	$110,574
Operating income (loss)	(1,737)	(2,604)	(29,235)	4,569	—	(29,007)
Six months ended June 30, 2007
Net revenues	$290,339	$15,909	$(10,053)	$(100,448)	$(6,973)	$188,774
Operating income (loss)	57,823	(2,602)	(42,840)	(252,461)	(5,524)	(245,604)
Six months ended June 30, 2006
Net revenues	$188,855	$14,254	$28,413	$55,876	$—	$287,398
Operating income (loss)	4,509	(5,515)	626	(3,792)	—	(4,172)

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

13.	Recent Accounting Pronouncements:

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

14.	Subsequent Events:

First NLC

On July 25, 2007, the Company entered into a recapitalization agreement, dated as of July 25, 2007 (the “Recapitalization Agreement”), with NLC Holding Corp., an affiliate of Sun Capital Partners (“Sun Capital”). The Recapitalization Agreement resulted in a $75,000 recapitalization of First NLC. Sun Capital, through NLC Holdings Corp., and the Company invested $60,000 and $15,000, respectively, on a pari passu basis, subject to the terms and conditions set forth in the Recapitalization Agreement and a loan and security agreement, dated as of July 25, 2007 (the “Loan Agreement”). The Company is a party to the Loan Agreement for the limited purpose of any fraud claims.

As a result of this transaction, ultimately the Company’s ownership interest in First NLC will be reduced to 20% and First NLC will cease to be a consolidated operating subsidiary of the Company and will be held, instead, as an equity investment. Furthermore, the Company’s future exposure to First NLC will be limited to the Company’s $15,000 investment in the recapitalization, plus a $3,000 indemnification to Sun Capital for certain potential liabilities. During the third quarter of 2007, the Company expects to fund approximately $15,000 in losses associated with further restructuring and operating costs incurred prior to entering into the transaction with Sun Capital. The Company will also retain ownership of approximately $250,000 of conforming and non-conforming mortgage loans recently originated by First NLC which are expected to be sold or securitized during the third quarter of 2007.

Initially the commitments by Sun Capital and the Company will be treated as convertible debt of First NLC. After satisfying various state mortgage licensing requirements, obtaining final court approval of a negotiated settlement of employment related class action litigation and satisfying various other closing conditions set forth in the Recapitalization Agreement, the convertible debt will convert to equity interests in First NLC. The conditions to the final closing are expected to be satisfied within 120 days of the signing of the Recapitalization Agreement. However, no assurance can be given that these closing conditions will be satisfied within such time period or at all.

Share Repurchases

The Company additionally announced that on July 25, 2007, the Company’s board of directors passed a resolution increasing an existing share buyback authorization from 14 million to 50 million shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries (“we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

The operating income from our capital markets segment increased to $33.9 million for the second quarter of 2007 from a loss of $1.7 million for the second quarter of 2006. This increase is primarily attributable to a $71.3 million increase in investment banking revenues during the second quarter of 2007, reflecting a higher volume of capital raising activity in our real estate and financial services sectors. We recognized $100.8 million and $36.3 million in revenues related to sole-managed private placement transactions for the three months ended June 30, 2007 and 2006, respectively. Our institutional brokerage sales and trading net revenues remained consistent for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. Compensation and benefits costs within our capital markets segment increased 67%, or $34.7 million during the second quarter 2007 as a result of the increased variable compensation due to increased capital markets revenues. Also, variable costs associated with investment banking transactions increased $5.2 million reflecting the increase in transactions during the second quarter of 2007 as compared to the second quarter of 2006.

The operating income from our capital markets segment increased to $57.8 million for the six months ended June 30, 2007 from $4.5 million for the six months ended June 30, 2006. This increase is primarily attributable to a $105.8 million increase in investment banking revenues during the first half of 2007, reflecting a higher volume of capital raising activity in our real estate, energy, and financial services sectors. We recognized $159.0 million and $78.1 million in revenues related to sole-managed private placement transactions for the six months ended June 30, 2007 and 2006, respectively. Our institutional brokerage sales and trading net revenues decreased to $57.1 million for the first six months of June 30, 2007 compared to $61.6 million for the first six months of June 30, 2006. Additionally, during the first six months of 2006, we conducted fixed income trading activities, primarily related to mortgage-backed, asset-backed and other structured securities that is not comparable to the first six months of 2007. During the third quarter of 2006, we made a decision to sell our fixed income trading positions and not redeploy capital to this trading activity. These factors contributed to the decrease in net revenues from institutional brokerage sales and trading activities., Compensation and benefits costs within our capital markets segment increased

$48.0 million during the first six months of 2007 as a result of the increased variable compensation due to increased capital markets revenues. Also, variable costs associated with investment banking transactions increased $4.8 million reflecting the increase in transactions during the first six months of 2007 as compared to the first six months of 2006.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.9 billion at June 30, 2007 increasing from $2.4 billion as of December 31, 2006. Net assets under management increased 3%, or $90.4 million during the second quarter of 2007 based on the fund performance.

The operating loss from our asset management activities decreased from an operating loss of $2.6 million in the second quarter of 2006 to an operating loss of $0.9 million in the second quarter of 2007. We recorded $6.4 million in base management fees (including mutual fund administrative fees) for the three months ended June 30, 2007 as compared to $5.1 million for the three months ended June 30, 2006. Our annualized effective fee during the quarter on the period end net assets under management was 89 basis points. Operating expenses reflect increased subadvisory fees in the second quarter of 2007 which increased $1.2 million due to an increase in certain mutual fund assets under management.

The operating loss from our asset management activities decreased from an operating loss of $5.5 million in the first six months of 2006 to an operating loss of $2.6 million in the first six months of 2007. This decrease in operating loss is primarily attributable to the increase in base management fees. We recorded $11.9 million in base management fees (including mutual fund administrative fees) for the six months ended June 30, 2007 as compared to $10.2 million for the six months ended June 30, 2006. Our annualized effective fee during the first six months of 2007 on the period end net assets under management was 83 basis points. Operating expenses reflect increased subadvisory fees in the first six months of 2007 increased $1.4 million due to an increase in certain mutual fund assets under management.

Mortgage Banking

We conduct our mortgage banking activities primarily through our subsidiary First NLC, a residential mortgage banking company originating and acquiring primarily non-conforming mortgage loans in the United States.

On July 25, 2007, the Company entered into a recapitalization agreement, dated as of July 25, 2007 (the “Recapitalization Agreement”), with NLC Holding Corp., an affiliate of Sun Capital Partners (“Sun Capital”). The Recapitalization Agreement resulted in a $75 million recapitalization of First NLC. Sun Capital, through NLC Holdings Corp., and the Company invested $60 million and $15 million, respectively, on a pari passu basis, subject to the terms and conditions set forth in the Recapitalization Agreement and a loan and security agreement, dated as of July 25, 2007 (the “Loan Agreement”). The Company is a party to the Loan Agreement for the limited purpose of any fraud claims.

As a result of this transaction, ultimately the Company’s ownership interest in First NLC will be reduced to 20% and First NLC will cease to be a consolidated operating subsidiary of the Company and will be held, instead, as an equity investment. Furthermore, the Company’s future exposure to First NLC will be limited to the Company’s $15 million investment in the recapitalization, plus a $3 million indemnification to Sun Capital for certain potential liabilities. During the third quarter of 2007, the Company expects to fund approximately $15 million in losses associated with further restructuring and operating costs incurred prior to entering into the transaction with Sun Capital. The Company will also retain ownership of approximately $250 million of conforming and non-conforming mortgage loans recently originated by First NLC which are expected to be sold or securitized during the third quarter of 2007.

Initially the commitments by Sun Capital and the Company will be treated as convertible debt of First NLC. After satisfying various state mortgage licensing requirements, obtaining final court approval of a negotiated settlement of employment related class action litigation and satisfying various other closing conditions set forth in the Recapitalization Agreement, the convertible debt will convert to equity interests in First NLC. The conditions to the final closing are expected to be satisfied within 120 days of the signing of the Recapitalization Agreement. However, no assurance can be given that these closing conditions will be satisfied within such time period or at all.

First NLC originates, underwrites and funds mortgage loans secured primarily by single-family residences, and then securitizes or sells those loans to institutional loan purchasers or to our REIT subsidiary for our mortgage loan portfolio. Non-conforming mortgage loans include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac or Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds conforming underwriting guidelines. First NLC originates loans based upon an assessment of the borrower’s willingness and ability to repay the loan and the adequacy of the collateral.

For the three and six months ended June 30, 2007, First NLC incurred operating losses of $60.3 million and $252.1 million, respectively. These losses were primarily attributable to the continued decline in value of the loans held and originated during the periods due to the deterioration in the market for non-prime loans during 2007, reflecting the effects of industry-wide increases in early payment default requests from loan investors as well as the surplus of non-prime loans in the market. As a result of the decline in value and increased early payment defaults during 2007, the Company recognized provisions for losses, including repurchase and premium recapture and lower of cost or market valuation allowances, of $1.1 million and $126.4 million for the three and six months ended June 30, 2007, respectively. Also, due to the decline in the non-prime industry, in 2007, First NLC announced the closing of certain wholesale operations centers and the consolidation of this function into its facilities at Deerfield Beach, Florida and Anaheim, California. These restructuring actions, which included employee terminations, were taken in response to reduced origination volumes across the industry and to align the company’s cost structure with the current operating environment. As a result, for the three and six months ended June 30, 2007, the Company recorded charges of $32.8 million and $74.1 million, respectively, related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. These charges include write-downs of $28.9 million and $54.7 million related to the impairment of goodwill, for three and six months ended June 30, 2007, respectively.

Principal Investing

Our principal investing activity consists primarily of investments in mortgage-backed securities (“MBS”), non-conforming mortgage loans, merchant banking investments and investments in investment funds.

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

Mortgage-Backed Securities

We invest in agency-backed and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing in hybrid-ARM mortgage-backed securities financed by short-term commercial paper and repurchase agreement borrowings. The Company recorded net interest income of $10.7 million and $27.9 million from MBS held in our principal investment portfolio for the three and six months ended June 30, 2007, respectively, compared to $6.7 million and $9.9 million for the three and six months ended June 30, 2006, respectively. The increase during 2007 is due to the increase in net interest spread and average MBS investments offset by the effects of increased leverage during 2007 as compared to 2006.

Non-conforming Mortgage Loans

The revenues from the securitized non-conforming mortgage loan portfolio are generated primarily from net interest income. The Company recorded net interest income of $13.1 million and $34.3 million from the securitized non-conforming mortgage loans held at the REIT during the three and six months ended June 30, 2007, respectively, compared to $18.0 million and $46.7 million during the three and six months ended June, 2006, respectively. In addition, the Company recognized a lower of cost or market valuation adjustments of $2.5 million and $36.9 million relating to these loans for the three and six months ended June 30, 2007, respectively. As a result of the reclassification of the securitized mortgage loan portfolio to held-for-sale from held-for investment, as of September 30, 2006, there were no comparable lower-of-cost-or-market adjustments to the portfolio during the three and six months ended June 30, 2006.

Securitized mortgage loans held for sale, net, at the REIT were comprised of the following as of June 30, 2007 (dollars in thousands):

Principal balance	$3,555,138
Valuation allowance for lower of cost or market value	(28,685)

Loans held for sale, net	$3,526,453

As of June 30, 2007, $3.7 billion of non-recourse securitization debt is outstanding. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of the debt is reduced as the underlying loan collateral is paid down.

The Company’s economic exposure to the securitized mortgage loan portfolio is limited to the Company’s remaining equity in the securitization transactions. As of June 30, 2007, this economic exposure was valued at approximately $90 million, comprised of such mortgage loans held for sale, plus approximately $215 million in related assets, including real estate owned and due from servicer, net of the non-recourse securitization debt and other related liabilities.

Merchant Banking

The total value of FBR’s merchant banking portfolio and other long-term investments was $222.1 million as of June 30, 2007. Of this total, $157.6 million was held in the merchant banking portfolio, $31.6 million was held in alternative asset funds, and $32.9 million was held in other long-term investments. Net unrealized gains in the merchant banking portfolio included in Accumulated Other Comprehensive Income (“AOCI”) totaled $41.3 million as of June 30, 2007.

During the six month period ended June 30, 2007, we recorded $17.0 million in other than temporary impairment write-downs on certain merchant banking investments in the non-prime mortgage industry. These write-downs were recorded as part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other than temporary impairments and its related assessment of cost method investments.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Net income increased from a net loss of $30.2 million in the second quarter of 2006 to net income of $10.7 million in the second quarter of 2007. The increase is primarily attributable to the sale of 12.7 million shares of common stock of FBR Capital Markets as part of its initial public offering. This sale generated net proceeds of $200.1 million, which resulted in an after-tax gain of $61.0 million. Also, in the second quarter of 2006, the Company recognized $42.1 million of other-than-temporary impairment write-downs with no comparable write-downs in the second quarter of 2007. The results also reflect First NLC’s net loss of $67.4 million on an after-tax basis for the second quarter of 2007, which includes a $28.9 million write-down of goodwill and $3.9 million of restructuring and other costs. Lastly, earnings from FBR Capital Markets entities, net of minority interest, contributed $12.2 million in the second quarter of 2007 compared to $1.0 million in the second quarter of 2006.

The Company’s net revenues increased 59.5% from $110.6 million in the second quarter of 2006 to $176.4 million in the second quarter of 2007 due to the changes in revenues and interest expense described below.

Capital raising revenue increased 143.9% from $45.1 million in the second quarter of 2006 to $110.0 million in the second quarter of 2007. The increase is attributable to an increase in amounts raised in sole managed private placement transactions completed in 2007 as compared to 2006. The higher volume of capital raising activity related primarily to our real estate and financial services sectors. We completed 7 private placements during the second quarter of 2007 generating $100.8 million in revenues compared to 3 private placements in the second quarter of 2006 generating $36.3 million in revenues. Revenues from public offerings for the second quarter of 2007 remained consistent compared to second quarter of 2006.

Advisory revenue remained consistent with $6.2 million in the second quarter of 2007 compared to $6.3 million in 2006 reflecting a comparable number of advisory engagements in each of the periods.

Institutional brokerage revenue from agency commissions and principal transactions increased 7.9% from $30.3 million in the second quarter of 2006 to $32.7 million in the second quarter of 2007 as a result of increases in trading gains and trading volume due to our expansion of sales and trading personnel. Also, during the second quarter of 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $1.8 million, reflecting $17.1 million in interest income, a net investment loss of $0.2 million and $15.1 million of interest expense. There was no comparable activity during the second quarter of 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 25.5% from $5.1 million in the second quarter of 2006 to $6.4 million in the second quarter of 2007. The increase is primarily attributable to the increase in average net assets under management in the second quarter of 2007 due in large part to an increase in mutual fund administrative fees due to an increase in average mutual fund assets under management. Asset management incentive allocations and fees increased from $(0.05) million in the second quarter of 2006 to $0.1 million in the second quarter of 2007 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $24.2 million for the three months ended June 30, 2007 compared to $34.4 million for the three months ended June 30, 2006. The decrease in net revenues is primarily the result of losses incurred at First NLC during the second quarter of 2007, valuation adjustments for securitized mortgage loans in the second quarter of 2007, and a decrease in the dividends on merchant banking investments offset by other-than-temporary impairment charges relating to equity securities in the second quarter of 2006 with no comparable charge in the second quarter of 2007.

	For the quarter ended June 30,
	2007	2006
Net interest income	$30,807	$32,182
Net investment loss—principal investing	(3,441)	(31,290)
Dividend income	883	4,059
Net investment (loss) income—mortgage banking	(4,031)	29,401

	$24,218	$34,352

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Three months ended June 30, 2007			Three months ended June 30, 2006
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$5,725,698	$83,759	5.85%	$1,131,361	$15,333	5.42%
Mortgage loans	4,620,783	78,887	6.83%	6,971,308	119,317	6.85%
Reverse repurchase agreements	—	—	—	201,952	2,810	5.51%

	$10,346,481	162,646	6.29%	$8,304,621	137,460	6.62%

Other (1)		3,743			453

		166,389			137,913
Repurchase agreements	$1,845,197	(24,758)	(5.31)%	$66,297	(859)	(5.12)%
Commercial paper	3,474,917	(47,182)	(5.37)%	802,387	(10,426)	(5.14)%
Mortgage financing credit facilities	663,135	(10,070)	(6.01)%	971,211	(14,256)	(5.81)%
Securitization	3,926,766	(60,006)	(6.05)%	5,881,814	(82,351)	(5.54)%
Derivative contracts (2)	—	6,434		—	2,161

	$9,910,015	(135,582)	(5.47)%	$7,721,709	(105,731)	(5.42)%

Net interest income/spread		$30,807	0.82%		$32,182	1.20%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $1.4 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This decrease was due to a decrease in the net interest spread resulting from increased borrowing costs and a lower average balance on securitized mortgage loans offset partially by an increase in the average balance of MBS which have a lower net interest spread. Premium amortization expense on mortgage investments totaled $2.5 million in the second quarter of 2007 compared to $12.7 million in the second quarter of 2006. This decrease in amortization expense is a result of both the repositioning of the MBS portfolio during 2006 and the reclassification of the mortgage loans held at the REIT from held for investment to held for sale.

Net interest income from the MBS portfolio increased by $4.0 million from $6.7 million in the second quarter 2006 to $10.7 million in the second quarter 2007 reflecting the increase in average MBS investments and an increase in the net interest spread earned on the portfolio from 0.3% in the second quarter 2006 to 0.4% in the second quarter 2007.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $78.9 million with related interest expense of $62.6 million, resulting in net interest income of $16.3 million for the quarter ended June 30, 2007. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $122.1 million with related interest expense of $97.1 million, resulting in net interest income of $25.0 million for the quarter ended June 30, 2006. The decrease in the second quarter 2007 is primarily the result of the decrease in average mortgage loans in the second quarter 2007 as compared to the second quarter 2006, reflecting the effects of principal repayments in the securitized loan portfolio.

In addition to net interest income, the Company recorded $0.9 million in dividend income from its merchant banking equity investment portfolio in the second quarter 2007, compared to $4.1 million during the second quarter 2006. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The Company recognized a net investment loss of $3.4 million during the second quarter 2007 compared to net investment loss of $31.3 million in the second quarter 2006. The following table summarizes the components of net investment loss (dollars in thousands):

	Three months ended June 30,
	2007	2006
Securitized mortgage loans held-for-sale—lower of cost or market valuation adjustments	$(2,500)	$—
Available for sale and cost method securities—other-than-temporary impairments	—	(42,191)
Realized gains on sale of equity investments and mortgage-backed securities	565	4,170
Income from investments funds	1,134	(591)
Gains on investment securities—marked-to-market, net	50	520
Other, net	(2,690)	6,802

	$(3,441)	$(31,290)

In determining the lower-of-cost or market value of the securitized mortgage loans, the Company considered various factors affecting the overall value of the portfolio, including, but not limited to, factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. Based on such factors, the Company assesses the present value of expected loan cash flows considering the specific characteristics of each individual loan. The loans are then aggregated to derive the value at the respective securitization level. Since the loans are collateral for the Company’s non-recourse securitization borrowings, the Company’s assessment also considers the expected cash flows relating to the respective securitization borrowings and the resulting value of the residual interests in the securitizations that have been retained by the Company. Significant assumptions used by the Company in determining this value were supported by comparison to market data for similar portfolios and transactions, when available.

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

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded no impairment charges during the three months ended June 30, 2007 compared to $42.2 million for the same period in 2006.

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

During the three months ended June 30, 2007 and 2006, the Company sold $1.5 billion and $1.9 billion of loans, respectively, and earned a gross premium of (0.25)% and 1.96%, respectively. During the second quarter of 2007, the provision for losses increased significantly as compared to the prior year reflecting the effects of an industry-wide increase in requests for buy-backs of loans related to early pay defaults. The components of net investment (loss) income from mortgage banking activities are as follows (dollars in thousands):

	Three months ended June 30,
	2007	2006
Gross (loss) gain from loan sale transactions, including hedge activities	$(3,729)	$41,397
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(1,110)	(5,026)
Direct loan origination costs, net of fees earned	808	(6,970)

	$(4,031)	$29,401

Other revenues decreased 18.2% from $5.5 million in the second quarter 2006 to $4.5 million in the second quarter 2007 primarily due to a decrease in interest income related to warehouse financing.

The provision for loan losses on the securitized loan portfolio recorded during the three months ended June 30, 2006 reflects loan loss provisions recorded prior to the reclassification of the portfolio from held for investment to held for sale in September 2006. As of September 30, 2006, and subsequently, lower of cost or market valuation adjustments have been recorded in net investment loss in the consolidated statements of operations.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs remained consistent from $7.4 million in the second quarter 2006 compared to $7.6 million in the second quarter 2007 reflecting no additional issuances of long-term debt.

Total non-interest expenses increased 48.2% from $139.6 million in the second quarter 2006 to $206.9 million in the second quarter 2007. This increase was caused by the fluctuations in non-interest expenses discussed below.

Compensation and benefits expense increased 49.1% from $71.7 million in the second quarter 2006 to $106.9 million in the second quarter 2007. This increase is primarily due to a $31.9 million increase in variable compensation associated primarily with increased investment banking revenues as well as an increase in stock compensation associated with new issuances of stock-based awards by FBR Capital Markets.

Professional services increased 8.5% from $12.9 million in the second quarter 2006 to $14.0 million in the second quarter 2007 primarily due to an increase in services associated with investment banking transactions and subadvisory fees due to increased assets under management offset by a reduction in corporate legal and consulting costs in the second quarter 2007.

Business development expenses increased 30.2% from $8.6 million in the second quarter 2006 to $11.2 million in the second quarter 2007. This increase is primarily due to a increase in expenses associated with investment banking transactions and advertising expenses.

Clearing and brokerage fees remained consistent at $3.1 million in the second quarter 2006 to $3.1 million in the second quarter 2007 as fixed income trading charges incurred in the second quarter 2006 with no comparable amount in the second quarter 2007 offset by increased equity trading volumes.

Occupancy and equipment expense increased 4.1% from $12.2 million in the second quarter 2006 to $12.7 million in the second quarter 2007. This increase is primarily due to the investments made in upgrading our technology and office space.

Communications expense increased 26.7% from $6.0 million in the second quarter 2006 to $7.6 million in the second quarter 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflects the Company’s investments in its technology infrastructure in its data center that began in August of 2006 and has continued through June of 2007.

Other operating expenses decreased 25.2% from $25.0 million in the second quarter 2006 to $18.7 million in the second quarter 2007. This change is primarily due to a $5.4 million decrease in loan servicing fees, administrative fees, and mortgage insurance related to the decrease in our average mortgage loan balance.

In March 2007, First NLC announced the closing of three wholesale operations centers and the consolidation of this function into its facilities at Deerfield Beach, Florida and Anaheim, California. These restructuring actions, which included employee terminations, were taken in response to reduced origination volumes across the industry and to align the company’s cost structure with the current operating environment. In addition, for the three months ended June 30, 2007, the Company recorded a charge of $32.8 million related to other planned restructuring activities and a decline in the fair value of First NLC’s origination platform. This charge includes a write-down of $28.9 million related to the impairment of goodwill reflecting the continued deterioration of the non-prime mortgage origination industry during the second quarter of 2007. The remaining charge of $3.9 million primarily relates to certain facility and equipment leases.

The total income tax provision changed from a $1.2 million tax expense in the second quarter 2006 to a $55.0 million tax expense in the second quarter 2007 due to the current year income at the Company’s taxable REIT subsidiaries. Our tax provision relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 79.4% in the second quarter 2006 as compared to 73.8% in the second quarter 2007. The disparity between the effective tax rates is due to discrete income tax charges during the three months ended June 30, 2007 of $0.3 million relating to SFAS 123R, and $27.9 million relating to a valuation allowance on the losses derived from First NLC. Without these discrete items, the effective income tax rates would have been 35.9% and 48.5% during the three months ended June 30, 2007 and 2006, respectively.

Minority interest in earnings of consolidated subsidiary of $9.5 million represents minority interest holders’ share of earnings of FBR Capital Markets for the second quarter of 2007. Prior to the July 2006 private offering of FBR Capital Markets common stock to outside investors, the entities comprising FBR Capital Markets were wholly-owned subsidiaries of the Company, therefore, minority interest in earnings of consolidated subsidiary was not applicable in the second quarter of 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Reported net loss increased from $3.7 million net loss in the first six months of 2006 to a net loss of $175.2 million in the first six months of 2007. The loss is primarily attributable to the Company’s non-prime mortgage-related businesses, of which First NLC, FBR Group’s non-prime mortgage origination subsidiary is the principal component. During the first six months of 2007, First NLC incurred losses of $191.6 million on an after-tax basis, which includes a $65.0 million write-down of goodwill and intangible assets and $9.1 million of restructuring and other costs.

In addition, there were $21.8 million in realized net losses and write-downs in the value of certain non-prime mortgage investments in the Company’s merchant banking and other long-term investment portfolio in the first six months of 2007. Lastly, the Company recognized a $36.9 million non-cash, lower-of-cost or market value write-down on its securitized non-prime mortgage loans in the first six months of 2007. These losses were offset by the after-tax gain of $61.0 million from the sale of shares of common stock of FBR Capital Markets, previously discussed, and an increase in capital markets earnings, net of minority interest, from $5.8 million in the first half of 2006 to $20.1 million in the first half of 2007 which is the result of increased investment banking revenues during the first six months of 2007 and lower other-than-temporary impairment charges on merchant banking investments in the first half of 2007.

The Company’s net revenues decreased 34.3% from $287.4 million in the first six months of 2006 to $188.8 million in the first six months of 2007 due to the changes in revenues and interest expense discussed below.

Capital raising revenue increased 85.9% from $111.5 million in 2006 to $207.3 million in the first six months of 2007. The increase is attributable to an increase in amounts raised in sole managed private placement transactions completed in the first six months of 2007 as compared to the first six months of 2006. The higher volume of capital raising activity related primarily to our real estate, financial services, and energy sectors. We completed 9 private placements during the first six months of 2007 generating $159.0 million in revenues compared to 8 private placements in the first six months of 2006 generating $78.1 million in revenues. In addition, during the first six months of 2007, we lead or co-lead managed 10 public offerings raising $1.7 billion compared to 9 public offerings raising $1.4 billion in the first six months of 2006.

Advisory revenue increased 37.0% from $9.2 million in the first six months of 2006 to $12.6 million in the first six months of 2007 as a result of the transaction with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions during the first quarter of 2007.

Institutional brokerage revenue from agency commissions and principal transactions decreased 1.3% from $59.4 million in the first six months of 2006 to $58.6 million in the first six months of 2007 as a result of decreases in trading gains offset partially by increases in trading volume due to our expansion of sales and trading personnel. In addition, during the first six months of 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $3.6 million, reflecting $34.8 million in interest income, a net investment loss of $1.4 million and $29.8 million of interest expense. There was no comparable activity during the first six months of 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 16.7% from $10.2 million in the first six months of 2006 to $11.9 million in the first six months of 2007. The increase is primarily attributable to the increase in average net assets under management in the first six months of 2007 due in large part to an increase in mutual fund administrative fees due to an increase in average mutual fund assets under management. Asset management incentive allocations and fees decreased 80.0% from $1.0 million in the first six months of 2006 to $0.2 million in the first six months of 2007 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $(95.2) million for the first six months of 2007 compared to $117.2 million for the first six months of 2006. The decrease in net revenues is primarily the result of losses incurred at First NLC during the first six months of 2007, a write-down of securitized mortgage loans in the first six months of 2007, a decrease in realized gains on sale of equity securities and mortgage-backed securities and a decrease in the dividends on merchant banking investments (dollars in thousands):

	For the six months ended June 30,
	2007	2006
Net interest income	$76,976	$74,378
Net investment loss—principal investing	(63,154)	(5,105)
Dividend income	1,842	7,758
Net investment (loss) income—mortgage banking	(110,890)	40,139

	$(95,226)	$117,170

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Six months ended June 30, 2007			Six months ended June 30, 2006
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$6,536,384	$190,595	5.83%	$2,096,560	$50,067	4.78%
Mortgage loans	5,149,148	179,785	6.98%	7,175,221	256,135	7.14%
Reverse repurchase agreements	—	—	—	173,598	4,614	5.29%

	$11,685,532	370,380	6.34%	$9,445,379	310,816	6.58%

Other (1)		4,236			1,282

		374,616			312,098
Repurchase agreements	$2,322,499	(62,048)	(5.31)%	$384,356	(8,733)	(4.52)%
Commercial paper	3,679,956	(99,449)	(5.38)%	1,532,509	(35,704)	(4.63)%
Mortgage financing credit facilities	970,640	(29,352)	(6.01)%	1,097,683	(30,436)	(5.51)%
Securitization	4,125,934	(124,610)	(6.01)%	6,171,236	(163,989)	(5.29)%
Derivative contracts (2)	—	17,819		—	1,142

	$11,099,029	(297,640)	(5.36)%	$9,185,784	(237,720)	(5.15)%

Net interest income/spread		$76,976	0.98%		$74,378	1.43%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income in the first six months of 2007 increased by $2.6 million. This increase was due to an increase in the average balance of mortgage backed securities and interest on cash and other miscellaneous interest-earning assets offset by increased borrowing costs due to continued increases in short term interest rates. Premium amortization expense on mortgage investments totaled $5.8 million in the first six months of 2007 compared to $21.2 million in the first six months of 2006. This decrease in amortization expense is a result of both the repositioning of the MBS portfolio during the first six months of 2006 and the reclassification of the mortgage loans held at the REIT from held for investment to held for sale.

Net interest income from the MBS portfolio increased by $18.0 million from $9.9 million in the first six months of 2006 to $27.9 million in the first six months of 2007 reflecting the increase in average MBS investments and an increase in the net interest spread earned on the portfolio from 0.2% in the first six months of 2006 to 0.4% in the first six months of 2007.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $179.8 million with related interest expense of $134.9 million, resulting in net interest income of $44.9 million for the first half of 2007. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $260.7 million with related interest expense of $197.6 million, resulting in net interest income of $63.1 million for the first half of 2006. The decrease in the first six months of 2007 is primarily the result of the decrease in average mortgage loans in the first six months of 2007 as compared to the first six months of 2006, reflecting the effects of principal repayments in the securitized loan portfolio.

In addition to net interest income, the Company recorded $1.8 million in dividend income from its merchant banking equity investment portfolio in the first six months of 2007 compared to $7.8 million during the first six months of 2006. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The Company realized a net investment loss of $63.2 million during the first six months of 2007 compared to net investment loss of $5.1 million in the first six months of 2006. The following table summarizes the components of net investment loss (dollars in thousands):

	Six months ended June 30,
	2007	2006
Securitized mortgage loans held-for-sale—lower of cost or market valuation adjustments	$(36,900)	$—
Available for sale and cost method securities—other-than-temporary impairments	(17,000)	(42,519)
Realized gains on sale of equity investments and mortgage-backed securities	2,262	23,772
Income from investments funds	2,238	1,184
Gains on investment securities—marked-to-market, net	(1,074)	2,595
Other, net	(12,680)	9,863

	$(63,154)	$(5,105)

In determining the lower-of-cost or market value of the securitized mortgage loans, the Company considered various factors affecting the overall value of the portfolio, including, but not limited to, factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. Based on such factors, the Company assesses the present value of expected loan cash flows considering the specific characteristics of each individual loan. The loans are then aggregated to derive the value at the respective securitization level. Since the loans are collateral for the Company’s non-recourse securitization borrowings, the Company’s assessment also considers the expected cash flows related to the respective securitization borrowings and the resulting value of the residual interests in the securitizations that have been retained by the Company. Significant assumptions used by the Company in determining this value were supported by comparison to market data for similar portfolios and transactions, when available.

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

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded other-than-temporary impairment charges of $17.0 million relating to marketable equity securities and cost method investments in the first six months of 2007. The company recorded other-than-temporary impairment charges of $42.5 million relating to marketable equity securities and cost method investments in the first six months of 2006.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges under SFAS 133. These derivatives primarily include hedges relating to the financing for certain MBS positions and the mortgage loan portfolio.

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments.

During the six months ended June 30, 2007 and 2006, the Company sold $2.7 billion and $3.4 billion of loans, respectively, and earned a gross premium of 0.55% and 1.72%, respectively. During the first six months of

2007, the provision for losses increased significantly as compared to the prior period reflecting the effects of an industry-wide increase in requests for buy-backs of loans related to early pay defaults. For the six months ended June 30, 2007, the $126.4 million provision for losses reflects a $96.7 million lower of cost or market write-down on loans held by First NLC. The components of net investment (loss) income from mortgage banking activities are as follows (dollars in thousands):

	Six months ended June 30,
	2007	2006
Gross gain from loan sale transactions, including hedge activities	$14,870	$65,455
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(126,365)	(12,276)
Direct loan origination costs, net of fees earned	605	(13,040)

	$(110,890)	$40,139

Other revenues decreased 18.1% from $10.5 million in the first six months of 2006 to $8.6 million in the first six months of 2007 primarily due to a decrease in interest income related to warehouse financing.

The provision for loan losses on the securitized loan portfolio recorded during the six months ended June 30, 2006 reflects loan loss provisions recorded prior to the reclassification of the portfolio from held for investment to held for sale in September 2006. As of September 30, 2006, and subsequently, lower of cost or market valuation adjustments have been recorded in net investment loss in the consolidated statements of operations.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $14.2 million in the first six months of 2006 to $15.2 million in the first six months of 2007 due to increased interest rates associated with these floating rate borrowings and acceleration of deferred costs related to the termination of the Company’s line of credit in April 2007.

Total non-interest expenses increased 49.0% from $291.6 million in the first six months of 2006 to $434.4 million in the first six months of 2007. This increase was caused by the fluctuations in non-interest expenses as discussed below.

Compensation and benefits expense increased 35.9% from $155.2 million in the first six months of 2006 to $210.9 million in the first six months of 2007. This increase is primarily due to an increase of $51.0 in variable compensation associated primarily with increased investment banking revenues and related employer taxes.

Professional services increased 2.6% from $27.2 million in the first six months of 2006 to $27.9 million in the first six months of 2007 primarily due to a increase in subadvisory fee and investment banking professional service expense of $4.4 million, which is offset by a $3.8 million reduction in consulting and corporate legal costs in the first six months of 2007.

Business development expenses increased 9.7% from $22.7 million in the first six months of 2006 to $24.9 million in the first six months of 2007. This decrease is primarily due to a decrease in expenses associated with investment banking transactions.

Clearing and brokerage fees increased 7.4% from $5.4 million in the first six months of 2006 to $5.8 million in the first six months of 2007. The increase is due to increased equity trading volumes.

Occupancy and equipment expense increased 9.8% from $23.5 million in the first six months of 2006 to $25.8 million in the first six months of 2007. This increase is primarily due to the investments made in upgrading our technology and office space.

Communications expense increased 25.9% from $11.6 million in the first six months of 2006 to $14.6 million in the first six months of 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflects the Company’s investments in its technology infrastructure including its data center and disaster recovery systems.

Other operating expenses increased 9.6% from $46.0 million in the first six months of 2006 to $50.4 million in the first six months of 2007. This change is primarily due to an increase in accrued costs associated with First NLC litigation offset by decreases in loan servicing, administrative fees, and mortgage insurance associated with the decrease in the balance of mortgage loans.

In March 2007, First NLC announced the closing of three wholesale operations centers and the consolidation of this function into its facilities at Deerfield Beach, Florida and Anaheim, California. These restructuring actions, which included employee terminations, were taken in response to reduced origination volumes across the industry and to align the company’s cost structure with the current operating environment. For the six months ended June 30, 2007, the Company recorded a charge of $74.1 million related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. This charge includes a write-down of $65.0 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded estimated fair value of these assets. The remaining charge of $9.1 million primarily relates to the termination of employees and certain facility and equipment leases.

The total income tax provision changed from a $0.5 million tax benefit in the first six months of 2006 to a $23.5 million tax expense in the first six months of 2007 due to the current year losses at the Company’s taxable REIT subsidiaries. Our tax provision relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 53.5% in the first six months of 2006 as compared to 25.3% in the first six months of 2007. The disparity between the effective tax rates is due to discrete income tax charges during the first six months of 2007 of $5.4 million relating to SFAS 123R, recognition of tax expense of $18.1 million on the book/tax basis difference in FBR Capital Markets shares sold, and $34.1 million valuation allowance on the losses derived from First NLC. Additionally, the annualized effective tax rate for the six months ended June 30, 2006 was higher due to tax expense of $0.5 million recorded on intercompany sale of mortgages. Without these discrete items, the effective income tax rates would have been 36.9% and 44.9% during the six months ended June 30, 2007 and 2006, respectively.

Minority interest in earnings of consolidated subsidiary of $12.6 million represents minority interest holders’ share of earnings of FBR Capital Markets for the first six months of 2007. Prior to the July 2006 private offering of FBR Capital Markets common stock to outside investors, the entities comprising FBR Capital Markets were wholly-owned subsidiaries of the Company, therefore, minority interest in earnings of consolidated subsidiary was not applicable in the first quarter of 2006.

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

Cash Flows

As of June 30, 2007, the Company’s cash and cash equivalents totaled $505.9 million representing a net increase of $316.0 million for the six months ended June 30, 2007. The increase is primarily attributable to the sale of mortgaged-backed securities at FBR Capital Markets with the proceeds being reinvested in money market funds. Of the $505.9 million of cash and cash equivalents, $471.0 million was held by FBR Capital Markets. The Company’s use of the funds held by FBR Capital Markets would be subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors.

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreement and commercial paper borrowings. Excess cash is used to pay down short-term borrowings and cash is provided by increasing short-term borrowings within the Company’s leverage policies. Additionally, MBS may be liquidated within relatively short time periods to provide additional liquidity. As of June 30, 2007, $677 million of capital supports the MBS portfolio, including approximately $320 million of long-term debt. During the six months ended June 30, 2007, the Company utilized these financing strategies to provide liquidity to support cash needs at First NLC.

The cash provided by operating activities of $834.0 million was attributable to the reduction in the non-securitized mortgage loans originated by First NLC, reduction in other receivables, and the $19.4 million in cash inflows generated from operating earnings net of non-cash charges included in the Company’s net loss of $175.2 million.

The cash provided by investing activities of $1.6 billion relates primarily to the sale and receipt of proceeds for MBS and securitized mortgage loans. These decreases in investments and non-securitized mortgage loans generated a substantial portion of the net cash used in financing activities of $2.1 billion as the financing for these investments was paid down with the required proceeds.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of June 30, 2007, liquid assets consisted primarily of cash and cash equivalents of $505.9 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $6.0 billion in MBS, $3.7 billion in non-conforming mortgage loans, $222.1 million in long-term investments, $43.4 million in trading securities, a receivable due from servicer of $63.9 million, and a receivable for securities sold of $261.9 million at June 30, 2007. The Company’s total assets decreased from $13.4 billion at December 31, 2006 to $11.3 billion as of June 30, 2007. The decline in total assets reflects the effects of principal payments received on mortgage loans without any new investments in mortgage loans, sales of originated mortgage loans and net sales of available-for-sale MBS.

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

As of June 30, 2007, our MBS portfolio was comprised primarily of agency-backed ARM and hybrid-ARM securities. Excluding principal receivable, which totaled $41.6 million, the total par and fair value of the portfolio was $6.0 billion. As of June 30, 2007, the weighted average coupon of the portfolio was 6.07%. Our portfolio of non-conforming mortgage loans is also comprised substantially of hybrid-ARMs. As of June 30, 2007, the principal balance of the mortgage loan portfolio was $3.7 billion and the weighted average coupon was 7.70%.

The actual yield on the MBS is affected by the price paid to acquire the investment. Our cost basis in MBS is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. The MBS portfolio had a premium of $52.4 million (.88% of the unpaid par value).

Net unrealized gains related to our merchant banking investments that are included in accumulated other comprehensive income in our balance sheet totaled $41.5 million as of June 30, 2007. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is other than temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

The following table provides additional detail regarding the Company’s merchant banking investments as of June 30, 2007 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	June 30, 2007
Merchant Banking Investments	Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Accredited Home Lenders Holding Co. (1)	253,692	$2,352	$3,468
Amtrust Financial Services, Inc.	2,558,994	16,749	48,083
Asset Capital Corporation, Inc. (2)	948,766	7,500	7,500
Castlepoint Holdings Ltd.	500,000	4,650	7,345
Cmet Finance Holdings, Inc. (1)(2)	65,000	975	975
Cohen Financial (2)	112,892	5,000	5,000
Cypress Sharpridge Investment, Inc. (2)	537,604	5,000	5,000
DivX, Inc.	14,339	287	215
ECC Capital Corporation (1)	3,940,110	1,576	1,340
FSI Realty (2)	752,688	7,000	7,000
Horsehead Corporation (2)	17,582	215	215
Legacy Reserves LP.	619,133	9,894	16,686
Muni Funding of America, LLC (2)	750,000	6,975	6,975
NNN Realty Advisors, Inc. (2)	537,634	5,000	5,000
Orion Marine Group (2)	796,494	10,000	10,000
Quanta Capital Holdings Ltd. (1)	2,870,620	5,282	6,889
RAIT Financial Trust	231,173	7,945	6,015
Star Asia Financial (2)	800,000	7,440	7,440
Vintage Wine Trust, Inc. (2)	1,075,269	10,000	10,000
Preferred equity investment (1)(2)		2,500	2,500

Total Merchant Banking Investments		$116,340	$157,646
Investment funds			31,627
Other investments			3,341
Investment securities—marked to market			5,472
Residual interest in securitization			24,000

Total Long-Term Investments			$222,086

(1)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges.
(2)	As of June 30, 2007 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions

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

As of June 30, 2007, the Company’s liabilities totaled $10.1 billion, which resulted in a leverage ratio (liabilities to equity) of 9.9 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, commercial paper issued through Georgetown Funding, securitization financing and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings. Such long-term debt issuances have totaled $317.5 million. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of June 30, 2007, we had $323.5 million of long-term corporate debt and the weighted average interest rate on these securities was 8.01%.

During 2005, the Company completed nine securitization transactions and issued a series of multi-class mortgage-backed bonds. Depending on the structure of the securitizations, the Company accounts for the securitizations as either “sales” or “financing” transactions in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For securitizations that qualify as sales, the Company transfers the loans into the securitization trust and records retained financial and servicing assets or liabilities, if any, and recognizes a gain or loss on sale from the transaction. For securitizations that are accounted for as financings, the transferred loans remain on the balance sheet and are recorded as collateral and the mortgage-backed bonds issued are recorded as debt. There were no securitization transactions accounted for as financings during 2007 and 2006.

As of June 30, 2007, the Company had outstanding securitization financing liabilities of $3.7 billion. These liabilities, which are consolidated in the Company’s financial statements, are secured solely by mortgage loans held by the trusts, and are non-recourse to the Company. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of debt is reduced as the underlying loan collateral is paid down. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.80% as of June 30, 2007.

In October 2006, we entered into a $180 million, 364-day senior secured credit agreement with various financial institutions. There were no borrowings outstanding under this facility during 2007. This credit agreement was terminated effective April 17, 2007. We were not required to pay any termination fee or penalty as a result of the termination.

Georgetown Funding is a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program, and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement, and repurchase agreements we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our

Master Repurchase Agreement with Georgetown Funding enables us to finance up to $12 billion of MBS. There were $3.5 billion of borrowings outstanding as of June 30, 2007.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans and certain of its MBS. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.63% to 1.50% based on the nature of the mortgage collateral.

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

	June 30, 2007			December 31, 2006
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)
Outstanding balance	$3,493,212	$2,186,053	$150,945	$3,971,389	$2,116,813	$942,517
Weighted-average rate	5.39%	5.32%	6.35%	5.41%	5.34%	6.05%
Weighted-average term to maturity (1)	21.1 days	20.2 days	NA	18.3 days	21.9 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the NASD. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of

June 30, 2007, FBR & Co. had total regulatory net capital of $107.1 million, which exceeded its required net capital of $8.9 million by $98.2 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

During the six months ended June 31, 2007 and the year ended December 31, 2006, we declared dividends as specified in the following table.

Declaration Date	Record Date	Payment Date	Dividends Per Share
Six months ended June 30, 2007
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

Year ended December 31, 2006
December 13, 2006	December 29, 2006	January 31, 2007	$0.05
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year as of June 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt (1)	$—	$970	$970	$970	$970	$319,646	$323,526
Minimum rental and other contractual commitments	10,957	27,372	20,535	19,411	17,316	54,955	150,546
Securitization financing on loans held for sale (2)	—	—	—	—	—	3,658,764	3,658,764
Capital commitments (3)	—	—	—	—	—	—	—

	$10,957	$28,342	$21,505	$20,381	$18,286	$4,033,365	$4,132,836

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through FBR TRS Holdings. Based on the 3-month LIBOR of 5.38% as of June 30, 2007, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317.5 million of long-term debt securities would be approximately $25.4 million for the year ending December 31, 2007. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior to stated maturities due to borrower prepayments and/or possible clean-up calls.
(3)	The table above excludes $7.8 million of uncalled capital commitments as of June 30, 2007 to various investment partnerships that may be called over the next ten years.

The Company also has short term commercial paper and repurchase agreement liabilities of $3.5 billion and $2.3 billion, respectively, as of June 30, 2007. See Note 3 to the financial statements for further information.

As of June 30, 2007, the Company had made interest rate lock agreements with borrowers for the origination of new mortgage loans and entered into commitments to sell mortgage loans of $199.0 million and $-0- million, respectively.

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

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is primarily subject to interest-rate risk as a result of its principal investment and mortgage banking activities. Through its principal investment and mortgage banking activities, the Company invests in MBS and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparties to the Company’s derivative agreements at June 30, 2007 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the MBS and mortgage loans may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s derivative instruments, including economic hedges and instruments designated as cash flow hedges. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS and mortgage loans, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts.

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

The table that follows shows the expected change in fair value for the Company’s current MBS, mortgage loans, and derivatives related to the Company’s principal investment and mortgage banking activities under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2007.” Management’s estimate of change in value for mortgage loans and mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. The estimated change in value of the mortgage loans and MBS reflect an effective duration of 0.46 and 1.55, respectively.

The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the MBS, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at June 30, 2007	Value at June 30, 2007 with 100 basis point increase in interest rates	Percent Change	Value at June 30, 2007 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$6,047,375	$5,944,570	(1.70)%	$6,132,038	1.40%
Mortgage loans	3,681,090	3,663,550	(0.48)%	3,697,195	0.44%
Derivative assets	21,728	69,921	221.80%	4,780	(78.00)%
Other	1,569,405	1,569,405	—	1,569,405	—

Total assets	$11,319,598	$11,247,446	(0.64)%	$11,403,418	0.74%

Liabilities
Repurchase agreements and commercial paper	$5,830,210	$5,830,210	—	$5,830,210	—
Securitization financing	3,645,874	3,645,874	—	3,645,874	—
Derivative liabilities	4,710	12,073	156.32%	2,293	(51.33)%
Other	571,247	571,247	—	571,247	—

Total liabilities	10,052,041	10,059,404	0.07%	10,049,624	(0.02)%
Minority interest	254,922	254,922	—	254,922	—
Shareholders’ equity	1,012,635	933,120	(7.85)%	1,098,872	8.52%

Total liabilities and shareholders’ equity	$11,319,598	$11,247,446	(0.64)%	$11,403,418	0.74%

Book value per share	$5.83	$5.37	(7.85)%	$6.32	8.52%

As shown above, the Company’s portfolio of mortgage loans and MBS generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates. The changes in the fair value of mortgage loans in a declining interest rate environment as presented in the table above will not necessarily affect the Company’s earnings or shareholders’ equity since mortgage loans held for sale are reported at lower-of-cost-or-market.

Other

The value of our direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, many of the companies are exposed to risks similar to those identified above as being applicable to our own investments in MBS. Additionally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which we invest has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of the companies in which we have invested.

Equity Price Risk

The Company is exposed to equity price risk as a result of its investments in marketable equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of June 30, 2007 (dollars in thousands, except per share amounts).

	Value at June 30, 2007	Value of Equity at June 30, 2007 with 10% Increase in Price	Percent Change	Value of Equity at June 30, 2007 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$90,042	$99,046	10.00%	$81,038	(10.00)%
Equity method investments	31,627	34,790	10.00%	28,464	(10.00)%
Investment securities-marked to market	5,472	6,019	10.00%	4,925	(10.00)%
Other long-term investments	3,340	3,674	10.00%	3,006	(10.00)%
Trading securities-equities	43,167	47,484	10.00%	38,850	(10.00)%
Other	11,145,950	11,145,950	—	11,145,950	—

Total assets	$11,319,598	$11,336,963	0.15%	$11,302,233	(0.15)%

Liabilities	$10,052,041	$10,052,041	—	$10,052,041	—

Minority Interest	254,922	258,299	1.32%	251,545	(1.32)%
Shareholders’ Equity
Common stock	1,753	1,753	—	1,753	—
Paid-in-capital	1,569,034	1,569,034	—	1,569,034	—
Employee stock loan receivable	(12)	(12)	—	(12)	—
Accumulated other comprehensive income	12,564	21,568	71.67%	3,560	(71.67)%
Accumulated retained deficit	(570,704)	(565,720)	0.87%	(575,688)	(0.87)%

Total shareholders’ equity	1,012,635	1,026,623	1.38%	998,647	(1.38)%

Total liabilities and shareholders’ equity	$11,319,598	$11,336,963	0.15%	$11,302,233	(0.15)%

Book value per share	$5.83	$5.91	1.37%	$5.75	(1.37)%

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads, and mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel, and general economic, political, and market conditions. We will not necessarily update the information presented in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business, see our Form 10-K for 2006 and especially the section “Risk Factors.”

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Except as described below, as of June 30, 2007, we were not a defendant or plaintiff in any lawsuits or arbitrations that are expected to have a material adverse effect on our financial condition or statements of operations. We are a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to our various businesses. There can be no assurance that these matters individually or in the aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial conditions, results of operations or liquidity.

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

Other Litigation

In June 2007, our subsidiary, First NLC Financial Services, LLC (“First NLC”), settled with the named plaintiff for an immaterial amount in the previously-reported case captioned Cerda v. First NLC Financial Services, LLC (U.S. District Court for the Northern District of Illinois). First NLC received a release of claims from the plaintiff. The settlement and release with the named plaintiff would not preclude other individuals who may make allegations similar to those made by the named plaintiff from asserting similar claims, either individually or as part of a putative class action.

In June 2007, First NLC and the plaintiffs in the previously reported putative class actions pending in the U.S. District Court for the Northern District of California alleging violations of the Fair Labor Standards Act and violations of California wage and hour laws reached an agreement resolving all disputes (Stanfield, et al. v. First NLC Financial Services, LLC, Case No. C 06-3892 SBA; Sparrow-Milrot, et al. v. First NLC Financial Services, LLC, Case No. SA CV 07-0119 AHS RCX). First NLC has agreed to pay $14 million in exchange for a full release of asserted claims against it. The parties’ motion for preliminary approval of settlement and joint stipulation of settlement and release is now pending before the federal district court. Final approval is subject to the independent judgment of the federal district court.

Item 1A.	Risk Factors

As of June 30, 2007, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 7, 2007. At the Annual Meeting, the shareholders voted on the election of nine directors to the Company’s Board of Directors, the ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007 and the approval of the Amended Key Employee Incentive Plan. Following are the results of the matters voted on at the Annual Meeting:

In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Nominee for Director	Votes in Favor	Votes Withheld
Eric F. Billings	170,937,282	6,563,515
Daniel J. Altobello	165,699,916	11,800,881
Peter A. Gallagher	166,546,209	10,954,588
Stephen D. Harlan	166,573,159	10,927,638
Russell C. Lindner	166,592,195	10,908,602
Ralph S. Michael III	166,662,919	10,837,878
Wallace L. Timmeny	162,433,952	15,066,845
J. Rock Tonkel, Jr.	172,987,505	4,513,292
John T. Wall	166,633,368	10,867,429

The following other routine matters were approved by the shareholders:

	Votes in Favor	Votes Against	Votes Abstaining
Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007	175,805,105	1,441,444	254,248

	Votes in Favor	Votes Against	Votes Abstaining
Approval of the Amended Key Employee Incentive Plan	166,516,481	8,827,864	2,156,452

Item 6.	Exhibits

Exhibit Number	Exhibit Title

11.01	Statement regarding Computation of Per Share Earnings (see Part I, Item 1, Note 7 to the Registrant’s Consolidated Financial Statements (omitted pursuant to Item 601(a)(ii) of Regulation S-K).

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Section 302 Certification of Chief Executive Officer.

31.02	Section 302 Certification of Chief Financial Officer.

32.01	Section 906 Certification of Chief Executive Officer.

32.02	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: August 9, 2007