Form 10-Q
period 2007-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2007-11-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes   ☐     No   ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of November 5, 2007:

Title	Outstanding
Class A Common Stock	138,765,932 shares
Class B Common Stock	13,126,249 shares

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$692,737	$189,956
Restricted cash	116	132
Receivables:
Interest	11,950	68,981
Due from servicer	11,916	64,740
Other	44,869	83,528
Investments:
Mortgage-backed securities, at fair value	470,749	6,870,661
Loans held for sale, net	3,255,807	5,367,934
Long-term investments	181,098	185,492
Trading securities, at fair value	19,120	18,180
Due from clearing broker	11,675	28,999
Derivative assets, at fair value	12,159	36,875
Goodwill	108,013	162,765
Intangible assets, net	10,228	21,825
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $43,402 and $36,841 respectively	45,782	44,111
Prepaid expenses and other assets	243,050	208,339

Total assets	$5,119,269	$13,352,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold, but not yet purchased, at fair value	$10,066	$202
Commercial paper	—	3,971,389
Repurchase agreements	497,926	3,059,330
Derivative liabilities, at fair value	1,938	44,582
Dividends payable	8,001	8,743
Interest payable	6,329	12,239
Accrued compensation and benefits	39,381	57,227
Accounts payable, accrued expenses and other liabilities	79,962	81,819
Short-term borrowing	60,000	—
Securitization financing, net	3,141,773	4,486,046
Long-term debt	323,609	324,453

Total liabilities	4,168,985	12,046,030

Minority Interest	252,070	135,443
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 146,928,978 and 161,487,096 shares issued, respectively	1,470	1,615
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 13,126,249 and 13,225,249 shares issued and outstanding, respectively	131	132
Additional paid-in capital	1,503,509	1,562,485
Accumulated other comprehensive loss, net of taxes	(13,479)	(15,136)
Accumulated deficit	(793,417)	(378,051)

Total shareholders’ equity	698,214	1,171,045

Total liabilities and shareholders’ equity	$5,119,269	$13,352,518

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
Investment banking:
Capital raising	$49,692	$6,852
Advisory	16,480	5,826
Institutional brokerage:
Principal transactions	968	(1,658)
Agency commissions	26,257	24,388
Mortgage trading interest	—	13,845
Mortgage trading net investment loss	—	(1,546)
Asset management:
Base management fees	6,119	4,880
Incentive allocations and fees	82	(31)
Principal investment:
Interest	115,450	150,649
Net investment loss	(136,475)	(170,621)
Dividends	526	4,750
Mortgage banking:
Interest	7,194	22,476
Net investment (loss) income	(27,968)	16,092
Other	3,990	6,540

Total revenues	62,315	82,442
Interest expense	112,072	165,237

Revenues, net of interest expense	(49,757)	(82,795)

Non-Interest Expenses:
Compensation and benefits	80,955	69,405
Professional services	12,281	14,308
Business development	7,713	7,577
Clearing and brokerage fees	3,953	2,917
Occupancy and equipment	12,695	12,909
Communications	7,148	6,471
Other operating expenses	16,140	23,291
Restructuring charges	6,172	—

Total non-interest expenses	147,057	136,878

Operating loss	(196,814)	(219,673)
Other Income:
(Loss) gain on sale of subsidiary shares	(2,450)	121,511

Loss before income taxes and minority interest	(199,264)	(98,162)
Income tax provision (benefit)	15,288	(26,062)
Minority interest in earnings (losses) of consolidated subsidiary	165	(4,708)

Net Loss	$(214,717)	$(67,392)

Basic loss per share	$(1.28)	$(0.39)

Diluted loss per share	$(1.28)	$(0.39)

Dividends declared per share	$0.05	$0.05

Weighted average shares outstanding:
Basic (in thousands)	167,874	172,091

Diluted (in thousands)	167,874	172,091

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Investment banking:
Capital raising	$256,971	$118,304
Advisory	29,090	14,976
Institutional brokerage:
Principal transactions	7,156	5,822
Agency commissions	78,639	76,289
Mortgage trading interest	—	48,638
Mortgage trading net investment loss	—	(2,992)
Asset management:
Base management fees	18,007	15,042
Incentive allocations and fees	302	924
Principal investment:
Interest	450,073	413,388
Net investment loss	(199,629)	(175,726)
Dividends	2,368	12,508
Mortgage banking:
Interest	47,186	66,856
Net investment (loss) income	(138,858)	56,231
Other	12,566	16,992

Total revenues	563,871	667,252
Interest expense	424,854	446,909
Provision for loan losses	—	15,740

Revenues, net of interest expense and provision for loan losses	139,017	204,603

Non-Interest Expenses:
Compensation and benefits	291,822	224,634
Professional services	40,143	41,498
Business development	32,640	30,266
Clearing and brokerage fees	9,717	8,315
Occupancy and equipment	38,511	36,383
Communications	21,791	18,091
Other operating expenses	66,540	69,261
Impairment of goodwill	54,752	—
Restructuring charges	25,519	—

Total non-interest expenses	581,435	428,448

Operating loss	(442,418)	(223,845)
Other Income:
Gain on sale of subsidiary shares	104,058	121,511

Loss before income taxes and minority interest	(338,360)	(102,334)
Income tax provision (benefit)	38,749	(26,541)
Minority interest in earnings (losses) of consolidated subsidiary	12,782	(4,708)

Net loss	$(389,891)	$(71,085)

Basic loss per share	$(2.28)	$(0.41)

Diluted loss earnings per share	$(2.28)	$(0.41)

Dividends declared per share	$0.15	$0.45

Weighted average shares outstanding:
Basic (in thousands)	171,308	171,376

Diluted (in thousands)	171,308	171,376

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$(15,136)	$(378,051)	$1,171,045
Net loss	—	—	—	—	—	—	—	(389,891)	(389,891)	(389,891)
Reclassification of employee stock loan receivable to additional paid-in-capital	—	—	—	—	(12)	12	—	—	—
Conversion of Class B shares to Class A shares	99,000	1	(99,000)	(1)	—	—	—	—	—
Issuance of Class A common stock	1,124,339	11	—	—	1,211	—	—	—	1,222
Forfeitures of Class A common shares issued as stock-based awards	(284,557)	(2)	—	—	(1,856)	—	—	—	(1,858)
Repurchase of Class A common shares	(15,496,900)	(155)	—	—	(71,712)	—	—	—	(71,867)
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	993	—	—	—	993
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	5,791	—	—	—	5,791
Equity in issuance of subsidiary common shares to employees	—	—	—	—	6,597	—	—	—	6,597
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $410)	—	—	—	—	—	—	(13,823)	—	(13,823)	(13,823)
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	15,480	—	15,480	15,480

Comprehensive loss										$(388,234)

Dividends	—	—	—	—	—	—	—	(25,475)	(25,475)

Balances, September 30, 2007	146,928,978	$1,470	13,126,249	$131	$1,503,509	$—	$(13,479)	$(793,417)	$698,214

See notes to consolidated financial statement

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(389,891)	$(71,085)
Non-cash items included in loss:
Impairment of goodwill and intangible assets	65,001	—
Provisions for loan losses, including loss provisions on loan sales and lower of cost or market valuation adjustments on held for sale mortgage loans	275,024	192,419
Gain on sale of subsidiary stock	(104,058)	(121,511)
Incentive allocations and fees and net investment loss from long-term investments and mortgage-backed securities	55,600	41,781
Premium amortization on mortgage-backed securities and loans held for investment	7,378	33,623
Derivative contracts marked-to-market	18,748	3,245
Depreciation and amortization	13,141	13,631
Minority interest in earnings (losses) of consolidated subsidiary	12,782	(4,708)
Other	29,592	23,535
Changes in operating assets:
Receivables:
Interest	57,031	16,944
Due from servicer	52,825	64,555
Other	38,541	(27,101)
Clearing broker	17,324	(83,506)
Trading securities	(291)	(1,071,208)
Originations and purchases of mortgage loans held for sale, net of fees	(2,137,753)	(5,468,764)
Cost basis on sale and principal repayment of loans held for sale	2,674,589	5,296,612
Prepaid expenses and other assets	20,165	(40,510)
Reverse repurchase agreements related to broker-dealer activity	—	65,149
Changes in operating liabilities:
Trading account securities sold but not yet purchased	9,864	(69,063)
Repurchase agreements related to broker-dealer activities	—	(350,066)
Accounts payable, accrued expenses and other liabilities	(105,888)	3,653
Accrued compensation and benefits	(6,835)	(45,148)

Net cash provided by (used in) operating activities	602,889	(1,597,523)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(3,339,630)	(4,328,615)
Receipt of principal payments on mortgage-backed securities	873,469	607,132
Proceeds from sales of mortgage-backed securities	8,836,782	7,768,245
Proceeds from reverse repurchase agreements, net	—	98,570
Purchases and originations of loans held for investment, including loans reclassified to held for sale	—	(1,228)
Receipt of principal repayment from loans held for investment, including loans reclassified to held for sale	1,148,814	1,676,650
Proceeds from sales of loans held for investment reclassified to held for sale	—	351,662
Proceeds from sales of real estate owned, net	126,430	18,116
Proceeds from residual interest in securitization	3,433	—
Purchases of long-term investments	(122,820)	(38,733)
Proceeds from sales of long-term investments	127,863	133,784
Purchase of Legacy Partners Group, LLC	(1,000)	—
Purchases of fixed assets	(14,032)	(8,571)
Proceeds from sale of subsidiary stock	205,643	—

Net cash provided by investing activities	7,844,952	6,277,012

Cash flows from financing activities:
Repayments of long-term debt	(970)	(970)
Repayments of repurchase agreements, net	(2,561,404)	339,168
Repayments of commercial paper, net	(3,971,389)	(3,276,146)
Proceeds from short-term borrowings	60,000	—
Repayments of temporary subordinated loan	—	(75,000)
Proceeds from securitization financings, net	—	34,782
Repayments of securitization financing	(1,348,879)	(1,739,594)
Purchases of derivatives with financing element	(15,595)	—
Dividends paid	(26,216)	(102,453)
Proceeds from issuance of subsidiary stock	3,842	259,738
Proceeds from issuance of common stock	435	3,349
Repurchase of common stock and subsidiary stock	(84,884)	—
Proceeds from repayments of employee stock loan receivable	—	4,143

Net cash used in financing activities	(7,945,060)	(4,552,983)

Net increase in cash and cash equivalents	502,781	126,506
Cash and cash equivalents, beginning of period	189,956	238,615

Cash and cash equivalents, end of period	$692,737	$365,121

Supplemental Cash Flow Information:
Cash payments for interest	$453,665	$466,889
Cash payments for taxes	$43,545	$7,874

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (“FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2006 filed by the Company under the Securities Exchange Act of 1934.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company bases its estimates and assumptions on historical experience, when available, and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgment in the final determination of its estimates. Actual results could differ from those estimates.

Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company.

2.	Investments:

Institutional Brokerage Trading

Trading securities owned and trading account securities sold, but not yet purchased, consisted of securities at fair values as of the dates indicated:

	September 30, 2007		December 31, 2006
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate equity securities	$18,899	$10,015	$17,567	$200
Corporate bond securities	221	51	613	2

	$19,120	$10,066	$18,180	$202

Trading account securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. These transactions result in off-balance-sheet risk as the Company’s ultimate obligation to purchase such securities may exceed the current value recorded in the consolidated balance sheets.

Principal Investments

Mortgage-related and long-term investments consisted of the following as of the dates indicated:

	September 30, 2007	December 31, 2006
Mortgage-Related Investments
Available for sale securities:
Fannie Mae	$—	$3,343,756
Freddie Mac	558	2,543,311
Ginnie Mae	—	35,949

	558	5,923,016
Private-label securities(1)	470,191	944,955

Total available for sale securities(2)	470,749	6,867,971
Trading securities:
Freddie Mac	—	2,690

Total mortgage-backed securities	470,749	6,870,661

Loan held for sale, net
Securitized	2,949,645	4,416,338
Non-securitized (financed through short-term mortgage financing facilities)	306,162	951,596

Total loans held for sale, net(3)	3,255,807	5,367,934

Total mortgage-related investments	3,726,556	12,238,595

Long-term Investments
Merchant Banking:
Marketable equity securities	18,877	90,655
Non-public equity securities	98,346	50,233
Preferred equity investment	2,500	2,500
Residual interest in securitization	21,445	—
Investments funds	31,293	26,121
Investment securities—marked to market	5,243	12,623
Other investments	3,394	3,360

Total long-term investments	181,098	185,492

Total mortgage-related and long-term investments	$3,907,654	$12,424,087

(1)	Private-label mortgage-backed securities held by the Company as of September 30, 2007 and December 31, 2006 were primarily rated A- or higher by Standard & Poors.
(2)	The Company’s mortgage-backed securities (“MBS”) portfolio is comprised of adjustable-rate MBS, substantially all of which are hybrid-ARM securities in which the coupon is fixed for three or five years before adjusting. The weighted-average coupon of the available-for-sale portfolio at September 30, 2007 and December 31, 2006 was 6.02% and 6.05%, respectively.
(3)	The Company’s loans held for sale portfolio is comprised primarily of adjustable rate non-conforming mortgage loans secured by single-family residences. Non-conforming mortgage loans include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac or Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties, or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds conforming underwriting guidelines. The weighted-average coupon of the Company’s mortgage loans held for sale at September 30, 2007 and December 31, 2006 was 8.56% and 7.46%, respectively.

Mortgage-Backed Securities and Long-Term Investments

The Company’s available-for-sale securities consist primarily of MBS and equity investments in publicly traded companies. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	September 30, 2007
	Amortized Cost/ Cost Basis	Unrealized
		Gains	Losses	Fair Value
Mortgage-backed securities(1)	$474,706	$19	$(3,976)	$470,749
Marketable equity securities	16,234	3,026	(383)	18,877

	$490,940	$3,045	$(4,359)	$489,626

(1) The amortized cost of MBS includes net premiums of $526 at September 30, 2007.

	December 31, 2006
	Amortized Cost/ Cost Basis	Unrealized
		Gains	Losses	Fair Value
Mortgage-backed securities(2):
Available-for-sale	$6,863,356	$12,805	$(8,190)	$6,867,971
Trading	2,690	—	—	2,690
Marketable equity securities	82,905	10,050	(2,300)	90,655

	$6,948,951	$22,855	$(10,490)	$6,961,316

(2)	The amortized cost of MBS includes unamortized net premiums of $57,499 at December 31, 2006.

The following table provides further information regarding the duration of unrealized losses as of September 30, 2007:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$464,777	$(3,976)	$460,801	$—	$—	$—
Marketable equity securities	1,370	(383)	987	—	—	—

	$466,147	$(4,359)	$461,788	$—	$—	$—

The Company evaluated its portfolio of MBS for impairment. Based on its evaluation, the Company recorded other-than-temporary impairment losses of $12,000 for the three and nine months ended September 30, 2007 related to deterioration in credit quality on MBS investments with an original cost basis of $13,964 that occurred during the third quarter of 2007. There were no such other-than-temporary impairments recorded during the three and nine months ended September 30, 2006. For the remaining MBS with unrealized losses, the Company determined that the unrealized losses are due to reasons other than credit quality issues, such as interest rate fluctuation. The Company does not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments and the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity.

The Company also evaluated its portfolio of marketable equity securities for impairment. For each of the securities with unrealized losses, as of each reporting date, the Company reviewed the underlying cause for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on the severity and duration of certain of these unrealized losses, the Company recognized impairment losses on these investments because they are considered other-than-temporarily impaired. During the three and nine months ended September 30, 2007, the Company recorded $-0- and $10,000 respectively, of such other-than-temporary impairment losses in the consolidated statements of operations relating to marketable equity securities with a cost basis of $-0- and $13,927, respectively, in the non-prime mortgage industry. During the three and nine months ended September 30, 2006, the company recorded $10,117 and $52,009 of other-than-temporary impairment losses in the consolidated statements of operations relating to marketable equity securities with a cost basis of $39,561 and $150,056, respectively. Regarding the remaining marketable equity securities in unrealized loss positions as of September 30, 2007, based on the Company’s evaluation, considering the limited severity and duration of these unrealized losses and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for forecasted recovery of the cost basis, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2007.

The Company will continue to evaluate these investments in marketable equity securities at each reporting period end. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recognized as a loss in the consolidated statement of operations at the time the determination is made.

For investments carried at cost, at each reporting date, the Company evaluates its portfolio of such investments for impairment, including consideration of the severity and duration of factors affecting the fair value of these investments. During the three and nine months ended September 30, 2007, the Company recorded other-than-temporary impairment losses of $2,993 and $9,993, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $7,500 and $14,500, respectively. During the three and nine months ended September 30, 2006, the Company recorded other-than-temporary impairment losses of $9,786 and $10,413, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $21,261 and $26,210, respectively.

During the three months ended September 30, 2007, the Company received $5,745,511 from sales of MBS resulting in gross gains and losses of $3,025 and $(60,762), respectively, and received $86,957 from sales of marketable equity securities resulting in gross gains and losses of $35,674 and $(5,901), respectively. During the three months ended September 30, 2006, the Company received $758,019 from sales of MBS resulting in gross gains and losses of $10,826 and $-0-, respectively, and received $23,826 from sales of marketable equity securities resulting in gross gains and losses of $4,380 and $-0-, respectively. Included in MBS sold and the related gross gains and losses are $447,614 of MBS purchased and classified as trading during the three months ended September 30, 2006. The Company recognized a net realized gain of $9,339 on these trading securities during the three months ended September 30, 2006.

During the nine months ended September 30, 2007, the Company received $9,340,041 from sales of MBS resulting in gross gains and losses of $8,677 and $(61,366), respectively, and received $123,613 from sales of marketable equity securities resulting in gross gains and losses of $40,052 and $(12,625) respectively. Included in MBS sold and the related gross gains and losses are $503,258 of MBS purchased and classified as trading during the nine months ended September 30, 2007. The Company recognized a net realized loss of $(94) on these trading securities for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, the Company received $8,586,096 from sales of MBS resulting in gross gains and losses of $26,784 and $(8,476), respectively, and received $114,306 from sales of marketable equity securities resulting in gross gains and losses of $20,970 and $(6), respectively. Included in MBS sold and the related gains and losses are $817,804 of MBS purchased and classified as trading during the nine months ended September 30, 2006. The Company recognized a net realized gain of $9,291 on these trading securities during the nine months ended September 30, 2006.

As of September 30, 2007 and December 31, 2006, $204,771 and $6,441,886 (each representing fair value excluding principal receivable), respectively, of the Company’s MBS investments were pledged as collateral for repurchase agreement and commercial paper borrowings. In addition, as of September 30, 2007 and December 31, 2006, $-0- and $36,475, respectively, of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings.

Mortgage Loans

As of September 30, 2007 and December 31, 2006, loans held for sale, net, was comprised of the following:

	September 30, 2007	December 31, 2006
Principal balance:
Securitized	$3,033,941	$4,452,708
Non-securitized (financed through short-term mortgage financing facilities)	337,872	958,274

Total principal balance	3,371,813	5,410,982
Deferred origination costs, net	(1,431)	2,847
Allowance for lower of cost or market value	(114,575)	(45,895)

Loans held for sale, net	$3,255,807	$5,367,934

In determining the lower-of-cost or market value of the securitized mortgage loans held for sale, the Company considers various factors affecting the overall value of the portfolio, including, but not limited to, factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values and mortgage insurance coverage. Based on such factors, the Company assesses the present value of expected loan cash flows considering the specific characteristics of each individual loan. The loans are then aggregated to derive the value at the respective securitization level. Significant assumptions used by the Company in determining this value are supported by comparison to market data for similar portfolios and transactions, when available. For the three and nine months ended September 30, 2007, the Company recognized valuation adjustments of $83,000 and $119,900, respectively, on securitized mortgage loans that are included in net investment loss for principal investing on the consolidated statements of operations. The Company recognized lower of cost or market valuation adjustments of $146,823 relating to these loans for the three and nine months ended September 30, 2006.

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

For non-securitized mortgage loans held for sale, the Company determines fair value based on third party pricing quotes when available, current investor commitments and/or requirements for loans of similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. The pricing models incorporate aggregated characteristics of groups of loans, including collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit. For the three and nine months ended September 30, 2007, the Company recognized write-downs of $26,900 and $123,610, respectively, on non-securitized mortgage loans that are included in net investment (loss) income for mortgage banking on the consolidated statements of operations. For the three and nine months ended September 30, 2006, the Company recognized valuation adjustments of $7,400 and $10,920, respectively, on non-securitized mortgage loans that are included in net investment (loss) income for mortgage banking on the consolidated statements of operations.

Mortgage loans 90 or more days past due totaled $628,520 and $459,184 as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the Company has reserved $34,618 and $22,664, respectively, for past due interest on such delinquent loans.

During 2005, the Company purchased mortgage insurance on a portion of the securitized mortgage loans held for sale. The mortgage insurance insures the Company against certain losses on the covered loans and assists the Company in reducing its credit risk by lowering the effective loan-to-value ratios on the applicable mortgage loans. As of September 30, 2007 and December 31, 2006, $434,725 and $635,045, respectively, in principal balance of mortgage loans held by the Company was covered by such mortgage insurance.

The Company finances its mortgage loan portfolio through warehouse repurchase agreements and securitization financing transactions, which are described in Note 3. Substantially all of the mortgage loans held by the Company were pledged under such borrowings as of September 30, 2007 and December 31, 2006.

Properties securing the mortgage loans in the Company’s portfolio are geographically dispersed throughout the United States. As of September 30, 2007, approximately 31%, 13%, 7% and 7% of the properties were located in California, Florida, New York and Illinois, respectively. The remaining properties securing the Company’s mortgage loan portfolio did not exceed 5% of the total portfolio in any other state.

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

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.50% to 2.63% based on the nature of the mortgage collateral. As of September 30, 2007 and December 31, 2006, the amount at risk under repurchase agreements is not greater than 10% of stockholders’ equity for any one counterparty.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities as of the dates indicated:

	September 30, 2007			December 31, 2006
	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)
Outstanding balance	$—	$189,812	$308,114	$3,971,389	$2,116,813	$942,517
Value of assets pledged as collateral:
Agency mortgage-backed securities	—	—	—	4,209,851	1,844,447	—
Non-agency mortgage-backed securities	—	204,771	—	—	424,063	—
Mortgage loans	—	—	328,485	—	—	950,191
Weighted-average rate	—%	5.37%	6.08%	5.41%	5.34%	6.05%
Weighted-average term to maturity	—	9.0 days	NA	18.3 days	21.9 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

	September 30, 2007			September 30, 2006
	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	$2,000,556	$1,469,051	$278,249	$2,916,752	$1,095,487	$998,697
Weighted-average rate during the three months ended	5.40%	5.39%	6.42%	5.40%	5.35%	6.03%
Weighted-average outstanding balance during the nine months ended	$3,114,004	$2,034,890	$737,307	$1,998,994	$624,004	$1,064,325
Weighted-average rate during the nine months ended	5.38%	5.33%	6.07%	5.01%	5.01%	5.68%

Securitization Financing

The Company has issued asset-backed securities through securitization trusts to finance a portion of the Company’s portfolio of mortgage loans. The asset-backed securities are secured solely by the mortgages transferred to the trust and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization activity is accounted for as a financing since the securitization trusts do not meet the qualifying special purpose entity criteria under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and because the Company maintains continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust.

Interest rates on these securities reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.65% and 5.79% as of September 30, 2007 and December 31, 2006,

respectively. Although the stated maturities for each of these securities are 30 years, the Company expects the securities to be fully repaid prior thereto due to borrower prepayments.

As of September 30, 2007 and December 31, 2006, the outstanding balance of the securities was as follows:

	September 30, 2007	December 31, 2006
Security balance	$3,152,742	$4,501,619
Discount on bonds, net	(10,969)	(15,573)

Balance of securitization financing, net	$3,141,773	$4,486,046

Current balance of loans and other assets collateralizing the securities	$3,217,202	$4,552,898

In addition to the discount, which represents the difference between the sales price of the securities and the face amount, the Company has deferred the costs incurred to issue the securities. These costs totaled $5,866 and $8,530 as of September 30, 2007 and December 31, 2006, respectively, and are included in prepaid expenses and other assets in the consolidated balance sheets. The discount and deferred costs are amortized as a component of interest expense over the life of the debt.

See also Note 4 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Short-term Borrowings

In July 2007, the Company entered into a recapitalization agreement (the “Recapitalization Agreement”) with NLC Holding Corp., an affiliate of Sun Capital Partners (“Sun Capital”). The Recapitalization Agreement resulted in a $75,000 recapitalization of First NLC Financial Services, LLC (“First NLC”), the Company’s non-prime mortgage origination subsidiary. Sun Capital, through NLC Holdings Corp., and the Company invested $60,000 and $15,000, respectively, on a pari passu basis, subject to terms and conditions set forth in the Recapitalization Agreement and a loan security agreement, dated July 25, 2007 (the “Loan Agreement”). Initially, Sun Capital’s commitment is treated as debt which is convertible into equity of First NLC. After satisfying various state mortgage license requirements, obtaining final court approval of a negotiated settlement of employment related class action litigation and satisfying various other closing conditions set forth in the Recapitalization Agreement, the debt will be converted into equity interests in First NLC. This debt has an interest rate of 15% per annum, however, should the above requirements be met in accordance with the Recapitalization Agreement, interest accrued on this debt will be also be converted into equity interests in First NLC along with the principal balance.

See also Note 9 for information regarding the Recapitalization Agreement with Sun Capital.

Long-term Debt

As of September 30, 2007 and December 31, 2006, the Company had issued a total of $317,500 of long- term debentures through FBR TRS Holdings, Inc. (“FBR TRS Holdings”). The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 8.08% and 8.01% as of September 30, 2007 and December 31, 2006, respectively. All of these borrowings mature between 2033 and 2035, and are redeemable, in whole or in part, without penalty after five years, which is between 2008 and 2010. As of September 30, 2007 and December 31, 2006, the unamortized balance of issuance costs incurred in connection with these borrowings was $2,687 and $3,459, respectively. During the nine months ended September 30, 2007, the Company did not issue additional long-term debentures.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). These instruments include interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts, swaptions, certain borrower interest rate lock agreements, certain commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

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

The Company uses Eurodollar LIBOR futures contracts to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity of the contracts. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve. The following table summarizes these derivative positions as of the dates indicated:

	September 30, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements(1)	$3,063,000	$4,848	$—	$—
Eurodollar futures contracts(2)	—	—	25,790,000	(34,526)
No hedge designation:
Interest rate cap agreements(3)	3,392,863	5,373	4,115,751	21,266

(1)	Comprised of four interest rate caps maturing between 2008 and 2010 with strike rates between 5.37% and 5.50% as of September 30, 2007.
(2)	The $25,790,000 total notional amount of Eurodollar futures contracts as of December 31, 2006 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2007 and 2011 and hedge borrowings of between $2,685,000 and $100,000. The Company closed and de-designated these contracts in June 2007.
(3)	Comprised of nine interest rate caps maturing between 2008 and 2012 with strike rates between 5.39% and 10.50% as of September 30, 2007. Comprised of nine interest rate caps maturing between 2007 and 2010 with strike rates between 3.84% and 10.50% as of December 31, 2006.

The net effect of the Company’s hedges on the variability in interest payments was to decrease interest expense by $3,709 and $21,529 for the three and nine months ended September 30, 2007, respectively. These hedging activities decreased interest expense by $7,874 and $9,798 during the three and nine months ended September 30, 2006, respectively. The total net losses deferred in accumulated other comprehensive income relating to these derivatives was $11,837 as of September 30, 2007. Of this amount, a net expense of $5,744 is expected to flow through the Company’s statement of operations over the next twelve months. For the three and nine months ended September 30, 2007, the Company recognized a loss of $653 and a gain of $1,660, respectively, related to the ineffectiveness portion of these hedges.

The Company also uses derivative instruments, including certain interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts and swaptions, to hedge certain mortgage-backed security and mortgage loan positions and related borrowings that are not designated as hedges under SFAS 133. For example, Eurodollar futures contracts have been used to hedge the financing for certain mortgage-backed security positions and commitments to purchase certain mortgage-backed securities. The changes in fair value on these derivatives are recorded to net investment income for principal investing in the statement of operations. For the three and nine months ended September 30, 2007, the Company recorded net losses of $5,364 and $20,303 respectively, on these derivatives. For the three and nine months ended September 30, 2006, the Company recorded net losses of $15,793 and $29,114, respectively, on these derivatives.

Commitments

The Company enters into commitments to (i) originate mortgage loans (referred to as interest rate lock agreements), (ii) purchase and sell mortgage loans, and (iii) purchase and sell MBS. As of September 30, 2007, the Company has $17,642 and $-0- in commitments to originate and sell mortgage loans, respectively. The Company had $1,000,000 outstanding in commitments to purchase, and no outstanding commitments to sell, MBS as of September 30, 2007.

The Company designated $1,000,000 in commitments to purchase MBS as cash flow hedges of the anticipated purchases and as of September 30, 2007 were valued at par. Gains and losses on commitments deferred to other comprehensive income, if any, are transferred from accumulated other comprehensive income to earnings over the life of the hedged item after settlement of the forward purchase or immediately to earnings when the commitment is net settled in a pair-off transaction. There were no pair-off transaction during the three and nine months ended September 30, 2007.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. During the three and nine months ended September 30, 2007, the Company recorded net gains of $168 and $209 respectively, related to these securities. During three and nine months ended September 30, 2006, the Company recorded net (losses) gains of $(29) and $184, respectively, related to these securities. As of September 30, 2007 and December 31, 2006, the Company held stock warrants with a fair value of $1,559 and $1,350, respectively.

5.	Income Taxes:

FBR Group (parent company) is qualified as a real estate investment trust (“REIT”) for tax purposes. As a REIT, FBR Group is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group intends to distribute 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income.

To maintain tax qualification as a REIT, FBR Group must meet certain income and asset tests and distribution requirements. The REIT must distribute to shareholders at least 90% of its (parent company) taxable income. A predominance of the REIT’s gross income must come from real estate sources and other portfolio-type income. A significant portion of the REIT’s assets must consist of real estate and similar portfolio investments, including mortgage-backed securities. The income generated from the Company’s taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders. Failure to maintain REIT qualification would subject FBR Group to Federal and state corporate income taxes at regular corporate rates. The taxable REIT subsidiaries, including FBR TRS Holdings and FBR Capital Markets, have each elected to file consolidated federal income tax returns.

The total income tax provision recorded for the three and nine months ended September 30, 2007, was $15,288 and $38,749, respectively. The total income tax benefit recorded for the three and nine months ended September 30, 2006 was $26,062 and $26,541, respectively. The Company’s taxable REIT subsidiaries generated pre-tax book (loss) income of $(56,642) and $62,600 in the three months ending September 30, 2007 and 2006, respectively. In the nine months ending September 30, 2007 and 2006, the Company’s taxable REIT subsidiaries generated pre-tax book (loss) income of $(149,530) and $61,706, respectively. The Company’s effective tax rate was 25.9% for the nine months ended September 30, 2007 as compared to 43.0% for the nine months ended September 30, 2006. The disparity between the effective tax rates is due to the effects of SFAS No. 123(R), “Share Based Payment” (“SFAS 123R”), which resulted in a discrete income tax charge of $7,189 during the first nine months of 2007; recognition of tax expense of $18,182 on the book/tax basis difference of shares of FBR Capital Markets sold; expense of $49,006 representing a deferred tax valuation allowance attributable to losses derived from First NLC; and expense of $13,749 related to the recognition of tax basis in excess of book basis in subsidiaries as a result of tax deconsolidation.

The Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial. As of January 1, 2007, tax years subsequent to December 31, 2002 remained subject to examination.

6.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co. (“FBR & Co.”) and FBR Investment Services, Inc. (“FBRIS”), are registered with the Securities Exchange Commission (“SEC”) and are members of the National Association of Securities Dealers, Inc. (“NASD”). Additionally, FBR International Ltd. (“FBRIL”) is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2007, FBR & Co. had net capital of $130,673 that was $127,250 in excess of its required net capital of $3,423. As of September 30, 2007, FBRIS and FBRIL had net capital in excess of required amounts.

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

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	167,874	167,874	172,091	172,091
Stock options and unvested restricted stock (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	167,874	167,874	172,091	172,091

Net loss applicable to common stock	$(214,717)	$(214,717)	$(67,392)	$(67,392)

Loss per common share	$(1.28)	$(1.28)	$(0.39)	$(0.39)

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	171,308	171,308	171,376	171,376
Stock options and unvested restricted stock (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	171,308	171,308	171,376	171,376

Net loss applicable to common stock	$(389,891)	$(389,891)	$(71,085)	$(71,085)

Loss per common share	$(2.28)	$(2.28)	$(0.41)	$(0.41)

As of September 30, 2007 and 2006, 2,435,409, and 3,085,293 of outstanding options were antidilutive, respectively. See Note 11 for additional information regarding outstanding options and restricted stock.

8.	Minority Interest

Minority interest represents shares of common stock of FBR Capital Markets issued to outside investors. As of September 30, 2007 and December 31, 2006, 30,556,326 shares and 18,000,000 shares, respectively, of the total number of outstanding shares of FBR Capital Markets common stock, of 63,889,375 and 64,000,000 shares, respectively, were issued to outside investors and not subject to forfeiture under share-based award agreements.

In June 2007, FBR TRS Holdings, a wholly-owned taxable REIT subsidiary of the Company, sold 12,666,951 shares of FBR Capital Markets common stock through an initial public offering. The Company received $205,643 in net proceeds from the transaction based on a per share price of $15.81. As a result of this transaction, the Company’s ownership in FBR Capital Markets was reduced to 33,333,049 shares. As of September 30, 2007, the Company, through FBR TRS Holdings, owned approximately 52% of FBR Capital Markets’ outstanding common stock.

During the three months ended September 30, 2007, FBR Capital Markets repurchased 1,000,000 shares of its outstanding shares for a total of $13,017. See also Note 11 for additional information on FBR Capital Markets’ share repurchase program.

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

	Nine months ended September 30,
	2007	2006
Balance at beginning of period	$23,527	$12,457
Provision	46,900	25,021
Charge-offs	(60,992)	(12,355)

Balance at end of period	$9,435	$25,123

First NLC Recapitalization

On July 25, 2007, the Company entered into the Recapitalization Agreement, with NLC Holding Corp., an affiliate of Sun Capital. The Recapitalization Agreement resulted in a $75,000 recapitalization of First NLC. Sun Capital, through NLC Holdings Corp., and the Company invested $60,000 and $15,000, respectively on a pari passu basis, subject to the terms and conditions set forth in the Recapitalization Agreement and a loan and security agreement, dated as of July 25, 2007 (the “Loan Agreement”). The Company is a party to the Loan Agreement for the limited purpose of any fraud claims.

As a result of this transaction, the Company’s ownership interest in First NLC will ultimately be reduced to 20% and First NLC will cease to be a consolidated operating subsidiary of the Company and will be held, instead, as an investment. Furthermore, the Company’s future exposure to First NLC is limited to the Company’s $15,000 investment in the recapitalization, plus a $3,000 indemnification to Sun Capital for certain potential liabilities. During the third quarter of 2007, the Company funded approximately $15,000 in losses associated with further restructuring and operating costs incurred prior to entering into the transaction with Sun Capital. The Company also retained ownership of approximately $250,000 of conforming and non-conforming mortgage loans originated by First NLC prior to entering into the Recapitalization Agreement. As of September 30, 2007, approximately $200,000 of such loans are included in loans held for sale.

Initially, the commitments by Sun Capital and the Company are treated as convertible debt of First NLC. After satisfying various state mortgage licensing requirements, obtaining final court approval of a negotiated settlement of employment related class action litigation and satisfying various other closing conditions set forth in the Recapitalization Agreement, the convertible debt will convert to equity interests in First NLC. The conditions to the final closing are expected to be satisfied by year end 2007. However, no assurance can be given that these closing conditions will be satisfied within such time period or at all.

Effective July 26, 2007, the operating results incurred by First NLC are allocable to the Company and Sun Capital based on each companies future ownership interest in First NLC of 20% and 80%, respectively, as stated in the Recapitalization Agreement. However, the Company continues to consolidate the total operating results of First NLC as it remains a wholly-owned subsidiary of the Company until final completion of the transaction. The Company will ultimately recover 80% of the operating results incurred subsequent to the transaction which are attributable to Sun Capital.

Litigation

Except as described below, as of September 30, 2007, the Company was neither a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of the Company’s business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under Federal and state securities laws, other Federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co., the Company’s U.S. broker-dealer subsidiary, has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act of 1933, as amended, or contribute to payments which FBR & Co. is required to make as a result of the litigation. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition or results of operations. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As the Company intends to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against the Company could materially affect the Company’s operating results and financial condition.

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

Other Litigation

In June 2007, First NLC and the plaintiffs in the previously reported putative class actions pending in the U.S. District Court for the Northern District of California alleging violations of the Fair Labor Standards Act and violations of California wage and hour laws reached an agreement resolving all disputes (Stanfield, et al. v. First NLC Financial Services, LLC, Case No. C 06-3892 SBA; Sparrow-Milrot, et al. v. First NLC Financial Services, LLC, Case No. SA CV 07-0119 AHS RCX). First NLC has agreed to pay $14,000 in exchange for a full release of asserted claims against it. In September 2007, the federal district court granted preliminary approval of the settlement. The final approval hearing is scheduled for December 18, 2007; final approval is subject to the independent judgment of the federal district court. This liability, and related charges, are included in the Company’s consolidated balance sheet and consolidated statement of operations as of, and for the nine months, ended September 30, 2007.

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

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of September 30, 2007, $58 was subject to such potential future reversal.

10.	Restructuring and Other Costs:

In March, April and August 2007, the Company’s non-prime mortgage origination subsidiary, First NLC, initiated various restructuring activities in response to the deterioration in the non-prime mortgage industry. The activities included closing of certain wholesale operations centers and the consolidation of this function into its facilities at Deerfield Beach, Florida and Anaheim, California, closing certain of its retail branches and employee terminations. As a result of these actions and the decline in value of First NLC’s origination platform during 2007, during the three and nine months ended September 30, 2007, the Company recorded charges of $6,172 and $80,271, respectively.

These restructuring charges include write-downs of $-0- and $65,001 related to the impairment of goodwill and purchased intangible assets for the three and nine months ended September 30, 2007, respectively, measured as the amount by which the carrying amount exceeded estimated fair value of these assets as of each reporting date, reflecting the continued deterioration of the non-prime mortgage origination industry during the first and second quarters of 2007. These impairments were based on the Company’s assessment of the current operating losses being generated by First NLC and values implied by potential third party sales transactions. As a result of these write-downs, there is no remaining balance of goodwill attributed to First NLC. Additionally, the write-

down of $10,249 of intangible assets associated with broker relationships was due to operating losses and reduction in wholesale loan origination volumes.

The consolidation of the operations centers into the remaining two facilities required a reduction in workforce and the termination of certain leases. During the three and nine months ended September 30, 2007, the Company recognized a charge of $3,627 and $5,977, respectively, associated with severance payments and benefits of terminated employees. In addition, during the three and nine months ended September 30, 2007, the Company recognized a charge of $1,833 and $6,876 respectively, associated with the termination of certain facility and equipment lease agreements. During the three and nine months ended September 30, 2007, the Company also recognized expenses of $713 and $2,418, respectively, associated with the disposal of equipment at these leased facilities and professional fees associated with these restructuring activities.

The following table summarizes the activity related to the liability for restructuring costs and other special charges as of September 30, 2007:

	Workforce Reduction	Consolidation of Operations Center and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in first nine months of 2007	$5,977	$9,293	$65,001	$80,271
Non-cash charges	(258)	(1,612)	(65,001)	(66,871)
Payments	(4,013)	(4,249)	—	(8,262)

Liability as of September 30, 2007	$1,706	$3,432	$—	$5,138

See Note 9 for information regarding the Company’s Recapitalization Agreement with Sun Capital in which the Company’s ownership of First NLC will ultimately be reduced to 20% upon the final completion of the transaction.

11.	Shareholders’ Equity:

Dividends

The Company declared the following distributions during the nine months ended September 30, 2007 and the year ended December 31, 2006:

Declaration Date	Record Date	Payment Date	Dividends Per Share
Nine months ended September 30, 2007
September 17, 2007	September 28, 2007	October 31, 2007	$0.05
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

Year ended December 31, 2006
December 13, 2006	December 29, 2006	January 31, 2007	$0.05
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

Stock Compensation Plans

FBR Group Long-Term Incentive Plan (FBR Group Long-Term Incentive Plan)

Under the FBR Group Long-Term Incentive Plan, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock and other stock-based awards for up to 24,900,000 shares of Class A common stock to eligible participants in the FBR Group Long-Term Incentive Plan. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Group Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. The FBR Group Long-Term Incentive Plan replaced the FBR Group Stock and Annual Incentive Plan and the Non-Employee Director Stock Compensation Plan (the Prior Plans) (collectively, the Stock Plans), and shares that remained available for issuance under the Prior Plans became available under the FBR Group Long-Term Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three and nine months ended September 30, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the nine months ended September 30, 2006 was $2.25 per share. No options were granted during the three and nine months ended September 30, 2007.

Pursuant to SFAS 123R, compensation expense recognized in the consolidated statements of operations for options to purchase FBR Group Class A common stock for the three and nine months ended September 30, 2007, were $79 and $844, respectively, and related tax benefits of $37 and $54, respectively. During the three and nine months ended September 30, 2006, the Company recognized compensation expense for options to purchase FBR Group Class A common stock of $546 and $1,523, respectively, and related tax benefits of $23 and $45, respectively. In addition, the Company recognized compensation expense of $40 and $150, respectively, relating to shares of Class A common stock offered under the FBR Group Employee Stock Purchase Plan for the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, the Company recognized compensation expense of $446 and $1,342, respectively, associated with shares of Class A common stock offered under the FBR Group Employee Stock Purchase Plan.

As of September 30, 2007, there was $356 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plans relating to 275,051 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

FBR Capital Markets established the FBR Capital Markets Long-Term Incentive Plan in July 2006. Under the FBR Capital Markets Long-Term Incentive Plan, FBR Capital Markets may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to an aggregate of 7,069,985 shares of common stock (including 1,500,000 shares, which are subject to shareholder approval), subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of FBR Capital Markets and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three and nine months ended September 30, 2007: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 5.1% and 4.7%, respectively, and an expected life of 4.5 and 4.4 years, respectively, for all grants. The weighted average fair value of options granted during the three and nine months ended September 30, 2007 was $5.65 per share and $4.91 per share, respectively. The following weighted average assumptions were used for options granted during the three and nine months ended September 30, 2006: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.8%, and an expected life of 4.5 years for all grants. The weighed average fair value of options granted during the three and nine months ended September 30, 2006 was $5.00.

Compensation expense recognized by the Company for stock options for the three and nine months ended September 30, 2007, was $1,665 and $4,405, respectively, with a related tax benefit of $683 and $1,837, respectively, related to the FBR Capital Markets Long-Term Incentive Plan. Compensation expense recognized by the Company for stock options for the three and nine months ended September 30, 2006 was $567 and a tax benefit $239 related to the FBR Capital Markets Long-Term Incentive Plan. In addition, in accordance with the provision of SFAS 123R, FBR Capital Markets is required to recognize compensation expense relating to shares offered under the FBR Capital Markets Employee Stock Purchase Plan. For the three and nine months ended September 30, 2007 the Company recognized compensation expense of $177 and $531, respectively, relating to shares offered under the FBR Capital Markets Employee Stock Purchase Plan.

As of September 30, 2007, there was $15,209 of total unrecognized compensation cost related to 4,540,353 nonvested options granted under the FBR Capital Markets Long-Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock

FBR Group Restricted Stock

From time to time, the Company grants shares of FBR Group restricted Class A common stock to employees under the FBR Group Long-Term Incentive Plan that vest ratably over a three to five year period or cliff-vest after two to four years for various purposes based on continued employment over these specified periods. During the three and nine months ended September 30, 2007, the Company granted 32,503 shares and 114,929 shares, respectively, of such restricted FBR Group Class A common stock at weighted average share prices of $4.64 per share and $5.81 per share, respectively. During the three and nine months ended September 30, 2006, the Company granted 181,868 shares and 755,765 shares, respectively, of such restricted FBR Group Class A common stock at weighted average share prices of $8.66 per share and $9.55 per share, respectively. For the three and nine months ended September 30, 2007, the Company recognized $1,305 and $4,627, respectively, of compensation expense related to this FBR Group restricted stock. For the three and nine months ended September 30, 2006, the Company recognized $3,795 and $10,016, respectively, of compensation expense related to this FBR Group restricted Class A common stock.

As of September 30, 2007 and December 31, 2006, a total of 1,382,714 and 1,819,431, respectively, shares of such FBR Group restricted Class A common stock was outstanding with total unrecognized compensation cost related to unvested shares of $4,653 and $9,878, respectively. The total unrecognized cost is expected to be recognized over a weighted average period of 1.0 years.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted FBR Group Class A common stock in lieu of cash payments. These restricted shares of FBR Group Class A common stock are issued to an irrevocable trust and are not returnable to the Company. During the three and nine months ended September 30, 2007, the Company issued 155,858 and 164,508 shares, respectively, of FBR Group restricted Class A common stock valued at $723 and $786, respectively, to the trust in settlement of such accrued incentive compensation. During the three and nine months ended September 30, 2006, the Company issued 86,415 and 609,465 shares, respectively, of FBR Group restricted Class A common stock valued at $770 and $6,503, respectively, to the trust in settlement of such accrued incentive compensation.

FBR Capital Markets Restricted Stock

From time to time, FBR Capital Markets grants restricted common stock to employees under the FBR Capital Markets Long-Term Incentive Plan that vest ratably over a three to five year period or cliff-vest after three years for various purposes based on continued employment over these specified periods. For the three and nine months ended September 30, 2007, the Company granted 223,218 and 2,043,796, respectively, of FBR Capital Markets restricted common stock at a weighted average share price of $13.59 and $16.35, respectively.

FBR Capital Markets did not grant any restricted common stock prior to January 1, 2007. For the three months ended September 30, 2007 and 2006, the Company recognized $1,964 and $-0-, respectively, of compensation expense related to this restricted common stock. For the nine months ended September 30, 2007 and 2006, the Company recognized $3,153 and $-0-, respectively, of compensation expense related to this restricted common stock.

As of September 30, 2007, a total of 1,977,220 shares of such restricted common stock were outstanding with total unrecognized compensation cost related to unvested shares of $29,170. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.1 years.

In addition, as part of FBR Capital Markets’ satisfaction of incentive compensation earned for past service under the FBR Capital Markets variable compensation programs, employees may receive restricted common stock in lieu of cash payments. These shares of restricted common stock are issued to an irrevocable trust and are not returnable to FBR Capital Markets. During the three months ended September 30, 2007, FBR Capital Markets issued 479,008 shares of restricted common stock valued at $6,490 to the trust in settlement of such accrued incentive compensation. During the nine months ended September 30, 2007, FBR Capital Markets issued 619,399 shares of restricted common stock valued at $8,632 to the trust in settlement of such accrued incentive compensation. FBR Capital Markets did not grant any restricted common stock to the trust prior to January 1, 2007.

Share Repurchases

FBR Group Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14,000,000 shares of the Company’s Class A common stock from time to time. In July 2007, the Company’s Board of Directors authorized an additional share repurchase program in which the Company may repurchase up to 50,000,000 shares of the Company’s Class A common stock. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group stock-based compensation plans described previously. During the three and nine months ended September 30, 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 15,396,900 and 15,496,900 shares, respectively, at a cost of $71,285 and $71,867, respectively. There were no share repurchases during the year ended December 31, 2006.

FBR Capital Markets Share Repurchases

In July 2007, in order to offset dilution resulting from the vesting of employee restricted stock and the potential exercise of employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, FBR Capital Markets’ Board of Directors authorized a share repurchase program in which FBR Capital Markets may repurchase up to 1,000,000 shares of FBR Capital Markets’ outstanding common stock. During the three and nine months ended September 30, 2007, FBR Capital Markets, in accordance with FBR Capital Markets’ share repurchase program, repurchased 1,000,000 shares of FBR Capital Markets common stock at a cost of $13,017. The Company recognized a loss on the repurchase of subsidiary stock by FBR Capital Markets of $2,450 for the three months ended September 30, 2007. This loss represents a dilution in the Company’s book value of FBR Capital Markets as the share repurchase price exceeded the book value per share. No repurchases of FBR Capital Markets were made prior to July 1, 2007.

12.	Segment Information:

The Company considers its capital markets, asset management, principal investing, and mortgage banking operations to be four separately reportable segments.

The capital markets segment includes the Company’s investment banking and institutional sales, trading, and research areas. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee-based asset management operations. The Company’s principal investing segment includes mortgage related investment activities, and substantially all of the Company’s equity security investing activities. The Company’s mortgage banking segment includes the origination and sale of non-conforming residential mortgage loans.

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

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations (1)	Consolidated Totals
Three months ended September 30, 2007
Net revenues	$95,422	$7,863	$(125,930)	$(27,112)	$—	$(49,757)
Operating income (loss)	723	(2,318)	(140,938)	(54,281)	—	(196,814)
Three months ended September 30, 2006
Net revenues	$35,619	$5,930	$(147,054)	$22,710	$—	$(82,795)
Operating loss	(43,754)	(3,385)	(159,929)	(12,605)	—	(219,673)
Nine months ended September 30, 2007
Net revenues	$385,761	$23,772	$(135,983)	$(127,560)	$(6,973)	$139,017
Operating income (loss)	58,546	(4,920)	(183,778)	(306,742)	(5,524)	(442,418)
Nine months ended September 30, 2006
Net revenues	$224,474	$20,184	$(118,641)	$78,586	$—	$204,603
Operating loss	(39,245)	(8,900)	(159,303)	(16,397)	—	(223,845)

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

13.	Recent Accounting Pronouncements:

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”) Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This statement is effective for the fiscal years that begin after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of adoption of SFAS 159 on the consolidated financial statements.

In June 2007, the AICPA issued Statement of Position (“SOP”) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide to Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 was expected to be effective for fiscal years beginning on or after December 15, 2007. However, the FASB issued a proposal to delay the effective date indefinitely. We are evaluating the effect of adopting SOP 07-1 on the consolidated financial statements.

14.	Subsequent Events:

In October 2007, FBR Capital Markets’ Board of Directors authorized a share repurchase program in which the FBR Capital Markets may repurchase up to 5,000,000 shares of its common stock from time to time.

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

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology, media and telecommunications sectors. Historically, we have focused on small and mid-cap stocks, although our research coverage and brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are subject to general market conditions, volatile trading markets, and fluctuations in the volume of market activity, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits can be subject to significant volatility from period to period.

The operating income from our capital markets segment increased to $0.7 million for the third quarter of 2007 from a loss of $43.8 million for the third quarter of 2006. This increase is primarily attributable to a $53.5 million increase in investment banking revenues during the third quarter of 2007, reflecting a higher volume of capital raising activity in our financial services and insurance sectors and an increase in advisory revenues attributed to the transaction, during the first quarter of 2007, with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions. Our institutional brokerage sales and trading net revenues increased to $26.7 million for the quarter ended September 30, 2007 compared $22.1 million for the quarter ended September 30, 2006. Compensation and benefits costs within our capital markets segment increased 43.5%, or $18.9 million, during the third quarter of 2007 as a result of the increased variable compensation due to increased capital raising revenues. Also, variable costs associated with investment banking transactions increased $1.1 million reflecting the increase in transactions during the third quarter of 2007 as compared to the third quarter of 2006.

The operating income from our capital markets segment increased to $58.5 million for the nine months ended September 30, 2007 from a loss of $39.2 million for the nine months ended September 30, 2006. This increase is primarily attributable to a $152.8 million increase in investment banking revenues during the first nine months of 2007, reflecting a higher volume of capital raising activity in our financial services, real estate, energy, and technology, media and telecommunications sectors and an increase in advisory revenues attributed to the transaction with Legacy Partners noted above. We recognized $174.1 million and $95.2 million in revenues related to sole-managed private placement transactions for the nine months ended September 30, 2007 and 2006, respectively. Our institutional brokerage sales and trading net revenues relating to equity securities increased 4.5% or $3.7 million for the first nine months of 2007 as compared to the first nine months of 2006. During the first nine months of 2006, our operating results for the capital markets segment included fixed income trading activities with a net loss of $5.1 million, primarily related to mortgage-backed, asset-backed and other structured securities, that is not comparable to the first nine months of 2007. During the third quarter of 2006, we made a decision to sell our fixed income trading positions and not redeploy capital to this trading activity. Compensation and benefits costs within our capital markets segment increased 42.9% or $66.9 million during the first nine months of 2007 as a result of the increased variable compensation due to increased capital raising revenues. Also, variable costs associated with investment banking transactions increased $5.9 million reflecting the increase in transactions during the first nine months of 2007 as compared to the first nine months of 2006.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.7 billion at September 30, 2007 increasing from $2.4 billion as of December 31, 2006. Net assets under management increased 12.5%, or $0.3 billion during the nine months ended September 30, 2007 due in large part to the reopening of the FBR Small Cap Value Mutual Fund.

The operating loss from our asset management activities decreased from an operating loss of $3.4 million in the third quarter of 2006 to an operating loss of $2.3 million in the third quarter of 2007. We recorded $6.1 million in base management fees (including mutual fund administrative fees) for the three months ended September 30, 2007, as compared to $4.9 million for the three months ended September 30, 2006. Our annualized effective fee during the quarter on the period end net assets under management was 90 basis points. An increase in operating expenses reflects increased subadvisory fees in the third quarter of 2007 which increased $1.2 million primarily due to an increase in certain mutual fund assets under management.

The operating loss from our asset management activities decreased from an operating loss of $8.9 million in the first nine months of 2006 to an operating loss of $4.9 million in the first nine months of 2007. This decrease in operating loss is primarily attributable to the increase in base management fees. We recorded $18.0 million in base management fees (including mutual fund administrative fees) for the nine months ended September 30, 2007 as compared to $15.0 million for the nine months ended September 30, 2006. Our annualized effective fee during the first nine months of 2007 on the period end net assets under management was 88 basis points. An increase in operating expenses reflects increased subadvisory fees in the first nine months of 2006 which increased $2.6 million primarily due to an increase in certain mutual fund assets under management.

Mortgage Banking

We conduct our mortgage banking activities primarily through our subsidiary First NLC, a residential mortgage banking company originating and acquiring primarily non-conforming mortgage loans in the United States.

On July 25, 2007, the Company entered into a recapitalization agreement (the “Recapitalization Agreement”), with NLC Holding Corp., an affiliate of Sun Capital Partners (“Sun Capital”). The Recapitalization Agreement resulted in a $75 million recapitalization of First NLC. Sun Capital, through NLC Holdings Corp., and the Company invested $60 million and $15 million, respectively, on a pari passu basis, subject to the terms and conditions set forth in the Recapitalization Agreement and a loan and security agreement, dated as of July 25, 2007 (the “Loan Agreement”). The Company is a party to the Loan Agreement for the limited purpose of any fraud claims.

As a result of this transaction, the Company’s ownership interest in First NLC will ultimately be reduced to 20% and First NLC will cease to be a consolidated operating subsidiary of the Company and will be held, instead, as an investment. Furthermore, the Company’s future exposure to First NLC will be limited to the Company’s $15 million investment in the recapitalization, plus a $3 million indemnification to Sun Capital for certain potential liabilities. During the third quarter of 2007, the Company funded approximately $15 million in losses associated with further restructuring and operating costs incurred prior to entering into the transaction with

Sun Capital. The Company also retained ownership of approximately $250 million of conforming and non-conforming mortgage loans originated by First NLC prior to entering into the Recapitalization Agreement. As of September 30, 2007, approximately $200 million of such loans are included in loans held for sale.

Initially, the commitments by Sun Capital and the Company will be treated as convertible debt of First NLC. After satisfying various state mortgage licensing requirements, obtaining final court approval of a negotiated settlement of employment related class action litigation (See Note 9, “Commitments and Contingencies—Litigation Other Litigation”) and satisfying various other closing conditions set forth in the Recapitalization Agreement, the convertible debt will convert to equity interests in First NLC. The conditions to the final closing are expected to be satisfied by year end 2007. However, no assurance can be given that these closing conditions will be satisfied within such time period or at all.

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

For the three and nine months ended September 30, 2007, First NLC incurred operating losses of $54.3 million and $306.7 million, respectively. These losses were primarily attributable to the continued decline in value of the loans held and originated during the periods due to the deterioration in the market for non-prime loans during 2007, reflecting the effects of industry-wide increases in early payment default requests from loan investors as well as the surplus of non-prime loans in the market. We continue to consolidate the total operating results of First NLC as it remains our wholly-owned subsidiary until the final completion of the transaction with Sun Capital. However, pursuant to the Recapitalization Agreement, Sun Capital will be allocated 80% of the operating results of First NLC incurred subsequent to entering into the transaction. As of September 30, 2007, approximately $10 million of the operating losses incurred by First NLC for the third quarter of 2007 will ultimately be recovered by us under the Recapitalization Agreement. As a result of the decline in value and increased early payment defaults during 2007, the Company recognized provisions for losses, including repurchase and premium recapture obligations and lower of cost or market valuation adjustments of $28.8 million and $155.1 million for the three and nine months ended September 30, 2007, respectively.

In response to the deterioration in the non-prime mortgage industry, First NLC initiated various restructuring activities during the nine months ended September 30, 2007. As a result, for the three and nine months ended September 30, 2007, the Company recorded charges of $6.2 million and $80.2 million, respectively, related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. These charges include write-downs of $-0- million and $54.7 million related to the impairment of goodwill, for three and nine months ended September 30, 2007, respectively.

Principal Investing

Our principal investing activity consists primarily of investments in MBS, non-conforming mortgage loans, merchant banking investments and investments in investment funds.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Historically, based on market conditions, our MBS investments have provided us with higher relative risk-adjusted rates of return than most other investment opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector.

During the quarter ended September 30, 2007, the Company liquidated approximately $5.8 billion of agency MBS at a loss of approximately $57.7 million to reduce leverage during the unprecedented credit market disruption and uncertainty in the asset backed financing market and increase liquidity to take advantage of future investment opportunities.

We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments.

Mortgage-Backed Securities

We invest in agency-backed and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing in hybrid-ARM mortgage-backed securities financed by short-term commercial paper and repurchase agreement borrowings. The Company recorded net interest income of $6.7 million and $34.5 million from MBS held in our principal investment portfolio for the three and nine months ended September 30, 2007, respectively, compared to $11.5 million and $21.4 million for the three and nine months ended September 30, 2006, respectively. The decrease in net interest income during the three months ended September 30, 2007 is due to the decrease in net interest spread and average MBS investments. The increase in net interest income during the nine months ended September 30, 2007 is due to an increase in the net interest spread and average MBS investments.

Non-conforming Mortgage Loans

The revenues from the securitized non-conforming mortgage loan portfolio are generated primarily from net interest income. The Company recorded net interest income of $4.1 million and $38.5 million from the securitized non-conforming mortgage loans held at the real estate investment trust (“REIT”) during the three and nine months ended September 30, 2007, respectively, compared to $10.5 million and $57.1 million during the three and nine months ended September 30, 2006, respectively. In addition, the Company recognized a lower of cost or market valuation adjustments of $83.0 million and $119.9 million relating to these loans for the three and nine months ended September 30, 2007, respectively, compared to $146.8 million during the three and nine months ended September 30, 2006.

Securitized mortgage loans held for sale, net, at the REIT were comprised of the following as of September 30, 2007 (dollars in thousands):

Principal balance	$3,033,941
Valuation allowance for lower of cost or market value	(84,296)

Loans held for sale, net	$2,949,645

As of September 30, 2007, $3.2 billion of non-recourse securitization debt is outstanding. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of the debt is reduced as the underlying loan collateral is paid down.

As a result of valuation adjustments recorded on the portfolio of securitized mortgage loans held for sale and considering the non-recourse nature of the related debt recorded on the Company’s balance sheet, the Company has no economic exposure on the portfolio as of September 30, 2007. The economic exposure represents the value of the Company’s interests in the equity of the securitized transactions. However, for financial reporting purposes, the Company may be required to recognize additional losses on the portfolio, if the mortgage market and therefore the value of the loans further deteriorate. Under these circumstances, additional losses would be recorded on the securitized mortgage loans which would generate a negative book value in this portfolio for financial reporting purposes as the Company would not record a corresponding adjustment to the liability balance to fair value in accordance with generally accepted accounting principles.

Merchant Banking

The total value of our merchant banking portfolio and other long-term investments was $181.1 million as of September 30, 2007. Of this total, $119.7 million was held in the merchant banking portfolio, $31.3 million was held in alternative asset funds, and $30.1 million was held in other long-term investments. Net unrealized gains in the merchant banking portfolio included in accumulated other comprehensive income (“AOCI”) totaled $2.6 million as of September 30, 2007.

During the nine months ended September 30, 2007, we recorded $20.0 million in other than temporary impairment write-downs on certain merchant banking investments, of which $17.0 million related to investments in the non-prime mortgage industry. These write-downs were recorded as part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its related assessment of cost method investments.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Net loss increased from a net loss of $67.4 million in the third quarter of 2006 to a net loss of $214.7 million in the third quarter of 2007. Net loss included the following results of operations by segment:

	For the quarter ended September 30,
	2007	2006
Capitals Markets	$723	$(43,754)
Asset Management	(2,318)	(3,385)
Principal Investing	(140,938)	(159,929)
Mortgage Banking	(54,281)	(12,605)

Operating loss	(196,814)	(219,673)
(Loss) gain on sale of subsidiary shares	(2,450)	121,511

Loss before income taxes and minority interest	(199,264)	(98,162)
Income tax provision (benefit)	15,288	(26,062)
Minority interest in earnings (losses) of consolidated subsidiary	165	(4,708)

Net loss	$(214,717)	$(67,392)

The increase in net loss is attributed to the increase in operating losses of our mortgage banking segment which is the result of lower of cost or market valuation adjustments on non-securitized mortgage loans of $26.9 million and restructuring charges associated with First NLC’s reduction in workforce and termination of certain leases, and a gain in sale of subsidiary shares of $121.5 million in the third quarter of 2006 in which there is no comparable gain in the third quarter of 2007. These operating results were offset by an increase in the profitability of our capital markets segment which is primarily attributable to increased investment banking revenues in the third quarter 2007 and realized gains of $29.8 million on the sale of merchant banking investments in our principal investing segment during the third quarter of 2007. In addition, the total income tax provision changed from a $26.1 million tax benefit in the third quarter 2006 to a $15.3 million tax provision in the third quarter 2007.

The Company’s revenues, net of interest expense, improved from a net loss of $82.8 million in the third quarter of 2006 to a net loss of $49.8 million in the third quarter of 2007 due to the changes in revenues and interest expense described below.

Capital raising revenue increased from $6.9 million in the third quarter of 2006 to $49.7 million in the third quarter of 2007. The higher volume of capital raising activity related primarily to our financial services and insurance sectors. We were the lead or sole manager on three public offering transactions raising $719.2 million in the third quarter of 2007 as compared to two public offering transactions raising $63.0 million the third quarter of 2006. We sole managed one private placement during the third quarter of 2007 generating $8.0 million in revenues compared to one private placement generating $3.7 million in revenues during third quarter of 2006.

Advisory revenue increased 184.5% to $16.5 million in the third quarter of 2007 as compared to $5.8 million generated in the third quarter of 2006. We completed 8 merger and acquisition and advisory engagements in the third quarter of 2007 as compared to 2 merger and acquisition and advisory engagements in the third quarter of 2006. This increase is the result of the transaction, during the first quarter of 2007, with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions.

Institutional brokerage revenue from agency commissions and principal transactions increased 19.8% from $22.7 million in the third quarter of 2006 to $27.2 million in the third quarter of 2007 as a result of decreases in trading losses and increases in trading volume due to our expansion of sales and trading personnel. In addition, during the third quarter of 2006, our mortgage sales and trading activities contributed losses net of interest expense of $0.2 million, reflecting $13.8 million in interest income, a net investment loss of $1.5 million and $12.5 million of interest expense. There was no comparable activity during the third quarter of 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 24.5% from $4.9 million in the third quarter of 2006 to $6.1 million in the third quarter of 2007. The increase is primarily attributable to the increase in average net assets under management and a related increase in mutual fund administrative fees resulting from an increase in average mutual fund assets under management. Asset management incentive allocations and fees increased from $(0.03) million in the third quarter of 2006 to $0.08 million in the third quarter of 2007 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $(144.3) million for the three months ended September 30, 2007 as compared to $(118.0) million for the three months ended September 30, 2006. The decrease in net revenues is primarily the result of losses incurred at First NLC during the third quarter of 2007, valuation adjustments for securitized mortgage loans in the third quarter of 2007 and a decrease in the dividends on merchant banking investments offset by other-than-temporary impairment charges relating to equity securities in the third quarter of 2006 with no comparable charge in the third quarter of 2007.

	For the quarter ended September 30,
	2007	2006
Net interest income	$19,578	$31,783
Net investment loss—principal investing	(136,475)	(170,621)
Dividend income	526	4,750
Net investment (loss) income—mortgage banking	(27,968)	16,092

	$(144,339)	$(117,996)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Three months ended September 30, 2007			Three months ended September 30, 2006
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$3,766,152	$55,112	5.85%	$4,215,595	$62,491	5.93%
Mortgage loans	3,736,887	60,471	6.47%	6,395,043	107,102	6.70%
Reverse repurchase agreements	—	—	—	256,844	3,763	5.73%

	$7,503,039	115,583	6.16%	$10,867,482	173,356	6.38%

Other(1)		7,060			3,756

		122,643			177,112
Repurchase agreements	$1,469,051	(20,243)	(5.39)%	$1,095,487	(14,984)	(5.35)%
Commercial paper	2,000,556	(27,621)	(5.40)%	2,916,752	(40,265)	(5.40)%
Mortgage financing credit facilities	278,249	(4,565)	(6.42)%	998,697	(15,394)	(6.03)%
Securitization	3,439,540	(54,345)	(6.18)%	5,281,887	(82,560)	(6.12)%
Derivative contracts(2)	—	3,709		—	7,874

	$7,187,396	(103,065)	(5.74)%	$10,292,823	(145,329)	(5.65)%

Net interest income/spread		$19,578	0.42%		$31,783	0.73%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $12.2 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. This decrease was due to a decrease in the net interest spread resulting from increased borrowing costs and a lower average balance on securitized mortgage loans and MBS. Premium amortization expense on mortgage investments totaled $1.6 million in the third quarter of 2007 as compared to $12.7 million in the third quarter of 2006. This decrease in amortization expense is a result of both the repositioning of the MBS portfolio during 2006 and the reclassification of the mortgage loans held at the REIT from held for investment to held for sale.

Net interest income from the MBS portfolio decreased by $4.1 million from $10.8 million in the third quarter of 2006 to $6.7 million in the third quarter of 2007 reflecting the decrease in average MBS investments and a decrease in the net interest spread earned on the portfolio from 0.5% in the third quarter of 2006 to 0.4% in the third quarter of 2007.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $60.5 million with related interest expense of $54.6 million, resulting in net interest income of $5.9 million for the quarter ended September 30, 2007. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $110.9 million with related interest expense of $93.6 million, resulting in net interest income of $17.3 million for the quarter ended September 30, 2006. The decrease in the third quarter 2007 is primarily the result of the decrease in average mortgage loans in the third quarter 2007 as compared to the third quarter 2006, reflecting the effects of principal repayments in the securitized loan portfolio.

In addition to net interest income, the Company recorded $0.5 million in dividend income from its merchant banking equity investment portfolio in the third quarter 2007, compared to $4.8 million during the third quarter 2006. The decrease in dividend income was primarily due to the decrease in the number of, and amount of capital invested in, dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The Company recognized a net investment loss of $136.5 million during the third quarter 2007 compared to net investment loss of $170.6 million in the third quarter 2006. The following table summarizes the components of net investment loss (dollars in thousands):

	Three months ended September 30,
	2007	2006
Securitized mortgage loans held-for-sale—lower of cost or market valuation adjustments	$(83,000)	$(146,823)
Available for sale and cost method securities—other-than-temporary impairments	(14,998)	(19,903)
Realized (losses) gains on sale of equity investments and mortgage-backed securities	(29,413)	4,380
(Loss) income from investments funds	(213)	100
Gains (losses) on investment securities—marked-to-market, net	1,687	(3,324)
Other, net	(10,538)	(5,051)

	$(136,475)	$(170,621)

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

Based upon the evaluation of MBS portfolio for other-than-temporary impairment, the Company recorded $12.0 million of other-than-temporary impairment losses for the three months ended September 30, 2007 related to deterioration in credit quality on certain MBS investments that occurred during the third quarter of 2007. The Company recognized no comparable other-than-temporary impairments during the same period in 2006.

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded a $3.0 million impairment during the three months ended September 30, 2007 as compared to $19.9 million for the same period in 2006.

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended (“SFAS 133”). These derivatives primarily include economic hedges relating to the financing for certain MBS positions and the mortgage loan portfolio.

During the three months ended September 30, 2007 and 2006, the Company sold $54.0 million and $2.2 billion of loans, respectively. During the third quarter of 2007, the provision for losses increased significantly as compared to the prior year reflecting the effects of an industry-wide increase in requests for buy-backs of loans related to early pay defaults. The components of net investment (loss) income from mortgage banking activities are as follows (dollars in thousands):

	Three months ended September 30,
	2007	2006
Gross (loss) gain from loan sale transactions, including hedge activities	$(55)	$45,951
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(28,760)	(23,843)
Direct loan origination costs, net of fees earned	847	(6,016)

	$(27,968)	$16,092

Other revenues decreased 38.5% from $6.5 million in the third quarter 2006 to $4.0 million in the third quarter 2007 primarily due to a decrease in interest income related to warehouse financing.

The provision for loan losses on the securitized loan portfolio recorded during the three months ended September 30, 2006 reflects loan loss provisions recorded prior to the reclassification of the portfolio from held for investment to held for sale in September 2006. As of September 30, 2006, and subsequently, lower of cost or market valuation adjustments have been recorded in net investment loss in the consolidated statements of operations.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $7.4 million in the third quarter 2006 to $9.0 million in the third quarter 2007 reflecting an increase due to interest associated with $60.0 million in short-term borrowings provided by Sun Capital in accordance with the Recapitalization Agreement.

Total non-interest expenses increased 7.5% from $136.9 million in the third quarter 2006 to $147.1 million in the third quarter 2007. This increase was caused by the fluctuations in non-interest expenses discussed below.

Compensation and benefits expense increased 16.7% from $69.4 million in the third quarter 2006 to $81.0 million in the third quarter 2007. This increase is primarily due to a $15.1 million increase in variable compensation associated primarily with increased investment banking revenues as well as an increase in stock compensation associated with new issuances of stock-based awards by FBR Capital Markets.

Professional services decreased 14.0% from $14.3 million in the third quarter 2006 to $12.3 million in the third quarter 2007 primarily due to a reduction in corporate legal and consulting costs in the third quarter 2007.

Business development expenses increased 1.3% from $7.6 million in the third quarter 2006 to $7.7 million in the third quarter 2007. This increase is primarily due to a increase in expenses associated with investment banking transactions and advertising expenses.

Clearing and brokerage fees increased from $2.9 million in the third quarter 2006 to $4.0 million in the third quarter 2007 due to increased equity trading volumes.

Occupancy and equipment expense decreased 1.6% from $12.9 million in the third quarter 2006 to $12.7 million in the third quarter 2007. This decrease is primarily due to a decrease in investments made in upgrading our technology and office space.

Communications expense increased 9.2% from $6.5 million in the third quarter 2006 to $7.1 million in the third quarter 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflects the Company’s investments in its technology infrastructure in its data center that began in August 2006 and has continued through September of 2007.

Other operating expenses decreased 30.9% from $23.3 million in the third quarter 2006 to $16.1 million in the third quarter 2007. This change is primarily due to a $4.7 million decrease in loan servicing fees, administrative fees, and mortgage insurance related to the decrease in our average mortgage loan balance and a decrease in legal settlements.

For the three months ended September 30, 2007, the Company recorded a charge of $6.2 million related to continued restructuring activities at First NLC. This $6.2 million charge primarily relates to termination of employees and certain facility and equipment leases.

The total income tax provision changed from a $26.1 million tax benefit in the third quarter 2006 to a $15.3 million tax provision in the third quarter 2007 due to the current year income at the Company’s taxable REIT subsidiaries compared to a loss in 2006 and the effects of discrete tax provision items. Our tax provision relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 41.6% in the third quarter 2006 as compared to 27.0% in the third quarter 2007. The disparity between the effective tax rates is due to discrete income tax charges during the three months ended September 30, 2007 of $1.8 million relating to SFAS 123R, $14.9 million relating to a valuation allowance on the losses derived from First NLC, $13.7 million relating to recognition of tax basis in excess of book basis in subsidiaries as a result of tax deconsolidation, and $6.7 million relating to First NLC losses from July 25, 2007 to September 30, 2007 not subject to tax benefit due to First NLC’s change in ownership for tax purposes. Without these discrete items, the effective income tax rates would have been 38.6% and 40.7% during the three months ended September 30, 2007 and 2006, respectively.

Minority interest in earnings (losses) of consolidated subsidiary of $0.2 million represents minority interest holders’ share of earnings of FBR Capital Markets for the third quarter of 2007 as compared to $(4.7) million of minority interest associated with losses of a consolidated subsidiary for the third quarter for 2006..

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Reported net loss increased from a net loss of $71.1 million in the first nine months of 2006 to a net loss of $389.9 million in the first nine months of 2007. Net loss included the following results of operations by segment (in thousands):

	For the nine months ended September 30,
	2007	2006
Capitals Markets, net of intersegment elimination	$53,022	$(39,245)
Asset Management	(4,920)	(8,900)
Principal Investing	(183,778)	(159,303)
Mortgage Banking	(306,742)	(16,397)

Operating loss	(442,418)	(223,845)
(Loss) gain on sale of subsidiary shares	104,058	121,511

Loss before income taxes and minority interest	(338,360)	(102,334)
Income tax provision (benefit)	38,749	(26,541)
Minority interest in earnings (losses) of consolidated Subsidiary	12,782	(4,708)

Net loss	$(389,891)	$(71,085)

The increase in net loss is primarily attributed to increase in operating losses of our mortgage banking segment which is the result of increased provisions for repurchase obligations and lower of cost or market valuation adjustments on non-securitized mortgage loans of $155.1 million, impairment of goodwill and intangibles assets of $65.0 million, and restructuring charges of $15.3 million associated with First NLC’s reduction in workforce and termination of certain leases, and a reduction in the gain in sale of subsidiary share of $17.5 million. In addition, the Company’s MBS portfolio and operations in the principal investing segment incurred net losses of $55.7 for the nine months ended September 30, 2007, which is primarily related to the losses incurred in the sale of $5.8 billion of MBS in the third quarter of 2007. These operating results were offset by an increase in the profitability of our capital markets segment which is primarily attributable to increased investment banking revenues for the nine months and realized gains of $27.4 million on the sale of merchant banking investments in the principal investing segment during the first nine months of 2007. In addition, the total income tax provision changed from a $26.5 million tax benefit in the first nine months of 2006 to a $38.7 million tax provision in the first nine months of 2007.

The Company’s revenues, net of interest expense, decreased 32.1% from $204.6 million in the first nine months of 2006 to $139.0 million in the first nine months of 2007 due to the changes in revenues and interest expense discussed below.

Capital raising revenue increased 117.2% from $118.3 million in the first nine months of 2006 to $257.0 million in the first nine months of 2007. The increase is attributable to an increase in amounts raised in sole managed private placement transactions completed in the first nine months of 2007 as compared to the first nine months of 2006. The higher volume of capital raising activity related primarily to our real estate, financial services, technology, media and telecommunications and energy sectors. Revenues from 10 private placements completed during the first nine months of 2007 totaled $174.1 million as compared to $81.7 million in revenues from 9 private placements completed in the first nine months of 2006. In addition, during the first nine months of 2007, we were lead or co-lead manager on 13 public offerings raising $2.4 billion, compared to 11 public offerings raising $1.4 billion in the first nine months of 2006.

Advisory revenue increased 94.0% from $15.0 million in the first nine months of 2006 to $29.1 million in the first nine months of 2007 as a result of the transaction with, during the first quarter of 2007, Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions.

Institutional brokerage revenue from agency commissions and principal transactions increased 4.5% from $82.1 million in the first nine months of 2006 to $85.8 million in the first nine months of 2007 as a result of an increase in trading volume due to our expansion of sales and trading personnel offset partially by increases in trading losses. In addition, during the first nine months of 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $3.4 million, reflecting $48.6 million in interest income, a net investment loss of $3.0 million and $42.2 million of interest expense. There was no comparable activity during the first nine months of 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 20.0% from $15.0 million in the first nine months of 2006 to $18.0 million in the first nine months of 2007. The increase is primarily attributable to the increase in average net assets under management in the first nine months of 2007 due in large part to the re-opening of the FBR Small Cap Value mutual fund, as well as an increase in mutual fund administrative fees due to an increase in average mutual fund assets under management. Asset management incentive allocations and fees decreased 66.7% from $0.9 million in the first nine months of 2006 to $0.3 million in the first nine months of 2007 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $(239.6) million for the first nine months of 2007 as compared to $(0.8) million for the first nine months of 2006. The decrease in net revenues is primarily the result of losses incurred at First NLC during the first nine months of 2007, a write-down of securitized mortgage loans in the first nine months of

2007, a decrease in realized gains on sale of equity securities and mortgage-backed securities and a decrease in the dividends on merchant banking investments as summarized in the following table (dollars in thousands):

	For the nine months ended September 30,
	2007	2006
Net interest income	$96,555	$106,144
Net investment loss—principal investing	(199,629)	(175,726)
Dividend income	2,368	12,508
Net investment (loss) income—mortgage banking	(138,858)	56,231

	$(239,564)	$(843)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$5,612,973	$245,707	5.84%	$2,806,702	$112,508	5.35%
Mortgage loans	4,678,394	240,257	6.85%	7,058,192	363,237	6.86%
Reverse repurchase agreements	—	—	—	201,652	8,377	5.48%

	$10,291,367	485,964	6.30%	$10,066,546	484,122	6.41%

Other(1)		11,295			5,071

		497,259			489,193
Repurchase agreements	$2,034,890	(82,291)	(5.33)%	$624,004	(23,717)	(5.01)%
Commercial paper	3,114,004	(127,070)	(5.38)%	1,998,994	(75,969)	(5.01)%
Mortgage financing credit facilities	737,307	(33,917)	(6.07)%	1,064,325	(45,830)	(5.68)%
Securitization	3,897,136	(178,955)	(6.06)%	5,874,786	(247,331)	(5.55)%
Derivative contracts(2)	—	21,529		—	9,798

	$9,783,337	(400,704)	(5.46)%	$9,562,109	(383,049)	(5.34)%

Net interest income/spread		$96,555	0.84%		$106,144	1.07%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income in the first nine months of 2007 decreased by $9.6 million. This decrease was due to a decrease in the net interest spread resulting from increased borrowing costs and a lower average balance on securitized mortgage loans offset partially by an increase in the average balance of MBS, which have a lower net interest spread. Premium amortization expense on mortgage investments totaled $7.4 million in the first nine months of 2007 compared to $33.8 million in the first nine months of 2006. This decrease in amortization expense is a result of both the repositioning of the MBS portfolio during the first nine months of 2006 and the reclassification of the mortgage loans held at the REIT from held for investment to held for sale.

Net interest income from the MBS portfolio increased by $13.9 million from $20.6 million in the first nine months of 2006 to $34.5 million in the first nine months of 2007 reflecting the increase in average MBS investments and an increase in the net interest spread earned on the portfolio from 0.3% in the first nine months of 2006 to 0.4% in the first nine months of 2007.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $240.3 million with related interest expense of $189.5 million, resulting in net interest income of $50.8 million for the nine months ended September 30, 2007. This compares to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $371.6 million with related interest expense of $291.2 million, resulting in net interest income of $80.4 million for the nine months ended September 30, 2006. The decrease in the first nine months of 2007 is primarily the result of the decrease in average mortgage loans in the first nine months of 2007 as compared to the first nine months of 2006, reflecting the effects of principal repayments in the securitized loan portfolio.

In addition to net interest income, the Company recorded $2.4 million in dividend income from its merchant banking equity investment portfolio in the first nine months of 2007 compared to $12.5 million during the first nine months of 2006. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The Company realized a net investment loss of $199.6 million during the first nine months of 2007 as compared to net investment loss of $175.7 million in the first nine months of 2006. The following table summarizes the components of net investment loss (dollars in thousands):

	Nine months ended September 30,
	2007	2006
Securitized mortgage loans held-for-sale—lower of cost or market valuation adjustments	$(119,900)	$(146,823)
Available for sale and cost method securities—other-than-temporary impairments	(31,993)	(62,422)
Realized (losses) gains on sale of equity investments and mortgage-backed securities	(27,156)	28,152
Income from investments funds	2,025	1,284
Gains (losses) on investment securities—marked-to-market, net	613	(729)
Other, net	(23,218)	4,812

	$(199,629)	$(175,726)

In determining the lower-of-cost or market value of the securitized mortgage loans, the Company considered various factors affecting the overall value of the portfolio, including, but not limited to, factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values and mortgage insurance coverage. Based on such factors, the Company assesses the present value of expected loan cash flows considering the specific characteristics of each individual loan. The loans are then aggregated to derive the value at the respective securitization level. Significant assumptions used by the Company in determining this value were supported by comparison to market data for similar portfolios and transactions, when available.

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

Based upon the evaluation of MBS portfolio for other-than-temporary impairment, the Company recorded $12.0 million of other-than-temporary impairment for the nine months ended September 30, 2007 related to deterioration in credit quality on certain MBS investments that occurred during the third quarter of 2007. The Company recognized no comparable other-than-temporary impairments during the same period in 2006.

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded other-than-temporary impairment charges of $20.0 million relating to marketable equity securities and cost method investments in the first nine months of 2007. The company recorded other-than-

temporary impairment charges of $62.4 million relating to marketable equity securities and cost method investments in the first nine months of 2006.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges under SFAS 133. These derivatives primarily include economic hedges relating to the financing for certain MBS positions and the mortgage loan portfolio.

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments.

During the nine months ended September 30, 2007 and 2006, the Company sold $2.7 billion and $5.6 billion of loans, respectively. During the first nine months of 2007, the provision for losses increased significantly as compared to the prior period reflecting the effects of an industry-wide increase in requests for buy-backs of loans related to early pay defaults. For the nine months ended September 30, 2007, the $155.1 million provision for losses reflects a $123.6 million lower of cost or market write-down on loans held by First NLC. The components of net investment (loss) income from mortgage banking activities are as follows (dollars in thousands):

	Nine months ended September 30,
	2007	2006
Gross gain from loan sale transactions, including hedge activities	$14,814	$111,406
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(155,124)	(36,119)
Direct loan origination costs, net of fees earned	1,452	(19,056)

	$(138,858)	$56,231

Other revenues decreased 25.9% from $17.0 million in the first nine months of 2006 to $12.6 million in the first nine months of 2007 primarily due to a decrease in interest income related to warehouse financing.

The provision for loan losses on the securitized loan portfolio recorded during the nine months ended September 30, 2006 reflects loan loss provisions recorded prior to the reclassification of the portfolio from held for investment to held for sale in September 2006. As of September 30, 2006, and subsequently, lower of cost or market valuation adjustments have been recorded in net investment loss in the consolidated statements of operations.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings. These costs increased from $21.7 million in the first nine months of 2006 to $24.2 million in the first nine months of 2007 due to $60.0 million in short-term borrowings from Sun Capital in accordance with the Recapitalization Agreement.

Total non-interest expenses increased 35.7% from $428.4 million in the first nine months of 2006 to $581.4 million in the first nine months of 2007. This increase was caused by the fluctuations in non-interest expenses as discussed below.

Compensation and benefits expense increased 29.9% from $224.6 million in the first nine months of 2006 to $291.8 million in the first nine months of 2007. This increase is primarily due to an increase of $60.2 million in variable compensation associated primarily with increased investment banking revenues and related employer taxes.

Professional services decreased 3.4% from $41.5 million in the first nine months of 2006 to $40.1 million in the first nine months of 2007 primarily due to a $7.4 million reduction in consulting and corporate legal costs in the first nine months of 2007 offset by a $2.6 million increase in subadvisory expense and a $3.5 million increase in investment deal expenses.

Business development expenses increased 7.6% from $30.3 million in the first nine months of 2006 to $32.6 million in the first nine months of 2007. This increase is primarily due to a decrease in expenses associated with investment banking transactions.

Clearing and brokerage fees increased 16.9% from $8.3 million in the first nine months of 2006 to $9.7 million in the first nine months of 2007. The increase is due to increased equity trading volumes.

Occupancy and equipment expense increased 5.8% from $36.4 million in the first nine months of 2006 to $38.5 million in the first nine months of 2007. This increase is primarily due to the investments made in upgrading our technology and office space, during the first two quarters of 2007.

Communications expense increased 20.4% from $18.1 million in the first nine months of 2006 to $21.8 million in the first nine months of 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflects the Company’s investments in its technology infrastructure including its data center and disaster recovery systems.

Other operating expenses decreased 4.0% from $69.3 million in the first nine months of 2006 to $66.5 million in the first nine months of 2007. This change is primarily due to an increase in accrued costs associated with First NLC litigation offset by decreases in loan servicing, administrative fees and mortgage insurance associated with the decrease in the balance of mortgage loans.

In response to the deterioration in the non-prime mortgage industry, First NLC initiated various restructuring activities during the nine months ended September 30, 2007. For the nine months ended September 30, 2007, the Company recorded a charge of $80.3 million related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. This charge includes a write-down of $65.0 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded estimated fair value of these assets. The remaining charge of $15.3 million primarily relates to the termination of employees and certain facility and equipment leases.

The total income tax provision changed from a $26.5 million tax benefit in the first nine months of 2006 to a $38.7 million tax provision in the first nine months of 2007 due to the current year income at the Company’s taxable REIT subsidiaries and the effects of discrete tax provision items. Our tax provision relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 43.0% in the first nine months of 2006 as compared to 25.9% in the first nine months of 2007. The disparity between the effective tax rates is due to discrete income tax charges during the first nine months of 2007 of $7.2 million relating to SFAS 123R, recognition of tax expense of $18.1 million on the book/tax basis difference in FBR Capital Markets shares sold, $49.0 million valuation allowance on the losses derived from First NLC, $13.7 million relating to recognition of tax basis in excess of book basis in subsidiaries as a result of tax deconsolidation, and $6.7 million relating to FNLC losses from July 25, 2007 to September 30, 2007 not subject to tax benefit due to First NLC’s change in ownership for tax purposes. Additionally, the annualized effective tax rate for the nine months ended September 30, 2006 was higher due to tax expense of $1.4 million recorded on intercompany sale of mortgages. Without these discrete items, the effective income tax rates would have been 37.5% and 44.4% during the nine months ended September 30, 2007 and 2006, respectively.

Minority interest in earnings of consolidated subsidiary of $12.8 million represents minority interest holders’ share of earnings of FBR Capital Markets for the first nine months of 2007. Prior to the July 2006 private offering of FBR Capital Markets common stock to outside investors, the entities comprising FBR Capital Markets were wholly-owned subsidiaries of the Company, therefore, minority interest in earnings of consolidated subsidiary was not applicable in the first two quarters of 2006.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. The primary sources of funds for liquidity consist of borrowings under repurchase agreements, commercial paper borrowings, securitization financings, principal and interest payments on mortgage-backed securities and mortgage loans, dividends on equity securities, proceeds from sales of securities and mortgage loans, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under warehouse, commercial paper issuances, and future issuances of common stock, preferred stock, or debt.

Cash Flows

As of September 30, 2007, the Company’s cash and cash equivalents totaled $692.7 million representing a net increase of $502.8 million for the nine months ended September 30, 2007. The increase is primarily attributable to the sale of mortgaged-backed securities at FBR Capital Markets with the proceeds being reinvested in money market funds as well as sales of MBS at the REIT. Of the $692.7 million of cash and cash equivalents, $387.1 million was held by FBR Capital Markets and $71.1 million was held at First NLC. The Company’s use of the funds held by FBR Capital Markets would be subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors.

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreement and commercial paper borrowings. Excess cash is used to pay down short-term borrowings and cash is provided by increasing short-term borrowings within the Company’s leverage policies. Additionally, MBS may be liquidated within relatively short time periods to provide additional liquidity. As of September 30, 2007, $562.6 million of capital supports the MBS portfolio, including approximately $320.0 million of long-term debt. During the nine months ended September 30, 2007, the Company utilized these financing strategies to provide liquidity to support cash needs at First NLC.

The cash provided by operating activities of $602.9 million was attributable to the reduction in the non-securitized mortgage loans originated by First NLC and cash provided by operating activities from FBR Capital Markets.

The cash provided by investing activities of $7.8 billion relates primarily to the sale and receipt of proceeds for MBS and payments on securitized mortgage loans. These decreases in investments and non-securitized mortgage loans generated a substantial portion of the net cash used in financing activities of $7.9 billion as the financing for these investments was paid down with the required proceeds.

Assets

Our principal assets consist of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, long-term investments, and securities held for trading purposes. As of September 30, 2007, liquid assets consisted primarily of cash and cash equivalents of $692.7 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $470.7 million in MBS, $3.3 billion in non-conforming mortgage loans, $181.1 million in long-term investments, $19.1 million in trading securities, a receivable due from servicer of $11.9 million and interest receivables of $12.0 million at September 30, 2007. The Company’s total assets decreased from $13.4 billion at December 31, 2006 to $5.1 billion as of September 30, 2007. The decline in total assets reflects the effects of principal payments received on mortgage loans without any new investments in mortgage loans, sales of originated mortgage loans and net sales of available-for-sale MBS.

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

As of September 30, 2007, our MBS portfolio was comprised primarily of hybrid-ARM securities. Excluding principal receivable, which totaled $0.6 million, the fair value of the portfolio was $470.7 million. As of September 30, 2007, the weighted average coupon of the portfolio was 6.02%. Our portfolio of non-conforming mortgage loans is also comprised substantially of hybrid-ARMs. As of September 30, 2007, the principal balance of the mortgage loan portfolio was $3.3 billion and the weighted average coupon was 8.56%.

During the third quarter of 2007, the Company sold approximately $5.8 billion of agency-backed securities at a loss of approximately $57.7 million. The Company paid down the liabilities associated with this portion of it mortgage backed securities portfolio.

The actual yield on the MBS is affected by the price paid to acquire the investment. Our cost basis in MBS is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. The MBS portfolio had a premium of $526 thousand (.11% of the unpaid par value).

Net unrealized gains related to our merchant banking investments that are included in accumulated other comprehensive income in our balance sheet totaled $2.6 million as of September 30, 2007. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is other than temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

The following table provides additional detail regarding the Company’s merchant banking investments as of September 30, 2007 (dollars in thousands):

Merchant Banking and Other Long-Term Investments

	September 30, 2007
Merchant Banking Investments	Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Asset Capital Corporation, Inc.(1)	948,766	$4,507	$4,507
Castlepoint Holdings Ltd.	500,000	4,650	5,750
Cohen Financial(2)	112,892	5,000	5,000
Cypress Sharpridge Investment, Inc.(2)	537,604	5,000	5,000
Ellington Financial LLC(2)	1,938,750	36,449	36,449
FSI RealtyTrust(2)	752,688	7,000	7,000
Horsehead Corporation	17,582	215	394
Muni Funding of America, LLC(2)	750,000	6,975	6,975
NNN Realty Advisors, Inc.(2)	537,634	5,000	5,000
Orion Marine Group(2)	796,494	10,000	10,000
RAIT Financial Trust (Preferred Series C)	49,000	1,053	744
Star Asia Financial, Limited(2)	800,000	7,440	7,440
Thornburg Mortgage, Inc. (Preferred Series F)	421,052	10,000	11,747
Vintage Wine Trust, Inc.(2)	1,075,269	10,000	10,000
Other		1,291	1,217
Preferred equity investment(1)(2)		2,500	2,500

Total Merchant Banking Investments		117,080	119,723
Investment funds			31,293
Other investments			3,394
Investment securities—marked to market			5,243
Residual interest in securitization			21,445

Total Long-Term Investments			$181,098

(1)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges.
(2)	As of September 30, 2007 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions

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

As of September 30, 2007, the Company’s liabilities totaled $4.2 billion, which resulted in a leverage ratio (liabilities to shareholders’ equity) of 6 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, securitization financing and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings. Such long-term debt issuances have totaled $317.5 million. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of September 30, 2007, we had $323.6 million of long-term corporate debt and the weighted average interest rate on these securities was 8.08%. During the third quarter of 2007, the Company received short-term borrowings from Sun Capital totaling $60.0 million. This short-term borrowing will be converted into equity of First NLC upon final completion of the Recapitalization Agreement.

During 2005, the Company completed nine securitization transactions and issued a series of multi-class mortgage-backed bonds. Depending on the structure of the securitizations, the Company accounts for the securitizations as either “sales” or “financing” transactions in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). For securitizations that qualify as sales, the Company transfers the loans into the securitization trust and records retained financial and servicing assets or liabilities, if any, and recognizes a gain or loss on sale from the transaction. For securitizations that are accounted for as financings, the transferred loans remain on the balance sheet and are recorded as collateral and the mortgage-backed bonds issued are recorded as debt. There were no securitization transactions accounted for as financings during 2007 and 2006.

As of September 30, 2007, the Company had outstanding securitization financing liabilities of $3.1 billion. These liabilities, which are consolidated in the Company’s financial statements, are secured solely by mortgage loans held by the trusts, and are non-recourse to the Company. The securities have a final maturity in 2035 and are callable at par once the total balance of the loans collateralizing the debt is reduced to a certain percentage of their respective original balances as defined in the securitization documents. The balance of the debt is reduced as the underlying loan collateral is paid down. Interest rates on these bonds reset monthly and are indexed to one-month LIBOR. The weighted average interest rate payable on the securities was 5.65% as of September 30, 2007.

Georgetown Funding is a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program, and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement, and repurchase agreements we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our

Master Repurchase Agreement with Georgetown Funding enables us to finance up to $12 billion of MBS. There were no borrowings outstanding as of September 30, 2007.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans and certain of its MBS. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 0.50% to 2.63% based on the nature of the mortgage collateral.

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

To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter increases in interest rates, prepayments or delinquency levels, margin calls on our repurchase agreements could result in a manner that could cause an adverse change in our liquidity position.

The following table provides information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities (dollars in thousands).

	September 30, 2007			December 31, 2006
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities (1)
Outstanding balance	$—	$189,812	$308,114	$3,971,389	$2,116,813	$942,517
Weighted-average rate	—	5.37%	6.08%	5.41%	5.34%	6.05%
Weighted-average term to maturity(1)	—	9.0 days	NA	18.3 days	21.9 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the NASD. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2007, FBR & Co. had total regulatory net capital of $130.7 million, which exceeded its required net capital of $3.4 million by $127.3 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases

FBR Group Share Repurchases

The Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. In July 2007, the Company’s Board of Directors authorized an additional share repurchase program in which the Company may repurchase up to 50 million shares of the Company’s Class A common stock. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group Long-Term Incentive Plan described previously. During the three and nine months ended September 30, 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 15.4 million and 15.5 million shares, respectively, at a cost of $71.3 million and $71.9 million, respectively. There were no share repurchases during the year ended December 31, 2006.

FBR Capital Markets Share Repurchases

In July, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the FBR Capital Markets’s Board of Directors authorized a share repurchase program under which FBR Capital Markets could repurchase up to 1 million shares of the FBR Capital Markets’s outstanding shares of common stock. During the three and nine months ended September 30, 2007, FBR Capital Markets, in accordance with its share repurchase program, repurchased 1 million shares at a total cost of $13.0 million. In October 2007, the FBR Capital Markets Board of Director’s authorized the repurchase of up to an additional 5 million shares of common stock. There were no share repurchases during the year ended December 31, 2006. The Company recognized a loss on the repurchase of subsidiary stock by FBR Capital Markets of $2.5 million for the three months ended September 30, 2007. This loss represents a dilution in the Company’s book value of FBR Capital Markets as the share repurchase price exceeded the book value per share. No repurchases of FBR Capital Markets were made prior to July 1, 2007.

Dividends

During the nine months ended September 30, 2007 and the year ended December 31, 2006, we declared dividends as specified in the following table.

Declaration Date	Record Date	Payment Date	Dividends Per Share
Nine months ended September 30, 2007
September 17, 2007	September 28, 2007	October 31, 2007	$0.05
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

Year ended December 31, 2006
December 13, 2006	December 29, 2006	January 31, 2007	$0.05
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations for the fourth quarter of 2007 and by fiscal year as of September 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt(1)	$—	$970	$970	$970	$970	$319,729	$323,609
Minimum rental and other contractual commitments	4,828	24,888	24,638	21,063	22,963	62,061	160,441
Securitization financing on loans held for sale(2)	—	—	—	—	—	3,152,742	3,152,742
Capital commitments(3)	—	—	—	—	—	—	—

	$4,828	$25,858	$25,608	$22,033	$23,933	$3,534,532	$3,636,792

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through FBR TRS Holdings. Based on the 3-month LIBOR of 5.45% as of September 30, 2007, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317.5 million of long-term debt securities would be approximately $25.7 million for the year ending December 31, 2007. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Although the stated maturities for these securities are thirty years, the Company expects the securities to be fully repaid prior to stated maturities due to borrower prepayments and/or possible clean-up calls.
(3)	The table above excludes $7.8 million of uncalled capital commitments as of September 30, 2007 to various investment partnerships that may be called over the next ten years.

The Company also has repurchase agreement liabilities of $497.9 million, as of September 30, 2007. See Note 3 to the financial statements for further information.

As of September 30, 2007, the Company had made interest rate lock agreements with borrowers for the origination of new mortgage loans and entered into commitments to sell mortgage loans of $17.6 million and $-0- million, respectively.

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

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is primarily subject to interest-rate risk as a result of its principal investment and mortgage banking activities. Through its principal investment and mortgage banking activities, the Company invests in MBS and mortgage loans and finances those investments with repurchase agreement, commercial paper and securitization borrowings, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates primarily through the use of paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparties to the Company’s derivative agreements at September 30, 2007 are U.S. financial institutions.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at September 30, 2007.” Management’s estimate of change in value for mortgage loans and mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. The estimated change in value of the mortgage loans and MBS reflect an effective duration of 0.36 and 1.49, respectively.

The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the MBS, prior exposure to refinancing opportunities and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at September 30, 2007	Value at September 30, 2007 with 100 basis point increase in interest rates	Percent Change	Value at September 30, 2007 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$470,749	$463,423	(1.56)%	$477,452	1.42%
Mortgage loans	3,255,807	3,243,647	(0.37)%	3,267,153	0.35%
Derivative assets	12,159	32,428	166.70%	3,151	(74.08)%
Other	1,380,554	1,380,554	—	1,380,554	—

Total assets	$5,119,269	$5,120,052	0.02%	$5,128,310	0.18%

Liabilities
Repurchase agreements and commercial paper	$497,926	$497,926	—	$497,926	—
Securitization financing	3,141,773	3,141,773	—	3,141,773	—
Derivative liabilities	1,938	6,860	253.96%	138	(92.86)%
Other	527,348	527,348	—	527,348	—

Total liabilities	4,168,985	4,173,907	0.12%	4,167,185	(0.04)%
Minority interest	252,070	252,070	—	252,070	—
Shareholders’ equity	698,214	694,075	(0.59)%	709,055	1.55%

Total liabilities and shareholders’ equity	$5,119,269	$5,120,052	0.02%	$5,128,310	0.18%

Book value per share	$4.40	$4.37	(0.59)%	$4.47	1.55%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of September 30, 2007 (dollars in thousands, except per share amounts).

	Value at September 30, 2007	Value of Equity at September 30, 2007 with 10% Increase in Price	Percent Change	Value of Equity at September 30, 2007 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$18,877	$20,764	10 .00%	$16,990	(10 .00)%
Equity method investments	31,293	34,423	10 .00%	28,164	(10 .00)%
Investment securities-marked to market	5,243	5,767	10 .00%	4,719	(10 .00)%
Other long-term investments	3,394	3,734	10 .00%	3,054	(10 .00)%
Trading securities-equities	18,899	20,789	10 .00%	17,009	(10 .00)%
Other	5,041,563	5,041,563	—	5,041,563	—

Total assets	$5,119,269	$5,127,040	0.15%	$5,111,499	(0 .15)%

Liabilities	$4,168,985	$4,168,985	—	$4,168,985	—

Minority Interest	252,070	254,573	0.99%	249,567	(0.99)%
Shareholders’ Equity
Common stock	1,601	1,601	—	1,601	—
Paid-in-capital	1,503,509	1,503,509	—	1,503,509	—
Accumulated other comprehensive income	(13,479)	(12,273)	8.95%	(14,685)	(8.95)%
Accumulated retained deficit	(793,417)	(789,355)	0.51%	(797,478)	(0.51)%

Total shareholders’ equity	698,214	703,482	0.75%	692,947	(0.75)%

Total liabilities and shareholders’ equity	$5,119,269	$5,127,040	0.15%	$5,111,499	(0.15)%

Book value per share	$4.40	$4.43	0.75%	$4.37	(0.75)%

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, First NLC and the plaintiffs in the previously reported putative class actions pending in the U.S. District Court for the Northern District of California alleging violations of the Fair Labor Standards Act and violations of California wage and hour laws reached an agreement in June 2007 resolving all disputes (Stanfield, et al. v. First NLC Financial Services, LLC, Case No. C 06-3892 SBA; Sparrow-Milrot, et al. v. First NLC Financial Services, LLC, Case No. SA CV 07-0119 AHS RCX). First NLC has agreed to pay $14 million in exchange for a full release of asserted claims against it. In September 2007, the court granted preliminary approval of the settlement. The final approval hearing is scheduled for December 18, 2007; final approval is subject to the independent judgment of the federal district court.

Item 1A.	Risk Factors

As of September 30, 2007, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s share repurchases during the third quarter 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2007	—	—	—	—
August 1 to August 31, 2007	10,589,000	$4.61	10,589,000	39,411,000
September 1 to September 30, 2007	4,807,900	$4.66	4,807,900	34,603,100

Total	15,396,900	$4.63	15,396,900	34,603,100

Item	6. Exhibits

Exhibit Number	Exhibit Title

10.1	Recapitalization Agreement, dated as of July 25, 2007, by and among Friedman, Billings, Ramsey Group, Inc., FNLC Financial Services, Inc., NLC Holding Corp. and First NLC Financial Services, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007).

10.2	Loan and Security Agreement, dated July 25, 2007, by and among First NLC Financial Services, LLC, as Borrower, NLC Holding Corp., as Lender, FNLC Financial Services, Inc., as Lender, Friedman, Billings, Ramsey Group, Inc., for the Limited purpose of any fraud claims, and NLC Holding Corp., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007).

11.01	Statement regarding Computation of Per Share Earnings (see Part I, Item 1, Note 7 to the Registrant’s Consolidated Financial Statements (omitted pursuant to Item 601(a)(ii) of Regulation S-K).

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

Exhibit Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/S/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2007

By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan
Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: November 9, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	Recapitalization Agreement, dated as of July 25, 2007, by and among Friedman, Billings, Ramsey Group, Inc., FNLC Financial Services, Inc., NLC Holding Corp. and First NLC Financial Services, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007).

10.2	Loan and Security Agreement, dated July 25, 2007, by and among First NLC Financial Services, LLC, as Borrower, NLC Holding Corp., as Lender, FNLC Financial Services, Inc., as Lender, Friedman, Billings, Ramsey Group, Inc., for the Limited purpose of any fraud claims, and NLC Holding Corp., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2007).

11.01	Statement regarding Computation of Per Share Earnings (see Part I, Item 1, Note 7 to the Registrant’s Consolidated Financial Statements (omitted pursuant to Item 601(a)(ii) of Regulation S-K).

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.