Form 10-K
period 2007-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2008-02-29
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates as of June 29, 2007, based on the last sale price reported on that date on the New York Stock Exchange, which was $5.46 per share, was approximately $895 million. In determining this figure, the registrant has excluded all shares of Class A and Class B common stock beneficially owned on such date by its directors and executive officers and each person who beneficially owns 10% or more of the registrant’s outstanding voting securities. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title	Outstanding
Class A Common Stock	139,254,702 shares as of January 31, 2008
Class B Common Stock	12,616,249 shares as of January 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Friedman, Billings, Ramsey Group, Inc. Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2008)	Part II, Item 5 Part III, Items 10, 11, 12, 13, 14

CAUTIONS ABOUT FORWARD-LOOKING INFORMATION

This Form 10-K and the information incorporated by reference in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	the factors identified under the caption entitled “Risk Factors” beginning on page 21 of this Form 10-K;
•	our ability to deploy capital and grow our business through a leveraged agency mortgage-backed security, including collateralized mortgage obligations, investment strategy;

•	the overall environment for interest rates;

•	current conditions in the residential mortgage market and further adverse developments in that market;

•	prepayment speeds within the mortgage-backed securities market;

•	potential risk attributable to our mortgage-related or merchant banking investment portfolios, including changes in fair value;

•	our use of leverage through and dependence on repurchase agreements and other short-term borrowings related to our mortgage investing activities;

•	changes in our mortgage investing strategy, hedging strategy, use of leverage, asset allocation and operational policies without shareholder consent;

•	the demand for public offerings of equity and debt securities;

•	activity in the secondary securities markets;

•	deterioration in the business environment in the specific sectors of the economy in which we focus or a decline in the market for securities of companies within these sectors;

•	competition among financial services firms and/or mortgage banking companies for business and personnel;

•	the high degree of risk associated with venture capital investments;

•	mutual fund and 401(k) pension plan inflows or outflows in the securities markets;

•	volatility of the securities markets;

•	available technologies;

•	malfunctioning or failure in our operations and infrastructure;

•	the effect of government regulation and of general economic conditions on our own business and on the business in the industry areas on which we focus our investment banking activities;

•	fluctuating quarterly operating results;

•	the availability of capital to us;

•	our ability to retain our key professionals;

•	risk from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to maintain effective internal controls;

•	changes in laws and regulations and industry practices that may adversely affect our businesses; and

•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (1940 Act or Investment Company Act).

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

ITEM 1. BUSINESS

Our Company

We are a real estate investment trust (REIT), that, through our taxable REIT subsidiaries, operates investment banking, institutional brokerage, asset management and merchant banking businesses. At the parent REIT level, we invest as a principal on a leveraged basis in residential mortgage-backed securities (MBS), including collateralized mortgage obligations (CMOs), either issued by a U.S. Government agency, or guaranteed as to principal and interest by U.S. Government agencies or U.S. Government-sponsored entities. We refer to these securities as “agency-backed MBS” in this annual report on Form 10-K. We have historically invested as a principal in agency-backed MBS, and have also invested as a principal in both AAA-rated MBS issued by private organizations (private-label MBS) and net interest margin securities. As of December 31, 2007, we are no longer deploying capital into AAA-rated private-label MBS or net interest margin securities, although we continue to retain these assets in our portfolio. We also make merchant banking investments with our own capital. In addition, we have also historically originated non-conforming, including non-prime, residential mortgage loans through First NLC Financial Service, LLC (First NLC), one of our taxable REIT subsidiaries. Because of the continued deterioration of the non-prime mortgage market, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of its assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division.

As of December 31, 2007, we beneficially owned approximately 52% of the outstanding shares of common stock of FBR Capital Markets Corporation (FBR Capital Markets), one of our taxable REIT subsidiaries, which is a publicly traded holding company (NASDAQ: FBCM) for our capital markets (investment banking, institutional brokerage), asset management and merchant banking businesses. We formed FBR Capital Markets in June 2006. On July 20, 2006, FBR Capital Markets completed a private offering of common stock to institutional investors and a concurrent private placement to two affiliates of Crestview Partners (Crestview), a New York-based private equity firm. These transactions, which we collectively refer to as the 2006 private offering, resulted in the sale of 18,000,000 shares of FBR Capital Markets common stock. In connection with the 2006 private offering, we contributed to FBR Capital Markets our investment banking, institutional brokerage and research and asset management businesses, including the subsidiaries Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM) and FBR Fund Advisors, Inc. (FBR Fund Advisors). In June 2007, FBR Capital Markets completed an initial public offering of common stock in which selling shareholders, including us, sold an aggregate of 12,960,950 shares of FBR Capital Markets Common Stock.

At December 31, 2007, we had $372 million of net operating loss carry-forwards and $268 million of capital loss carry-forwards at the parent company REIT. The capital loss carry-forwards will expire in 2011 and the net operating loss carry-forward will expire in 2027 (see Note 9 to our consolidated financial statements).

Our investment banking, institutional brokerage and research, and asset management businesses are conducted through taxable REIT subsidiaries and pay income tax on their earnings at statutory corporate income tax rates. Our mortgage-related investment and other investment businesses are conducted at the parent REIT level, generating and distributing their earnings as dividends to shareholders before taxes. This structure provides shareholders a security that can pay a dividend at the parent REIT level and, at the taxable REIT subsidiary level, offers the possibility for growth through the ability to retain and reinvest after-tax earnings. On December 21, 2007, we announced that our Board of Directors had decided not to pay a cash dividend to our shareholders for the fourth quarter of 2007, concluding at that time that the repurchase of our Class A common stock represented a better use of our financial resources than the payment of cash dividends. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future.

We are a Virginia corporation and our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia, 22209.

Recent Developments

Because of the continued deterioration of the non-prime mortgage market, on January 18, 2008, First NLC, our non-conforming residential mortgage loan origination subsidiary, filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. In connection with the liquidation, we also announced that we would not close the previously disclosed recapitalization of First NLC. We do not expect to recover our remaining $12 million investment in First NLC.

Available Information

You may read and copy the definitive proxy materials and any other reports, statements or other information that we file with the United States Securities and Exchange Commission (SEC or Commission) at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. You may call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from commercial document retrieval services and at the Internet worldwide web site maintained by the SEC at http://www.sec.gov. These SEC filings may also be inspected at the offices of the New York Stock Exchange (NYSE), which is located at 20 Broad Street, New York, New York 10005.

Our Internet web site address is http://www.fbr.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as the annual report to shareholders and Section 16 reports on Forms 3, 4 and 5 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Articles of Incorporation, Bylaws, Statement of Business Principles (our code of ethics), Corporate Governance Guidelines, and the charters of our Audit, Compensation, Nominating and Governance and Risk Policy and Compliance Committees are available on our Internet web site and are available in print, without charge, to any shareholder upon written request in writing c/o our Secretary at 1001 Nineteenth Street North, Arlington, Virginia 22209. Information on our web site should not be deemed to be a part of this report or incorporated into any other filings we make with the SEC.

Employees

As of December 31, 2007, we had 1,025 employees, of which 243 were employed at our First NLC subsidiary. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

Financial Information by Segment

We have historically operated in four business segments: principal investing, capital markets (which includes investment banking and institutional brokerage (sales and trading and research) operations, asset management and non-conforming residential mortgage loan origination. In connection with the voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code filed by First NLC on January 18, 2008, we will deconsolidate First NLC for financial reporting purposes and use the cost method to account for our investment in First NLC beginning in the first quarter of 2008.

Financial information concerning our company as of December 31, 2007 and 2006 and for the fiscal years ended December 31, 2007, 2006 and 2005, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto for in Part II, Item 8, of this report on Form 10-K. Information with respect to our operations by business segment is set forth in under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this report on Form 10-K and in Note 18 to our consolidated financial statements in Part II, Item 8, of this report on Form 10-K.

Principal Investing Business

As of December 31, 2007, the majority of our principal investing activity consists of investing in agency-backed MBS and other mortgage assets, including CMOs, on a leveraged basis. We also invest in merchant banking opportunities, including investments in equity securities, mezzanine debt and senior loans. Some of our principal investments are in non-real estate related assets, subject to maintaining our qualification as a REIT. In 2005, we began to implement a broader strategy to expand the types of mortgage investments held in our REIT portfolio, including non-conforming residential mortgage loans, but in 2007 we returned to a mortgage investing strategy focused on agency-backed MBS (i.e., mortgages that meet the conforming loan underwriting standards of Fannie Mae, Freddie Mac and Ginnie Mae). See “—Mortgage Investing” below.

We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. We continue to believe that the mortgage sector offers attractive risk-adjusted returns. We continuously evaluate investment opportunities against the returns available in each of our investment alternatives and attempt to allocate our assets and capital with an emphasis toward what we believe to be the highest risk-adjusted return available, consistent with retaining our REIT status. This strategy will cause us to have different allocations of capital in different environments.

Mortgage Investing

Our MBS Portfolio

In the fourth quarter of 2007, we deployed cash into our core business of investing in agency-backed MBS, including agency CMOs. Our investments in MBS, including agency CMOs, averaged $1.1 billion with a one-month CPR of 3.9, and an ending net premium of $1.0 million as of December 31, 2007. The net yield on our MBS for the fourth quarter of 2007 was 5.83% with a corresponding cost of funds of 4.88%. With current spreads exceeding 175 basis points on a substantially hedged basis for certain segments of the agency-backed MBS market, we intend to continue to deploy cash and redeploy additional liquidity created from the disposition of any remaining non-agency assets into the core business.

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

We manage our portfolio of mortgage investments to provide a high risk-adjusted return on capital. Our principal investment strategy is to invest predominantly in adjustable-rate, agency-backed MBS of varying initial fixed periods and to finance these investments with short-term borrowings (generally 30 to 90 days). From time to time, we may invest in fixed-rate, agency-backed MBS financed with short-term borrowings. Although the coupon on adjustable-rate MBS will change over time, there are aspects of the security that result in the coupon being fixed for a period of time or the change in the coupon being limited. A significant portion of the adjustable-rate MBS we will purchase will be backed by mortgages that have fixed coupons for three to five years before adjusting annually thereafter (these types of securities are referred to as hybrid adjustable rate MBS). The initial fixed period results in the MBS having a longer duration than the short-term borrowings financing these investments. In addition, adjustable-rate mortgage loans typically have caps and floors that limit the maximum amount by which the mortgage coupon may be increased or decreased at periodic intervals or over the life of the security. To the extent that interest rates rise faster than mortgage rates are allowed to increase based on the interest rate caps, the change in the mortgage coupon may not fully offset increases in our funding costs. Because of the interest rate risk inherent in our investment strategy, we generally limit the leverage (debt-to-equity ratio) of our agency-backed MBS portfolio to not greater than 12:1, although, from time to time leverage may increase or decrease due to changes in the value of the underlying portfolio investments and the timing and amount of re-investments. As of December 31, 2007, the leverage ratio of our agency-backed MBS portfolio was             .

The following table summarizes, as of December 31, 2007, our portfolio of MBS (including principal receivable) by issuer (dollars in thousands).

	Face Amount	Fair Value
Agency-backed:
Fannie Mae	$101	$101
Freddie Mac	1,492,064	1,493,615

Total	1,492,165	1,493,716
Private-label(1)	300,297	297,764

Total	$1,792,462	$1,791,480

(1)	As of December 31, 2007, approximately 96% of the private-label MBS held in our portfolio were rated “AAA” by Standard & Poor’s.

Our agency-backed MBS portfolio consists of pass-through certificates backed by pools of mortgage loans guaranteed as to principal and interest by Fannie Mae, Freddie Mac and Ginnie Mae. For a detailed discussion regarding the interest rate sensitivity of our MBS portfolio and how we manage interest rate risk, see “—Our Hedging & Interest Rate Risk Management” below.

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

We also invest in agency-backed collateralized mortgage obligations, or CMOs, which are debt obligations issued by special purpose entities that are secured by mortgage loans or mortgage-backed certificates issued by government and government-related guarantors, including, Ginnie Mae, Fannie Mae and Freddie Mae, together with certain funds and other collateral. Payments of principal and interest on underlying collateral provide the funds to pay debt service on the CMO.

In a CMO, a series of bonds or certificates is issued in multiple classes. Each class of CMOs, often referred to as a “tranche,” is issued at a specific coupon rate (which, as discussed below, may be an adjustable rate subject to a cap) and has a stated maturity or final distribution date. Principal prepayments on collateral underlying a CMO may cause it to be retired substantially earlier than the stated maturity or final distribution date. Interest is paid or accrues on all classes of a CMO on a monthly, quarterly or semi-annual basis. The principal and interest on underlying mortgages may be allocated among the several classes of a series of a CMO in many ways. In a common structure, payments of principal, including any principal prepayments, on the underlying mortgages are applied to the classes of the series of a CMO in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class of a CMO until all other classes having an earlier stated maturity or final distribution date have been paid in full.

We acquire agency CMO floaters. One or more tranches of a CMO may have coupon rates that reset periodically at a specified increment over an index such as LIBOR. These adjustable-rate tranches are sometimes known as CMO floaters and may be collateralized by fixed or adjustable-rate mortgages.

There are two main categories of indices for floaters: (1) those based on U.S. Treasury securities, and (2) those derived from calculated measures such as a cost of funds index or a moving average of mortgage rates. Commonly utilized indices include the one-year Treasury note rate, the three-month Treasury bill rate, the six-month Treasury bill rate, rates on long-term Treasury securities, the 11th District Federal Home Loan Bank Costs of Funds Index, the National Median Cost of Funds Index, one-month or three-month LIBOR, the prime rate of a specific bank, or commercial paper rates. Some indices, such as the one-year Treasury rate, closely mirror changes in market interest rate levels. Others, such as the 11th District Home Loan Bank Cost of Funds Index, tend to lag changes in market interest rate levels. We seek to diversify our investments in floaters among a variety of indices and reset periods so that we are not at any one time unduly exposed to the risk of interest rate fluctuations. In selecting floaters for investment, we will also consider the liquidity of the market for the different mortgage-backed securities

As of December 31, 2007, we held approximately $300.3 million (face amount) of private-label MBS having an estimated fair value of approximately $297.8 million. Private-label MBS are MBS that are not issued by a U.S. Government agency or a U.S. Government-sponsored entity, such as Fannie Mae, Freddie Mac or Ginnie Mae and that are backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. While agency-backed MBS are backed by the express obligation or guarantee of Fannie Mae, Freddie Mae, or Ginnie Mae as described above, private-label MBS are generally covered by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-collateralization and subordination. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated MBS to allocate losses on the underlying mortgage loans. Typically, one or more classes of senior MBS are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more subordinated MBS that bear losses on the underlying mortgage loans prior to the classes of senior MBS. As of December 31, 2007, approximately 96% of the private-label MBS held in our portfolio were rated “AAA” by Standard & Poor’s.

Our Use of Leverage

We may reduce the amount of equity capital we have invested in agency-backed MBS or other mortgage assets, including agency CMOs, by funding a portion of those investments with repurchase agreements, commercial paper, to the extent commercial paper is available on favorable terms or at all, or other borrowing arrangements. To the extent that revenue derived from those assets exceeds our interest expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from our MBS and other mortgage assets does not sufficiently cover the interest expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds. Current conditions in the credit markets may make it impracticable for us to obtain short-term commercial paper financing for our agency-backed MBS portfolio, including agency CMOs.

We borrow funds to invest in residential mortgage assets by entering into repurchase agreements or, in the case of MBS, issuing commercial paper. Under repurchase agreements, assets are sold to a third party with the commitment to repurchase the same assets at a fixed price on an agreed future date. The repurchase price reflects the purchase price plus an agreed upon market rate of interest. These repurchase agreements are accounted for as debt, secured by the underlying assets. In August 2003, we formed Georgetown Funding, LLC (Georgetown Funding), which is a special purpose Delaware limited liability company organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program and all of Georgetown Funding’s transactions are conducted with FBR. Through our administration agreement and repurchase agreements, we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The commercial paper notes issued by Georgetown Funding are collateralized by the MBS we own and are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Through our master repurchase agreement with Georgetown Funding, we have capacity to finance up to $12 billion of MBS; however, current conditions in the credit markets may make it impracticable for us to obtain short-term commercial paper financing for our agency-backed MBS portfolio including agency CMOs.

Our Hedging and Interest Rate Risk Management

To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management program intended to protect our portfolio of agency-backed MBS and mortgage-related investments against the effects of major interest rate changes. Generally, our interest rate risk management program is formulated with the intent to ameliorate the potential adverse effects resulting from differences in the amount and timing of rate adjustment to our assets versus those affecting our corresponding liability. Our agency-backed MBS hedging strategy includes an element of reliance on coupon repricing of assets in addition to hedging our liability cost.

Additionally, our interest rate risk management program may encompass from time to time a number of procedures, including the following:

•

structuring some borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate agency-backed MBS and other mortgage assets; and

•

structuring some borrowing agreements relating to adjustable-rate agency-backed MBS and other mortgage assets to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year).

We adjust the average maturity adjustment periods of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, we attempt to minimize the differences between the interest rate adjustment periods of our agency-backed MBS and other mortgage assets and related borrowings that may occur.

We purchase from time-to-time interest rate swaps, interest rate collars, interest rate caps or floors, and similar financial instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the yield on our assets during a period of rising interest rates or to mitigate prepayment risk. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. Certain of our interest rate management activities qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (SFAS 133). We report the derivative financial instruments and any related margin accounts on our consolidated balance sheets at their fair value. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions and the need to maintain our status as a REIT. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that the cost of hedging exceeds the level of risk that management believes is present.

We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potential environments. Our interest rate risk management strategies also provide support for our leverage strategies. In determining our target leverage, we monitor, among other things, our “duration.” This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our agency-backed MBS and other mortgage assets and liabilities. See additional discussion of interest rate risk relative to our leveraged portfolio of agency-backed MBS and other mortgage assets included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Prepayment Risk Management

We seek to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, investing in fixed-rate agency-backed MBS and other mortgage assets, investing in certain mortgage structures which have prepayment protections and balancing assets purchased at a premium with assets purchased at a discount. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

Merchant Banking

Our merchant banking investment strategy has been to invest in companies that compete in industries where we have investment expertise and a contextual understanding of industry dynamics. We rely on the investment banking group of Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), which is the principal operating subsidiary of FBR Capital Markets, to provide us with potential investment opportunities. Our merchant banking investment decisions are primarily based on a fundamental value-oriented approach. Almost all of our investments are in companies that are also investment banking clients of our affiliate. We are long-term investors but do not seek to control the companies in which we invest. In most cases, we intend to hold our merchant banking investments for greater than six months. Because of our broker-dealer affiliation, many of our investments in companies that are our investment banking clients are subject to lock-up restrictions which limit our ability to sell securities for a period of time.

Subject to maintaining our qualification as a REIT, we invest from time to time in equity securities that may or may not be related to the real estate business. We follow a fundamental value-oriented investment approach and focus on the intrinsic value of the underlying business. We also consider factors such as: strength of management; liquidity of the investment; and prices of similar or comparable securities and/or companies.

Upon completion of FBR Capital Markets’ private offering in July 2006, FBR Capital Markets began evaluating merchant banking investments along with us in potential or existing investment banking clients. FBR Capital Markets and our company allocate each merchant banking investment opportunity 50% to FBR Capital Markets and 50% to our company, subject to the approval of each of our investment committees. In addition, allocations are subject, in our case, to the maintenance of our REIT qualification, and, in the case of both FBR Capital Markets and our company, the maintenance of our respective exemptions from the registration requirements of the Investment Company Act of 1940, as amended. Subject to maintaining its exemption from the registration requirements of the Investment Company Act of 1940, FBR Capital Markets expects in the near term to invest a material portion of its excess liquid capital in residential mortgage-backed securities through a mortgage investing strategy similar to our mortgage investing strategy.

As of December 31, 2007, we had invested in equity securities of various publicly-traded and privately-held companies having an estimated fair value of $113.8 million. See, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Investing—Merchant Banking” below.

Although our merchant banking investments have focused primarily on equities, we evaluate and from time to time and may invest in short to medium-term mezzanine and senior loans that may have a higher risk credit profile and yield higher returns than the typical senior loan made by a commercial bank or other traditional lending institution. In addition to the above considerations for an equity investment, we also consider the structural characteristics of mezzanine or senior loan investments. These loans may or may not be secured; may or may not be subordinated; have a variety of repayment structures and sources; and typically compensate for the higher risk profile through higher interest rates rather than equity features.

We evaluate our merchant banking portfolio to recognize as “other than temporary impairments” the amounts by which the fair value of certain of our merchant banking investments were below their respective cost bases. In 2007, we recognized a $32.4 million non-cash write-down of equity positions, the majority of which involve companies doing business in the sub-prime mortgage sector.

Capital Markets Business

Our capital markets business is conducted by our investment banking and institutional brokerage (sales and trading and research) professionals through FBR & Co. and FBRIL, our broker-dealer subsidiaries. These professionals provide investment banking services, including capital raising and financial advisory services, and institutional brokerage services including sales and trading and research services, to our institutional clients across our core industry sectors. We believe the capital markets transactions sourced by our investment banking professional create the types of investment opportunities that our institutional brokerage clients seek, while our institutional brokerage clients provide demand for our investment banking clients’ securities issues, thus helping to provide these corporate issuers with the ability to meet their corporate financing needs.

Our investment banking professionals, backed by their industry knowledge and our strong distribution platform, seek to establish and maintain relationships with our corporate clients and to provide them with capital raising and financial advisory services. We provide capital raising services in industry specific investment banking teams that operate across the following core industry sectors: consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology, media, and telecommunications (TMT), and these teams work closely with our M&A investment banking group in connection with the delivery of financial advisory services. We also have a financial sponsors investment banking group that works closely with our industry-focused investment banking teams to deliver a full array of investment banking products and solutions to the private equity community and their portfolio companies. During 2007, we continued to strengthen our business by adding coverage of new industry sectors in institutional brokerage and enhancing our products and services in investment banking.

As an investment bank with a merchant banking capability, we are involved with companies early in their formation in order to establish relationships that will provide us with ongoing revenues as these companies’ corporate finance and financial advisory needs grow. We seek to provide our corporate clients with the financing and advisory services that they will need at all stages of their corporate lifecycle.

We have developed a strong market presence, primarily in a lead-managing role, as a leading underwriter of equity securities in the United States. We maintain dominant market share in private institutional equity offerings pursuant to Rule 144A under the Securities Act, which we believe is a function of our institutional distribution capability and our experienced, client-focused investment bankers. During 2007, we were the lead or sole book-running manager of 25 equity offerings and co-managed 23 other equity offerings, raising proceeds of approximately $11.6 billion.

We base our decision to underwrite an offering of a client’s securities on company and industry fundamentals, management’s track record, historical financial results, financial projections and other factors, all backed by extensive due diligence. We offer a wide range of financial products designed to serve the needs of our investment banking clients, including private institutional equity offerings pursuant to Rule 144A under the Securities Act, initial public offerings, follow-on and secondary equity offerings, equity-linked offerings, public and private preferred equity, and convertible debt and debt offerings.

In the first quarter of 2007, we significantly expanded our M&A advisory capability, adding a 26-person banking team with substantial experience serving middle market companies in consumer products, energy, healthcare, business services and diversified industrials. This acquisition offers our investment banking clients a more complete array of banking services, enhances our resources and advisory expertise and strengthens our middle market investment banking presence. Our financial advisory practice builds on our capital markets expertise and focuses on helping our investment banking clients to assess strategic alternatives, including advice on M&A, mutual conversions, financial restructuring, and strategic partnering transactions. In addition, we provide valuation advice, fairness opinions, market comparable valuation analysis and other corporate finance advice, including advice with respect to dividend policies and evaluations of stock repurchase programs. In 2007, we advised on 40 strategic advisory transactions representing $4.4 billion in aggregate transaction value.

Through our institutional brokerage professionals, we provide research and institutional sales and trading services to equity and high-yield investors in North America, Europe, Australia and elsewhere. We execute securities transactions for institutional investors such as mutual funds, insurance companies, hedge funds, banks, money managers and pension and profit-sharing plans.

We believe our institutional brokerage professionals are distinguished by their in-depth understanding of the companies and industries in which we focus. Our traders and salespeople are required to develop detailed knowledge and relationships and provide trade execution and sales and trading services to a diverse institutional client base of more than 700 institutional investor accounts as of December 31, 2007. Many of our institutional clients have been long-standing investors in transactions that our investment banking teams have brought to the capital markets and have continued a close relationship with us as they have grown in size and assets under management.

Our sales professionals work closely with our research analysts and our trading desk to provide the most up-to-date information to our institutional clients. Our sales, trading and research professionals work together to maintain regular contact with the specialized portfolio managers and buy-side analysts of each institutional client. Our trading professionals facilitate trading in equity and high-yield securities. We make markets in Nasdaq and other securities, we trade listed securities, and we service the trading desks of major institutions in the United States, Europe and elsewhere.

We understand the importance of research and the role quality research plays in the institutional brokerage process, particularly for accounts that do not maintain a large in-house research team. As of December 31, 2007, our research analysts performed independent research on over 500 companies to help our clients understand the dynamics that drive the sectors and companies they cover. We seek to differentiate ourselves through originality of perspective, depth of insight and our ability to uncover industry trends. We believe our unique viewpoint has helped us develop relationships with investor clients in both our primary distribution and secondary trading businesses.

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

Asset Management Business

FBRIM and FBR Fund Advisers, our SEC registered investment advisers, offer our clients three main services: mutual funds, alternative asset management and private wealth advisory. We are focused on expanding our asset management business and strive, where appropriate, to utilize our intellectual capital, relationships and other resources, to achieve this goal. As of December 31, 2007, we had $2.5 billion in assets under management.

At December 31, 2007, we managed client assets in excess of $2.0 billion through our core equity and specialty mutual fund product lines. Our core equity funds, the FBR Pegasus Fund™, FBR Pegasus Mid Cap Fund™ and the FBR Pegasus Small Cap Fund™, provide investors with access to institutional quality exposure to the large, mid-and small-cap segments of the capital markets respectively. Our specialty funds, the FBR Large Cap Financial, FBR Small Cap Financial, FBR Large Cap Technology, FBR Small Cap Technology, FBR Gas Utility Index, and the FBR Focus Fund, allow investors to add targeted exposure to growth opportunities in specific industry sectors. We also manage a money-market fund, the FBR Funds for Government Investors.

Regardless of market capitalization and industry sector, through strict attention to relative valuation and careful security selection, all of our actively managed mutual funds strive to participate in rising markets and more importantly, preserve capital in down markets.

Through FBRIM, our alternative asset management group currently manages hedge funds, including funds of funds, as well as private equity and venture capital funds. We seek to expand our presence in this area by using our industry knowledge to identify alternative asset strategies and managers, within our company and externally. We also intend to invest our own capital in certain of these strategies. By doing so, we believe we can grow our alternative asset management business. FBRIM has dedicated sales, compliance, investor relations and accounting personnel for its alternative asset management platform in addition to the supervisory and risk management personnel provided by us.

We provide comprehensive private wealth management services to high net worth individuals, families and foundations through FBRIM’s Private Wealth group. Our professionals have accounting, legal, compliance, private banking and institutional investment management experience which we use to provide investors with customized financial solutions and access to select third party investment strategies. Brokerage products and services are provided to Private Wealth group clients through FBR & Co. and FBRIL.

The professionals in the Private Wealth group respond with specialized skills to the specific wealth management needs of each client. Addressing liquidity and financial planning issues for holders of substantial ownership interests in privately-held and public companies is an important area of specialization. Private wealth client services include: strategic, risk-managed asset allocation and implementation; access to select third party investment expertise and strategies; portfolio liquidity and income management; restricted and 144A stock sales; concentrated equity and option monetization; wealth transfer oversight; global investment performance and wealth accumulation reporting.

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

We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. The ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions and spreads. We believe that this trend toward alternative trading systems will continue. In addition, the trend, particularly in the equity underwriting business, toward increased focus by many larger investment banking companies on institutional equity offerings pursuant to Rule 144A, multiple book runners and co-managers has increased the competitive pressure in the investment banking industry, and may lead to lower average transaction fees. We may experience competitive pressures in these and other areas in the future as some of our competitors seek to increase market share by reducing prices.

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

In acquiring agency backed MBS and other mortgage assets, we compete with specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies, broker-dealers, mortgage REITs and other entities. Many of our mortgage competitors are significantly larger than us, have access to greater capital and other resources and may have other advantages over us. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and other mortgage REITS with similar strategies may be organized in the future, including mortgage REITs sponsored by FBR Capital Markets or its affiliates. The effect of the existence of additional REITs may be to increase competition for the available supply of mortgage-related assets, including MBS, suitable for purchase.

For a further discussion of the competitive factors affecting our business, see “Risk Factors” in Part I, Item 1A of this report on Form 10-K.

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

We are subject to regulation by several federal agencies. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit (margin) transactions involving broker-dealers and certain other institutions in the United States. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations (SROs), principally the Financial Industry Regulatory Authority (FINRA), which was formed in July 2007 through the consolidation of the National Association of Securities Dealers, Inc. (NASD) and the member regulation, enforcement and arbitration functions of the NYSE, and the national securities exchanges. These organizations, which are subject to oversight by the SEC, govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers. While FBR & Co. and our other broker-dealer subsidiaries are not members of the New York Stock Exchange (“NYSE”), our business is impacted by the NYSE’s rules.

Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. FBR & Co. is registered as a broker-dealer with the SEC and in all 50 states, Puerto Rico and the District of Columbia, and is a member of, and subject to regulation by FINRA and the Municipal Securities Rulemaking Board. FBR Investment Services, Inc., (FBRIS) is one of our SEC-registered broker-dealers and is registered in all 50 states, Puerto Rico and the District of Columbia. FBRIS is a member of FINRA.

We and our operating subsidiaries are also subject to the USA PATRIOT Act (PATRIOT Act), which requires financial institutions to adopt and implement policies and procedures designed to prevent and detect money laundering. FBR and its subsidiaries have adopted a comprehensive anti-money laundering compliance program that we believe is in compliance with the PATRIOT Act.

Regulation of FBR Capital Markets’ and Our Broker-Dealer Subsidiaries

Our capital markets business, as well as the financial services industry generally, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. FBR Capital Markets’ and our broker-dealer subsidiaries, FBR & Co. and FBRIS, are registered as broker-dealers with the SEC and FINRA and in all 50 states, Puerto Rico and the District of Columbia. Accordingly, each of FBR & Co. and FBRIS is subject to regulation and oversight by the SEC and FINRA, an SRO which is itself subject to oversight by the SEC and which adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including FBR & Co. and FBRIS. State securities regulators also have regulatory or oversight authority over FBR & Co. and FBRIS. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

In general, broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, FBR & Co. and FBRIS are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity) must consent to group-wide supervision and examination by the SEC. If we elect to become subject to the SEC’s group-wide supervision rules, we will be required to report to the SEC computations of our capital adequacy. We have not elected to become subject to the SEC’s group-wide supervision rules. Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our affiliated broker-dealers, which in turn could limit our ability to pay dividends, repay debt and redeem or repurchase shares of our outstanding capital stock. We believe that at all times FBR & Co. and FBRIS have been in compliance in all material respects with the applicable minimum net capital rules of the SEC and FINRA.

A failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in a broker- dealer’s net capital below certain early warning levels, even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer and to us.

FBR & Co. and FBRIS are also subject to risk assessment rules imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain material associated persons (as defined in the SEC’s risk assessment rules) of the broker-dealers and the activities conducted by such material associated persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the SEC’s risk assessment rules, the SEC could seek authority over our unregulated subsidiaries either directly or through its existing authority over our regulated subsidiaries.

The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the NASD (now FINRA) adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. In 2004, the SEC proposed amendments to Regulation M that would further affect the manner in which securities are distributed and allocated in registered public offerings, and the NYSE and the NASD (now FINRA) have proposed similar rulemaking in this area. We cannot fully predict the practical effect that such restrictions or measures will have on our business, and the SEC, the NYSE and FINRA may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.

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

FBR Capital Markets’ and our broker-dealer subsidiaries are also subject to regulation by various foreign governments and regulatory bodies. FBR & Co. and FBRIS are registered with and subject to regulation by the Ontario Securities Commission in Canada. FBRIL, a United Kingdom brokerage subsidiary of FBR Capital Markets, is subject to regulation by the Financial Services Authority in the United Kingdom pursuant to the United Kingdom Financial Services and Markets Act of 2000 (as amended). Foreign regulation may govern all aspects of the investment business, including regulatory capital, sales and trading practices, conflicts of interest, research, use and safekeeping of customer funds and securities, recordkeeping, margin practices and procedures, registration standards for individuals, periodic reporting and settlement procedures.

Many of the investment services that are subject to authorization and regulation by the FSA under the Financial Services and Markets Act of 2000 (as amended) are also subject to certain European Union (EU) directives covering, among other things, the organizational requirements and operating conditions for investment firms including customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the EU and are broadly comparable in scope and purpose to the customer protection requirements imposed under SEC rules. Where such investment services fall outside the scope of these EU directives local regulation in each jurisdiction, including those in which we operate, may still apply and in some cases may be more restrictive than the requirements of such directives.

The EU Markets in Financial Instruments Directive (MiFID), a major piece of legislation that updates and expands the current framework for regulating exchanges, multilateral trading facilities and investment firms on a pan-European basis, was implemented in the U.K. and most other EU member states on November 1, 2007. MiFID facilitates cross-border business by investment firms by generally establishing the regulatory regime of the member state in which an investment firm has its registered or head office as controlling the investment business of that firm. Once a MiFID investment firm has been authorized by its home member state, it will be able to use the MiFID passport to provide services to clients in other EU member states either on a cross-border basis or by establishing a branch in another member state, activities which will be regulated by the home member state (whereas previously a service was regulated by the EU member state in which the service was provided). MiFID imposes a new set of organizational requirements and conduct of business requirements on investment firms. Ongoing efforts by EU member countries to adopt national laws and regulations under MiFID could subject us to new regulatory requirements in 2008.

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

Regulation of FBR Capital Markets’ and Our Asset Management Subsidiaries

Three of our asset management subsidiaries, FBRIM and FBRFA (which are also subsidiaries of FBR Capital Markets) and Money Management Advisors, Inc. (MMA), are registered as investment advisers with the SEC. As investment advisers registered with the SEC, they are subject to the requirements of the Investment Advisers Act of 1940 (Advisers Act) and the SEC’s regulations thereunder. These requirements relate to, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. They may also be subject to certain state securities laws and regulations. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws. In addition, two of our asset management subsidiaries, FBRFA, which is also a subsidiary of FBR Capital Markets and Money Management Advisors, Inc., and the mutual funds they manage, are subject to the requirements of the Investment Company Act and the SEC’s regulations thereunder.

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

Regulation of Our Historical Non-Conforming Residential Mortgage Loan Business

Our business (through our subsidiary First NLC and its affiliated entities) historically included the origination, acquisition, pooling, securitization and sale of non-conforming residential mortgage loans. Consequently, we were subject to additional federal and state laws in this area of operation, including laws relating to lending, consumer protection, privacy and unfair trade practices, and any past failure to comply with these regulations could expose us to liability and/or reputational damage.

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

The following discussion concerns some of the risks associated with our business. These risks are interrelated, and you should treat them as a whole. Additional risks and uncertainties not presently known to us, may also materially and adversely affect the value of our common stock and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in Part I, Item 1A, of this report on Form 10-K and elsewhere, you should carefully review the section entitled “Cautions About Forward-Looking Information.”

Risks Related to Adverse Market Conditions

In general, changes in market conditions could adversely and materially affect our businesses and the value of our common stock could be negatively impacted.

Risk is an inherent part of our business. Our businesses are materially affected by conditions in the financial markets and economic conditions generally around the world. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, liquid markets with active investors, low inflation, high business and consumer confidence and strong business earnings. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the global financial markets. In addition, economic or political pressures in a country or region may cause local market disruptions and currency devaluations, which may also affect markets generally. In the event of changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our businesses could be adversely affected in many ways.

Our cash flows may decline as a result of adverse market conditions.

Recently, the residential real estate market in the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations, and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally, which has negatively impacted our revenues. These factors have continued into the beginning of fiscal 2008 and, combined with rising oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. These factors could continue beyond fiscal 2008. Continued or further credit market dislocations or sustained market downturns may reduce cash flows from our clients and adversely affect the value of our common stock. Our revenues from our capital markets business and asset management businesses have been impacted by adverse market conditions and may continue to be impacted in the future. Revenues from our capital markets business are directly related to the number and size of the transactions in which we participate and therefore were adversely affected in the latter half of 2007 by the mortgage and credit market dislocations, and may be further impacted by continued or further credit market dislocations or sustained market downturns. Our results of operations could continue to be impacted in 2008 and beyond as a result of these market factors. Sustained market downturns or continued or further credit market dislocations and liquidity issues would also likely lead to a decline in the volume of capital market transactions that we execute for our institutional brokerage clients and, therefore, to a decline in the revenues we receive from commissions and spreads earned from the trades we execute for our clients. In addition, because the fees that we charge for managing our clients’ portfolios are in many cases based on the value of those portfolios, a market downturn that reduces the value of our clients’ portfolios would reduce the revenues we receive from our asset management business. Heightened risk aversion among investors may cause them to shift their trading activity to higher quality and more liquid products, which are generally somewhat less profitable for us.

Continued adverse developments in the residential mortgage market may adversely affect the value of our portfolio agency-backed MBS and agency CMOs and our ability to finance or sell the securities that we acquire.

Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changes in economic conditions that may adversely affect the performance and market value of our agency-backed MBS and agency CMOs. Securities backed by residential mortgage loans originated in 2006 and 2007 have had a higher and earlier than expected rate of delinquencies. Many residential MBS have been downgraded by the rating agencies during the past few months and the rating agencies may in the future provide further downgrades or downgrade additional issuances of residential MBS. As a result, the market for these securities may be adversely affected for a significant period of time.

We intend to deploy capital into our core principal investing business of investing in agency-backed MBS agency CMOs. Fannie Mae, Freddie Mac or Ginnie Mae guarantee the payments on the agency-backed MBS we acquire, including the agency-backed MBS including in our agency CMOs, even if the borrowers of the underlying mortgages default on their payments. However, rising delinquencies could negatively affect the value of our agency-backed MBS and our agency CMOs or create market uncertainty about their true value. We rely on our agency-backed MBS and agency CMOs as collateral for our short-term financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with the terms of any financing arrangements already in place. At the same time, market uncertainty about residential mortgages in general could depress the market for agency-backed MBS, making it more difficult for us to sell any agency-backed MBS or agency CMOs we own on favorable terms, or at all. If market conditions result in a decline in available purchasers of agency-backed MBS or the value of our agency-backed MBS and agency CMOs, our financial position and results of operations could be adversely affected.

The current weakness in the mortgage market may adversely affect some of our potential lenders, which may result in increases in our borrowing costs and reductions in the value of the securities in our portfolio of agency-backed MBS, including our agency CMOs.

The current weakness in the mortgage market may adversely affect some of our potential lenders, which we believe could render some of our lenders unable or unwilling to extend credit to us when needed. This may increase our financing costs. Partially as a result of several major market participants experiencing distress, marketability of all fixed income securities recently has been negatively impaired, including agency-backed MBS. If many of our potential lenders are unwilling or unable to provide us with financing, we may be unable to leverage our portfolio or, to the extent it may already be levered, we could be forced to sell our agency-backed MBS, including our agency CMOs, at a time when prices are depressed. The combination of a lower asset base and more stringent financing terms would likely negatively impact our taxable income and cash available for distributions to shareholders.

During 2007, dislocations in the capital markets became magnified. Since June 30, 2007, several large financial institutions reported that dislocations in the non-prime mortgage market had spread to the Alt-A mortgage market and structured finance markets. Because many asset-backed collateralized debt obligations and asset-backed commercial paper programs contain non-agency securities, all sectors of the fixed income markets and financing markets have come under stress. Several holders of these assets reported difficulty maintaining financing for mortgages and mortgage-backed securities. Some were unable to meet margin calls in connection with this financing. Much of the stress in the financial markets was focused on non-agency residential mortgages and the financing of these assets. The dislocations were pronounced in the non-prime residential MBS market. Lenders demanded higher rates and greater levels of over-collateralization to finance these assets. The agency-backed MBS market experienced some effects of these dislocations as lenders’ terms became more stringent generally. Lenders’ capacity to finance agency-backed MBS became more limited, though to a lesser degree than in the non-agency securities markets. Financing rates for agency-backed MBS remain elevated and over-collateralization rates remain higher than those generally prevailing prior to the recent market dislocations. If such conditions persist or worsen, we may experience increased borrowing costs and reductions in our liquidity and the value of our portfolio of agency-backed MBS investments, including our agency CMOs. The combination of a lower asset base and more stringent financing terms will likely negatively impact our taxable income and cash available for distributions to shareholders.

General Risks Related to our Business

We may not be able to manage our growth efficiently, which may adversely affect our results and may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our shareholders.

We have experienced growth in our business activities. Our growth has required, and our growth will continue to require, increased investment in management and professionals, personnel, financial and management systems and controls and facilities, which could cause our operating margins to decline from historical levels, especially in the absence of revenue growth. In addition, as is common in the industry, our broker-dealer subsidiaries will continue to be highly dependent on the effective and reliable operation of communications and information systems and business continuity plans. We believe that our anticipated future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate these systems. In addition, the scope of procedures for assuring compliance with applicable laws and regulations and NASD (now FINRA) rules has changed as the size and complexity of our business has changed. As we continue to grow, we will continue to implement additional formal compliance procedures to reflect our growth. Any difficulty or significant delay in the implementation or operation of existing or new systems, compliance procedures or the training of personnel could adversely affect the market price of our common stock and our ability to pay dividends.

The voting power of our principal shareholders and other executive officers, directors and nominees may result in corporate action with which you do not agree and may discourage third party acquisitions of our company and prevent our shareholders from receiving any premium above market price for their shares.

Eric F. Billings has significant influence over our operations through his ownership of our common stock, which, as of January 31, 2008, represents approximately 13.9% of the total voting power of our common stock. In addition, Mr. Billings serves as one of our directors and as our Chief Executive Officer. Mr. Billings also serves as a member of the board of directors and as Chairman and Chief Executive Officer of FBR Capital Markets. Mr. Billings and all of our other executive officers, directors and nominees, as a group, control, as of January 31, 2008, approximately 16.1% of our total voting power. The extent of the influence that Mr. Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Mr. Billings.

The trading prices of our Class A common stock may be adversely affected by factors outside of our control.

Any negative changes in the public’s perception of the prospects for companies in the REIT, the mortgage-backed securities, or the merchant banking industries, or in the investment banking, securities brokerage, asset management, or financial services industries could depress our stock price regardless of our results.

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

We will not pay a cash dividend for the fourth quarter of 2007, and we cannot assure you that we will be able to pay dividends in the future.

As a REIT, we must distribute annually at least 90% of our REIT taxable income to our shareholders, other than any net capital gain and excluding the retained earnings of our taxable REIT subsidiaries. We currently anticipate that our taxable REIT subsidiaries will retain most or all of their earnings and profits, which would make these earnings and profits unavailable for distribution to our shareholders. On December 21, 2007, we announced that our Board of Directors had decided not to pay a cash dividend to our shareholders for the fourth quarter of 2007, concluding at that time that the repurchase of our Class A common stock represented a better use of our financial resources than the payment of cash dividends. Pursuant to our variable dividend policy, our Board of Directors, in it’s sole discretion, may reinstate the payment of cash dividends when appropriate in the future, but there can be no assurances as to when it will do so, if ever.

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

Our business is highly dependent on communications and information systems, including systems provided by our clearing brokers and by and for other third parties. Any failure or interruption of our systems, the systems of our clearing brokers, or third-party trading or information systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

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

Any one of these factors could adversely affect the market price of our Class A common stock and our ability to pay dividends. See “—Risks Related to Adverse Market Conditions.”

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

We also derive a significant portion of our revenues from institutional sales and trading transactions related to the securities of companies in these sectors. Our revenues from such institutional sales and trading transactions may decline when underwriting activities in these industry sectors decline, the volume of trading on Nasdaq, the NYSE or any other securities exchange or market declines, or when industry sectors or individual companies report results below investors’ expectations.

Our financial results may fluctuate substantially from quarter to quarter, which may impair our stock price.

We have experienced, and expect to experience in the future, significant quarterly variations in our revenues and results of operations. These variations may be attributed in part to the fact that our investment banking revenues are typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases, we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. In addition, a client’s securities offering may be delayed or terminated because of adverse market conditions, failure to obtain necessary regulatory approvals or unexpected financial or other problems in the client’s business. If the parties fail to complete an offering in which we are participating as an underwriter or placement agent, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on early-stage companies in certain sectors, as the market for securities of these companies may experience significant variations in the number and size of equity offerings as well as the after-market trading volume and prices of newly issued securities. Recently, more companies initiating the process of an initial public offering are simultaneously exploring M&A exit opportunities. Our investment banking revenues would be adversely affected in the event that an initial public offering for which we are acting as an underwriter is preempted by the company’s sale if we are not engaged as a strategic advisor in such sale.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect the price of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary.”

Our failure to acquire or internally develop the infrastructure needed to offer a complete range of M&A services and other advisory services or to grow our asset management business could negatively affect the growth of our business.

Our ability to expand our M&A business depends upon expanding and enhancing the investment banking services we presently offer. We intend to incur increased costs to expand this business. Our failure to acquire or hire additional M&A professionals to offer additional M&A services or our failure to successfully integrate such M&A services into our existing business could have an adverse impact on our business. Furthermore, our failure to expand our M&A services capabilities to satisfy anticipated near-term demand in our core sectors may harm our growth prospects.

Our ability to expand our asset management business depends on a variety of factors, including but not limited to our ability to identify traditional and/or alternative asset managers and strategies, within our company and externally, and our ability to deploy capital into investments in this area. We cannot guarantee that we will be able to successfully identify alternative asset managers and strategies or invest our own capital in alternative asset managers or strategies. Our inability to expand our asset management business could harm our growth prospects and could negatively impact the value of our common stock.

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

The brokerage and investment banking industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition in some of our businesses, in particular discounts in large block trades and trading commissions and spreads. In addition, pricing and other competitive pressures in investment banking, including the trends toward increased focus by many larger investment banking companies on institutional equity offerings pursuant to Rule 144A, multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenues, even as the volume and number of investment banking transactions have started to increase. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

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

Larger and more frequent capital commitments in our trading, underwriting and merchant banking businesses increases the potential for us to incur significant losses.

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

We have devoted significant resources to develop our risk management strategies and techniques and expect to continue to do so in the future. However, our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

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

We may have potential conflicts of interest with our executive officers and employees which could result in decisions that are not in your best interests.

From time to time, our executive officers and employees may invest in private or public companies in which we, or one of our affiliates, is or could potentially be an investor or for which we carry out investment banking assignments, publish research or act as a market maker. In addition, we have in the past and will likely in the future organize businesses, such as our hedge, private equity and venture capital funds, in which our executive officers or employees may acquire minority interests or profit interests. There are risks that, as a result of such investment or profit interest, an executive officer or employee may have incentives to take actions that would conflict with our best interests. Our board of directors has adopted a code of business conduct and ethics which contains a policy with respect to conflicts of interest. We also have in place compliance procedures and practices designed to monitor the activities of our executive officers and employees, including their investing activities. While we believe that our code of business conduct and ethics and these procedures and practices will be effective; we cannot guarantee that they will prevent material adverse effects in all conflict of interest situations that might arise.

Our capital markets business is dependent on cash inflows to mutual funds and other pooled investment vehicles, which could result in our experiencing operating losses if cash flows slow, and negatively impact cash available for distribution to shareholders.

A slowdown or reversal of cash inflows to mutual funds and other pooled investment vehicles could lead to lower underwriting and brokerage revenues for us since mutual funds and other pooled investment vehicles purchase a significant portion of the securities offered in public offerings underwritten by FBR & Co. and subsequently traded in the secondary markets. Demand for new equity offerings has been driven in part by institutional investors, particularly large mutual funds and hedge funds, seeking to invest on behalf of their investors. Our brokerage business is particularly dependent on the institutional market. The public may redeem mutual funds as a result of a decline in the market generally or as a result of a decline in mutual fund net asset values. To the extent that a decline in cash inflows into mutual funds reduces demand by fund managers for initial public or secondary offerings, our business and results of operations could be materially adversely affected. Moreover, a slowdown in investment activity by mutual funds may have an adverse effect on the securities markets generally. Such environments may adversely affect the market price of our Class A common stock and our ability to pay dividends.

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

As a participant in the financial services industry, we are subject to extensive regulation under federal and state laws in the U.S. and under the laws of other countries in which we do business. We are also regulated by a number of self-regulatory organizations. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets, including FINRA. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

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

Our reputation is critical in maintaining our relationship with clients, investors, regulators and the general public and is a key focus in our risk management efforts. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Misconduct by employees could include binding us to transactions that exceed authorized limits or present unacceptable risks, or hiding from us unauthorized or unsuccessful activities, which, in either case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. As a result, we could suffer significant reputational harm for any misconduct by our employees. In addition, in certain circumstances our reputation could be damaged by activities of our clients or of hedge funds or other entities in which we invest, over which we have little or no control.

Risks Related to our Principal Investing Activities

Declines in the market values of our agency-backed MBS and agency CMOs may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A substantial portion of our assets are classified for accounting purposes either as “trading securities” or as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a decline in value may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other than temporary, such decline will reduce earnings, as will a decline in the value of our securities classified as trading securities for accounting purposes.

A decline in the market value of our agency-backed MBS and agency CMOs may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to shareholders.

The sale of our agency-backed MBS and agency CMOs may jeopardize our REIT status. To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are required to liquidate our agency-backed MBS and our agency CMOs as a result of margin calls, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT and our failure to qualify as a REIT will have adverse tax consequences.

Our mortgage investing strategy involves leverage, which could adversely affect our operations and negatively affect cash available for distribution to our shareholders.

Using debt to finance the purchase of our agency-backed MBS and agency CMOs will expose us to the risk that margin calls will be made and that we will not be able to meet those margin calls. To meet margin calls, we may sell the applicable mortgage-related securities and such sales could result in realized losses, and negatively affect cash available for distribution to our shareholders.

While it is not our current policy to leverage the equity securities or loan investments in our merchant banking portfolio, if we were to leverage these investments, this leverage could expose us to the risk that margin calls will be made and that we will not be able to meet them. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

We enter into repurchase agreements to finance our agency-backed MBS and agency CMOs, which can amplify the effect of a decline in value resulting from an interest rate increase. For example, assume that we finance $96 million of MBS through repurchase agreements to acquire $100 million of 8% mortgage-backed securities. If prevailing interest rates were to increase sufficiently, the value of the mortgage-backed securities may decline to a level below the amount required to be maintained under the terms of the repurchase agreements. If the mortgage-backed securities were then sold, we would have to transfer additional assets to secure the borrowings.

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

A significant risk associated with our portfolio of mortgage-related assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these mortgage-backed securities would decline and the weighted average life of the investments would increase. We have realized losses in two of the last three years, and could realize a loss in the future if the mortgage-backed securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into in order to finance the purchase of mortgage-backed securities.

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

As our repurchase agreements and other short-term borrowing instruments mature, we will be required either to enter into new repurchase agreements or to sell a portion of our mortgage-related assets or other investment securities. Current conditions in the credit markets may make it impracticable to enter into new repurchase agreements or other short-term facilities “—Risks Related to Adverse Market Conditions.”

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

We may change our mortgage investment strategy, hedging strategy, asset allocation and operational policies without shareholder consent, which may result in riskier investments and adversely affect the market value of our common stock and our ability to make distributions to our shareholders.

We may change our mortgage investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investments or hedges that are different from, and possibly riskier than, the investments and hedges described in this report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate, and real estate market fluctuations. A change in our asset allocation could result in us making investments in instrument categories different from those described in this report on Form 10-K. Our Board of Directors determines our operational policies and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our shareholders.

Loans that we may make to highly leveraged companies may have a greater risk of loss which, in turn, could adversely affect our earnings and cash available for distribution to our shareholders.

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

Before making an investment in a business entity, we assess the strength and skills of the entity’s management and other factors that we believe will determine the success of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the companies. We cannot assure you that our due diligence processes will uncover all relevant facts or risks about a company or investment that we make, or that any investment will be successful. Any unsuccessful investment may have a material adverse effect on our financial condition and results of operations.

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

We may make merchant banking investments that have limited liquidity, which may reduce the return on those investments to our stockholders.

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

The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we will make investments through an affiliate of FBR & Co., a registered broker-dealer in the U.S., and FBRIL, a registered broker-dealer in the United Kingdom, our ability to invest in companies may be constrained by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations. FBR & Co.’s investment and trading activities are regulated by the SEC, FINRA and other governmental authorities, and FBRIL’s investment and trading activities are regulated by similar regulatory authorities in the United Kingdom, including the FSA. As a result, the rules of the SEC, FINRA and other governmental authorities may limit our ability to invest in the securities of companies whose securities are underwritten or privately placed by our broker-dealer affiliates.

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

Disposition value of our merchant banking investments is dependent upon general and specific market conditions which could result in a decline of the value of the investments.

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

Risks Related to the Sale or Securitization of Non-Conforming Residential Mortgage Loans We Historically Originated or Acquired

We may be required to repurchase mortgage loans that we have sold or securitized, as the case may be, or to indemnify holders of our asset-backed securities, which could have a material adverse effect on our results of operations, financial condition and business.

We historically originated non-conforming residential mortgage loans through First NLC. In addition, we historically acquired non-conforming residential mortgage loans through MHC I, Inc. (MHC), one of our qualified REIT subsidiaries. When we originated or acquired and included these mortgage loans in a securitization transaction or whole loan sale, we made certain representations and warranties regarding certain characteristics of these loans, the borrowers and the underlying properties. If we are found to have breached any of these representations and warranties, we may be required to repurchase those loans or indemnify the holders our the asset-backed securities we issued. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we sold, we may be required to indemnify the purchasers of the loans for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books. Furthermore, repurchased mortgage loans typically can be sold only at a significant discount to the unpaid principal balance. Any repurchases or indemnification payments with respect to loans that we have securitized or sold could significantly harm our results of operations.

We may be subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originated mortgage loans through First NLC, we relied heavily upon information supplied by third parties, including the information contained in the loan application made by the applicant, property appraisal, title information and employment and income documentation. If a third party misrepresented any of this information and if we did not discover the misrepresentation prior to funding the loan, the value of the loan may be significantly lower than anticipated. As a practical matter, we generally bear the risk of loss associated with the misrepresentation whether it is made by the loan applicant, the mortgage broker, another third party or one of our employees. A loan with respect to which a material misrepresentation has been made is subject to repurchase if it was sold prior to detection of the misrepresentation. In addition, the persons and entities that made such material misrepresentations, are often difficult to locate, and it is nearly impossible to recoup any monetary losses that we may have suffered, as a result of such material misrepresentations from those who have made them.

For a portion of the mortgage loans we originated, we required no or limited documentation of the borrowers’ income and bank account information. Instead, we based our credit decisions largely on the borrowers’ credit score and credit history, the collateral value of the property securing the loan and the effect of the loan on the borrowers’ debt service. There is a higher risk of default on loans where there is little or no documentation of the borrowers’ income.

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

A sale of assets acquired as part of the 2003 merger between pre-merger Friedman, Billings, Ramsey Group, Inc. and FBR Asset Investment Corp. within ten years after the merger would result in corporate income tax, which would reduce the cash available for distribution to our shareholders.

If we sell any asset that we acquired as part of the 2003 merger between pre-merger Friedman, Billings, Ramsey Group, Inc. and FBR Asset Investment Corp., including the stock and securities of certain of our taxable REIT subsidiaries, within ten years after the merger and recognize a taxable gain on the sale, we will be taxed at the highest corporate rate on an amount equal to the lesser of:

•	the amount of gain that we recognize at the time of the sale; or

•	the amount of gain that we would have recognized if we had sold the asset at the time of the merger for its then fair market value.

This rule potentially could inhibit us from selling assets acquired as part of the 2003 merger within ten years after the merger.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

The federal income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. We carry out all aspects of our operations related to our capital markets, asset management and principal investing segments at that location. We lease with our affiliates more than nine floors of our headquarters building and at an adjacent property in Arlington, Virginia. We also lease office space with our affiliates in the following locations where we conduct certain portions of our operations as indicated: Boston, Massachusetts (capital markets and asset management); Dallas, Texas (capital markets); Houston, Texas (capital markets); Irvine, California (capital markets); New York, New York (capital markets); San Francisco, California (capital markets); Sydney, Australia (capital markets) and London, England (capital markets). We believe that the present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs.

Our First NLC subsidiary, which filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on January 18, 2008 in order to effectuate an orderly liquidation of its assets, leases executive offices in Deerfield Beach, Florida and also leases office space in approximately 78 other locations throughout the United States. All such leases likely will be rejected in First NLC’s bankruptcy case.

ITEM 3. LEGAL PROCEEDINGS

Overview

Except as described below, as of December 31, 2007, we were neither a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or SRO matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We are defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to our various businesses. In addition, we are subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Many aspects of our business involve substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co., FBR Capital Markets’ and our U.S. broker-dealer subsidiary, has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act or contribute to payments which FBR & Co. is required to make as a result of the litigation. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on our financial condition or results of operations. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, results of operations and liquidity.

Our business (through our subsidiary First NLC and its affiliated entities) historically included the origination, acquisition, pooling, securitization and sale of non-conforming residential mortgage loans. Consequently, we were subject to additional federal and state laws in this area of operation, including laws relating to lending, consumer protection, privacy and unfair trade practices.

Putative Class Action Securities Lawsuits

FBR Group and certain of its current (including certain officers and directors of our Company) and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are currently pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleging misstatements and omissions concerning (i) the SEC and NASD (now FINRA) investigations relating to FBR & Co.’s involvement in a private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the alleged conduct of FBR Group and certain current and former FBR Group officers and employees in allegedly facilitating certain sales of CompuDyne shares. FBR Group has filed a motion to dismiss the plaintiffs’ consolidated amended complaint, which is pending before the court. We cannot predict the likely outcome of these lawsuits or their likely impact on us, if any, at this time.

Shareholders’ Derivative Action

We have been named a nominal defendant, and certain current and former senior officers and directors have been named as defendants, in three shareholders’ derivative actions. Two of these actions, brought by Lemon Bay Partners LLC and Walter Boyle, are pending in the United States District Court for the Southern District of New York and have been consolidated, for pre-trial purposes only, with the pending putative class action securities lawsuits under the name In re FBR Inc. Securities and Derivative Litig. The third, brought by Gary Walter and Harry Goodstadt, has been filed in the Circuit Court for Arlington County, Virginia. All three cases claim that certain of our current and former officers and directors breached their duties to us based on allegations substantially similar to those in the In re FBR Inc. Securities Litig. et al. putative class action lawsuits described above. We have not responded to any of these complaints and no discovery has commenced. We cannot predict the likely outcome of this action or its likely impact on us at this time. Our Board of Directors has established a special committee whose jurisdiction includes the In re FBR Inc. Securities and Derivative Litig. and the Walter/Goodstadt matters as well as consideration of shareholder demand letters which contain similar allegations, and the special committee has been authorized to make final decisions whether such litigation is in our best interests.

Other Litigation

As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and the quarterly period ended September 30, 2007, First NLC and the plaintiffs in the previously reported putative class actions pending in the U.S. District Court for the Northern District of California alleging violations of the Fair Labor Standards Act and violations of California wage and hour laws reached an agreement in June 2007 resolving all disputes (Stanfield, et al. v. First NLC Financial Services, LLC, Case No. C 06-3892 SBA; Sparrow-Milrot, et al. v. First NLC Financial Services, LLC, Case No. SA CV 07-0119 AHS RCX). First NLC has agreed to pay $14 million in exchange for a full release of asserted claims against it. In September 2007, the federal district court granted preliminary approval of the settlement. In December 2007 the federal district court judge granted final approval of the settlement and the case was dismissed with prejudice.

As previously reported by the Company, on January 18, 2007, First NLC, our non-conforming residential mortgage loan origination subsidiary, filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NYSE under the symbol “FBR.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2007 and 2006, and the cash dividend per share declared during those periods.

	Price Range of Class A Common Stock		Cash Dividends Per Share
	High	Low
Year Ended December 31, 2007
Fourth Quarter	$4.90	$2.49	$—
Third Quarter	5.59	3.81	0.05
Second Quarter	6.67	5.30	0.05
First Quarter	8.39	4.50	0.05
Year Ended December 31, 2006
Fourth Quarter	$8.58	$6.95	$0.05
Third Quarter	11.39	7.70	0.05
Second Quarter	12.07	8.70	0.20
First Quarter	11.99	8.95	0.20

On January 31, 2008, there were approximately 323 record holders of our Class A common stock.

There is no established public trading market for our Class B common stock and on January 31, 2008, there were approximately 27 record holders of our Class B common stock. Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2007 will be incorporated by reference from our Definitive Proxy Statement from 2008 annual meeting of shareholders, which be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2007 (2008 Proxy Statement).

In order to qualify as a REIT for federal income tax purposes, we must distribute to our stockholders with respect to each year at least 90% of our taxable income. Although we generally intend to distribute to our shareholders each year an amount equal to our taxable income for that year, distributions paid by us will be at the discretion of our board of directors and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors our board of directors deems relevant. On December 21, 2007, we announced that our Board of Directors had decided not to pay a cash dividend to our shareholders for the fourth quarter of 2007, concluding at that time that the repurchase of our Class A common stock represented a better use of our financial resources than the payment of cash dividends. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future.

The following table provides information on the Company’s share repurchases during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2007	8,146,528	$4.65	8,146,528	76,356,572
November 1 to November 30, 2007	—	—	—	76,356,572
December 1 to December 31, 2007	—	—	—	76,356,572

Total	8,146,528	$4.65	8,146,528	76,356,572

(1)	In April 2003, our board of directors authorized a share repurchase program in which we could repurchase up to 14,000,000 shares of Class A common stock from time to time. In March 2007, we announced that we would begin repurchasing shares in accordance with this share repurchase program. In July 2007, our Board of Directors authorized an increase in the number of shares of Class A common stock we could repurchase in accordance with this share repurchase program from 14,000,000 shares to 50,000,000 shares. In December 2007, our Board of Directors authorized a further increase in the number of shares of Class A common stock that we are authorized to repurchase in accordance with this repurchase program from 50,000,000 shares to 100,000,000 shares.

The following graph compares the change in the cumulative total shareholder return for our Class A common stock from December 31, 2002 to December 31, 2007 with the comparable cumulative return of two indexes: the Standard & Poors (S&P) 500 Stock Index and the FSA Mid-Cap Index published by Financial Service Analytics, Inc.

Our Class A common stock trades on the NYSE. The graph assumes $100 invested on December 31, 2002 in our Class A common stock and $100 invested at the same time in each of the above mentioned indexes. The comparison assumes that all dividends are reinvested.

Comparison of 5 Year Cumulative Total Return Among Friedman, Billings, Ramsey Group,

Inc., the S&P 500 Index and the FSA Mid-Cap Index

	FBR Prices(1)	FBR Indexed	FSA Mid-Cap	S&P 500 Indexed
December 31, 2002	$9.36	$100	$100	$100
December 31, 2003	23.08	247	225	129
December 31, 2004	19.39	207	249	143
December 31, 2005	9.90	106	238	150
December 31, 2006	8.00	85	288	173
December 31, 2007	3.04	32	251	183

(1)	Closing price of our Class A common stock on the NYSE on December 31 of the indicated year.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations
Revenues:
Investment banking:
Capital raising	$282,619	$190,187	$356,753	$398,183	$246,567
Advisory	34,063	24,148	17,759	30,115	14,815

	316,682	214,335	374,512	428,298	261,382

Institutional brokerage:
Principal transactions	10,152	5,814	17,950	20,444	23,965
Agency commissions	104,792	101,009	82,778	89,650	50,178
Mortgage trading interest	—	51,147	30,859	—	—
Mortgage trading net investment loss	—	(3,301)	(3,820)	—	—

	114,944	154,669	127,767	110,094	74,143

Asset management:
Base management fees	23,549	20,093	30,348	28,307	24,782
Incentive allocations and fees	401	1,327	1,929	10,940	13,959

	23,950	21,420	32,277	39,247	38,741

Principal investment:
Interest	501,130	594,879	549,832	350,691	168,393
Net investment (loss) income	(221,956)	(184,552)	(239,754)	101,973	70,619
Dividends	3,173	14,551	36,622	14,644	4,078

	282,347	424,878	346,700	467,308	243,090

Mortgage banking:
Interest	51,245	88,662	78,007	—	—
Net investment (loss) income	(222,032)	83,786	13,741	—	—

	(170,787)	172,448	91,748	—	—

Other	15,808	20,154	22,302	7,155	11,169

Total revenues	582,944	1,007,904	995,306	1,052,102	628,525

Interest expense	477,437	611,800	546,313	164,156	68,995
Provision for loan losses	—	15,740	14,291	—	—

Revenues, net of interest expense and provision for loan losses	105,507	380,364	434,702	887,946	559,530

Non-Interest Expenses:
Compensation and benefits	361,355	309,065	331,492	323,524	226,389
Professional services	55,741	59,722	66,550	50,467	21,628
Business development	43,518	42,150	46,648	44,955	21,416
Clearing and brokerage fees	12,514	11,820	8,882	9,123	7,014
Occupancy and equipment	52,302	50,051	34,044	14,458	9,585
Communications	28,690	24,398	20,634	13,959	10,574
Other operating expenses	82,246	89,377	70,679	22,740	16,919
Impairment of goodwill	162,765	—	—	—	—
Restructuring charges	46,985	—	—	—	—

Total non-interest expenses	846,116	586,583	578,929	479,226	313,525

Operating (loss) income	(740,609)	(206,219)	(144,227)	408,720	246,005
Other Income:
Gain on sale of subsidiary shares	104,062	121,511	—	—	—

(Loss) income before taxes and minority interest	(636,547)	(84,708)	(144,227)	408,720	246,005
Income tax provision (benefit)	22,932	(14,682)	26,683	59,161	44,591
Minority interest in earnings (losses) of consolidated subsidiary)	774	(2,751)	—	—	—

Net (loss) income	$(660,253)	$(67,275)	$(170,910)	$349,559	$201,414

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data
Assets:
Cash and cash equivalents	$692,360	$189,956	$238,615	$224,371	$92,688
Restricted cash	14,166	132	6,101	7,156	—
Mortgage-backed securities, at fair value	1,791,480	6,870,661	8,002,561	11,726,689	10,551,570
Loans held for investment, net	—	—	6,841,266	—	—
Loans held for sale, net	65,074	5,367,934	963,807	—	—
Long-term investments	169,274	185,492	347,644	441,499	379,002
Reverse repurchase agreements	—	—	283,824	183,375	—
Trading securities, at fair value	19,057	18,180	1,032,638	7,744	4,932
Goodwill and intangible assets, net	9,837	184,590	189,250	122,417	124,103
Other	183,707	535,573	530,084	215,037	176,790

Total assets	$2,944,955	$13,352,518	$18,435,790	$12,928,288	$11,329,085

Liabilities:
Trading account securities sold but not yet purchased, at fair value	$206	$202	$150,547	$17,176	$9,525
Commercial paper	—	3,971,389	6,996,950	7,294,949	4,392,965
Repurchase agreements	1,744,377	3,059,330	2,698,619	3,467,569	5,095,676
Dividends payable	—	8,743	34,588	65,870	56,744
Accounts payable and other liabilities	240,045	195,867	284,032	375,830	165,647
Securitization financing, net	—	4,486,046	6,642,198	—	—
Long-term debt	323,575	324,453	324,686	128,370	54,189

Total liabilities	2,308,203	12,046,030	17,131,620	11,349,764	9,774,746

Minority interest	243,061	135,443	—	—	—
Shareholders Equity:
Common Stock and Additional Paid in Capital	1,470,320	1,564,244	1,529,237	1,463,576	1,434,417
Accumulated other comprehensive (loss) income, net of taxes	(12,846)	(15,136)	(977)	(38,162)	60,505
(Accumulated deficit) retained earnings	(1,063,783)	(378,063)	(224,090)	153,110	59,417

	393,691	1,171,045	1,304,170	1,578,524	1,554,339

Total liabilities and shareholders’ equity	$2,944,955	$13,352,518	$18,435,790	$12,928,288	$11,329,085

Statistical Data
Basic (loss) earnings per share	$(3.95)	$(0.39)	$(1.01)	$2.09	$1.68
Diluted (loss) earnings per share	$(3.95)	$(0.39)	$(1.01)	$2.07	$1.63
Book value per share(1)	$2.61 (2)	$6.78 (2)	$7.66 (2)	$9.46 (2)	$9.41 (2)
Total employees(1)	1,025	3,019	2,499	698	494
Pre-tax return on average equity	(81)%	(7)%	(10)%	26%	27%
Compensation and benefits expense as a percentage of net revenues	343%	81%	76%	36%	40%
Basic weighted average shares outstanding (in thousands)	166,975	171,667	169,333	167,099	119,801
Diluted weighted average shares outstanding (in thousands)	166,975	171,667	169,333	168,490	123,307
Cash dividends per common share	$0.15	$0.50	$1.22	$1.53	$1.36

(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable shares of 1.6 thousand shares, 1.6 thousand shares, 0.6 million shares, 0.7 million shares, and 1.3 million shares, pledged as collateral as of December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Friedman, Billings, Ramsey Group, Inc. is a leading investment banking firm that provides investment banking, institutional brokerage and asset management services through its publicly traded, majority-owned subsidiary, FBR Capital Markets (NASDAQ: FBCM), and invests as a principal in agency-backed MBS and makes merchant banking investments with its own capital. Historically, we have invested in other mortgage-related investments, including non-conforming residential mortgage loans and securities backed by non-conforming residential mortgage loans. Additionally, the Company owns First NLC Financial Services, LLC (First NLC), a non-conforming, including non-prime residential mortgage loan originator. When we use the terms “FBR,” “we” “us” “our” and “the Company,” we mean Friedman, Billings, Ramsey Group, Inc. and its consolidated subsidiaries. We historically have conducted most of our principal investing activities at the parent company level and through a qualified REIT subsidiary (QRS) (principal investing). We have elected and believe that we are organized and have been operated in a manner that qualifies us to be taxed as a real estate investment trust (REIT) for U.S. federal income tax purposes. We conduct our investment banking and institutional brokerage activities (capital markets), investment management and advisory activities (asset management) and loan origination and mortgage banking activities (mortgage banking) in taxable REIT subsidiaries. Our Company operates primarily in the United States and Europe.

Because of the continued deterioration of the non-prime mortgage market, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. In connection with the voluntary bankruptcy petition filed by First NLC, beginning in the first quarter of 2008, we will deconsolidate First NLC for financial reporting purposes and use the cost method to account for our investment in First NLC.

Business Environment

Mortgage-Related Investing

In recent months, the mortgage industry has come under continued pressure due to numerous factors, which include industry-wide disclosures regarding the continued deterioration of the value of mortgage assets held by banks and broker-dealers, the deterioration of mortgage credit among mortgage lenders, the downgrades of mortgage securities by the rating agencies and a reluctance on the part of banks and broker-dealers to finance mortgage securities in the reverse repurchase agreement and other mortgage financing markets. Despite the contraction in market liquidity that began in August 2007, we believe financing for agency securities remains available due to the credit quality of agency securities. Much of the stress in the financial markets has been focused on non-agency securities and the financing of these securities has suffered as a result. However, we believe repurchase financing remains available at favorable rates for agency securities due to the guarantees in principal and interest by U.S. government agencies or U.S. Government-sponsored entities.

Beginning on September 18, 2007, the U.S. Federal Reserve has lowered the target for the Federal Funds Rate five times to 3.0%. These reductions have significantly improved the financing spreads and net interest margins on agency securities that we intend to purchase. Additionally, rates on interest rate swap contracts that we intend to use to hedge against interest rate risks have also declined allowing for improvement in net interest margins. We anticipate taking advantage of the current favorable financing environment for agency securities by deploying our capital into a leveraged portfolio of agency-backed MBS backed predominantly by current-reset and longer-to-reset ARMs.

The supply of agency securities on the secondary mortgage market continues to increase as non-agency securitization channels have been significantly reduced due to the contraction in market liquidity that began in August 2007. Over the past several months, the non-agency MBS market has experienced significant dislocation and a substantial decline in asset values, causing a slowdown in the issuance of these securities. According to the Office of Federal Housing Enterprise Oversight, for the fourth quarter of 2007, agency-backed MBS accounted for 84.8% of total MBS issuance compared to 71.3% in the third quarter of 2007 and 53.8% in the second quarter of 2007.

Capital Markets

Our businesses are materially affected by conditions in the U.S. financial markets and general U.S. economic conditions. The market environment was generally favorable for our businesses in the first half of the 2007 fiscal year. These favorable conditions resulted from a number of factors, including strong equity markets, continued strength in the economy, tightening credit spreads, active trading volumes, and strong underwriting activities. During the second half of the 2007 fiscal year, the economy was affected by the deterioration within the subprime residential mortgage asset category, weakness in the housing sector became worse than most observers expected, and dislocations began to occur beyond the residential mortgage component of credit markets. Also during the latter part of 2007, risk aversion escalated following rating downgrades of certain structured assets which, in part, led to many market participants re-pricing assets and taking large write-downs. Central banks sought to prevent a more serious downturn through interest rate and liquidity actions. The year ended with dislocated inter-bank markets, constrained bank balance sheets and credit uncertainty regarding monocline issuers and structured investment vehicles.

U.S. equity markets rose over the first three quarters of the year, but experienced high volatility in the second half of the year. Equity underwriting activity fell off in the second half of the year, and the fourth quarter slowdown in capital markets activity following the August dislocation in credit markets was particularly severe. Finally, corporate activity levels in completed and announced M&A transactions were up compared to the prior year.

U.S. economic growth was approximately 2.2% for 2007 and is forecasted to be lower for 2008. During 2007, the housing market weakened, business confidence declined, and in the last six months of the year, consumer confidence dropped. The labor market followed the same trajectory, showing signs of deterioration in the second half of the year as unemployment levels increased modestly and payroll data showed some signs of weakness. Responding to concerns over liquidity in the financial markets, the U.S. Federal Reserve reduced rates three times during the year and made additional rate cuts in January 2008, and most observers anticipate additional reductions will occur in the early part of 2008. Long-term bond yields declined, with the 10-year Treasury note ending the year down 63 basis points at 4.03%. The S&P 500 Index, Dow Jones Industrial Average and NASDAQ composites were up 5.49%, 8.88% and 9.81%, respectively from year-end 2006 levels. The current high levels of U.S. home inventories suggest that an extended period of construction declines and housing price cuts will combine with tighter credit conditions and increasing oil prices to slow down consumer spending. We believe those conditions will continue to strain the capital markets and will decrease the U.S. growth rate, resulting in what we believe will be lower levels of capital markets activity in 2008.

We believe 2008 is going to be a low growth year with continued dampened capital markets activity across the industry, both here and overseas. Our growth outlook is dependent on how extended and severe the credit dislocation may be, results from fiscal and monetary policy actions, accessibility of liquidity and the direction of oil prices. The underpinnings of these growth assumptions also form our view on prospective investment banking, institutional sales, trading and research and asset management activity.

Executive Summary

For the year ended December 31, 2007, our total revenues, net of interest expense and loan loss provisions, were $105.5 million compared to $380.4 million in 2006. The 2007 net loss of $660.3 million, or $3.95 loss per share, compares to a net loss of $67.3 million, or $0.39 loss per share in 2006. The components of the net losses by segment are as follows:

	For the year ended December 31,
	2007	2006
Capital Markets, net of intersegment elimination	$23,192	$(34,376)
Asset Management	(7,016)	(11,080)
Principal Investment	(330,411)	(142,594)
Mortgage Banking	(426,374)	(18,169)

Operating loss	(740,609)	(206,219)
Gain on sale of subsidiary shares	104,062	121,511

Loss before income taxes and minority interest	(636,547)	(84,708)
Income tax provision (benefit)	22,932	(14,682)
Minority interest in earnings (losses) of consolidated subsidiary	774	(2,751)

Net loss	$(660,253)	$(67,275)

For the year ended December 31, 2007, the Company declared a total of $0.15 per share in dividends, down from $0.50 per share for the year ended December 31, 2006. The Company’s book value per share decreased to $2.61 as of December 31, 2007 compared to $6.78 as of December 31, 2006. The reduction in book value per share reflects the impact from the net loss and dividends declared in 2007.

The following provides analysis of our operating segments and their activities.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research.

The pre-tax income from our capital markets segment increased to $28.7 million ($23.2 million, net of intersegment eliminations) for the year ended December 31, 2007 from a loss of $34.4 million for the year ended December 31, 2006. This increase was primarily attributable to a $102.3 million increase in investment banking revenues during 2007, reflecting a higher volume of capital raising activity, primarily in the first six months of 2007, in our real estate, financial services and TMT sectors. Through June 30, 2007, we had generated $219.9 million in investment banking revenues. However, due to the disruption in the credit markets in August 2007, market conditions deteriorated significantly during the last five months of 2007. As a result of these conditions, we were unable to maintain the level of investment banking revenue growth achieved in the first six months of 2007, and for the year, we generated $316.7 million of investment banking revenues. Of this total investment banking revenue in 2007, we recognized $195.5 million related to sole-managed private placement transactions. This compared to total investment banking revenues of $214.3 million in 2006, of which $130.4 million related to sole-managed private placement transactions. Our institutional brokerage sales and trading net revenues increased $4.8 million, or 4.4%, for the year ended December 31, 2007 compared to the prior year. Compensation and benefits costs within our capital markets segment increased 26.0%, or $56.1 million, during 2007 as a result of the increased variable compensation due to increased capital raising revenues.

Investment Banking

Our investment banking activities consist of a broad range of services, including underwritings, public and private capital raising transactions that include a wide variety of securities, and financial advisory services in merger, acquisition, restructuring and strategic partnering transactions. Revenues from our investment banking operations totaled $316.7 million for the year, representing an increase of 47.8% from the prior year. In 2007, our investment banking team executed 91 banking assignments with a total transaction value of over $16.0 billion, including $5.0 billion in lead-managed equity capital raising transactions. Highlights for lead-managed capital raises include:

•	$1.1 billion in six IPOs;

•	$2.5 billion in 11 private placements; and

•	$1.4 billion in eight follow-on, secondary and preferred public equity offerings

In addition, during 2007 our M&A group completed 40 successful mergers, acquisitions and advisory assignments, representing $4.4 billion in aggregate transaction value.

The following table shows details of our investment banking revenues for the years indicated (dollars in thousands):

	2007	2006	2005
Capital raising:
Institutional private equity offerings and private placements	$197,219	$139,276	$225,489
Initial public offerings	32,233	13,763	69,677
Follow-on, secondary and preferred public equity offerings	52,419	35,132	53,180
Asset-backed securities and high yield debt offerings	748	2,016	8,407

Total capital raising	282,619	190,187	356,753
Advisory	34,063	24,148	17,759

Total investment banking	$316,682	$214,335	$374,512

Institutional Brokerage

In addition to our investment banking activities, we also offer institutional brokerage services to customers. In a rapidly changing trading environment characterized by continuing pressure on commission rates, revenue from institutional brokerage (principal transactions and agency commissions) was up 7.6% on a year-to-year basis, increasing from $106.8 million in 2006 to $114.9 million in 2007. The increase in revenue is due to our expansion of sales and trading personnel and a reduction in trading losses.

In May 2005, we initiated certain fixed income trading activities, primarily related to mortgage-backed, asset-backed and other structured securities. These fixed income trading activities continued through October 2006. During the third quarter 2006, we made a decision to sell our trading positions. At present, we do not expect to redeploy capital to fixed income trading activities. Revenues, net of related interest expense, related to institutional brokerage activities for the years indicated are (dollars in thousands):

	2007	2006	2005
Principal transactions	$10,152	$5,814	$17,950
Agency commissions	104,792	101,009	82,778
Mortgage trading interest and net investment loss	—	47,846	27,039

	114,944	154,669	127,767
Interest expense	—	44,472	23,743

Institutional brokerage revenues, net of interest expense	$114,944	$110,197	$104,024

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

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.5 billion at December 31, 2007, compared to $2.4 billion at December 31, 2006. Net assets under management increased 4.4%, or $103.5 million, during 2007 as a result of mutual fund inflows, primarily related to the FBR Focus Fund.

The operating loss from our asset management activities decreased from an operating loss of $11.1 million in 2006 to an operating loss of $7.0 million in 2007. The decrease in operating loss was primarily attributable to an increase in net revenues of 13.7% or $3.7 million during 2007 as a result of an increase in average assets under management during 2007 as compared to 2006 and the fees earned from those assets.

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

We recorded $23.5 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2007. Our annualized effective fee during the fourth quarter of 2007 on the year end net assets under management was 87 basis points.

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

The following provides details relating to our assets under management (dollars in millions):

	December 31, 2007
	Gross(1)	Net(2)
Managed accounts	$347.1	$347.1
Hedge and offshore funds	52.1	50.7
Mutual funds:
Equity	1,870.5	1,859.3
Fixed income and money market	176.0	175.3
Private equity funds	23.8	22.6

Total	$2,469.5	$2,455.0

	December 31, 2006
	Gross(1)	Net(2)
Managed accounts	$259.9	$259.9
Hedge and offshore funds	97.5	96.4
Mutual funds:
Equity	1,749.6	1,743.4
Fixed income and money market	212.3	211.3
Private equity funds	42.2	40.5

Total	$2,361.5	$2,351.5

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

Our asset management revenues and net income (loss) are subject to fluctuations due to a variety of factors that cannot be predicted with great certainty. These factors include the overall condition of the economy and the securities markets as a whole and the sectors on which we focus. This condition can in turn influence inflows and outflows of assets under management, and the performance of our asset management funds. For example, a significant portion of the performance-based or incentive revenues that we recognize from our hedge fund, venture capital and private equity activities is based on the value of securities held in the funds we manage. The value of these securities includes unrealized gains or losses that may change from one period to another.

Mortgage Banking

We historically conducted our mortgage banking activities primarily through our taxable REIT subsidiary First NLC, a residential mortgage banking company originating and acquiring primarily non-conforming mortgage loans in the United States. We acquired First NLC during the first quarter of 2005 with the expectation that the acquisition would assist in expanding and adding flexibility to our mortgage loan business by providing the ability to originate, price, portfolio and sell non-conforming mortgage loans based on market conditions.

However, market conditions and continued deterioration of the non-prime mortgage market during 2006 and 2007 prevented us from achieving expected returns from our investment in the mortgage banking segment (which consists primarily of First NLC operations). During 2006 and 2007, we took various steps to limit our exposure to losses in our mortgage banking segment. On July 25, 2007, we entered into a recapitalization agreement with an affiliate of Sun Capital Partners (Sun Capital). The recapitalization agreement resulted in the investment by Sun Capital of $60 million, and an additional investment by us of $15 million, in First NLC. Pursuant to the terms and conditions of the recapitalization agreement and the other related agreements, each of Sun Capital’s and our investment in First NLC was treated as convertible debt of First NLC. Prior to conversion of any of this debt to equity, First NLC continued to be a wholly-owned subsidiary of our company, was governed by a board of directors controlled by us and operated under state mortgage licenses based on this governance structure. Accordingly, Sun Capital has been treated as a senior lender of First NLC and its convertible debt investment in First NLC is non-recourse to us. Upon satisfaction of various conditions, the convertible debt was expected to convert into equity interests in First NLC, which would have resulted in First NLC being owned 80% by Sun Capital and 20% by us. As a result of the First NLC bankruptcy proceedings discussed below, the recapitalization of First NLC will not close. Pursuant to the terms of a loan agreement entered into in connection with the recapitalization agreement, any recovery from First NLC or its assets in respect of the convertible debt investments in First NLC made by Sun Capital and us in the third quarter of 2007 will be shared 80% by Sun Capital and 20% by us, notwithstanding whether Sun Capital’s or our convertible debt investment has been converted into equity of First NLC. As of December 31, 2007, we have continued to consolidate First NLC for financial reporting purposes.

As a result of continued deterioration of the non-prime mortgage market, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division.

In connection with the voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code filed by First NLC, beginning in the first quarter of 2008, we will deconsolidate First NLC for financial reporting purposes and use the cost method to account for our investment in First NLC.

Operating losses incurred by the mortgage banking segment, consisting primarily of First NLC, increased from an operating loss of $18.2 million in 2006 to an operating loss of $426.4 million in 2007. The operating losses in 2007 were primarily attributable to the continued decline in value of the loans held and originated during 2007 due to the continued deterioration in the market for non-prime residential mortgage loans which reflects the effects of industry-wide increases in early payment default requests from loan investors as well as the surplus of non-prime loans in the market. The 2006 operating loss was primarily attributable to the compression on loan sales premiums and an industry-wide increase in the numbers of loans required to be repurchased by originators due to early payment defaults during 2006.

In response to the deterioration in the non-prime mortgage industry, First NLC initiated various restructuring activities in 2007. As a result, for the twelve months ended December 31, 2007, the Company recorded charges of $101.7 million related to these restructuring activities and a decline in the fair value of First NLC’s origination platform, including write-downs of $65.0 million related to the impairment of goodwill and other intangible assets. There were no comparable restructuring charges incurred by First NLC in 2006.

For the year ended December 31, 2007, the Company’s provision for repurchase and premium recapture obligations was $47.3 million. This provision reflects the effects of industry-wide increases in requests for loan repurchases related to early payment defaults and significantly increased loss severities on repurchased non-prime residential mortgage loans due to deteriorating market conditions in 2007. Of the total loss provision recorded during 2007, $18.0 million represents a change in estimate relating to prior year sales due to the changes in market conditions noted above. As a result of First NLC’s bankruptcy proceedings, the Company’s on-going exposure to First NLC and related repurchase and premium recapture obligations will be eliminated.

As noted above, we continued to consolidate First NLC for financial reporting based on our equity ownership; however, based on the fact that Sun Capital’s convertible debt and various other First NLC obligations, reflected on our balance sheet at December 31, 2007, are non-recourse to us, since entering into the July recapitalization transaction, we have recorded losses in excess of our investment exposure. As a result, upon the confirmation of Chapter 11 plans in the First NLC bankruptcy proceedings, which is expected to occur in the first six months of 2008, we estimate that approximately $70.0 million of the operating losses incurred by First NLC will ultimately be recovered; however, no assurance can be given that we will recover these operating losses in the first six months of 2008.

Principal Investing

As of December 31, 2007, our principal investing activity consisted primarily of investments in a leveraged portfolio of agency-backed MBS, merchant banking investments and investments in hedge and venture funds.

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

We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-

adjusted return available. This strategy may cause us to have different allocations of capital in different environments.

Non-Conforming Mortgage Loans

Revenues from the non-conforming mortgage loan portfolio were historically generated primarily from net interest income. The Company recorded net interest income of $40.0 million from the non-conforming mortgage loans held at the REIT during 2007.

During the fourth quarter of 2007 the Company completed the sale of its on-balance sheet securitized loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale transaction, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were transferred from the Company’s balance sheet. Accordingly, as of December 31, 2007, the Company’s investment in securitized mortgage loans was reduced to zero. The Company recognized a gain from the sale of the securitized mortgage loans of $9.7 million in 2007 that is included in principal investing net investment loss, however, this gain was substantially offset by other costs associated with the securitization trusts.

As of December 31, 2007, the loans held for sale, net, invested at the REIT was comprised of the following (dollars in thousands):

Principal balance	$841
Valuation allowance for lower of cost or market value	(789)

Loans held for sale, net	$52

Mortgage-Backed Securities

We also invest in agency-backed and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing predominantly in hybrid-ARM mortgage-backed securities financed by repurchase agreement borrowings and short-term commercial paper. However, current conditions in the credit markets may make it impracticable for us to obtain short-term commercial paper financing for our agency-backed MBS portfolio. The Company recorded net interest income of $39.6 million from MBS held in our principal investment portfolio during 2007 compared to $35.7 million during 2006.

During the third quarter of 2007, the Company liquidated approximately $5.8 billion of agency MBS at a loss of approximately $57.7 million to reduce leverage during the unprecedented credit market disruption and uncertainty in the asset-backed financing market and increase liquidity.

Subsequent to these sales, the Company began to reinvest capital in the MBS portfolio and as of December 31, 2007, the fair value of our investments in mortgage-backed securities totaled $1.8 billion. These investments were primarily comprised of securities guaranteed as to principal and interest by Fannie Mae and Freddie Mac. The following table summarizes, as of December 31, 2007, our portfolio of mortgage-backed securities (including principal receivable) by issuer (dollars in thousands).

	Face Amount	Fair Value
Agency-backed:
Fannie Mae	$101	$101
Freddie Mac	1,492,064	1,493,615

Total	1,492,165	1,493,716
Private-label(1)	300,297	297,764

Total	$1,792,462	$1,791,480

(1)	As of December 31, 2007, approximately 96% of the private-label MBS held in our portfolio were rated “AAA” by Standard & Poor’s.

Merchant Banking and Other Long-Term Investments

The total value of FBR’s merchant banking portfolio and other long-term investments was $169.3 million as of December 31, 2007. Of this total, $113.8 million was held in the merchant banking portfolio, $30.6 million was held in alternative asset funds, and $24.9 million was held in other long-term investments. Net unrealized gains in the merchant banking portfolio included in Accumulated Other Comprehensive Income (AOCI) totaled $3.4 million as of December 31, 2007.

In 2007, we recorded $32.4 million in other than temporary impairment write-downs on certain merchant banking investments. These write-downs were recorded as part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other than temporary impairments and its related assessment of cost method investments. The Company also recognized other-than-temporary write downs of $3.6 million in a residual interest in a non-prime mortgage loan securitization. We also recognized $25.6 million in realized gains and earned $3.2 million in dividend income. These amounts compared to $79.7 million of other than temporary impairment charges, $34.7 million of realized gains and $14.6 million dividend income in 2006.

The following table provides additional detail regarding the Company’s merchant banking investments and other long-term investments as of December 31, 2007 (dollars in thousands):

	December 31, 2007
Merchant Banking Investments	Shares	Cost/Adjusted Basis	Fair Value/ Carrying Value
Asset Capital Corporation, Inc.(1)(2)	948,766	$4,507	$4,507
Castlepoint Holdings Ltd.	500,000	4,650	6,000
Cohen Finacial (1)(2)	112,892	1,129	1,129
Cypress Financial Holdings, Inc.(1)	537,604	5,000	5,000
Ellington Financial LLC(1)	1,938,750	36,449	36,449
FSI Realty Trust(1)(2)	752,688	1,505	1,505
Grubb & Ellis Co	473,116	3,038	3,033
Muni Funding of America, LLC(1)	750,000	6,975	6,975
Orion Marine Group, Inc	796,494	10,000	11,947
Star Asia Financial, Limited(1)	800,000	7,440	7,440
Thornburg Mortgage Inc. (Preferred Series F)(2)	289,952	6,886	6,958
Thunderbird Resorts Inc(1).	1,194,743	10,000	10,000
Vintage Wine Trust, Inc.(1)(2)	1,075,269	8,602	8,602
Other		1,734	1,724
Preferred equity investment(1)(2)		2,500	2,500

Total merchant banking investments		$110,415	$113,769

Investment funds			30,620
Other investments			1,239
Residual interest in securitization			15,903
Investment securities—marked to market			7,743

Total long-term investments			$169,274

(1)	As of December 31, 2007 these shares cannot be traded in a public market (e.g., NYSE or Nasdaq) but may be sold in private transactions.
(2)	Cost/Adjusted basis reflects the effects of other than temporary impairment charges.

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

In our principal investing and mortgage banking activities, we invest in mortgage-backed securities and mortgage loans that are financed by repurchase agreement, commercial paper and securitization borrowings all of which are interest sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates through the use of various derivative instruments.

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

Mortgage trading activities include buying and selling mortgage-backed securities and other structured securities in various financial transactions (which may include forward trades, dollar rolls and reverse repurchase transactions). We have managed market risk associated with these securities positions primarily through forward purchases and sales of such securities. These transactions result in interest income and net investment gain/loss.

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

Principal Investing

Principal investing interest income has historically related to interest earned on our portfolio of mortgage-backed securities and mortgage loans. Net investment income has historically included net realized gains on sale of equity securities and mortgage-backed securities, income from investments funds and derivative activities as well as lower of cost or market value adjustments on securitized mortgage loans held for sale and other than temporary write-downs of equity securities. Principal investing dividends relate to our portfolio of merchant banking investments.

As of December 31, 2007, we had $3.4 million of net unrealized gains related to merchant banking equity investments recorded in AOCI. If we liquidate these securities or determine that a decline in value of these investments below our cost basis is other-than-temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

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

Mortgage Banking

Mortgage banking revenue have historically included net interest income on loans held for sale at First NLC as well as net investment income, consisting primarily of net gains and losses on sales of mortgage loans by First

NLC. Our mortgage banking revenue was highly dependent on conditions in the residential mortgage market. Recent industry-wide increases in delinquencies and losses with respect to residential mortgage loans, particularly in the non-prime sector, have negatively impacted our mortgage banking revenue and have adversely affected our operating results for 2007 and 2006.

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

Other operating expenses include mortgage insurance premium, loan servicing costs, amortization of certain intangible assets, professional liability and property insurance, printing and copying, business licenses and taxes, offices supplies, interest related to taxes, penalties and fees, charitable contributions and other miscellaneous office expenses.

The following table sets forth financial data as a percentage of net revenues for the years presented:

	Year Ended December 31,
	2007	2006	2005
Revenues:
Investment banking:
Capital raising	267.9%	50.0%	82.1%
Advisory	32.3%	6.3%	4.1%

	300.2%	56.3%	86.2%

Institutional brokerage:
Principal transactions	9.6%	1.5%	4.1%
Agency commissions	99.3%	26.6%	19.0%
Mortgage trading interest	—	13.4%	7.1%
Mortgage trading net investment loss	—	(0.9)%	(0.9)%

	108.9%	40.6%	29.3%

Asset management:
Base management fees	22.3%	5.3%	7.0%
Incentive allocations and fees	0.4%	0.3%	0.4%

	22.7%	5.6%	7.4%

Principal investment:
Interest	475.0%	156.4%	126.5%
Net investment loss	(210.4)%	(48.5)%	(55.2)%
Dividends	3.0%	3.8%	8.4%

	267.6%	111.7%	79.7%

Mortgage banking:
Interest	48.6%	23.3%	17.9%
Net investment (loss) income	(210.4)%	22.0%	3.2%

	(161.8)%	45.3%	21.1%

Other	14.9%	5.3%	5.1%

Total revenues	552.5%	264.8%	228.8%
Interest expense	452.5%	160.8%	125.7%
Provision for loan losses	—	4.0%	3.1%

Revenues, net of interest expense and provision for loan losses	100.0%	100.0%	100.0%

Non-interest expenses:
Compensation and benefits	342.5%	81.3%	76.3%
Professional services	52.8%	15.7%	15.3%
Business development	41.2%	11.1%	10.7%
Clearing and brokerage fees	11.9%	3.1%	2.0%
Occupancy and equipment	49.6%	13.2%	7.8%
Communications	27.2%	6.4%	4.8%
Other operating expenses	78.0%	23.5%	16.3%
Impairment of goodwill	154.3%	—	—
Restructuring charges	44.5%	—	—

Total non-interest expenses	802.0%	154.3%	133.2%

Operating loss	(702.0)%	(54.3)%	(33.2)%

Comparison of the Years Ended December 31, 2007 and 2006

We reported a net loss of $660.3 million for the year ended December 31, 2007 compared to a net loss of $67.3 million for the year ended December 31, 2006. Net loss included the following results of operations by segment (in thousands):

	For the year ended December 31,
	2007	2006
Capital Markets, net of intersegment elimination	$23,192	$(34,376)
Asset Management	(7,016)	(11,080)
Principal Investment	(330,411)	(142,594)
Mortgage Banking	(426,374)	(18,169)

Operating loss	(740,609)	(206,219)
Gain on sale of subsidiary shares	104,062	121,511

Loss before income taxes and minority interest	(636,547)	(84,708)
Income tax provision (benefit)	22,932	(14,682)
Minority interest in earnings (losses) of consolidated subsidiary	774	(2,751)

Net loss	$(660,253)	$(67,275)

The increase in net loss was primarily attributed to an increase in operating losses of our mortgage banking and principal investment segments. The results of our mortgage banking segment included an increase in provisions for repurchase obligation and lower of cost or market valuation adjustment on non-securitized mortgage loans of $189.3 million, decrease in gross gains on sale of mortgage loans of $143.0 million, impairment of goodwill and costs associated with a reduction in workforce and termination of certain leases. The results of our principal investment segment included losses of $52.7 million for the year ended December 31, 2007, which is primarily related to losses incurred in the sale of $5.8 billion of MBS in the third quarter of 2007. We recognized $119.9 million in lower of cost or market adjustments prior to sale of the securitized mortgage loan portfolio. In addition, we recorded an impairment of goodwill of associated with our principal investment segment of $108.0 million during the year ended December 31, 2007. Operating results from the mortgage banking and principal investment segments was partially offset by the operating results of our capital markets segment and a gain on a sale of 12.7 million shares of FBR Capital Markets of $104.1 million. Our capital markets segment increased its profitability by $57.6 million which is primarily attributable to increases investment banking revenues and principal transactions and agency commissions from institutional brokerage. The increase in net loss was also attributable to the change in income taxes from a $14.7 million tax benefit in 2006 to a $22.9 million tax provision in 2007 as a result of higher profitability in our capital markets segment.

The Company’s net revenues decreased 72.3% from $380.4 million in 2006 to $105.5 million in 2007 due to the following changes in revenues and interest expense:

Capital raising revenue increased 48.6% from $190.2 million in 2006 to $282.6 million in 2007. The increase was attributable to an increase in amounts raised in sole-managed private placement transactions completed in 2007 as compared to 2006. The higher volume of capital raising activity related primarily to our real estate, financial services and TMT sectors. We completed 12 private placements during 2007 generating $197.2 million in revenues as compared to 17 private placements during 2006 generating $139.3 million in revenues. In addition, we completed eight public transactions as lead manager raising capital of $1.4 billion in 2007 compared to eight public transactions as lead manager raising capital of $600 million in 2006.

Advisory revenue increased 41.5% from $24.1 million in 2006 to $34.1 million in 2007 as a result of the transaction during the first quarter of 2007, with Legacy Partners in which we acquired a team of more than two dozen investment banking professionals and a pipeline of certain advisory transactions.

Institutional brokerage revenue from agency commissions and principal transactions increased 7.6% from $106.8 million in 2006 to $114.9 million in 2007 as a result of increases in trading volume due to our expansion of sales and trading personnel in 2007 and a reduction in trading losses. In addition, during 2006, our mortgage sales and trading activities contributed revenues net of interest expense of $3.3 million, reflecting $51.1 million in interest income, a net investment loss of $3.3 million and $44.5 million of interest expense. There was no comparable activity during 2007 as we sold our mortgage trading positions during the third quarter of 2006 and made a decision not to redeploy capital to this trading activity.

Asset management base management fees increased 16.9% from $20.1 million in 2006 to $23.5 million in 2007. The increase was primarily attributable to the increase in average net assets under management in 2007 due in large part to an increase in average mutual fund assets, primarily as a result of inflows to the FBR Focus Fund. Asset management incentive allocations and fees decreased 69.2% from $1.3 million in 2006 to $0.4 million in 2007 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $(332.7) million for 2007 compared to $68.0 million for 2006. The decrease in net revenues is primarily the result of a decrease in the interest spread and a decrease in net investment income from mortgage banking activities, as summarized below (dollars in thousands).

	For the year ended December 31,
	2007	2006
Net interest income	$108,153	$154,198
Net investment loss—principal investing	(221,956)	(184,552)
Dividend income	3,173	14,551
Net investment (loss) income—mortgage banking	(222,032)	83,786

	$(332,662)	$67,983

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	For the year ended December 31, 2007			For the year ended December 31, 2006
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$4,482,460	$261,619	5.84%	$3,727,748	$208,444	5.59%
Mortgage loans	4,098,342	275,186	6.72%	6,734,153	469,192	6.97%
Reverse repurchase agreements	—	—	—	151,950	8,442	5.48%

	$8,580,802	536,805	6.26%	$10,613,851	686,078	6.46%

Other(1)		15,569			6,542

		552,374			692,620
Repurchase agreements	$1,741,603	(93,067)	(5.27)%	$839,446	(43,867)	(5.15)%
Commercial paper	2,329,105	(127,070)	(5.38)%	2,610,719	(136,738)	(5.17)%
Mortgage financing credit facilities	594,555	(36,901)	(6.12)%	1,043,776	(61,221)	(5.79)%
Securitization	3,434,187	(208,615)	(5.99)%	5,593,131	(319,980)	(5.64)%
Derivative contracts(2)	—	21,432		—	23,384

	$8,099,450	(444,221)	(5.48)%	$10,087,072	(538,422)	(5.34)%

Net interest income/spread		$108,153	0.78%		$154,198	1.12%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

The change in the composition of the Company’s principal investment portfolio from 2006 to 2007 was due to the reduction in mortgage loan originations throughout the year as a result of the deterioration of the non-prime mortgage origination industry and a combination of principal repayments and the sale of securitized mortgage loan portfolio with no reinvestment in similar assets. As a result of the principal repayments and sale, the related securitization borrowings used to fund these investments likewise decreased significantly during the year, ending the year without such debt on our balance sheet.

As shown in the table above, net interest income decreased by $46.0 million from 2006 to 2007. This decrease was due to an decrease in the average balance of mortgage loans which have higher yields than those earned on our MBS portfolio offset by increased borrowing costs due to continued increases in short term interest rates. Amortization expense totaled $7.3 million in 2007 compared to $35.9 million in 2006. This decrease in amortization expense was a result of both the repositioning of the MBS portfolio during 2006 and 2007 and the reclassification of the mortgage loans held at the REIT from held for investment to held for sale during 2006.

Net interest income from the MBS portfolio increased by $3.9 million from $35.7 million in 2006 to $39.6 million in 2007 due to an increase in the net interest spread earned on the portfolio from 0.43% in 2006 to 0.46% in 2007.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $275.2 million with related interest expense of $222.2 million, resulting in net interest income of $53.0 million for the year ended December 31, 2007. This compared to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $477.6 million with related interest expense of $365.7 million, resulting in net interest income of $111.9 million for the year ended December 31, 2006. The decrease in net interest income in 2007 was the result of the decrease in average mortgage loans during 2007 reflecting the effects of principal repayments and the sale of securitized mortgage loan portfolio and the decrease in mortgage loan originations.

In addition to net interest income, the Company recorded $3.2 million in dividend income from its merchant banking equity investment portfolio in 2007 compared to $14.6 million during 2006. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The Company realized a net investment loss of $222.0 million during 2007 compared to net investment loss of $184.6 million in 2006. The following table summarizes the components of net investment loss (dollars in thousands):

	For the year ended December 31,
	2007	2006
Securitized mortgage loans held-for-sale—lower of cost or market adjustments	$(119,900)	$(149,823)
Available for sale and cost method securities—other-than-temporary impairments	(52,928)	(79,665)
Realized (losses)gains on sale of equity investments and mortgage-backed securities	(27,126)	39,164
Income from investments funds	2,789	3,244
(Losses)gains on investment securities—marked-to-market, net	(1,376)	4,994
Residual investment write-down	(3,602)	—
Other, net	(19,813)	(2,466)

	$(221,956)	$(184,552)

In determining the lower-of-cost or market value of the securitized mortgage loans, the Company considered various factors affecting the overall value of the portfolio, including but not limited to factors such as prepayment speeds, default rates, loss assumption, geographic locations, collateral values and mortgage insurance coverage. Based on such factors, the Company assessed the present value of expected loan cash flows considering the specific characters of each individual loan. Significant assumptions used by the Company in determining this value were supported by comparison to market date for similar portfolio sand transaction, when available. During the fourth quarter of 2007 the Company completed the sale of the securitized mortgage loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale transaction, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were transferred from the Company’s balance sheet. The Company recognized a gain from the sale of the securitized mortgage loans of $9.7 million in the fourth quarter of 2007 that is included in principal investing net investment loss. Considering other costs associated with the securitization trusts recognized during the fourth quarter of 2007, the sale did not have material impact on the Company’s operating results for the fourth quarter of 2007.

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized $20.5 million of other-than–temporary impairment charges in 2007 related to deterioration in credit quality on certain MBS investments during the second half of 2007. We recognized no comparable other-than-temporary impairments during 2006.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recognized other-than-temporary impairment charges of $32.4 million relating to marketable equity securities and cost method investments in 2007. In comparison, we recognized other-than temporary impairment charges of $79.7 million relating to marketable equity securities and cost method investments in 2006.

The realized losses recognized in 2007 were primarily the result of the liquidation of $5.8 billion of agency-backed MBS during the third quarter of 2007 and additional sales during 2007 at a loss of $52.7 million offset by net realized gains from the sale and exchange of merchant banking investments of $25.6 million. The realized gains of $39.2 million in 2006 related primarily to the sale of merchant banking investments.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges under SFAS 133. These derivatives primarily include hedges relating to the financing for certain MBS positions and the mortgage loan portfolio.

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments. See Note 4 to the financial statements for further information on investment funds, other gains and losses, as well as realized gains on sales of equity investments and mortgage-backed securities.

During the year ended December 31, 2007 and 2006, the Company sold $2.8 billion and $7.5 billion of loans, respectively. During 2007, the provision for losses increased significantly as compared to the prior year reflecting the effects of an industry-wide increase in requests for buy-backs of loans related to early pay defaults. The components of net investment income from mortgage banking activities are as follows (dollars in thousands):

	For the year ended December 31,
	2007	2006
Gross gain from loan sale transactions, including hedge activities	$15,518	$158,501
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(239,321)	(50,069)
Direct loan origination costs, net of fees earned	1,771	(24,646)

	$(222,032)	$83,786

Other revenues decreased 21.8% from $20.2 million in 2006 to $15.8 million in 2007 primarily due to a decrease in interest income related to warehouse financing as the Company did not engage in these activities in 2007.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings and short-term financing. These costs increased from $28.9 million in 2006 to $33.2 million in 2007, reflecting an increase in interest expense associated with the $60.0 million in short-term borrowings from Sun Capital in accordance with the Recapitalization Agreement.

Total non-interest expenses increased 44.2% from $586.6 million in 2006 to $846.1 million in 2007. This increase was caused by the following fluctuations in non-interest expenses:

Compensation and benefits expense increased 16.9% from $309.1 million in 2006 to $361.4 million in 2007. The increase in compensation expense was primarily attributable to the increase in variable compensation of $52.2 million as a result of increased investment banking revenues and commissions on institutional brokerage revenues, stock-based award compensation of $3.6 million for new issuances of FBR Capital Markets stock-based awards, and compensation costs associated with the expansion of our M&A and international capital markets businesses. These increases were offset by a decrease in compensation due to the reduction in head count at First NLC.

Professional services decreased 6.7% from $59.7 million in 2006 to $55.7 million in 2007 primarily due to a $9.9 million reduction in consulting and corporate legal costs offset by increases of $3.3 million in subadvisory fees and $2.9 million in investment banking deal expenses corresponding to increased investment banking revenues.

Business development expenses increased 3.1% from $42.2 million in 2006 to $43.5 million in 2007. This increase is primarily due to increased costs associated with capital raising activities consistent with the increase in investment banking revenue.

Clearing and brokerage fees increased 5.9% from $11.8 million in 2006 to $12.5 million in 2007. The increase is due to increased equity trading volumes.

Occupancy and equipment expense increased 4.4% from $50.1 million in 2006 to $52.3 million in 2007, including an increase of $0.9 million in depreciation expense from $13.5 million in 2006 to $14.4 million in 2007. This increase in depreciation was primarily attributable to upgrades of software for compliance initiatives.

Communications expense increased 17.6% from $24.4 million in 2006 to $28.7 million in 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflected the Company’s investment in it technology infrastructure including its data center and disaster recovery systems.

Other operating expenses decreased 8.1% from $89.4 million in 2006 to $82.2 million in 2007. This change was primarily due to the reduction of $20.5 million in servicing, administrative, and mortgage insurance costs as a result of the decrease in the average balance of our mortgage loan portfolio offset partially by $11.0 million in First NLC settlement costs related to the resolution of certain litigation.

In response to the deterioration in the non-prime mortgage industry, First NLC initiated various restructuring activities during the year ended December 31, 2007. For the year ended December 31, 2007, the Company recorded a charge of $101.7 million related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. This charge included a write-down of $65.0 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded estimated fair value of these assets. The remaining charge of $36.7 million primarily relates to the termination of employees and certain facility and equipment leases.

We recognized an impairment of goodwill associated with our principal investment segment of $108.0 million. This impairment was the result of continued losses generated by this segment over recent years as well as current market conditions affecting the activities of this segment. These factors have had a significant impact on the decline in fair value of the Company attributed to the principal investment segment resulting in a writedown of the goodwill balance to zero.

The total income tax provision changed from a $14.7 million tax benefit in 2006 to a $22.9 million tax expense in 2007 due to the current year income at the Company’s taxable REIT subsidiaries. Our tax provision relates to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 8.5% in 2007 as compared to 20% in 2006. The effective tax rate for the year ended December 31, 2007, represents adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and liabilities, differential in the book losses of a subsidiary compared to the tax loss, and differential in the book gain on sale of subsidiary stock compared to the tax gain. The effective tax rate for the year ended December 31, 2006, represents adjustments to statutory tax rates related to the gain on sale of subsidiary stock which is not taxable for federal purposes.

Minority interest in earnings (losses) of consolidated subsidiary of $0.8 million represents minority interest holder’s share of earning of FBR Capital Markets for the year ended December 31, 2007 as compared to $(2.8) million of minority interest associated with losses of a consolidated subsidiary for the year ended December 31, 2006.

Comparison of the Years Ended December 31, 2006 and 2005

Net loss decreased from a loss of $170.9 million in 2005 to a $67.3 million loss in 2006. The 2006 loss is primarily due to our decision as of September 30, 2006, to reclassify the mortgage loan portfolio held at the REIT from held for investment to held for sale. As a result of this change, we recorded our investment in this portfolio at the lower of cost or market, and consequently recognized a $149.8 million write-down in 2006. In addition, in 2006 we recognized other-than-temporary impairment write-downs of $79.7 million relating to certain investments in our merchant banking investment portfolio. The decrease in net loss from 2005 was also impacted by the gain recorded on the share issuance by FBR Capital Markets (described below), a decrease in principal investment write-downs and an increase in net interest income from principal investments. Conversely, the 2006 net loss reflected a significant reduction in capital raising revenues as compared to 2005 as well as reductions in dividends from principal investing activities and asset management fees.

These write-downs, reduced investment banking activities, asset management and returns were partially offset by a $121.5 million gain recorded as a result of the July 2006 share issuance by FBR Capital Markets, a holding company for the Company’s capital markets operations formed in the second quarter 2006. This gain represented the increase in value of the Company’s investment in FBR Capital Markets as a result of the share issuance and, based on the structure of the transaction, this gain was not taxable. Subsequent to the share issuance and as of December 31, 2006, the Company retained a 71.9% beneficial ownership interest in FBR Capital Markets.

In addition to the above, effective January 1, 2006, the Company adopted SFAS 123R. Pursuant to the provisions of SFAS 123R, we recorded $5.0 million of compensation expense related to share-based payments during 2006. The net loss in 2006 also included a $14.7 million tax benefit as compared to a $26.7 million income tax provision recorded in 2005.

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

Asset management base management fees decreased 33.7% from $30.3 million in 2005 to $20.1 million in 2006. The decrease was primarily attributable to the decrease in average net assets under management in 2006 as compared to 2005, due in large part to the closure and liquidation of certain hedge and offshore funds during the third and fourth quarters of 2005, as well as a decrease in mutual fund administrative fees. Asset management incentive allocations and fees decreased 31.6% from $1.9 million in 2005 to $1.3 million in 2006 as a result of fund performance during the period.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $68.0 million for 2006 compared to $(57.8) million for 2005. The increase in net revenues was primarily the result of a decrease in impairment charges, an increase in the interest spread and an increase in net investment income from mortgage banking activities, as summarized below (dollars in thousands).

	For the year ended December 31,
	2006	2005
Net interest income	$154,198	$131,567
Net investment loss—principal investing	(184,552)	(239,754)
Dividend income	14,551	36,622
Net investment income—mortgage banking	83,786	13,741

	$67,983	$(57,824)

In 2006, the Company made a determination in evaluating its investment strategy and its intent related to its held-for investment mortgage loan portfolio to reclassify these loans to held-for-sale. As a result of this change, the Company recorded its investment in this loan portfolio at the lower of cost or market and recognized a $149.8 million write-down in the value of these loans. The change in intent was primarily based on the strategy to redeploy the capital invested in that portfolio more rapidly to investments with higher earnings potential than if the portfolio were held to maturity. In addition, during 2006 we recognized other-than-temporary impairment losses of $79.7 million relating to merchant banking investments. The effects of these write-downs on the operating results for 2006 compared to operating results for 2005 which included a write-down in our mortgage-

backed securities portfolio of $180.1 million, net of hedging gains, and a separate write-down of $74.5 million relating to the Company’s merchant banking portfolio. The 2005 MBS portfolio write-down reflected the Company’s decision to reposition the portfolio to eliminate a negative spread on much of the portfolio.

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

As shown in the table above, net interest income increased by $22.6 million from 2005 to 2006. This increase was due to an increase in the average balance of mortgage loans which have higher yields than those earned on our MBS portfolio offset by increased borrowing costs due to continued increases in short term interest rates. Amortization expense totaled $35.9 million in 2006 compared to $85.5 million in 2005. This decrease in amortization expense was a result of both the repositioning of the MBS portfolio during 2006 and the reclassification of the mortgage loans held at the REIT from held for investment to held for sale.

Net interest income from the MBS portfolio increased by $9.6 million from $26.1 million in 2005 to $35.7 million in 2006 due to a increase in the net interest spread earned on the portfolio from 0.13% in 2005 to 0.43% in 2006.

Mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $477.6 million with related interest expense of $365.7 million, resulting in net interest income of $111.9 million for the year ended December 31, 2006. This compared to mortgage loan portfolio, mortgage banking and warehouse financing related interest income of $299.6 million with related interest expense of $194.2 million, resulting in net interest income of $105.4 million for the year ended December 31, 2005.

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

	For the year ended December 31,
	2006	2005
Securitized mortgage loans held-for-sale—lower of cost or market adjustments	$(149,823)	$—
Available for sale and cost method securities—other-than-temporary impairments	(79,665)	(74,452)
MBS portfolio—other-than-temporary impairments, net of hedging gains	—	(180,087)
Realized gains on sale of equity investments and mortgage-backed securities	39,164	12,286
Income from investments funds	3,244	62
Gains on investment securities—marked-to-market, net	4,994	1,362
Other, net	(2,466)	1,075

	$(184,552)	$(239,754)

The 2006 net investment loss was due primarily to the effects of reclassifying the portfolio of securitized loans held-for-investment to held-for-sale as of September 30, 2006, as well as other than temporary impairment losses relating to merchant banking investments. In determining the lower-of-cost or market value of the securitized mortgage loans, the Company considered various factors effecting the overall value of the portfolio, including but not limited, to factors such as prepayment speeds, default rates, loss assumptions, geographic locations, collateral values, and mortgage insurance coverage. The Company utilized the present value of expected cash flows considering the specific characteristics of each individual loan, aggregating the loans by specific securitization issuance, in determining the value of the portfolio. The Company also considered that these loans are collateral for securitization borrowings; therefore, taking into consideration the impact of any sale of the loan portfolio on the securitization borrowings, the related cash flows and the overall value of the residual interests in the securitization transactions that have been retained by the Company. Significant assumptions used by the Company in determining this value were supported by comparison to available market data for similar portfolios and transactions as well as a third party valuation of the residual interests in the securitization transactions.

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

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments. See Note 4 to the financial statements for further information on investment funds, other gains and losses, as well as realized gains on sales of equity investments and mortgage-backed securities.

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

The Company’s mortgage loan portfolio is comprised of loans predominately originated in 2005 and purchased by the Company in the second half of 2005 and therefore had a limited history. For the year ended December 31, 2006 and 2005, the Company’s average loans held for investment balance was $5.7 billion and $3.1 billion, respectively. For the year ended December 31, 2006 and 2005, the Company recorded provisions for loan losses relating to its portfolio of loans held for investment $15.7 million and $14.3 million, respectively. As discussed previously, the Company reclassified these loans to a held for sale category as of September 30, 2006.

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

Professional services decreased 10.4% from $66.6 million in 2005 to $59.7 million in 2006 primarily due to reductions in legal, corporate accounting and consulting costs in 2006 in part due to 2005 results including non-recurring costs associated with the integration of First NLC’s operations into the Company’s control structure. In addition, the change reflected decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Business development expenses decreased 9.4% from $46.6 million in 2005 to $42.2 million in 2006. This decrease is primarily due to a decrease in corporate business development costs, including advertising costs and costs associated with the Company’s sponsorship of the PGA TOUR’s FBR Open, as well as costs associated with investor conferences. In addition, the change reflected decreased costs associated with capital raising activities consistent with the decrease in investment banking revenue.

Clearing and brokerage fees increased 32.6% from $8.9 million in 2005 to $11.8 million in 2006. The increase was due to increased equity trading volumes as well as mortgage trading activity.

Occupancy and equipment expense increased 47.4% from $34.0 million in 2005 to $50.1 million in 2006, including an increase of $3.7 million in depreciation expense from $9.8 million in 2005 to $13.5 million in 2006. This overall increase was primarily due to the investments made in expanding and upgrading office space at our Arlington facilities, upgrades of technology, as well as an increase in costs associated with First NLC, reflecting the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition and an increase in First NLC’s office space to accommodate their increase in headcount related to expansion of its loan origination platform.

Communications expense increased 18.4% from $20.6 million in 2005 to $24.4 million in 2006 primarily due to increased costs related to market data and customer trading services as well as increased costs associated with First NLC, reflecting the inclusion of its activities for the entire 2006 period as compared to its inclusion in 2005 results from the date of acquisition.

Other operating expenses increased 26.4% from $70.7 million in 2005 to $89.4 million in 2006. This change was primarily due to an increase of approximately $20.4 million in servicing fees and insurance related to the mortgage loan portfolios.

The total income tax provision changed from a $26.7 million tax expense in 2005 to a $14.7 million tax benefit in 2006 due to the current year losses at the Company’s taxable REIT subsidiaries. Our tax provision related to income generated by our taxable REIT subsidiaries, and our effective tax rate relating to this income was 20% in 2006 as compared to 48% in 2005. The change in the effective tax rates was due primarily to the gain on sale of subsidiary stock which is not taxable for federal purposes (see Note 9 to the consolidated financial statements).

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. Our primary sources of funds for liquidity have historically consisted of borrowings under repurchase agreements, commercial paper borrowings, securitization financings, principal and interest payments on mortgage-backed securities and mortgage loans, dividends on equity securities, proceeds from sales of securities and mortgage loans, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, internally generated funds, borrowing capacity through margin accounts and under repurchase agreements, and future issuances of common stock, preferred stock, or debt. Due to the crisis in the sub-prime mortgage market, the liquidity and credit market experienced unprecedented disruptions in 2007. As a result, the availability of third-party sources of liquidity, including short-term commercial paper borrowings, was limited as of December 31, 2007.

Cash Flows

As of December 31, 2007, the Company’s cash and cash equivalents totaled $692.4 million representing a net increase in the balance of $502.4 million for the year ended December 31, 2007. The increase was primarily attributable to the sale of mortgaged-backed securities at FBR Capital Markets with the proceeds being reinvested in money market funds as well as sales of MBS at the REIT. Of the $692.4 million of cash and cash equivalents, $383.6 million was held by FBR Capital markets and $9.9 million was held at First NLC. The Company’s use of the funds held by FBR Capital markets would be subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors.

Cash used in operating activities during 2007 was offset by net cash inflows of $6.6 billion from investing activities and net cash outflows of $6.9 billion from financing activities. Cash provided by operating activity was attributable to the reduction in the non-securitized mortgage loans originated by First NLC and cash provided by operating activities from FBR Capital Markets. Furthermore, cash provided by investing activities and used in financing activities reflect reductions in the MBS with respect to this portfolio during 2007.

Specifically, our investing activities during 2007, included proceeds from sales of, and receipt of principal payments from, mortgage-backed securities totaling $10.0 billion. These cash inflows were offset by $5.0 billion of mortgage-backed securities purchases. The Company’s 2007 investing activities did not include any new investments in mortgage loans to be held for investment. Similarly, the Company’s financing activities reflected net repayments of commercial paper and repurchase agreement borrowings of $5.3 billion and $1.5 billion of securitization financing repayments.

As of December 31, 2006, the Company’s cash and cash equivalents totaled $190.0 million representing a net decrease in the balance of $48.7 million for the year then ended. The decrease was primarily attributable to the $143.0 million of cash used in operating activities during the year. The cash used in operating activities was primarily driven by an increase in First NLC’s mortgage loan inventory of $340 million during 2006. This use of cash in mortgage banking was offset by operating net cash inflows from capital markets related to the sale of fixed income trading positions and cash inflows related to operating assets of our principal investment segment.

Sources of Funding

We believe that our existing cash balances, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances, or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed our ready sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. As discussed above, due to the crisis in the sub-prime mortgage market, the liquidity and credit market experienced unprecedented disruptions in 2007. As a result, availability in third-party sources of liquidity was limited as of December 31, 2007.

In April 2007, we terminated a $180 million, 364-day senior secured credit agreement with various financial institutions that we entered into in October 2006. There were no borrowings outstanding under this facility at any time during 2007. We were not required to pay any termination fee or penalty as a result of the termination.

As of December 31, 2007, the Company’s indebtedness totaled $2.3 billion, which resulted in a leverage ratio (debt to equity) of 6 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements borrowings with several financial institutions and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings, Inc. (TRS Holdings). Such long-term debt issuances have totaled $317.5 million. These long term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable, in whole or in part, without penalty after five years. As of December 31, 2007, we had $323.6 million of long-term corporate debt.

On July 25, 2007, the Company entered into a recapitalization agreement with an affiliate of Sun Capital. The recapitalization agreement resulted in the investment by Sun Capital and the Company of $60 million and $15 million, respectively, on a pari passu basis, subject to terms and conditions set forth in the recapitalization agreement and other related agreements. These investments are treated as convertible debt of First NLC. As of December 31, 2007, the outstanding short term borrowing balance was $64.0 million, including accrued interest of $3,981. This debt has an interest rate of 15% per annum and is non-recourse to the Company. As a result of the First NLC bankruptcy proceedings commenced on January 18, 2008 and discussed elsewhere in this report on Form 10-K, the recapitalization of First NLC will not close. Pursuant to the terms of a loan agreement entered into in connection with the recapitalization agreement, any recovery from First NLC or its assets in respect of the convertible debt investments in First NLC made by Sun Capital and us in the third quarter of 2007 will be shared 80% by Sun Capital and 20% by us, notwithstanding whether Sun Capital’s or our convertible debt investment has been converted into equity of First NLC.

Georgetown Funding is, a special purpose Delaware limited liability company, organized for the purpose of issuing extendable commercial paper notes in the asset-backed commercial paper market and entering into reverse repurchase agreements with us and our affiliates. We serve as administrator for Georgetown Funding’s commercial paper program. All of Georgetown Funding’s transactions are conducted with the Company. Through our administration agreement, and repurchase agreements we are the primary beneficiary of Georgetown Funding and consolidate this entity for financial reporting purposes. The extendable commercial paper notes issued by Georgetown Funding are rated A1+/P1 by Standard & Poor’s and Moody’s Investors Service, respectively. Our Master Repurchase Agreement with Georgetown Funding enables us to finance up to $12 billion of mortgage-backed securities. There were no short-term commercial paper borrowings issued by Georgetown Funding and outstanding as of December 31, 2007. In addition, current conditions in the credit markets may make it impracticable for us to obtain short-term commercial paper financing for our MBS portfolio in the future.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of agency-backed MBS and agency CMOs. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 1.00% to 1.40% based on the nature of the mortgage collateral.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., a margin call), which may take the form of additional securities or cash. Margin calls on repurchase agreements collateralized by our MBS investments primarily result from events such as declines in the value of the underlying mortgage collateral caused by factors such as rising interest rates or prepayments. Margin calls on repurchase agreements collateralized by our mortgage loans primarily result from events such as declines in the value of the underlying mortgage collateral caused by interest rates, prepayments, and/or the deterioration in the credit quality of the underlying loans.

To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter increases in interest rates or prepayments, margin calls on our repurchase agreements could result in a manner that could cause an adverse change in our liquidity position.

The following table provides information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities (dollars in thousands).

	December 31, 2007			December 31, 2006
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)
Outstanding balance	$—	$1,681,822	$62,555	$3,971,389	$2,116,813	$942,517
Weighted-average rate	—	5.00%	6.16%	5.41%	5.34%	6.05%
Weighted-average term to maturity	—	20.0 days	NA	18.3 days	21.9 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Assets

Our principal assets have historically consisted of MBS, non-conforming mortgage loans, cash and cash equivalents, receivables, and long-term investments, and securities held for trading purposes. As of December 31, 2007, liquid assets consisted primarily of cash and cash equivalents of $692.4 million. Cash equivalents consisted primarily of money market funds invested in debt obligations of the U.S. government. In addition, we held $1.8 billion in MBS, $65.1 million in non-conforming mortgage loans, $169.3 million in long-term investments, $19.1 million in trading securities, a receivable due from servicer of $1.4 million at December 31, 2007. The Company’s total assets decreased from $13.4 billion at December 31, 2006 to $2.9 billion as of December 31, 2007. The decline in total assets reflects the effects of the sale of the securitized mortgage loan portfolio and net sales of available-for-sale MBS during 2007.

Long-term investments have primarily consisted of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner and our investment in RNR II (QP), LP (a partnership we do not manage). Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

As of December 31, 2007, our mortgage-backed securities portfolio was comprised primarily of fixed-rate agency-backed MBS as compared to adjustable-rate mortgages and hybrid-ARM securities in 2006. The total par and fair value of the portfolio was $1.8 billion. As of December 31, 2007, the weighted average coupon of the portfolio was 5.77%. Our non-conforming mortgage loans were comprised substantially of hybrid-ARMs. As of December 31, 2007, the principal balance of the non-conforming mortgage loan portfolio was $109.3 million and the weighted average coupon was 8.46%. Substantially all of these loans were held by the First NLC and were sold subsequent to year end 2007 at amounts that approximated their December 31, 2007 book value.

The actual yield on the MBS is affected by the price paid to acquire the investment. Our cost basis in MBS is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. The MBS portfolio had a premium of $1.0 million (0.06% of the unpaid par value) as of December 31, 2007.

Net unrealized gains related to our merchant banking investments that was included in accumulated other comprehensive gain in our balance sheet totaled $3.4 million as of December 31, 2007. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is other than temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of FINRA (formerly the National Association of Securities Dealers, Inc.). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of December 31, 2007, FBR & Co. had total regulatory net capital of $102.4 million, which exceeded its required net capital of $5.0 million by $97.4 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

During 2007, we declared dividends as specified in the following table.

Declaration Date	Record Date	Payment Date	Dividends Per Share
September 17, 2007	September 28, 2007	October 31, 2007	$0.05
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

On December 21, 2007, we announced that our Board of Directors had decided not to pay a cash dividend to our shareholders for the fourth quarter of 2007, concluding at that time that the repurchase of our Class A common stock represented a better use of our financial resources than the payment of cash dividends. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt(1)	$970	$970	$970	$970	$—	$319,695	$323,575
Minimum rental and other contractual commitments	24,508	24,611	21,042	23,039	20,235	41,992	155,427
Capital commitments(2)	—	—	—	—	—	—	—

	$25,478	$25,581	$22,012	$24,009	$20,235	$361,687	$479,002

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through FBR TRS Holdings. Based on the 3-month LIBOR of 5.00% as of December 31, 2007, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317.5 million of long-term debt securities would be approximately $24.2 million for the year ending December 31, 2008. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	The table above excludes $3.8 million of uncalled capital commitments as of December 31, 2007 to various investment partnerships that may be called over the next ten years. This commitment was $6.0 million at December 31, 2006. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called.

The Company also has short term repurchase agreement liabilities of $1.7 billion as of December 31, 2007. See Note 7 to the financial statements for further information.

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

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is primarily subject to interest-rate risk as a result of its principal investment activities. Historically, the Company also was subject to interest rate risk as a result of its mortgage banking activities. Through its principal investment activities, the Company invests in agency-backed MBS and agency CMOs and finances those investments with repurchase agreement and commercial paper borrowings, both of which are interest rate sensitive financial instruments. Current conditions in the credit markets may make it impracticable for us to obtain short-term commercial paper financing for our agency-backed MBS and agency CMOs. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to interest rate fluctuations primarily through the use of interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparties to the Company’s derivative agreements at December 31, 2007 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the mortgage-backed securities may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s derivative instruments, including economic hedges and instruments designated as cash flow hedges. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for mortgage-backed securities, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts.

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

The table that follows shows the expected change in fair value for the Company’s current mortgage-backed securities (primarily agency-backed MBS and, to a lesser extent, private-label MBS at December 31, 2007), remaining mortgage loans held by First NLC, and derivatives related to the Company’s principal investing activities under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at December 31, 2007.” Management’s estimate of change in value for mortgage loans and mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For mortgage-backed securities, the estimated change in value is based on an assumed duration of 0.35.

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

	Value at December 31, 2007	Value at December 31, 2007 with 100 basis point increase in interest rates	Percent Change	Value at December 31, 2007 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$1,791,480	$1,784,314	(0.40)%	$1,796,854	0.30%
Mortgage loans	65,074	65,074	—	65,074	—
Derivative assets	3,514	13,231	276.53%	850	(75.81)%
Other	1,084,887	1,084,887	—	1,084,887	—

Total assets	2,944,955	$2,947,506	0.09%	$2,947,665	0.09%

Liabilities
Repurchase agreements and commercial paper	$1,744,377	$1,744,377	—	$1,744,377	—
Derivative liabilities	3,558	541	(84.80)%	8,836	148.35%
Other	560,268	560,268	—	560,268	—

Total liabilities	2,308,203	2,305,186	(0.13)%	2,313,481	0.23%
Minority interest	243,061	243,061	—	243,061	—
Shareholders’ equity	393,691	399,259	1.41%	391,123	(0.65)%

Total liabilities and shareholders’ equity	$2,944,955	$2,947,506	0.09%	$2,947,665	0.09%

Book value per share	$2.61	$2.65	1.41%	$2.60	(0.65)%

As shown above, the Company’s portfolio of mortgage-backed securities generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates.

Other

The value of our direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, certain of the companies are exposed to risks similar to those identified above as being applicable to our own investments in mortgage-backed securities. Additionally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which we invest has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of the companies in which we have invested.

Equity Price Risk

The Company is exposed to equity price risk as a result of its investments in marketable equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of December 31, 2007 (dollars in thousands, except per share amounts).

	Value at December 31, 2007	Value of Equity at December 31, 2007 with 10% Increase in Price	Percent Change	Value of Equity at December 31, 2007 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$28,688	$31,557	10.00%	$25,819	(10.00)%
Equity method investments	30,620	33,682	10.00%	27,558	(10.00)%
Investment securities-marked to market	7,743	8,517	10.00%	6,969	(10.00)%
Other long-term investments	1,239	1,363	—	1,115	—
Trading securities-equities	19,057	20,963	10.00%	17,151	(10.00)%
Other	2,857,608	2,857,608	—	2,857,608	—

Total assets	$2,944,955	$2,953,690	0.30%	$2,936,220	(0.30)%

Liabilities	$2,308,203	$2,308,203	—	$2,308,203	—

Minority Interest	$243,061	$245,766	1.11%	$240,356	(1.11)%
Shareholders’ Equity
Common stock	1,519	1,519	—	1,519	—
Paid-in-capital	1,468,801	1,468,801	—	1,468,801	—
Accumulated other comprehensive income	(12,846)	(9,977)	22.33%	(15,715)	(22.33)%
Accumulated retained deficit	(1,063,783)	(1,060,622)	0.30%	(1,066,944)	(0.30)%

Total shareholders’ equity	393,691	399,721	1.53%	387,661	(1.53)%

Total liabilities and shareholders’ equity	$2,944,955	$2,953,690	0.30%	$2,936,220	(0.30)%

Book value per share	$2.61	$2.65	1.53%	$2.57	(1.53)%

Except to the extent that the Company sells its marketable equity securities or other long term investments, or a decrease in their fair value is deemed to be other than temporary, an increase or decrease in the fair value of those assets will not directly affect the Company’s earnings, however an increase or decrease in the value of equity method investments, investment securities-marked to market, as well as trading securities will directly effect the Company’s earnings.

High Yield and Non-Investment Grade Debt and Preferred Securities

We may from time-to-time underwrite, trade, invest in, and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities. As of December 31, 2007, we have not underwritten, traded in or made a market in a material amount of these securities.

Off-Balance Sheet Arrangements

Loan Sales and Securitizations

We have historically been a party to various transactions that have an off-balance sheet component. In connection with whole loan sales to unaffiliated third parties, and in connection with mortgage loans securitized in off balance sheet transactions, our subsidiaries involved in originating or acquiring mortgage loans have made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. Generally, while neither the bondholders in the securitization transactions nor the purchasers of whole loans have recourse to us in the event that the transferred loans do not perform as expected, such parties do have recourse to us in the event of a breach of any such representations and warranties, and in the case of whole loan sales, if a borrower fails to make one or more of the first loan payments due on the loan. Specifically, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the documents evidencing the transfer of the mortgage loans and such defaulted loans. Additionally, in the context of whole loan sales, our subsidiaries are subject to premium recapture expenses. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to purchasers of previously sold loans that are repaid within a specified period subsequent to sale. From time to time, we have been required to repurchase loans that we sold.

The Company maintains a liability reserve for its repurchase agreement and premium recapture obligations. The reserve is increased through charges to the gain (loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. As of December 31, 2007, this reserve balance was $9.6 million. During 2007, we recorded provisions of $47.3 million and charge-offs of $61.1 million to this reserve.

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

Principal Investing Segment Marketable Securities

The Company accounts for its long-term investments in mortgage-backed securities and marketable equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), SFAS 115 requires that investments in debt securities be designated at the time of acquisition as “held-to-maturity,” “available-for-sale” or “trading,” and investments in equity securities be designated as either “available-for-sale” or “trading.” Nearly all of the Company’s long-term mortgage-backed securities and marketable equity securities are designated as available-for-sale and are carried at their estimated fair values with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss, a component of stockholders’ equity. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

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

The Company evaluates available-for-sale securities and equity securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our mortgage-backed securities and our long-term investments in marketable equity securities can fluctuate significantly. In evaluating these investments for other than temporary impairment consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, which for MBS may be maturity. If it is determined that an investment impairment is other than temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings (as opposed to through other comprehensive income in the case of marketable equity securities, as such temporary changes in fair value would be).

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment is other than temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

For the year ended December 31, 2007, the Company recorded other-than-temporary impairment write downs of $20.5 million in the MBS portfolio. The fair value of investments in the mortgage-backed securities portfolio totaled $1.8 billion and the net unrealized loss with respect to these investments was $2.3 million as of December 31, 2007.

Regarding the Company’s investments in marketable equity securities, as part the assessments performed at each reporting period during 2007, the Company recorded other than temporary impairment write downs of $10.4 million. The equity security write downs related primarily to investments in the non-prime mortgage sector. As of December 31, 2007, the Company’s investments in marketable equity securities totaled $28.7 million and the net unrealized gain recorded in other comprehensive income and gain with respect to these investments was $3.4 million.

Accounting for Mortgage Loans Held-for-Sale

Mortgage loans originated by First NLC and other purchased loans that the Company intends to sell to third parties are classified as held for sale and are carried at the lower of cost or market value.

For mortgage loans held for sale, the Company determines fair value based on third party pricing quotes when available, current investor commitments and/or requirements for loans of similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. Such models incorporate aggregated characteristics of groups of loans including, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

As of December 31, 2007, the principal balance of non-conforming mortgage loans held for sale was $109.3 million. Substantially all of these loans were sold subsequent to year end 2007 at amounts that approximated their December 31, 2007 book value.

Accounting for Securitization Activities

Historically, the Company issued asset-backed securities through securitization trusts to fund a portion of the Company’s non-conforming residential mortgage loan portfolio. Although these securitizations were structured legally as sales, the Company accounted for the securitizations as either “sales” or “financing” transactions depending on the structure of the securitization, in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). The transfers of loans are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when (1) the loan has been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loan, and (3) the Company does not maintain effective control over the transferred loan through either

(a) an agreement that both entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return the specific loan. For the sales securitizations, the Company derecognized the loans transferred into the securitization and recorded retained financial and servicing assets or liabilities, if any, and recognized gain or loss on sale from the transaction. For financing securitizations, the trusts did not meet the various qualifying special purpose entity criteria under SFAS 140 and the Company had a continuing interest. Accordingly, the Company recorded the loans held as collateral as assets and the asset-backed securities as debt liabilities.

When the Company sold mortgage loans in securitizations, it may have retained one or more interests in the securitization receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair value, quoted market prices were used, if available. However, quotes are generally not available for retained interests, so the Company generally estimated fair value based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

The Company completed one securitization in 2007 and accounted for the securitization as a sale. The Company also retained certain residual interests in the securitization. Prospectively, at the present time, the Company does not intend to issue asset-backed securities through securitizations.

Valuation of Private and Restricted Public Company Investments

The private investment funds that we manage record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market (in the case of privately held companies) or due to contractual or regulatory restrictions on disposition (in the case of publicly held companies). In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private Company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold.

The Company evaluates its investments in equity securities of non-public companies and its restricted investments in publicly traded securities at each reporting date or more frequently when economic or market concerns warrant such evaluation. In evaluating these investments for other than temporary impairment consideration is given to the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As part of the assessments performed at each reporting period during 2007, for investments carried at cost, the Company recorded other than temporary impairment write downs of $22.1 million. These write downs related primarily to investments in the non-prime mortgage sector. As of December 31, 2007, the Company’s investments in equity securities accounted for under the cost method investments totaled $82.6 million.

Goodwill and Other Intangible Assets

We account for our intangible assets related to acquired mutual fund management contracts ($9.8 million) (see Note 6 to the consolidated financial statements) as well as our previous intangible assets which had consisted of goodwill recorded as a result of the merger with FBR Asset ($108 million as of December 31, 2006) and acquisition of First NLC ($54.7 million as of December 31, 2006) and a broker relationship intangible ($10.8 million as of December 31, 2006) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill recorded is not amortized but is tested at least annually for impairment. The values of acquired management contracts and broker relationships are amortized in proportion to their expected economic benefit of 15 years and 10 years, respectively, and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

During 2007, as a result of the deterioration in the non-prime industry, we recorded impairment charges relating to the goodwill and broker relationship intangible, both recorded as part of our acquisition of First NLC, which reduced these balances to zero. In addition, in performing our impairment assessment of the goodwill recorded in our principal investing segment as a result of the merger with FBR Asset, we determined based on the continued losses recorded in this segment, the significance of these losses as well as current market conditions affecting these activities, that this goodwill balance should be reduced to zero as of December 31, 2007.

Interest Income

Interest income includes contractual interest payments adjusted for the amortization of premiums and discounts and other deferred costs in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS 91). Interest on loans from borrowers not expected to service the debt and interest on loans that are contractually past due 90 or more days is charged-off, or an allowance is established based upon management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until the borrower’s ability to make periodic interest and principal payments is adequate, in which case the loan is returned to accrual status.

Hedging Activities

In the normal course of the Company’s operations and to hedge the interest rate risk associated with its short-and long-term borrowings, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS 133. These instruments include interest rate caps, Eurodollar futures contracts, and interest rate swaps. In general, certain of these derivatives have qualified for hedge accounting treatment, and are accounted for as cash flow or fair value hedges. These derivatives are intended to provide income and cash flow to offset potential for reduced net interest income and cash flow under certain interest rate environments.

A key element to qualify for hedge accounting is the maintenance of adequate documentation of the hedging relationship and the Company’s risk management objective and strategy for undertaking the hedge. To qualify, on the date a derivative instrument agreement is entered into, the derivative and its hedging relationship are identified, designated and documented.

In accounting for such derivatives as cash flow hedges, the fair values of the Company’s derivative instruments are included on the consolidated balance sheets. To the extent these hedges are effective, changes in the fair value of derivative instruments are reported in accumulated other comprehensive income and reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows. Changes in the fair value of derivative instruments related to hedge ineffectiveness and activity not qualifying for hedge treatment are recorded in current period earnings. As of December 31, 2007, the Company recorded deferred losses of $14.1 million related to cash flow hedges in other comprehensive income and loss. If these derivatives failed to qualify as cash flow hedges, the total amount deferred would be recorded to earnings.

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

Deferred tax assets and liabilities for our taxable REIT subsidiaries represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more likely than not that they will not be realized. As of December 31, 2007, the Company had net deferred tax assets of $14.9 million. Based on our evaluation, we are currently maintaining a $54.2 million valuation allowance for deferred tax assets, primarily relating to losses recorded at First NLC.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). This Statement is effective for the fiscal years that beginning after November 15, 2007 with early adoption permitted. The Company did not elect the fair value option for any existing assets or liabilities as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), ”Business Combinations” (SFAS 141R). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 160 on our consolidated financial statements.

In June, 2007, the AICPA issued Statement of Position (SOP) No. 07-1, Clarification of the Scope of the Audit and Accounting Guide to Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 was expected to be effective for the fiscal years beginning on or after December 15 2007. However, the FASB issued a proposal to delay the effective date indefinitely.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-K, our management carried out an evaluation, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2007, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed under the supervision of the firm’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Changes In Internal Control Over Financial Reporting

There has been no change in our company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10, of this report on Form 10-K will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11, of this report on Form 10-K, will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Part III, Item 12, of this report on Form 10-K, will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13, of this report on Form 10-K will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14, of this report on Form 10-K will be provided in our 2008 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The Friedman Billings Ramsey Group, Inc. consolidated financial statements for the year ended December 31, 2007, filed as part of this Form 10-K, are incorporated by reference into this Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)

•	Consolidated Balance Sheets—Years ended 2007 and 2006 (page F-4)

•	Consolidated Statements of Operations—Years ended 2007, 2006 and 2005 (page F-5)

•	Consolidated Statements of Changes in Shareholder’s Equity—Years ended 2007, 2006 and 2005 (page F-6)

•	Consolidated Statements of Cash Flows—Years ended 2007, 2006 and 2005 (page F-7)

•	Notes to Consolidated Financial Statements (page F-8)

(2) Financial Statement Schedules. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Title
2.01	Agreement and Plan of Merger dated as of November 14, 2002, by and among the Registrant, FBR Asset Investment Corporation and Forest Merger Corporation (incorporated by reference to Annex A to the joint proxy statement/prospectus which is a part of Amendment No. 4 to the Registration Statement on Form S-4 (File No. 333-101703))

3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003).

3.02	Bylaws, amended as of March 20, 2007 (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed on May 10, 2007).

4.01	Form of Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.02	Form of Senior Indenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.03	Form of Senior Debt Security (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.04	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.05	Form of Subordinated Debt Security (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (File No. 333-107731)).

10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement filed on April 29, 2004).*

10.02	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107)).*

Exhibit Number	Exhibit Title
10.03	FBR Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.03 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).*

10.04	Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107)).*

10.05	Key Employee Incentive Plan (incorporated by reference to Exhibit 10.08 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107)).*

10.06	Agreement between Friedman Billings Ramsey Group, Inc., FBR Capital Management, Inc., Orkney Holdings, Inc., Friedman, Billings, Ramsey Investment Management, Inc. and Chevy Chase Bank, F.S.B. (incorporated by reference to Exhibit 10.09 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.07	Securities Purchase Agreement, dated as of January 10, 2005, by and among Friedman, Billings, Ramsey Group, Inc., FNLC Financial Services, Inc., NLC Financial Services, LLC, Neal S. Henschel, Jeffrey M. Henschel, Benjamin Henschel, Andrew Henschel and Sun Mortgage Partners, L.P. (incorporated by reference to Exhibit 10.08 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.8	Letter Agreement, dated as of June 22, 2006, by and among the Registrant, FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2006).

10.9	Contribution Agreement, dated July 20, 2006, by and between FBR TRS Holdings, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2006).

10.10	Corporate Agreement, dated July 20, 2006, by and between FBR Capital Markets Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2006).

10.11	Management Services Agreement, dated as of July 20, 2006, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2006).

10.12	Services Agreement, dated as of July 20, 2006, by and between Friedman, Billings, Ramsey Group, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 26, 2006).

10.13	Tax Sharing Agreement, dated as of July 20, 2006, by and between the FBR TRS Holdings, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 26, 2006).

10.14	Trademark License Agreement, dated as of July 20, 2006, by and between Friedman, Billings, Ramsey Group, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 26, 2006).

10.15	Investment Agreement, dated as of July 19, 2006, by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC and FBR Capital Markets Corporation and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 26, 2006).

10.16	Governance Agreement, dated as of July 20, 2006, by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC, FBR TRS Holdings, Inc. and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on July 26, 2006).

Exhibit Number	Exhibit Title
10.17	Voting Agreement, dated as of July 20, 2006, by and among by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC, FBR Capital Markets Corporation, FBR TRS Holdings and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on July 26, 2006).

10.18	Professional Services Agreement, dated as of July 20, 2006, by and between Crestview Advisors L.L.C. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on July 26, 2006).

10.19	Registration Rights Agreement, dated as of July 20, 2006, by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on July 26, 2006).

10.20	Stock Option Agreement, dated as of July 20, 2006, by and between FBR Capital Markets Corporation and Forest Holdings LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on July 26, 2006).

10.21	Stock Option Agreement, dated as of July 20, 2006, between FBR Capital Markets Corporation and Forest Holdings (ERISA) LLC (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on July 26, 2006).

10.22	FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on July 26, 2006).*

10.23	Form of FBR Capital Markets Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on July 26, 2006).*

10.24	Form of FBR Capital Markets Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on July 26, 2006).*

10.25	FBR Capital Markets Corporation 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on March 1, 2007).*

10.26	Amendment No. 1 to Corporate Agreement, dated April 5, 2007, between the FBR Capital Markets Corporation and Friedman, Billings Ramsey Group. Inc.†

10.27	Amendment No. 1 to Management Services Agreement, dated April 5, 2007, between FBR Capital Markets Corporation and Friedman Billings Ramsey Group, Inc.†

10.28	2007 Employee Stock Purchase Plan, amended as of April 23, 2007.*†

10.29	Recapitalization Agreement, dated as of July 25, 2007, by and among Friedman, Billings, Ramsey Group, Inc., FNLC Financial Services, Inc., NLC Holding Corp. and First NLC Financial Services, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007).

10.30	Loan and Security Agreement, dated as of July 25, 2007, by and among First NLC Financial Services, LLC, as Borrower, NLC Holding Corp., as Lender, FNLC Financial Services, Inc., as Lender, Friedman, Billings, Ramsey Group, Inc., for the limited purpose of any fraud claims, and NLC Holding Corp., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007).

10.31	Amendment No. 1 to FBR Capital Markets Corporation 2006 Long-Term Incentive Plan.*†

11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8 and Note 2 to the Registrant’s Consolidated Financial Statements on page F-19).

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.†

Exhibit Number	Exhibit Title
21.01	List of Subsidiaries of the Registrant.†

23.01	Consent of PricewaterhouseCoopers LLP.†

24.01	Power of Attorney (included on the signature page to this report on Form 10-K and incorporated by reference herein)†

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.01	Form of resolution of the Board of Directors of FBR Capital Markets Corporation with respect to the FBR Capital Markets Director Stock Purchase Plan.†

99.02	Form of Subscription Agreement with respect to the FBR Capital Markets Director Stock Purchase Plan.†

*	Management agreement or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN BILLINGS RAMSEY GROUP, INC.

Date: February 29, 2008	By:	/s/ ERIC F. BILLINGS
Eric F. Billings Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric F. Billings and Kurt R. Harrington and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ J. ROCK TONKEL, JR. J. ROCK TONKEL, JR.	President, Chief Operating Officer and, Director	February 29, 2008

/s/ KURT R. HARRINGTON KURT R. HARRINGTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ ROBERT J. KIERNAN ROBERT J. KIERNAN	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ DANIEL J. ALTOBELLO DANIEL J. ALTOBELLO	Director	February 29, 2008

/s/ PETER A. GALLAGHER PETER A. GALLAGHER	Director	February 29, 2008

/s/ STEPHEN D. HARLAN STEPHEN D. HARLAN	Director	February 29, 2008

/s/ RUSSELL C. LINDNER RUSSELL C. LINDNER	Director	February 29, 2008

/s/ RALPH S. MICHAEL III RALPH S. MICHAEL III	Director	February 29, 2008

/s/ WALLACE L. TIMMENY WALLACE L. TIMMENY	Director	February 29, 2008

/s/ JOHN T. WALL JOHN T. WALL	Director	February 29, 2008

FINANCIAL STATEMENTS OF FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

Index to Friedman, Billings Ramsey Group, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Friedman, Billings, Ramsey Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

McLean, Virginia

February 29, 2008

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$692,360	$189,956
Restricted cash	14,166	132
Receivables:
Due from servicer	1,434	64,740
Interest	7,060	68,981
Other	66,863	83,528
Investments:
Mortgage-backed securities, at fair value	1,791,480	6,870,661
Loans held for sale, net	65,074	5,367,934
Long-term investments	169,274	185,492
Trading securities, at fair value	19,057	18,180
Due from clearing broker	—	28,999
Derivative assets, at fair value	3,514	36,875
Goodwill	—	162,765
Intangible assets, net	9,837	21,825
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $34,014 and $36,841, respectively	30,451	44,111
Prepaid expenses and other assets	74,385	208,339

Total assets	$2,944,955	$13,352,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$206	$202
Commercial paper	—	3,971,389
Repurchase agreements	1,744,377	3,059,330
Derivative liabilities, at fair value	3,558	44,582
Dividends payable	—	8,743
Interest payable	2,991	12,239
Accrued compensation and benefits	57,000	57,227
Due to clearing broker	7,059	—
Accounts payable, accrued expenses and other liabilities	105,456	81,819
Short term-loan borrowing	63,981	—
Securitization financing, net	—	4,486,046
Long-term debt	323,575	324,453

Total liabilities	2,308,203	12,046,030

Minority Interest	243,061	135,443
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 139,266,465 and 161,487,096 shares issued, respectively	1,393	1,615
Class B Common Stock $0.01 par value, 100,000,000 shares authorized 12,616,249 and 13,225,249 shares issued and outstanding, respectively	126	132
Additional paid-in capital	1,468,801	1,562,485
Accumulated other comprehensive loss, net of taxes	(12,846)	(15,136)
Accumulated deficit	(1,063,783)	(378,051)

Total shareholders’ equity	393,691	1,171,045

Total liabilities and shareholders’ equity	$2,944,955	$13,352,518

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Investment banking:
Capital raising	$282,619	$190,187	$356,753
Advisory	34,063	24,148	17,759
Institutional brokerage:
Principal transactions	10,152	5,814	17,950
Agency commissions	104,792	101,009	82,778
Mortgage trading interest	—	51,147	30,859
Mortgage trading net investment loss	—	(3,301)	(3,820)
Asset management:
Base management fees	23,549	20,093	30,348
Incentive allocations and fees	401	1,327	1,929
Principal investment:
Interest	501,130	594,879	549,832
Net investment loss	(221,956)	(184,552)	(239,754)
Dividends	3,173	14,551	36,622
Mortgage banking:
Interest	51,245	88,662	78,007
Net investment (loss) income	(222,032)	83,786	13,741
Other	15,808	20,154	22,302

Total revenues	582,944	1,007,904	995,306
Interest expense	477,437	611,800	546,313
Provision for loan losses	—	15,740	14,291

Revenues, net of interest expense and provision for loan losses	105,507	380,364	434,702

Non-interest expenses:
Compensation and benefits	361,355	309,065	331,492
Professional services	55,741	59,722	66,550
Business development	43,518	42,150	46,648
Clearing and brokerage fees	12,514	11,820	8,882
Occupancy and equipment	52,302	50,051	34,044
Communications	28,690	24,398	20,634
Other operating expenses	82,246	89,377	70,679
Impairment of goodwill	162,765	—	—
Restructuring charges	46,985	—	—

Total non-interest expenses	846,116	586,583	578,929

Operating loss	(740,609)	(206,219)	(144,227)
Other income:
Gain on sale of subsidiary shares	104,062	121,511	—

Loss before taxes and minority interest	(636,547)	(84,708)	(144,227)
Income tax provision (benefit)	22,932	(14,682)	26,683
Minority interest in earning (loss) of consolidated subsidiary	774	(2,751)	—

Net loss	$(660,253)	$(67,275)	$(170,910)

Basic and diluted loss per share	$(3.95)	$(0.39)	$(1.01)

Dividends declared per share	$0.15	$0.50	$1.22

Basic and diluted weighted average shares outstanding	166,974,997	171,667,179	169,333,013

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compensation, net	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Loss
Balances, December 31, 2004	143,967,205	$1,440	24,929,599	$249	$1,483,640	$(4,890)	$(16,863)	$(38,162)	$153,110	$1,578,524

Net loss	—	—	—	—	—	—	—	—	(170,910)	(170,910)	$(170,910)
Conversion of Class B shares to Class A shares	11,449,350	114	(11,449,350)	(114)	—	—	—	—	—	—
Issuance of Class A common stock	3,956,928	40	—	—	63,211	—	1,261	—	—	64,512
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	1,149	—	—	—	1,149
Interest on employee stock purchase and loan plan	—	—	—	—	277	(277)	—	—	—	—
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $1,978)	—	—	—	—	—	—	—	39,481	—	39,481	39,481
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(2,296)	—	(2,296)	(2,296)

Comprehensive loss											$(133,725)

Dividends	—	—	—	—	—	—	—	—	(206,290)	(206,290)

Balances, December 31, 2005	159,373,483	$1,594	13,480,249	$135	$1,547,128	$(4,018)	$(15,602)	$(977)	$(224,090)	$1,304,170

Net loss	—	—	—	—	—	—	—	—	(67,275)	(67,275)	$(67,275)
Reclassification of deferred compensation to additional paid-in capital	—	—	—	—	(15,602)	—	15,602	—	—
Conversion of Class B shares to Class A shares	255,000	3	(255,000)	(3)	—	—	—	—	—	—
Issuance of Class A common stock	1,858,613	18	—	—	20,793	—	—	—	—	20,811
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	4,203	—	—	—	4,203
Interest on employee stock purchase and loan plan	—	—	—	—	197	(197)	—	—	—	—
Stock compensation expense for stock options and employee stock purchase plan	—	—	—	—	4,976	—	—	—	—	4,976
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $458)	—	—	—	—	—	—	—	10,463	—	10,463	10,463
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(24,622)	—	(24,622)	(24,622)

Comprehensive loss											$(81,434)

Other	—	—	—	—	5,005	—	—	—	—	5,005
Dividends	—	—	—	—	—	—	—	—	(86,686)	(86,686)

Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$—	$(15,136)	$(378,051)	$1,171,045

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Loss	Retained Accumulated Deficit	Total	Comprehensive Loss
Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$(15,136)	$(378,051)	$1,171,045

Net loss	—	—	—	—	—	—	—	(660,253)	(660,253)	(660,253)
Reclassification of employee stock loan receivable to additional paid-in-capital	—	—	—	—	(12)	12	—	—	—
Conversion of Class B shares to Class A shares	609,000	6	(609,000)	(6)	—	—	—	—	—
Issuance of Class A common stock	1,143,608	11	—	—	1,259	—	—	—	1,270
Forfeitures of Class A common stock	(329,811)	(3)			(2,020)				(2,023)
Repurchase of Class A common	(23,643,428)	(236)			(109,541)				(109,777)
Stock compensation expense for stock options and employee stock purchase plan					1,052				1,052
Amortization of Class A common shares issued as stock-based awards					7,055				7,055
Equity in issuance of subsidiary common shares to employees	—	—	—	—	8,511		—	—	8,511
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $(206))	—	—	—	—	—	—	(12,169)	—	(12,169)	(12,169)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $ 1,257)	—	—	—	—	—	—	14,459	—	14,459	14,459

Comprehensive loss										$(657,963)

Dividends	—	—	—	—	—	—	—	(25,479)	(25,479)

Balances, December 31, 2007	139,266,465	$1,393	12,616,249	$126	$1,468,801	$—	$(12,846)	$(1,063,783)	$393,691

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(660,253)	$(67,275)	$(170,910)
Non-cash items included in net loss—
Impairment of goodwill and intangible assets	173,014	—	—
Provisions for loan losses, including loss provisions on loan sales and lower of cost or market valuation adjustments on held for sale mortgage loans	319,620	209,237	33,202
Gain on sale of subsidiary stock	(104,061)	(121,511)	—
Incentive allocations and fees and net investment loss from long-term investments and mortgage portfolios	61,519	40,263	256,706
Depreciation and amortization	17,177	18,116	14,163
Other	85,075	57,075	66,001
Changes in operating assets:
Receivables—
Due from servicer	70,006	64,838	(128,745)
Interest receivable	61,327	14,634	(33,770)
Other	16,547	(25,447)	(22,756)
Due from clearing broker	36,058	42,065	24,182
Origination and purchases of loans held for sale, net of fees	(2,195,782)	(7,604,602)	(5,020,507)
Cost basis on sale and principal repayments of loans held for sale	2,926,495	7,233,744	4,451,045
Trading securities	(2,363)	995,123	(1,024,894)
Prepaid expenses and other assets	19,512	(15,971)	11,765
Reverse repurchase agreements related to broker-dealer activities	—	147,918	(147,918)
Changes in operating liabilities:
Trading account securities sold but not yet purchased	4	(150,345)	133,371
Repurchase agreements related to broker-dealer activities, net	—	(929,363)	929,363
Accounts payable and accrued expenses	(34,320)	(29,003)	(35,527)
Accrued compensation and benefits	11,798	(22,457)	(31,470)

Net cash provided by (used in) operating activities	801,373	(142,961)	(696,699)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(4,989,056)	(7,924,138)	(1,971,957)
Proceeds from sales of mortgage-backed securities	9,212,338	8,165,979	1,394,261
Receipt of principal payments on mortgage-backed securities	766,132	892,101	3,965,138
Proceeds of reverse repurchase agreements, net	—	135,902	47,469
Purchases of long-term investments	(133,220)	(49,479)	(72,145)
Proceeds from sales of long-term investments	133,650	208,648	94,602
Purchases and originations of loans held for investment, including loans reclassified to held for sale	—	(1,289)	(7,646,625)
Receipt of principal payments from loans held for investment, including loans reclassified to held for sale	1,302,896	2,108,137	751,506
Proceeds from sales of loans held for investment reclassified to held for sale	—	351,662	99,159
Proceeds from sales of real estate owned	153,431	36,155	—
Proceeds from residual interest in securitization	6,154	—	—
Purchases of fixed assets	(15,910)	(11,571)	(32,025)
Proceeds from sale of subsidiary stock	205,643	—	—
Purchase of First NLC Financial Services, LLC, net of cash	—	—	(64,912)
Other	(500)	—	—

Net cash provided by (used in) investing activities	6,641,558	3,912,107	(3,435,529)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	195,000
Repayments of long-term debt	(970)	(970)	(970)
(Repayments of) proceeds from repurchase agreements, net	(1,314,952)	1,290,432	(2,181,478)
Repayments of commercial paper, net	(3,971,390)	(3,025,561)	(297,999)
Proceeds from short-term borrowings	60,000	—	—
Repayments of temporary subordinated loan	—	(75,000)	(200,000)
Proceeds from temporary subordinated loan	—	—	275,000
Proceeds from sale of subsidiary stock, net of issuance costs	4,326	259,738	—
Dividends paid	(34,218)	(112,774)	(237,333)
Proceeds from issuance of common stock	483	4,700	5,632
Repurchase of common stock and subsidiary stock	(122,794)	—	—
Proceeds from securitization financing, net	—	34,782	7,140,458
Repayments of securitization financing	(1,545,417)	(2,197,355)	(512,376)
Payments for purchases of derivatives with financing element	(15,595)	—	(62,371)
Proceeds from the issuance of derivatives with financing element	—	—	21,760
Proceeds from repayment of employee stock loan receivable	—	4,203	1,149

Net cash (used in) provided by financing activities	(6,940,527)	(3,817,805)	4,146,472

Net increase (decrease) in cash and cash equivalents	502,404	(48,659)	14,244
Cash and cash equivalents, beginning of year	189,956	238,615	224,371

Cash and cash equivalents, end of year	$692,360	$189,956	$238,615

Supplemental Cash Flow Information:
Cash payments for interest	$505,558	$632,048	$543,185
Cash payments for taxes	$44,710	$7,897	$50,622

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

The Company conducts mortgage-backed securities (MBS) and merchant banking investment business at the parent company REIT level. Through its qualified REIT subsidiary, MHC I, Inc. (MHC), a wholly owned subsidiary of FBR Group, the Company invested in non-conforming mortgage loans. In December 2007, the Company sold its securitized non-conforming mortgage loan portfolio. As of December 31, 2007, MHC did not hold mortgage loans financed by asset-backed securities.

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

FBR & Co. and FBRIS are registered broker-dealers and members of the National Association of Securities Dealers, Inc. They act as introducing brokers and forward all transactions to clearing brokers on a fully disclosed basis. FBR & Co. and FBRIS do not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBR & Co.’s capital raising and advisory activities were concentrated primarily on consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology, media and telecommunications sectors.

FBRIM is a registered investment adviser that manages and acts as general partner, managing member or manager of various proprietary hedge and private equity funds. FBRIM also manages separate investment accounts. FBRFA is a registered investment adviser that manages The FBR Family of Funds.

In December 2004, FBR formed FNLC to assist in the acquisition of First NLC Financial Services, LLC (First NLC). In February 2005, the Company consummated the acquisition of First NLC (see Note 12). First NLC originates, acquires, underwrites and funds non-conforming mortgage loans secured primarily by single-family residences, then sells those loans to institutional loan purchasers or to MHC for retention in the Company’s mortgage loan portfolio. On January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (see Note 19).

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Nature of Operations

The Company’s principal business activities, including investing as principal in MBS, merchant banking opportunities, capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments, and venture capital and other asset management services, are all linked to the capital markets.

Through First NLC and MHC, the Company conducted investment activities in non-conforming mortgage loans. Historically, the Company originated, acquired, financed and sold non-conforming mortgage loans. Non-conforming mortgage loans include loans to borrowers who do not meet the conforming underwriting guidelines of Fannie Mae, Freddie Mac or Ginnie Mae because of higher loan-to-value ratios, the nature or absence of income documentation, limited credit histories, high levels of consumer debt, past credit difficulties or other factors. Non-conforming loans also include loans to more creditworthy borrowers where the size of the loan exceeds conforming underwriting guidelines. The Company financed these investments through warehouse repurchase agreements and issuance of long-term asset-backed securities.

The Company has historically invested in MBS and mortgage loans that, together with the Company’s other real estate-related assets represent qualifying REIT assets under the U.S. federal tax code. The portfolio of residential mortgage-backed assets is managed to provide a risk-adjusted return on capital. The Company principally invested in fixed-rate MBS as of December 31, 2007 as compared to adjustable-rate and hybrid-ARM MBS as of December 31, 2006. The Company financed these investments primarily by entering into repurchase agreements with broker dealers and through Georgetown Funding, LLC, an asset-backed commercial paper program that it administers. The Company also invested in merchant banking opportunities, including equity securities, mezzanine debt and senior loans.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology, media and telecommunications sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in the Company’s areas of focus.

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

Concentration of Risk

A substantial portion of the Company’s investment banking revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2007, 2006, and 2005, investment banking revenue accounted for 300.2%, 56.3%, and 86.2%, respectively, of the Company’s revenue net of interest expense.

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

Use of Estimates

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although, we base our estimates and assumptions on historical experience, when available, market information, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2007 and 2006, approximately 91% and 58%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

Restricted Cash

Restricted cash includes amounts required to be held in escrow accounts for future settlement of certain First NLC related liabilities of the Company.

Mortgage Loans Held-for-Sale

Mortgage loans originated by First NLC and other purchased loans that the Company intends to sell to third parties are classified as held for sale and are carried at the lower of cost or market value.

For mortgage loans held for sale, the Company determines fair value based on third party pricing quotes when available, current investor commitments and/or requirements for loans of similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. Such models incorporate aggregated characteristics of groups of loans including, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

Securitizations

Historically, the Company issued asset-backed securities through securitization trusts to fund a portion of the Company’s mortgage loan portfolio. Although these securitizations were structured legally as sales, the

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Company accounted for the securitizations as either “sales” or “financing” transactions, depending on the structure of the securitization, in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). The transfers of loans are accounted for as sales, when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when (1) the loan has been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loan, and (3) the Company does not maintain effective control over the transferred loan through either (a) an agreement that both entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return the specific loan. For the sales securitizations, the Company derecognized the loans transferred into the securitization and recorded retained financial and servicing assets or liabilities, if any, and recognized gain or loss on sale from the transaction. For financing securitizations, the trusts did not meet the various qualifying special purpose entity criteria under SFAS 140 and the Company had a continuing interest. Accordingly, the Company recorded the loans held as collateral as assets and the asset-backed securities as debt liabilities.

When the Company sold mortgage loans in securitizations, it may have retained one or more interests in the securitization receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Fair value was determined based on quoted market prices, if available. However, quotes are generally not available for retained interests, so the Company generally estimated fair value on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions—credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

Securities and Principal Investments

Mortgage-backed security transactions are recorded as purchases and sales on the date the securities are settled unless the transaction qualifies as a regular-way trade, in which case the transactions are accounted for as purchases or sales on a trade date basis. Any amounts payable or receivable for unsettled trades are recorded as “securities sold” or “securities purchased” in the consolidated balance sheets.

Long-term investments in marketable equity securities and MBS are held in non-broker-dealer entities and are classified as either available-for-sale or trading investments pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the consolidated statements of operations. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

Although, the Company generally intends to hold its mortgage-backed securities until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise.

The Company evaluates available-for-sale securities and investments in equity securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our long-term investments in

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

marketable equity securities designated as available for sale can fluctuate significantly. In evaluating these investments for other than temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other than temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings.

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment of a marketable equity security is other than temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

Investments in proprietary investment funds including hedge, private equity and venture funds, in which the Company is the general partner or has a significant limited partner interest, managing member or manager, are included in long-term investments and accounted for using the equity method and the Company’s proportionate share of income or loss (including realized and unrealized gains and losses) is reflected in net investment income on principal investments in the statements of operations.

Trading securities and long term investments owned by the Company’s broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses from trading securities are reflected in principal transactions in the consolidated statements of operations. Realized and unrealized losses from such long term investments are reflected in net investment income on principal investments in the statements of operations.

Realized gains and losses on sales of non-mortgage-backed securities are determined using the specific identification method. Realized gains and losses on mortgage-backed securities transactions are determined based on average cost. Declines in the value of available-for-sale investments below the Company’s cost basis that are determined to be other than temporary are reclassified from accumulated other comprehensive income (loss) and included in net investment income (loss) on principal investments in the consolidated statements of operations. Declines in the value of cost method investments below the Company’s basis that are determined to be other than temporary are included in net investment income (loss) on principal investments in the consolidated statement of operations.

Substantially all financial instruments used in the Company’s trading and investing activities are carried at fair value. Fair value is based generally on listed market prices or broker- dealer price quotations. The fair value of the Company’s mortgage-backed securities is based on market prices provided by certain independent dealers who make markets in these financial instruments. The fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market transaction. To the extent that prices are not readily available, fair value is based on internal valuation models and estimates made by management, as discussed below. These fair value amounts and estimates are subject to change based on changes in market conditions. Accordingly, it is reasonably possible that such fair values will change in the near term based on market conditions.

In connection with certain capital raising transactions, the Company has received and holds warrants for the stock of the issuing companies, which are generally exercisable at the respective offering price of the transaction. These instruments are accounted for as derivatives with changes in fair value recorded to net investment income under SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities,” as amended

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

(SFAS 133). Similarly, the Company may receive and hold shares of the issuing companies. For restricted warrants and shares, including private company warrants and shares, these investments by their nature, have limited or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value may be made if there are third-party transactions evidencing a change in value. Downward adjustments also may be made, in the absence of third-party transactions, if the Company determines based on valuation models and estimates that the expected realizable value of the investment is less than the carrying value. In reaching that determination, the Company may consider factors such as, but not limited to, the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy. Due to the restrictions on the warrants and the underlying securities, and the subjectivity of these valuations, these warrants may have nominal values. The Company values warrants to purchase publicly traded stocks, where the restriction periods have lapsed, using an option valuation model.

Receivable/Payable with Clearing Broker

The Company clears all of its proprietary and customer transactions through another broker-dealer on a fully disclosed basis. Based on the terms and conditions of the Company’s agreements with its clearing broker, the amount of the receivable/payable from the clearing broker represents cash on hand with the clearing broker plus proceeds from unsettled securities sold less amounts payable for unsettled securities purchased by the Company. The amounts payable are collateralized by securities owned by the Company.

Hedging Activities

In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS 133. The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its short- and long-term borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities and mortgage loans. These derivative instruments include interest rate caps, Eurodollar futures contracts, and interest rate swaps. Certain of these derivatives have qualified for hedge accounting treatment, and are accounted for as cash flow or fair value hedges. These derivatives are intended to provide income and cash flow to offset the potential for reduced net interest income and cash flow under certain interest rate environments.

A key element to qualify for hedge accounting is the maintenance of adequate documentation of the hedging relationship and the Company’s risk management objective and strategy for undertaking the hedge. To qualify, on the date a derivative instrument agreement is entered into, the derivative and its hedging relationship are identified, designated and documented.

The Company’s derivative instruments are recorded on the consolidated balance sheets at fair value. For derivative instruments designated as cash flow hedges, the changes in the fair value of the derivative instruments are reported in accumulated other comprehensive income (loss) to the extent the hedges are effective and reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows. For derivative instruments designated as fair value hedges, the changes in the fair value of the derivative instruments are reported in current period earnings and the hedged item is adjusted for changes in the fair value attributable to the hedged risk which are also reported in current period earnings. Changes in the fair value of derivative instruments related to hedge ineffectiveness and activity not qualifying for hedge treatment are recorded in current period earnings.

The Company documents the relationships between hedging instruments and hedged items, as well as the Company’s risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the balance sheet or related exposures. The

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

When hedge accounting is discontinued for cash flow hedges, the derivative will continue to be recorded on the consolidated balance sheet at its fair value, until terminated. The effective position previously recorded remains in accumulated other comprehensive income and continues to be reclassified to earnings in the periods in which the earnings are affected by the hedged cash flows; however, changes in the fair value of an ineffective hedge subsequent to the date it was determined to be ineffective are recognized in the current period earnings.

If the hedged risk is extinguished or is not probable of occurring, the Company typically terminates any applicable hedges and recognizes any remaining unrealized gain (loss) included in the accumulated other comprehensive income (loss) balance to income or expense. However, if the Company continues to hold the derivatives, they continue to be recorded on the consolidated balance sheet at fair value with any changes being recorded to current period earnings.

Intangible Assets

The Company accounts for its intangible assets consisting of goodwill recorded as a result of the merger with FBR Asset and acquisition of First NLC (see Note 12), acquired mutual fund management contracts and broker relationships acquired in connection with the First NLC acquisition (see Note 12) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill recorded is not amortized but is tested at least annually for impairment. The values of acquired management contracts and broker relationships are amortized in proportion to their expected economic benefit of 15 years and 10 years, respectively, and tested for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written-down to its fair value.

Furniture, Equipment, Software and Leasehold Improvements

Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life or lease term. Amortization of purchased software is recorded over the estimated useful lives of three to five years.

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

Asset Management Revenues

The Company records two types of asset management revenue:

(1) Certain of the Company’s subsidiaries act as investment advisers and receive management fees for the management of proprietary investment funds and mutual funds, based upon the amount of capital committed or assets under management. This revenue is recognized over the period in which services are performed and is recorded in base management fees in the Company’s consolidated statements of operations.

(2) The Company also receives incentive income based upon the operating results of the funds. Incentive income represents a share of the gains in the investment, and is recorded in incentive allocations and fees in the consolidated statements of operations. The Company recognizes incentive income from the funds based on what would be due to the Company if the fund terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. The Company may therefore reverse previously recorded incentive allocation in future periods.

Interest Income

Interest income includes contractual interest payments adjusted for the amortization of premiums and discounts and other deferred costs in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Directs Costs of Leasing” (SFAS No. 91). Interest on loans from borrowers not expected to service the debt and interest on loans that are contractually past due 90 or more days is charged-off, or an allowance is established based upon management’s periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until the borrower’s ability to make periodic interest and principal payments is adequate, in which case the loan is returned to accrual status.

Gain (Loss) on Sale of Loans, Net

Gain (loss) on sale of loans is the difference between the sale proceeds and the net carrying amount of the loans less a provision for repurchase and premium recapture obligations and is recorded in mortgage banking net investment income in the consolidated statements of operations. Gain on sale of loans is recognized when the Company transfers ownership of the loan to the purchaser and the funds are collected. Loan sales are on a servicing-released basis. The Company reduces its gain on sale of loans to record liabilities (1) for loans sold which may be required to be repurchased due to breaches of representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan and (2) for premium recapture in instances where the sold loan is repaid within a specified period subsequent to sale.

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

Investment Funds

The Company’s subsidiary FBRIM, through various wholly-owned limited liability corporations, is the general partner, managing member, or manager of various hedge and private equity funds. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a simple majority vote of the unaffiliated limited partners or non-managing members. Accordingly, the Company accounts for its investments in these entities using the equity method of accounting.

The Company records allocations for its proportionate share of the earnings or losses of certain hedge and private equity funds. Income or loss allocations are recorded in net investment income on principal investments in the consolidated statements of operations. The funds record their investments at fair value with changes in fair value reported in the funds’ earnings at each reporting date. Accordingly, capital accounts at each reporting date include all applicable allocations of the funds’ realized and unrealized gains and losses.

The private investment funds are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

Compensation

A significant component of compensation expense relates to incentive bonuses. Incentive bonuses are accrued based on the contribution of key business units using certain pre-defined formulas. The Company’s compensation accruals are reviewed and evaluated on a quarterly basis.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). The Company adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. SFAS 123R requires companies to recognize expense in the income statement for the grant-date fair value of awards of equity instruments to employees. Pursuant to SFAS 123R, expense is recognized over the period during which employees are required to provide service. The expense is recorded using an estimated forfeiture of awards on the date of grant, rather than recognizing forfeitures as incurred as was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the modified prospective transition method, compensation cost is recognized after the date of adoption for the portion of outstanding awards granted prior to the adoption of SFAS 123 for which service has not yet been rendered. In addition, under the modified prospective transition method, results for year ended December 31, 2005 were not restated.

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

In addition, as a result of adopting SFAS 123R, certain balance sheet amounts associated with share-based compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no effect on our total equity. Effective January 1, 2006, deferred compensation (representing unearned costs of restricted stock awards) and Common stock issuable are presented on a net basis as a component of Additional paid-in capital.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation in accordance with SFAS 123. Pursuant to SFAS 123, the Company continued to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation expense was recorded for the difference, if any, between the fair market value of the common stock on the date of grant and the exercise price of the option.

Sales of Subsidiary Shares

The Company accounts for sales of stock by its subsidiaries in accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock of a Subsidiary” (SAB 51). Pursuant to SAB 51, the Company recognizes gains and losses on issuances of subsidiary stock in the statement of operations.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	166,975	166,975	171,667	171,667	169,333	169,333
Stock options (in thousands)	—	—	—	—	—	—

Weighted average common and common equivalent shares outstanding	166,975	166,975	171,667	171,667	169,333	169,333

Net loss applicable to common stock	$(660,253)	$(660,253)	$(67,275)	$(67,275)	$(170,910)	$(170,910)

Loss per common share	$(3.95)	$(3.95)	$(0.39)	$(0.39)	$(1.01)	$(1.01)

As of December 31, 2007, 2006 and 2005, respectively, 1,001,637, 2,925,643 and 3,740,068 options to purchase shares of common stock were outstanding. See Note 13 for detail of total stock options outstanding.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value, establishes a framework and hierarchy of fair value measurements, and expands disclosures about fair value measurements. This statement emphasizes that companies should use a market-based approach using similar assumptions that market participants would use in their assessment of the fair value of an asset or liability. These assumptions should include, but are not limited to, risks associated with the asset or liability and restrictions on the sale or use of the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, entities will be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). This Statement is effective for the fiscal years that beginning after November 15, 2007 with early adoption permitted. The Company did not elect the fair value option on any existing assets and liabilities as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141 (R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 160 on our consolidated financial statements.

In June 2007, the AICPA issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide to Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (SOP 07-1). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide Investment Companies must be applied by an entity and whether those accounting principles must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 was expected to be effective for the fiscal years beginning on or after December 15, 2007. However, the FASB issued a proposal to delay the effective date indefinitely.

Note 3. FBR Capital Markets Corporation Offering and Sale of FBR Capital Markets Shares:

On July 20, 2006, the Company closed a private offering to institutional investors by its newly formed taxable REIT subsidiary, FBR Capital Markets, and a concurrent private placement by FBR Capital Markets to two affiliates of Crestview Partners, a New York-based private equity firm (Crestview). These transactions in the aggregate resulted in the sale of 18,000,000 shares of common equity for $270,000 by FBR Capital Markets. Cash proceeds to FBR Capital Markets, after deducting a placement fee payable to an affiliate of Crestview with respect to the shares purchased by the Crestview affiliates and other costs, were $259,738. In connection with the transactions, the Company contributed to FBR Capital Markets the subsidiaries which had historically operated its capital markets business, including investment banking and institutional brokerage, and its asset management business. These subsidiaries include FBR & Co., FBRIL, FBRIM and FBR Fund Advisors. As a result of these transactions, the Company retained a beneficial 71.9% ownership interest in FBR Capital Markets, and will continue to consolidate FBR Capital Markets for financial reporting purposes.

In addition, in connection with this private placement, pursuant to the guidance in SAB 51, the Company adopted an accounting policy to recognize gains and losses on issuances of subsidiary stock in the consolidated statements of operations. Accordingly, in July 2006, the Company recognized a net gain of $121,511 related to the sale of the FBR Capital Markets shares. The gain represents the increase in the value of the Company’s investment in FBR Capital Markets as a result of the share issuance. Based on the structure of the transaction, this gain was not taxable.

As part of these transactions, the Company and FBR Capital Markets entered into a series of agreements, including a contribution agreement, a corporate agreement, a services agreement, a management services agreement, a trademark license agreement and a tax sharing agreement. In addition, FBR Capital Markets and the Company entered into a series of agreements with affiliates of Crestview, including an investment agreement, a governance agreement, a voting agreement, a registration rights agreement, a professional services agreement

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

and option agreements to purchase additional shares. Pursuant to the option agreements, affiliates of Crestview may purchase up to 2,600,000 shares of FBR Capital Markets stock. Based on the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock,” and the terms and conditions of these options, they have been accounted for as permanent equity.

Minority interest represents shares of common stock of FBR Capital Markets issued to outside investors. As of December 31, 2007 and December 31, 2006, 30,725,926 shares and 18,000,000 shares, respectively, of the total number of outstanding shares of FBR Capital Markets common stock, of 64,058,975 and 64,000,000 shares, respectively, were issued to outside investors and not subject to forfeiture under share-based award agreements.

In June 2007, FBR TRS Holdings, a wholly-owned taxable REIT subsidiary of the Company, sold 12,666,951 shares of FBR Capital Markets common stock through an initial public offering. The Company received $205,643 in net proceeds from the transaction based on a per share price of $15.81. As a result of this transaction, the Company’s ownership in FBR Capital Markets was reduced to 33,333,049 shares. As of December 31, 2007, the Company, through FBR TRS Holdings, owned approximately 52% of FBR Capital Markets’ outstanding common stock.

During the twelve months ended December 31, 2007, FBR Capital Markets repurchased 1,000,000 shares of its outstanding shares for a total of $13,017. See also Note 13 for additional information on FBR Capital Markets’ share repurchase program.

Note 4. Investments:

Institutional Brokerage Trading Account Securities

Trading securities owned and trading account securities sold, but not yet purchased, consisted of securities at fair value as of the dates indicated:

	December 31,
	2007		2006
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Corporate equity securities	$18,787	$154	$17,567	$200
Corporate bond securities	270	52	613	2

	$19,057	$206	$18,180	$202

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Principal Investments

Mortgage-related securities and long-term investments consisted of the following as of the dates indicated:

	December 31, 2007	December 31, 2006
Mortgage-related investments:
Available for sale securities:
Fannie Mae	$101	$3,343,756
Freddie Mac	1,493,615	2,543,311
Ginnie Mae	—	35,949

	1,493,716	5,923,016
Private-label securities(1)	297,764	944,955

Total available for sale securities(2)	1,791,480	6,867,971
Trading securities:
Freddie Mac	—	2,690

Total mortgage-backed securities	1,791,480	6,870,661

Loan held for sale, net:
Securitized	—	4,416,338
Non-securitized (financed through short-term mortgage financing facilities)	65,074	951,596

Total loans held for sale, net(3)	65,074	5,367,934

Total mortgage-related investments	1,856,554	12,238,595

Long-term investments
Merchant banking:
Marketable equity securities	28,688	90,655
Non-public equity securities	82,581	50,233
Preferred equity investment	2,500	2,500
Investments funds	30,620	26,121
Residual interest in securitization	15,903	—
Investment securities—marked to market	7,743	12,623
Other investments	1,239	3,360

Total long-term investments	169,274	185,492

Total mortgage-related and long-term investments	$2,025,828	$12,424,087

(1)	Private-label mortgage-backed securities held by the Company as of December 31, 2007 and December 31, 2006 were primarily rated A- or higher by Standard & Poors. As of December 31, 2007, private-label mortgage-backed securities rated AAA accounted for 96% of the balance.
(2)	The Company’s MBS portfolio was primarily comprised of fixed-rate MBS as of December 31, 2007 as compared to primarily adjustable-rate MBS as of December 31, 2006. The weighted-average coupon of the available-for-sale portfolio at December 31, 2007 and 2006 was 5.77% and 6.05%, respectively.
(3)	The weighted-average coupon of the Company’s mortgage loan portfolio held for sale at December 31, 2007 and 2006 was 8.46% and 7.46%, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Mortgage-Backed Securities and Long Term Investments

The Company’s available-for-sale securities consist primarily of mortgage-backed securities and equity investments in publicly traded companies. In accordance with SFAS 115, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities as of December 31, 2007 and 2006 were:

	2007
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1):
Available-for-sale	$1,793,742	$1,316	$(3,578)	$1,791,480
Marketable equity securities	25,333	3,370	(15)	28,688

	$1,819,075	$4,686	$(3,593)	$1,820,168

(1)	The amortized cost of MBS includes a net premium of $1,025 at December 31, 2007.

	2006
	Amortized Cost/Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(2):
Available-for-sale	$6,863,356	$12,805	$(8,190)	$6,867,971
Trading	2,690	—	—	2,690
Marketable equity securities	82,905	10,050	(2,300)	90,655

	$6,948,951	$22,855	$(10,490)	$6,961,316

(2)	The amortized cost of MBS includes a net premium of $57,499 at December 31, 2006.

The following table provides further information regarding the duration of unrealized losses as of December 31, 2007:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$288,488	$(3,578)	$284,910	$—	$—	$—
Marketable equity securities	3,101	(15)	3,086	—	—	—

	$291,589	$(3,593)	$287,996	$—	$—	$—

During 2007, the Company evaluated its portfolio of mortgage-backed securities for impairment. The securities in the Company’s mortgage-backed securities portfolio are primarily the mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The Company does not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments and the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity. The value of the remaining non-agency mortgage-backed securities rated below AAA have been impacted severely as a result of the liquidity and non-prime mortgage market crisis during the year. The Company deemed these declines in the value of the non-agency mortgage-backed securities to be other-than-temporary; therefore, the Company recognized $20,481 in impairment losses in principal investing net investment loss in the consolidated statements of operations.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The Company also evaluated its portfolio of marketable equity securities for impairment. For each of the securities with unrealized losses, at each reporting period the Company reviewed the underlying cause for the impairments, as well as the severity and durations of the impairments. The Company evaluated the near term prospects for each of the investments in unrealized loss positions in relation to the severity and duration of the impairment. Based on the severity and duration of certain of these unrealized losses, the Company recognized impairment losses on these investments because they are considered other-than-temporarily impaired. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $10,357, $63,252 and $57,290 of such other-than-temporary impairment losses in the consolidated statements of operations relating to marketable equity securities with a basis of $14,981, $114,129, and $132,818, respectively. Regarding the remaining marketable equity securities in unrealized loss positions as of December 31, 2007 and 2006, based on the Company’s evaluation, considering the limited severity and duration of these unrealized losses and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of the cost basis, the Company does not consider these investments to be other-than-temporarily impaired.

The Company will continue to evaluate these investments at each reporting period end. If the Company determines at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive loss and recognized as a loss in the consolidated statement of operations at the time the determination is made.

For investments carried at cost, at each reporting date, the Company evaluates its portfolio for such investments for impairment including consideration of the severity and duration of factors affecting the fair value of these investments. During the years ended December 31, 2007, 2006 and 2005, the Company recorded impairment losses of $22,090, $13,913 and $17,162, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $39,447, $32,388, and $39,050, respectively. The Company also recorded $-0-, $2,500 and $-0- impairment losses during 2007, 2006, and 2005 respectively, reflecting the Company’s evaluation of the estimated fair value of a preferred equity investment. These impairment losses were due to circumstances arising during the respective years that had an adverse effect on the fair values of these securities.

During 2007 the Company received $9,578,168 from sales of mortgage-backed securities resulting in gross gains and losses of $9,005 and $(61,717), respectively, and received $122,436 from sales of marketable equity securities resulting in gross gains and losses of $40,265 and $(12,661), respectively. Included in MBS sold and the related gains and losses are $503,258 of MBS purchases and classified as trading during the year ended December 31, 2007. The Company recognized losses of $94 on these trading securities during the year ended December 31, 2007. During 2006, the Company received $10,977,609 from sales of mortgage-backed securities resulting in gross gains and losses of $31,855 and $(8,618), respectively, and received $133,564 from sales of marketable equity securities resulting in gross gains and losses of $26,434 and $(12), respectively. Included in MBS sold in 2006 and the related gains and losses are $2,456,185 of MBS purchased and classified as trading during the year. The Company recognized realized gain of $13,733 on trading securities during 2006.

As of December 31, 2007 and 2006, $1,778,524 and $6,441,886 (each representing fair value excluding principal receivable), respectively, of the mortgage-backed securities were pledged as collateral for repurchase agreements and commercial paper borrowings. In addition, $-0- and $36,475, of principal and interest receivables related to the securities collateralizing commercial paper borrowings have also been pledged as collateral for those borrowings as of December 31, 2007 and 2006, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Accumulated Other Comprehensive Income (Loss)

The following provides detail of the amounts included in accumulated other comprehensive loss and reclassified to earnings during the specified periods.

	Year ended December 31,
	2007	2006	2005
Beginning balance	$(15,137)	$(977)	$(38,162)
Net unrealized investment losses during the period:
Net unrealized holding losses, net of taxes	(37,843)	(17,128)	(221,296)
Reclassification adjustment for recognized losses included in net income, net of taxes	25,673	27,591	260,777
Net change in fair value related to cash flow hedging activities	34,703	1,418	20,152
Net reclassifications to earnings—cash flow hedging activities	(20,242)	(26,040)	(22,448)

Ending balance	$(12,846)	$(15,136)	$(977)

Mortgage Loans

During the year ended December 31, 2006, the Company made a determination in evaluating its investment strategy and its intent related to its held-for-investment securitized mortgage loan portfolio held at the parent REIT, that it no longer intended to hold this portfolio for investment. Accordingly, these loans were reclassified to held for sale. As a result of this change, in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” the Company recorded its investment in this loan portfolio at the lower of cost or market and for the years ended December 31, 2007 and 2006, recognized write downs of $119,900 and $149,823, respectively, in the value of these loans.

During the fourth quarter of 2007 the Company completed the sale of its on-balance sheet securitized loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale transaction, $2,938,670 of loans and related assets and $2,947,893 of securitization borrowings and related liabilities were transferred from the Company’s balance sheet. Accordingly, as of December 31, 2007, the Company’s investment in securitized mortgage loans was reduced to zero. The Company recognized a gain from the sale of the securitized mortgage loans of $9,723 in 2007. The remaining loans held for sale as of December 31, 2007, consist of non-securitized loans.

Loans held for sale, net, was comprised of the following:

	December 31, 2007	December 31, 2006
Principal balance:
Securitized	$—	$4,452,708
Non-securitized (financing through short-term mortgage financing facilities)	109,304	958,274

Total principal balance	109,304	5,410,982
Deferred origination costs, net and unamortized premiums	(307)	2,847
Allowance for lower of cost or market value	(43,923)	(45,895)

Loans held for sale, net	$65,074	$5,367,934

Mortgage loans 90 or more days past due totaled $4,235 and $557,136 as of December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, the Company has reserved $152 for past due interest on such delinquent loans.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Investment Funds

The private investment funds, from which the Company earns management, incentive and investment income are non-registered investment companies that record their investments in securities at fair value. Certain investments consist of equity investments in securities of development-stage and early-stage privately and publicly held companies. The disposition of these investments may be restricted due to the lack of a ready market or due to contractual or regulatory restrictions on disposition. In addition, these securities may represent significant portions of the issuer’s equity and carry special contractual privileges not available to other security holders. As a result of these factors, precise valuation for the restricted public securities and private company securities is a matter of judgment, and the determination of fair value must be considered only an approximation and may vary significantly from the amounts that could be realized if the investment were sold or from the value that would have been used had a ready market existed for the securities and those differences could be material.

FBRIM, through various wholly-owned limited liability corporations, is the general partner, managing member, or manager of various hedge and private equity funds. All of these entities were formed for the purpose of investing in public and private securities; therefore, their assets principally consist of investment securities accounted for at fair value. Under the terms of the funds’ applicable governance agreements, FBRIM can be removed as the general partner, managing member, or manager of these entities by a simple majority vote of the unaffiliated limited partners or non-managing members. The Company accounts for its investments in these entities under the equity method of accounting and the Company’s proportionate share of income or loss (income allocation including realized and unrealized gains or losses) is reflected in net investment income in the statement of operations.

In addition, as a significant investor in certain other investment funds, although we do not manage these funds, we also account for these investments under the equity method. The following table specifies the Company’s investments in such investment funds:

	December 31,
	2007	2006
Hedge funds	$14,988	$15,994
Private equity funds	2,017	3,737
Other	13,523	6,390

	$30,528	$26,121

The following table summarizes certain financial information regarding the Company’s investments in these investment funds.

	December 31,
	2007	2006	2005
Total assets	$714,452	$739,296	$417,905
Total liabilities	148,636	150,960	50,874
Total equity	565,816	588,336	367,031
Total revenue	12,198	14,144	24,797
Total expenses	15,674	26,523	12,352
Realized gains	17,229	30,166	30,821
Unrealized gains (losses)	116,615	192,717	(73,056)
Net income (losses)	130,368	210,504	(29,790)
FBR Group’s share of total equity	30,528	26,121	41,977
FBR Group’s share of net income-net investment income	2,372	2,993	62
FBR Group’s share of net income-incentive allocations and fees	409	839	1,851

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

As of December 31, 2007 and 2006, the Company had receivables of $492 and $408, respectively, due from these affiliates.

Investment Securities—Marked to Market

Investment securities—marked to market include equity securities and warrants to purchase equity securities that were received in connection with investment banking transactions. For the years ended December 31, 2007, 2006, and 2005, the Company recorded net (losses) gains of $(1,474), $1,845, and $1,351, respectively, relating to such equity securities (see Note 8 for additional detail regarding stock warrants).

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2007	2006
Furniture and equipment	$22,210	$30,539
Software	13,639	20,888
Leasehold improvements	28,616	29,525

	64,465	80,952
Less-accumulated depreciation and amortization	(34,014)	(36,841)

	$30,451	$44,111

For the years ended December 31, 2007, 2006, and 2005, depreciation expense was $14,449, $13,538, and $9,753, respectively.

During the year ended December 31, 2007, the Company recognized impairment charges of $13,930 on furniture, equipment, software and leasehold improvements related to its mortgage banking segment due to the reduction in origination volumes as a result of the deterioration in the non-prime mortgage origination industry. These impairment charges are recorded in restructuring charges on the consolidated statements of operations. See Note 12 for additional information on the restructuring activities associated with First NLC. No impairment charges were recognized during the years ended December 31, 2006 and 2005.

Note 6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of the dates indicated:

	December 31, 2007	December 31, 2006
Management contracts:
Cost	$18,465	$18,465
Accumulated amortization	(8,628)	(7,465)

Net	$9,837	$11,000

Broker relationships:
Cost	$—	$16,500
Accumulated amortization	—	(5,675)

Net	$—	$10,825

Intangible assets, net	$9,837	$21,825

For the years ended December 31, 2007, 2006, and 2005, amortization expense recognized was $1,739, $3,978, and $4,170, respectively.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Estimated amortization expense for each of the next five years is as follows:

Amount
2007	$1,163
2008	1,163
2009	1,163
2010	1,163
2011	1,163

In accordance with SFAS 142, the Company recognized impairment charges of $162,765 on goodwill during the year ended December 31, 2007. These impairment charges representing the amount by which the carrying amount exceeded estimated fair value were comprised of $108,013 related to the principal investment segment and $54,752 related to the mortgage banking segment. The impairment on the principal investment segment was in response to the tightening of the credit markets on the mortgage industry during the second half of 2007 and the continued deterioration of the non-prime mortgage industry. The declines in these industries and the number of companies competing in these industries that have declared bankruptcy have put significant pressure on the fair value of the Company. The impairment on the mortgage banking segment reflects the continued deterioration of the non-prime mortgage origination industry during 2007. See Note 12 for additional information on the restructuring activities associated with First NLC. As of December 31, 2007 and 2006, the carrying value of goodwill is $-0- and $162,765, respectively.

During the year ended December 31, 2005, the Company recorded impairment charges of $249, relating to the acquired management contracts related to the asset management segment that are included in other operating expenses. The impairment charge was recorded in response to agreements to sell specific mutual funds below carrying value.

During the year ended December 31, 2007, the Company recognized impairment charges of $10,249 related to the broker relationships intangible assets acquired through the purchase of First NLC. These impairment charges were recorded in response to operating losses and reductions in wholesale loan origination volumes.

Note 7. Borrowings:

Commercial Paper and Repurchase Agreements

The Company has historically issued commercial paper and entered into repurchase agreements to fund its investments in mortgage-backed securities and mortgage loans, as well as its warehouse lending and fixed income trading activities. Commercial paper issuances are conducted through Georgetown Funding Company, LLC (Georgetown Funding).

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements are based on LIBOR plus a spread that ranges between 1.00% to 1.40% based on the nature of the mortgage collateral. As of December 31, 2007, the amount at risk related to $1,493,614 billion of repurchase agreements with Barclays Capital Inc. was $74,828, representing 18.8% of the Company shareholders’ equity with a weighted average maturity of 20 days.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings, and mortgage financing facilities.

	December 31, 2007			December 31, 2006
	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)
Outstanding balance	$—	$1,681,822	$62,555	$3,971,389	$2,116,813	$942,517
Value of assets pledged as collateral:
Agency mortgage-backed securities	—	1,493,614	—	4,209,851	1,844,447	—
Non-agency mortgage-backed securities	—	284,910	—	—	424,063	—
Mortgage loans	—	—	65,022	—	—	950,191
Weighted-average rate	—	5.00%	6.16%	5.41%	5.34%	6.05%
Weighted-average term to maturity	—	20.0 days	NA	18.3 days	21.9 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

	December 31, 2007			December 31, 2006
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the year ended	$2,329,105	$1,741,603	$594,555	$2,610,719	$839,446	$1,043,776
Weighted-average rate during the year ended	5.38%	5.27%	6.12%	5.17%	5.15%	5.79%

See also Note 8 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Securitization Financing

The Company has issued asset-backed securities through securitization trusts to finance a portion of the Company’s portfolio of mortgage loans. The asset-backed securities are secured solely by the mortgages transferred to the trusts and are non-recourse to the Company. The principal and interest payments on the mortgages provide the funds to pay debt service on the securities. This securitization activity was accounted for as financings since the securitization trusts did not meet the qualifying special purpose entity criteria under SFAS 140, and because the Company maintained continuing involvement in the securitized mortgages through its ownership of certain interests issued by the trust. As a result of the completion of the sale of the Company’s securitized mortgage loan portfolio in the fourth quarter of 2007 (see Note 4), the Company also transferred the related securitization financings from its consolidated balance sheets. Accordingly, the Company had no outstanding securitization borrowings as of December 31, 2007. The outstanding balances of the securities as of December 31, 2006 were as follows:

December 31, 2006
Security balance	$4,501,619
Discount on bonds, net	(15,573)

Balance of securitization financing, net	$4,486,046

Current balance of loans and other assets collateralizing the securities	$4,552,898

See also Note 8 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Long Term Debt

As of December 31, 2007 and 2006, the Company had issued a total of $317,500 of long term debentures through FBR TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long term debentures was 7.63% as of December 31, 2007. All of these borrowings mature between 2033 and 2035. The Company had incurred costs related to the issuance of these debentures. These costs will be amortized over the five year period through the redemption date. As of December 31, 2007 and 2006, the unamortized balance of these issuance costs was $2,422 and $3,459, respectively. During the year ended December 31, 2007, the Company did not issue additional long-term debentures.

As of December 31, 2007 and 2006, the Company had additional outstanding long-term debt of $3,409 and $4,086, respectively associated with the Company’s 2001 acquisition of Money Management Associates, LP and Rushmore Trust and Savings. This note is collateralized by the capital stock of FBR Fund Advisors, Inc. and matures on January 2, 2011. Interest on this note is imputed at 9%.

Short Term Borrowings

On July 25, 2007, the Company entered into a recapitalization agreement with an affiliate of Sun Capital. The recapitalization agreement resulted in the investment by Sun Capital and the Company of $60,000 and $15,000, respectively, on a pari passu basis, subject to terms and conditions set forth in the recapitalization agreement and other related agreements. These investments have been treated as convertible debt of First NLC. As of December 31, 2007, the Company’s outstanding short term borrowing balance was $63,981, including accrued interest of $3,981. This debt has an interest rate of 15% per annum and is non-recourse to the Company. See Note 19 for additional information regarding First NLC.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 8. Derivatives and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS 133. These instruments include interest rate caps, interest rate swaps, Eurodollar futures contracts, U.S. Treasury futures contracts, swaptions, certain borrower interest rate lock agreements, certain commitments to purchase and sell mortgage loans and mortgaged-backed securities, and warrants to purchase common stock.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities and mortgage loans. The derivative financial instruments include interest rate caps, interest rate swaps and Eurodollar futures contracts. As discussed below, certain of these derivatives are designated as cash flow or fair value hedges under SFAS 133 and others are not designated as hedges for accounting purposes. The counterparties to these derivative instruments are U.S. financial institutions.

Interest rate caps and interest rate swaps are primarily used to hedge the Company’s exposure to future cash flows associated with debt repricings. For interest rate caps, in exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). The Company is the fixed rate payer for the interest rate swaps where the Company pays based on fixed rate and receives based on floating rate, therefore, locking-in the cost of borrowing. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity dates of the contracts. The following table summarizes these derivative positions as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements(1)	$3,063,000	$1,336	$—	$—
Interest rate swap agreements(2)	135,000	(2,958)	—	—
Eurodollar futures contracts(3)	—	—	25,790,000	(34,526)
Fair value hedge:
Interest rate cap agreement(4)	789,238	2,177	—	—
No hedge designation:
Interest rate cap agreements(5)	1,021,612	(668)	4,115,751	21,266

(1)	Comprised of four interest rate caps which mature between 2008 and 2010 with strike rates between 5.37% and 5.50%.
(2)	Comprised of three interest rate swaps which mature in 2012 with interest rates between 4.58% and 5.59%.
(3)	The $25,790,000 total notional amount of Eurodollar futures contracts as of December 31, 2006 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2007 and 2011 and hedge borrowings of between $2,685,000 and $100,000. The Company closed and de-designated these contracts in June 2007.
(4)	Comprised of one interest rate cap which matures in 2012 with a strike rate of 6.36%.
(5)	Comprised of one interest rate cap maturing 2010 with a strike rates between 5.40% and 5.56%.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

During the year, the Company had designated certain interest rate caps and interest rate swaps as cash flow hedges of the variability in interest payments associated with the Company’s borrowings. The notional amount and terms of each of these derivative instruments were matched against a like amount of current and/or anticipated borrowings and terms under the Company’s forecasted financings. These instruments were highly effective hedges and qualified as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives were reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The net effect of the Company’s cash flow hedges on the variability in interest payments was to decrease interest expense by $21,501 for the year ended December 31, 2007. These hedging activities decreased interest expense by $23,384 during 2006. The total net loss deferred in accumulated other comprehensive income relating to these derivatives was $14,115 at December 31, 2007. Of this amount, a net expense of $4,580 is expected to flow through the Company’s statement of operations over the next twelve months. The Company recognized a loss of $2,479 related to the ineffectiveness portion of these hedges.

During the fourth quarter of 2007, the Company designated an interest rate cap as a fair value hedge of the Company’s exposure to a decrease in the fair value of a MBS attributable to changes in LIBOR. Accordingly pursuant to SFAS 133, the gains and losses on the interest rate cap are recognized in earnings and the changes in fair value of the hedged item attributable to the hedged risk are adjusted from the carrying amount of the hedged item and recognized in earnings in the same period. During the year ended December 31, 2007, the ineffective portion of this hedge was not material.

The Company also uses derivative instruments, including certain interest rate caps, Eurodollar futures contracts, U.S. Treasury futures contracts and swaptions, to hedge certain mortgage-backed security and mortgage loan positions and related borrowings that are not designated as hedges under SFAS 133. For example, Eurodollar futures contracts have been used to hedge the financing for certain mortgage-backed security positions and commitments to purchase certain mortgage-backed securities. The Company also uses Eurodollar futures contracts to hedge its exposure on loan commitments. The changes in fair value on these derivatives are recorded to net investment income in the statement of operations. For the year ended December 31, 2007, the Company recorded net losses of $21,988 on these derivatives.

Stock Warrants

In connection with its capital raising activities, the Company may receive warrants to acquire equity securities. These instruments are accounted for as derivatives with changes in the fair value recorded to net investment income under SFAS 133. For the years ended December 31, 2007, 2006 and 2005, the Company recorded net gains (losses) of $413, $(249) and $2,651, respectively, related to these securities. As of December 31, 2007 and 2006, the Company held stock warrants with a fair value of $1,763 and $1,350, respectively. Furthermore, during 2005, the Company exercised warrants and sold the resulting stock realizing a gain of $287.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

To maintain tax qualification as a REIT, FBR Group must meet certain income and asset tests and distribution requirements. The REIT must distribute to shareholders at least 90% of its (parent company) taxable income. A predominance of the REIT’s gross income must come from real estate sources and other portfolio-type income. A significant portion of the REIT’s assets must consist of real estate and similar portfolio investments, including mortgage-backed securities. Beginning in 2001, the tax law changed to allow REITs to hold a certain percentage of their assets in taxable REIT subsidiaries. The income generated from the Company’s taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders. Failure to maintain REIT qualification would subject FBR Group to Federal and state corporate income taxes at regular corporate rates. The taxable REIT subsidiaries, including FBR TRS Holdings and FBR Capital Markets have elected to file a consolidated Federal income tax return.

During the year ended December 31, 2007, 2006 and 2005 the Company recorded $22,932, $(14,682), and $26,683 respectively of income tax expense (benefit) for income and losses generated that was attributable to taxable REIT subsidiaries, net of tax effect on intercompany profits eliminated. The Company had taxable book income (losses) before income taxes of $(269,619), $73,857, $55,966 respectively in 2007, 2006, and 2005.

The provision for income taxes consists of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal	$5,385	$(13,752)	$17,438
State	$18,083	$(1,759)	$8,691
Foreign	$(536)	$829	$554

	$22,932	$(14,682)	$26,683

Current	$23,779	$(12,945)	$34,895
Deferred	$(847)	$(1,737)	$(8,212)

	$22,932	$(14,682)	$26,683

Deferred tax assets and liabilities consisted of the following as of December 31, 2007 and 2006:

	2007	2006
Unrealized investment gains, recorded in accumulated other comprehensive loss	$755	$(528)
Unrealized investment gains and losses	27,305	(7,701)
Accrued compensation	16,293	10,734
Depreciation and amortization	872	(1,895)
Mark-to-market and other than temporary impairments	1,491	2,614
Loan loss and real estate owned reserve accounts	—	4,343
Accrued expenses	—	4,606
Deferred intercompany gain	—	4,034
Other, net	4,125	1,107
Net operating loss	18,256	7,824
Valuation allowance	(54,240)	(4,099)

Net deferred tax asset	$14,857	$21,039

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The provision (benefit) for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company and its taxable REIT subsidiaries income tax attributable to net income (loss) computed at Federal statutory rates to income tax expense (benefit) was:

December 31,	2007	2006	2005
Federal income tax at statutory rate	$(94,367)	$25,788	$19,631
State income taxes, net of Federal benefit	(6,269)	(2,103)	4,243
Gain on issuance of subsidiary stock	—	(42,499)	—
Effect of FAS 123R implementation-accounting for stock options	8,040	1,655	—
Book loss in excess of tax loss from subsidiary	26,168	—	—
Book gain in excess of tax gain on sale of subsidiary	18,182	—	—
Effect of regulatory settlements	—	—	2,494
Other, net	13,017	138	315
Valuation allowance	58,161	2,339	—

Effective income tax rate	$22,932	$(14,682)	$26,683

The company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48) effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized would affect the Company’s effective tax rate, was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statement of operations. The total amount of accrued interest and penalties as of the date of adoption was immaterial.

As of December 31, 2007, the parent company REIT has a capital loss carryforward of $268,708 that can be used to offset future capital gains. Capital losses of $163,702 and $105,006 will expire in 2011 and 2012, respectively. In addition, as of December 31, 2007, the parent company REIT has a net operating loss carryforward of $372,158 that can be used to offset future taxable income. The net operating loss carryforward will expire in 2027. One of the taxable REIT subsidiaries has federal net operating loss carryforwards of $38,300 that will expire in 2027. One of the taxable REIT subsidiaries has state and local net operating loss carryforwards of $11,200 which will begin to expire in 2010. One of the taxable REIT subsidiaries has foreign net operating loss carryforwards of $4,272 that can be carried forward indefinitely. The valuation allowance relates primarily to the ability to utilize losses in various tax jurisdictions.

As of January 1, 2008, tax years subsequent to March 31, 2003 remain open under the statute of limitations. The company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing authorities in jurisdictions where the firm has significant business operations, such as New York. In November 2007, the company concluded as IRS examination of tax years 2003 to 2005. The results of this examination were not material. Tax years subsequent to 2005 remain open to IRS examination.

Note 10. Regulatory Capital Requirements:

FBR & Co. and FBRIS, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. (now FINRA). Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of December 31, 2007 and 2006, FBR & Co. had net capital of $102,421 and $94,591, respectively that was $97,433 and $90,116, respectively, in excess of its required net capital of $4,978 and $4,475, respectively. As of December 31, 2007 and 2006, FBRIS and FBRIL had net capital in excess of required amounts.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 11. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt(1)	$970	$970	$970	$970	$—	$319,695	$323,575
Minimum rental and other contractual commitments(2)	24,508	24,611	21,042	23,039	20,235	41,992	155,427
Capital commitments(3)	—	—	—	—	—	—	—

	$25,478	$25,581	$22,012	$24,009	$20,235	$361,687	$479,002

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. Based on the 3-month LIBOR of 5.00% as of December 31, 2007, plus a weighted average margin of 2.63%, estimated annualized interest on the current outstanding principal of $317,500 of long-term debt securities would be approximately $24,214 for the year ending December 31, 2008. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Equipment and office rent expense for 2007, 2006 and 2005 were $23,195, $23,283 and $18,355, respectively.
(3)

The table above excludes $3,840 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

The Company also has short-term repurchase agreement liabilities of $1,744,377, as of December 31, 2007. See Note 7 for further information.

Clearing Broker

FBR & Co. clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between FBR & Co. and the clearing broker, the clearing broker has the right to charge FBR & Co. for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge FBR & Co. has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2007, the Company has recorded no liabilities and during 2007 incurred no significant costs with regard to this right.

Repurchase and Premium Recapture Obligations

The Company’s sales of mortgage loans are subject to standard mortgage industry representations and warranties that may require the Company to repurchase the mortgage loans due to breaches of these representations and warranties or if a borrower fails to make one or more of the first loan payments due on the loan. In addition, the Company is generally obligated to repay all or a portion of the original premium received on the sale of loans in the event that the loans are repaid within a specified time period subsequent to sale. The Company maintains a liability reserve for its repurchase and premium recapture obligations that is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. The reserve is

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

increased through charges to the gain (or loss) recorded at the time of sale. The reserve is reduced by charge-offs when loans are repurchased or premiums are repaid. Activity for the reserve was as follows for the period ended December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Balance at beginning of period	$23,527	$12,457
Provision	47,254	40,830
Charge-offs	(61,147)	(29,760)

Balance at end of period	$9,634	$23,527

First NLC Recapitalization

On July 25, 2007, the Company entered into a recapitalization agreement with an affiliate of Sun Capital. The recapitalization agreement resulted in the investment by Sun Capital and the Company of $60,000 and $15,000, respectively, on a pari passu basis, subject to the terms and conditions set forth in the recapitalization agreement and other related agreements. Pursuant to the terms and conditions of the recapitalization agreement and the other related agreements, each of Sun Capital’s and the Company’s investment in First NLC was treated as convertible debt of First NLC. Prior to conversion of any of this debt to equity, First NLC continued to be a wholly-owned subsidiary of the Company, was governed by a board of directors controlled by the Company and operated under state mortgage licenses based on this governance structure. Accordingly, Sun Capital has been treated as a senior lender of First NLC and its convertible debt investment in First NLC is non-recourse to the Company. Upon satisfaction of various conditions, the convertible debt was expected to convert into equity interests in First NLC, which would have resulted in First NLC being owned 80% by Sun Capital and 20% by the Company. As of December 31, 2007, the Company has continued to consolidate First NLC for financial reporting purposes.

For information regarding First NLC and the voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code filed by First NLC on January 18, 2008, see Note 19.

Litigation

As of December 31, 2007, except as described below, the Company was not a defendant or plaintiff in any lawsuits or arbitrations, nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition or statements of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its various businesses. In addition, the Company is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Putative Class Action Securities Lawsuits

The Company and certain current and former senior officers and directors have been named in a series of putative class action securities lawsuits filed in the second quarter of 2005, all of which are pending in the United States District Court for the Southern District of New York. These cases have been consolidated under the name In re FBR Inc. Securities Litig. A consolidated amended complaint has been filed asserting claims under the Securities Exchange Act of 1934 and alleging misstatements and omissions concerning (i) the SEC and NASD (now FINRA) investigations described below relating to FBR & Co.’s involvement in the private investment in public equity on behalf of CompuDyne, Inc. in October 2001 and (ii) the alleged conduct of FBR and certain FBR officers and employees in allegedly facilitating certain sales of CompuDyne shares. The Company is contesting these lawsuits vigorously, but the Company cannot predict the likely outcome of these lawsuits or their likely impact on the Company at this time.

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

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Other Litigation

Our subsidiary, First NLC, has been named in a putative class action in the U.S. District Court for the Northern District of Illinois (Cerda v. First NLC Financial Services, LLC), which alleges violations of the Fair Credit Reporting Act, 15 U.S.C. § 1681 et seq. First NLC is contesting this lawsuit vigorously, but we cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time.

Our subsidiary, First NLC has been named in a putative class action in the U.S. District Court for the Northern District of California (Stanfield, et al. v. First NLC Financial Services, LLC, Case No. C 06-3892 SBA). The complaint was brought on behalf of former and current First NLC employees who worked as loan officers, loan processors, and account managers, for alleged violations of the Fair Labor Standards Act. The complaint also alleges violations of California wage and hour laws, including claims for Unfair Competition, waiting-time penalties, and damages for missed meal and rest periods under California law. The court granted conditional class certification on November 1, 2006 for violations of the Fair Labor Standards Act and ordered circulation of a notice about the case on December 5, 2006. First NLC denies plaintiffs’ allegations in their entirety and intends to vigorously defend itself. This litigation is in its preliminary stages and the outcome of these types of cases is highly fact specific. We therefore cannot predict the likely outcome of this lawsuit or the likely impact on First NLC or on us at this time. We are aware that the number of cases involving alleged violations of the FSLA and state wage and hour laws have recently increased in the financial services industry and that a certain number of judgments and settlements involving these claims have already occurred.

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

Regulatory Charges and Related Matters

On December 20, 2006, the SEC and the NASD (now FINRA) accepted settlement offers made by FBR & Co. with respect to alleged violations relating to FBR & Co.’s trading in a company account and the offering of a private investment in public equity on behalf of CompuDyne, Inc, in October 2001.

In the SEC settlement, FBR & Co., without admitting or denying any wrongdoing, proposed to pay disgorgement, civil penalties and interest totaling approximately $3,700 and to consent to the entry of a permanent injunction with respect to violations of the antifraud provisions of the federal securities laws. FBR & Co. also agreed to consent to an administrative proceeding under Section 15(b) of the Exchange Act in which

FBR & Co. would be subjected to a censure and agreed to certain additional undertakings, including review by an independent consultant of its Chinese Wall procedures and the implementation of any recommended improvements. In the parallel NASD (now FINRA) settlement, FBR & Co. agreed to the same undertakings provided for in the SEC settlement approved by the staff of the Division of Enforcement of the SEC, including agreeing to an independent consultant to review its Chinese Wall procedures and implementing any recommended improvements, and also agreed pay a fine of $4,000 to NASD (now FINRA).

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Other Legal and Regulatory Matters

Except as described above, as of December 31, 2007, the Company was not a defendant or plaintiff in any lawsuits, arbitrations or regulatory actions that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of December 31, 2007 and 2006, $-0- and $35, respectively, was subject to such potential future reversal.

Note 12. First NLC Financial Services, LLC

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

Identified intangible assets represent the fair value of First NLC’s broker relationships. Pursuant to SFAS 142 this intangible asset was being amortized over an estimated useful life of ten years based on the economic depletion of this asset. The total amount of goodwill represents the purchase price of First NLC in excess of the fair value of

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

the net assets acquired. Under SFAS 142, goodwill is not amortized. Instead, this asset is required to be tested at least annually for impairment. Both the identified broker relationship intangible asset and the goodwill are deductible for tax purposes.

The following presents unaudited pro forma consolidated results for the year ended December 31, 2005, as though the acquisition had occurred as of January 1, 2005.

2005
Gross revenues, as reported	$995,306
Revenues, net of interest expense and provision for loan losses, as reported	434,702
Net (loss) income, as reported	(170,910)
Gross revenues, pro forma	1,008,064
Revenues, net of interest expense and provision for loan losses, pro forma	444,758
Net (loss) income, pro forma	(172,169)
(Loss) earnings per common share:
Basic, as reported	$(1.01)

Diluted, as reported	$(1.01)

Basic, pro forma	$(1.02)

Diluted, pro forma	$(1.02)

In March 2007, the Company’s non-prime mortgage origination subsidiary, First NLC, announced the closing of certain wholesale operations centers and the consolidation of this function into its facilities at Deerfield Beach, Florida and Anaheim, California and the planned closing in April 2007 of certain of its retail branches. These restructuring actions, which included employee terminations, were taken in response to reduced origination volumes across the industry and to align the Company’s cost structure with the current operating environment. As a result of these actions and the decline in value of First NLC’s origination platform during 2007, the Company recorded charges of $101,737.

These 2007 restructuring charges include write-downs of $65,001 related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded estimated fair value of these assets as of each reporting date, reflecting the continued deterioration of the non-prime mortgage origination industry during 2007. These impairments were based on the Company’s assessment of the current operating losses being generated by First NLC and values implied by potential third party sales transactions. As a result of these write-downs, there is no remaining balance of goodwill attributed to First NLC. Additionally, the write-down of $10,249 of intangible assets associated with broker relationships was due to operating losses and reduction in wholesale loan origination volumes.

The consolidation of the operations centers into the remaining two facilities required a reduction in workforce and the termination of certain leases. During the twelve months ended December 31, 2007, the Company recognized a charge of $7,802, associated with severance payments and benefits of terminated employees. In addition, during the twelve months ended December 31, 2007, the Company recognized a charge of $13,801 associated with the termination of certain facility and equipment lease agreements. During the twelve months ended December 31, 2007, the Company also recognized expenses of $15,133 associated with the disposal of equipment at these leased facilities and professional fees associated with these restructuring activities.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The following table summarizes the activity related to the liability, included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets, for restructuring costs and other special charges as of December 31, 2007:

	Workforce Reduction	Consolidation of Operations Center and Other Charges	Impairment of Goodwill and Purchased Intangible Assets	Total
Initial charge in 2007	$7,802	$28,934	$65,001	$101,737
Non-cash charges	(258)	(14,329)	(65,001)	(79,588)
Payments	(5,558)	(4,432)	—	(9,990)

Liability as of December 31, 2007	$1,986	$10,173	$—	$12,159

For information regarding First NLC and the voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code filed by First NLC on January 18, 2008, see Note 19.

Note 13. Shareholders’ Equity

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

Dividends

The Company declared the following distributions during the years ended December 31, 2007 and 2006:

Declaration Date	Record Date	Payment Date	Dividends Per Share
2007
September 17, 2007	September 28, 2007	October 31, 2007	$0.05
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

2006
December 13, 2006	December 29, 2006	January 31, 2007	$0.05
September 13, 2006	September 29, 2006	October 31, 2006	$0.05
June 8, 2006	June 30, 2006	July 28, 2006	$0.20
March 15, 2006	March 31, 2006	April 28, 2006	$0.20

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

On December 21, 2007 the Company announced that the Board of Directors had decided not to pay a cash dividend to shareholders for the fourth quarter of 2007.

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

Effective January 1, 2006, in accordance with SFAS No. 123R, the Company adopted a fair value based measurement method in accounting for all share based payment transactions with employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the year ended December 31, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the year ended December 31, 2006 was $2.25. No options were granted during the twelve month period ended December 31, 2007.

A summary of option activity under the FBR Long-Term Incentive Plan and the FBR Group Stock and Annual Incentive Plan (the Stock Plans) as of December 31, 2007, and changes during the three year then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Contractual Life
Share Balance as of December 31, 2004	3,324,633	$17.39	3.4
Granted in 2005	451,461	14.13
Cancelled in 2005	(416,952)	17.62
Exercised in 2005	(170,416)	6.42

Share Balance as of December 31, 2005	3,188,726	$17.47	2.7
Granted in 2006	227,500	9.75
Cancelled in 2006	(414,727)	18.97
Exercised in 2006	(77,456)	6.15

Share Balance as of December 31, 2006	2,924,043	$16.92	1.9
Granted in 2007	—	—
Cancelled in 2007	(1,914,006)	18.25
Exercised in 2007	(10,000)	6.50

Share Balance as of December 31, 2007	1,000,037	$14.48	1.9

Options Exercisable	749,391	15.95	1.5

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $7, $277 and $991, respectively.

As of December 31, 2007, there was $234 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plans relating to 250,646 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.1 years.

Pursuant to SFAS 123R, compensation expense recognized in the statement of operations for stock options for the year ended December 31, 2007 was $904 and a related tax benefit of $67. In addition, in accordance with the provisions of SFAS 123R, the Company recognized compensation expense of $148 relating to shares offered under the Employee Stock Purchase Plan for the year ended December 31, 2007. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Stock Plans. For purposes of this pro forma disclosure, the value of options is estimated using the Black-Scholes option pricing model with share-based awards amortized over the vesting periods pursuant to SFAS 123.

2005
Net (loss), as reported	$(170,910)
Add: Stock-based employee compensation expense included in reported net income, net of tax effects	39
Deduct: Stock-based employee compensation, net of tax effects	2,329

Pro Forma net (loss) income	$(173,200)

Basic (loss) earnings per share—as reported	$(1.01)
Basic (loss) earnings per share—pro forma	$(1.02)
Diluted (loss) earnings per share—as reported	$(1.01)
Diluted (loss) earnings per share—pro forma	$(1.02)

FBR Capital Markets Corporation 2007 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

FBR Capital Markets, and the Company (through its wholly owned taxable REIT subsidiary, TRS Holdings), adopted and approved the FBR Capital Markets Long-Term Incentive Plan in July 2006. In the fourth quarter of 2007, FBR Capital Markets adopted, and the shareholders approved, an amendment to the FBR Capital Markets Long-term Incentive plan to increase it by 16,500,000 shares of common stock authorized to issuance under that plan. Under the FBR Capital Markets Long-Term Incentive Plan, as amended, FBR Capital Markets may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to an aggregate of 22,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible Participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the years ended December 31, 2007: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.7%, and an expected life of 4.3 years for all grants. The weighted average fair value of options granted by FBR Capital

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Markets under this plan during the year ended December 31, 2007 was $4.90. The following weighted average assumptions used for options granted by FBR Capital Markets under this plan for the years ended December 31, 2006: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.8%, and an expected life of 4.5 years for all grants. The weighted average fair value of options granted by FBR Capital Markets under this plan during the year ended December 31, 2006 was $5.00.

Compensation expense recognized by the Company for stock options granted by FBR Capital Markets under this plan for the years ended December 31, 2007 and 2006 was $6,061 and $1,701, respectively, and a related tax benefit of $2,402 and $672, respectively, related to FBR Capital Markets Long-Term Incentive Plan.

A summary of option activity under the FBR Capital Markets Long Term Incentive Plan as of December 31, 2007, and changes during the year then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Contractual Life
Share Balance as of December 31, 2005	—	$—
Granted in 2006	3,385,000	15.00
Cancelled in 2006	(9,000)	15.00

Share Balance as of December 31, 2006	3,376,000	$15.00	5.6
Granted in 2007	1,501,586	15.12
Cancelled in 2007	(444,832)	15.10
Vested in 2007	(13,500)	15.00

Share Balance as of December 31, 2007	4,419,254	$15.03	5.0

As of December 31, 2007, no options granted under the FBR Capital Markets Long Term Incentive Plan were exercisable.

As of December 31, 2007 and 2006, there was $13,186 and $14,809, respectively, of total unrecognized compensation cost related to 4,419,254 and 3,376,000, respectively, non-vested options granted by FBR Capital Markets under the FBR Capital Markets Long Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.6 and 2.6 years, respectively.

FBR Group Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. As of December 31, 2007 and December 31, 2006, a total of 1,207,421 and 1,819,431, respectively, shares of such FBR Group restricted Class A common stock was outstanding with unamortized deferred compensation of $3,377 and $9,878, respectively. As a result of adopting SFAS 123R, deferred compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on the Company’s total equity. A summary of these unvested restricted stock awards is presented below:

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2004	1,253,756	$19.90	2.0
Granted	1,349,263	17.05
Shares transferred to Trust	(452,856)	26.62
Forfeitures	(84,157)	18.30
Vestitures	(27,666)	13.64

Share Balance as of December 31, 2005	2,038,340	$16.40	1.8
Granted	781,597	9.50
Forfeitures	(169,278)	15.34
Vestitures	(831,228)	14.05

Share Balance as of December 31, 2006	1,819,431	$14.69	1.6
Granted	114,929	5.81
Forfeitures	(54,388)	12.59
Vestitures	(672,551)	17.84

Share Balance as of December 31, 2007	1,207,421	$12.34	1.0

For the years ended December 31, 2007, 2006 and 2005, the Company recognized $6,468, $10,490 and $13,864, respectively, of compensation expense related to this FBR Group restricted stock.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. The Company issued 164,508 and 755,852 shares of FBR Group restricted common stock valued at $787 and $7,649 respectively, to the trust for the year ended December 31, 2007 and 2006, respectively, in settlement of such accrued incentive compensation. A summary of the undistributed restricted stock issued to the trust is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vesting Period
Share Balance as of December 31, 2004	—	$—	—
Shares transferred to Trust	452,856	26.62
Shares issued to Trust	765,242	16.34
Shares distributed from Trust	(19,784)	22.37

Share Balance as of December 31, 2005	1,198,314	$20.12	1.9
Shares issued to Trust	755,852	10.12
Shares distributed from Trust	(352,581)	16.43

Share Balance as of December 31, 2006	1,601,585	$16.20	1.5
Shares issued to Trust	164,508	4.78
Shares distributed from Trust	(849,896)	18.96

Share Balance as of December 31, 2007	916,197	$11.44	1.2

FBR Capital Markets Restricted Stock

FBR Capital Markets also grants restricted common stock to employees that vest ratably over a three to five year period or cliff-vest after three years for various purposes based on continued employment over these specified periods. For the year ended December 31, 2007, FBR Capital Markets granted 2,088,546 of FBR

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Capital Markets restricted common stock at a weighted average share price of $16.26. For the year ended December 31 2007, FBR Capital Markets recognized $5,049 of compensation expense related to this restricted common stock. FBR Capital Markets did not grant any restricted common stock prior to January 1, 2007.

A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	2,088,546	16.26
Forfeitures	(144,683)	15.90

Share Balance as of December 31, 2007	1,943,863	$16.29	3.9

As of December 31, 2007, a total of 1,943,863 shares of such restricted common stock were outstanding with total unrecognized compensation cost related to unvested shares of $26,482.

In addition, as part of FBR Capital Markets satisfaction of incentive compensation earned for past service under its variable compensation programs, employees may receive restricted common stock in lieu of cash payments. These shares of restricted common stock are issued to an irrevocable trust and are not returnable to FBR Capital Markets. During the year ended December 31, 2007, FBR Capital Markets issued 729,107 shares of restricted common stock valued at $9,737 to the trust in settlement of such accrued incentive compensation. FBR Capital Markets did not grant any restricted common stock to the trust prior to January 1, 2007.

A summary of these irrevocable trust awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	729,107	13.35
Vestitures	(1,143)	15.15

Share Balance as of December 31, 2007	727,964	$13.35	2.6

Employee Stock Purchase Plans

FBR Group Employee Stock Purchase Plan

The Company initiated the 1997 Employee Stock Purchase Plan (Purchase Plan) on September 1, 1998. Under the Purchase Plan, eligible employees may purchase Class A common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. As discussed above, in accordance with the provisions of SFAS 123R, effective January 1, 2006 the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the year ended December 31, 2007 and December 31, 2006, the Company recognized such compensation expense of $148 and $1,319, respectively.

FBR Capital Markets Corporation Employee Stock Purchase Plan

FBR Capital Markets initiated the Employee Stock Purchase Plan (FBR Capital Markets Purchase Plan) on January 1, 2007. Under the 2007 FBR Capital Markets Purchase Plan, eligible employees may purchase common

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, the Company is required to recognize compensation expense relating to shares offered under the FBR Capital Markets Purchase Plan. For the year ended December 31, 2007, FBR Capital Markets recognized compensation expense of $508.

Director Stock Compensation Plan

Under the Non-Employee Director Stock Compensation Plan and the FBR Long-Term Incentive Plan, the Company may grant options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees to non-employee directors. Prior to the merger, the Company had awarded stock options to directors, all of which vested upon the merger. Following the merger, the Board determined to make awards of RSUs instead of options, and approved annual awards of RSUs equal in value to $50 to each director to be made in conjunction with the annual shareholders meeting and, in the fourth quarter of 2004, increased such annual award value to $80. In addition, each of the Chairmen of the Board’s Committees receives one half of his quarterly fees for service as Chairmen in RSUs. These RSUs vest the day before the next annual meeting of shareholders, and are convertible to Class A Common Stock one year following completion of the director’s service on the Board. All options, stock and RSUs awarded to non-employee directors are non-transferable other than by will or the laws of descent and distribution. During 2007, 2006, and 2005, the Company granted 92,820 RSUs, 66,146 RSUs and 43,695 RSUs, respectively. For the year ended December 31, 2007, 2006, and 2005, the Company recognized $634, $646, and $483, respectively, of director fees related to these RSUs.

Share Repurchases

FBR Group Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. In July 2007, the Company’s Board of Directors authorized an increase in the number of shares the Company is authorized to repurchase in accordance with this repurchase program from 14 million to 50 million shares of the Company’s Class A common stock. In December 2007, the Company’s Board of Directors authorized a further increase in the number of shares of the Company’s Class A common stock that the Company is authorized to repurchase in accordance with this repurchase program from 50 million shares to an aggregate of 100 million shares. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group stock-based compensation plans described previously. During the year ended December 31, 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 23,643,428 at a cost of $109,777. There were no shares repurchased during the year ended December 31, 2006 and 2005.

FBR Capital Markets Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the FBR Capital Market’s Board of Directors authorized a share repurchase program under which the FBR Capital Markets could repurchase up to 1 million shares of the FBR Capital Market’s outstanding shares of common stock. During the third quarter of 2007, the FBR Capital Markets, in accordance with the FBR Capital Market’s share repurchase program, repurchased 1 million shares at a total cost of $13,017. In October 2007, our Board of Directors authorized the repurchase of up to an additional 5 million shares of common stock. There were no additional shares repurchased during 2007. There were no shares repurchased during the year ended December 31, 2006.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 14. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2007 and 2006, as discussed above, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

In addition, in certain circumstances, the Company sells securities it does not currently own (securities sold, not yet purchased—see Note 4). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, will be realized upon the termination of the short sale.

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

General Partnership and Managing Member Interests

As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company’s subsidiaries may be exposed to liabilities that exceed the balance sheet value of the

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Company’s investment in the relevant vehicles. To limit the Company’s exposure to such excess liabilities the Company has formed limited liability companies, which are wholly owned by the relevant subsidiary, to hold the respective general partner or managing member interest. The hedge funds and other partnerships that the Company manages through subsidiaries as a general partner or managing member had $2,605 and $2,729 of liabilities as of December 31, 2007 and 2006, respectively, primarily margin debt, not reflected on our balance sheet.

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

Mortgage Loans Held for Sale—For the mortgage loans held for sale, the Company determines fair value based on third party pricing quotes when available, current investor commitments and/or requirements for loans of similar terms and credit quality or is estimated based on the same pricing models used by the Company to bid on whole loans in the open market. Such models incorporate aggregated characteristics of groups of loans including, collateral type, index, interest rate, margin, length of fixed interest rate period, life cap, periodic cap, underwriting standards, age and credit.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$692,360	$692,360	$189,956	$189,956
Restricted cash	14,166	14,166	132	132
Non-interest bearing receivables	68,297	68,297	148,268	148,268
Mortgage-backed securities	1,791,480	1,791,480	6,870,661	6,870,661
Mortgage loans held for sale, net	65,074	65,074	5,367,934	5,367,934
Long-term investments	169,274	169,274	185,458	185,458
Trading securities	19,057	19,057	18,180	18,180
Derivative assets	3,514	3,514	36,875	36,875
Financial liabilities
Trading account securities sold short but not yet purchased	$206	$206	$202	$202
Commercial paper	—	—	3,971,389	3,971,389
Repurchase agreements	1,744,377	1,744,377	3,059,330	3,059,330
Derivative liabilities	3,558	3,558	44,582	44,582
Securitization financing, net	—	—	4,486,046	4,486,046
Long-term debt	323,575	323,575	324,453	324,453

Note 16. Supplemental Cash Flow Information—Non-cash Transactions:

The Company may receive shares and warrants in connection with certain capital raising activities. In 2007, 2006 and 2005, securities received in exchange for services provided were $-0- $-0- and $1,524, respectively.

In connection with its acquisition of First NLC (see Note 12), the Company issued 1,297,746 shares of its Class A common stock valued at $24,420.

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

The capital markets segment includes the Company’s investment banking and institutional brokerage areas. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee based asset

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

management operations. The Company’s principal investing segment includes mortgage related investment activities, and substantially all of the Company’s equity security investing activities. The Company’s mortgage banking segment which was initiated subsequent to the acquisition of First NLC includes the origination and sale of non-conforming residential mortgage loans.

The accounting policies of these segments are the same as those described in Note 2. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. These transactions include investment banking activities provided by the capital markets segment to other segments and the sale of mortgage loans between the mortgage banking and principal investing segments. The Company’s net revenues from foreign operations totaled $27,046, $22,197, and $20,174 for the years ended December 31, 2007, 2006 and 2005, respectively. The following tables illustrate the financial information for the Company’s segments for the years indicated.

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations(1)	Consolidated Totals
2007
Net revenues	$446,882	$31,052	$(155,501)	$(209,953)	$(6,973)	$105,507
Compensation and benefits	271,749	14,915	20,816	53,875	—	361,355
Total expenses	418,166	38,068	174,910	216,421	(1,449)	846,116
Operating income (loss)	28,716	(7,016)	(330,411)	(426,374)	(5,524)	(740,609)
Total assets	494,678	39,467	2,309,597	101,213	—	2,944,955
Total net assets	205,270	17,711	243,091	(72,381)	—	393,691

2006
Net revenues	$330,865	$27,313	$(90,488)	$112,674	$—	$380,364
Compensation and benefits	215,607	14,393	5,052	74,013	—	309,065
Total expenses	365,241	38,393	52,106	130,843	—	586,583
Operating loss	(34,376)	(11,080)	(142,594)	(18,169)	—	(206,219)
Total assets	288,115	46,395	11,946,976	1,071,032	—	13,352,518
Total net assets	142,430	30,603	913,039	84,973	—	1,171,045

2005
Net revenues	$504,602	$36,335	$(149,558)	$52,658	$(9,335)	$434,702
Compensation and benefits	249,504	18,403	16,521	47,064	—	331,492
Total expenses	424,926	37,727	30,350	85,926	—	578,929
Operating income (loss)	79,676	(1,392)	(179,908)	(33,268)	(9,335)	(144,227)
Total assets	1,498,409	52,119	15,636,598	1,248,664	—	18,435,790
Total net assets	227,657	37,431	904,938	134,144	—	1,304,170

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Note 18. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2007 and 2006. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net (Loss) Income Before Income Taxes and Minority Interest	Net (Loss) Income	Basic (Loss) Earnings Per Share	Diluted (Loss) Earnings Per Share
2007
First Quarter	$181,898	$(214,349)	$(185,878)	$(1.08)	$(1.08)
Second Quarter	319,658	75,253	10,704	0.06	0.06
Third Quarter	62,315	(199,264)	(214,717)	(1.28)	(1.28)
Fourth Quarter	19,073	(298,187)	(270,362)	(1.77)	(1.77)

Total Year	$582,944	$(636,547)	$(660,253)	$(3.95)	$(3.95)

2006
First Quarter	$338,699	$24,835	$26,554	$0.16	$0.16
Second Quarter	246,111	(29,007)	(30,247)	(0.18)	(0.18)
Third Quarter	82,442	(98,162)	(67,392)	(0.39)	(0.39)
Fourth Quarter	340,652	17,626	3,810	0.02	0.02

Total Year	$1,007,904	$(84,708)	$(67,275)	$(0.39)	$(0.39)

Note 19. Subsequent Events:

On January 18, 2008, First NLC, the Company’s non-conforming residential mortgage loan origination subsidiary, filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division.

In connection with the voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code filed by First NLC, beginning in the first quarter of 2008, the Company will deconsolidate First NLC for financial reporting purposes and use the cost method to account for its investment.

As a result of the First NLC bankruptcy proceedings pending in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division, the recapitalization of First NLC discussed above in Note 11, “Commitments and Contingencies: First NLC Recapitalization,” will not close. Pursuant to the terms of a loan agreement entered into in connection with the recapitalization agreement, any recovery from First NLC or its assets in respect of the convertible debt investments in First NLC made by Sun Capital or the Company in the third quarter of 2007 will be shared 80% by Sun Capital and 20% by the Company, notwithstanding whether Sun Capital’s or the Company’s convertible debt investment has been converted into equity of First NLC.