Form 10-Q
period 2008-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2008-05-12
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2008:

Title	Outstanding
Class A Common Stock	147,835,372 shares
Class B Common Stock	11,669,170 shares

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$337,041	$692,360
Restricted cash	178	14,166
Receivables:
Interest	6,978	7,060
Other	62,344	68,297
Investments:
Mortgage-backed securities, at fair value	2,770,334	1,791,480
Long-term investments, at fair value	30,021	52,334
Trading securities, at fair value	42,675	19,057
Other long-term investments	115,444	116,940
Due from clearing broker	15,950	—
Derivative assets, at fair value	1,699	3,514
Intangible assets, net	10,147	9,837
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $33,161 and $34,014, respectively	27,742	30,451
Prepaid expenses and other assets	70,183	139,459

Total assets	$3,490,736	$2,944,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold, but not yet purchased, at fair value	$60	$206
Repurchase agreements	2,458,550	1,744,377
Derivative liabilities, at fair value	10,937	3,558
Interest payable	4,946	5,746
Accrued compensation and benefits	38,480	57,000
Due to clearing broker	—	7,059
Accounts payable, accrued expenses and other liabilities	69,287	105,456
Short-term borrowing	—	63,981
Long-term debt	319,906	320,820

Total liabilities	2,902,166	2,308,203

Minority Interest	244,162	243,061
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 147,835,372 and 139,266,465 shares issued and outstanding, respectively	1,478	1,393
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 11,669,170 and 12,616,249 shares issued and outstanding, respectively	117	126
Additional paid-in capital	1,472,623	1,468,801
Accumulated other comprehensive loss, net of taxes	(111,353)	(13,070)
Accumulated deficit	(1,018,457)	(1,063,559)

Total shareholders’ equity	344,408	393,691

Total liabilities and shareholders’ equity	$3,490,736	$2,944,955

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Investment banking:
Capital raising	$64,910	$97,247
Advisory	5,076	6,458
Institutional brokerage:
Principal transactions	5,957	2,036
Agency commissions	25,850	23,818
Asset management:
Base management fees	4,644	5,528
Incentive allocations and fees	—	104
Principal investment:
Interest	25,914	178,883
Net investment loss	(19,687)	(58,765)
Dividends	429	959
Mortgage banking:
Interest	36	26,530
Net investment income (loss)	468	(106,859)
Other	2,335	4,094

Total revenues	115,932	180,033
Interest expense	23,650	169,551

Revenues, net of interest expense	92,282	10,482

Non-Interest Expenses:
Compensation and benefits	76,954	103,982
Professional services	12,467	13,854
Business development	12,294	13,769
Clearing and brokerage fees	3,630	2,701
Occupancy and equipment	9,189	13,117
Communications	6,018	7,051
Other operating expenses	5,384	31,716
Impairment of goodwill	—	25,852
Restructuring charges	—	15,485

Total non-interest expenses	125,936	227,527

Operating loss	(33,654)	(217,045)

Other Income:
Gain on disposition of subsidiary and other income	73,037	831

Earnings (loss) before income taxes and minority interest	39,383	(216,214)
Income tax benefit	(806)	(31,550)
Minority interest in (losses) earnings of consolidated subsidiary	(4,913)	3,079

Net income (loss)	$45,102	$(187,743)

Basic earnings (loss) per share	$0.30	$(1.09)

Diluted earnings (loss) per share	$0.30	$(1.09)

Dividends declared per share	$—	$0.05

Weighted average shares outstanding:
Basic (in thousands)	150,784	172,850

Diluted (in thousands)	151,419	172,850

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Loss	Retained Accumulated Deficit	Total	Comprehensive Loss
Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$(13,708)	$(379,479)	$1,171,045

Net loss	—	—	—	—	—	—	—	(658,601)	(658,601)	$(658,601)
Reclassification of employee stock loan receivable to additional paid-in-capital	—	—	—	—	(12)	12	—	—	—
Conversion of Class B shares to Class A shares	609,000	6	(609,000)	(6)	—	—	—	—	—
Issuance of Class A common shares	1,143,608	11	—	—	1,259	—	—	—	1,270
Forfeitures of Class A common stock	(329,811)	(3)	—	—	(2,020)	—	—	—	(2,023)
Repurchase of Class A common stock	(23,643,428)	(236)	—	—	(109,541)	—	—	—	(109,777)
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	1,052	—	—	—	1,052
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	7,055	—	—	—	7,055
Equity in issuance of subsidiary common shares to employees	—	—	—	—	8,511	—	—	—	8,511
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $206)	—	—	—	—	—	—	(13,821)	—	(13,821)	(13,821)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $1,257)	—	—	—	—	—	—	14,459	—	14,459	14,459

Comprehensive loss										$(657,963)

Dividends	—	—	—	—	—	—	—	(25,479)	(25,479)

Balances, December 31, 2007	139,266,465	$1,393	12,616,249	$126	$1,468,801	$—	$(13,070)	$(1,063,559)	$393,691
Net loss	—	—	—	—	—	—	—	45,102	45,102	45,102
Conversion of Class B shares to Class A shares	947,079	9	(947,079)	(9)	—	—	—	—	—
Issuance of Class A common stock	7,829,672	78	—	—	147	—	—	—	225
Forfeitures of Class A common shares issued as stock-based awards	(207,844)	(2)	—	—	(540)	—	—	—	(542)
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	27	—	—	—	27
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	2,234	—	—	—	2,234
Equity in issuance of subsidiary common shares to employees	—	—	—	—	1,954	—	—	—	1,954
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $1,321)	—	—	—	—	—	—	(90,665)	—	(90,665)	(90,665)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $(106))	—	—	—	—	—	—	(7,618)	—	(7,618)	(7,618)

Comprehensive loss										$(53,181)

Balances, March 31, 2008	147,835,372	$1,478	11,669,170	$117	$1,472,623	$—	$(111,353)	$(1,018,457)	$344,408

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$45,102	$(187,743)
Non-cash items included in net income (loss):
Gain on disposition of subsidiary	(73,040)	—
Net investment loss from long-term investments and mortgage-backed securities and incentive allocations and fees	19,235	21,001
Depreciation and amortization	2,495	4,511
Impairment of goodwill and intangible assets	—	36,101
Provisions for loan losses, including loss provisions on loan sales and lower of cost or market valuation adjustments on held for sale mortgage loans	—	159,654
Other	2,204	32,693
Changes in operating assets:
Receivables:
Interest	(1,431)	(3,502)
Other	6,302	(7,132)
Due from/to clearing broker	(23,009)	(1,453)
Trading securities, at fair value	(23,618)	(3,571)
Originations and purchases of mortgage loans held for sale, net of fees	—	(1,474,886)
Cost basis on sale and principal repayment of loans held for sale	—	1,146,626
Prepaid expenses and other assets	6,374	8,490
Changes in operating liabilities:
Trading account securities sold but not yet purchased, at fair value	(146)	557
Accounts payable, accrued expenses and other liabilities	(10,750)	30,414
Accrued compensation and benefits	(12,349)	(5,316)

Net cash used in operating activities	(62,631)	(243,556)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(1,191,907)	(2,026,861)
Receipt of principal payments on mortgage-backed securities	49,285	353,817
Proceeds from sales of mortgage-backed securities	72,241	2,764,546
Receipt of principal repayment from loans held for investment, including loans reclassified to held for sale	—	345,300
Proceeds from sales of real estate owned, net	—	28,987
Proceeds from residual interest in securitization	440	—
Purchases of long-term investments	(5,297)	(13,440)
Proceeds from sales of long-term investments	8,446	42,016
Purchases of fixed assets	(1,054)	(3,207)
Other	(600)	(1,000)

Net cash (used in) provided by investing activities	(1,068,446)	1,490,158

Cash flows from financing activities:
Repayments of long-term debt	(970)	(970)
Proceeds from (repayments of) repurchase agreements, net	776,728	(45,502)
Repayments of commercial paper, net	—	(545,958)
Repayments of securitization financings, net	—	(386,354)
Dividends paid	—	(8,728)
Proceeds from sale of subsidiary stock	—	2,450
Proceeds from issuance of common stock	—	65
Repurchase of common stock	—	(582)

Net cash provided by (used in) financing activities	775,758	(985,579)

Net increase in cash and cash equivalents	(355,319)	261,023
Cash and cash equivalents, beginning of period	692,360	189,956

Cash and cash equivalents, end of period	$337,041	$450,979

Supplemental Cash Flow Information:
Cash payments for interest	$22,688	$184,035
Cash payments for taxes	$215	$13

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (“FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company under the Securities Exchange Act of 1934.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company bases its estimates and assumptions on historical experience, when available, market information and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgment in the final determination of its estimates. Actual results may differ from those estimates.

Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company.

2.	Financial Instruments and Long-Term Investments:

Fair Value of Financial Instruments

The Company adopted Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs —	Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs —	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 Inputs —	Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value—The Company’s agency mortgage-backed securities, which are generally guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and other AAA-rated private label mortgage-backed securities are generally classified within level 2 of the fair value hierarchy as they are valued using quoted market prices provided by broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

The Company classifies certain other non-agency mortgage-backed securities within level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. These mortgage-backed securities include private label mortgage-backed securities, residual interests in securitizations of non-prime mortgage loans, and collateralized mortgage obligations. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available.

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consists of marketable equity securities and investment securities—marked to market. The Company’s marketable equity securities are classified within level 1 of the fair value hierarchy as they are valued using quoted market prices. Investment securities—marked to market consist of warrants and equity securities received in connection with certain capital raising transactions. Warrants are generally exercisable at the respective offering price of the transaction. Such investments are classified within level 3 of the fair value hierarchy as the value is determined based on the valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

Trading securities and trading account securities sold but not yet purchased, at fair value—The Company’s trading securities and trading account securities sold but not yet purchased, at fair value, are securities owned or sold by the Company’s broker-dealer subsidiaries and consist of marketable and non-public equity and debt securities. The Company classifies marketable equity and debt securities within level 1 of the fair value hierarchy if quoted market prices are used to value the securities and non-public equity and debt securities are classified within level 3 of the fair value hierarchy if enterprise values are used to value the securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which is sometimes reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

Derivative instruments—In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). These derivatives are generally classified within level 2 of the fair value hierarchy because they are valued using broker or dealer quotations which are model based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments and long-term investments accounted for under SFAS 157 as of March 31, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	Fair Value Measurements at March 31, 2008 Using
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency and AAA-rated private label	$2,762,674	$—	$2,762,674	$—
Other	7,660	—	—	7,660

Total	2,770,334	—	2,762,674	7,660
Long-term investments, at fair value:
Marketable equity securities	18,945	18,945	—	—
Residual interest in securitization	8,435	—	—	8,435
Investments—marked to market	2,641	—	—	2,641

Total	30,021	18,945	—	11,076
Trading securities and trading account securities sold, but not yet purchased, at fair value:
Marketable and non-public equity securities	17,414	35	—	17,379
Non-public debt securities	25,261	—	—	25,261
Marketable equity securities sold but not yet purchased	(60)	(60)	—	—

Total	42,615	(25)	—	42,640
Derivative instruments, at fair value:(1)
Assets	1,699	—	1,699	—
Liabilities	(10,937)	—	(10,937)	—

Net	(9,238)	—	(9,238)	—

Total	$2,833,732	$18,920	$2,753,436	$61,376

(1)	See footnote 4 for additional discussion on derivative instruments.

As of March 31, 2008, the total financial assets measured and reported at fair value on a recurring basis and classified within level 3 were $ 61,376, or 1.8% of the Company’s total assets at that date.

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value and gains and losses of the Company’s level 3 financial assets and liabilities, that are measured at fair value on a recurring basis, for the three months ended March 31, 2008. As reflected in the table below, there are no unrealized gains (losses) on such level 3 financial assets and liabilities as of March 31, 2008 included in accumulated other comprehensive income. The Company had no assets or liabilities that transferred in to, or out, of level 3 during the three months ended March 31, 2008.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	MBS	Long-Term Investments	Other	Total
Beginning balance, January 1, 2008	$10,638	$19,049	$18,567	$48,254
Total net gains (losses) (realized/unrealized)
Included in earnings	(2,765)	(7,533)	(637)	(10,935)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, settlements, and principal payoffs, net	(213)	(440)	24,710	24,057

Ending balance, March 31, 2008	$7,660	$11,076	$42,640	$61,376

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(2,765)	$(7,533)	$(751)	$(11,049)

Gains and losses included in earnings for the three months ended March 31, 2008 are reported in the following income statement line descriptions as follows:

	Principal investment—Net investment loss	Institutional brokerage—Principal transactions
Total losses included in earnings for the period	$(10,298)	$(637)

Change in unrealized losses relating to assets still held at March 31, 2008	$(10,298)	$(751)

Items Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or writedowns of individual assets. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within level 3 of the fair value hierarchy.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which a change in fair value was recognized in the current period.

	Fair Value Measurements at March 31, 2008				Three months ended March 31, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$12,984	$—	$—	$12,984	$(6,431)

Mortgage-Backed Securities, at Fair Value

Mortgage-backed securities, at fair value(1) (2), consisted of the following as of the dates indicated:

	March 31, 2008	December 31, 2007
Fannie Mae	$1,081,421	$101
Freddie Mac	1,463,547	1,493,615

	2,544,968	1,493,716
Private-label(3)	225,366	297,764

	$2,770,334	$1,791,480

(1)	The Company’s mortgage-backed securities (“MBS”) portfolio is primarily comprised of agency collateralized mortgage obligations (“CMOs”) and adjustable-rate MBS. The weighted-average coupon of the available-for-sale portfolio at March 31, 2008 and December 31, 2007 was 4.18% and 5.77%, respectively.
(2)	As of March 31, 2008 and December 31, 2007, $2,630,616 and $1,778,524 (each representing fair value, excluding principal receivable), respectively, of the Company’s MBS investments were pledged as collateral for repurchase agreements.
(3)	Private-label mortgage-backed securities held by the Company as of March 31, 2008 and December 31, 2007 were primarily rated A- or higher by Standard & Poors.

Long-Term Investments, at Fair Value

Long-term investments, at fair value, consisted of the following as of the dates indicated:

	March 31, 2008	December 31, 2007
Marketable equity securities	$18,945	$28,688
Residual interest in securitization	8,435	15,903
Investment securities—marked to market	2,641	7,743

	$30,021	$52,334

Trading Securities and Trading Account Securities Sold, but Not Yet Purchased, at Fair Value

Trading securities owned and trading account securities sold, but not yet purchased, at fair value, consisted of the following at the dates indicated:

	March 31, 2008		December 31, 2007
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$17,414	$60	$18,787	$154
Corporate debt securities	25,261	—	270	52

	$42,675	$60	$19,057	$206

Trading account securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices. These transactions result in off-balance-sheet risk as the Company’s ultimate obligation to purchase such securities may exceed the current value recorded in the consolidated balance sheets.

Other Long-Term Investments

Other long-term investments, which are fair valued on a non-recurring basis, consisted of the following as of the dates indicated:

	March 31, 2008	December 31, 2007
Non-public equity securities	$79,113	$83,692
Preferred equity investment	2,500	2,500
Investments funds	28,481	30,620
Other investments	5,350	128

	$115,444	$116,940

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

	March 31, 2008
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$2,862,241	$814	$(92,721)	$2,770,334
Marketable equity securities	19,270	428	(753)	18,945

	$2,881,511	$1,242	$(93,474)	$2,789,279

(1)	The amortized cost of MBS includes net premiums of $13,075 at March 31, 2008.

	December 31, 2007
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(2)	$1,793,777	$1,316	$(3,613)	$1,791,480
Marketable equity securities	25,333	3,370	(15)	28,688

	$1,819,110	$4,686	$(3,628)	$1,820,168

(2)	The amortized cost of MBS includes unamortized net premiums of $1,062 at December 31, 2007.

The following table provides further information regarding the duration of unrealized losses as of March 31, 2008:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$2,525,612	$(92,721)	$2,432,891	$—	$—	$—
Marketable equity securities	11,583	(753)	10,830	—	—	—

	$2,537,195	$(93,474)	$2,443,721	$—	$—	$—

The Company recorded other-than-temporary impairment losses of $2,880 for the three months ended March 31, 2008 related to continued deterioration in credit quality on certain MBS investments with an original cost basis of $42,242. There was no such other-than-temporary impairments recorded during the three months ended March 31, 2007. For the remaining MBS investments with unrealized losses, the Company determined that the unrealized losses are due to reasons other than credit quality issues, such as interest rate fluctuation. The Company does not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments, and the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity.

During the three months ended March 31, 2007, the Company recorded $10,000 of other-than-temporary impairment losses relating to marketable equity securities with a cost basis of $13,927. For the three months ended March 31, 2008, there were no such other-than-temporary impairments to marketable equity securities. Based on the Company’s evaluation, the Company does not consider the marketable equity securities in unrealized loss positions as of March 31, 2008 to be other-than-temporarily impaired considering the limited severity and duration of these unrealized losses and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for forecasted recovery of the cost basis. During the three months ended March 31, 2008, the Company also recognized other-than-temporary impairment losses of $7,029 in residual interest in a securitization of non-prime mortgage loans.

For investments carried at cost, at each reporting date, the Company evaluates its portfolio of such investments for impairment, including consideration of the severity and duration of factors affecting the fair value of these investments. During the three months ended March 31, 2008 and 2007, the Company recorded other-than-temporary impairment losses of $6,431 and $7,000, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $19,415 and $7,000, respectively.

During the three months ended March 31, 2008, the Company received $72,241 from sales of MBS, resulting in gross gains and losses of $72 and $0, respectively, and received $8,356 from sales of marketable equity securities, resulting in gross gains and losses of $401 and $0, respectively. During the three months ended

March 31, 2007, the Company received $2,764,546 from sales of MBS, resulting in gross gains and losses of $5,840 and $393, respectively, and received $34,399 from sales of marketable equity securities, resulting in gross gains and losses of $4,014 and $6,724, respectively.

Interest Income

The interest income from the Company’s MBS portfolio includes contractual interest payments adjusted for the amortization of premiums and discounts and other deferred costs in accordance with SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Directs Costs of Leasing” (“SFAS 91”).

Effective January 1, 2008, the Company has elected to change its method of amortizing and accreting premiums, discounts and other deferred costs on the MBS portfolio. In accordance with SFAS 91, the Company now amortizes and accretes these items to interest income using the interest method over the contractual life of the assets (“Contractual Method”). Historically, the Company amortized and accreted these items using the retrospective method; that is, using the interest method over the estimated lives of the assets. This method required a retrospective adjustment of the effective yield each time the Company updated the estimated life of the assets. Actual prepayment experience and estimates of future principal repayments were used in calculating the estimated lives. The retrospective method adjusted unamortized premium or discount amounts as if the new estimate had been known since the original acquisition date of the assets, on a cumulative basis.

The Company changed to the Contractual Method, which uses the actual cash flows from the underlying assets to apply the interest method. While both methods are acceptable under GAAP, the Company believes the Contractual Method is preferable to the retrospective method because under the Contractual Method, the income effects of premiums, discounts and other deferred costs are recognized in a manner that is reflective of the actual behavior of the underlying assets during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to change in estimated prepayments based on assumptions about future activities.

The cumulative effect of the change to the Company’s accumulated deficits as of January 1, 2008 and 2007 was a decrease of $225, or 0.02%, and an increase of $1,428, or 0.38%, to $1,063,558 and $379,479, respectively. The income statement impact as a result of the change for the three months ended March 31, 2008 and 2007 was an increase to net income of $34, or 0.08%, to $45,102 and an increase to net loss of $1,865, or 1.00%, to $187,743, respectively.

3.	Borrowings:

Commercial Paper and Repurchase Agreements

The Company has historically issued commercial paper and entered into repurchase agreements to fund its investments in MBS. Commercial paper issuances have historically been conducted through Georgetown Funding Company, LLC (“Georgetown Funding”).

As of March 31, 2008, the amount at risk related to $1,876,978 and $442,516 of repurchase agreements with Barclays Capital Inc. and Credit Suisse Securities USA LLC, respectively, was $120,471, or 35.0%, and $38,301, or 11.1%, respectively, of the Company’s shareholders’ equity with a weighted average maturity of 30 days and 41 days, respectively. As of December 31, 2007, the amount at risk related to $1,493,614 of repurchase agreements with Barclays Capital Inc. was $74,828, representing 18.8% of the Company’s shareholders’ equity with a weighted average maturity of 20 days.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings and mortgage financing facilities as of the dates indicated:

	March 31, 2008		December 31, 2007
	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)
Outstanding balance	$2,458,550	—	$1,681,822	$62,555
Value of assets pledged as collateral:
Agency mortgage-backed securities	2,416,265	—	1,493,614	—
Non-agency mortgage-backed securities	214,351	—	284,910	—
Mortgage loans	—	—	—	65,002
Weighted-average rate	2.80%	—	5.00%	6.16%
Weighted-average term to maturity	25.9 days	NA	20.0 days	NA

(1)	Under these mortgage financing agreements, which expired or were terminated by the Company or the counterparty before March 31, 2008, the Company financed mortgage loans originated by First NLC for up to 180 days. The interest rates on these borrowings reset daily.

	March 31, 2008			March 31, 2007
	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	—	$1,764,884	—	$3,887,274	$2,805,103	$1,281,561
Weighted-average rate during the three months ended	—	3.68%	—	5.38%	5.32%	6.02%

Long-term Debt

As of March 31, 2008 and December 31, 2007, the Company had $319,906 and $320,820, respectively, of outstanding long-term debt issued by FBR TRS Holdings, Inc. (“FBR TRS Holdings”). The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 6.91% and 7.63% as of March 31, 2008 and December 31, 2007, respectively. These borrowings mature between 2033 and 2035, and are redeemable, in whole or in part, without penalty beginning in 2008 and 2010. During the three months ended March 31, 2008, the Company did not issue additional long-term debentures.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with SFAS 133. These instruments include interest rate caps, interest rate swaps, Eurodollar futures contracts, certain commitments to purchase and sell MBS, and warrants to purchase common stock.

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities. The derivative financial instruments include interest rate caps, interest rate swaps, and Eurodollar futures contracts. As discussed below, certain of these derivatives are designated as cash flow or fair value hedges under SFAS 133 and others are not designated as hedges for accounting purposes. The counterparties to these instruments are U.S. financial institutions.

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

	March 31, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements(1)	$2,063,000	$390	$3,063,000	$1,336
Interest rate swap agreements(2)	328,598	(10,628)	135,000	(2,958)
Fair value hedge:
Interest rate cap agreement(3)	789,238	1,309	789,238	2,177
No hedge designation:
Interest rate cap agreements(4)	1,915,414	(309)	1,021,612	(668)

(1)	Comprised of three interest rate caps which mature between 2008 and 2010 with strike rates between 5.37% and 5.43%.
(2)	Comprised of four interest rate swaps which mature in 2012 with interest rates between 3.41% and 4.59%.
(3)	Comprised of one interest rate cap which matures in 2012 with a strike rate of 6.36%.
(4)	Comprised of two interest rate caps which mature in 2008 and 2010 with strike rates between 5.42% and 5.56%.

The Company had designated certain interest rate caps and interest rate swaps as cash flow hedges of the variability in interest payments associated with the Company’s borrowings. The notional amount and terms of each of these derivative instruments were matched against a like amount of current and/or anticipated borrowings and terms under the Company’s forecasted financings. These instruments were highly effective hedges and qualified as cash flow hedges under SFAS 133. However, on March 31, 2008, due to the continued disruptions in the liquidity market, the Company determined that the occurrence of certain forecasted transactions for the second quarter 2008 is not probable. As a result, the Company discontinued one of the cash flow hedges and recognized net derivative loss in the earnings for the three months ended March 31, 2008. Accordingly, changes in the fair value of these derivatives were reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The net effect of the Company’s cash flow hedges on the variability in interest payments was to increase interest expense by $433 and decrease interest expense by $11,386 for the three months ended March 31, 2008 and 2007, respectively. The total net loss deferred in accumulated other comprehensive loss relating to these derivatives was $21,628 at March 31, 2008. Of this amount, a net expense of $7,391 is expected to flow through the Company’s statement of operations over the next twelve months. For the three months ended March 31, 2008 and 2007, the Company recognized a loss of $780 and $1,160, respectively, related to the ineffectiveness portion of these hedges.

During the fourth quarter of 2007, the Company designated an interest rate cap as a fair value hedge of the Company’s exposure to a decrease in the fair value of a MBS attributable to changes in LIBOR. Accordingly, pursuant to SFAS 133, the gains and losses on the interest rate cap are recognized in earnings and the changes in fair value of the hedged item attributable to the hedged risk are adjusted from the carrying amount of the hedged item and recognized in earnings in the same period. The ineffective portion of this hedge was not material for the three months ended March 31, 2008.

The Company also uses derivative instruments, including certain interest rate caps and Eurodollar futures contracts, to hedge certain mortgage-backed security and related borrowings that are not designated as hedges under SFAS 133. The changes in fair value on these derivatives are recorded to net investment income in the statement of operations. For the three months ended March 31, 2008 and 2007, the Company recorded net gain of $359 and net loss of $8,836, respectively, on these derivatives.

5.	Income Taxes:

FBR Group (parent company) is organized and operated in order to allow it to qualify as a real estate investment trust (“REIT”) for tax purposes. As a REIT, FBR Group is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group intends to distribute 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income.

To maintain its tax qualification as a REIT, FBR Group must meet certain income and asset tests and distribution requirements. The REIT must distribute to shareholders at least 90% of its (parent company) taxable income. A predominance of the REIT’s gross income must come from real estate sources and other portfolio-type income. A significant portion of the REIT’s assets must consist of real estate and similar portfolio investments, including mortgage-backed securities. The income generated from the Company’s taxable REIT subsidiaries is taxed at normal corporate rates and will generally not be distributed to the Company’s shareholders. Failure to maintain REIT qualification would subject FBR Group to Federal and state corporate income taxes at regular corporate rates. The taxable REIT subsidiaries, including FBR TRS Holdings and FBR Capital Markets, have each elected to file consolidated federal income tax returns.

The total income tax benefit recorded for the three months ended March 31, 2008 and 2007, was $806 and $31,550, respectively. The Company’s taxable REIT subsidiaries generated pre-tax book income (loss) of $58,455 and ($167,458) in the three months ending March 31, 2008 and 2007, respectively. The Company’s effective tax rate was (1.4%) and 18.8% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rates during these periods differed from statutory rates due to the discrete period reporting of the tax effects due to the effect of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), as restricted stock awards vested at share prices lower than original grant date prices. The Company’s tax benefit recorded during the three months ended March 31, 2008, reflects a full valuation allowance on tax benefits related to operating losses at its FBR TRS Holdings, Inc. subsidiary and related release of valuation allowance related to the disposition of First NLC (see Note 10). The effective rate for the three months ended March 31, 2007 was also impacted by the recognition of tax expense on the book/tax difference in the basis of its shares of FBR Capital Markets Corporation as a result of the reduction of the Company’s investment to just over a 50 percent interest.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial.

6.	Net Capital Requirements:

The Company’s U.S. broker-dealer subsidiaries, Friedman, Billings, Ramsey & Co. (“FBR & Co.”) and FBR Investment Services, Inc. (“FBRIS”), are registered with the Securities Exchange Commission (“SEC”) and are members of the Financial Industry Regulatory Authority (“FINRA”). Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2008, FBR & Co. had net capital of $216,283 that was $211,902 in excess of its required net capital of $4,381. As of March 31, 2008, FBRIS and FBRIL had net capital in excess of required amounts.

7.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the impact of dilutive securities such as stock options and unvested shares of restricted stock. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	150,784	150,784	172,850	172,850
Stock options and unvested restricted stock (in thousands)	—	635	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	150,784	151,419	172,850	172,850

Net income (loss) applicable to common stock	$45,102	$45,102	$(187,743)	(187,743)

Earnings (loss) per common share	$0.30	$0.30	$(1.09)	$(1.09)

As of March 31, 2008 and 2007, 930,226 and 2,840,599 of outstanding options to purchase shares of common stock were outstanding, respectively. All of these outstanding options were antidilutive as of March 31, 2008 and 2007. See Note 11 for additional information regarding outstanding options and restricted stock.

8.	Minority Interest:

Minority interest represents shares of common stock of FBR Capital Markets issued to outside investors. As of March 31, 2008 and December 31, 2007, 31,438,641 shares and 30,725,926 shares, respectively, of the total number of outstanding shares of FBR Capital Markets common stock, of 64,771,690 and 64,058,975 shares, respectively, were issued to outside investors and not subject to forfeiture under share-based award agreements.

In June 2007, FBR TRS Holdings, a wholly-owned taxable REIT subsidiary of the Company, sold 12,666,951 shares of FBR Capital Markets common stock through an initial public offering. The Company received $205,643 in net proceeds from the transaction based on a per share price of $15.81. As a result of this transaction, the Company’s ownership in FBR Capital Markets was reduced to 33,333,049 shares. As of March 31, 2008, the Company, through FBR TRS Holdings, controlled more than 50% of the total voting power of the outstanding shares of FBR Capital Markets common stock.

9.	Commitments and Contingencies:

Litigation

As of March 31, 2008, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”)

relating to its various businesses. In addition, the Company, from time to time, is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Historically, the Company conducted its mortgage banking activities through its taxable REIT subsidiary First NLC. As a result of continued deterioration of the non-prime mortgage markets, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result of the bankruptcy filing, all litigation against First NLC has been stayed. On the basis of the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel, the Company believes that it has no further obligations to First NLC and that First NLC’s creditors would not be able to pierce the corporate veil between First NLC and the Company. However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and we cannot predict the outcome of the proceeding.

Putative Class Action Securities Lawsuit

On May 8, 2008, the United States District Court for the Southern District of New York entered its final judgment granting FBR Group’s motion to dismiss all counts of the consolidated amended complaint in the previously disclosed putative class action securities lawsuit of In re FBR Inc. Securities Litig. Pursuant to that final judgment, the complaint was dismissed as to all defendants (which includes certain officers and directors of FBR Group) with prejudice.

10.	First NLC Financial Services, LLC:

As discussed above, on January 18, 2008, First NLC, the Company’s non-conforming residential mortgage loan origination subsidiary, filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets and on May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result, on January 18, 2008, the Company deconsolidated First NLC and recognized its investment in First NLC under the cost-method thereafter.

In addition, the Company recorded a non-cash reversal of its $73,040 negative investment in First NLC because the Company has no continuing involvement with First NLC. As a result of the bankruptcy and based on the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel to the effect that First NLC’s creditors would not be able to pierce the corporate veil between First NLC and the Company, the Company believes it has no remaining guarantees of the debt or any other obligation of First NLC, and it is considered remote that the Company would have any further obligations related to First NLC.

11.	Shareholders’ Equity:

Dividends

There were no dividends declared for the three-month periods ended March 31, 2008 and December 31, 2007. Pursuant to the Company’s variable dividend policy, the Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. The Company declared and paid the following distributions during the year ended December 31, 2007:

Declaration Date	Record Date	Payment Date	Dividends Per Share
September 17, 2007	September 28, 2007	October 31, 2007	$0.05
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

FBR Group Stock Compensation Plans

FBR Group Long-Term Incentive Plan

Under the FBR Group Long-Term Incentive Plan, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock and other stock-based awards for up to 24,900,000 shares of Class A common stock to eligible participants in the FBR Group Long-Term Incentive Plan. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Group Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. The FBR Group Long-Term Incentive Plan replaced the FBR Group Stock and Annual Incentive Plan and the Non-Employee Director Stock Compensation Plan (the “Prior Plans” and, together with the FBR Group Long-Term Incentive Plan, the “Stock Plans”), and shares that remained available for issuance under the Prior Plans became available under the FBR Group Long-Term Incentive Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the three months ended March 31, 2008 and 2007.

Pursuant to SFAS 123R, compensation expense recognized in the consolidated statements of operations for options to purchase FBR Group Class A common stock for the three months ended March 31, 2008 and 2007, were $28 and $327, respectively, and related tax benefits of $4 and $16, respectively. In addition, the Company recognized compensation expense of $92 relating to shares of Class A common stock offered under the FBR Group Employee Stock Purchase Plan for the three months ended March 31, 2007. The FBR Group Employee Stock Purchase Plan was terminated in accordance with its terms in January 2008; therefore, there was no expense for the three months ended March 31, 2008 in connection with this plan.

As of March 31, 2008, there was $162 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plans relating to 224,013 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.0 years.

FBR Group Restricted Stock

From time to time, the Company grants shares of FBR Group restricted Class A common stock to employees under the FBR Group Long-Term Incentive Plan that vest ratably over a three-year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the three months ended March 31, 2008 and 2007, the Company granted 7,753,822 shares and 1,526 shares, respectively, of such restricted FBR Group Class A common stock at weighted average share prices of $2.91 per share and $7.34 per share, respectively. For the three months ended March 31, 2008 and 2007, the Company recognized $2,168 and $1,700, respectively, of compensation expense related to this FBR Group restricted stock.

As of March 31, 2008 and December 31, 2007, a total of 8,587,604 and 1,207,421 shares, respectively, of such FBR Group restricted Class A common stock were outstanding with total unrecognized compensation cost related to unvested shares of $23,660 and $3,377, respectively. The total unrecognized cost is expected to be recognized over a weighted average period of 2.7 years.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted FBR Group Class A common stock in lieu of cash payments. These restricted shares of FBR Group Class A common stock are issued to an irrevocable trust and are not returnable to the Company. During the three months ended March 31, 2008 and 2007, the Company issued 75,442 and 8,650 shares, respectively, of FBR Group restricted Class A common stock valued at $224 and $63, respectively, to the trust in settlement of such accrued incentive compensation.

FBR Capital Markets Corporation Stock Compensation Plans

FBR Capital Markets Long-Term Incentive Plan

FBR Capital Markets, and the Company (through its wholly owned taxable REIT subsidiary, TRS Holdings), adopted and approved the FBR Capital Markets Long-Term Incentive Plan in July 2006. In the fourth quarter of 2007, FBR Capital Markets adopted, and the shareholders approved, an amendment to the FBR Capital Markets Long-term Incentive plan to increase it by 16,500,000 shares of common stock authorized for issuance under that plan. Under the FBR Capital Markets Long-Term Incentive Plan, as amended, FBR Capital Markets may grant options to purchase stock, stock appreciation rights, performance awards, restricted and unrestricted stock and restricted stock units for up to an aggregate of 22,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years, and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three months ended March 31, 2008: dividend yield of zero, expected volatility of 42.5%, risk-free interest rate of 2.49% and an expected life of 5.5 years. The weighted average fair value of the 35,308 options granted during the three months ended March 31, 2008 was $2.78 per share. The following weighted average assumptions were used for options granted during the three months ended March 31, 2007: dividend yield of zero, expected volatility of 30%, risk-free interest rate of 4.78% and an expected life of 4.9 years. The weighted average fair value of 699,742 options granted during the three months ended March 31, 2007 was $5.24.

Compensation expense recognized by the Company for stock options granted pursuant to the FBR Capital Markets Long-Term Incentive Plan for the three months ended March 31, 2008 and 2007 was $924 and $1,331, respectively, and related tax benefits were $377 and $586, respectively.

In accordance with the provision of SFAS 123R, FBR Capital Markets is required to recognize compensation expense relating to options to purchase shares of FBR Capital Markets’ common stock offered under the FBR Capital Markets Employee Stock Purchase Plan. For the three months ended March 31, 2008 and 2007, the Company recognized compensation expense of $281 and $292, respectively, relating to these options under the FBR Capital Markets Employee Stock Purchase Plan.

As of March 31, 2008, there was $10,462 of total unrecognized compensation cost related to 3,981,674 nonvested options granted under the FBR Capital Markets Long-Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.

FBR Capital Markets Restricted Stock

From time to time, FBR Capital Markets grants restricted shares of common stock to employees under the FBR Capital Markets Long-Term Incentive Plan that vest ratably over a three to five year period or cliff-vest after three years for various purposes based on continued employment over these specified periods. For the three months ended March 31, 2008 and 2007, the Company granted 257,079 and 341,271 restricted shares of common stock, respectively, at weighted average share prices of $6.98 and $15.34, respectively. For the three months ended March 31, 2008 and 2007, the Company recognized $1,949 and $316, respectively, of compensation expense related to this restricted shares of common stock.

As of March 31, 2008 a total of 24,724 shares of such restricted shares of common stock were outstanding with total unrecognized compensation cost related to unvested shares of $2,075,908. The total unrecognized cost is expected to be recognized over a weighted-average period of 3.6 years.

In addition, as part of FBR Capital Markets’ satisfaction of incentive compensation earned for past service under the FBR Capital Markets variable compensation programs, employees may receive restricted shares of common stock in lieu of cash payments. These shares of restricted common stock are issued to an irrevocable trust and are not returnable to FBR Capital Markets. During the three months ended March 31, 2008 and 2007, respectively, FBR Capital Markets issued 700,807 and 118,241 shares of restricted common stock valued at $5,117 and at $1,804 to the trust in settlement of such accrued incentive compensation.

FBR Capital Markets Restricted Stock Units

FBR Capital Markets grants restricted stock units to employees under the Company’s FBR Capital Markets Long-term Incentive Plan. The vesting of these restricted stock units is subject to a market condition and/or a service condition. During the three months ended March 31, 2008, FBR Capital Markets granted 4,665,000 restricted stock units at a weighted average fair value of $2.09 per unit which are subject to a market condition and vest ratably in years three, four, and five from date of issuance. In addition, FBR Capital Markets issued 1,449,441 restricted stock units at a weighted average price of $6.72 which vest ratably years three, four, and five from date of issuance or cliff-vest after three years based on continued employment over the specified period. For the three months ended March 31, 2008, the Company recognized $520 of compensation expense related to these restricted stock units. FBR Capital Markets did not grant any restricted stock units prior to January 1, 2008.

As of March 31, 2008, a total of 6,001,941 of such restricted stock units were outstanding with total unrecognized compensation cost related to unvested units of $18,451. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.8 years.

FBR Capital Markets also issued restricted stock units to an irrevocable trust which is not returnable to the Company. These restricted stock units were issued in lieu of cash payments for satisfaction of incentive compensation earned for past service under variable compensation programs. FBR Capital Markets issued 25,164 restricted stock units at a fair value of $207 to the trust in settlement of such accrued incentive compensation. FBR Capital Markets did not grant any restricted stock units prior to January 1, 2008.

Share Repurchases

FBR Group Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14,000,000 shares of the Company’s Class A common stock from time to time. In 2007, the Company’s Board of Directors authorized an additional share repurchase program in which the Company may repurchase up to 100,000,000 shares of the Company’s Class A common stock. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group stock-based compensation plans described previously. During 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 23,643,428 shares at a cost of $109,777, respectively. During the three months ended March 31, 2008, the Company had no share repurchases and had the authority to repurchase 76,356,572 shares.

FBR Capital Markets Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the FBR Capital Markets’ Board of Directors authorized a share repurchase program under which FBR Capital Markets could repurchase up to 1,000,000 shares of FBR Capital Markets’ outstanding shares of common stock. In October 2007, the FBR Capital Markets Board of Director’s authorized the repurchase of up to an additional 5,000,000 shares of common stock. During 2007, FBR Capital Markets, in accordance with its share repurchase program, repurchased 1,000,000 shares at a total cost of $13,017. During the three months ended March 31, 2008, FBR Capital Markets had no share repurchases and had the authority to repurchase 5,000,000 shares.

12.	Segment Information:

The Company considers its capital markets, asset management, principal investing and mortgage banking operations to be four separately reportable segments.

The capital markets segment includes the Company’s investment banking and institutional sales, trading and research areas. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee-based asset management operations. The Company’s principal investing segment includes mortgage related investment activities and substantially all of the Company’s equity security investing activities. The Company’s mortgage banking segment includes the origination and sale of non-conforming residential mortgage loans.

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

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Consolidated Totals
Three months ended March 31, 2008
Net revenues	$101,827	$5,929	$(15,539)	$65	$92,282
Operating loss	(4,221)	(3,457)	(23,369)	(2,607)	(33,654)
Three months ended March 31, 2007
Net revenues	$131,905	$7,536	$(29,315)	$(99,644)	$10,482
Operating income (loss)	23,947	(1,673)	(47,192)	(192,127)	(217,045)

13.	Recent Accounting Pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the consolidated financial statements.

On February 20, 2008, the FASB issued final Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). The FSP FAS 140-3 provides guidance on whether a transfer of a financial asset and a repurchase financing entered into with the same counterparty should be accounted for as separate transactions. The FSP FAS 140-3 requires that such transactions be considered part of the same arrangement, i.e. “linked transaction” under Statement 140, unless certain criteria are met. FSP FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are evaluating the impact of adoption of FSP FAS 140-3 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 160 on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries (“we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately following Item 4 of Part I of this report on Form 10-Q.

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

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, healthcare, insurance, real estate and technology, media and telecommunications sectors. Historically, we have focused on small- and mid-cap stocks, although our research coverage and brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits can be subject to significant volatility from period to period.

The operating income from our capital markets segment decreased to a loss of $4.2 million for the first quarter of 2008 from operating income of $23.9 million for the first quarter of 2007. This decrease is primarily attributable to a $33.7 million decrease in investment banking revenues during the first quarter of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the first quarter of 2008 reflects the continued effect that the dislocation in credit markets, that began in August 2007, has had on the U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $31.8 million for the quarter ended March 31, 2008 from $25.9 million for the quarter ended March 31, 2007. Compensation and benefits costs within our capital markets segment decreased 9.4%, or $7.0 million, during the first quarter of 2008 as a result of decreased variable compensation related to decrease in capital raising revenues. The decrease in variable compensation is offset partially by an increase in fixed expense that is attributable to the build-out of our international operations, increased stock-based compensation associated with restricted stock grants and severance costs associated with a reduction in the Company’s workforce.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $2.1 billion at March 31, 2008 decreasing from $2.5 billion as of December 31, 2007. Net assets under management decreased 16.0%, or $0.4 billion during the three months ended March 31, 2008, primarily related to fund performance and net redemptions in mutual funds.

The operating loss from our asset management activities increased from an operating loss of $1.7 million in the first quarter of 2007 to an operating loss of $3.5 million in the first quarter of 2008. We recorded $4.6 million in base management fees (including mutual fund administrative fees) for the three months ended March 31, 2008, as compared to $5.5 million for the three months ended March 31, 2007. Our annualized effective fee during the first quarter of 2008, on the period end net assets under management, was 87 basis points.

Principal Investing

Mortgage-Backed Securities

We invest in agency-backed and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing in agency CMOs and hybrid-ARM mortgage-backed securities financed by short-term commercial paper and repurchase agreement borrowings. The Company recorded net interest income of $6.3 million and $14.3 million from MBS held in our principal investment portfolio for the three months ended March 31, 2008 and 2007, respectively. The decrease in net interest income during the three months ended March 31, 2008 is due to the decrease in the average balance of MBS investments held in our portfolio. We also recorded $2.9 million in other-than-temporary impairments based on the Company’s quarterly fair value assessment of remaining sub-prime MBS portfolio.

Merchant Banking and Long-Term Investments

The total value of our merchant banking portfolio and long-term investments was $145.5 million as of March 31, 2008. Of this total, $98.5 million was held in the merchant banking portfolio, $28.5 million was held in alternative asset funds and mutual funds and $18.5 million was held in other long-term investments. Net unrealized losses in the merchant banking portfolio included in accumulated other comprehensive income (“AOCI”) totaled $0.3 million as of March 31, 2008.

During the three months ended March 31, 2008, we recorded $6.4 million in other than temporary impairment write-downs on certain merchant banking investments and $7.0 million in residual interest in a non-prime mortgage loan securitization. These write-downs were recorded as part of the Company’s quarterly assessments of unrealized losses in its portfolio for potential other-than-temporary impairments.

Effective January 1, 2008, the Company has elected to change its method of amortizing and accreting premiums, discounts and other deferred costs on the MBS portfolio. In accordance with SFAS 91, the Company now amortizes and accretes these items to interest income using the interest method over the contractual life of the assets (“Contractual Method”). Historically, the Company amortized and accreted these items using the retrospective method; that is, using the interest method over the estimated lives of the assets. This method required a retrospective adjustment of the effective yield each time the Company updated the estimated life of the assets. Actual prepayment experience and estimates of future principal repayments were used in calculating the estimated lives. The retrospective method adjusted unamortized premium or discount amounts as if the new estimate had been known since the original acquisition date of the assets, on a cumulative basis.

The Company changed to the Contractual Method, which uses the actual cash flows from the underlying assets to apply the interest method. While both methods are acceptable under GAAP, the Company believes the Contractual Method is preferable to the retrospective method, because under the Contractual Method, the income effects of premiums, discounts, and other deferred costs are recognized in a manner that is reflective of the actual behavior of the underlying assets during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to change in estimated prepayments based on assumptions about future activities.

The cumulative effect of the change to the Company’s accumulated deficits as of January 1, 2008 and 2007 was a decrease of $0.2 million, or 0.02%, and an increase of $1.4 million, or 0.38%, to $1.1 billion and $379.5 million, respectively. The income statement impact as a result of the change for the three months ended March 31, 2008 and 2007 was an increase to net income of $34 thousand, or 0.08%, to $45.1 million and an increase to net loss of $1.9 million, or 1.00%, to $187.7 million, respectively.

Mortgage Banking

We historically conducted our mortgage banking activities primarily through our taxable REIT subsidiary First NLC. As a result of continued deterioration of the non-prime mortgage market, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result, on January 18, 2008, the Company deconsolidated First NLC and recognized its investment in First NLC under the cost-method thereafter.

In addition, the Company recorded a non-cash reversal of its $73.0 million negative investment in First NLC as the Company has no continuing involvement with First NLC. The Company has obtained a legal opinion from its outside counsel to the effect that First NLC’s creditors would not be able to pierce the corporate veil between First NLC and the Company. However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and we cannot predict the outcome of the proceeding. As a result of the bankruptcy and based on the Company’s review of its relationship with First NLC and the opinion of the Company’s counsel referenced above, the Company believes it has no remaining guarantees of the debt or any other obligation of First NLC other than those satisfied out of First NLC’s “cash collateral” (i.e., cash already owned by First NLC, but impressed with a lien in favor of the Company and other lenders) and it is considered remote that the Company would have any further obligations related to First NLC.

Operating losses incurred by the mortgage banking segment, which used to consist primarily of First NLC, decreased to an operating loss of $2.6 million for the period ended March 31, 2008 from an operating loss of $192.1 million for the period ended 2007. The operating losses in 2007 were primarily attributable to the continued decline in value of the loans due to the continued deterioration in the market for non-prime residential mortgage loans which reflected the effects of industry-wide increases in early payment default requests from loan investors as well as the surplus of non-prime loans in the market.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net income increased from a net loss of $187.7 million in the first quarter of 2007 to a net gain of $45.1 million in the first quarter of 2008. Net loss included the following results of operations by segment:

	For the quarter ended March 31,
	2008	2007
Capital Markets	$(4,221)	$23,947
Asset Management	(3,457)	(1,673)
Principal Investing	(23,369)	(47,192)
Mortgage Banking	(2,607)	(192,127)

Operating loss	(33,654)	(217,045)
Gain on disposition of subsidiary and other income	73,037	831

Income (loss) before income taxes and minority interest	39,383	(216,214)
Income tax benefit	(806)	(31,550)
Minority interest in (losses) earnings of consolidated subsidiary	(4,913)	3,079

Net income (loss)	$45,102	$(187,743)

The increase in net income is primarily attributable to the deconsolidation and reversal of $73.0 million of negative investment in First NLC as discussed above.

The Company’s revenues, net of interest expense, increased from $10.5 million in the first quarter of 2007 to $92.3 million in the first quarter of 2008 due to the changes in revenues and interest expense described below.

Capital raising revenue decreased 33.2% from $97.2 million in the first quarter of 2007 to $64.9 million in the first quarter of 2008. The lower volume of capital raising activity related primarily to public underwriting activities and was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in the credit markets. We completed three private placements during the first quarter of 2008 generating $58.1 million in revenues compared to two private placements generating $58.2 million in revenues during the first quarter of 2007.

Advisory revenue decreased 21.5% to $5.1 million in the first quarter of 2008 as compared to $6.5 million generated in the first quarter of 2007. We completed seven merger and acquisition and advisory engagements in the first quarter of 2007 as compared to five merger and acquisition and advisory engagements in the first quarter of 2008.

Institutional brokerage revenue from agency commissions and principal transactions increased 22.8% from $25.9 million in the first quarter of 2007 to $31.8 million in the first quarter of 2008 as a result of decreases in trading losses and increases in trading volume due to our expansion of sales and trading personnel.

Asset management base management fees decreased 16.4% from $5.5 million in the first quarter of 2007 to $4.6 million in the first quarter of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $(9.6) million in the first quarter of 2008 as compared to $(121.3) million in the first quarter of 2007. The decrease in net losses is primarily the result of a decrease in losses incurred at First NLC.

	For the quarter ended March 31,
	2008	2007
Net interest income	$9,191	$43,356
Net investment loss—principal investing	(19,687)	(58,765)
Dividend income	429	959
Net investment income (loss)—mortgage banking	468	(106,859)

	$(9,599)	$(121,309)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$1,944,880	$23,096	4.75%	$7,347,070	$104,023	5.66%
Mortgage loans	—	—	—	5,677,514	100,899	7.11%

	$1,944,880	23,096	4.75%	$13,024,584	204,922	6.29%

Other(1)		2,854			491

		25,950			205,413
Repurchase agreements	$1,764,884	(16,435)	(3.68)%	$2,805,103	(37,290)	(5.32)%
Commercial paper	—	—	—	3,887,274	(52,267)	(5.38)%
Mortgage financing credit facilities	—	—	—	1,281,561	(19,282)	(6.02)%
Securitization	—	—	—	4,325,103	(64,604)	(5.98)%
Derivative contracts(2)	—	(324)		—	11,386

	$1,764,884	(16,759)	(3.76)%	$12,299,041	(162,057)	(5.27)%

Net interest income/spread		$9,191	0.99%		$43,356	1.02%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $34.2 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This decrease was primarily due to a decrease in the net interest spread resulting from a lower average balance on MBS.

Net interest income from the MBS portfolio decreased by $8.0 million from $14.3 million in the first quarter of 2007 to $6.3 million in the first quarter of 2008 reflecting the decrease in the average balance of MBS investments offset by an increase in the net interest spread earned on the portfolio from 0.30% in the first quarter of 2007 to 0.99% in the first quarter of 2008.

During the fourth quarter of 2007, the Company completed the sale of its on-balance sheet securitized loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale transaction, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were transferred from the Company’s balance sheet. For the quarter ended March 31, 2007, mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $100.9 million with related interest expense of $72.4 million, resulting in net interest income of $28.5 million.

The Company recognized a net investment loss of $19.7 million during the first quarter 2008 compared to net investment loss of $58.8 million in the first quarter 2007. The following table summarizes the components of net investment loss (dollars in thousands):

	Three months ended March 31,
	2008	2007
Securitized mortgage loans held-for-sale—lower of cost or market valuation adjustments	$—	$(34,400)
Available for sale and cost method securities—other-than-temporary impairments	(9,311)	(17,000)
(Loss) income from investments funds	(2,214)	1,104
Realized gains on sale of available for sale investments, net	473	2,654
Losses on investment securities—marked-to-market, net	(1,199)	(1,124)
Residual interest in securitization—other-than-temporary impairments	(7,029)	—
Other, net	(407)	(9,990)

	$(19,687)	$(58,765)

Based upon the evaluation of its MBS portfolio for other-than-temporary impairment, the Company recorded $2.9 million of other-than-temporary impairment losses for the three months ended March 31, 2008 related to deterioration in credit quality on certain MBS investments.

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded $6.4 million of other-than-temporary impairment losses during the three months ended March 31, 2008 as compared to $17.0 million for the same period in 2007. In addition, the Company recorded $7.0 million in other-than-temporary impairment losses on residual interest in securitizations as of March 31, 2008.

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

In addition to net interest income, the Company recorded $0.4 million in dividend income from its merchant banking equity investment portfolio in the first quarter 2008, compared to $1.0 million during the first quarter 2007. The decrease in dividend income was primarily due to the decrease in the number of, and amount of capital invested in, dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The deconsolidation of First NLC as of January 18, 2008 resulted in a net increase in income from mortgage banking activities to $0.5 million in the first quarter of 2008 from a loss of $106.9 million in the first quarter of 2007. The losses in the first quarter of 2007 was a result of increases in provisions for losses, including repurchase and premium recapture and lower of cost of market valuation allowance.

Other revenues decreased 43.9% from $4.1 million in the first quarter 2007 to $2.3 million in the first quarter 2008 primarily due to a decrease in interest income due to a lower average balance held at our clearing broker and a reduction in interest rates.

Interest expense related primarily to long-term debt issued through FBR TRS Holdings decreased from $7.5 million in the first quarter 2007 to $6.9 million in the first quarter 2008 as a result of a decrease in interest rates associated with these floating rate borrowings.

Total non-interest expenses decreased 44.7% from $227.5 million in the first quarter 2007 to $125.9 million in the first quarter 2008. This decrease was caused by the fluctuations in non-interest expenses discussed below.

Compensation and benefits expense decreased 26.0% from $104.0 million in the first quarter 2007 to $77.0 million in the first quarter 2008. The decrease was primarily attributable to the decrease in variable compensation of $23.0 million as a result of decreased investment banking revenues and commissions on institutional brokerage revenues offset by increased costs associated with severance costs related to an overall reduction in the Company’s workforce.

Professional services decreased 10.1% from $13.9 million in the first quarter 2007 to $12.5 million in the first quarter 2008 primarily due to a $1.0 million reduction in consulting and corporate legal costs and the deconsolidation of First NLC.

Business development expenses decreased 10.9% from $13.8 million in the first quarter 2007 to $12.3 million in the first quarter 2008. This change is primarily due to a decrease in expenses associated with investment banking transactions.

Clearing and brokerage fees increased from $2.7 million in the first quarter 2007 to $3.6 million in the first quarter 2008 due to increased equity trading volumes.

Occupancy and equipment expense decreased 29.8% from $13.1 million in the first quarter 2007 to $9.2 million in the first quarter 2008. This decrease is primarily associated with the deconsolidation of First NLC.

Communications expense decreased 15.5% from $7.1 million in the first quarter 2007 to $6.0 million in the first quarter 2008 primarily due to the deconsolidation of First NLC.

Other operating expenses decreased 83.0% from $31.7 million in the first quarter 2007 to $5.4 million in the first quarter 2008. This change was due in part to the reduction of $5.2 million in loan servicing and administrative expenses primarily associated with the Company’s sale of its on-balance sheet securitized loans in the fourth quarter 2007. The Company also had $11.0 million of First NLC litigation costs and an additional $7.0 million of expenses associated with First NLC in the first quarter of 2007. The Company had no comparable First NLC expenses in the first quarter of 2008 as a result of the deconsolidation of First NLC.

The total income tax benefit changed from $31.6 million in the first quarter 2007 to $0.8 million in the first quarter 2008. Our tax benefits relates to taxable losses generated by our taxable REIT subsidiaries. Our effective tax rate relating to this activity was 18.8% in the first quarter 2007 as compared to (1.4)% in the first quarter 2008. For the first quarter of 2008, our tax benefit reflects a full valuation allowance on tax benefits related to operating losses at our FBR TRS Holdings, Inc. subsidiary and related release of valuation allowance related to the disposition of First NLC (see Note 10).

Minority interest in earnings of consolidated subsidiary of $3.1 million represents minority interest holders’ share of earnings of FBR Capital Markets for the first quarter of 2007 as compared to $4.9 million of minority interest losses associated with losses of a consolidated subsidiary for the first quarter for 2008.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. Our primary sources of funds for liquidity have historically consisted of short-term borrowings (i.e., commercial paper issued by Georgetown Funding, repurchase agreements and other short-term mortgage financing facilities), securitization financings, principal and interest payments on mortgage-backed securities and mortgage loans, dividends on equity securities, proceeds from sales of mortgage-backed securities and mortgage loans, internally generated funds, equity capital contributions, and credit provided by banks, clearing brokers, and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, a substantial portion of which are held by FBR Capital Markets, internally generated funds, borrowing capacity through margin accounts and repurchase agreements and future issuances of common stock, preferred stock or debt securities. Due to the crisis in the sub-prime mortgage market, the liquidity and credit market experienced unprecedented disruptions in 2007, which have continued in the first quarter of 2008. As a result, the availability of third-party sources of liquidity, including short-term commercial paper borrowings, was limited as of March 31, 2008.

Cash Flows

As of March 31, 2008, the Company’s cash and cash equivalents totaled $337.0 million representing a net decrease in the balance of $355.4 million for the three months ended March 31, 2008. The decrease is primarily attributable to the purchase of MBS. Of the $337.0 million cash and cash equivalents, $313.3 million was held by FBR Capital Markets. The Company’s use of the funds held by FBR Capital Market is subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors.

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreement and commercial paper borrowings. Excess cash is used to pay down short-term borrowings, and cash is provided by increasing short-term borrowings within the Company’s leverage policies. Additionally, MBS may be liquidated within relatively short time periods to provide additional liquidity.

The cash used in operating activities of $62.6 million was attributable to a reduction in cash related to operating activities of FBR Capital Markets. The cash used in investing activities of $1.1 billion relates primarily to the purchase of MBS during the first quarter of 2008. The cash provided by financing activities of $775.8 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS purchased.

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments and securities held for trading purposes. As of March 31, 2008, liquid assets consisted primarily of cash and cash equivalents of $337.0 million, $313.3 million of which was held by FBR Capital Markets, and net investments in agency MBS, excluding FBR Capital Markets’ holdings, of $221.3 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s total assets increased from $2.9 billion at December 31, 2007 to $3.5 billion as of March 31, 2008. The increase in total assets reflects the effects an increase in the Company’s investment in agency MBS.

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds) in which we serve as managing partner, and our investment in RNR II (QP), LP (a partnership we do not manage). Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

As of March 31, 2008, our MBS portfolio was comprised primarily of agency CMOs and hybrid-ARM securities with a fair value of $2.8 billion. As of March 31, 2008, the weighted-average coupon of the portfolio was 4.18%.

The actual yield on the MBS is affected by the price paid to acquire the investment. Our cost basis in MBS is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. The MBS portfolio had a premium of $13.1 million (0.46% of the unpaid par value).

Net unrealized losses related to our merchant banking investments that are included in accumulated other comprehensive income in our balance sheet totaled $0.3 million as of March 31, 2008. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is other than temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private equity investments carried at cost, for impairment. If and when we determine that the fair value is less than our carrying value and the decline is considered other-than-temporary, we will reflect the reduction as an investment loss.

The following table provides additional detail regarding the Company’s merchant banking and long-term investments as of March 31, 2008 (dollars in thousands):

Merchant Banking and Long-Term Investments

	March 31, 2008
	Shares / Units	Cost/Adjusted Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities
Castlepoint Holdings, Ltd.	500,000	$4,650	$4,865
Grubb & Ellis Company	473,116	3,037	3,250
Orion Marine Group, Inc.	755,248	9,482	9,025
Other merchant banking investments		276	188

Total merchant banking investments		$17,445	17,328

Residual interest in securitization			8,435
Investment securities-marked to market			2,641
Other investments			1,617

Total long-term investments, at fair value			$30,021

Other long-term investments:
Merchant banking—non-marketable securities(1)
Asset Capital Corporation, Inc.(2)	948,766	$4,507	$4,507
Cohen Financial(2)	112,892	1,129	1,129
Cypress Sharpridge Investment, Inc.(2).	537,604	3,226	3,226
Ellington Financial LLC	1,938,750	36,449	36,449
FSI Realty Trust(2)	752,688	1,505	1,505
Muni Funding of America, LLC(2)	750,000	5,250	5,250
Star Asia Finance, Limited(2)	800,000	4,508	4,508
Thornburg Mortgage, Inc.(3)	N/A	5,000	5,000
Thunderbird Resorts, Inc.	1,194,743	10,000	10,000
Vintage Wine Trust, Inc.(2)	1,075,269	8,602	8,602
Other merchant banking investments		975	975

Total merchant banking investments		$81,151	81,151

Preferred equity investment			2,500
Investment funds			28,481
Other investments			3,312

Total other long-term investments			$115,444

(1)	As of March 31, 2008, these shares cannot be traded in a public market (e.g., NYSE or NASDAQ) but may be sold in private transactions
(2)	Cost/adjusted basis reflects the effects of other than temporary impairment charges.
(3)	Represents an investment in senior subordinated debt and warrants.

Sources of Funding

We believe that our existing cash balances, net investments in agency MBS, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash.

As of March 31, 2008, the Company’s liabilities totaled $2.9 billion, which resulted in a leverage ratio (liabilities to shareholders’ equity) of 8 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions, and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in 25 to 28 years, and are redeemable, in whole or in part, without penalty currently or within three years. As of March 31, 2008, we had $319.9 million of long-term corporate debt and the weighted average interest rate on these securities was 6.91%.

Our repurchase agreements for our MBS include provisions contained in the standard master repurchase agreement as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. As provided in the standard master repurchase agreement, upon the occurrence of an event of default or a termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

	March 31, 2008			December 31, 2007
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)
Outstanding balance	—	$2,458,550	—	—	$1,681,822	$62,555
Weighted-average rate	—	2.80%	—	—	5.00%	6.16%
Weighted-average term to maturity(1)	—	25.9 days	NA	—	20.0 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of March 31, 2008, FBR & Co. had total regulatory net capital of $216.3 million, which exceeded its required net capital of $4.4 million by $211.9 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases:

FBR Group Share Repurchases

In 2007, the Company’s Board of Directors authorized additional share repurchases in which the Company may repurchase up to 100 million shares of the Company’s Class A common stock. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group Long-Term Incentive Plan described previously. During 2007, the Company repurchased 23,643,428 shares at a cost of $109.8 million. During the three months ended March 31, 2008, the Company had no share repurchases and had authority to repurchase 76,356,572 shares.

FBR Capital Markets Share Repurchases

In July, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the FBR Capital Markets’ Board of Directors authorized a share repurchase program under which FBR Capital Markets could repurchase up to 1 million shares of the FBR Capital Markets’ outstanding shares of common stock. In October 2007, the FBR Capital Markets Board of Director’s authorized the repurchase of up to an additional 5 million shares of common stock. During the year ended December 31, 2007, FBR Capital Markets, in accordance with its share repurchase program, repurchased 1 million shares at a total cost of $13.0 million. No repurchases of FBR Capital Markets were made during the three months ended March 31, 2008 and had authority to repurchase 5 million shares.

Dividends

During the three months ended March 31, 2008 and December 31, 2007, no dividends were declared. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. The Company declared and paid the following distributions during the year ended December 31, 2007:

Declaration Date	Record Date	Payment Date	Dividends Per Share
September 17, 2007	September 28, 2007	October 31, 2007	$0.05
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations for the remaining three quarters of 2008 and by fiscal year as of March 31, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt(1)	$—	$970	$970	$970	$—	$317,500	$320,410
Minimum rental and other contractual commitments	7,483	16,725	14,155	17,506	17,026	24,761	97,656
Capital commitments(2)	—	—	—	—	—	—	—

	$7,483	$17,695	$15,125	$18,476	$17,026	$342,261	$418,066

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through FBR TRS Holdings. Based on the weighted average interest rate of 6.91%, approximately $21.9 million on the current outstanding principal, for the year ending December 31, 2008, will be outstanding. Note that interest on the $317.5 million of long term debt floats based on the 3-month LIBOR; therefore, actual coupon interest will differ from this estimate.
(2)	The table above excludes $3.4 million of uncalled capital commitments as of March 31, 2008 to various investment partnerships that may be called over the next ten years.

The Company also has repurchase agreement liabilities of $2.5 billion as of March 31, 2008. See Note 3 to the financial statements for further information.

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

Interest Rate Risk

Leveraged MBS

The Company is primarily subject to interest-rate risk as a result of its principal investments. Through its principal investment activities, the Company invests in MBS and finances those investments with repurchase agreement and commercial paper, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates by entering into interest rate swaps, interest rate caps, and Eurodollar futures contracts. The counterparties to the Company’s derivative agreements at March 31, 2008 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short and long term interest rates. As interest rates increase, the market value of the Company’s MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s derivative instruments, including economic hedges and instruments designated as cash flow hedges. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures contracts.

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

The table that follows shows the expected change in fair value for the Company’s current MBS and derivatives related to the Company’s principal investment activities under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at March 31, 2008.” Management’s estimate of change in value for mortgage loans and mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. The estimated change in value of the MBS reflects an effective duration of 0.59.

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

	Value at March 31, 2008	Value at March 31, 2008 with 100 basis point increase in interest rates	Percent Change	Value at March 31, 2008 with 100 basis point decrease in interest rates	Percent Change
Assets
Mortgage-backed securities	$2,770,334	$2,750,055	(0.73)%	$2,782,690	0.45%
Derivative assets	1,699	5,502	223.86%	357	(79.01)%
Other	718,703	718,703	—	718,703	—

Total assets	$3,490,736	$3,474,260	(0.47)%	$3,501,750	0.32%

Liabilities
Repurchase agreements and commercial paper	$2,458,550	$2,458,550	—	$2,458,550	—
Derivative liabilities	10,937	6,185	(43.45)%	15,675	43.32%
Other	432,679	432,679	—	432,679	—

Total liabilities	2,902,166	2,897,414	(0.16)%	2,906,904	0.16%
Minority interest	244,162	244,162	—	244,162	—
Shareholders’ equity	344,408	332,684	(3.40)%	350,684	1.82%

Total liabilities and shareholders’ equity	$3,490,736	$3,474,260	(0.47)%	$3,501,750	0.32%

Book value per share	$2.28	$2.20	(3.40)%	$2.32	1.82%

As shown above, the Company’s MBS portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a same-scale increase in interest rates.

Other

The value of our direct investments in other companies is also likely to be affected by significant changes in interest rates. For example, many of these companies are exposed to risks similar to those identified above as being applicable to our own investments in MBS. Additionally, changes in interest rates often affect market prices of equity securities. Because each of the companies in which we invest has its own interest rate risk management process, it is not feasible for us to quantify the potential impact that interest rate changes would have on the stock price or the future dividend payments by any of the companies in which we have invested.

Equity Price Risk

The Company is exposed to equity price risk as a result of its investments in marketable equity securities, investment partnerships, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of March 31, 2008 (dollars in thousands, except per share amounts).

	Value at March 31, 2008	Value of Equity at March 31, 2008 with 10% Increase in Price	Percent Change	Value of Equity at March 31, 2008 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$18,945	$20,840	10.00%	$17,051	(10.00)%
Equity method investments	28,481	31,329	10.00%	25,633	(10.00)%
Investment securities-marked to market	2,641	2,905	10.00%	2,377	(10.00)%
Trading securities-equities	17,414	19,155	10.00%	15,673	(10.00)%
Other	3,423,255	3,423,255	—	3,423,255	—

Total assets	$3,490,736	$3,497,484	0.19%	$3,483,989	(0.19)%

Liabilities	$2,902,166	$2,902,166	—	$2,902,166	—

Minority Interest	244,162	246,278	0.87%	242,046	(0.87)%

Shareholders’ Equity
Common stock	1,595	1,595	—	1,595	—
Paid-in-capital	1,472,623	1,472,623	—	1,472,623	—
Accumulated other comprehensive loss	(111,353)	(109,458)	1.70%	(113,247)	(1.70)%
Accumulated deficit	(1,018,457)	(1,015,720)	0.27%	(1,021,194)	(0.27)%

Total shareholders’ equity	344,408	349,040	1.34%	339,777	(1.34)%

Total liabilities and shareholders’ equity	$3,490,736	$3,497,484	0.19%	$3,483,989	(0.19)%

Book value per share	$2.28	$2.31	1.35%	$2.25	(1.35)%

Except to the extent that the Company sells its marketable equity securities or other long-term investments, or a decrease in their fair value is deemed to be other than temporary, an increase or decrease in the fair value of those assets will not directly affect the Company’s earnings. However, an increase or decrease in the value of equity method investments, investment securities-marked to market, and trading securities will directly affect the Company’s earnings.

Item 4.	Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2008, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. In addition, certain statements regarding the outcome of the First NLC bankruptcy proceeding are forward-looking. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads, and mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel, and general economic, political, and market conditions. We will not necessarily update the information presented in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business, see our Annual Report on Form 10-K for the year ended December 31, 2007, including the section entitled “Risk Factors” in that report, and any other reports or documents we file with the SEC from time to time.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Historically, the Company conducted its mortgage banking activities through its taxable REIT subsidiary First NLC. As a result of continued deterioration of the non-prime mortgage markets, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result of the bankruptcy filing, all litigation against First NLC has been stayed. On the basis of the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel, the Company believes that it has no further obligations to First NLC and that First NLC’s creditors would not pierce the corporate veil between First NLC and the Company. However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and we cannot predict the outcome of the proceeding.

On May 8, 2008, the United States District Court for the Southern District of New York entered its final judgment granting FBR Group’s motion to dismiss all counts of the consolidated amended complaint in the previously disclosed putative class action securities lawsuit of In re FBR Inc. Securities Litig. Pursuant to that final judgment, the complaint was dismissed as to all defendants (which includes certain officers and directors of FBR Group) with prejudice.

Item 1A.	Risk Factors

As of March 31, 2008, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

10.01	Retention Incentive Agreement, dated February 20, 2008, by and between Friedman, Billings, Ramsey Group, Inc. and Eric F. Billings.†

10.02	Retention Incentive Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix.†

10.03	Employment Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix.†

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

18.01	Change in Accounting Principles Letter of PricewaterhouseCoopers LLP.

31.01	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Title

31.02	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2008

By:	/s/ ROBERT J. KIERNAN
Robert J. Kiernan Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: May 12, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.01	Retention Incentive Agreement, dated February 20, 2008, by and between Friedman, Billings, Ramsey Group, Inc. and Eric F. Billings.†

10.02	Retention Incentive Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix.†

10.03	Employment Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix.†

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

18.01	Change in Accounting Principles Letter of PricewaterhouseCoopers LLP.

31.01	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract.