Form 10-Q
period 2008-06-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2008-08-08
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2008:

Title	Outstanding
Class A Common Stock	147,735,686 shares
Class B Common Stock	11,669,170 shares

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$417,940	$692,360
Restricted cash	162	14,166
Receivables:
Interest	5,559	7,060
Other	67,364	68,297
Investments:
Mortgage-backed securities, at fair value	3,431,550	1,791,480
Long-term investments, at fair value	15,770	52,334
Trading securities, at fair value	16,978	19,057
Other long-term investments	118,038	116,940
Due from clearing broker	12,521	—
Derivative assets, at fair value	9,481	3,514
Intangible assets, net	9,817	9,837
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $35,369 and $34,014, respectively	26,731	30,451
Prepaid expenses and other assets	68,319	139,459

Total assets	$4,200,230	$2,944,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold, but not yet purchased, at fair value	$259	$206
Repurchase agreements	2,813,768	1,744,377
Derivative liabilities, at fair value	4,215	3,558
Securities purchased	375,361	—
Interest payable	5,684	5,746
Accrued compensation and benefits	45,563	57,000
Due to clearing broker	—	7,059
Accounts payable, accrued expenses and other liabilities	57,398	105,456
Short-term borrowing	—	63,981
Long-term debt	320,051	320,820

Total liabilities	3,622,299	2,308,203

Minority Interest	234,245	243,061
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 147,741,334 and 139,266,465 shares issued and outstanding, respectively	1,477	1,393
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 11,669,170 and 12,616,249 shares issued and outstanding, respectively	117	126
Additional paid-in capital	1,478,006	1,468,801
Accumulated other comprehensive loss, net of taxes	(92,407)	(13,071)
Accumulated deficit	(1,043,507)	(1,063,558)

Total shareholders’ equity	343,686	393,691

Total liabilities and shareholders’ equity	$4,200,230	$2,944,955

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:
Investment banking:
Capital raising	$3,962	$110,032
Advisory	4,192	6,152
Institutional brokerage:
Principal transactions	4,888	4,152
Agency commissions	29,918	28,564
Asset management:
Base management fees	4,153	6,360
Incentive allocations and fees	—	116
Principal investment:
Interest	26,827	152,368
Net investment loss	(4,797)	(3,377)
Dividends	258	883
Mortgage banking:
Interest	—	13,462
Net investment loss	(5)	(4,031)
Other	1,932	4,482

Total revenues	71,328	319,163
Interest expense	21,858	143,231

Revenues, net of interest expense	49,470	175,932

Non-Interest Expenses:
Compensation and benefits	53,970	106,885
Professional services	10,492	14,008
Business development	6,812	11,158
Clearing and brokerage fees	3,393	3,063
Occupancy and equipment	8,580	12,699
Communications	6,255	7,592
Other operating expenses	7,055	18,684
Impairment of goodwill	—	28,900
Restructuring charges	—	3,862

Total non-interest expenses	96,557	206,851

Operating loss	(47,087)	(30,919)

Other Income:
(Loss) gain on issuance and sale of subsidiary shares	(192)	105,677

(Loss) earnings before income taxes and minority interest	(47,279)	74,758
Income tax (benefit) provision	(9,974)	55,011
Minority interest in (losses) earnings of consolidated subsidiary	(12,254)	9,538

Net (loss) income	$(25,051)	$10,209

Basic (loss) earnings per share	$(0.17)	$0.06

Diluted (loss) earnings per share	$(0.17)	$0.06

Dividends declared per share	$—	$0.05

Weighted average shares outstanding:
Basic (in thousands)	150,948	173,256

Diluted (in thousands)	150,948	173,256

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Revenues:
Investment banking:
Capital raising	$68,872	$207,279
Advisory	9,268	12,610
Institutional brokerage:
Principal transactions	10,845	6,188
Agency commissions	55,768	52,382
Asset management:
Base management fees	8,797	11,888
Incentive allocations and fees	—	220
Principal investment:
Interest	52,741	331,251
Net investment loss	(24,484)	(62,142)
Dividends	687	1,842
Mortgage banking:
Interest	36	39,992
Net investment income (loss)	463	(110,890)
Other	4,267	8,576

Total revenues	187,260	499,196
Interest expense	45,508	312,782

Revenues, net of interest expense	141,752	186,414

Non-Interest Expenses:
Compensation and benefits	130,924	210,867
Professional services	22,959	27,862
Business development	19,106	24,927
Clearing and brokerage fees	7,023	5,764
Occupancy and equipment	17,769	25,816
Communications	12,273	14,643
Other operating expenses	12,439	50,400
Impairment of goodwill	—	54,752
Restructuring charges	—	19,347

Total non-interest expenses	222,493	434,378

Operating loss	(80,741)	(247,964)

Other Income:
(Loss) gain on issuance and sale of subsidiary shares.	(189)	106,508
Gain on disposition of subsidiary and other income	73,034	—

Loss before income taxes and minority interest	(7,896)	(141,456)
Income tax (benefit) provision	(10,780)	23,461
Minority interest in (losses) earnings of consolidated subsidiary	(17,167)	12,617

Net income (loss)	$20,051	$(177,534)

Basic earnings (loss) per share	$0.13	$(1.03)

Diluted earnings (loss) per share	$0.13	$(1.03)

Dividends declared per share	$—	$0.10

Weighted average shares outstanding:
Basic (in thousands)	150,869	173,054

Diluted (in thousands)	151,345	173,054

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Loss	Retained Accumulated Deficit	Total	Comprehensive Loss
Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$(13,708)	$(379,479)	$1,171,045

Net loss	—	—	—	—	—	—	—	(658,600)	(658,600)	$(658,600)
Reclassification of employee stock loan receivable to additional paid-in-capital	—	—	—	—	(12)	12	—	—	—
Conversion of Class B shares to Class A shares	609,000	6	(609,000)	(6)	—	—	—	—	—
Issuance of Class A common shares	1,143,608	11	—	—	1,259	—	—	—	1,270
Forfeitures of Class A common stock	(329,811)	(3)	—	—	(2,020)	—	—	—	(2,023)
Repurchase of Class A common stock	(23,643,428)	(236)	—	—	(109,541)	—	—	—	(109,777)
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	1,052	—	—	—	1,052
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	7,055	—	—	—	7,055
Equity in issuance of subsidiary common shares to employees	—	—	—	—	8,511	—	—	—	8,511
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $206)	—	—	—	—	—	—	(13,821)	—	(13,821)	(13,821)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $1,257)	—	—	—	—	—	—	14,458	—	14,458	14,458

Comprehensive loss										$(657,963)

Dividends	—	—	—	—	—	—	—	(25,479)	(25,479)

Balances, December 31, 2007	139,266,465	1,393	12,616,249	126	1,468,801	—	(13,071)	(1,063,558)	393,691
Net lncome	—	—	—	—	—	—	—	20,051	20,051	$20,051
Conversion of Class B shares to Class A shares	947,079	9	(947,079)	(9)	—	—	—	—	—
Issuance of Class A common stock	7,851,407	78	—	—	407	—	—	—	485
Forfeitures of Class A common shares issued as stock-based awards	(323,617)	(3)	—	—	(1,561)	—	—	—	(1,564)
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	54	—	—	—	54
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	6,683	—	—	—	6,683
Equity in issuance of subsidiary common shares to employees	—	—	—	—	3,622	—	—	—	3,622
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investment securities, (net of taxes of $775)	—	—	—	—	—	—	(80,729)	—	(80,729)	(80,729)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $(106))	—	—	—	—	—	—	1,393	—	1,393	1,393

Comprehensive loss										$(59,285)

Balances, June 30, 2008	147,741,334	$1,477	11,669,170	$117	$1,478,006	$—	$(92,407)	$(1,043,507)	$343,686

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$20,051	$(177,534)
Non-cash items included in net income (loss):
(Loss) gain on issuance or sale of subsidiary shares	189	(106,508)
Gain on disposition of subsidiary	(73,040)	—
Net investment loss from long-term investments and mortgage-backed securities and incentive allocations and fees	23,542	19,592
Premium amortization on mortgage-backed securities and loans held for investments	894	9,163
Derivative contracts marked-to-market	705	11,896
Depreciation and amortization	5,033	8,441
Impairment of goodwill and intangible assets	—	65,001
Provisions for loan losses, including loss provisions on loan sales and lower of cost or market valuation adjustments on held for sale mortgage loans	—	163,264
Minority interest in earnings (losses) of consolidated subsidiary	(17,169)	12,617
Other	9,147	13,435
Changes in operating assets:
Receivables:
Interest	(12)	12,253
Due from servicer	995	828
Other	(2,237)	35,180
Due from/to clearing broker	(19,580)	9,378
Trading securities, at fair value	2,079	(24,534)
Originations and purchases of mortgage loans held for sale, net of fees	—	(1,907,661)
Cost basis on sale and principal repayment of loans held for sale	—	2,622,532
Prepaid expenses and other assets	8,474	45,893
Changes in operating liabilities:
Trading account securities sold but not yet purchased, at fair value	53	399
Accounts payable, accrued expenses and other liabilities	(21,052)	(22,628)
Accrued compensation and benefits	(5,172)	43,036

Net cash (used in) provided by operating activities	(67,100)	834,043

Cash flows from investing activities:
Purchases of mortgage-backed securities	(1,891,573)	(2,919,829)
Receipt of principal payments on mortgage-backed securities	137,063	650,553
Proceeds from sales of mortgage-backed securities	403,459	2,829,355
Receipt of principal repayment from loans held for investment, including loans reclassified to held for sale	—	739,654
Proceeds from sales of real estate owned, net	—	81,495
Proceeds from residual interest in securitization	516	—
Purchases of long-term investments	(6,899)	(66,902)
Proceeds from sales of long-term investments	21,413	45,448
Purchases of fixed assets	(2,251)	(11,845)
Proceeds from sale of subsidiary stock	—	205,643
Other	(600)	(1,000)

Net cash (used in) provided by investing activities	(1,338,872)	1,552,572

Cash flows from financing activities:
Repayments of long-term debt	(970)	(970)
Proceeds from (repayments of) repurchase agreements, net	1,131,946	(722,332)
Repayments of commercial paper, net	—	(478,178)
Repayments of securitization financings, net	—	(842,855)
Payments of purchases for derivatives with financing element	—	(12,540)
Dividends paid	—	(17,451)
Proceeds from issuance of subsidiary stock	576	3,842
Proceeds from issuance of common stock	—	435
Repurchase of common stock	—	(582)

Net cash provided by (used in) financing activities	1,131,552	(2,070,631)

Net (decrease) increase in cash and cash equivalents	(274,420)	315,984
Cash and cash equivalents, beginning of period	692,360	189,956

Cash and cash equivalents, end of period	$417,940	$505,940

Supplemental Cash Flow Information:
Cash payments for interest	$42,309	$336,000
Cash payments for taxes	$646	$19,541

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (collectively, “FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company under the Securities Exchange Act of 1934.

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

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value—The Company’s agency mortgage-backed securities, which are generally guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and other AAA-rated private label mortgage-backed securities are generally classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

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

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consists of marketable equity securities, residual interest in securitization and investment securities—marked to market. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices. Residual interest in securitization is classified within Level 3 of the fair value hierarchy as discussed above. Investment securities—marked to market consist of warrants and equity securities received in connection with certain capital raising transactions. Warrants are generally exercisable at the respective offering price of the transaction. Such investments are classified within Level 3 of the fair value hierarchy as the value is determined based on the valuation models and enterprise value, taking into consideration the financial performance of the companies relative to projections, trends within sectors, underlying business models and expected exit timing and strategy.

Trading securities and trading account securities sold but not yet purchased, at fair value—The Company’s trading securities and trading account securities sold but not yet purchased, at fair value, are securities owned or sold by the Company’s broker-dealer subsidiaries and consist of marketable and non-public equity and debt securities. The Company classifies marketable equity and debt securities within Level 1 of the fair value hierarchy if quoted market prices are used to value the securities and non-public equity and debt securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value the securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which is sometimes reported by The PORTAL MarketSM , a subsidiary of The NASDAQ Stock Market, Inc.

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

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments and long-term investments accounted for under SFAS 157 as of June 30, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2008
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency and AAA-rated private label	$3,426,916	$—	$3,426,916	$—
Other private label	4,634	—	—	4,634

Total	3,431,550	—	3,426,916	4,634
Long-term investments, at fair value:
Marketable equity securities	7,939	7,939	—	—
Residual interest in securitization	6,748	—	—	6,748
Investments securities—marked to market	1,083	—	—	1,083

Total	15,770	7,939	—	7,831
Trading securities and trading account securities sold, but not yet purchased, at fair value:
Marketable and non-public equity securities	16,714	516	—	16,198
Corporate debt securities	264	—	—	264
Marketable equity securities sold but not yet purchased	(259)	(259)	—	—

Total	16,719	257	—	16,462
Derivative instruments, at fair value:(1)
Assets	9,481	—	9,481	—
Liabilities	(4,215)	—	(4,215)	—

Net	5,266	—	5,266	—

Total	$3,469,305	$8,196	$3,432,182	$28,927

(1)	See footnote 4 for additional discussion on derivative instruments.

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $28,927, or 0.7% of the Company’s total assets as of June 30, 2008.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, for the three and six months ended June 30, 2008. As reflected in the tables below, there are no unrealized gains (losses) on such Level 3 financial assets and liabilities as of June 30, 2008 included in accumulated other comprehensive income. The Company had no assets or liabilities that transferred in to, or out, of Level 3 during the three and six months ended June 30, 2008.

	Three Months Ended June 30, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance, April 1, 2008	$7,660	$11,076	$42,640	$61,376
Total net gains (losses) (realized/unrealized)
Included in earnings	(3,004)	(1,924)	(1,480)	(6,408)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, settlements, and principal payoffs, net	(22)	(1,321)	(24,698)	(26,041)

Ending balance, June 30, 2008	$4,634	$7,831	$16,462	$28,927

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(3,004)	$(1,912)	$(1,157)	$(6,073)

	Six Months Ended June 30, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance, January 1, 2008	$10,638	$19,049	$18,567	$48,254
Total net gains (losses) (realized/unrealized)
Included in earnings	(5,769)	(9,457)	(2,117)	(17,343)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, settlements, and principal payoffs, net	(235)	(1,761)	12	(1,984)

Ending balance, June 30, 2008	$4,634	$7,831	$16,462	$28,927

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(5,769)	$(9,319)	$(1,908)	$(16,996)

Gains and losses included in earnings for the three and six months ended June 30, 2008 are reported in the following income statement line descriptions as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Principal investment—Net investment loss	Institutional brokerage—Principal transactions	Principal investment—Net investment loss	Institutional brokerage—Principal transactions
Total losses included in earnings for the period	$(4,928)	$(1,480)	$(15,226)	$(2,117)

Change in unrealized losses relating to assets still held at June 30, 2008	$(4,916)	$(1,157)	$(15,088)	$(1,908)

Items Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. For the three months ended June 30, 2008, there were no changes to the carrying value of these financial assets.

For the three months ended March 31, 2008, the Company recognized the following change in carrying value of those assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at March 31, 2008				Three Months Ended March 31, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$12,984	$—	$—	$12,984	$(6,431)

Mortgage-Backed Securities, at Fair Value

Mortgage-backed securities, at fair value(1) (2), consisted of the following as of the dates indicated:

	June 30, 2008	December 31, 2007
Fannie Mae	$1,655,830	$101
Freddie Mac	1,557,723	1,493,615

	3,213,553	1,493,716
Private-label(3)	217,997	297,764

	$3,431,550	$1,791,480

(1)	The Company’s mortgage-backed securities (“MBS”) portfolio is primarily comprised of agency collateralized mortgage obligations (“CMOs”) and adjustable-rate MBS. The weighted-average coupon of the available-for-sale portfolio at June 30, 2008 and December 31, 2007 was 3.60% and 5.77%, respectively.
(2)	As of June 30, 2008 and December 31, 2007, $3,021,563 and $1,778,524 (each representing fair value, excluding principal receivable), respectively, of the Company’s MBS investments were pledged as collateral for repurchase agreements.
(3)	Private-label mortgage-backed securities held by the Company as of June 30, 2008 and December 31, 2007 were primarily rated A- or higher by Standard & Poors.

Long-Term Investments, at Fair Value

Long-term investments, at fair value, consisted of the following as of the dates indicated:

	June 30, 2008	December 31, 2007
Marketable equity securities	$7,939	$28,688
Residual interest in securitization	6,748	15,903
Investment securities—marked to market	1,083	7,743

	$15,770	$52,334

Trading Securities and Trading Account Securities Sold, but Not Yet Purchased, at Fair Value

Trading securities owned and trading account securities sold, but not yet purchased, at fair value, consisted of the following at the dates indicated:

	June 30, 2008		December 31, 2007
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$16,714	$259	$18,787	$154
Corporate debt securities	264	—	270	52

	$16,978	$259	$19,057	$206

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

Other Long-Term Investments

Other long-term investments, which are fair valued on a non-recurring basis, consisted of the following as of the dates indicated:

	June 30, 2008	December 31, 2007
Non-public equity securities	$84,129	$83,692
Preferred equity investment	2,500	2,500
Investments funds	26,017	30,620
Other investments	5,392	128

	$118,038	$116,940

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

	June 30, 2008
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$3,513,412	$—	$(81,862)	$3,431,550
Marketable equity securities	9,676	107	(1,844)	7,939

	$3,523,088	$107	$(83,706)	$3,439,489

(1)	The amortized cost of MBS includes unamortized net premiums of $5,786 at June 30, 2008.

	December 31, 2007
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(2)	$1,793,777	$1,316	$(3,613)	$1,791,480
Marketable equity securities	25,333	3,370	(15)	28,688

	$1,819,110	$4,686	$(3,628)	$1,820,168

(2)	The amortized cost of MBS includes unamortized net premiums of $1,062 at December 31, 2007.

The following table provides further information regarding the duration of unrealized losses as of June 30, 2008:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$3,234,610	$(29,056)	$3,205,554	$199,168	$(52,806)	$146,362
Marketable equity securities	9,671	(1,844)	7,827	—	—	—

	$3,244,281	$(30,900)	$3,213,381	$199,168	$(52,806)	$146,362

The Company recorded other-than-temporary impairment losses of $3,304 and $6,184 for the three and six months ended June 30, 2008, respectively, related to continued deterioration in credit quality on certain MBS investments with an original cost basis of $67,345. There was no such other-than-temporary impairments recorded during the three and six months ended June 30, 2007. For the remaining MBS investments with unrealized losses, the Company determined that the unrealized losses are due to reasons other than credit quality issues, such as interest rate fluctuation. The Company does not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments, and the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity.

For the three and six months ended June 30, 2008, the Company recorded no other-than-temporary impairments to marketable equity securities. Based on the Company’s evaluation, the Company does not consider the marketable equity securities in unrealized loss positions as of June 30, 2008 to be other-than-temporarily impaired considering the limited severity and duration of these unrealized losses and/or the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for forecasted recovery of the cost basis. During the three and six months ended June 30, 2007, the Company recorded $-0- and $10,000, respectively, of other-than-temporary impairment losses relating to marketable equity securities with a cost basis of $-0- and $13,927, respectively. During the three and six months ended June 30, 2008, the Company also recognized other-than-temporary impairment losses of $1,611 and $8,640, respectively, in residual interest in a securitization of non-prime mortgage loans.

For investments carried at cost, at each reporting date, the Company evaluates its portfolio of such investments for impairment, including consideration of the severity and duration of factors affecting the fair value of these investments. During the three and six months ended June 30, 2008, the Company recorded other-than-temporary impairment losses of $-0- and $6,431, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $-0- and $19,415, respectively. During the three and six months ended June 30, 2007, the Company recorded other-than-temporary impairment losses of $-0- and $7,000, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $-0- and $7,000, respectively.

During the three months ended June 30, 2008, the Company received $331,218 from sales of MBS, resulting in gross gains and losses of $285 and $84, respectively, and received $10,709 from sales of marketable equity securities, resulting in gross gains and losses of $1,082 and $-0-, respectively. During the three months ended June 30, 2007, the Company received $829,984 from sales of MBS, resulting in gross gains and losses of $760 and $211, respectively, and received $2,258 from sales of marketable equity securities, resulting in gross gains and losses of $363 and $-0-, respectively. Included in MBS sold and the related gains and losses are $503,258 of MBS purchased and classified as trading during the three months ended June 30, 2007. The Company recognized realized losses of $94 on these trading securities during the three months ended June 30, 2007.

During the six months ended June 30, 2008, the Company received $403,459 from sales of MBS, resulting in gross gains and losses of $357 and $84 respectively, and received $19,065 from sales of marketable equity securities, resulting in gross gains and losses of $1,483 and $-0-, respectively. During the six months ended June 30 2007, the Company received $3,594,530 from sales of MBS resulting in gross gains and losses of $5,652 and $604, respectively, and received $36,656 from sales of marketable equity securities resulting in gross gains and losses of $4,378 and $6,724 respectively. Included in MBS sold and the related gains and losses are $503,258 of MBS purchased and classified as trading during the six months ended June 30, 2007. The Company recognized realized net losses of $94 on these trading securities during the six months ended June 30, 2007.

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

The cumulative effect of the change to the Company’s accumulated deficits as of January 1, 2008 and 2007 was a decrease of $225, or 0.02%, and an increase of $1,428, or 0.38%, to $1,063,558 and $379,479, respectively. The income statement impact as a result of the change for the three months ended June 30, 2008 and 2007 was an increase to net loss of $291, or 1.18%, to $25,051 and a decrease to net income of $495, or 4.62%, to $10,209, respectively. The income statement impact as a result of the change for the six months ended June 30, 2008 and 2007 was a decrease to net income of $257, or 1.27%, to $20,051 and an increase to net loss of $2,360, or 1.35%, to $177,534, respectively.

3.	Borrowings:

Commercial Paper and Repurchase Agreements

The Company has historically issued commercial paper and entered into repurchase agreements to fund its investments in MBS. Commercial paper issuances have historically been conducted through Georgetown Funding Company, LLC (“Georgetown Funding”).

As of June 30, 2008, the amount at risk related to $1,692,218 and $569,898 of repurchase agreements with Barclays Capital Inc. and Credit Suisse Securities USA LLC, respectively, was $92,091, or 26.8%, and $76,658, or 22.3%, respectively, of the Company’s shareholders’ equity with a weighted average maturity of 20 days and 20 days, respectively. As of December 31, 2007, the amount at risk related to $1,493,614 of repurchase agreements with Barclays Capital Inc. was $74,828, representing 18.8% of the Company’s shareholders’ equity with a weighted average maturity of 20 days.

As of June 30, 2008, the Company had $375,361 of unsettled MBS purchase obligations. In July 2008, this amount was settled in cash and $349,005 of financing was provided through repurchase agreements.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings and mortgage financing facilities as of the dates indicated:

	June 30, 2008		December 31, 2007
	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)
Outstanding balance	$2,813,768	—	$1,681,822	$62,555
Value of assets pledged as collateral:
Agency mortgage-backed securities	2,809,160	—	1,493,614	—
Non-agency mortgage-backed securities	212,403	—	284,910	—
Mortgage loans	—	—	—	65,002
Weighted-average rate	2.54%	—	5.00%	6.16%
Weighted-average term to maturity	20.7 days	NA	20.0 days	NA

(1)	Under these mortgage financing agreements, which expired or were terminated by the Company or the counterparty before June 30, 2008, the Company financed mortgage loans originated by First NLC for up to 180 days. The interest rates on these borrowings reset daily.

	June 30, 2008			June 30, 2007
	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	—	$2,337,360	—	$3,474,917	$1,845,197	$663,135
Weighted-average rate during the three months ended	—	2.68%	—	5.37%	5.31%	6.01%
Weighted-average outstanding balance during the six months ended	—	2,051,122	—	3,679,956	2,322,499	970,640
Weighted-average rate during the six months ended	—	3.11%	—	5.38%	5.31%	6.01%

Long-term Debt

As of June 30, 2008 and December 31, 2007, the Company had $320,051 and $320,820, respectively, of outstanding long-term debt issued by FBR TRS Holdings, Inc. (“FBR TRS Holdings”). The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 5.46% and 7.63% as of June 30, 2008 and December 31, 2007, respectively. These borrowings mature between 2033 and 2035, and are redeemable, in whole or in part, without penalty beginning in 2008 and 2010. During the three and six months ended June 30, 2008, the Company did not issue additional long-term debentures.

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

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities. The derivative financial instruments include interest rate caps and interest rate swaps. As discussed below, certain of these derivatives are designated as cash flow or fair value hedges under SFAS 133 and others are not designated as hedges for accounting purposes. The counterparties to these instruments are U.S. financial institutions.

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

The Company is the fixed rate payer for the interest rate swaps where the Company pays based on fixed rate and receives based on floating rate, therefore, locking-in the cost of borrowing. The following table summarizes these derivative positions as of the dates indicated:

	June 30, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements(1)	$1,663,000	$26	$3,063,000	$1,336
Interest rate swap agreements(2)	135,000	(2,946)	135,000	(2,958)
Fair value hedges:
Interest rate cap agreements(3)	1,757,024	9,455	789,238	2,177
No hedge designation:
Interest rate cap agreement(4)	819,652	(1,269)	1,021,612	(668)

(1)	Comprised of two interest rate caps which mature between 2009 and 2010 with strike rates between 5.37% and 5.43% as of June 30, 2008.
(2)	Comprised of three interest rate swaps which mature in 2012 with interest rates between 4.58% and 4.59%.
(3)	Comprised of seven interest rate caps which mature between 2008 and 2013 with a strike rates between 6.00% and 6.40% as of June 30, 2008.
(4)	Comprised of one interest rate cap which matures in 2010 with strike rates between 5.44% and 5.56%.

The Company had designated certain interest rate caps and interest rate swaps as cash flow hedges of the variability in interest payments associated with the Company’s borrowings. The notional amount and terms of each of these derivative instruments were matched against a like amount of current and/or anticipated borrowings and terms under the Company’s forecasted financings. These instruments were highly effective hedges and qualified as cash flow hedges under SFAS 133. However, due to the continued disruptions in the liquidity market, the Company determined that the occurrence of certain forecasted transactions is not probable. As a result, the Company discontinued certain cash flow hedges and recognized net derivative loss in the earnings for the six months ended June 30, 2008. Accordingly, changes in the fair value of these derivatives were reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The net effect of the Company’s cash flow hedges on the variability in interest payments was to increase interest expense by $1,216 and $1,580 for the three and six months ended June 30, 2008, respectively. These hedging activities decreased interest expense by $6,434 and $17,819 during the three and six months ended June 30, 2007, respectively. The total net loss deferred in accumulated other comprehensive loss relating to these derivatives was $12,617 at June 30, 2008. Of this amount, a net expense of $6,528 is expected to flow through the Company’s statement of operations over the next twelve months. For the three months ended June 30, 2008 and 2007, the Company recognized a loss of $110 and a gain of $3,473, respectively, related to the ineffectiveness portion of these hedges. For the six months ended June 30, 2008 and 2007, the Company recognized a loss of $890 and a gain of $2,313, respectively, related to the ineffectiveness portion of these hedges.

The Company had also designated certain interest rate caps as fair value hedges of the Company’s exposure to decreases in the fair value of MBS attributable to changes in LIBOR. Accordingly, pursuant to SFAS 133, the gains and losses on the interest rate caps are recognized in earnings and the changes in fair value of the hedged item attributable to the hedged risk are adjusted from the carrying amount of the hedged items and recognized in earnings in the same period. The ineffective portion of these hedges were not material for the three and six months ended June 30, 2008. The Company had no fair value hedges during the three and six months ended June 30, 2007.

The Company also uses derivative instruments, including certain interest rate caps and Eurodollar futures contracts, to hedge certain mortgage-backed security and related borrowings that are not designated as hedges under SFAS 133. The changes in fair value on these derivatives are recorded to net investment income in the statement of operations. For the three and six months ended June 30, 2008, the Company recorded net losses of $961 and $602, respectively, on these derivatives.

5.	Income Taxes:

FBR Group (parent company) is organized and operated in a manner that allows it to qualify as a real estate investment trust (“REIT”) for tax purposes. As a REIT, FBR Group is not subject to Federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group intends to distribute 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income.

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

The total income tax benefit recorded for the three and six months ended June 30, 2008 was $9,974 and $10,780, respectively. The total income tax provision recorded for the three and six months ended June 30, 2007 was $55,011 and $23,461, respectively. The Company’s taxable REIT subsidiaries generated pre-tax book (loss) income of $(36,999) and $74,570 in the three months ending June 30, 2008 and 2007, respectively. In the six months ending June 30, 2008 and 2007, respectively, the Company’s taxable REIT subsidiaries generated pre-tax book income (loss) of $21,456 and $(92,888). The Company’s annualized effective tax rate was (50.2)% and (25.3)% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rates during these periods differed from statutory rates due to the discrete period reporting of the tax effects due to the effect of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), as restricted stock awards vested at share prices lower than original grant date prices. The Company’s tax benefit recorded during the three months ended June 30, 2008, reflects a full valuation allowance on tax benefits related to operating losses at its FBR TRS Holdings, Inc. subsidiary and related release of valuation allowance related to the disposition of First NLC (see Note 10). The effective rates for the three and six months ended June 30, 2007 was also impacted by the recognition of tax expense on the book/tax difference in the basis of its shares of FBR Capital Markets Corporation as a result of the reduction of the Company’s investment to just over a 50 percent interest.

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

Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”), the Company’s U.S. broker-dealer subsidiary, is registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”). Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of June 30, 2008, FBR & Co. had net capital of $84,058 that was $80,334 in excess of its required net capital of $3,724. As of June 30, 2008, FBRIL had net capital in excess of required amounts.

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

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	150,948	150,948	173,256	173,256

Weighted average common and common equivalent shares outstanding (in thousands)	150,948	150,948	173,256	173,256

Net (loss) income applicable to common stock	$(25,051)	$(25,051)	$10,209	$10,209

(Loss) Earnings per common share	$(0.17)	$(0.17)	$0.06	$0.06

	Six Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	150,869	150,869	173,054	173,054
Stock options and unvested restricted stock (in thousands)	—	476	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	150,869	151,345	173,054	173,054

Net income (loss) applicable to common stock	$20,051	$20,051	$(177,534)	$(177,534)

Earnings (loss) per common share	$0.13	$0.13	$(1.03)	$(1.03)

As of June 30, 2008 and 2007, 756,799 and 2,499,266 of outstanding options to purchase shares of common stock were outstanding, respectively. All of these outstanding options were antidilutive as of June 30, 2008 and 2007. See Note 11 for additional information regarding outstanding options and restricted stock.

8.	Minority Interest:

Minority interest represents shares of common stock of FBR Capital Markets issued to outside investors. As of June 30, 2008 and December 31, 2007, 31,554,908 shares and 30,725,926 shares, respectively, of the total number of outstanding shares of FBR Capital Markets common stock, of 64,873,627 and 64,058,975 shares, respectively, were issued to outside investors and under share-based award agreements that are not subject to forfeiture.

In June 2007, FBR TRS Holdings, a wholly-owned taxable REIT subsidiary of the Company, sold 12,666,951 shares of FBR Capital Markets common stock through an initial public offering. The Company received $205,643 in net proceeds from the transaction based on a per share price of $15.81. As a result of this transaction, the Company’s ownership in FBR Capital Markets was reduced to 33,333,049 shares. As of June 30, 2008, the Company, through FBR TRS Holdings, controlled more than 51.0% of the total voting power of the outstanding shares of FBR Capital Markets common stock.

9.	Commitments and Contingencies:

Litigation

As of June 30, 2008, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company, from time to time, is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Historically, the Company conducted its mortgage banking activities through its taxable REIT subsidiary First NLC Financial Services, LLC (First NLC). As a result of continued deterioration of the non-prime mortgage markets, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result of the bankruptcy filing, all litigation against First NLC has been stayed. On the basis of the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel, the Company believes that it has no further obligations to First NLC and that First NLC’s creditors would not be able to pierce the corporate veil between First NLC and the Company. However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and we cannot predict the outcome of the proceeding.

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

10.	First NLC:

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

Dividends

There were no dividends declared for the six month period ended June 30, 2008. Pursuant to the Company’s variable dividend policy, the Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. Although no dividends were declared or paid during the three month period ended December 31, 2007, the Company declared and paid the following distributions during the year ended December 31, 2007:

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the three and six months ended June 30, 2008 and 2007.

Pursuant to SFAS 123R, compensation expense recognized in the consolidated statements of operations for options to purchase FBR Group Class A common stock for the three and six months ended June 30, 2008, was $28 and $56, respectively, and related tax benefits were $3 and $7, respectively. For the three and six months ended June 30, 2007, compensation expense was $437 and $764, respectively, and related tax benefits were $1 and $17, respectively.

The Company recognized compensation expense of $18 and $110, respectively, relating to shares of Class A common stock offered under the FBR Group Employee Stock Purchase Plan for the three and six months ended June 30, 2007. The FBR Group Employee Stock Purchase Plan was terminated in accordance with its terms in January 2008; therefore, there was no expense for the three and six months ended June 30, 2008 in connection with this plan. As of June 30, 2008, there was $73 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Plans relating to 145,834 non-vested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 1.0 years.

FBR Group Restricted Stock

From time to time, the Company grants shares of FBR Group restricted Class A common stock to employees under the FBR Group Long-Term Incentive Plan that vest ratably over a three-year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the six months ended June 30, 2008 the Company granted 7,753,822 shares of such restricted FBR Group Class A common stock at weighted average share price of $2.91 per share. The Company issued no FBR Group restricted Class A common stock to employees during the three months ended June 30, 2008. During the three and six months ended June 30, 2007 the Company granted 80,900 and 82,426 shares, respectively, of such restricted FBR Group Class A common stock at weighted average share prices of $6.25 and $6.27 per share, respectively.

As of June 30, 2008 and December 31, 2007, a total of 8,419,790 and 1,207,421 shares, respectively, of such FBR Group restricted Class A common stock were outstanding with total unrecognized compensation cost related to unvested shares of $19,155 and $3,377, respectively. The total unrecognized cost is expected to be recognized over a weighted average period of 2.5 years.

For the three and six months ended June 30, 2008 the Company recognized $3,473 and $5,641, respectively, of compensation expense related to this FBR Group restricted stock. For the three and six months ended June 30, 2007 the Company recognized $1,623 and $3,323 of compensation expense, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted FBR Group Class A common stock in lieu of cash payments. These restricted shares of FBR Group Class A common stock are issued to an irrevocable trust and are not returnable to the Company. During six months ended June 30, 2008 the Company issued 74,552 shares of FBR Group restricted Class A common stock valued at $224 to the trust in settlement of such accrued incentive compensation. The Company issued no FBR Group restricted Class A common stock to the trust during the three months ended June 30, 2008. During the three and six months ended June 30, 2007 the company issued -0- and 8,650 shares, respectively, of FBR Group restricted Class A common stock valued at $63, to the trust in settlement of such accrued incentive compensation.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for both the three and six months ended June 30, 2008: dividend yield of zero, expected volatility of 42.5%, risk-free interest rate of 2.49%, and an expected life of 5.5 years. The weighted average fair value of the 35,308 options granted during the three and six months ended June 30, 2008 was $2.78 per share. The following weighted average assumptions were used for options granted during the three and six months ended June 30, 2007: dividend yield of zero and zero, respectively, expected volatility of 30% and 30%, respectively, risk-free interest rate of 4.6% and 4.7%, respectively, and an expected life of 3.8 and 4.4 years, respectively. The weighted average fair value of the 801,344 and 1,501,086 options, respectively, granted during the three and six months ended June 30, 2007 was $4.61 and $4.91 per share, respectively. Stock compensation expense related to stock options for the three and six months ended June 30, 2008 is not comparable to the same periods in the prior year due to the reversal of compensation expense related to forfeitures of unvested stock options issued to employees in prior periods that exceeded its historical forfeiture assumption used to calculate stock compensation expense. This increased volume of forfeitures was due to a reduction in the number of the Company’s employees during the first six months of 2008.

Compensation expense recognized by the Company for stock options for the three and six months ended June 30, 2008, was $738 and $1,662, respectively, with a related tax benefit of $111 and $488, respectively, associated with the FBR Capital Markets Long-Term Incentive Plan. Comparable compensation expense recognized by the Company for stock options for the three and six months ended June 30, 2007 was $1,409 and $2,740, respectively, with a tax benefit of $568 and $1,154, respectively.

In accordance with the provision of SFAS 123R, FBR Capital Markets is required to recognize compensation expense relating to options to purchase shares of FBR Capital Markets’ common stock offered under the FBR Capital Markets Employee Stock Purchase Plan. For the three months ended June 30, 2008, the Company recognized compensation expense of $(54) and $227 respectively, relating to these options under the FBR Capital Markets Employee Stock Purchase Plan. For the three months ended June 30, 2007, the Company recognized compensation expense of $62 and $354 respectively, relating to these options under the FBR Capital Markets Employee Stock Purchase Plan.

As of June 30, 2008, there was $8,015 of total unrecognized compensation cost related to 3,496,053 non-vested options granted under the FBR Capital Markets Long-Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted average period of 1.1 years.

FBR Capital Markets Restricted Stock

From time to time, FBR Capital Markets grants restricted shares of common stock to employees under the FBR Capital Markets Long-Term Incentive Plan that vest ratably over a three to five year period or cliff-vest after three years for various purposes based on continued employment over these specified periods. For the three and six months ended June 30, 2008 the Company granted 38,910 and 295,989 restricted shares of common stock, respectively, at weighted average share prices of $5.13 and $6.74, respectively. For the three and six months ended June 30, 2007 the Company granted 1,460,740 and 1,820,578, respectively, of FBR Capital Markets restricted common stock at a weighted average share price of $17.00 per share and $16.67 per share, respectively.

For the three and six months ended June 30, 2008, the Company recognized $1,262 and $3,211, respectively, of compensation expense related to this restricted shares of common stock. For the three and six months ended June 30, 2007 the Company recognized $873 and $1,189, respectively, of compensation expense related to this FBR Capital Markets restricted stock.

As of June 30, 2008 a total of 1,914,101 shares of such restricted shares of common stock were outstanding with total unrecognized compensation cost related to unvested shares of $20,447. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.6 years.

In addition, as part of FBR Capital Markets’ satisfaction of incentive compensation earned for past service under the FBR Capital Markets variable compensation programs, employees may receive restricted shares of common stock in lieu of cash payments. These shares of restricted common stock are issued to an irrevocable trust and are not returnable to FBR Capital Markets. During the three and six months ended June 30, 2008, FBR Capital Markets issued -0- and 700,374 shares of restricted common stock, respectively, valued at $-0- and at $5,114, respectively, to the trust in settlement of such accrued incentive compensation. During the three and six months ended June 30, 2007 FBR Capital Markets issued 22,150 and 140,391 shares of FBR Capital Markets restricted common stock, respectively, valued at $338 and $2,142, respectively.

FBR Capital Markets Restricted Stock Units

FBR Capital Markets grants restricted stock units to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. During the three and six months ended June 30, 2008, FBR Capital Markets issued 65,000 and 4,730,000 restricted stock units, respectively, at a weighted average fair value of $2.04 and $2.09 per unit, respectively, which are subject to a market condition and vest ratably in years three, four, and five from date of issuance. In addition, FBR Capital Markets issued 300,402 and 1,749,843 restricted stock units, respectively, at a weighted average price of $4.97 and $6.42 per unit, respectively which vest ratably in years three, four, and five from date of issuance or cliff-vest after three years based on continued employment over the specified period. For the three and six months ended June 30, 2008, FBR Capital Markets recognized $1,156 and $1,676 of compensation expense, respectively, related to these restricted stock units. FBR Capital Markets did not grant any restricted stock units prior to January 1, 2008.

As of June 30, 2008, a total of 5,954,843 of such restricted stock units were outstanding with total unrecognized compensation cost related to unvested units of $17,851. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.6 years.

FBR Capital Markets also issued restricted stock units to an irrevocable trust which is not returnable to the Company. These restricted stock units were issued in lieu of cash payments for satisfaction of incentive compensation earned for past service under variable compensation programs. During the three and six months ended June 30, 2008, FBR Capital Markets also issued 18,722 and 43,886 restricted stock units, respectively, valued at $97 and $304, respectively, to the trust in settlement of such accrued incentive compensation.

Share Repurchases

FBR Group Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14,000,000 shares of the Company’s Class A common stock from time to time. In 2007, the Company’s Board of Directors authorized an additional share repurchase program in which the Company may repurchase up to 100,000,000 shares of the Company’s Class A common stock. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group stock-based compensation plans described previously. During 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 23,643,428 shares at a cost of $109,777, respectively. During the three and six months ended June 30, 2008, the Company had no share repurchases and had the authority to repurchase 76,356,572 shares.

FBR Capital Markets Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the FBR Capital Markets’ Board of Directors authorized a share repurchase program under which FBR Capital Markets could repurchase up to 1,000,000 shares of FBR Capital Markets’ outstanding shares of common stock. In October 2007, the FBR Capital Markets Board of Director’s authorized the repurchase of up to an additional 5,000,000 shares of common stock. During 2007, FBR Capital Markets, in accordance with its share repurchase program, repurchased 1,000,000 shares at a total cost of $13,017. During the three and six months ended June 30, 2008, FBR Capital Markets had no share repurchases and had the authority to repurchase 5,000,000 shares.

12.	Segment Information:

The Company considers its capital markets, asset management, principal investing and mortgage banking operations to be four separately reportable segments.

The capital markets segment includes the Company’s investment banking and institutional sales, trading and research areas. These businesses operate as a single integrated unit to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Asset management includes the Company’s fee-based asset management operations. The Company’s principal investing segment includes mortgage related investment activities and substantially all of the Company’s equity security investing activities. The Company’s mortgage banking segment included the origination and sale of non-conforming residential mortgage loans.

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. These transactions include investment banking activities provided by the capital markets segment to other segments and the sale of mortgage loans between the mortgage banking and principal investing segments. The following table illustrates the financial information for the Company’s segments for the periods indicated.

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations	Consolidated Totals
Three months ended June 30, 2008
Net revenues	$43,167	$5,463	$840	$—	$—	$49,470
Operating loss	(33,448)	(3,983)	(9,130)	(526)	—	(47,087)
Three months ended June 30, 2007
Net revenues	158,434	8,373	16,902	(804)	(6,973)	175,932
Operating income (loss)	33,876	(929)	1,992	(60,334)	(5,524)	(30,919)
Six months ended June 30, 2008
Net revenues	144,994	11,392	(14,699)	65	—	141,752
Operating loss	(37,669)	(7,440)	(32,499)	(3,133)	—	(80,741)
Six months ended June 30, 2007
Net revenues	290,339	15,909	(12,413)	(100,448)	(6,973)	186,414
Operating income (loss)	57,823	(2,602)	(45,200)	(252,461)	(5,524)	(247,964)

13.	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in operating results, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 141(R) on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SFAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life and of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We are evaluating the impact of adoption of FSP FAS 142-3 on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1).” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Earlier application is not permitted. We are evaluating the impact of adoption of FSP EITF 03-6-1 on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries (collectively, “we”, “us”, “our” or the “Company”) should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q and the audited consolidated financial statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately following Item 4 of Part I of this report on Form 10-Q.

Business Environment

As an investment banking, institutional sales, trading and research, asset management, and investment firm, our businesses are materially affected by conditions in the U.S. financial markets, general U.S. economic conditions and, to a lesser degree, global economic conditions. The decreased level of capital markets activities during the first half of 2008 as compared to the comparable 2007 period exhibited the effects of the uncertainty in economic conditions due to continuing negative economic trends. Our investment banking revenues and mortgage-backed security valuations have been adversely affected by the continued mortgage and credit market dislocation that began in the latter half of 2007, and we may be further impacted should there be continued or further credit market dislocations or a sustained market downturn. Other factors contributing to the current weak economic conditions are an increasing unemployment rate coupled with decreases in home price and inflationary concerns stemming from the increase in oil prices on energy and retail prices.

We believe the remainder of 2008 is going to continue to be a difficult business environment, with continued dampened capital markets activity, both domestically and internationally, and potential tightening in interest rate spreads. Our growth outlook is dependent on the extent and severity of the credit dislocation, results from fiscal and monetary policy actions, accessibility of liquidity and the direction of oil prices. The underpinnings of these growth assumptions also form our view on prospective investment banking, institutional sales, trading and research, asset management and investment activities. For further discussions on how markets conditions may affect our businesses see “Risk Factors” in Form 10-K.

Executive Summary

Our revenues consist primarily of: capital raising revenue and advisory fees in investment banking; agency commissions and principal transactions in institutional brokerage; base management fees and incentive allocations and fees in asset management; and net interest income, earnings from investment funds and dividend income in principal investing and net interest income and premiums from sales of mortgage loans in mortgage banking.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate and technology, media and telecommunications sectors. Historically, we have focused on small- and mid-cap stocks, although our research coverage and brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits can be subject to significant volatility from period to period.

The operating income from our capital markets segment decreased to a loss of $33.4 million for the second quarter of 2008 from operating income of $33.9 million for the second quarter of 2007. This decrease is primarily attributable to a $115.0 million decrease in investment banking revenues during the second quarter of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the second quarter of 2008 reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on the U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $34.3 million for the quarter ended June 30, 2008 from $32.1 million for the quarter ended June 30, 2007. Variable expenses decreased $47.1 million, or 61.9%, which is attributable to the decrease in net revenues. The decrease in fixed expenses of $0.6 million reflects the net effect of increased costs attributable to the build-out of our international operations offset by a slight reduction in operating expenses and the effects during the quarter of the forfeiture of certain stock-based compensation awards.

The operating income from our capital markets segment decreased from $57.8 million for the six months ended June 30, 2007 to an operating loss of $37.7 million for the six months ended June 30, 2008. This decrease is primarily attributable to a $148.7 million decrease in investment banking revenues during the first half of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the first half of 2008 reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $65.7 million for the six months ended June 30, 2008 as compared to $57.1 million for the six months ended June 30, 2007. Variable expenses decreased $60.9 million, or 44.0%, which is consistent with the decrease in net revenues. The decrease in variable expenses was offset partially by an $11.3 million increase in fixed expense that is attributable to the build-out of our international operations, increased stock-based compensation and $3.9 million in severance costs associated with a reduction in our workforce.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $1.9 billion at June 30, 2008, decreasing from $2.1 billion at March 31, 2008 and decreasing from $2.5 billion as of December 31, 2007. Net assets under management decreased 9.5% or $0.2 billion during the second quarter, primarily related to fund performance and net redemptions in mutual funds.

The operating loss from our asset management activities increased to an operating loss of $4.0 million in the second quarter of 2008 compared to an operating loss of $0.9 million in the second quarter of 2007. We recorded $4.2 million in base management fees (including mutual fund administrative fees) for the three months ended June 30, 2008, as compared to $6.4 million for the three months ended June 30, 2007. The decrease in management fees during the second quarter of 2008 reflects the effects of the decrease in average assets under management for the quarter compared to the quarter in the prior year. Operating expenses increased as a result of increases in fixed expenses attributable to expanding our mutual fund marketing activities offset by a decrease in variable costs, including sub-advisory fees.

The operating loss from our asset management activities increased to an operating loss of $7.4 million in the first six months of 2008 compared to an operating loss of $2.6 million in the first six months of 2007. We recorded $8.8 million in base management fees (including mutual fund administrative fees) for the six months ended June 30, 2008, as compared to $11.9 million for the six months ended June 30, 2007. The decrease in management fees during the first six months of 2008 reflects the effects of the decrease in average assets under management. Operating expenses increased as a result of increases in fixed expenses attributable to initiatives to expand our mutual fund marketing activities offset by a decrease in variable costs, including sub-advisory fees.

Principal Investing

Mortgage-Backed Securities

We invest in agency-backed and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing in agency collateralized mortgage obligations (CMOs) and hybrid-ARM mortgage-backed securities financed by short-term repurchase agreement borrowings. The Company recorded net interest income of $9.6 million and $16.0 million from MBS held in our principal investment portfolio for the three and six months ended June 30, 2008, respectively, compared to $10.2 million and $24.5 million for the three and six months ended June 30, 2007, respectively. The decrease in net interest income during the three and six months ended June 30, 2008 is due mainly to the decrease in the average balance of MBS investments held in our portfolio. In addition, the Company recorded $3.3 million and $6.2 million in other-than-temporary impairments for the three and six months ended June 30, 2008, respectively, based on the Company’s quarterly fair value assessment of the remaining sub-prime MBS portfolio.

Merchant Banking and Long-Term Investments

The total value of our merchant banking portfolio and long-term investments was $133.8 million as of June 30, 2008. Of this total, $88.3 million was held in the merchant banking portfolio, $26.0 million was held in alternative asset funds and mutual funds and $19.5 million was held in other long-term investments. Net unrealized losses in the merchant banking portfolio included in accumulated other comprehensive income (“AOCI”) totaled $1.7 million as of June 30, 2008.

During the six months ended June 30, 2008, we recorded other than temporary impairment write-downs of $6.4 million on certain merchant banking investments and $8.6 million in residual interest in a non-prime mortgage loan securitization. These write-downs were recorded as part of the Company’s quarterly assessments of unrealized losses in its portfolio for potential other-than-temporary impairments.

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

The cumulative effect of the change to the Company’s accumulated deficits as of January 1, 2008 and 2007 was a decrease of $0.2 million, or 0.02%, and an increase of $1.4 million, or 0.38%, to $1.1 billion and $379.5 million, respectively. The income statement impact as a result of the change for the three months ended June 30, 2008 and 2007 was an increase to net loss of $0.3 million, or 1.18%, to $25.1 million and a decrease to net income of $0.5 million, or 4.62%, to $10.2 million, respectively. The income statement impact as a result of the change for the six months ended June 30, 2008 and 2007 was a decrease to net income of $0.3 million, or 1.27%, to $20.1 million and an increase to net loss of $2.4 million, or 1.35%, to $177.5 million, respectively.

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

In addition, during the quarter ended March 31, 2008, the Company recorded a non-cash reversal of its $73.0 million negative investment in First NLC as the Company has no continuing involvement with First NLC. The Company has obtained a legal opinion from its outside counsel to the effect that First NLC’s creditors would not be able to pierce the corporate veil between First NLC and the Company. However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and we cannot predict the outcome of the proceeding. As a result of the bankruptcy, and based on the Company’s review of its relationship with First NLC and the opinion of the Company’s counsel referenced above, the Company believes it has no remaining guarantees of the debt or any other obligation of First NLC other than those satisfied out of First NLC’s “cash collateral” (i.e., cash already owned by First NLC, but impressed with a lien in favor of the Company and other lenders) and it is considered remote that the Company would have any further obligations related to First NLC.

Operating losses incurred by the mortgage banking segment, which used to consist primarily of First NLC, decreased to an operating loss of $0.5 million and $3.1 million for the three and six months ended June 30, 2008, respectively, from an operating loss of $60.3 million and $252.5 million for the three and six months ended June 30, 2007, respectively. The operating losses in 2007 were primarily attributable to the continued decline in value of the loans due to the continued deterioration in the market for non-prime residential mortgage loans which reflected the effects of industry-wide increases in early payment default requests from loan investors as well as the surplus of non-prime loans in the market.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net income decreased from $10.2 million in the second quarter of 2007 to a net loss of $25.1 million in the second quarter of 2008. Net loss included the following results of operations by segment (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Capital Markets	$(33,448)	$33,876
Asset Management	(3,983)	(929)
Principal Investing	(9,130)	1,992
Mortgage Banking	(526)	(60,334)
Intersegment Eliminations	—	(5,524)

Operating loss	(47,087)	(30,919)
(Loss) gain on issuance and sale of subsidiary shares and other income	(192)	105,677

(Loss) income before income taxes and minority interest	(47,279)	74,758
Income tax (benefit) provision	(9,974)	55,011
Minority interest in (losses) earnings of consolidated subsidiary	(12,254)	9,538

Net (loss) income	$(25,051)	$10,209

The decrease in net income is primarily attributable to the non-recurrence of the gain recognized in the second quarter of 2007 related to the sale of FBR Capital Markets shares during its initial public offering in June 2007. Another contributing factor to the decrease in net income is the decrease in investment banking revenues which reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity. These decreases in operating results were partially offset by losses incurred in the second quarter of 2007 relating to our mortgage banking segment in which no comparable losses were recognized in the second quarter of 2008 due to the filing for bankruptcy protection and the resulting deconsolidation of First NLC.

The Company’s revenues, net of interest expense, decreased from $175.9 million in the second quarter of 2007 to $49.5 million in the second quarter of 2008 due to the changes in revenues and interest expense described below.

Capital raising revenue decreased 96.4% from $110.0 million in the second quarter of 2007 to $4.0 million in the second quarter of 2008. The lower volume of capital raising activity was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in the credit markets. The Company completed seven private placements generating $100.8 million in revenues during the second quarter of 2007. We did not complete any individually significant equity capital raising transactions during the second quarter of 2008.

Advisory revenue decreased 32.3% from $6.2 million in the second quarter of 2007 to $4.2 million in the second quarter of 2008. We completed ten merger and acquisition and advisory engagements in the second quarter of 2007 as compared to two merger and acquisition and advisory engagements in the second quarter of 2008.

Institutional brokerage revenue from agency commissions and principal transactions increased 6.4% from $32.7 million in the second quarter of 2007 to $34.8 million in the second quarter of 2008 as a result of increases in trading volume due to our expansion of sales and trading personnel partially offset by increased losses on trading securities.

Asset management base management fees decreased 34.4% from $6.4 million in the second quarter of 2007 to $4.2 million in the second quarter of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $5.8 million in the second quarter of 2008 as compared to $23.7 million in the second quarter of 2007. The change in net revenues is primarily the result of the Company’s sale of its on-balance sheet securitized loans, a decrease in net effect of the Company’s derivative instruments, a decrease in dividend income, and a decrease in losses incurred at First NLC due to the filing for bankruptcy protection and the resulting deconsolidation of First NLC. The following table summarizes the components of revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Net interest income	$10,335	$30,248
Net investment loss—principal investing	(4,797)	(3,377)
Dividend income	258	883
Net investment income (loss)—mortgage banking	(5)	(4,031)

	$5,791	$23,723

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2008			2007
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$2,668,732	$26,112	3.91%	$5,725,698	$83,200	5.81%
Mortgage loans	—	—	—	4,620,783	78,887	6.83%

	$2,668,732	26,112	3.91%	$10,346,481	162,087	6.27%

Other(1)		715			3,743

		26,827			165,830

Repurchase agreements	$2,337,360	(15,862)	(2.68)%	$1,845,197	(24,758)	(5.31)%
Commercial paper	—	—	—	3,474,917	(47,182)	(5.37)%
Mortgage financing credit facilities	—	—	—	663,135	(10,070)	(6.01)%
Securitization	—	—	—	3,926,766	(60,006)	(6.05)%
Derivative contracts(2)	—	(630)		—	6,434

	$2,337,360	(16,492)	(2.79)%	$9,910,015	(135,582)	(5.47)%

Net interest income/spread		$10,335	1.12%		$30,248	0.80%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $19.9 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This decrease was primarily due to the Company’s sale of its on-balance sheet securitized loans in the fourth quarter of 2007, a reduction of originated mortgage loans held for sale and the decrease in average MBS portfolio balance.

Net interest income from the MBS portfolio decreased by $0.6 million from $10.2 million in the second quarter of 2007 to $9.6 million in the second quarter of 2008, reflecting the decrease in the average balance of MBS investments offset by an increase in the net interest spread earned on the portfolio from 0.4% in the second quarter of 2007 to 1.1% in the second quarter of 2008.

During the fourth quarter of 2007, the Company completed the sale of its on-balance sheet securitized loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were removed from the Company’s balance sheet. Also, following the bankruptcy of First NLC during the first quarter of 2008, we no longer maintain an inventory of originated mortgage loans that were held for sale. As a result of these events, we did not have mortgage loans that we earned interest on in the second quarter of 2008. During the quarter ended June 30, 2007, mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $78.9 million with related interest expense of $62.6 million, resulting in net interest income of $16.3 million.

The Company recognized a net investment loss of $4.8 million during the second quarter of 2008 compared to a net investment loss of $3.4 million in the second quarter of 2007. The following table summarizes the components of net investment loss (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Securitized mortgage loans held-for-sale—lower of cost or market valuation adjustments	$—	$(2,500)
Available for sale and cost method securities—other-than-temporary impairments	(3,304)	—
(Loss) income from investments funds	(140)	1,198
Realized gains on sale of available for sale investments, net	1,283	565
Gains on investment securities—marked-to-market, net	13	50
Residual interest in securitization—other-than-temporary impairments	(1,611)	—
Other, net	(1,038)	(2,690)

	$(4,797)	$(3,377)

Based upon the evaluation of our MBS portfolio for other-than-temporary impairment, we recorded $3.3 million of other-than-temporary impairment losses for the three months ended June 30, 2008 related to deterioration in credit quality on certain non-agency MBS investments. In addition, we recorded $1.6 million in other-than-temporary impairment losses on residual interest in securitizations as of June 30, 2008.

Income from investment funds reflects our earnings (losses) from investments in proprietary investment partnerships and other managed investments. The decrease in income from these investments is due to fund performance.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges under SFAS 133. These derivatives primarily include economic hedges relating to the financing for certain MBS positions and the mortgage loan portfolio.

In addition to net interest income, we recorded $0.3 million in dividend income from merchant banking equity investment portfolio in the second quarter of 2008, compared to $0.9 million during the second quarter of 2007. The decrease in dividend income was primarily due to the decrease in the number of, and amount of capital invested in, dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

Other revenues decreased 57.8% from $4.5 million in the second quarter of 2007 to $1.9 million in the second quarter of 2008 primarily due to a decrease in interest income due to a lower average balance held at our clearing broker and a reduction in interest rates.

Interest expense related primarily to long-term debt issued through FBR TRS Holdings decreased from $7.6 million in the second quarter of 2007 to $5.4 million in the second quarter of 2008 as a result of a decrease in interest rates associated with these floating rate borrowings and an acceleration of deferred costs recognized in the second quarter of 2007 related to the termination of our line of credit in April 2007.

Total non-interest expenses decreased 53.3% from $206.9 million in the second quarter of 2007 to $96.6 million in the second quarter of 2008. This decrease was caused by the fluctuations in non-interest expenses discussed below.

Compensation and benefits expense decreased 49.5% from $106.9 million in the second quarter of 2007 to $54.0 million in the second quarter of 2008. The decrease was primarily attributable to deconsolidation of First NLC and the decrease in variable compensation of $43.1 million as a result of decreased investment banking revenues offset by increased costs associated with stock compensation.

Professional services decreased 25% from $14.0 million in the second quarter of 2007 to $10.5 million in the second quarter of 2008 primarily due to a reduction in costs associated with a lower volume of investment banking transactions and a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management, and the deconsolidation of First NLC.

Business development expenses decreased 39.3% from $11.2 million in the second quarter of 2007 to $6.8 million in the second quarter of 2008. This change is primarily due to decreased costs associated with the lower volume of investment banking transactions and the deconsolidation of First NLC.

Clearing and brokerage fees increased from $3.1 million in the second quarter of 2007 to $3.4 million in the second quarter of 2008 due to increased equity trading volumes.

Occupancy and equipment expense decreased 32.3% from $12.7 million in the second quarter of 2007 to $8.6 million in the second quarter of 2008. This decrease is primarily associated with the deconsolidation of First NLC partially offset by increases in software licensing fees and the investments made in upgrading our technology and office space.

Communications expense decreased 17.1% from $7.6 million in the second quarter of 2007 to $6.3 million in the second quarter of 2008 primarily due to the deconsolidation of First NLC.

Other operating expenses decreased 62.0% from $18.7 million in the second quarter of 2007 to $7.1 million in the second quarter of 2008. This change was due in part to the reduction of $6.8 million in loan servicing, administrative, and mortgage insurance expenses primarily associated with the Company’s sale of its on-balance sheet securitized loans in the fourth quarter of 2007 and the deconsolidation of First NLC.

Income taxes changed from a $55.0 million income tax provision in the second quarter of 2007 to a $10.0 million income tax benefit in the second quarter of 2008. Our tax benefits relates to taxable losses generated by our taxable REIT subsidiaries. Our effective tax rate relating to this activity was 73.8% in the second quarter of 2007 as compared to 27.0% in the second quarter of 2008. The lower effective tax rate for the second quarter of 2008 is due to full valuation allowances recorded against current year losses of our international subsidiary and other TRS Holdings subsidiaries that reduced the current year benefit. In addition, the effective tax rate for the second quarter of 2007 includes a $27.9 million valuation allowance on the losses derived from First NLC.

Minority interest in earnings of consolidated subsidiary of $9.5 million represents a decrease in net income for minority interest holders’ share of earnings of FBR Capital Markets for the second quarter of 2007 as compared to a $12.3 million increase in net income for minority interest holders’ share of losses of a consolidated subsidiary for the second quarter for 2008.

Results of Operations

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Net income increased from a net loss of $177.5 million in the six months ended June 30, 2007 to a net income of $20.1 million in the six months ended June 30, 2008. Net income (loss) included the following results of operations by segment (dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Capital Markets	$(37,669)	$57,823
Asset Management	(7,440)	(2,602)
Principal Investing	(32,499)	(45,200)
Mortgage Banking	(3,133)	(252,461)
Intersegment Eliminations	—	(5,524)

Operating loss	(80,741)	(247,964)
(Loss) gain on issuance and sale of subsidiary shares	(189)	106,508
Gain on disposition of subsidiary and other income	73,034	—

Loss before income taxes and minority interest	(7,896)	(141,456)
Income tax (benefit) provision	(10,780)	23,461
Minority interest in (losses) earnings of consolidated subsidiary	(17,167)	12,617

Net income (loss)	$20,051	$(177,534)

The increase in net income is primarily attributable to the deconsolidation and reversal of $73.0 million of negative investment in First NLC as discussed previously. The increase in net income attributable to the reduction in First NLC losses is partially offset by a decline in operating results for the capital markets segment as a result of the decrease in investment banking revenues, which reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity.

The Company’s revenues, net of interest expense, decreased from $186.4 million in the first six months of 2007 to $141.8 million in the first six months of 2008 due to the changes in revenues and interest expense described below.

Capital raising revenue decreased 66.8% from $207.3 million in the first six months of 2007 to $68.9 million in the first six months of 2008. The lower volume of capital raising activity was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in the credit markets. We completed four private placements during the first six months of 2008 generating $59.1 million in revenues compared to nine private placements generating $159.0 million in revenues during the first six months of 2007.

Advisory revenue decreased 26.2% to $9.3 million in the first six months of 2008 as compared to $12.6 million generated in the first six months of 2007. We completed 17 merger and acquisition and advisory engagements in the first six months of 2007 as compared to seven merger and acquisition and advisory engagements in the first six months of 2008.

Institutional brokerage revenue from agency commissions and principal transactions increased 13.7% from $58.6 million in the first six months of 2007 to $66.6 million in the first six months of 2008 as a result of increases in trading volume due to our expansion of sales and trading personnel, partially offset by increased losses on trading securities.

Asset management base management fees decreased 26.1% from $11.9 million in the first six months of 2007 to $8.8 million in the first six months of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, resulted in a loss of $3.8 million in the first six months of 2008 as compared to a loss of $97.6 million in the first six months of 2007. The decrease in net loss is primarily the result of the Company’s sale of its on-balance sheet securitized loans, a decrease in net effect of the Company’s derivative instruments, a decrease in dividend income and a decrease in losses incurred at First NLC due to the bankruptcy of First NLC in the first quarter of 2008.

The following table summarizes the components of revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense (dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Net interest income	$19,526	$73,604
Net investment loss—principal investing	(24,484)	(62,142)
Dividend income	687	1,842
Net investment income (loss)—mortgage banking	463	(110,890)

	$(3,808)	$(97,586)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Six Months Ended June 30,
	2008			2007
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$2,306,806	$49,208	4.27%	$6,536,384	$187,223	5.73%
Mortgage loans	—	—	—	5,149,148	179,785	6.98%

	$2,306,806	49,208	4.27%	$11,685,532	367,008	6.28%

Other(1)		3,569			4,236

		52,777			371,244

Repurchase agreements	$2,051,122	(32,297)	(3.11)%	$2,322,499	(62,048)	(5.31)%
Commercial paper	—	—	—	3,679,956	(99,449)	(5.38)%
Mortgage financing credit facilities	—	—	—	970,640	(29,352)	(6.01)%
Securitization	—	—	—	4,125,934	(124,610)	(6.01)%
Derivative contracts(2)	—	(954)		—	17,819

	$2,051,122	(33,251)	(3.21)%	$11,099,029	(297,640)	(5.36)%

Net interest income/spread		$19,526	1.06%		$73,604	0.92%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $54.1 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This decrease was primarily due to the sale of our on-balance sheet securitized loans in the fourth quarter of 2007, a reduction of originated mortgage loans held for sale and a decrease in average balance of MBS.

Net interest income from the MBS portfolio decreased by $8.5 million from $24.5 million in the first six months of 2007 to $16.0 million in the first six months of 2008, reflecting the decrease in the average balance of MBS investments offset by an increase in the net interest spread earned on the portfolio from 0.34% in the first six months of 2007 to 1.06% in the first six months of 2008.

During the fourth quarter of 2007, the Company completed the sale of its on-balance sheet securitized loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale transaction, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were removed from the Company’s balance sheet. Also, following the bankruptcy of First NLC during the first quarter of 2008, we no longer maintain an inventory of originated mortgage loans that were held for sale. As a result of these events, we did not have mortgage loans that we earned interest on in the second quarter of 2008. For the six months ended June 30, 2007, mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $179.8 million with related interest expense of $134.9 million, resulting in net interest income of $44.9 million.

The Company recognized a net investment loss of $24.5 million during the first six months of 2008 compared to net investment loss of $62.1 million in the first six months of 2007. The following table summarizes the components of net investment loss (dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Securitized mortgage loans held-for-sale—lower of cost or market valuation adjustments	$—	$(36,900)
Available for sale and cost method securities—other-than-temporary impairments	(12,614)	(17,000)
Realized gains on sale of equity investments and mortgage-backed securities	(2,354)	2,262
Income from investment funds	1,754	3,250
Losses on investment securities—marked-to-market, net	(1,186)	(1,074)
Residual interest in securitization—other-than-temporary impairments	(8,640)	—
Other, net	(1,444)	(12,680)

	$(24,484)	$(62,142)

Based upon the evaluation of our MBS portfolio for other-than-temporary impairment, the Company recorded $6.2 million of other-than-temporary impairment losses for the six months ended June 30, 2008 related to deterioration in credit quality on certain non-agency MBS investments.

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded $6.4 million of other-than-temporary impairment losses during the six months ended June 30, 2008 as compared to $17.0 million for the same period in 2007. In addition, the Company recorded $8.6 million in other-than-temporary impairment losses on residual interest in securitizations during the six months ended June 30, 2008.

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

In addition to net interest income, the Company recorded $0.7 million in dividend income from its merchant banking equity investment portfolio in the first six months of 2008, compared to $1.8 million during the first six months of 2007. The decrease in dividend income was primarily due to the decrease in the number of, and amount of capital invested in, dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The deconsolidation of First NLC as of January 18, 2008 resulted in a net increase in income from mortgage banking activities to income of $0.5 million in the first six months of 2008 from a loss of $110.9 million in the first six months of 2007. The losses in the first quarter of 2007 were a result of increases in provisions for losses, including repurchase and premium recapture and a lower of cost of market valuation allowance.

Other revenues decreased 50.0% from $8.6 million in the first six months of 2007 to $4.3 million in the first six months of 2008 primarily due to a decrease in interest income due to a reduction in interest rates on balances held at our broker dealer.

Interest expense related primarily to long-term debt issued through FBR TRS Holdings decreased from $15.2 million in the first six months of 2007 to $12.3 million in the first six months of 2008 as a result of a decrease in interest rates associated with these floating rate borrowings and an acceleration of deferred costs recognized in the second quarter of 2007 related to the termination of our line of credit in April 2007.

Total non-interest expenses decreased 48.8% from $434.4 million in the first six months 2007 to $222.5 million in the first six months of 2008. This decrease was caused by the fluctuations in non-interest expenses discussed below.

Compensation and benefits expense decreased 37.9% from $210.9 million in the first six months of 2007 to $130.9 million in the first six months of 2008. The decrease was primarily attributable to deconsolidation of First NLC and the decrease in variable compensation of $58.2 million as a result of decreased investment banking revenues partially offset by increased costs associated with severance costs related to an overall reduction in workforce and increased stock compensation.

Professional services decreased 17.6% from $27.9 million in the first six months of 2007 to $23.0 million in the first six months of 2008 primarily due to decreased costs associated lower volume of investment banking transactions, a reduction in sub-advisory fees as a result of the decrease in average assets under management, and the deconsolidation of First NLC.

Business development expenses decreased 23.3% from $24.9 million in the first six months of 2007 to $19.1 million in the first six months of 2008. This change is primarily due to a decrease in expenses associated with the lower volume of investment banking transactions and the deconsolidation of First NLC, offset by an increase in marketing activities during 2008 in conjunction with the Company’s sponsorship of the PGA Tour, FBR Open.

Clearing and brokerage fees increased from $5.8 million in the first six months of 2007 to $7.0 million in the first six months of 2008 due to increased equity trading volumes.

Occupancy and equipment expense decreased 31.0% from $25.8 million in the first six months of 2007 to $17.8 million in the first six months 2008. This decrease is primarily associated with the deconsolidation of First NLC partially offset by increases in software licensing fees and the investments made in upgrading our technology and office space.

Communications expense decreased 15.8% from $14.6 million in the first six months of 2007 to $12.3 million in the first six months of 2008 primarily due to the deconsolidation of First NLC partially offset by increased costs related to market data and customer trading services.

Other operating expenses decreased 75.4% from $50.4 million in the first six months of 2007 to $12.4 million in the first six months of 2008. This change was due in part to the reduction of $14.3 million in loan servicing and administrative expenses, and mortgage and other insurance primarily associated with the sale of our on-balance sheet securitized loans in the fourth quarter of 2007. The Company also had $11.0 million of First NLC litigation costs and an additional $11.7 million of expenses associated with First NLC in the first six months of 2007. The Company had no comparable First NLC expenses in the first six months of 2008 as a result of the deconsolidation of First NLC.

The total income tax provision changed from $23.5 million expense in the first six months of 2007 to a benefit of $10.8 million in the first six months of 2008. Our tax benefits relates to taxable losses generated by our taxable REIT subsidiaries. Our effective tax rate relating to this activity was (25.3)% in the first six months of 2007 as compared to (50.2)% in the first six months of 2008. For the six months ended June 30, 2008, our tax benefit reflects a full valuation allowance on tax benefits related to operating losses at FBR TRS Holdings, Inc. and related release of valuation allowance related to the disposition of First NLC (see Note 10).

Minority interest in earnings of consolidated subsidiary of $12.6 million represents a decrease in net income for minority interest holders’ share of earnings of FBR Capital Markets for the second quarter of 2007 as compared to a $17.2 million increase in net income for minority interest holders’ share of losses of a consolidated subsidiary for the second quarter for 2008.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. Our primary sources of funds for liquidity have historically consisted of short-term borrowings (e.g., commercial paper issued by Georgetown Funding, repurchase agreements and other short-term mortgage financing facilities), securitization financings, principal and interest payments on mortgage-backed securities and mortgage loans, dividends on equity securities, proceeds from sales of mortgage-backed securities and mortgage loans, internally generated funds, equity capital contributions and credit provided by banks, clearing brokers and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, a substantial portion of which are held by FBR Capital Markets, internally generated funds, borrowing capacity through margin accounts and repurchase agreements and future issuances of common stock, preferred stock or debt securities. Due to the crisis in the sub-prime mortgage market, the liquidity and credit market experienced unprecedented disruptions in 2007, which have continued in the first half of 2008. As a result, the availability of third-party sources of liquidity, including short-term commercial paper borrowings, was limited as of June 30, 2008.

Cash Flows

As of June 30, 2008, the Company’s cash and cash equivalents totaled $417.9 million, representing a net decrease in the balance of $274.4 million for the six months ended June 30, 2008. The decrease is primarily attributable to the purchase of MBS. Of the $417.9 million cash and cash equivalents, $300.3 million was held by FBR Capital Markets. The Company’s use of the funds held by FBR Capital Market is subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors.

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreement and commercial paper borrowings. Excess cash is used to pay down short-term borrowings, and cash is provided by increasing short-term borrowings within the Company’s leverage policies. Additionally, MBS may be liquidated within relatively short time periods to provide additional liquidity.

The cash used in operating activities of $67.1 million was attributable to a reduction in cash related to operating activities of FBR Capital Markets. The cash used in investing activities of $1.3 billion relates primarily to the purchase of MBS during the first six months of 2008. The cash provided by financing activities of $1.1 billion relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS purchased.

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments and securities held for trading purposes. As of June 30, 2008, liquid assets consisted primarily of cash and cash equivalents of $417.9 million, $300.3 million of which was held by FBR Capital Markets, and net investments in agency MBS, excluding FBR Capital Markets’ holdings, of $151.1 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s total assets increased from $2.9 billion at December 31, 2007 to $4.2 billion as of June 30, 2008. The increase in total assets reflects the effects an increase in the Company’s investment in agency MBS.

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, managed partnerships (including hedge, private equity, and venture capital funds) in which we serve as managing partner and our investment in RNR II (QP), LP (a partnership we do not manage). Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

As of June 30, 2008, our MBS portfolio was comprised primarily of agency CMOs and hybrid-ARM securities with a fair value of $3.4 billion. As of June 30, 2008, the weighted-average coupon of the portfolio was 3.60%.

The actual yield on the MBS is affected by the price paid to acquire the investment. Our cost basis in MBS is normally greater than the par value (i.e., a premium), resulting in the yield being less than the stated coupon. The MBS portfolio had a premium of $5.8 million (0.16% of the unpaid par value).

Net unrealized losses related to our merchant banking investments that are included in accumulated other comprehensive income in our balance sheet totaled $1.7 million as of June 30, 2008. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is other than temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private equity investments carried at cost for impairment. If and when we determine that the fair value is less than our carrying value and the decline is considered other-than-temporary, we will reflect the reduction as an investment loss.

The following table provides additional detail regarding the Company’s merchant banking and long-term investments as of June 30, 2008 (dollars in thousands):

Merchant Banking and Long-Term Investments

	June 30, 2008
	Number of Shares/Units	Cost/Adjusted Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities
Castlepoint Holdings, Ltd.	500,000	$4,650	$4,545
Grubb & Ellis Company	473,116	3,037	1,821
Other merchant banking investments		164	212

Total merchant banking investments		$7,851	6,578

Residual interest in securitization			6,748
Investment securities—marked–to-market			1,083
Other investments			1,361

Total long-term investments, at fair value			$15,770

Other long-term investments:
Merchant banking—non-marketable securities(1)
Asset Capital Corporation, Inc.(2)	948,766	$4,507	$4,507
Cohen Financial(2)	112,892	1,129	1,129
Cypress Sharpridge Investments, Inc.(2).	179,200	3,226	3,226
Ellington Financial LLC	1,938,750	36,449	36,449
FSI Realty Trust(2)	752,688	1,505	1,505
Muni Funding of America, LLC(2)	750,000	5,250	5,250
Star Asia Finance, Limited(2)	1,050,000	5,008	5,008
Thornburg Mortgage, Inc.(3)	N/A	5,043	5,043
Thunderbird Resorts, Inc.	1,194,743	10,000	10,000
Vintage Wine Trust, Inc.(2)	1,075,269	8,602	8,602
Other merchant banking investments		975	975

Total merchant banking investments		$81,694	81,694

Preferred equity investment			2,500
Investment funds			26,017
Other investments			7,827

Total other long-term investments			$118,038

(1)	As of June 30, 2008, these shares cannot be traded in a public market (e.g., NYSE or NASDAQ) but may be sold in private transactions
(2)	Cost/adjusted basis reflects the effects of other-than-temporary impairment charges.
(3)	Represents an investment in senior subordinated debt and warrants.

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

As of June 30, 2008, the Company’s liabilities totaled $3.6 billion, which resulted in a leverage ratio (liabilities to shareholders’ equity) of 11 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.25%, mature in 25 to 28 years, and are redeemable, in whole or in part, without penalty, currently or within three years. As of June 30, 2008, we had $320.1 million of long-term corporate debt, and the weighted average interest rate on these securities was 5.46%.

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

To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter increases in interest rates, prepayments or delinquency levels, margin calls on our repurchase agreements could lead to an adverse change in our liquidity position.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings and short-term mortgage financing facilities (dollars in thousands):

	June 30, 2008		December 31, 2007
	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)
Outstanding balance	$2,813,768	—	$1,681,822	$62,555
Weighted-average rate	2.54%	—	5.00%	6.16%
Weighted-average term to maturity(1)	20.7 days	NA	20.0 days	NA

(1)	Under these mortgage financing facilities, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of June 30, 2008, FBR & Co. had total regulatory net capital of $84.0 million, which exceeded its required net capital of $3.7 million by $80.3 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases:

FBR Group Share Repurchases

In 2007, the Company’s Board of Directors authorized additional share repurchases in which the Company may repurchase up to 100 million shares of the Company’s Class A common stock. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group Long-Term Incentive Plan described previously. During 2007, the Company repurchased 23.6 million shares at a cost of $109.8 million. During the six month period ended June 30, 2008, the Company had no share repurchases and had authority to repurchase 76.4 million shares.

FBR Capital Markets Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the FBR Capital Markets’ Board of Directors authorized a share repurchase program under which FBR Capital Markets could repurchase up to one million shares of the FBR Capital Markets’ outstanding shares of common stock. In October 2007, the FBR Capital Markets Board of Director’s authorized the repurchase of up to an additional five million shares of common stock. During the year ended December 31, 2007, FBR Capital Markets, in accordance with its share repurchase program, repurchased one million shares at a total cost of $13.0 million. FBR Capital Markets made no share repurchases and had authority to repurchase five million shares during the six month period ended June 30, 2008.

Dividends

During the six month period ended June 30, 2008, no dividends were declared. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. Although no dividends were declared or paid during the fourth quarter of 2007, the Company declared and paid the following dividends during the year ended December 31, 2007:

Declaration Date	Record Date	Payment Date	Dividends Per Share
September 17, 2007	September 28, 2007	October 31, 2007	$0.05
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations for the remaining two quarters of 2008 and by fiscal year as of June 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt(1)	$—	$970	$970	$970	$—	$317,500	$320,410
Minimum rental and other contractual commitments	5,020	16,725	14,155	17,506	17,026	24,761	95,193
Capital commitments(2)	—	—	—	—	—	—	—

	$5,020	$17,695	$15,125	$18,476	$17,026	$342,261	$415,603

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through FBR TRS Holdings. Based on the weighted average interest rate of 5.46%, approximately $17.3 million on the current outstanding principal will be outstanding for the year ending December 31, 2008. Interest on the $317.5 million of long-term debt floats based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate.
(2)	The table above excludes $3.4 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years, as of June 30, 2008.

The Company also has repurchase agreement liabilities of $2.8 billion as of June 30, 2008. See Note 3 to the financial statements for further information.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our investments in mortgage-backed securities and equity investments. Except for trading securities held by FBR & Co., none of the investments mentioned in this section, Item 3, is held for trading purposes.

Interest Rate Risk

Leveraged MBS

The Company is primarily subject to interest rate risk as a result of its principal investments. Through its principal investment activities, the Company invests in MBS and finances those investments with repurchase agreements, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates by entering into interest rate swap and interest rate cap contracts. The counterparties to the Company’s derivative agreements at June 30, 2008 are U.S. financial institutions.

The Company’s primary risk is related to changes in both short- and long-term interest rates. As interest rates increase, the market value of the Company’s MBS may be expected to decline, prepayment rates may be expected to go down and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s derivative instruments, including economic hedges and instruments designated as cash flow hedges. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps and Eurodollar futures contracts.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2008.” Management’s estimate of change in value for mortgage loans and mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. The estimated change in value of the MBS reflects an effective duration of 0.83 in a rising interest environment and 0.50 in a declining interest rate environment.

The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages and the mortgages underlying the MBS, embedded derivates in the MBS, prior exposure to refinancing opportunities and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at June 30, 2008
		100 Basis Point Increase in Interest Rates	Percent Change	100 Basis Point Decrease in Interest Rates	Percent Change
Assets
Mortgage-backed securities	$3,431,550	$3,402,916	(0.83)%	$3,448,538	0.50%
Derivative assets	9,481	19,086	101.31%	4,510	(52.43)%
Other	759,199	759,199	—	759,199	—

Total assets	$4,200,230	$4,181,201	(0.45)%	$4,212,247	0.29%

Liabilities
Repurchase agreements and commercial paper	$2,813,768	$2,813,768	—	$2,813,768	—
Derivative liabilities	4,215	1,093	(74.06)%	8,008	89.98%
Other	804,316	804,316	—	804,316	—

Total liabilities	3,622,299	3,619,177	(0.09)%	3,626,092	0.10%
Minority interest	234,245	234,245	—	234,245	—
Shareholders’ equity	343,686	332,779	(4.63)%	351,910	2.39%

Total liabilities and shareholders’ equity	$4,200,230	$4,181,201	(0.45)%	$4,212,247	0.29%

Book value per share	$2.28	$2.17	(4.63)%	$2.33	2.39%

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

While it is impossible to project exactly what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of June 30, 2008 (dollars in thousands, except per share amounts).

	Value at June 30, 2008
		10% Increase in Price	Percent Change	10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$7,939	$8,734	10.00%	$7,146	(10.00)%
Equity method investments	26,017	28,619	10.00%	23,415	(10.00)%
Investment securities-marked to market	1,083	1,191	10.00%	975	(10.00)%
Trading securities-equities	16,714	18,385	10.00%	15,043	(10.00)%
Other	4,148,477	4,148,477	—	4,148,477	—

Total assets	$4,200,230	$4,205,406	0.12%	$4,195,056	(0.12)%

Liabilities	$3,622,299	$3,622,299	—	$3,622,299	—

Minority Interest	234,245	236,048	0.77%	232,443	(0.77)%

Shareholders’ Equity
Common stock	1,594	1,594	—	1,594	—
Paid-in-capital	1,478,006	1,478,006	—	1,478,006	—
Accumulated other comprehensive loss	(92,407)	(91,612)	0.86%	(93,200)	(0.86)%
Accumulated deficit	(1,043,507)	(1,040,929)	0.25%	(1,046,086)	(0.25)%

Total shareholders’ equity	343,686	347,059	0.98%	340,314	(0.98)%

Total liabilities and shareholders’ equity	$4,200,230	$4,205,406	0.12%	$4,195,056	(0.12)%

Book value per share	$2.28	$2.30	0.98%	$2.25	(0.98)%

Except to the extent that the Company sells its marketable equity securities or other long-term investments, or a decrease in their fair value is deemed to be other than temporary, an increase or decrease in the fair value of those assets will not directly affect the Company’s earnings. However, an increase or decrease in the value of equity method investments, investment securities-marked to market and trading securities will directly affect the Company’s earnings.

Item 4.	Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. In addition, certain statements regarding the outcome of the First NLC bankruptcy proceeding are forward-looking. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads and mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel and general economic, political and market conditions. We will not necessarily update the information presented in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business, see our Annual Report on Form 10-K for the year ended December 31, 2007, including the section entitled “Risk Factors” in that report, and any other reports or documents we file with the SEC from time to time.

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

As of June 30, 2008, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 5, 2008. At the annual meeting, the shareholders voted on the election of eight directors to the Company’s Board of Directors for one-year terms to expire at the annual meeting of shareholders in 2009. In addition, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008. Following are the results of the matters voted on at the annual meeting:

In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Nominee for Director	Votes in Favor	Votes Withheld
Eric F. Billings	140,547,311	6,136,541
Daniel J. Altobello	121,907,409	32,776,442
Peter A. Gallagher	115,978,202	38,705,650
Russell C. Lindner	122,081,951	32,601,900
Ralph S. Michael III	122,095,335	32,588,516
Wallace L. Timmeny	121,198,051	33,485,800
J. Rock Tonkel, Jr.	149,249,705	5,434,147
John T. Wall	115,964,263	38,719,589

The following other routine matter was approved by the shareholders:

	Votes in Favor	Votes Against	Votes Abstaining
Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008	153,789,788	605,811	288,255

Item 6.	Exhibits

Exhibit Number	Exhibit Title

10.01	Retention Incentive Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix (filed as Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008, and incorporated by reference herein). †

10.02	Employment Agreement, dated April 30, 2008, by and between Richard J. Hendrix and FBR Capital Markets Corporation filed as Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008, and incorporated by reference herein). †

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/S/ KURT R. HARRINGTON
Kurt R. Harrington Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2008

By:	/S/ ROBERT J. KIERNAN
Robert J. Kiernan Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: August 8, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.01	Retention Incentive Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix (filed as Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008, and incorporated by reference herein).†

10.02	Employment Agreement, dated April 30, 2008, by and between Richard J. Hendrix and FBR Capital Markets Corporation filed as Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008, and incorporated by reference herein).†

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management Contract.