Form 10-Q
period 2008-09-30
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2008-11-07
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2008:

Title	Outstanding
Class A Common Stock	147,691,346 shares
Class B Common Stock	11,669,170 shares

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$227,162	$692,360
Restricted cash	172	14,166
Receivables:
Interest	4,407	7,060
Securities sold	370,936	—
Other	53,910	68,297
Investments:
Mortgage-backed securities, at fair value	2,592,379	1,791,480
Loans held for sale, net	—	65,074
Long-term investments, at fair value	15,248	52,334
Trading securities, at fair value	25,092	19,057
Other long-term investments	91,547	116,940
Due from clearing broker	17,168	—
Derivative assets, at fair value	6,767	3,514
Intangible assets, net	9,372	9,837
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $37,601 and $34,014, respectively	25,998	30,451
Prepaid expenses and other assets	65,790	74,385

Total assets	$3,505,948	$2,944,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold, but not yet purchased, at fair value	$4,601	$206
Repurchase agreements	2,374,715	1,744,377
Derivative liabilities, at fair value	3,788	3,558
Payable for Securities purchased	227,191	—
Interest payable	4,438	5,746
Accrued compensation and benefits	39,237	57,000
Due to clearing broker	—	7,059
Accounts payable, accrued expenses and other liabilities	50,616	105,456
Short-term borrowing	—	63,981
Long-term debt	313,358	320,820

Total liabilities	3,017,944	2,308,203

Minority Interest	219,907	243,061
Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 147,691,346 and 139,266,465 shares issued and outstanding, respectively	1,477	1,393
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 11,669,170 and 12,616,249 shares issued and outstanding, respectively	117	126
Additional paid-in capital	1,485,482	1,468,801
Accumulated other comprehensive loss, net of taxes	(6,450)	(13,071)
Accumulated deficit	(1,212,529)	(1,063,558)

Total shareholders’ equity	268,097	393,691

Total liabilities and shareholders’ equity	$3,505,948	$2,944,955

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Investment banking:
Capital raising	$6,763	$49,692
Advisory	5,999	16,480
Institutional brokerage:
Principal transactions	2,610	968
Agency commissions	33,813	26,257
Asset management:
Base management fees	3,710	6,119
Incentive allocations and fees	—	82
Principal investment:
Interest	31,057	115,007
Net investment loss	(164,153)	(131,960)
Dividends	307	526
Mortgage banking:
Interest	—	7,194
Net investment loss	—	(27,968)
Other	1,548	3,990

Total (loss) revenues	(78,346)	66,387
Interest expense	25,387	112,072

Loss, net of interest expense	(103,733)	(45,685)

Non-Interest Expenses:
Compensation and benefits	61,111	80,955
Professional services	10,442	12,281
Business development	5,262	7,713
Clearing and brokerage fees	3,834	3,953
Occupancy and equipment	8,282	12,695
Communications	5,773	7,148
Other operating expenses	6,668	16,140
Restructuring charges	—	6,172

Total non-interest expenses	101,372	147,057

Operating loss	(205,105)	(192,742)

Other Income:
Gain on extinguishment of long-term debt	4,078	—
Loss on subsidiary share transactions and other losses	(4)	(2,450)

Loss before income taxes and minority interest	(201,031)	(195,192)
Income tax (benefit) provision	(18,123)	15,288
Minority interest in (losses) earnings of consolidated subsidiary	(13,886)	165

Net loss	$(169,022)	$(210,645)

Basic loss per share	$(1.12)	$(1.25)

Diluted loss per share	$(1.12)	$(1.25)

Dividends declared per share	$—	$0.05

Weighted average shares outstanding:
Basic (in thousands)	151,301	167,874

Diluted (in thousands)	151,301	167,874

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Investment banking:
Capital raising	$75,635	$256,971
Advisory	15,267	29,090
Institutional brokerage:
Principal transactions	13,455	7,156
Agency commissions	89,581	78,639
Asset management:
Base management fees	12,507	18,007
Incentive allocations and fees	—	302
Principal investment:
Interest	83,798	446,258
Net investment loss	(188,637)	(194,102)
Dividends	994	2,368
Mortgage banking:
Interest	36	47,186
Net investment income (loss)	463	(138,858)
Other	5,815	12,566

Total revenues	108,914	565,583
Interest expense	70,895	424,854

Revenues, net of interest expense	38,019	140,729

Non-Interest Expenses:
Compensation and benefits	192,035	291,822
Professional services	33,401	40,143
Business development	24,368	32,640
Clearing and brokerage fees	10,857	9,717
Occupancy and equipment	26,051	38,511
Communications	18,046	21,791
Other operating expenses	19,107	66,540
Impairment of goodwill	—	54,752
Restructuring charges	—	25,519

Total non-interest expenses	323,865	581,435

Operating loss	(285,846)	(440,706)

Other Income:
(Loss) gain on issuance and sale of subsidiary shares.	(189)	104,058
Gain on extinguishment of long-term debt	4,078	—
Gain on disposition of subsidiary and other income	73,030	—

Loss before income taxes and minority interest	(208,927)	(336,648)
Income tax (benefit) provision	(28,903)	38,749
Minority interest in (losses) earnings of consolidated subsidiary	(31,053)	12,782

Net loss	$(148,971)	$(388,179)

Basic loss per share	$(0.99)	$(2.27)

Diluted loss per share	$(0.99)	$(2.27)

Dividends declared per share	$—	$0.15

Weighted average shares outstanding:
Basic (in thousands)	151,134	171,308

Diluted (in thousands)	151,134	171,308

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$(13,708)	$(379,479)	$1,171,045

Net loss	—	—	—	—	—	—	—	(658,600)	(658,600)	$(658,600)
Reclassification of employee stock loan receivable to additional paid-in-capital	—	—	—	—	(12)	12	—	—	—
Conversion of Class B shares to Class A shares	609,000	6	(609,000)	(6)	—	—	—	—	—
Issuance of Class A common shares	1,143,608	11	—	—	1,259	—	—	—	1,270
Forfeitures of Class A common stock	(329,811)	(3)	—	—	(2,020)	—	—	—	(2,023)
Repurchase of Class A common stock	(23,643,428)	(236)	—	—	(109,541)	—	—	—	(109,777)
Stock compensation expense for stock options and Employee Stock Purchase Plan	—	—	—	—	1,052	—	—	—	1,052
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	7,055	—	—	—	7,055
Equity in issuance of subsidiary common shares to employees	—	—	—	—	8,511	—	—	—	8,511
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities, (net of taxes of $206)	—	—	—	—	—	—	(13,821)	—	(13,821)	(13,821)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $1,257)	—	—	—	—	—	—	14,458	—	14,458	14,458

Comprehensive loss										$(657,963)

Dividends	—	—	—	—	—	—	—	(25,479)	(25,479)

Balances, December 31, 2007	139,266,465	1,393	12,616,249	126	1,468,801	—	(13,071)	(1,063,558)	393,691
Net loss	—	—	—	—	—	—	—	(148,971)	(148,971)	$(148,971)
Conversion of Class B shares to Class A shares	947,079	9	(947,079)	(9)	—	—	—	—	—
Issuance of Class A common stock	7,867,619	78	—	—	432	—	—	—	510
Forfeitures of Class A common shares issued as stock-based awards	(389,817)	(3)	—	—	(1,702)	—	—	—	(1,705)
Stock compensation expense for stock options	—	—	—	—	81	—	—	—	81
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	10,590	—	—	—	10,590
Equity in issuance of subsidiary common shares to employees	—	—	—	—	7,280	—	—	—	7,280
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investment securities, (net of taxes of $3,309)	—	—	—	—	—	—	(3,922)	—	(3,922)	(3,922)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $(106))	—	—	—	—	—	—	10,543	—	10,543	10,543

Comprehensive loss										$(142,350)

Balances, September 30, 2008	147,691,346	$1,477	11,669,170	$117	$1,485,482	$—	$(6,450)	$(1,212,529)	$268,097

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(148,971)	$(388,179)
Non-cash items included in net loss:
(Loss) gain on issuance or sale of subsidiary shares	189	(104,058)
Gain on disposition of subsidiary	(73,040)	—
Net investment loss from long-term investments and mortgage-backed securities and incentive allocations and fees	178,055	55,600
Stock compensation	22,006	14,966
Premium amortization on mortgage-backed securities and loans held for investments	1,101	7,378
Derivative contracts marked-to-market	933	18,748
Depreciation and amortization	7,710	13,141
Impairment of goodwill and intangible assets	—	65,001
Provisions for loan losses, including loss provisions on loan sales and lower of cost or market valuation adjustments on held for sale mortgage loans	—	275,024
Minority interest in (losses) earnings of consolidated subsidiary	(31,053)	12,782
Other	8,340	14,626
Changes in operating assets:
Receivables:
Interest	1,139	57,031
Due from servicer	1,038	52,825
Other	9,597	38,541
Due from/to clearing broker	(24,227)	17,324
Trading securities, at fair value	(6,035)	(291)
Originations and purchases of mortgage loans held for sale, net of fees	—	(2,137,753)
Cost basis on sale and principal repayment of loans held for sale	—	2,674,589
Prepaid expenses and other assets	4,023	20,165
Changes in operating liabilities:
Trading account securities sold but not yet purchased, at fair value	4,395	9,864
Accounts payable, accrued expenses and other liabilities	(23,565)	(105,888)
Accrued compensation and benefits	(10,740)	(6,835)

Net cash (used in) provided by operating activities	(79,105)	604,601

Cash flows from investing activities:
Purchases of mortgage-backed securities	(2,266,616)	(3,339,630)
Receipt of principal payments on mortgage-backed securities	210,827	873,469
Proceeds from sales of mortgage-backed securities	732,211	8,836,782
Receipt of principal repayment from loans held for investment, including loans reclassified to held for sale	—	1,148,814
Proceeds from sales of real estate owned, net	—	126,430
Proceeds from residual interest in securitization	592	3,433
Purchases of long-term investments	(7,287)	(122,820)
Proceeds from sales of long-term investments	31,618	127,863
Purchases of fixed assets	(3,750)	(14,032)
Proceeds from sale of subsidiary stock	—	205,643
Other	(600)	(1,000)

Net cash (used in) provided by investing activities	(1,303,005)	7,844,952

Cash flows from financing activities:
Repayments of long-term debt	(3,630)	(970)
Proceeds from (repayments of) repurchase agreements, net	920,084	(2,561,404)
Repayments of commercial paper, net	—	(3,971,389)
Proceeds from short-term borrowings	—	60,000
Repayments of securitization financings, net	—	(1,348,879)
Payments of purchases for derivatives with financing element	—	(15,595)
Dividends paid	—	(26,216)
Proceeds from issuance of subsidiary stock	569	3,842
Proceeds from issuance of common stock	—	435
Repurchase of common stock and subsidiary stock	(111)	(84,884)

Net cash provided by (used in) financing activities	916,912	(7,945,060)

Net (decrease) increase in cash and cash equivalents	(465,198)	504,493
Cash and cash equivalents, beginning of period	692,360	189,956

Cash and cash equivalents, end of period	$227,162	$694,449

Supplemental Cash Flow Information:
Cash payments for interest	$66,957	$453,665
Cash payments for taxes	$667	$43,545

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. and subsidiaries (collectively, “FBR Group,” “FBR,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 filed by the Company under the Securities Exchange Act of 1934, as amended.

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

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value—The Company’s agency mortgage-backed securities, which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and other AAA-rated private label mortgage-backed securities are generally classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

As a result of continued severe market dislocation and the resulting significant decline in the volume and level of trading activities in the AAA-rated private label mortgage-backed securities market, management determined that the broker or dealer price quotes generally obtained for the AAA-rated private label mortgage-backed securities reflect an inactive market and are less determinative of fair value as of September 30, 2008, as these broker or dealer price quotes are derived by using matrix prices. Therefore, the Company transferred and classified the AAA-rated private label mortgage-backed securities within Level 3 of the fair value hierarchy as of September 30, 2008.

In determining fair value of the AAA-rated private label mortgage-backed securities, the Company utilized cash flow estimates using adjustments for loan defaults that simulate the loan performance of the underlying collateral. Key factors to determine loan losses were the rate of default and the loss severity in the event of default. The Company’s estimates for these factors were based on historical experience and projections using available research provided by other market participants. By reducing the contractual cash flows from the mortgages by estimates of loan prepayments and credit losses on loan defaults, the Company believes its estimates reflect reasonable assumptions based on actual loan performance and reasonable estimates of future expectations. The resulting cash flows were then discounted using observable market yields for similar risk investments. Unlike the AAA-rated private label mortgage-backed securities market, the high yield bond market is one of the few fixed income markets where prices and yields on risky assets can still be observed. In the current environment, the Company believes the AAA-rated private label mortgage-backed securities market has comparable risk characteristics to high yield corporate bonds.

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

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consists of marketable equity securities and residual interest in securitization. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices. Residual interest in securitization is classified within Level 3 of the fair value hierarchy as discussed above.

Trading securities and trading account securities sold but not yet purchased, at fair value—The Company’s trading securities and trading account securities sold but not yet purchased, at fair value, are securities owned or sold by the Company’s broker-dealer subsidiaries and consist of marketable and non-public equity and convertible debt securities. The Company classifies marketable equity securities within Level 1 of the fair value hierarchy if quoted market prices are used to value the securities. Convertible debt securities are generally classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide reasonable level of price transparency. Non-public equity and debt securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value the securities. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate the value, including where applicable market trading activity, which is sometimes reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

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

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments and long-term investments accounted for under SFAS 157 as of September 30, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	September 30, 2008
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency and AAA-rated private label	$2,588,978	$—	$2,384,501	$204,477
Other private label	3,401	—	—	3,401

Total	2,592,379	—	2,384,501	207,878
Long-term investments, at fair value:
Marketable equity securities	8,556	8,556	—	—
Residual interest in securitization	6,692	—	—	6,692

Total	15,248	8,556	—	6,692
Trading securities and trading account securities sold, but not yet purchased, at fair value:
Marketable and non-public equity securities	15,039	50	16	14,973
Convertible and fixed income debt securities	10,053	—	9,808	245
Marketable equity securities sold but not yet purchased	(4,601)	(4,601)	—	—

Total	20,491	(4,551)	9,824	15,218
Derivative instruments, at fair value:(1)
Assets	6,767	—	6,767	—
Liabilities	(3,788)	—	(3,788)	—

Net	2,979	—	2,979	—

Total	$2,631,097	$4,005	$2,397,304	$229,788

(1)	See footnote 4 for additional discussion on derivative instruments.

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $229,788, or 6.55% of the Company’s total assets as of September 30, 2008.

Level 3 Financial Assets and Liabilities

Items Measured at Fair Value on a Recurring Basis

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, for the three and nine months ended September 30, 2008. As reflected in the tables below, there are no unrealized gains (losses) on such Level 3 financial assets and liabilities as of September 30, 2008 included in accumulated other comprehensive income.

	Three Months Ended September 30, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance, July 1, 2008	$4,634	$7,831	$16,462	$28,927
Total net gains (losses) (realized/unrealized)
Included in earnings	(1,233)	(549)	(776)	(2,558)
Included in other comprehensive income	—	—	—	—
Net Transfers In	204,477	—	—	204,477
Purchases, issuances, settlements, and principal payoffs, net	—	(590)	(468)	(1,058)

Ending balance, September 30, 2008	$207,878	$6,692	$15,218	$229,788

The amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(10,119)	$(2)	$(562)	$(10,683)

	Nine Months Ended September 30, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance, January 1, 2008	$10,638	$19,049	$18,567	$48,254
Total net gains (losses) (realized/unrealized)
Included in earnings	(7,002)	(10,006)	(2,893)	(19,901)
Included in other comprehensive income	—	—	—	—
Net transfers in	204,477	—	—	204,477
Purchases, issuances, settlements, and principal payoffs, net	(235)	(2,351)	(456)	(3,042)

Ending balance, September 30, 2008	$207,878	$6,692	$15,218	$229,788

The amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(87,436)	$(8,660)	$(2,426)	$(98,522)

Gains and losses included in earnings for the three and nine months ended September 30, 2008 are reported in the following income statement line descriptions as follows:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Principal investment—Net investment loss	Institutional brokerage—Principal transactions	Principal investment—Net investment loss	Institutional brokerage—Principal transactions
Total losses included in earnings for the period	$(1,782)	$(776)	$(17,008)	$(2,893)

Change in unrealized losses relating to Level 3 assets still held at September 30, 2008	$(10,121)	$(562)	$(96,096)	$(2,426)

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

For the three months ended September 30, 2008, the Company recognized the following change in carrying value of those assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at September 30, 2008				Three Months Ended September 30, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$23,283	$—	$—	$23,283	$(14,205)

For the nine months ended September 30, 2008, the Company recognized the following change in carrying value of those assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at September 30, 2008				Nine Months Ended September 30, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$28,533	$—	$—	$28,533	$(20,919)

Mortgage-Backed Securities, at Fair Value

Mortgage-backed securities, at fair value(1) (2), consisted of the following as of the dates indicated:

	September 30, 2008	December 31, 2007
Fannie Mae	$883,008	$101
Freddie Mac	1,501,493	1,493,615

	2,384,501	1,493,716
Private-label(3)	207,878	297,764

	$2,592,379	$1,791,480

(1)	The Company’s mortgage-backed securities (“MBS”) portfolio is primarily comprised of agency collateralized mortgage obligations (“CMOs”) and adjustable-rate MBS. The weighted-average coupon of the available-for-sale portfolio at September 30, 2008 and December 31, 2007 was 3.70% and 5.77%, respectively.
(2)	As of September 30, 2008 and December 31, 2007, $2,440,924 and $1,778,524 (each representing fair value, excluding principal receivable), respectively, of the Company’s MBS investments were pledged as collateral for repurchase agreements.
(3)	Private-label mortgage-backed securities held by the Company as of September 30, 2008 and December 31, 2007 were primarily rated A- or higher by Standard & Poors.

Long-Term Investments, at Fair Value

Long-term investments, at fair value, consisted of the following as of the dates indicated:

	September 30, 2008	December 31, 2007
Marketable equity securities	$8,556	$28,688
Residual interest in securitization	6,692	15,903
Investment securities—marked to market	—	7,743

	$15,248	$52,334

Trading Securities and Trading Account Securities Sold, but Not Yet Purchased, at Fair Value

Trading securities owned and trading account securities sold, but not yet purchased, at fair value, consisted of the following at the dates indicated:

	September 30, 2008		December 31, 2007
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$15,039	$4,601	$18,787	$154
Convertible and fixed income debt securities	10,053	—	270	52

	$25,092	$4,601	$19,057	$206

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

Other Long-Term Investments

Other long-term investments, which are fair valued on a non-recurring basis, consisted of the following as of the dates indicated:

	September 30, 2008	December 31, 2007
Non-public equity securities	$63,740	$83,692
Preferred equity investment	2,500	2,500
Investments funds	20,136	30,620
Other investments	5,171	128

	$91,547	$116,940

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

	September 30, 2008
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$2,607,166	$—	$(14,787)	$2,592,379
Marketable equity securities	7,623	1,008	(75)	8,556

	$2,614,789	$1,008	$(14,862)	$2,600,935

(1)	The amortized cost of MBS includes unamortized net discounts of $45 at September 30, 2008.

	December 31, 2007
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(2)	$1,793,777	$1,316	$(3,613)	$1,791,480
Marketable equity securities	25,333	3,370	(15)	28,688

	$1,819,110	$4,686	$(3,628)	$1,820,168

(2)	The amortized cost of MBS includes unamortized net premiums of $1,062 at December 31, 2007.

The following table provides further information regarding the duration of unrealized losses as of September 30, 2008:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$865,895	$(14,787)	$851,108	$—	$—	$—
Marketable equity securities	177	(76)	101	—	—	—

	$866,072	$(14,863)	$851,209	$—	$—	$—

The Company recorded other-than-temporary impairment losses of $110,433 and $116,617 for the three and nine months ended September 30, 2008, respectively, related to continued deterioration in credit quality on certain MBS investments with a cost basis of $1,739,552. The Company recorded other-than-temporary impairment losses of $12,000 for the three and nine months ended September 30, 2007 related to deterioration in credit quality on MBS investments with a cost basis of $4,324. For the remaining MBS investments with unrealized losses, the Company determined that the unrealized losses are due to reasons other than credit quality issues, such as interest rate fluctuation. The Company does not deem these investments to be other-than-temporarily impaired because of the limited severity and duration of the impairments, and/or the Company has the intent and ability to hold these investments until a recovery of fair value occurs, which may be maturity.

The Company recorded other-than-temporary impairments losses of $2,072 for the three and nine months ended September 30, 2008 related to marketable equity securities with an original cost basis of $4,863. The Company does not consider the remaining marketable equity securities in unrealized loss positions as of September 30, 2008 to be other-than-temporarily impaired considering the limited severity and duration of these unrealized losses and/or the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for forecasted recovery of the cost basis. During the three and nine months ended September 30, 2007, the Company recorded $-0- and $10,000, respectively, of other-than-temporary impairment losses relating to marketable equity securities with a cost basis of $-0- and $13,927, respectively. During the three and nine months ended September 30, 2008, the Company also recognized other-than-temporary impairment losses of $-0- and $8,640, respectively, in residual interest in a securitization of non-prime mortgage loans.

For investments carried at cost, at each reporting date, the Company evaluates its portfolio of such investments for impairment, including consideration of the severity and duration of factors affecting the fair value of these investments. During the three and nine months ended September 30, 2008, the Company recorded other-than-temporary impairment losses of $14,205 and $20,918, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $23,283 and $28,533, respectively. During the three and nine months ended September 30, 2007, the Company recorded other-than-temporary impairment losses of $2,993 and $9,993, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $7,500 and $14,500, respectively.

During the three months ended September 30, 2008, the Company received $703,697 from sales of MBS, resulting in gross gains and losses of $-0- and $24,474, respectively. There were no sales of the Company’s marketable equity securities during the three months ended September 30, 2008. During the three months ended September 30, 2007, the Company received $5,745,511 from sales of MBS, resulting in gross gains and losses of $3,025 and $60,762, respectively, and received $86,957 from sales of marketable equity securities, resulting in gross gains and losses of $35,674 and $5,901, respectively.

During the nine months ended September 30, 2008, the Company received $1,107,155 from sales of MBS, resulting in gross gains and losses of $357 and $24,557, respectively, and received $19,065 from sales of marketable equity securities, resulting in gross gains and losses of $1,483 and $-0-, respectively. During the nine months ended September 30 2007, the Company received $9,340,041 from sales of MBS resulting in gross gains and losses of $8,677 and $61,366, respectively, and received $123,613 from sales of marketable equity securities resulting in gross gains and losses of $40,052 and $12,625, respectively. Included in MBS sold and the related gains and losses are $503,258 of MBS purchased and classified as trading during the nine months ended September 30, 2007. The Company recognized a net realized loss of $94 on these trading securities during the nine months ended September 30, 2007.

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

As of September 30, 2008, the amount at risk related to $1,880,043 and $383,628 of repurchase agreements with Barclays Capital Inc. and Credit Suisse Securities USA LLC, respectively, was $132,538, or 49.44%, and $99,035, or 36.94%, respectively, of the Company’s shareholders’ equity with a weighted average maturity of 21 days and 17 days, respectively. As of December 31, 2007, the amount at risk related to $1,493,614 of repurchase agreements with Barclays Capital Inc. was $74,828, representing 18.8% of the Company’s shareholders’ equity with a weighted average maturity of 20 days.

The following tables provide information regarding the Company’s outstanding commercial paper, repurchase agreement borrowings and mortgage financing facilities as of the dates indicated:

	September 30, 2008		December 31, 2007
	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)	Repurchase Agreements	Short- Term Mortgage Financing Facilities(1)
Outstanding balance	$2,374,715	—	$1,681,822	$62,555
Value of assets pledged as collateral:
Agency mortgage-backed securities	2,238,833	—	1,493,614	—
Non-agency mortgage-backed securities	202,092	—	284,910	—
Mortgage loans	—	—	—	65,002
Weighted-average rate	3.09%	—	5.00%	6.16%
Weighted-average term to maturity	20.8 days	NA	20.0 days	NA

(1)	Under these mortgage financing agreements, which expired or were terminated by the Company or the counterparty before September 30, 2008, the Company financed mortgage loans originated by First NLC for up to 180 days. See footnote 10 for additional disclosure on First NLC. The interest rates on these borrowings reset daily.

	September 30, 2008			September 30, 2007
	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short- Term Mortgage Financing Facilities
Weighted-average outstanding balance during the three months ended	—	$2,993,800	—	$2,000,556	$1,469,051	$278,249
Weighted-average rate during the three months ended	—	2.53%	—	5.40%	5.39%	6.42%
Weighted-average outstanding balance during the nine months ended	—	2,367,642	—	3,114,004	2,034,890	737,307
Weighted-average rate during the nine months ended	—	2.87%	—	5.38%	5.33%	6.07%

Long-term Debt

As of September 30, 2008 and December 31, 2007, the Company had $313,358 and $320,820, respectively, of outstanding long-term debt issued by FBR TRS Holdings, Inc. (“FBR TRS Holdings”). The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 5.47% and 7.63% as of September 30, 2008 and December 31, 2007, respectively. These borrowings mature between 2033 and 2035, and are redeemable, in whole or in part, without penalty beginning in 2008 and 2010. During the three and nine months ended September 30, 2008, the Company did not issue additional long-term debentures.

During the three and nine months ended September 30, 2008, the Company extinguished $6,750 of this long-term debt at a gain of $4,078.

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

Derivative Instruments

The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its borrowings. The Company also uses derivatives to economically hedge certain positions in mortgage-backed securities. The derivative financial instruments include interest rate caps and interest rate swaps. As discussed below, certain of these derivatives are designated as cash flow or fair value hedges under SFAS 133 and others are not designated as hedges for accounting purposes. The counterparties to these instruments are U.S. and international financial institutions. The Company assesses and monitors the counterparties’ non-performance risk and credit risk on a regular basis.

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

The Company is the fixed rate payer for the interest rate swaps where the Company pays based on fixed rate and receives based on floating rate, therefore, locking-in the cost of borrowing. The following table summarizes these derivative positions as of the dates indicated:

	September 30, 2008		December 31, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements	$—	$—	$3,063,000	$1,336
Interest rate swap agreements(1)	135,000	(3,788)	135,000	(2,958)
Fair value hedges:
Interest rate cap agreements(2)	1,690,212	6,765	789,238	2,177
No hedge designation:
Interest rate cap agreement(3)	435,000	2	1,021,612	(668)

(1)	Comprised of three interest rate swaps which mature in 2012 with interest rates between 4.58% and 4.59%.
(2)	Comprised of seven interest rate caps which mature between 2008 and 2013 with a strike rates between 6.00% and 6.40% as of September 30, 2008.
(3)	Comprised of one interest rate cap which matures in 2009 with a strike rate of 5.43%.

The Company had designated certain interest rate caps and interest rate swaps as cash flow hedges of the variability in interest payments associated with the Company’s borrowings. The notional amount and terms of each of these derivative instruments were matched against a like amount of current and/or anticipated borrowings and terms under the Company’s forecasted financings. These instruments were highly effective hedges and qualified as cash flow hedges under SFAS 133. However, due to the continued disruptions in the short-term financing market, the Company determined that the occurrence of certain forecasted transactions is no longer probable. As a result, the Company discontinued certain of its cash flow hedges and recognized a net derivative loss in the earnings for the three months ended September 30, 2008. The net effect of the Company’s cash flow hedges on the variability in interest payments was to increase interest expense by $1,323 and $2,903 for the three and nine months ended September 30, 2008, respectively. These hedging activities decreased interest expense by $3,709 and $21,529 during the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, the Company had $3,788 in losses deferred in accumulated other comprehensive loss relating to these derivatives. Of this amount, a net expense of $1,237 is expected to flow through the Company’s statement of operations over the next twelve months. For the three months ended September 30, 2008 and 2007, the Company recognized a net loss of $8,729 and $653, respectively, related to the ineffective portion of these hedges. For the nine months ended September 30, 2008 and 2007, the Company recognized a net loss of $9,619 and a net gain of $1,660, respectively, related to the ineffective portion of these hedges.

The Company had also designated certain interest rate caps as fair value hedges of the Company’s exposure to decreases in the fair value of MBS attributable to changes in LIBOR. Accordingly, pursuant to SFAS 133, the gains and losses on the interest rate caps are recognized in earnings and the changes in fair value of the hedged item attributable to the hedged risk are adjusted from the carrying amount of the hedged items and recognized in earnings in the same period. The ineffective portion of these hedges were not material for the three and nine months ended September 30, 2008. The Company had no fair value hedges during the three and nine months ended September 30, 2007.

The Company also uses derivative instruments, including certain interest rate caps and Eurodollar futures contracts, to hedge certain mortgage-backed security and related borrowings that are not designated as hedges under SFAS 133. The changes in fair value on these derivatives are recorded to net investment income in the statement of operations. For the three and nine months ended September 30, 2008, the Company recorded net gains of $556 and net losses of $45, respectively, on these derivatives.

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

The total income tax benefit recorded for the three and nine months ended September 30, 2008 was $18,123 and $28,903, respectively. The total income tax provision recorded for the three and nine months ended September 30, 2007 was $15,288 and $38,749, respectively. The Company’s taxable REIT subsidiaries generated pre-tax book loss of $44,207 and $56,642 in the three months ending September 30, 2008 and 2007, respectively. In the nine months ending September 30, 2008 and 2007, respectively, the Company’s taxable REIT subsidiaries generated pre-tax book loss of $22,751 and $149,530.

FASB Interpretation (“FIN”) No. 18, “Accounting for Income Taxes in Interim Periods,” provides that if a reliable estimate of the annual effective tax rate cannot be made, the actual effective tax rate for the year-to-date period may be the best estimate of the annual effective tax rate. For the nine months ended September 30, 2008, the Company has used an actual year-to-date effective tax rate to provide for income taxes. The Company’s year-to-date effective tax rate was 127% for the nine months ended September 30, 2008. The effective tax rates during these periods differed from statutory rates primarily due to the discrete period reporting of the tax effects of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), as restricted stock awards vested at share prices lower than original grant date prices. The Company’s tax benefit recorded during the three months and nine months ended September 30, 2008, reflect a full valuation allowance on tax benefits related to operating losses at its FBR TRS Holdings, Inc. subsidiary and related release of valuation allowance related to the disposition of First NLC (see Note 10). As of September 30, 2008, FBR Capital Markets has unrealized deferred tax assets of approximately $25,700 resulting from domestic operations. FBR Capital Markets has not established a valuation allowance against these deferred tax assets since FBR Capital Markets believes that, based on its recent cost reduction and other corporate initiatives, it is more likely than not that FBR Capital Markets will generate sufficient future taxable income to realize the deferred tax assets. However, because future events may adversely affect our current forecasts, a valuation allowance may need to be established which likely would have a material effect on our results of operations. The Company will continue to assess the need for such a valuation allowance at each reporting date. The effective rates for the three and nine months ended September 30, 2007 was also impacted by the recognition of tax expense on the book to tax difference in the basis of its shares of FBR Capital Markets Corporation as a result of the reduction of the Company’s investment to just over a 50 percent interest.

The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial.

6.	Net Capital Requirements:

Friedman, Billings, Ramsey & Co., Inc. (“FBR & Co.”) and FBR Investment Services, Inc. (“FBRIS”), the Company’s U.S. broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (the “SEC”) and are members of the Financial Industry Regulatory Authority (“FINRA”). Additionally, FBRIL is registered with the Financial Services Authority (“FSA”) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of September 30, 2008, FBR & Co. had net capital of $60,680 that was $56,791 in excess of its required net capital of $3,889. As of September 30, 2008, FBRIS and FBRIL had net capital in excess of required amounts.

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

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	151,301	151,301	167,874	167,874
Stock options and unvested restricted stock (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	151,301	151,301	167,874	167,874

Net loss applicable to common stock	$(169,022)	$(169,022)	$(210,645)	$(210,645)

Loss per common share	$(1.12)	$(1.12)	$(1.25)	$(1.25)

	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	151,134	151,134	171,308	171,308
Stock options and unvested restricted stock (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	151,134	151,134	171,308	171,308

Net loss applicable to common stock	$(148,971)	$(148,971)	$(388,179)	$(388,179)

Loss per common share	$(0.99)	$(0.99)	$(2.27)	$(2.27)

As of September 30, 2008 and 2007, 716,249 and 2,435,409 of outstanding options to purchase shares of common stock were outstanding, respectively. All of these outstanding options were antidilutive as of September 30, 2008 and 2007. See Note 11 for additional information regarding outstanding options and restricted stock.

8.	Minority Interest:

Minority interest represents shares of common stock of FBR Capital Markets issued to third-party investors. As of September 30, 2008 and December 31, 2007, 31,516,777 shares and 30,725,926 shares, respectively, of the total number of outstanding shares of FBR Capital Markets common stock, of 64,849,826 and 64,058,975 shares, respectively, were issued to third-party investors and under share-based award agreements that are not subject to forfeiture.

In June 2007, FBR TRS Holdings, a wholly-owned taxable REIT subsidiary of the Company, sold 12,666,951 shares of FBR Capital Markets common stock through an initial public offering. The Company received $205,643 in net proceeds from the transaction based on a per share price of $15.81. As a result of this transaction, the Company’s ownership in FBR Capital Markets was reduced to 33,333,049 shares. As of September 30, 2008, the Company, through FBR TRS Holdings, controlled more than 51.0% of the total voting power of the outstanding shares of FBR Capital Markets common stock.

9.	Commitments and Contingencies:

Litigation

As of September 30, 2008, except as described below, the Company was neither a defendant or plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (“SRO”) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, “litigation”) relating to its various businesses. In addition, the Company, from time to time, is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Historically, the Company conducted its mortgage banking activities through its taxable REIT subsidiary First NLC Financial Services, LLC (First NLC). As a result of continued deterioration of the non-prime mortgage markets, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result of the bankruptcy filing, all litigation against

First NLC has been stayed. On the basis of the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel regarding the likelihood of piercing the corporate veil, the Company believes that it has no further obligations to First NLC and that First NLC’s creditors would not be able to pierce the corporate veil between First NLC and the Company. However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and we cannot predict the outcome of the proceeding.

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

Dividends

There were no dividends declared for the nine month period ended September 30, 2008. Pursuant to the Company’s variable dividend policy, the Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. Although no dividends were declared or paid during the three month period ended December 31, 2007, the Company declared and paid the following distributions during the year ended December 31, 2007:

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the three and nine months ended September 30, 2008 and 2007.

Pursuant to SFAS 123R, compensation expense recognized in the consolidated statements of operations for options to purchase FBR Group Class A common stock for the three and nine months ended September 30, 2008, was $27 and $83, respectively, and related tax benefits were $2 and $9, respectively. For the three and nine months ended September 30, 2007, compensation expense was $79 and $844, respectively, and related tax benefits were $37 and $54, respectively.

The Company recognized compensation expense of $40 and $150, respectively, relating to shares of Class A common stock issued under the FBR Group Employee Stock Purchase Plan for the three and nine months ended September 30, 2007. The FBR Group Employee Stock Purchase Plan was terminated in accordance with its terms in January 2008; therefore, there was no expense for the three and nine months ended September 30, 2008 in connection with this plan. As of September 30, 2008, there was $51 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Stock Plans relating to 145,834 non-vested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 0.5 years.

FBR Group Restricted Stock

From time to time, the Company grants shares of FBR Group restricted Class A common stock to employees under the FBR Group Long-Term Incentive Plan that vest ratably over a three-year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the three and nine months ended September 30, 2008, the Company granted 2,432 and 7,756,315 shares, respectively, of such restricted FBR Group Class A common stock at weighted average share price of $1.78 and $2.91 per share, respectively. During the three and nine months ended September 30, 2007 the Company granted 32,503 and 114,929 shares, respectively, of such restricted FBR Group Class A common stock at weighted average share prices of $4.64 and $5.81 per share, respectively.

As of September 30, 2008 and December 31, 2007, a total of 8,249,594 and 1,207,421 shares, respectively, of such FBR Group restricted Class A common stock were outstanding with total unrecognized compensation cost related to unvested shares of $15,216 and $3,377, respectively. The total unrecognized cost is expected to be recognized over a weighted average period of 1.42 years.

For the three and nine months ended September 30, 2008 the Company recognized $3,870 and $9,511, respectively, of compensation expense related to this FBR Group restricted stock. For the three and nine months ended September 30, 2007 the Company recognized $1,305 and $4,627 of compensation expense, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted FBR Group Class A common stock in lieu of cash payments. These restricted shares of FBR Group Class A common stock are issued to an irrevocable trust and are not returnable to the Company. During three and nine months ended September 30, 2008 the Company issued 13,780 and 89,569 shares, respectively, of FBR Group restricted Class A common stock valued at $25 and $250, respectively, to the trust in settlement of such accrued incentive compensation. During the three and nine months ended September 30, 2007 the company issued 155,858 and 164,508 shares, respectively, of FBR Group restricted Class A common stock valued at $723 and $786, respectively, to the trust in settlement of such accrued incentive compensation.

FBR Capital Markets Corporation Stock Compensation Plans

FBR Capital Markets Long-Term Incentive Plan

FBR Capital Markets, and the Company (through its wholly owned taxable REIT subsidiary, TRS Holdings), adopted and approved the FBR Capital Markets Long-Term Incentive Plan in July 2006. In the fourth quarter of 2007, FBR Capital Markets adopted, and the shareholders approved, an amendment to the FBR Capital Markets Long-term Incentive plan to increase by 16,500,000 shares of common stock authorized for issuance under that plan. Under the FBR Capital Markets Long-Term Incentive Plan, as amended, FBR Capital Markets may grant options to purchase stock, stock appreciation rights, performance awards, restricted and unrestricted stock and restricted stock units for up to an aggregate of 22,069,985 shares of common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years, and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the three and nine months ended September 30, 2008: dividend yield of zero and zero, respectively, expected volatility of 56.8% and 56.6%, respectively, risk-free interest rate of 3.0% and 3.0%, respectively, and an expected life of 5.5 and 5.5 years, respectively. The weighted average fair value of the 2,448,539 and 2,483,847 options granted during the three and nine months ended September 30, 2008 was $3.02 and $3.02 per share, respectively. The following weighted average assumptions were used for options granted during the three and nine months ended September 30, 2007: dividend yield of zero and zero, respectively, expected volatility of 30% and 30%, respectively, risk-free interest rate of 5.1% and 4.7%, respectively, and an expected life of 4.5 and 4.4 years, respectively. The weighted average fair value of the 500 and 1,501,086 options, respectively, granted during the three and nine months ended September 30, 2007 was $5.65 and $4.91 per share, respectively.

Compensation expense recognized by the Company for stock options for the three and nine months ended September 30, 2008, was $1,403 and $3,065, respectively, with a related tax benefit of $560 and $1,048, respectively, associated with the FBR Capital Markets Long-Term Incentive Plan. Comparable compensation expense recognized by the Company for stock options for the three and nine months ended September 30, 2007 was $1,665 and $4,405, respectively, with a tax benefit of $683 and $1,837, respectively. Stock compensation expense related to stock options for the three and nine months ended September 30, 2008 reflects a reversal of compensation expense related to forfeitures of unvested stock options issued to employees in prior periods that exceeded its historical forfeiture assumptions used to calculate stock compensation expense. This increased volume of forfeiture was due to a reduction in the number of employees during the first nine months of 2008.

In accordance with the provision of SFAS 123R, FBR Capital Markets is required to recognize compensation expense relating to options to purchase shares of FBR Capital Markets’ common stock offered under the FBR Capital Markets Employee Stock Purchase Plan. For the three months ended September 30, 2008, the Company recognized compensation expense of $168 and $395 respectively, relating to these options under the FBR Capital Markets Employee Stock Purchase Plan. For the three months ended September 30, 2007, the Company recognized compensation expense of $177 and $531 respectively, relating to these options under the FBR Capital Markets Employee Stock Purchase Plan.

As of September 30, 2008, there was $13,210 of total unrecognized compensation cost related to 5,884,767 non-vested options granted under the FBR Capital Markets Long-Term Incentive Plan as described above. The total unrecognized cost is expected to be recognized over a weighted average period of 2.0 years.

FBR Capital Markets Restricted Stock

From time to time, FBR Capital Markets grants restricted shares of common stock to employees under the FBR Capital Markets Long-Term Incentive Plan that vest ratably over a three to five year period or cliff-vest after three years for various purposes based on continued employment over these specified periods. For the nine months ended September 30, 2008, FBR Capital Markets granted 295,989 restricted shares of common stock, at a weighted average share price of $6.71. There were no restricted shares of common stock granted during the three months ended September 30, 2008. For the three and nine months ended September 30, 2007, FBR Capital Markets granted 223,218 and 2,043,796, respectively, of FBR Capital Markets restricted common stock at a weighted average share price of $13.59 per share and $16.35 per share, respectively.

For the three and nine months ended September 30, 2008, FBR Capital Markets recognized $1,749 and $4,960, respectively, of compensation expense related to this restricted shares of common stock. For the three and nine months ended September 30, 2007, FBR Capital Markets recognized $1,922 and $3,111, respectively, of compensation expense related to this FBR Capital Markets restricted stock.

As of September 30, 2008 a total of 1,768,710 shares of such restricted shares of common stock were outstanding with total unrecognized compensation cost related to unvested shares of $17,177. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.5 years.

In addition, as part of FBR Capital Markets’ satisfaction of incentive compensation earned for past service under the FBR Capital Markets variable compensation programs, employees may receive restricted shares of common stock in lieu of cash payments. These shares of restricted common stock are issued to an irrevocable trust and are not returnable to FBR Capital Markets. During the three and nine months ended September 30, 2008, FBR Capital Markets issued -0- and 700,374 shares of restricted common stock, respectively, valued at $-0- and at $5,114, respectively, to the trust in settlement of such accrued incentive compensation. During the three and nine months ended September 30, 2007 FBR Capital Markets issued 479,008 and 619,399 shares of FBR Capital Markets restricted common stock, respectively, valued at $6,490 and $8,632, respectively.

FBR Capital Markets Restricted Stock Units

FBR Capital Markets grants restricted stock units to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. During the three and nine months ended September 30, 2008, FBR Capital Markets issued 1,196,833 and 1,641,833 restricted stock units, respectively, at weighted average fair values of $4.15 and $3.58 per unit, respectively, which are subject to a market condition and vest ratably in years three, four, and five from date of issuance. In addition, FBR Capital Markets issued 1,730,816 and 4,468,325 restricted stock units, respectively, at weighted average fair values of $5.54 and $6.01 per unit, respectively which vest ratably in years three, four, and five from date of issuance or cliff-vest after three years based on continued employment over the specified period. For the three and nine months ended September 30, 2008, FBR Capital Markets recognized $1,874 and $3,550 of compensation expense, respectively, related to these restricted stock units. FBR Capital Markets did not grant any restricted stock units prior to January 1, 2008.

In August 2008, FBR Capital Markets’ Board of Directors approved the modification of certain restricted stock units with a market condition issued in previous periods and outstanding as of the modification date. A total of 4,285,000 restricted stock units with a market condition issued in previous periods were modified as part of this action by the Board of Directors. The modifications included (i) the modification of 1,142,666 restricted stock units to require a service period only and (ii) the replacement of 3,142,334 restricted stock units with 1,142,666 restricted stock units with a revised market condition and 2,258,668 options to purchase FBR Capital Markets’s common stock. In accordance with SFAS 123R, FBR Capital Markets has accounted for both of the changes as a modification to the original award and has determined the compensation expense based on the total of unrecognized compensation of the original awards plus the incremental increase in fair value of the new award compared to the fair value of the original award as of the modification date. FBR Capital Markets has included the modified awards in the issuance balances above for restricted stock units and stock options for the three and nine months ended September 30, 2008.

As of September 30, 2008, a total of 5,666,162 of such restricted stock units were outstanding with total unrecognized compensation cost related to unvested units of $28,432. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.8 years.

FBR Capital Markets also issued restricted stock units to an irrevocable trust which is not returnable to the Company. These restricted stock units were issued in lieu of cash payments for satisfaction of incentive compensation earned for past service under variable compensation programs. During the three and nine months ended September 30, 2008, FBR Capital Markets also issued 136,849 and 180,735 restricted stock units, respectively, valued at $737 and $1,040, respectively, to the trust in settlement of such accrued incentive compensation.

Share Repurchases

FBR Group Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14,000,000 shares of the Company’s Class A common stock from time to time. In 2007, the Company’s Board of Directors authorized an additional share repurchase program in which the Company may repurchase up to 100,000,000 shares of the Company’s Class A common stock. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group stock-based compensation plans described previously. During 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 23,643,428 shares at a weighted average price of $4.64 per share for a total cost of $109,777. During the three and nine months ended September 30, 2008, the Company had no share repurchases and had the authority to repurchase 76,356,572 shares.

FBR Capital Markets Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the FBR Capital Markets’ Board of Directors authorized a share repurchase program under which FBR Capital Markets could repurchase up to 1,000,000 shares of FBR Capital Markets’ outstanding shares of common stock. In October 2007, the FBR Capital Markets Board of Director’s authorized the repurchase of up to an additional 5,000,000 shares of common stock. During 2007, FBR Capital Markets, in accordance with its share repurchase program, repurchased 1,000,000 shares at a weighted average price of $13.01 per share for a total cost of $13,017. During the three and nine months ended September 30, 2008, FBR Capital Markets repurchased 21,700 shares at a weighted average price of $5.12 per share for a total cost of $111 and had the authority to repurchase 4,978,300 shares. Subsequent to quarter end, the FBR Capital Markets’ Board of Directors approved an increase in the number of shares authorized to repurchase. See Note 14 for details regarding subsequent share repurchases.

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

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations	Consolidated Totals
Three months ended September 30, 2008
Net revenues	$49,164	$4,661	$(157,558)	$—	$—	$(103,733)
Operating loss	(33,351)	(3,939)	(167,087)	(728)	—	(205,105)
Three months ended September 30, 2007
Net revenues	95,422	7,863	(121,858)	(27,112)	—	(45,685)
Operating income (loss)	723	(2,318)	(136,866)	(54,281)	—	(192,742)
Nine months ended September 30, 2008
Net revenues	194,158	16,054	(172,257)	64	—	38,019
Operating loss	(71,020)	(11,378)	(199,586)	(3,862)	—	(285,846)
Nine months ended September 30, 2007
Net revenues	385,761	23,772	(134,271)	(127,560)	(6,973)	140,729
Operating income (loss)	58,546	(4,920)	(182,066)	(306,742)	(5,524)	(440,706)

13.	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in operating results, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We are evaluating the impact of adoption of SFAS 160 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SFAS 69”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. The Company considered the provisions in FSP FAS 157-3 in determining the fair value of its assets and liabilities as of September 30, 2008. As a result of continued severe market dislocation and the resulting significant decline in the volume and level of trading activities in the AAA-rated private label mortgage-backed securities market, management determined that the broker or dealer price quotes generally obtained for the AAA-rated private label mortgage-backed securities reflect an inactive market and are less determinative of fair value as of September 30, 2008, as these broker or dealer price quotes are derived by using the matrix prices. Therefore, the Company transferred and classified $204,477 of the AAA-rated private label mortgage-backed securities within Level 3 of the fair value hierarchy as of September 30, 2008. See Note 2 for details regarding fair value of financial instruments.

14.	Subsequent Events:

On October 6, 2008, the FBR Capital Markets’ Board of Directors approved an increase in the number of shares of common stock that FBR Capital Market is authorized to repurchase to 10,000,000 shares. Pursuant to the repurchase authority, subsequent to September 30, 2008, FBR Capital Markets repurchased a total of 6,711,136 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase by FBR Capital Markets on behalf of itself and one of its subsidiaries of a total of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A—Global Strategy (“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share. After the repurchase from Passport, FBR Capital Markets has authority to repurchase up to 3,288.864 shares of common stock. Of the 6,565,405 shares of common stock repurchased by FBR Capital Markets, 1,500,000 shares were purchased on behalf of a subsidiary and may not be retired.

On October 23, 2008, the Company announced its plan to downsize its MBS portfolio in order to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of its long term debt. The Company also announced that it has retained financial advisors to evaluate strategic alternatives for the purpose of maximizing the value of its assets and liabilities, including all of its trust preferred debt. Potential strategic alternatives include the sale of the Company or its assets or the distribution of its assets to shareholders.

Consistent with this strategy, subsequent to September 30, 2008, the Company extinguished an additional $37,811 of long term debt for a gain of $23,438 and the Company further reduced its MBS portfolio by $1,067,838 at a net loss of $64,990 related to further decline in the MBS value subsequent to September 30, 2008, resulting in a net loss of $41,552 after deducting the $23,438 gain from the extinguishment of long term debt.

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

Business Environment

As an investment banking, institutional sales, trading and research, asset management, and investment firm, our businesses are materially affected by conditions in the U.S. financial markets, general U.S. economic conditions and, to a lesser degree, global economic conditions. The decreased level of capital markets activities during the first nine months of 2008 as compared to the comparable 2007 period exhibited the effects of the uncertainty in economic conditions due to continuing negative economic trends. Our investment banking revenues and mortgage-backed security valuations have been adversely affected by the continued mortgage and credit market dislocation that began in the latter half of 2007 and continued through the third quarter of 2008, and we may be further impacted should there be continued or further credit market dislocations or a sustained market downturn. With trading volume in the MBS market diminishing, price discovery is difficult which has resulted in a widening of the bid/ask spreads. However, as investors continue to liquefy their positions, they have been forced to accept prices that are well below levels “pre-credit squeeze.” Other factors contributing to the current weak economic conditions are an increasing unemployment rate coupled with decreases in home prices and deterioration in consumer confidence.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was adopted in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.

We believe the remainder of 2008 is going to continue to be a difficult business environment, with continued dampened capital markets activity, both domestically and internationally, and potential tightening in interest rate spreads. Our growth outlook is dependent in part on the extent and severity of the financial market dislocation, results from fiscal and monetary policy actions, the overall market value of U.S. equities and accessibility of liquidity. The underpinnings of these growth assumptions also form our view on prospective investment banking, institutional sales, trading and research, asset management and investment activities. For further discussions on how markets conditions may affect our businesses see “Risk Factors” in Form 10-K for the year ended December 31, 2007.

In addition, on October 23, 2008, the Company announced its plan to downsize its mortgage backed securities (“MBS”) portfolio in order to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of its long term debt. The Company also announced that it has retained financial advisors to evaluate strategic alternatives for the purpose of maximizing the value of its assets and liabilities including all of its trust preferred debt. Potential strategic alternatives include the sale of the Company or its assets or the distribution of its assets to shareholders.

Executive Summary

Our revenues consist primarily of: underwriting and placement fees for capital raising and advisory fees in investment banking; agency commissions and principal transactions mark-ups and mark-downs in institutional brokerage; base management fees and incentive allocations and fees in asset management; and net interest income, earnings from investment funds and dividend income, net interest income and gains and losses in principal investing.

Capital Markets

Our capital markets segment includes investment banking and institutional sales, trading and research. These business units operate as a single integrated segment to deliver capital raising, advisory and sales and trading services to corporate and institutional clients. Our investment banking and institutional brokerage businesses are focused on the consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate, and technology, media and telecommunications sectors. Historically, we have focused on small- and mid-cap stocks, although our research coverage and brokerage activities increasingly involve larger-cap stocks. By their nature, our business activities are highly competitive and are subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, as well as to the conditions affecting the companies and markets in our areas of focus. As a result, our capital markets revenues and profits can be subject to significant volatility from period to period.

The operating income from our capital markets segment decreased to a loss of $33.4 million for the third quarter of 2008 from operating income of $0.7 million for the third quarter of 2007. This decrease is primarily attributable to a $53.4 million decrease in investment banking revenues during the third quarter of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the third quarter of 2008 reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on the U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $36.2 million for the quarter ended September 30, 2008 from $26.7 million for the quarter ended September 30, 2007. This increase in institutional brokerage sales and trading revenues is attributable to both the expansion of our sales and trading platform and the increased volatility in the market due to the current economic environment. Variable expenses decreased $20.1 million, or 42.1%, which is attributable to reduced compensation expense related to the decrease in net revenues. The increase in fixed and other compensation expenses of $8.1 million reflects the net effect of increased costs attributable to our international operations, increased stock-based compensation, and $3.2 million in severance costs associated with a reduction in our work force.

The operating income from our capital markets segment decreased from $58.5 million for the nine months ended September 30, 2007 to an operating loss of $71.0 million for the nine months ended September 30, 2008. This decrease is primarily attributable to a $194.2 million decrease in investment banking revenues during the first nine months of 2008, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the first nine months of 2008 reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $101.9 million for the nine months ended September 30, 2008 as compared to $83.8 million for the nine months ended September 30, 2007. This increase in institutional brokerage sales and trading revenues is attributable to both the expansion of our sales and trading platform and the increased volatility in the market due to the current economic environment. Variable expenses decreased $81.1 million, or 43.5%, which is attributable to reduced compensation expense related to the decrease in net revenues. The decrease in variable expenses was offset partially by a $19.5 million increase in fixed expense that is attributable to the build-out of our international operations, increased stock-based compensation and $6.5 million in severance costs associated with a reduction in our workforce.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Our total net assets under management were $1.7 billion at September 30, 2008, decreasing from $1.9 billion at June 30, 2008 and decreasing from $2.5 billion as of December 31, 2007. Net assets under management decreased 10.5% or $0.2 billion during the third quarter, primarily related to fund performance and net redemptions representing 52% and 48% of the decrease, respectively.

The operating loss from our asset management activities increased to an operating loss of $4.0 million in the third quarter of 2008 compared to an operating loss of $2.3 million in the third quarter of 2007. We recorded $3.7 million in base management fees (including mutual fund administrative fees) for the three months ended September 30, 2008, as compared to $6.1 million for the three months ended September 30, 2007. The decrease in management fees during the third quarter of 2008 reflects the effects of the decrease in average assets under management for the quarter compared to the quarter in the prior year. Operating expenses increased as a result of increases in fixed expenses attributable to expanding our mutual fund marketing activities offset by a decrease in variable costs, including sub-advisory fees.

The operating loss from our asset management activities increased to an operating loss of $11.4 million in the first nine months of 2008 compared to an operating loss of $4.9 million in the first nine months of 2007. We recorded $12.5 million in base management fees (including mutual fund administrative fees) for the nine months ended September 30, 2008, as compared to $18.0 million for the nine months ended September 30, 2007. The decrease in management fees during the first nine months of 2008 reflects the effects of the decrease in average assets under management. Operating expenses increased as a result of increases in fixed expenses attributable to initiatives to expand our mutual fund marketing activities offset by a decrease in variable costs, including sub-advisory fees.

Principal Investing

Mortgage-Backed Securities

We invest in agency-backed and, to a lesser extent, private-label MBS. Our MBS investment strategy is based on investing in agency collateralized mortgage obligations (CMOs) and hybrid-ARM mortgage-backed securities financed by short-term repurchase agreement borrowings. The Company recorded net interest income of $10.0 million and $26.0 million from MBS held in our principal investment portfolio for the three and nine months ended September 30, 2008, respectively, compared to $6.2 million and $30.7 million for the three and nine months ended September 30, 2007, respectively. The increase in net interest income during the three months ended September 30, 2008 is due mainly to an increase in the net interest spread earned on the portfolio. The decrease in net interest income during the nine months ended September 30, 2008 is due mainly to the decrease in the average balance of MBS investments held in our portfolio offset by an increase in the net interest spread. In addition, the Company recorded $110.4 million and $116.6 million in other-than-temporary impairments for the three and nine months ended September 30, 2008, respectively, based on the Company’s quarterly fair value assessment of the MBS portfolio.

In general, the Company values its agency mortgage-backed securities and other AAA-rated private label mortgage-backed securities using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments. Therefore, in accordance with SFAS 157, the Company generally classifies these securities within Level 2 of the fair value hierarchy.

However, as a result of continued severe market dislocation and the resulting significant decline in the volume and level of trading activities in the AAA-rated private label mortgage-backed securities market, management determined that the broker or dealer price quotes generally obtained for the AAA-rated private label mortgage-backed securities reflect an inactive market and are less determinative of fair value as of September 30, 2008, as these broker or dealer price quotes are derived by using the matrix prices. Therefore, the Company transferred and classified the AAA-rated private label mortgage-backed securities within Level 3 of the fair value hierarchy as of September 30, 2008.

In determining fair value of the AAA-rated private label mortgage-backed securities, the Company utilized cash flow estimates using adjustments for loan defaults that simulate the loan performance of the underlying collateral. Key factors to determine loan losses were the rate of default and the loss severity in the event of default. The Company’s estimates for these factors were based on historical experience and projections using available research provided by other market participants. By reducing the contractual cash flows from the mortgages by estimates of loan prepayments and credit losses on loan defaults, the Company believes its estimates reflect reasonable assumptions based on actual loan performance and reasonable estimates of future expectations. The resulting cash flows were then discounted using observable market yields for similar risk investments. Unlike the AAA-rated private label mortgage-backed securities market, the high yield bond market is one of the few fixed income markets where prices and yields on risky assets can still be observed. In the current environment, the Company believes the AAA-rated private label mortgage-backed securities market has comparable risk characteristics to high yield corporate bonds.

Consistent with the strategy announced by the Company on October 23, 2008 discussed above, subsequent to September 30, 2008, the Company extinguished an additional $37.8 million of long term debt for a gain of $23.4 million and the Company further reduced its MBS portfolio by $1.1 billion at a net loss of $65.0 million related to further decline in the MBS value subsequent to September 30, 2008, resulting in a net loss of $41.6 million after deducting the $23.4 million gain from the extinguishment of long term debt.

Merchant Banking and Long-Term Investments

The total value of our merchant banking portfolio and long-term investments was $106.8 million as of September 30, 2008. Of this total, $73.5 million was held in the merchant banking portfolio, $20.1 million was held in alternative asset funds and mutual funds and $13.1 million was held in other long-term investments. Net unrealized gains in the merchant banking portfolio included in accumulated other comprehensive income (“AOCI”) totaled $0.9 million as of September 30, 2008.

During the nine months ended September 30, 2008, we recorded other than temporary impairment write-downs of $17.3 million on certain merchant banking investments and $8.6 million in residual interest in a non-prime mortgage loan securitization. These write-downs were recorded as part of the Company’s quarterly assessments of unrealized losses in its portfolio for potential other-than-temporary impairments.

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

Operating losses incurred by the mortgage banking segment, which used to consist primarily of First NLC, decreased to an operating loss of $0.7 million and $3.9 million for the three and nine months ended September 30, 2008, respectively, from an operating loss of $54.3 million and $306.7 million for the three and nine months ended September 30, 2007, respectively. The operating losses in 2007 were primarily attributable to the continued decline in value of the loans due to the continued deterioration in the market for non-prime residential mortgage loans which reflected the effects of industry-wide increases in early payment default requests from loan investors as well as the surplus of non-prime loans in the market.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net loss decreased from $210.6 million in the third quarter of 2007 to a net loss of $169.0 million in the third quarter of 2008. Net loss included the following results of operations by segment (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Capital Markets	$(33,351)	$723
Asset Management	(3,939)	(2,318)
Principal Investing	(167,087)	(136,866)
Mortgage Banking	(728)	(54,281)
Intersegment Eliminations	—	—

Operating loss	(205,105)	(192,742)
Gain on extinguishment of long-term debt	4,078	—
Loss on issuance and sale of subsidiary shares and other income	(4)	(2,450)

Loss before income taxes and minority interest	(201,031)	(195,192)
Income tax (benefit) provision	(18,123)	15,288
Minority interest in (losses) earnings of consolidated subsidiary	(13,886)	165

Net loss	$(169,022)	$(210,645)

Net loss decreased from $210.6 million in the third quarter of 2007 to $169.0 million in the third quarter of 2008. The decrease is attributable to a reduction in losses associated with our mortgage banking segment as a result of the deconsolidation of First NLC for reporting purposes and tax expenses of $35.4 million recognized in the third of quarter of 2007 related to the valuation allowance on losses derived from First NLC and recognition of tax basis in excess of book value in subsidiaries as a result of tax deconsolidation. These reductions in losses were partially offset by losses generated by FBR Capital Markets in the third quarter of 2008 compared to breakeven operations in the third quarter of 2007. In addition, our principal investing segment incurred increased losses related to other than temporary impairment of investments in our MBS and merchant banking portfolios.

The Company’s loss, net of interest expense, increased from $45.7 million in the third quarter of 2007 to $103.7 million in the third quarter of 2008 due to the changes in revenues and interest expense described below.

Capital raising revenue decreased 86.3% from $49.7 million in the third quarter of 2007 to $6.8 million in the third quarter of 2008. The lower volume of capital raising activity was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in U.S. financial markets and the resulting decrease in capital raising activity. We were the lead/sole manager on three public offering transactions raising $719.2 million in the third quarter of 2007 compared to one public offering transaction raising $156.6 million in the third quarter of 2008. The higher volume of capital raising activity in 2007 related primarily to our financial services and insurance sectors. We sole managed one private placement during the third quarter of 2007 generating $8.0 million in revenues.

Advisory revenue decreased 63.6% from $16.5 million in the third quarter of 2007 to $6.0 million in the third quarter of 2008. We completed eight merger and acquisition and advisory engagements in the third quarter of 2007 as compared to four merger and acquisition and advisory engagements in the third quarter of 2008.

Institutional brokerage revenue from agency commissions and principal transactions increased 33.8% from $27.2 million in the third quarter of 2007 to $36.4 million in the third quarter of 2008 as a result of increases in overall trading volume and increased volatility in the equity markets, partially offset by increased losses on trading securities.

Asset management base management fees decreased 39.3% from $6.1 million in the third quarter of 2007 to $3.7 million in the third quarter of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, resulted in a loss of $153.1 million in the third quarter of 2008 as compared to a loss of $140.3 million in the third quarter of 2007. The change in net revenues is primarily the result of the recognition of other than temporary impairments related to its MBS portfolio, partly offset by a decrease in losses incurred at First NLC due to the filing for bankruptcy protection and the resulting deconsolidation of First NLC. The following table summarizes the components of revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Net interest income	$10,698	$19,135
Net investment loss—principal investing	(164,153)	(131,960)
Dividend income	307	526
Net investment income (loss)—mortgage banking	—	(27,968)

	$(153,148)	$(140,267)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2008			2007
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$3,398,389	$30,401	3.58%	$3,766,152	$54,669	5.81%
Mortgage loans	—	—	—	3,736,887	60,471	6.47%

	$3,398,389	30,401	3.58%	$7,503,039	115,140	6.14%

Other(1)		656			7,060

		31,057			122,200

Repurchase agreements	$2,993,800	(19,394)	(2.53)%	$1,469,051	(20,243)	(5.39)%
Commercial paper	—	—	—	2,000,556	(27,621)	(5.40)%
Mortgage financing credit facilities	—	—	—	278,249	(4,565)	(6.42)%
Securitization	—	—	—	3,439,540	(54,345)	(6.18)%
Derivative contracts(2)	—	(965)		—	3,709

	$2,993,800	(20,359)	(2.72)%	$7,187,396	(103,065)	(5.74)%

Net interest income/spread		$10,698	0.86%		$19,135	0.40%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $8.4 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This decrease was primarily due to the Company’s sale of its on-balance sheet securitized loans in the fourth quarter of 2007, a reduction of originated mortgage loans held for sale and the decrease in average MBS portfolio balance.

Net interest income from the MBS portfolio increased by $3.8 million from $6.2 million in the third quarter of 2007 to $10.0 million in the third quarter of 2008, reflecting an increase in the net interest spread earned on the portfolio from 0.34% in the third quarter of 2007 to 0.86% in the third quarter of 2008.

During the fourth quarter of 2007, the Company completed the sale of its on-balance sheet securitized loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were removed from the Company’s balance sheet. Also, following the bankruptcy of First NLC during the first quarter of 2008, we no longer maintain an inventory of originated mortgage loans that were held for sale. As a result of these events, we did not have mortgage loans that we earned interest on in the third quarter of 2008. During the quarter ended September 30, 2007, mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $60.5 million with related interest expense of $54.6 million, resulting in net interest income of $5.9 million.

The Company recognized a net investment loss of $164.1 million during the third quarter of 2008 compared to a net investment loss of $132.0 million in the third quarter of 2007. The following table summarizes the components of net investment loss (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Securitized mortgage loans held-for-sale—lower of cost or market valuation adjustments	$—	$(83,000)
Available for sale and cost method securities—other-than-temporary impairments	(127,851)	(14,998)
Loss from investments funds	(2,826)	(213)
Realized loss on sale of available for sale investments, net	(23,925)	(24,898)
Loss on investment securities—marked-to-market, net	(1,083)	1,687
Other, net	(8,468)	(10,538)

	$(164,153)	$(131,960)

Based upon the evaluation of our MBS portfolio for other-than-temporary impairment, we recorded $110.4 million of other-than-temporary impairment losses for the three months ended September 30, 2008 related to deterioration in value as a result of market dislocation on certain MBS investments.

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded $16.3 million of other-than-temporary impairment losses during the nine months ended September 30, 2008 as compared to $3.0 million for the same period in 2007.

Loss from investment funds reflects our losses from investments in proprietary investment partnerships and other managed investments. The decrease in income from these investments is due to fund performance.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges under SFAS 133 and the ineffectiveness portion of the derivatives designated as cash flow hedges under SFAS 133.

In addition to net interest income, we recorded $0.3 million in dividend income from merchant banking equity investment portfolio in the third quarter of 2008, compared to $0.5 million during the third quarter of 2007. The decrease in dividend income was primarily due to the decrease in the number of, and amount of capital invested in, dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

Other revenues decreased 62.5% from $4.0 million in the third quarter of 2007 to $1.5 million in the third quarter of 2008 primarily due to a decrease in interest income due to a lower average balance held at our clearing broker and a reduction in interest rates.

Interest expense, related primarily to long-term debt, decreased from $9.0 million in the third quarter of 2007 to $5.0 million in the third quarter of 2008 as a result of a decrease in interest rates associated with these floating rate borrowings.

Total non-interest expenses decreased 31.1% from $147.1 million in the third quarter of 2007 to $101.4 million in the third quarter of 2008. This decrease was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expense decreased 24.6% from $81.0 million in the third quarter of 2007 to $61.1 million in the third quarter of 2008. The decrease was primarily attributable to deconsolidation of First NLC and the decrease in variable compensation of $18.2 million as a result of decreased investment banking revenues offset by increased costs associated with stock compensation.

Professional services decreased 15.4% from $12.3 million in the third quarter of 2007 to $10.4 million in the third quarter of 2008 primarily due to a reduction in sub-advisory fees as a result of the decrease in average mutual fund assets under management and the deconsolidation of First NLC.

Business development expenses decreased 31.2% from $7.7 million in the third quarter of 2007 to $5.3 million in the third quarter of 2008. This change is primarily due to decreased costs associated with the lower volume of investment banking transactions and the deconsolidation of First NLC.

Clearing and brokerage fees decreased from $4.0 million in the third quarter of 2007 to $3.8 million in the third quarter of 2008. The decrease is primarily the result of reduced floor brokerage costs during the third quarter of 2008 as compared to the third quarter of 2007.

Occupancy and equipment expense decreased 34.6% from $12.7 million in the third quarter of 2007 to $8.3 million in the third quarter of 2008. This decrease is primarily associated with cost reduction initiatives to decrease equipment purchases and other technology upgrades and the deconsolidation of First NLC.

Communications expense decreased 18.3% from $7.1 million in the third quarter of 2007 to $5.8 million in the third quarter of 2008 primarily due to the deconsolidation of First NLC.

Other operating expenses decreased 58.4% from $16.1 million in the third quarter of 2007 to $6.7 million in the third quarter of 2008. This change was due in part to the reduction of $6.8 million in loan servicing, administrative, and mortgage insurance expenses primarily associated with the Company’s sale of its on-balance sheet securitized loans in the fourth quarter of 2007 and the deconsolidation of First NLC.

Income taxes changed from a $15.3 million income tax provision in the third quarter of 2007 to a $18.1 million income tax benefit in the third quarter of 2008. Our tax benefits relates to taxable losses generated by our taxable REIT subsidiaries. Our effective tax rate relating to this activity was (27.0)% in the third quarter of 2007 as compared to 41.0% in the third quarter of 2008. The change in the effective tax rate for the third quarter of 2007 to 2008 is due primarily to full valuation allowance recorded against current year losses of our international subsidiary and the operations of TRS Holdings, Inc. and subsidiaries.

As of September 30, 2008, FBR Capital Markets has unrealized deferred tax assets of approximately $25.7 million resulting from domestic operations. FBR Capital Markets has not established a valuation allowance against these deferred tax assets since FBR Capital Markets believes that, based on its recent cost reduction and other corporate initiatives, it is more likely than not that FBR Capital Markets will generate sufficient future taxable income to realize the deferred tax assets. However, because future events may adversely affect our current forecasts, a valuation allowance may need to be established which likely would have a material effect on our results of operations. The Company will continue to assess the need for such a valuation allowance at each reporting date.

Minority interest in (losses)/earnings of consolidated subsidiary represents the proportionate share of FBR Capital Markets’ net loss in 2008 and net income in 2007 that was allocated to the minority shareholders of FBR Capital Markets. During the three month period ending September 30, 2008 and 2007, $13.9 million of losses and $0.2 million of income, respectively, was deducted from consolidated results.

Results of Operations

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net income resulted in a loss of $149.0 million in the nine months ended September 30, 2008 as compared to a net loss of $388.2 million in the nine months ended September 30, 2007. Net loss included the following results of operations by segment (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Capital Markets	$(71,020)	$53,022
Asset Management	(11,378)	(4,920)
Principal Investing	(199,586)	(182,066)
Mortgage Banking	(3,862)	(306,742)
Intersegment Eliminations	—	—

Operating loss	(285,846)	(440,706)
(Loss) gain on issuance and sale of subsidiary shares	(189)	104,058
Gain on extinguishment of long-term debt	4,078	—
Gain disposition of subsidiary and other income	73,030	—

Loss before income taxes and minority interest	(208,927)	(336,648)
Income tax (benefit) provision	(28,903)	38,749
Minority interest in (losses) earnings of consolidated subsidiary	(31,053)	12,782

Net loss	$(148,971)	$(388,179)

The decrease in net loss is primarily attributable to the deconsolidation and reversal of $73.0 million of negative investment in First NLC as discussed previously. The decrease in net loss attributable to the reduction in First NLC losses is partially offset by a decline in operating results for the capital markets segment as a result of the decrease in investment banking revenues, which reflects the continued effect that the dislocation in credit markets, which began in August 2007, has had on U.S. equity markets and equity underwriting activity.

The Company’s revenues, net of interest expense, decreased from $140.7 million in the first nine months of 2007 to $38.0 million in the first nine months of 2008 due to the changes in revenues and interest expense described below.

Capital raising revenue decreased 70.6% from $257.0 million in the first nine months of 2007 to $75.6 million in the first nine months of 2008. The lower volume of capital raising activity was spread across all of the Company’s industry sectors reflecting the effects of the continued dislocation in U.S. financial markets and the resulting decrease in capital raising activity. Our revenues from ten private placements completed during the first nine months of 2007 totaled $174.1 as compared to $59.4 million in revenues from four private placements completed in the first nine months of 2008. In addition, during the first nine months of 2007 we lead or co-lead managed 13 public offerings raising $2.4 billion, compared to three public offerings raising $399.2 million in the first nine months of 2008.

Advisory revenue decreased 47.4% to $15.3 million in the first nine months of 2008 as compared to $29.1 million generated in the first nine months of 2007. We completed 33 merger and acquisition and advisory engagements in the first nine months of 2007 as compared to 11 merger and acquisition and advisory engagements in the first nine months of 2008.

Institutional brokerage revenue from agency commissions and principal transactions increased 20.0% from $85.8 million in the first nine months of 2007 to $103.0 million in the first nine months of 2008 as a result of increases in overall trading volume and increased volatility in the equity markets, partially offset by increased losses on trading securities.

Asset management base management fees decreased 30.6% from $18.0 million in the first nine months of 2007 to $12.5 million in the first nine months of 2008. The decrease is primarily attributable to the decrease in average net assets under management and a related decrease in mutual fund administrative fees resulting from a decrease in average mutual fund assets under management.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, resulted in a loss of $157.0 million in the first nine months of 2008 as compared to a loss of $237.9 million in the first nine months of 2007. The decrease in net loss is primarily the result of the Company’s sale of its on-balance sheet securitized loans, a decrease in net effect of the Company’s derivative instruments, a decrease in dividend income and a decrease in losses incurred at First NLC due to the bankruptcy and resulting deconsolidation of First NLC in the first quarter of 2008.

The following table summarizes the components of revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Net interest income	$30,223	$92,739
Net investment loss—principal investing	(188,637)	(194,102)
Dividend income	994	2,368
Net investment income (loss)—mortgage banking	463	(138,858)

	$(156,957)	$(237,853)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities	$2,670,667	$79,610	3.98%	$5,612,973	$241,891	5.75%
Mortgage loans	—	—	—	4,678,394	240,257	6.85%

	$2,670,667	79,610	3.98%	$10,291,367	482,148	6.25%

Other(1)		4,224			11,295

		83,834			493,443

Repurchase agreements	$2,367,642	(51,691)	(2.87)%	$2,034,890	(82,291)	(5.33)%
Commercial paper	—	—	—	3,114,004	(127,070)	(5.38)%
Mortgage financing credit facilities	—	—	—	737,307	(33,917)	(6.07)%
Securitization	—	—	—	3,897,136	(178,955)	(6.06)%
Derivative contracts(2)	—	(1,920)		—	21,529

	$2,367,642	(53,611)	(3.02)%	$9,783,337	(400,704)	(5.46)%

Net interest income/spread		$30,223	0.96%		$92,739	0.79%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $62.5 million from $92.7 million in the nine months ended September 30, 2007 to $30.2 million in the nine months ended September 30, 2008. This decrease was primarily due to the sale of our on-balance sheet securitized loans in the fourth quarter of 2007, a reduction of originated mortgage loans held for sale and a decrease in average balance of MBS.

Net interest income from the MBS portfolio decreased by $4.7 million from $30.7 million in the first nine months of 2007 to $26.0 million in the first nine months of 2008, reflecting the decrease in the average balance of MBS investments offset by an increase in the net interest spread earned on the portfolio from 0.34% in the first nine months of 2007 to 0.96% in the first nine months of 2008.

During the fourth quarter of 2007, the Company completed the sale of its on-balance sheet securitized loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale transaction, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were removed from the Company’s balance sheet. Also, following the bankruptcy of First NLC during the first quarter of 2008, we no longer maintain an inventory of originated mortgage loans that were held for sale. As a result of these events, we did not have mortgage loans that we earned interest on in the third quarter of 2008. For the nine months ended September 30, 2007, mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $240.3 million with related interest expense of $189.5 million, resulting in net interest income of $50.8 million.

The Company recognized a net investment loss of $188.6 million during the first nine months of 2008 compared to net investment loss of $194.1 million in the first nine months of 2007. The following table summarizes the components of net investment loss (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Securitized mortgage loans held-for-sale—lower of cost or market valuation adjustments	$—	$(119,900)
Available for sale and cost method securities—other-than-temporary impairments	(140,466)	(31,993)
Realized losses on sale of equity investments and mortgage-backed securities	(22,171)	(21,629)
(Loss) income from investment funds	(5,180)	2,025
(Losses) gains on investment securities—marked-to-market, net	(2,269)	613
Residual interest in securitization—other-than-temporary impairments	(8,640)	—
Other, net	(9,911)	(23,218)

	$(188,637)	$(194,102)

Based upon the evaluation of our MBS portfolio for other-than-temporary impairment, the Company recorded $116.6 million of other-than-temporary impairment losses for the nine months ended September 30, 2008 related to deterioration in value as a result of market dislocation on certain MBS investments.

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded $23.0 million of other-than-temporary impairment losses during the nine months ended September 30, 2008 as compared to $20.0 million for the same period in 2007. In addition, the Company recorded $8.6 million in other-than-temporary impairment losses on residual interest in securitizations during the nine months ended September 30, 2008.

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments. The decrease in income from these investments is due to fund performance.

Other net investment loss primarily includes net gains and losses from derivatives not designated as cash flow hedges under SFAS 133 and the ineffectiveness portion of the derivatives designated as cash flow hedges under SFAS 133.

In addition to net interest income, the Company recorded $1.0 million in dividend income from its merchant banking equity investment portfolio in the first nine months of 2008, compared to $2.4 million during the first nine months of 2007. The decrease in dividend income was primarily due to the decrease in the number of, and amount of capital invested in, dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The deconsolidation of First NLC as of January 18, 2008 resulted in a net increase in income from mortgage banking activities to income of $0.5 million in the first nine months of 2008 from a loss of $138.9 million in the first nine months of 2007. The losses in the first quarter of 2007 were a result of increases in provisions for losses, including repurchase and premium recapture and a lower of cost of market valuation allowance.

Other revenues decreased 54.0% from $12.6 million in the first nine months of 2007 to $5.8 million in the first nine months of 2008 primarily due to a decrease in interest income due to a reduction in interest rates on balances held at our broker dealer.

Interest expense, related primarily to long-term debt, decreased from $24.2 million in the first nine months of 2007 to $17.3 million in the first nine months of 2008 as a result of a decrease in interest rates associated with these floating rate borrowings and an acceleration of deferred costs recognized in the second quarter of 2007 related to the termination of our line of credit in April 2007.

Total non-interest expenses decreased 44.3% from $581.4 million in the first nine months of 2007 to $323.9 million in the first nine months of 2008. This decrease was caused by the changes in non-interest expenses discussed below.

Compensation and benefits expense decreased 34.2% from $291.8 million in the first nine months of 2007 to $192.0 million in the first nine months of 2008. The decrease was primarily attributable to deconsolidation of First NLC and the decrease in variable compensation of $76.4 million as a result of decreased investment banking revenues partially offset by increased costs associated with severance costs related to an overall reduction in workforce and increased stock compensation.

Professional services decreased 16.7% from $40.1 million in the first nine months of 2007 to $33.4 million in the first nine months of 2008 primarily due to decreased costs associated lower volume of investment banking transactions, a reduction in sub-advisory fees as a result of the decrease in average assets under management, and the deconsolidation of First NLC.

Business development expenses decreased 25.2% from $32.6 million in the first nine months of 2007 to $24.4 million in the first nine months of 2008. This change is primarily due to a decrease in expenses associated with the lower volume of investment banking transactions and the deconsolidation of First NLC, offset by an increase in marketing activities during 2008 in conjunction with the Company’s sponsorship of the PGA Tour, FBR Open.

Clearing and brokerage fees increased from $9.7 million in the first nine months of 2007 to $10.9 million in the first nine months of 2008 due to increased equity trading volumes and revenues.

Occupancy and equipment expense decreased 32.2% from $38.5 million in the first nine months of 2007 to $26.1 million in the first nine months 2008. This decrease is primarily associated with the deconsolidation of First NLC partially offset by increases in software licensing fees and the investments made in upgrading our technology.

Communications expense decreased 17.4% from $21.8 million in the first nine months of 2007 to $18 million in the first nine months of 2008 primarily due to the deconsolidation of First NLC partially offset by increased costs related to market data and customer trading services.

Other operating expenses decreased 71.3% from $66.5 million in the first nine months of 2007 to $19.1 million in the first nine months of 2008. This change was due in part to the reduction of $13.9 million in loan servicing and administrative expenses, and mortgage and other insurance primarily associated with the sale of our on-balance sheet securitized loans in the fourth quarter of 2007. The Company also had $11.8 million of First NLC litigation costs and an additional $14.1 million of expenses associated with First NLC in the first nine months of 2007. The Company had no comparable First NLC expenses in the first nine months of 2008 as a result of the deconsolidation of First NLC.

The total income tax provision changed from $38.7 million expense in the first nine months of 2007 to a benefit of $28.9 million in the first nine months of 2008. Our tax benefits relates to taxable losses generated by our taxable REIT subsidiaries. Our effective tax rate relating to this activity was (25.9)% in the first nine months of 2007 as compared to 127% in the first nine months of 2008. For the nine months ended September 30, 2008, our tax benefit reflects a full valuation allowance on tax benefits related to operating losses at FBR TRS Holdings, Inc. and related release of valuation allowance related to the disposition of First NLC (see Note 10).

As of September 30, 2008, FBR Capital Markets has unrealized deferred tax assets of approximately $25.7 million resulting from domestic operations. FBR Capital Markets has not established a valuation allowance against these deferred tax assets since FBR Capital Markets believes that, based on its recent cost reduction and other corporate initiatives, it is more likely than not that FBR Capital Markets will generate sufficient future taxable income to realize the deferred tax assets. However, because future events may adversely affect our current forecasts, a valuation allowance may need to be established which likely would have a material effect on our results of operations. The Company will continue to assess the need for such a valuation allowance at each reporting date.

Minority interest in (losses)/earnings of consolidated subsidiary represents the proportionate share of FBR Capital Markets’ net loss in 2008 and net income in 2007 that was allocated to the minority shareholders of FBR Capital Markets. During the nine month period ending September 30, 2008 and 2007, $31.1 million of losses and $12.8 million of income, respectively, was deducted from consolidated results.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, loan acquisition and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. Our primary sources of funds for liquidity have historically consisted of short-term borrowings (e.g., commercial paper issued by Georgetown Funding, repurchase agreements and other short-term mortgage financing facilities), securitization financings, principal and interest payments on mortgage-backed securities and mortgage loans, dividends on equity securities, proceeds from sales of mortgage-backed securities and mortgage loans, internally generated funds, equity capital contributions and credit provided by banks, clearing brokers and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, a substantial portion of which are held by FBR Capital Markets, internally generated funds, borrowing capacity through margin accounts and repurchase agreements and future issuances of common stock, preferred stock or debt securities. Due to the crisis in the sub-prime mortgage market, the liquidity and credit market experienced unprecedented disruptions in 2007, which have continued through first nine months of 2008. As a result, the availability of third-party sources of liquidity, including short-term commercial paper borrowings, was limited as of September 30, 2008.

Cash Flows

As of September 30, 2008, the Company’s cash and cash equivalents totaled $227.2 million, representing a net decrease in the balance of $465.2 million for the nine months ended September 30, 2008. The cash used in operating activities of $79.1 million was attributable to a reduction in cash related to operating activities of FBR Capital Markets. The cash used in investing activities of $1.3 billion relates primarily to the purchase, net of sales and principal receipts, of MBS during the first nine months of 2008. The cash provided by financing activities of $916.9 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS purchased. Of the $227.2 million cash and cash equivalents, $145.0 million was held by FBR Capital Markets. The Company’s use of the funds held by FBR Capital Market is subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors.

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreement and commercial paper borrowings. Excess cash is used to pay down short-term borrowings, and cash is provided by increasing short-term borrowings within the Company’s leverage policies. Additionally, MBS may be liquidated within relatively short time periods to provide additional liquidity.

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments and securities held for trading purposes. As of September 30, 2008, liquid assets consisted primarily of cash and cash equivalents of $227.2 million, $145.0 million of which was held by FBR Capital Markets, and net investments in agency MBS, excluding FBR Capital Markets’ holdings, of $106.1 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s total assets increased from $2.9 billion at December 31, 2007 to $3.5 billion as of September 30, 2008. The increase in total assets reflects the effects an increase in the Company’s investment in agency MBS.

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

As of September 30, 2008, our MBS portfolio was comprised primarily of agency CMOs and hybrid-ARM securities with a fair value of $2.6 billion. As of September 30, 2008, the weighted-average coupon of the portfolio was 3.70%.

Net unrealized gains related to our merchant banking investments that are included in accumulated other comprehensive income in our balance sheet totaled $0.9 million as of September 30, 2008. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is other than temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults and downward valuations. On a quarterly basis, we review the valuations of our private equity investments carried at cost for impairment. If and when we determine that the fair value is less than our carrying value and the decline is considered other-than-temporary, we will reflect the reduction as an investment loss.

The following table provides additional detail regarding the Company’s merchant banking and long-term investments as of September 30, 2008 (dollars in thousands):

Merchant Banking and Long-Term Investments

	September 30, 2008
	Number of Shares/Units	Cost/Adjusted Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities
Castlepoint Holdings, Ltd.	500,000	$4,650	$5,565
Grubb & Ellis Company(2)	473,116	1,277	1,277
Other merchant banking investments		182	200

Total merchant banking investments		$6,109	7,042

Residual interest in securitization			6,692
Other investments			1,514

Total long-term investments, at fair value			$15,248

Other long-term investments:
Merchant banking—non-marketable securities(1)
Asset Capital Corporation, Inc.(2)	948,766	$1,423	$1,423
Cohen Financial(2)	112,892	1,129	1,129
Cypress Sharpridge Investments, Inc.(2).	179,200	1,792	1,792
Ellington Financial LLC	1,938,750	36,449	36,449
FSI Realty Trust(2)	752,688	941	941
Muni Funding of America, LLC(2)	750,000	5,250	5,250
Star Asia Finance, Limited(2)	1,050,000	2,100	2,100
Thornburg Mortgage, Inc.(3)	N/A	5,043	5,043
Thunderbird Resorts, Inc.	1,194,743	10,000	10,000
Vintage Wine Trust, Inc.(2)	1,075,269	1,398	1,398
Other merchant banking investments(2)		975	975

Total merchant banking investments		$66,500	66,500

Preferred equity investment			2,500
Investment funds			20,136
Other investments			2,411

Total other long-term investments			$91,547

(1)	As of September 30, 2008, these shares cannot be traded in a public market (e.g., NYSE or NASDAQ) but may be sold in private transactions
(2)	Cost/adjusted basis reflects the effects of other-than-temporary impairment charges.
(3)	Represents an investment in senior subordinated debt and warrants.

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

As of September 30, 2008, the Company’s liabilities totaled $3.0 billion, which resulted in a leverage ratio (liabilities to shareholders’ equity) of 11 to 1. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements with several financial institutions and long term debentures issued through our taxable REIT subsidiary, FBR TRS Holdings. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.25%, mature in 25 to 28 years, and are redeemable, in whole or in part, without penalty, currently or within three years. As of September 30, 2008, we had $313.4 million of long-term corporate debt, and the weighted average interest rate on these securities was 5.47%.

Subsequent to September 30, 2008, consistent with the plan announced on October 23, 2008, the Company extinguished an additional $37.8 million of long term debt for a gain of $23.4 million and the Company further reduced its MBS portfolio by $1.1 billion at a net loss of $65.0 million, resulting in a net loss of $41.6 million after deducting the $23.4 million gain from the extinguishment of long term debt. The result of these transactions decreased the Company’s leverage ratio to approximately 5 to 1 on a pro-forma basis.

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

In the event that market conditions are such that we are unable to obtain financing for our investments in mortgage-backed securities in amounts and at interest rates consistent with our financing objectives, to the extent deemed appropriate, we may use cash to finance our investments or we may liquidate such investments. Accordingly, depending on market conditions, the Company may incur losses on any such sales of mortgage-backed securities.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings and short-term mortgage financing facilities (dollars in thousands):

	September 30, 2008		December 31, 2007
	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)
Outstanding balance	$2,374,715	—	$1,681,822	$62,555
Weighted-average rate	3.09%	—	5.00%	6.16%
Weighted-average term to maturity	20.8 days	NA	20.0 days	NA

(1)	Under these mortgage financing facilities, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the FINRA. Additionally, FBRIL, our U.K. broker-dealer, is registered with the FSA. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of September 30, 2008, FBR & Co. had total regulatory net capital of $60.7 million, which exceeded its required net capital of $3.9 million by $56.8 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Share Repurchases:

FBR Group Share Repurchases

In 2007, the Company’s Board of Directors authorized additional share repurchases in which the Company may repurchase up to 100 million shares of the Company’s Class A common stock. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group Long-Term Incentive Plan described previously. During 2007, the Company repurchased 23.6 million shares at a weighted average price of $4.64 per share for a total cost of $109.8 million. During the nine month period ended September 30, 2008, the Company had no share repurchases and had authority to repurchase 76.4 million shares.

FBR Capital Markets Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the FBR Capital Markets’ Board of Directors authorized a share repurchase program under which FBR Capital Markets could repurchase up to one million shares of the FBR Capital Markets’ outstanding shares of common stock. In October 2007, the FBR Capital Markets Board of Director’s authorized the repurchase of up to an additional five million shares of common stock. During the year ended December 31, 2007, FBR Capital Markets, in accordance with its share repurchase program, repurchased one million shares at a weighted average price of $13.01 per share for a total cost of $13.0 million. During the nine months ended September 30, 2008, FBR Capital Markets repurchased 21,700 shares at a total cost of $0.1 million and had the authority to repurchase 4,978,300 shares.

On October 6, 2008, the FBR Capital Markets’ Board of Directors approved an increase in the number of shares of the common stock that FBR Capital Market is authorized to repurchase to ten million shares for the FBR Capital Markets Long-Term Incentive Plan. Pursuant to the repurchase authority, subsequent to September 30, 2008, FBR Capital Markets repurchased a total of 6,711,136 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A—Global Strategy (“Passport”). The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share. After the repurchase from Passport, FBR Capital Markets has a remaining repurchase authority of 3,288.864 shares of common stock. Of the 6,565,405 shares of common stock repurchased by FBR Capital Markets, 1,500,000 shares may not be retired.

Dividends

During the nine month period ended September 30, 2008, no dividends were declared or paid. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. Although no dividends were declared or paid during the fourth quarter of 2007, the Company declared and paid the following dividends during the year ended December 31, 2007:

Declaration Date	Record Date	Payment Date	Dividends Per Share
September 17, 2007	September 28, 2007	October 31, 2007	$0.05
June 19, 2007	June 29, 2007	July 31, 2007	$0.05
March 21, 2007	March 30, 2007	April 30, 2007	$0.05

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations for the remaining quarter of 2008 and by fiscal year as of September 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt(1)	$—	$970	$970	$970	$—	$310,750	$313,660
Minimum rental and other contractual commitments	7,614	15,078	15,706	17,753	17,278	24,193	97,622
Capital commitments(2)	—	—	—	—	—	—	—

	$7,614	$16,048	$16,676	$18,723	$17,278	$334,943	$411,282

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through FBR TRS Holdings. Based on the weighted average interest rate of 5.47%, approximately $4.3 million accrued interest on the current outstanding principal will be paid for the quarter ending December 31, 2008. Interest on the $310.8 million of long-term debt floats based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate.
(2)	The table above excludes $3.0 million of uncalled capital commitments to various investment partnerships that may be called over the next ten years, as of September 30, 2008.

The Company also has repurchase agreement liabilities of $2.4 billion as of September 30, 2008. See Note 3 to the financial statements for further information.

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

Interest Rate Risk

Leveraged MBS

The Company is primarily subject to interest rate risk as a result of its principal investments. Through its principal investment activities, the Company invests in MBS and finances those investments with repurchase agreements, all of which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates by entering into interest rate swap and interest rate cap contracts. The counterparties to the Company’s derivative agreements at September 30, 2008 are U.S. and international financial institutions. The Company assesses and monitors the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at September 30, 2008.” Management’s estimate of change in value for mortgage loans and mortgage-backed securities are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. The estimated change in value of the MBS reflects an effective duration of 0.77 in a rising interest environment and 0.53 in a declining interest rate environment.

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

	Value at September 30, 2008
		100 Basis Point Increase in Interest Rates	Percent Change	100 Basis Point Decrease in Interest Rates	Percent Change
Assets
Mortgage-backed securities	$2,592,379	$2,572,347	(0.77)%	$2,606,156	0.53%
Derivative assets	6,767	14,880	119.89%	2,365	(65.05)%
Other	906,802	906,802	—	906,802	—

Total assets	$3,505,948	$3,494,029	(0.34)%	$3,515,323	0.27%

Liabilities
Repurchase agreements and commercial paper	$2,374,715	$2,374,715	—	$2,374,715	—
Derivative liabilities	3,788	(609)	(116.08)%	8,252	117.83%
Other	639,441	639,441	—	639,441	—

Total liabilities	3,017,944	3,013,547	(0.15)%	3,022,408	0.15%
Minority interest	219,907	219,907	—	219,907	—
Shareholders’ equity	268,097	260,575	(2.81)%	273,008	1.83%

Total liabilities and shareholders’ equity	$3,505,948	$3,494,029	(0.34)%	$3,515,323	0.27%

Book value per share	$1.77	$1.72	(2.81)%	$1.80	1.83%

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

While it is impossible to project exactly what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of September 30, 2008 (dollars in thousands, except per share amounts).

	Value at September 30, 2008
		10% Increase in Price	Percent Change	10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$8,556	$9,412	10.00%	$7,701	(10.00)%
Equity method investments	20,136	22,150	10.00%	18,122	(10.00)%
Trading securities-equities	15,039	16,543	10.00%	13,535	(10.00)%
Other	3,462,217	3,462,217	—	3,462,217	—

Total assets	$3,505,948	$3,510,322	0.12%	$3,501,575	(0.12)%

Liabilities	$3,017,944	$3,017,944	—	$3,017,944	—

Minority Interest	219,907	221,508	0.73%	218,306	(0.73)%

Shareholders’ Equity
Common stock	1,594	1,594	—	1,594	—
Paid-in-capital	1,485,482	1,485,482	—	1,485,482	—
Accumulated other comprehensive loss	(6,450)	(5,594)	(13.26)%	(7,305)	13.26%
Accumulated deficit	(1,212,529)	(1,210,610)	(0.16)%	(1,214,446)	0.16%

Total shareholders’ equity	268,097	270,870	1.03%	265,325	(1.03)%

Total liabilities and shareholders’ equity	$3,505,948	$3,510,322	0.12%	$3,501,575	(0.12)%

Book value per share	$1.77	$1.79	1.03%	$1.75	(1.03)%

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

As of the end of the period covered by this report on Form 10-Q, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, the Company conducted its mortgage banking activities through its taxable REIT subsidiary First NLC. As a result of continued deterioration of the non-prime mortgage markets, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result of the bankruptcy filing, all litigation against First NLC has been stayed. On the basis of the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel regarding the likelihood of piercing the corporate veil, the Company believes that it has no further obligations to First NLC and that First NLC’s creditors would not pierce the corporate veil between First NLC and the Company. However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and we cannot predict the outcome of the proceeding.

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

On September 26, 2008, the Company sued Lehman Brothers Inc. (Lehman) and the Securities Investor Protection Corporation (SIPC) in the Securities Investor Protection Act liquidation proceeding of Lehman before the United States Bankruptcy Court for the Southern District of New York. The Company sought the return of an agency mortgage security with a face amount of $250 million under a repurchase agreement maintained with Lehman. The lawsuit and the request for return of the security was part of the Company’s normal, ongoing management of its assets and capital and was necessitated by an inability to secure satisfactory responses from the various parties associated with the Lehman liquidation proceeding. As of October 16, 2008, the Company satisfactorily resolved the status of the security and dismissed the law suit against both Lehman and SIPC.

Item 1A.	Risk Factors

As of September 30, 2008, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Friedman, Billings, Ramsey Group, Inc.

By:	/S/ KURT R. HARRINGTON
Kurt R. Harrington Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Title

12.01	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.