Form 10-K
period 2008-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2009-03-16
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting equity held by nonaffiliates computed by reference to the price at which the registrant’s Class A common stock was last sold on June 30, 2008 was approximately $178 million. All shares of the registrant’s voting Class B common stock outstanding as of June 30, 2008 were held by affiliates of the registrant and have been excluded from this computation. In addition, all shares of Class A common stock beneficially owned on such date by the registrant’s directors, executive officers and each person who beneficially owned 10% or more of the registrant’s outstanding voting securities as of such date have been excluded from this computation. By doing so, the registrant does not admit that such persons are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

As of February 27, 2009, there were 147,836,686 shares of Class A common stock outstanding and 11,372,293 shares of Class B common stock outstanding.

Documents incorporated by reference: Portion’s of the registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2009) are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of growth, our principal investing activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

the factors identified in Part I, Item 1A under the caption entitled “Risk Factors” of this Annual Report on Form 10-K and the factors identified in Part I, Item 1A under the caption entitled “Risk Factors” of the FBR Capital Markets Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (referred to as the FBR Capital Markets 10-K);

•

the revocation of our status as a real estate investment trust (REIT) for federal income tax purposes effective as of January 1, 2009 and our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;

•

the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

•	mortgage loan modification programs and future legislative action;

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through an investment strategy focused on investing primarily in agency MBS, including collateralized mortgage obligations, on a leveraged basis;

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

•	current conditions in the residential mortgage market and further adverse developments in that market;

•	current economic conditions and further adverse developments in the overall economy;

•	potential risk attributable to our mortgage-related or merchant banking investment portfolios, including changes in fair value;

•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related investments;

•	changes in our investment, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	competition for investment opportunities, including competition from the United States Treasury Department for investments in agency-backed MBS;

•	competition for qualified personnel;

•	available technologies;

•	malfunctioning or failure in our operations and infrastructure;

•

the effect of government regulation and of general economic conditions on our business and FBR Capital Markets’ business and on the businesses in the industries on which FBR Capital Markets focuses and provides investment banking services;

•	fluctuating quarterly operating results;

•	our ability and FBR Capital Markets’ ability to retain key professionals;

•	risk from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to maintain effective internal controls;

•	changes in laws and regulations and industry practices that may adversely affect our businesses;

•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;

•	volatility of the securities markets;

•	the demand for public offerings of equity and debt securities underwritten by FBR Capital Markets;

•	activity in the secondary securities markets; and

•	deterioration in the business environment in the specific sectors of the economy in which FBR Capital Markets focuses or a decline in the market for securities of companies within these sectors;

We will not necessarily update the information presented or incorporated by reference in this Annual Report on Form 10-K if any of these forward looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Annual Report on Form 10-K. This entire Annual Report on Form 10-K, including the consolidated financial statements and the notes and any other documents incorporated by reference into this Annual Report on Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires or indicates, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “FBR,” and “FBR Group” refer to Friedman, Billings, Ramsey Group, Inc. and its consolidated subsidiaries, including FBR Capital Markets Corporation.

Our Company

Friedman, Billings, Ramsey Group, Inc. invests on a leveraged basis in residential mortgage-backed securities (MBS), either issued by a U.S. Government agency, or guaranteed as to principal and interest by U.S. Government agencies or U.S. Government-sponsored entities (agency-backed MBS). We also invest in both MBS issued by private organizations (private-label MBS) and net interest margin securities and we make merchant banking investments, subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act).

In addition to our principal investing business described above, as of December 31, 2008, we beneficially owned 57% of the outstanding shares of common stock of FBR Capital Markets Corporation (FBR Capital Markets), a publicly-traded holding company (NASDAQ: FBCM) for various subsidiaries that conduct capital markets (investment banking and institutional brokerage), asset management and merchant banking businesses. These subsidiaries include Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM) and FBR Fund Advisors, Inc. (FBR Fund Advisors). FBR Capital Markets is managed under the direction of its board of directors, a majority of whom are independent of both us and FBR Capital Markets. As a result of our ownership of a majority of the issued and outstanding shares of common stock of FBR Capital Markets, our financial statements reflect our proportionate interest in the results of operations of FBR Capital Markets and its subsidiaries.

We are a Virginia corporation and our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia, 22209.

Recent Developments

On October 23, 2008, we announced our plan to downsize the MBS portfolio in order to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of long-term debt. We also announced that we have retained financial advisors to evaluate strategic alternatives for the purpose of maximizing the value of our assets and liabilities including all of the trust preferred debt. Potential strategic alternatives include the sale of the Company or the assets or the distribution of the assets to shareholders. Consistent with this strategy, during the twelve months ended December 31, 2008, we extinguished approximately $65.8 million of long-term debt at a gain of approximately $39.1 million and disposed of approximately $1.6 billion of MBS from our MBS portfolio at a net loss of approximately $108.6 million. Subsequent to December 31, 2008 and through March 13, 2009, we extinguished an additional $201.7 million of long-term debt at a gain of approximately $131.5 million and disposed of an additional $56.1 million of MBS from our MBS portfolio at a loss of $1.1 million, substantially completing the current phase of our strategy announced on October 23, 2008. In addition, FBR Capital Markets also liquidated its remaining MBS portfolio of $454.3 million and related interest rate caps and repurchase agreements, recognizing an aggregate net investment loss of $1.0 million. We also liquidated $550.0 million of U.S. Treasury bonds and extinguished related repurchase agreement borrowings, recognizing no gain or loss from the transaction.

On February 23, 2009, we announced that we have begun doing business under the name “Arlington Asset Investment Corporation” and that we will seek shareholder approval at our next annual meeting of shareholders of a proposal to amend our charter to change our corporate name from “Friedman, Billings, Ramsey Group, Inc.” to “Arlington Asset Investment Corporation.” The Company had notified the New York Stock Exchange (NYSE) of the name change and received the approval from the NYSE to change the ticker symbol to “AI” from “FBR” on February 24, 2009. The Company will issue a press release when the symbol change becomes effective.

We have elected to revoke our status as a REIT effective as of January 1, 2009, in part to use the net operating loss (NOL) carry-forwards and net capital loss (NCL) carry-forwards incurred at the parent company level to offset the taxable income of our former taxable REIT subsidiaries (TRSs). At December 31, 2008, we had $391.1 million of NOL carry-forwards and $521.1 million of NCL carry-forwards. Additionally, at December 31, 2008, our former wholly-owned TRSs had $52.0 million of NOL carry-forwards and no NCL carry-forwards. Our NCL carry-forwards and NOL carry-forwards will begin to expire in 2011 and 2027, respectively (see Note 9 to our consolidated financial statements). As a result of the taxable income recognized from the extinguishment of a portion of our former TRSs’ long-term debt during the first quarter of 2009 (described above), we anticipate that the taxable income of our former TRSs during the 2009 taxable year will exceed their NOL carry-forwards and current deductions. We could not use the NOL carry-forwards incurred at the parent level to offset the anticipated taxable income of our former TRSs unless we revoked or terminated our status as a REIT. Even though revoking our REIT status will allow us to use parent-level NOL carry-forwards against our former TRSs’ taxable income, we will still have at least some tax liability for 2009 and subsequent years that is attributable to federal alternative minimum tax and state taxes.

In addition, revoking our REIT status frees us from the income, asset, distribution, and stock ownership requirements applicable to REITs, which will provide us with more flexibility in executing our business strategy. Specifically, because we are no longer required to derive a significant portion of our income from mortgage or other real estate related investments, we will have greater flexibility to invest in other types of assets as part of our principal investing activity, subject to maintaining compliance with our exclusion from regulation as an investment company under the 1940 Act. In addition, because we will no longer be subject to the REIT distribution requirement, we will have greater flexibility to retain our earnings to fund future growth. Accordingly, based on the foregoing, our Board of Directors determined that it was in the best interests of our shareholders to revoke our status as a REIT effective as of January 1, 2009.

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

Our website address is http://www.fbr.com. This website address will be changed to www.arlingtonasset.com in the near future in connection with our name change. We make available free of charge through our website this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as the annual report to shareholders and Section 16 reports on Forms 3, 4 and 5 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Articles of Incorporation, Bylaws, Statement of Business Principles (our code of ethics), Corporate Governance Guidelines, and the charters of our Audit, Compensation, Nominating and Governance and Risk Policy and Compliance Committees are available on our website and are available in print, without charge, to any shareholder upon written request in writing c/o our Secretary at 1001 Nineteenth Street North, Arlington, Virginia 22209. Information on our website should not be deemed to be a part of this report or incorporated into any other filings we make with the SEC.

Employees

As of December 31, 2008, we had 579 employees, of which 568 were employed by FBR Capital Markets and its subsidiaries. Our employees are not subject to any collective bargaining agreement and we believe that we have excellent relations with our employees.

Financial Information by Segment

Prior to 2008, we operated for management reporting purposes in four business segments: principal investing, capital markets, asset management and mortgage banking. In January 2008, First NLC Financial Services, LLC (First NLC), our historic mortgage origination subsidiary, which we acquired in 2005, filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and later converted to a proceeding under Chapter 7 of the United States Bankruptcy Code, and we deconsolidated First NLC for financial reporting purposes. Since the deconsolidation of First NLC in the beginning of 2008, we have used the cost method of accounting to reflect our investment in First NLC. In the second quarter of 2006, we contributed our capital markets and asset management businesses to FBR Capital Markets. As a result of our passive, majority investment in FBR Capital Markets, we have continued to reflect our proportionate interest in FBR Capital Markets’ capital markets, asset management and principal investing businesses in our reportable segments.

Financial information concerning our Company as of December 31, 2008 and 2007 and for the fiscal years ended December 31, 2008, 2007 and 2006, including the amount of net revenues contributed by each segment in such periods, is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Annual Report on Form 10-K. Information with respect to our operations by business segment is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” in Part II, Item 7, of this Annual Report on Form 10-K and in Note 17 to our consolidated financial statements in Part II, Item 8, of this Annual Report on Form 10-K.

Our Principal Investing Business

As of December 31, 2008, the majority of our principal investing activity consists of investing in U.S. Treasury bonds, agency-backed MBS and other mortgage assets, on a leveraged basis. We also invest in merchant banking opportunities, including investments in equity securities, mezzanine debt and senior loans. We constantly evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. We continuously evaluate investment opportunities against the returns available in each of our investment alternatives and attempt to allocate our assets and capital with an emphasis toward what we believe to be the highest risk-adjusted return available. This strategy will cause us to have different allocations of capital in different environments.

We may change our mortgage investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investments or hedges that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate, and real estate market fluctuations. A change in our asset allocation could result in us making investments in instrument categories different from those described in this Annual Report on Form 10-K. Our Board of Directors determines our operational policies and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our shareholders.

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. Additionally, our access to funds held by FBR Capital Markets and its subsidiaries is subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors. We cannot guarantee that we will be able to access these funds. Regulatory requirements applicable to FBR Capital Markets’ broker-dealer subsidiaries could also limit our ability to access funds held by FBR Capital Markets and its subsidiaries. We cannot guarantee that we will be able to access funds from our subsidiaries to meet our obligations as they come due. If we cannot obtain funding from third parties or from our subsidiaries, our results of operations could be negatively impacted.

Our MBS Portfolio—Investment Strategy

Consistent with the plan announced on October 23, 2008, we downsized our MBS portfolio in order to reduce exposure to deteriorating market conditions and to generate cash to fund the extinguishment of our long-term debt. As a result, through December 31, 2008, we liquidated $1.6 billion in MBS at a loss of $108.6 million in connection with the strategy announced on October 23, 2008. As of December 31, 2008, the fair value of our MBS portfolio was $594.3 million. The net yield on our MBS for the fourth quarter of 2008 was 3.90%, with a corresponding cost of funds of 2.85%.

The following table summarizes our portfolio of MBS (including principal receivable) by issuer as of December 31, 2008:

	Face Amount	Fair Value
	(dollars in thousands)
Agency-backed MBS	$535,909	$528,408
Private-label MBS	188,493	65,886

Total	$724,402	$594,294

We invest directly in residential MBS guaranteed as to principal and interest by Fannie Mae, Freddie Mac or Ginnie Mae (referred to as agency-backed MBS). The market value of these securities, however, is not guaranteed by these companies. The following is a description of the agency-backed MBS in which we invest:

•

Fannie Mae MBS. Federal National Mortgage Association, better known as “Fannie Mae,” is a privately owned, federally chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received by Fannie Mae. On September 6, 2008, the Federal Housing Finance Agency, or FHFA, placed Fannie Mae into conservatorship and appointed FHFA as the conservator. As the conservator of Fannie Mae, the FHFA now controls and directs the operations of Fannie Mae and may (i) take over the assets of and operate Fannie with all the powers of the shareholders, the directors, and the officers of Fannie Mae and conduct all business of Fannie Mae; (ii) collect all obligations and money due to Fannie Mae; (iii) perform all functions of Fannie Mae which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In the event the conservator were to repudiate Fannie Mae’s guarantee obligations, the ability of holders of Fannie Mae certificates to enforce the guarantee obligation would be limited to actual direct compensatory damages. The rights of holders of Fannie Mae certificates to bring proceedings against the U.S. Treasury are limited if Fannie Mae fails to pay under its guarantee. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States. If Fannie Mae were unable to satisfy its obligations, distributions to holders of Fannie Mae certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Fannie Mae. The securities issued by Fannie Mae have an implied “AAA” rating.

•

Freddie Mac MBS. Federal Home Loan Mortgage Corporation, better known as “Freddie Mac,” is a privately owned government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac’s principal activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed MBS. Freddie Mac guarantees to holders of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans. On September 6, 2008, the Federal Housing Finance Agency, or FHFA, placed Freddie Mac into conservatorship and appointed FHFA as the conservator. As the conservator of Freddie Mac, the FHFA now controls and directs the operations of Freddie Mac and may (i) take over the assets of and operate Freddie Mac with all the powers of the shareholders, the directors, and the officers of Freddie Mac and conduct all business of Freddie Mac; (ii) collect all obligations and money due to Freddie Mac; (iii) perform all functions of Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In the event the conservator were to repudiate Freddie Mac’s guarantee obligations, the ability of holders of Freddie Mac certificates to enforce the guarantee obligation would be limited to actual direct compensatory damages. The rights of holders of Freddie Mac certificates to bring proceedings against the U.S. Treasury are limited if Freddie Mac fails to pay under its guarantee. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States. If Freddie Mac were unable to satisfy these obligations, distributions to holders of Freddie Mac certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Freddie Mac certificates. The securities issued by Freddie Mac have an implied “AAA” rating.

•

Ginnie Mae MBS. Government National Mortgage Association, better known as “Ginnie Mae,” is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development. Title III of the National Housing Act of 1934 (the Housing Act) authorizes Ginnie Mae to guarantee the timely payment of principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration under the Housing Act or partially guaranteed by the Veteran’s Administration under the Servicemen’s Readjustment Act of 1944 and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that “the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty under this subsection.” An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that under section 306(g) of the Housing Act, Ginnie Mae certificates of the type that we may purchase are authorized to be made by Ginnie Mae and “would constitute general obligations of the United States backed by its full faith and credit.”

As of December 31, 2008, we held approximately $188.5 million of private-label MBS having an estimated fair value of approximately $65.9 million. Private-label MBS are MBS that are not issued by a U.S. Government agency or a U.S. Government-sponsored entity, such as Fannie Mae, Freddie Mac or Ginnie Mae and that are backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. While agency-backed MBS are backed by the express obligation or guarantee of Fannie Mae, Freddie Mae, or Ginnie Mae as described above, private-label MBS are generally covered by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, over-

collateralization and subordination. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated MBS to allocate losses on the underlying mortgage loans. Typically, one or more classes of senior MBS are created which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more subordinated MBS that bear losses on the underlying mortgage loans prior to the classes of senior MBS.

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

We manage our portfolio of mortgage investments to provide a high risk-adjusted return on capital. Our principal investment strategy is to invest predominantly in adjustable-rate, agency-backed MBS of varying initial fixed periods and to finance these investments with short-term borrowings (generally 30 to 90 days). From time to time, we may invest in fixed-rate, agency-backed MBS financed with short-term borrowings. Although the coupon on adjustable-rate MBS will change over time, there are aspects of the security that result in the coupon being fixed for a period of time or the change in the coupon being limited. A significant portion of the adjustable-rate MBS are backed by mortgages that have fixed coupons for three to five years before adjusting annually thereafter (these types of securities are referred to as hybrid adjustable rate MBS). The initial fixed period results in the MBS having a longer duration than the short-term borrowings financing these investments. In addition, adjustable-rate mortgage loans typically have caps and floors that limit the maximum amount by which the mortgage coupon may be increased or decreased at periodic intervals or over the life of the security. To the extent that interest rates rise faster than mortgage rates are allowed to increase based on the interest rate caps, the change in the mortgage coupon may not fully offset increases in our funding costs.

Our MBS Portfolio—Use of Leverage

Because of the interest rate risk inherent in our investment strategy, we closely monitor the leverage (debt-to-equity ratio) of our agency-backed MBS portfolio. However, from time to time, the leverage may increase or decrease due to changes in the value of the underlying portfolio investments and the timing and amount of re-investments.

We may reduce the amount of equity capital we have invested in agency-backed MBS or other mortgage assets, by funding a portion of those investments with repurchase agreements, commercial paper, to the extent commercial paper is available on favorable terms or at all, or other borrowing arrangements. To the extent that revenue derived from those assets exceeds our interest expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from our MBS and other mortgage assets does not sufficiently cover the interest expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds. Current conditions in the credit markets may make it impracticable for us to obtain short-term commercial paper financing for our agency-backed MBS portfolio.

Our MBS Portfolio—Hedging and Interest Rate Risk Management Strategy

We follow an interest rate risk management program intended to protect our MBS portfolio against the effects of major interest rate changes. Generally, our interest rate risk management program is formulated with the intent to ameliorate the potential adverse effects resulting from differences in the amount and timing of rate adjustment to our assets versus those affecting our corresponding liability. Our agency-backed MBS hedging strategy includes an element of reliance on coupon repricing of assets in addition to hedging our liability cost.

Additionally, our interest rate risk management program may encompass from time to time a number of procedures, including the following:

•

structuring some borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond to the interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate MBS and other mortgage assets; and

•

structuring some borrowing agreements relating to adjustable-rate MBS and other mortgage assets to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year).

We adjust the average maturity adjustment periods of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, we attempt to minimize the differences between the interest rate adjustment periods of our MBS and other mortgage assets and related borrowings that may occur.

We purchase from time-to-time interest rate swaps, interest rate collars, interest rate caps or floors, and similar financial instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the yield on our assets during a period of rising interest rates or to mitigate prepayment risk. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. Certain of our interest rate management activities qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (SFAS 133). We report the derivative financial instruments and any related margin accounts on our consolidated balance sheets at their fair value. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that the cost of hedging exceeds the level of risk that management believes is present.

We seek to build a balance sheet and undertake an interest rate risk management program which is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potential environments. Our interest rate risk management strategies also provide support for our leverage strategies. In determining our target leverage, we monitor, among other things, our “duration.” This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our MBS and other mortgage assets and liabilities. See additional discussion of interest rate risk relative to our leveraged portfolio of MBS and other mortgage assets included in “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of this Annual Report on Form 10-K. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Our MBS Portfolio—Prepayment Risk Management

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

Our Other Principal Investing Activities—Our Merchant Banking Portfolio

Our merchant banking investment strategy has been to invest in companies that compete in industries where we have investment expertise and a contextual understanding of industry dynamics. We rely on the investment banking group of Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), which is the principal broker-dealer subsidiary of FBR Capital Markets, to provide us with potential merchant banking investment opportunities. Our merchant banking investment decisions are primarily based on a fundamental value-oriented approach. Almost all of our investments are in companies that are also investment banking clients of our affiliate. We are long-term investors but do not seek to control the companies in which we invest. In most cases, we intend to hold our merchant banking investments for greater than six months. Because of our broker-dealer affiliation, many of our investments in companies that are our investment banking clients are subject to lock-up restrictions which limit our ability to sell securities for a period of time.

Subject to maintaining our exclusion from regulation as an investment company under the Investment Company Act, we make merchant banking investments from time to time, primarily in equity securities of companies underwritten or privately placed by FBR Capital Markets’ broker-dealer subsidiaries. We follow a fundamental value-oriented investment approach and focus on the intrinsic value of the underlying business. We also consider factors such as strength of management, liquidity of the investment and prices of similar or comparable securities and/or companies.

As of December 31, 2008, we had invested in equity securities of various publicly-traded and privately-held companies having an estimated fair value of $40.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Investing—Merchant Banking” in Part II, Item 7, of this Annual Report on Form 10-K.

Although our merchant banking investments have focused primarily on equities, we evaluate and from time to time and may invest in short to medium-term mezzanine and senior loans that may have a higher risk credit profile and yield higher returns than the typical senior loan made by a commercial bank or other traditional lending institution. In addition to the above considerations for an equity investment, we also consider the structural characteristics of mezzanine or senior loan investments. These loans may or may not be secured, may or may not be subordinated, have a variety of repayment structures and sources and typically compensate for the higher risk profile through higher interest rates rather than equity features.

We evaluate our merchant banking portfolio to recognize as other-than-temporary impairment the amounts by which the fair value of certain of our merchant banking investments were below their respective cost bases. In 2008, we recognized a $39.0 million non-cash write-down of equity positions in our merchant banking portfolio, reflecting general market conditions.

FBR Capital Markets

As a result of our ownership of a majority of the issued and outstanding shares of common stock of FBR Capital Markets, our financial statements reflect the consolidated results of all of FBR Capital Markets’ operations. For more information regarding FBR Capital Markets’ businesses, please refer to the information under the headings “Business” (Part I, Item 1), which is incorporated by reference herein, and “Risk Factors” (Part I, Item 1A) in the FBR Capital Markets Form 10-K, also is incorporated by reference herein. You may obtain a copy of the FBR Capital Markets Annual Report on Form 10-K for the year ended December 31, 2008 from the SEC’s website (http://www.sec.gov) and from the FBR Capital Markets’ website (http://www.fbrcapitalmarkets.com). Information on or connected to the FBR Capital Markets’ website is not a part of or incorporated by reference in this Annual Report on Form 10-K unless otherwise expressly provided herein.

Capital Markets Business

FBR Capital Markets’ capital markets business, which is conducted by FBR Capital Markets’ investment banking and institutional brokerage (sales and trading and research) professionals through FBR & Co., and FBRIL, FBR Capital Markets’ broker-dealer subsidiaries. These professionals provide investment banking services, including capital raising and financial advisory services, and institutional brokerage services including sales and trading and research services, to our institutional clients across our core industry sectors.

FBR Capital Markets provides capital raising services in industry specific investment banking teams that operate across the following core industry sectors: consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate and technology, media, and telecommunications (TMT), and these teams work closely with FBR Capital Markets’ mergers and acquisitions (M&A) investment banking group in connection with the delivery of financial advisory services. FBR Capital Markets also has a financial sponsors investment banking group that works closely with our industry-focused investment banking teams to deliver a full array of investment banking products and solutions to the private equity community and their portfolio companies.

Through its institutional brokerage professionals, FBR Capital Markets provides research and institutional sales and trading services to equity and high-yield investors in North America, Europe and elsewhere. FBR Capital Markets executes securities transactions for institutional investors such as mutual funds, insurance companies, hedge funds, banks, money managers and pension and profit-sharing plans. FBR Capital Markets institutional brokerage professionals provide trade execution and sales and trading services to a diverse institutional client base of more than 1,900 institutional investor accounts as of December 31, 2008.

Both we and FBR Capital Markets understand the importance of research and the role it plays in the institutional brokerage process, particularly for accounts that do not maintain a large in-house research team. As of December 31, 2008, FBR Capital Markets’ research analysts performed independent research on over 375 companies to help its clients understand the dynamics that drive the sectors and companies they cover.

Asset Management Business

As of December 31, 2008, FBR Capital Markets had approximately $1.4 billion in assets under management. At December 31, 2008, FBR Capital Markets managed client assets in excess of $1.2 billion through its traditional asset class equity and specialty mutual fund product lines as well as its money market fund.

FBR Capital Markets also manages hedge funds, including funds of funds, as well as private equity and venture capital funds. FBR Capital Markets, through its investment adviser subsidiary, FBRIM, has dedicated sales, compliance, investor relations and accounting personnel for its alternative asset management platform in addition to the supervisory and risk management personnel provided by FBR Capital Markets. In addition, FBR

Capital Markets provides comprehensive private wealth management services to high net worth individuals, families and foundations through FBRIM’s Private Wealth group.

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

Competition

Our success depends, in large part, on our ability to acquire MBS and other mortgage-related assets at favorable spreads over our borrowing costs. In acquiring these assets, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous mortgage REITs with similar asset acquisition objectives and others may be organized in the future. FBR Capital Markets may provide investment banking and financial advisory services to these mortgage REITs. The effect of the existence of additional mortgage REITs may be to increase competition for the available supply of agency-backed MBS, including CMOs, and other mortgage-related assets suitable for purchase by us. Moreover, the U.S. Treasury announced a program to purchase Fannie Mae-guaranteed and Freddie Mac-guaranteed agency-backed MBS in the open market pursuant to a congressional authority that expires December 31, 2009. The size and timing of the purchases are in the discretion of the U.S. Treasury Secretary and will be based on developments in the capital markets and housing markets. In addition, on November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $500.0 billion in mortgage-backed securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. The purchases began in early January 2009. One of the effects of these programs has been, and may continue to be, to increase the price of agency-backed MBS and thereby decrease our net interest margin with respect to any agency securities we buy in the future. In addition, competition is also intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals. For a further discussion of the competitive factors affecting our business, see “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K.

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

•

Regulatory risk. Regulatory risk is the risk of loss, including fines, penalties or restrictions in our activities from failing to comply with federal, state or local laws, rules and regulations pertaining to financial services activities, including the loss of our exclusion from regulation as an investment company under the 1940 Act.

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

Our Tax Status

We have elected to revoke our status as a REIT effective as of January 1, 2009, in part to use the NOL carry-forwards and NCL carry-forwards incurred at the parent company level to offset the taxable income of our former TRSs. At December 31, 2008, we had $391.1 million of NOL carry-forwards and $521.1 million of NCL carry-forwards. Additionally, at December 31, 2008, our former wholly-owned TRSs had $52.0 million of NOL carry-forwards and no NCL carry-forwards. Our NCL carry-forwards and NOL carry-forwards will begin to expire in 2011 and 2027, respectively (see Note 9 to our consolidated financial statements). As a result of the taxable income recognized from the extinguishment of a portion of our former TRSs’ long-term debt during the first quarter of 2009, we anticipate that the taxable income of our former TRSs during the 2009 taxable year will exceed their NOL carry-forwards and current deductions. We could not use the NOL carry-forwards incurred at the parent level to offset the anticipated taxable income of our former TRSs unless we revoked or terminated our status as a REIT. Even though revoking our REIT status will allow us to use parent-level NOL carry-forwards against our former TRSs’ taxable income, we will still have at least some tax liability for 2009 and subsequent years that is attributable to federal alternative minimum tax and state taxes.

In addition, revoking our REIT status frees us from the income, asset, distribution, and stock ownership requirements applicable to REITs, which will provide us with more flexibility in executing our business strategy. Specifically, because we are no longer required to derive a significant portion of our income from mortgage or other real estate related investments, we will have greater flexibility to invest in other types of assets as part of our principal investing activity, subject to maintaining compliance with our exclusion from regulation as an investment company under the 1940 Act. In addition, because we will no longer be subject to the REIT distribution requirement, we will have greater flexibility to retain our earnings to fund future growth. Accordingly, based on the foregoing, our Board of Directors determined that it was in the best interests of our shareholders to revoke our status as a REIT effective as of January 1, 2009.

As a REIT, we historically were not subject to corporate income tax to the extent we currently distributed our taxable income to our shareholders. However, our former TRSs were subject to corporate income tax on their income. As a result of revoking our REIT status, we will be subject to corporate income tax on our taxable income and gains that are not offset by our NOL and NCL carry-forwards. Moreover, because the restrictions in our articles of incorporation on owning more than 9.9% of our stock no longer apply, we may be more likely to experience an “ownership change” under sections 382 and 383 of the Internal Revenue Code, which could severely limit our ability to utilize our remaining NOL and NCL carry-forwards against our future taxable income. Finally, we are prohibited from again electing to be taxed as a REIT until 2014.

Our Exclusion from Regulation as an Investment Company

We intend to operate so as to be excluded from regulation under the 1940 Act. Historically, we have relied on Section 3(c)(5)(C) of the 1940 Act, which provides an exclusion for entities that are “primarily engaged in purchasing or otherwise acquiring . . . interests in real estate.” In 2008, in response to deteriorating market conditions, we began to decrease our real estate–related investments. As a result, we now rely on the exclusion provided by Section 3(a)(1)(C) of the 1940 Act. This provision requires that we neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and not own or propose to acquire “investment securities” having a value exceeding 40% of the value of our total assets on an unconsolidated basis. For purposes of the 1940 Act, the term “investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Accordingly, we need to ensure that no more than 40% of our assets, on an unconsolidated basis, excluding cash and government securities, consist of investment securities, or the 40% test.

We are a holding company that conducts our business through wholly-owned and majority-owned subsidiaries, including FBR Capital Markets. FBR Capital Markets also relies on the 40% test in order to be excluded from regulation under the 1940 Act. Because FBR Capital Markets is a majority-owned subsidiary and is not relying on Section 3(c)(1) or Section 3(c)(7) for its exemption, our interests in this subsidiary are not investment securities. We will need to ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries qualifies for such an exclusion or exemption. We intend to maintain our exclusion by monitoring the value of our interests in our subsidiaries. We may not be successful in this regard.

If we fail to maintain our exclusion and another exclusion or exemption is not available, we may be required to register as an investment company, or we may be required to acquire or dispose of assets in order to meet our exemption. Any such asset acquisitions or dispositions may include assets that we would not acquire or dispose of in the ordinary course of business, may be at unfavorable prices and result in a decline in the price of our common stock. If we are required to register under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies and result in a decline in the price of our common stock.

ITEM 1A.	RISK FACTORS

Investing in our company involves various risks, including the risk that you might lose your entire investment. Our results of operations depend upon many factors including our ability to implement our business strategy, the availability of opportunities to acquire assets, the level and volatility of interest rates, the cost and availability of short- and long-term credit, financial market conditions, and general economic conditions.

The following discussion concerns some of the risks associated with our business. These risks are interrelated, and you should treat them as a whole. Additional risks and uncertainties not presently known to us, may also materially and adversely affect the value of our common stock and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, including these risk factors and elsewhere, you should carefully review the section entitled “Cautionary Statement About Forward-Looking Information.”

In addition to the risk factors discussed below, you should carefully review the information discussed under the heading “Risk Factors” (Part I, Item 1A) of the FBR Capital Markets Annual Report on Form 10-K for the year ended December 31, 2008. Those risk factors are incorporated by reference herein.

Risks Related to Adverse Market Conditions

In general, changes in market conditions could further adversely and materially affect our businesses and the value of our common stock could be negatively impacted.

Risk is an inherent part of our business. Our businesses, by their nature, do not produce predictable earnings, and our business and FBR Capital Markets’ business are materially affected by conditions in the global financial markets and economic conditions generally. In the past twelve months, these conditions have changed suddenly and negatively and may continue to change adversely in 2009 and future periods.

Since mid-2007, and particularly during the second half of 2008, and continuing in 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline in asset values.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under bilateral derivatives and other contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. Banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The markets for securitized debt offerings backed by mortgages, loans, credit card receivables and other assets have for the most part been closed.

In 2008, and continuing in 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

The ongoing liquidity crisis and the loss of confidence in financial institutions has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. While the numerous steps taken by governments, regulators and central banks have helped reduce these funding costs somewhat and increased our access to traditional and new sources of liquidity, increases in funding costs and limitations on our access to liquidity have negatively impacted our earnings and our ability to engage in certain activities.

In the event of further adverse changes in market conditions, such as interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, our businesses could be adversely affected in many ways.

Our cash flows may decline as a result of adverse market conditions.

As of the end of 2008, business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. Overall declines in asset values, the lack of liquidity, general uncertainty about economic and market activities and a lack of consumer, investor and CEO confidence have negatively impacted our business. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors. Overall, during fiscal 2008, the business environment has been extremely adverse and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

Our business has been and may continue to be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have adversely affected our ability to borrow on a secured and unsecured basis and may continue to do so. We fund ourselves on an unsecured basis by issuing commercial paper, to the extent the commercial paper market is available to us, promissory notes and long-term debt, or by obtaining bank loans or lines of credit. We seek to finance many of our assets, including our less liquid assets, on a secured basis, including by entering into repurchase agreements. Disruptions in the credit markets make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and taking principal positions, including market making. In addition, we may incur significant unrealized gains or losses due solely to changes in our credit spreads or those of third parties, as these changes may affect the fair value of our derivative instruments and the debt securities that we hold or issue.

General Risks Related to our Business

We are currently not in compliance with the continued listing requirements of the NYSE, and we may not be successful in reestablishing our compliance.

We are currently not in compliance with certain of the NYSE continued listing requirements, including the requirement that the stock price maintain a 30-day moving average of $1.00 per share. The NYSE has granted us an opportunity to cure our non-compliance with the continued listing requirements, and we are endeavoring to cure the non-compliance. Our efforts to cure the non-compliance may include, among other actions, effecting a reverse stock split, which would require the approval of our shareholders. We cannot guarantee that we will be successful in curing the non-compliance during the allotted cure period. If we are not able to cure the non-compliance during the allotted cure period, we may be forced to de-list our Class A common stock from the NYSE. If that were to occur, we may list our Class A common stock on another alternative securities exchange or other trading venue.

The voting power of our principal shareholders and other executive officers, directors and nominees may result in corporate action with which you do not agree and may discourage third party acquisitions of our company and prevent our shareholders from receiving any premium above market price for their shares.

Eric F. Billings has significant influence over our operations through his ownership of our common stock, which, as of February 27, 2009, represents approximately 15.5% of the total voting power of our common stock. In addition, Mr. Billings serves as Chairman of our Board of Directors and as our Chief Executive Officer. Mr. Billings also serves as a member of the board of directors and as Chairman of FBR Capital Markets. As of February 27, 2009, Mr. Billings and all of our other executive officers, directors and nominees, as a group, control approximately 18.7% of our total voting power. The extent of the influence that Mr. Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Mr. Billings.

The trading prices of our Class A common stock may be adversely affected by factors outside of our control.

Any negative changes in the public’s perception of the prospects for our business or the types of assets in which we invest, could depress our stock price regardless of our results. The following factors could contribute to the volatility of the price of our Class A common stock:

•	actual or unanticipated variations in our quarterly results;

•	changes in our financial estimates by securities analysts;

•	conditions or trends affecting companies that make investments similar to ours or that provide services similar to FBR Capital Markets and its subsidiaries;

•

changes in interest rate environments and the mortgage market that cause our borrowing costs to increase, our reported yields on our MBS portfolio to decrease or that cause the value of our MBS portfolio to decrease;

•	changes in the market valuations of the securities in our MBS portfolio and in our merchant banking and other principal investments;

•	negative changes in the public’s perception of the prospects of investment or financial services companies;

•	changes in the regulatory environment in which our business operates;

•	general economic conditions such as a recession, or interest rate or currency rate fluctuations;

•	negative changes in the public’s perception as a result of our intention to terminate our status as a REIT in 2009 (effective as of January 1, 2009); and

•	additions or departures of our key personnel.

Many of these factors are beyond our control.

We may experience significant fluctuations in quarterly operating results.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors which are beyond our control. As a result, we may fail to meet profitability or dividend expectations, if our board of directors elects to resume payment of a cash dividend in the future, which may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends to our stockholders.

We did not pay any cash dividends during 2008, and we cannot assure you that we will be able to pay dividends in the future.

Our Board of Directors did not authorize the payment of any cash dividends to our shareholders during 2008. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future, but there can be no assurances as to when it will do so, if ever. As a result of the revocation of our REIT status effective as of January 1, 2009, we may retain any available funds and future earnings to fund the development and growth of our business.

Loss of our exclusion from regulation as an investment company under the 1940 Act would adversely affect us and reduce the market price of our shares.

To avoid regulation under the 1940 Act, we rely on Section 3(a)(1)(C) for our exclusion from the registration requirements of the 1940 Act. This provision requires that we neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and not own or propose to acquire “investment securities” having a value exceeding 40% of the value of our total assets on an unconsolidated basis. For purposes of the 1940 Act, the term “investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Accordingly, we need to ensure that no more than 40% of our assets, on an unconsolidated basis, excluding cash and government securities, consist of investment securities for purposes of the 40% test.

We are a holding company that conducts our business through wholly-owned and majority-owned subsidiaries, including FBR Capital Markets. FBR Capital Markets also relies on the 40% test in order to be excluded from regulation under the 1940 Act. Because FBR Capital Markets is a majority-owned subsidiary and is not relying on Section 3(c)(1) or Section 3(c)(7) for its exemption, our interests in this subsidiary are not investment securities. We will need to ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries qualifies for such an exclusion or exemption. We intend to maintain our exclusion by monitoring the value of interests in our subsidiaries. We may not be successful in this regard.

If we fail to maintain our exclusion and another exclusion or exemption is not available, we may be required to register as an investment company, or we may be required to acquire or dispose of assets in order to meet our exemption. Any such asset acquisitions or dispositions may include assets that we would not acquire or dispose of in the ordinary course of business, may be at unfavorable prices and result in a decline in the price of our common stock. If we are required to register under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies and result in a decline in the price of our common stock.

We face intense competition for personnel which could adversely affect our business and in turn negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

We are dependent on highly skilled, and often highly specialized, individuals we employ. Retention of specialists to manage our MBS portfolio and our merchant banking and other principal investments are particularly important to our prospects. Competition for the recruiting and retention of employees may increase elements of our compensation costs. We cannot assure you that we will be able to recruit and hire a sufficient number of new employees with the desired qualifications in a timely manner. We regularly review our compensation policies, including stock incentives. Nonetheless, our incentives may be insufficient to recruit and retain our employees. Increased compensation costs could adversely affect the amount of cash available for distribution to shareholders and our failure to recruit and retain qualified employees could materially and adversely affect our future operating results.

We are dependent on a small number of key senior professionals and loss of the professionals could adversely affect our results and may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends.

We generally do not have employment agreements with our senior officers and other key professionals. The loss of the members of our senior management and other key professionals could materially and adversely affect our operating results. We cannot guarantee that we will continue to have access to members of our senior management team or other key professionals.

We are highly dependent on systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems, including systems provided by our clearing brokers and by and for other third parties. Any failure or interruption of our systems, the systems of our clearing brokers, or third-party trading or information systems could cause delays or other problems in our securities trading activities, including MBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

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

Risks Related to our Principal Investing Activities

Continued adverse developments in the residential mortgage market may adversely affect the value of our agency securities and our ability to borrow against our agency security assets.

During the past year, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that may adversely affect the performance and market value of the mortgage securities in which we invest. Securities backed by residential mortgage loans originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of MBS may not be performing as expected. Many MBS have been downgraded by the rating agencies during the past year and the rating agencies may in the future downgrade MBS. As a result, the market for these securities may be adversely affected for a significant period of time.

The increase in delinquencies described above has not been limited to “subprime” mortgage loans, which are made to borrowers with impaired credit. The increase in delinquencies has also affected “Alt-A” mortgage loans, which are made to borrowers with limited documentation, and also “prime” mortgage loans, which are made to borrowers with excellent credit who provide full documentation.

During the past year, housing prices and appraisal values in many states have declined or stopped appreciating, after extended periods of significant appreciation. A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, particularly with respect to second homes and investor properties and with respect to any residential mortgage loans whose aggregate loan amounts (including any subordinate liens) are close to or greater than the related property values.

Another factor that may in the future contribute to higher delinquency rates is the potential increase in monthly payments on adjustable rate mortgage loans. Borrowers with adjustable rate mortgage loans may be exposed to increased monthly payments if the related mortgage interest rate adjusts upward from the initial fixed rate or a low introductory rate, as applicable, in effect during the initial period of the mortgage loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed rate period, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans and an increase in default on their obligations.

Current market conditions may impair borrowers’ ability to refinance or sell their properties, which may contribute to higher delinquency and default rates. Borrowers seeking to avoid increased monthly payments by refinancing may no longer be able to find available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance. Borrowers who intended to sell their homes or refinance their existing mortgage loans on or before the expiration of the fixed rate periods on their mortgage loans may find that they cannot sell their property for an amount equal to or greater than the unpaid principal balance of their loans or obtain new financing at lower rates. In addition, some mortgage loans may include prepayment premiums that may further inhibit refinancing.

Servicers of residential mortgage loans also have the authority to modify mortgage loans that are in default, or for which default is reasonably foreseeable, if such modifications are in the best interests of the holders of the mortgage securities and such modifications are done in accordance with the terms of the relevant agreements. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions, and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis.

Over the past year, a number of originators of mortgage loans have experienced serious financial difficulties and, in many cases, have entered bankruptcy proceedings. These difficulties have resulted in part from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults or for breaches of representations regarding loan quality. In addition, a rising interest rate environment and declining real estate values may decrease the number of borrowers seeking or able to refinance their mortgage loans, which would result in a decrease in overall originations.

Various federal, state and local regulatory authorities have taken or proposed actions that could hinder the ability of the servicer to foreclose promptly on defaulted mortgage loans. Any such actions may adversely affect the performance of the loans and the yield on and value of the mortgage securities.

Investors should consider that the general market conditions discussed above may adversely affect the market value of the securities in our MBS portfolio and make it difficult or more expensive for us to borrow against those securities.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008 (HERA). On September 7, 2008, the Federal Housing Finance Agency (FHFA) placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of agency-backed MBS to a modest amount through the end of 2009. Beginning in 2010, Fannie Mae and Freddie Mac will gradually reduce their agency security portfolios.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of Treasury, or the U.S. Treasury, has taken three additional actions: (i) the U.S. Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Treasury has initiated a temporary program to purchase agency-backed MBS issued by Fannie Mae and Freddie Mac. Initially, Fannie Mae and Freddie Mac each issued $1.0 billion of senior preferred stock to the U.S. Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of each government sponsored enterprise, or GSE, at a nominal exercise price. Pursuant to these agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and agency security portfolio may not exceed $850 billion as of December 31, 2009, and will decline by 10% each year until such portfolio reaches $250 billion. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted.

Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency security and could have broad adverse market implications.

The size and timing of the federal government’s agency security purchase program is subject to the discretion of the U.S. Secretary of the Treasury, who has indicated that the scale of the program will be based on developments in the capital markets and housing markets. Purchases under this program have already begun, but there is no certainty that the U.S. Treasury will continue to purchase additional agency-backed MBS in the future. The U.S. Treasury can hold its portfolio of agency-backed MBS to maturity, and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that the U.S. Treasury’s commitment to purchase agency-backed MBS in the future could create additional demand that would negatively affect the pricing of agency-backed MBS that we seek to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The U.S. Treasury’s authority to purchase agency-backed MBS and to provide financial support to Fannie Mae and Freddie Mac under the HERA expires on December 31, 2009. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the federal government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the federal government could stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency-backed MBS from these companies, which would eliminate the major component of our business model.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from agency-backed MBS that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of agency-backed MBS could also negatively affect the pricing of agency-backed MBS we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on agency-backed MBS. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac agency security. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in agency-backed MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008, and the purchases of agency-backed MBS began in early January 2009. The Federal Reserve’s program to purchase agency-backed MBS could cause an increase in the price of agency-backed MBS, which would negatively impact the net interest margin with respect to new agency-backed MBS we may purchase.

There can be no assurance that the actions of the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effects, our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA provided the U.S. Secretary of the Treasury with the authority to establish the Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

On October 14, 2008, the U.S. Treasury announced the voluntary Capital Purchase Program, or the CPP, which was implemented under authority provided in the EESA. Under the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate by November 14, 2008. Nine of the largest banks in the United States, as well as other financial institutions, have accepted investments under the CPP. The U.S. Treasury has also taken under consideration the expansion of the CPP to non-financial institutions, including life or other insurance companies. As of January 30, 2009, the U.S. Treasury Department has made $195.3 billion of investments, receiving preferred stock and warrants from participating institutions.

There can be no assurance that programs and proposals recently initiated and announced by the U.S. Treasury or Federal Reserve will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to these programs and proposals or the initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

To the extent that we invest in agency-backed MBS that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these U.S. Government-sponsored entities may not be able to fully satisfy their guarantee obligations or that these guarantee obligations may be repudiated, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

The interest and principal payments we receive on the agency-backed MBS in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae certificates in which we may invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. All the agency-backed MBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

As conservator of Fannie Mae and Freddie Mac, FHFA may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that Freddie Mac or Fannie Mae entered into prior to FHFA’s appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The HERA requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to FHFA’s appointment as conservator. Freddie Mac and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae’s and Freddie Mac’s mortgage-related securities, because FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, the HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.

If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of agency-backed MBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrowers’ late payments or failure to pay or a servicer’s failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency-backed MBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac’s or Fannie Mae’s guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency-backed MBS. FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If FHFA were to transfer Freddie Mac’s or Fannie Mae’s guarantee obligations to another party, holders of agency-backed MBS would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party.

New laws may be passed affecting the relationship between Fannie Mae and/or Freddie Mac, on the one hand, and the U.S. Government, on the other, which could adversely affect the availability and pricing of agency-backed MBS.

Legislation has been passed and additional legislation may be proposed in the future to change the relationship between Fannie Mae and Freddie Mac, on the one hand, and the U.S. Government, on the other hand, or that requires Fannie Mae and Freddie Mac to reduce the amount of mortgages they own or limit the amount of securities they guarantee. If any such further legislation is enacted into law, it may lead to market uncertainty and the actual or perceived impairment in the credit quality of securities issued by Fannie Mae or Freddie Mac. This may increase the risk of loss on investments in Fannie Mae- and/or Freddie Mac-issued securities. Any legislation requiring Fannie Mae or Freddie Mac to reduce the amount of mortgages they own or for which they guarantee payments on could adversely affect the availability and pricing of agency-backed MBS and therefore, adversely affect our business prospects.

Market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS. Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we will depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

Mortgage loan modification programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns, on the MBS in which we invest.

During the second half of 2008 and in early 2009, the U.S. government, through the FHA and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans. The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. Members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, our MBS. Depending on whether or not the bond was purchased at a premium or discount the yield may be positively or negatively impacted.

Declines in the market values of the securities in our MBS portfolio may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

A substantial portion of our assets are classified for accounting purposes either as “trading securities” or as “available-for-sale.” Changes in the market values of those assets will be directly charged or credited to stockholders’ equity. As a result, a decline in value may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is other-than-temporary, such decline will reduce earnings, as will a decline in the value of our securities classified as trading securities for accounting purposes.

A decline in the market value of the securities in our MBS portfolio may adversely affect us particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to shareholders.

Our mortgage investing strategy involves leverage, which could adversely affect our operations and negatively affect cash available for distribution to our shareholders.

Using debt to finance the purchase of MBS will expose us to the risk that margin calls will be made and that we will not be able to meet those margin calls. To meet margin calls, we may sell the applicable mortgage-related securities and such sales could result in realized losses, and negatively affect cash available for distribution to our shareholders. While it is not our current policy to leverage the equity securities or loan investments in our merchant banking portfolio, if we were to leverage these investments, this leverage could expose us to the risk that margin calls will be made and that we will not be able to meet them. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

We enter into repurchase agreements to finance our MBS, which can amplify the effect of a decline in value resulting from an interest rate increase. For example, assume that we finance $96 million of MBS through repurchase agreements to acquire $100 million of 8% MBS. If prevailing interest rates were to increase sufficiently, the value of the MBS may decline to a level below the amount required to be maintained under the terms of the repurchase agreements. If the MBS were then sold, we would have to transfer additional assets to secure the borrowings.

Changes in interest rates could negatively affect the value of our MBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

We invest indirectly in mortgage loans by purchasing MBS and we currently intend to continue this investment strategy. Under a normal yield curve, an investment in MBS will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the agency-backed MBS we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with our portfolio of mortgage-related assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these MBS would decline and the weighted average life of the investments would increase. We have realized losses in last three years, and could realize a loss in the future if the MBS were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into in order to finance the purchase of MBS. Market values of MBS may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads. In addition, changes in interest rates may impact some our merchant banking equity investments in non-conforming mortgage loan originators and other companies whose business models are sensitive to interest rates.

Limitations on our access to capital could impair our liquidity and our ability to conduct our business.

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

In addition, our access to funds held by FBR Capital Markets and its subsidiaries is subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors. We cannot guarantee that we will be able to access these funds. Regulatory requirements applicable to FBR Capital Markets’ broker-dealer subsidiaries could also limit our ability to access funds held by FBR Capital Markets and its subsidiaries. We cannot guarantee that we will be able to access funds from our subsidiaries to meet our obligations as they come due. If we cannot obtain funding from third parties or from our subsidiaries, our results of operations could be negatively impacted.

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

Prepayment rates could negatively affect the value of our MBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

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

Rapid changes in the values of our investments may make it more difficult for us to maintain our exemption from the 1940 Act.

Changes in the market value or income potential of certain of our investments may prevent us from maintaining our exemption from the 1940 Act. We may have to make investment decisions that we otherwise would not make absent the 1940 Act requirements.

Hedging against interest rate exposure may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders.

We have entered into and may enter into interest rate swap agreements or pursue other hedging strategies. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of MBS held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We may change our mortgage investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investments or hedges that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate, and real estate market fluctuations. A change in our asset allocation could result in us making investments in instrument categories different from those described in this Annual Report on Form 10-K. Our Board of Directors determines our operational policies and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our shareholders.

Loans that we may make to highly leveraged companies may have a greater risk of loss which, in turn, could adversely affect our earnings and cash available for distribution to our shareholders.

Leverage may have material adverse consequences to the companies to which we may make loans to the extent we make these types of principal investments and to us as an investor in these companies. These companies may be subject to restrictive financial and operating covenants. Leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to business opportunities may be limited. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. As a result, leveraged companies have a greater risk of loss.

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

The equity securities of a new publicly-held or privately-held entity in which we invest are likely to be restricted as to resale and may otherwise be highly illiquid. We expect that there will be restrictions on our ability to resell the securities of any private or newly-public company that we acquire for a period of at least one year after we acquire those securities. A public market sale may be subject to volume limitations or dependent upon securing a registration statement for a secondary offering of the securities. The securities of newly-public entities may trade less frequently and in smaller volume than securities of companies that are more widely held and have more established trading patterns. Sales of these securities may cause their values to fluctuate more sharply. Because we are affiliated with FBR Capital Markets, our ability to invest in companies whose securities are underwritten or privately placed by FBR Capital Markets will be restricted by applicable securities laws and regulations and the rules of FINRA and similar self-regulatory organizations.

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

We may incur losses as a result of our merchant banking and other principal investments.

We may invest, either directly or through funds managed by FBR Capital Markets, in companies in the early stages of their development or in industry sectors that are historically volatile. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. Moreover, investments made by us or funds in which we invest may be in privately held companies as to which little public information is available. Accordingly, either we or the fund managers of the funds in which we invest may not be successful in obtaining adequate information to evaluate potential returns. Also, these companies frequently have less diverse product lines and smaller market presence than large competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.

Moreover, many of our portfolio companies will require additional equity funding to satisfy their continuing working capital requirements. Because of the circumstances of those companies or market conditions, it is possible that one or more of these portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms that are unfavorable to them. Adverse returns with respect to these investments could adversely affect us and our operating results, which could negatively affect the market price of our Class A common stock and our ability to pay dividends.

Tax Risks of our Business and Structure

Our ability to use net operating loss carryovers and net capital loss carryovers to reduce our taxable income may be limited.

Historically, we have elected to be taxed as a REIT under the Internal Revenue Code and were generally not subject to corporate income tax to the extent we currently distributed our taxable income to our stockholders. We elected to revoke our status as a REIT effective as of January 1, 2009, in part to maximize the use of potential tax benefits flowing from our existing NOLs or NCLs and certain other tax attributes. We must have taxable income or gains to benefit from theses NOLs, NCLs and certain other tax attributes. Although we believe that a significant portion of our NOLs will be utilized to offset the 2009 taxable income of our former taxable REIT subsidiaries, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Internal Revenue Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for March 2009 is 5.49%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCL is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

Based on our knowledge of our stock ownership, we do not believe that an ownership change has occurred since our losses were generated. Accordingly, we believe that at the current time there is no annual limitation imposed on our use of our NOLs and NCLs to reduce future taxable income. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. There are currently no restrictions on the transfer of our stock that would discourage or prevent transactions that could cause an ownership change, although we may adopt such restrictions in the future. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service, or IRS, regarding our conclusion as to whether our losses are subject to any such limitations. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.

Preserving the ability to use our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

Limitations imposed by Sections 382 and 383 of the Internal Revenue Code may discourage us from, among other things, redeeming our stock or issuing additional stock to raise capital or to acquire businesses or assets. Accordingly, our desire to preserve our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

Failure to qualify as a REIT in prior years would subject us to federal income tax.

Prior to our 2009 tax year, we operated in a manner that was intended to cause us to qualify as a REIT for federal income tax purposes. However, the tax laws governing REITs are extremely complex, and interpretations of the tax laws governing qualification as a REIT are limited. Qualifying as a REIT required us to meet numerous income and other tests. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of changes in our circumstances, no assurance can be given that we qualified for any particular year.

If we failed to qualify as a REIT prior to our 2009 tax year and we do not qualify for certain statutory relief provisions, we would have to pay federal income tax on our taxable income for the year of the failure and for the following four years. Our payment of income tax attributable to our failure to qualify as a REIT prior to our 2009 taxable year would decrease the amount of our income available for distribution to our stockholders.

If we make distributions in excess of our current and accumulated earnings and profits, those distributions will be treated as a return of capital, which will reduce the adjusted basis of your stock, and to the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock. This will reduce your basis in your stock but will not be subject to tax. If the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this amount will be treated as a gain from the sale or exchange of a capital asset.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209. FBR Capital Markets and its affiliates occupy nine floors of office space in the Potomac Tower building in Arlington, and we occupy 4,000 square feet of that office space for our corporate offices. FBR Capital Markets and its subsidiaries operate their capital markets, asset management and principal investing segments in the remainder of the office space located in the Potomac Tower and in offices in Boston, Massachusetts (capital markets and asset management); Dallas, Texas (capital markets); Irvine, California (capital markets); New York, New York (capital markets); San Francisco, California (capital markets); and London, England (capital markets). We believe these facilities are sufficient for the current and projected needs of our business and the businesses operated by FBR Capital Markets.

ITEM 3.	LEGAL PROCEEDINGS

Overview

Except as described below, as of December 31, 2008, we are not a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or SRO matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We are a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to our businesses. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Many aspects of FBR Capital Markets business involves substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co., FBR Capital Markets’ U.S. broker-dealer subsidiary, has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act or contribute to payments which FBR & Co. is required to make as a result of the litigation. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on our financial condition or results of operations. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, results of operations and liquidity.

Our business (through our subsidiary First NLC and its affiliated entities) historically included the origination, acquisition, pooling, securitization and sale of non-conforming residential mortgage loans. Consequently, we were subject to additional federal and state laws in this area of operation, including laws relating to lending, consumer protection, privacy and unfair trade practices.

Shareholders’ Derivative Action

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski. We were named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. Our Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in our best interests. The special committee concluded that the litigation was not in our best interest. On December 8, 2008, we moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied our motion to dismiss with leave to renew the motion following discovery. We cannot predict the likely outcome of this action or its likely impact on us or our results of operations at this time.

Other Litigation

As previously reported by our company, on January 18, 2008, First NLC, our non-conforming residential mortgage loan origination subsidiary, filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (“Bankruptcy Court”). On May 9, 2008, First NLC voluntarily converted its bankruptcy case from a case under Chapter 11 of the United States Bankruptcy Code to a case under Chapter 7 of the United States Bankruptcy Code. Deborah Menotte was appointed the Chapter 7 Trustee of the First NLC bankruptcy estate. In December 2008, the Trustee sent a letter to certain of our officers and employees, who served on the board of managers of First NLC, alleging certain wrongful acts by First NLC’s board of managers. We have entered into a settlement agreement with the Trustee to obtain a release of all claims that the Trustee or the bankruptcy estate of First NLC may have against our Company and our officers, directors, employees and affiliates, including without limitation those referenced in the Trustee’s December letter, in exchange for the payment by us of approximately $4.0 million which the Company has accrued for as of December 31, 2008. Under the settlement agreement, we will and each of our officers, directors, employees and affiliates will release all claims against the trustee and the First NLC bankruptcy estate. The released claims include a general unsecured claim for subrogation/reimbursement based on the payment of certain of First NLC’s lease obligations under a guaranty by an affiliate of ours to First NLC’s primary landlord. The settlement agreement is subject to approval by the Bankruptcy Court. On the basis of our Company’s review of its relationship with First NLC and an opinion of our Company’s counsel regarding the likelihood of piercing the corporate veil, we believe that our Company has no further obligations to First NLC and that First NLC’s creditors would not pierce the corporate veil between First NLC and our Company.

However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and we cannot predict the outcome of the proceeding.

As previously disclosed by us in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, on September 26, 2008, we sued Lehman Brothers Inc. (Lehman) and the Securities Investor Protection Corporation (SIPC) in the Securities Investor Protection Act liquidation proceeding of Lehman before the United States Bankruptcy Court for the Southern District of New York. We sought the return of an agency-backed MBS with a face amount of $250 million under a repurchase agreement maintained with Lehman. The lawsuit and the request for return of the security was part of our normal, ongoing management of our assets and capital and was necessitated by an inability to secure satisfactory responses from the various parties associated with the Lehman liquidation proceeding. As of October 16, 2008, the Company satisfactorily resolved the status of the security and dismissed the law suit against both Lehman and SIPC.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NYSE under the symbol “FBR.” On November 4, 2008, we were notified by the NYSE that we were not in compliance with an NYSE continued listing standard in that the average price of our Class A common stock had fallen below $1.00 per share for a consecutive 30 trading-day period. Our Class A common stock remains listed on the NYSE under the symbol “FBR,” but has been assigned a “.BC” indicator by the NYSE. The NYSE has granted us an opportunity to cure our non-compliance with the continued listing requirements and we are endeavoring to reestablish our compliance; however, we cannot guarantee that we will be able to satisfy those initial listing standards.

On February 24, 2009, in connection with our name change to Arlington Asset Investment Corporation, we have received the approval from the NYSE to change our symbol to “AI” from “FBR.” The Company will issue a press release when the symbol change becomes effective.

The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2008 and 2007, and the cash dividend per share declared during those periods.

	Price Range of Class A Common Stock		Cash Dividends Per Share of Class A Common Stock
	High	Low
Year Ended December 31, 2008
Fourth Quarter	$1.85	$0.06	$—
Third Quarter	2.25	1.32	—
Second Quarter	2.81	1.29	—
First Quarter	3.68	1.54	—
Year Ended December 31, 2007
Fourth Quarter	$4.90	$2.49	$—
Third Quarter	5.59	3.81	0.05
Second Quarter	6.67	5.30	0.05
First Quarter	8.39	4.50	0.05

On February 27, 2009, there were approximately 328 record holders of our Class A common stock. There is no established public trading market for our Class B common stock and on February 27, 2009, there were approximately 23 record holders of our Class B common stock. Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Our Board of Directors did not authorize the payment of any cash dividends to our shareholders during 2008. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future.

The following table provides information on our share repurchases during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2008	119,320	$0.40	119,320	76,237,252
November 1 to November 30, 2008	—	—	—	—
December 1 to December 31, 2008	—	—	—	—

Total	119,320	$0.40	119,320	76,237,252

(1)	In April 2003, our board of directors authorized a share repurchase program in which we could repurchase up to 14,000,000 shares of Class A common stock from time to time. In 2007, the Company’s Board of Directors authorized an additional share repurchase program in which we may repurchase up to 100,000,000 shares of the Class A common stock. As of December 31, 2008, we had the authority to repurchase 76,237,252 shares.

Stock Comparison Graph

The following graph compares the change in the cumulative total shareholder return for our Class A common stock from December 31, 2003 to December 31, 2008 with the comparable cumulative return of two indexes: the Standard & Poors (S&P) 500 Stock Index and the FSA Mid-Cap Index published by Financial Service Analytics, Inc.

Our Class A common stock trades on the NYSE. The graph assumes $100 invested on December 31, 2003 in our Class A common stock and $100 invested at the same time in each of the above-mentioned indexes. The comparison assumes that all dividends are reinvested.

Comparison of 5-Year Cumulative Total Return Among Friedman, Billings, Ramsey Group, Inc.,

the S&P 500 Index and the FSA Mid-Cap Index

	FBR Prices(1)	FBR Indexed	FSA Mid-Cap	S&P 500 Indexed
December 31, 2003	$23.08	$100.00	$100.00	$100.00
December 31, 2004	19.39	84.01	109.71	110.88
December 30, 2005	9.90	42.89	103.42	116.32
December 29, 2006	8.00	34.66	124.08	134.74
December 31, 2007	3.14	13.60	108.35	142.12
December 31, 2008	0.17	0.74	70.51	89.56

(1)	Closing price of our Class A common stock on the NYSE on the last trading day of each year as shown.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations
Revenues:
Investment banking:
Capital raising	$76,380	$282,619	$190,187	$356,753	$398,183
Advisory	20,573	34,063	24,148	17,759	30,115

	96,953	316,682	214,335	374,512	428,298

Institutional brokerage:
Principal transactions	20,262	10,152	5,814	17,950	20,444
Agency commissions	118,397	104,792	101,009	82,778	89,650
Mortgage trading interest	—	—	51,147	30,859	—
Mortgage trading net investment loss	—	—	(3,301)	(3,820)	—

	138,659	114,944	154,669	127,767	110,094

Asset management:
Base management fees	15,334	23,549	20,093	30,348	28,307
Incentive allocations and fees	—	401	1,327	1,929	10,940

	15,334	23,950	21,420	32,277	39,247

Principal investment:
Interest	100,284	497,256	592,912	542,928	350,691
Net investment (loss) income	(471,714)	(216,429)	(184,035)	(235,200)	101,973
Dividends	1,446	3,173	14,551	36,622	14,644

	(369,984)	284,000	423,428	344,350	467,308

Mortgage banking:
Interest	36	51,245	88,662	78,007	—
Net investment (loss) income	463	(222,032)	83,786	13,741	—

	499	(170,787)	172,448	91,748	—

Other	6,719	15,808	20,154	22,302	7,155

Total revenues	(111,820)	584,597	1,006,454	992,956	1,052,102

Interest expense	85,208	477,437	611,800	546,313	164,156
Provision for loan losses	—	—	15,740	14,291	—

Revenues, net of interest expense and provision for loan losses	(197,028)	107,160	378,914	432,352	887,946

Non-Interest Expenses:
Compensation and benefits	248,895	361,355	309,065	331,492	323,524
Professional services	40,951	55,741	59,722	66,550	50,467
Business development	30,663	43,518	42,150	46,648	44,955
Clearing and brokerage fees	14,092	12,514	11,820	8,882	9,123
Occupancy and equipment	34,492	52,302	50,051	34,044	14,458
Communications	24,420	28,690	24,398	20,634	13,959
Other operating expenses	35,312	82,246	89,377	70,679	22,740
Impairment of goodwill	—	162,765	—	—	—
Restructuring charges	—	46,985	—	—	—

Total non-interest expenses	428,825	846,116	586,583	578,929	479,226

Operating (loss) income	(625,853)	(738,956)	(207,669)	(146,577)	408,720
Other Income:
Gain on subsidiary share activity	7,809	104,062	121,511	—	—
Gain on reduction in long-term debt	39,083	—	—	—	—
Gain on disposition of subsidiary	73,039	—	—	—	—

(Loss) income before taxes and minority interest	(505,922)	(634,894)	(86,158)	(146,577)	408,720
Income tax (benefit) provision	(1,592)	22,932	(14,682)	26,683	59,161
Minority interest in (losses) earnings of consolidated subsidiary	(86,867)	774	(2,751)	—	—

Net (loss) income	$(417,463)	$(658,600)	$(68,725)	$(173,260)	$349,559

	Year Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data
Assets:
Cash and cash equivalents	$254,653	$692,360	$189,956	$238,615	$224,371
Restricted cash	—	14,166	132	6,101	7,156
Mortgage-backed securities, at fair value	594,294	1,791,480	6,870,661	8,002,561	11,726,689
U.S. Treasury bonds, at fair value	550,000	—	—	—	—
Loans held for investment, net	—	—	—	6,841,266	—
Loans held for sale, net	—	65,074	5,367,934	963,807	—
Long-term investments	54,976	169,274	185,492	347,644	441,499
Reverse repurchase agreements	—	—	—	283,824	183,375
Trading securities, at fair value	17,954	19,057	18,180	1,032,638	7,744
Goodwill and intangible assets, net	8,943	9,837	184,590	189,250	122,417
Other	79,471	183,707	535,573	530,084	215,037

Total assets	$1,560,291	$2,944,955	$13,352,518	$18,435,790	$12,928,288

Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$8,325	$206	$202	$150,547	$17,176
Commercial paper	—	—	3,971,389	6,996,950	7,294,949
Repurchase agreements	1,063,040	1,744,377	3,059,330	2,698,619	3,467,569
Dividends payable	—	—	8,743	34,588	65,870
Accounts payable and other liabilities	91,313	242,800	195,867	284,032	375,830
Securitization financing, net	—	—	4,486,046	6,642,198	—
Long-term debt	254,357	320,820	324,453	324,686	128,370

Total liabilities	1,417,035	2,308,203	12,046,030	17,131,620	11,349,764

Minority interest	129,673	243,061	135,443	—	—
Shareholders Equity:
Common Stock and Additional Paid in Capital	1,494,722	1,470,320	1,564,244	1,529,237	1,463,576
Accumulated other comprehensive (loss) income, net of taxes	(118)	(13,071)	(13,708)	(999)	(38,162)
(Accumulated deficit) retained earnings	(1,481,021)	(1,063,558)	(379,491)	(224,068)	153,110

	13,583	393,691	1,171,045	1,304,170	1,578,524

Total liabilities and shareholders’ equity	$1,560,291	$2,944,955	$13,352,518	$18,435,790	$12,928,288

Statistical Data
Basic (loss) earnings per share	$(2.76)	$(3.94)	$(0.40)	$(1.02)	$2.09
Diluted (loss) earnings per share	$(2.76)	$(3.94)	$(0.40)	$(1.02)	$2.07
Book value per share(1)	$0.09 (2)	$2.61 (2)	$6.78 (2)	$7.66 (2)	$9.46 (2)
Total employees(1)	579	1,025	3,019	2,499	698
Pre-tax return on average equity	(248)%	(81)%	(7)%	(10)%	26%
Compensation and benefits expense as a percentage of net revenues	(126)%	337%	82%	77%	36%
Basic weighted average shares outstanding (in thousands)	151,168	166,975	171,667	169,333	167,099
Diluted weighted average shares outstanding (in thousands)	151,168	166,975	171,667	169,333	168,490
Cash dividends per common share	$—	$0.15	$0.50	$1.22	$1.53

(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable shares of 1.6 thousand shares, 1.6 thousand shares, 1.6 thousand shares, 0.6 million shares, and 0.7 million shares, pledged as collateral as of December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Friedman, Billings, Ramsey Group, Inc. invests on a leveraged basis in residential mortgage-backed securities (MBS), either issued by a U.S. Government agency, or guaranteed as to principal and interest by U.S. Government agencies or U.S. Government-sponsored entities (agency-backed MBS). We also invest in both MBS issued by private organizations (private-label MBS) and net interest margin securities and we make merchant banking investments, subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act).

In addition to our principal investing business described above, as of December 31, 2008, we beneficially owned 57% of the outstanding shares of common stock of FBR Capital Markets Corporation (FBR Capital Markets), a publicly-traded holding company (NASDAQ: FBCM) for various subsidiaries that conduct capital markets (investment banking and institutional brokerage), asset management and merchant banking businesses. These subsidiaries include Friedman, Billings, Ramsey & Co., Inc. (FBR & Co.), Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM) and FBR Fund Advisors, Inc. (FBR Fund Advisors). FBR Capital Markets is managed under the direction of its board of directors, a majority of whom are independent of both us and FBR Capital Markets. As a result of our ownership of a majority of the issued and outstanding shares of common stock of FBR Capital Markets, our financial statements reflect our proportionate interest in the results of operations of FBR Capital Markets and its subsidiaries.

When we use the terms “FBR,” “we” “us” “our” and “the Company,” we mean Friedman, Billings, Ramsey Group, Inc. and its consolidated subsidiaries. We historically have conducted most of our principal investing activities at the parent company level and through a qualified REIT subsidiary (QRS) (principal investing). Historically, we have operated in a manner that qualifies us to be taxed as a real estate investment trust (REIT) for federal income tax purposes and we conducted our investment banking and institutional brokerage activities (capital markets), and investment management and advisory activities (asset management) in our former taxable REIT subsidiaries (TRSs). In order to use the net operating losses incurred at the parent level to offset anticipated taxable income of our former TRSs, our Board of Directors decided to revoke our REIT election effective as of January 1, 2009. As a result, we are currently taxed as a C corporation for federal income tax purposes. Our Company operates primarily in the United States and Europe.

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

In addition, the Company recorded a non-cash reversal of its $73.0 million negative investment in First NLC because the Company has no continuing involvement with First NLC. As a result of the bankruptcy and based on the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel to the effect that First NLC’s creditors would not be able to pierce the corporate veil between First NLC and the Company, the Company believes it has no remaining guarantees of the debt or any other obligation of First NLC, and it is considered remote that the Company would have any further obligations related to First NLC.

On October 23, 2008, we announced our plan to downsize the MBS portfolio in order to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of long-term debt. We also announced that we have retained financial advisors to evaluate strategic alternatives for the purpose of maximizing the value of our assets and liabilities including all of the trust preferred debt. Potential strategic alternatives include the sale of the Company or the assets or the distribution of the assets to shareholders. Consistent with this strategy, during the twelve months ended December 31, 2008, we extinguished approximately $65.8 million of long-term debt at a gain of approximately $39.1 million and disposed of approximately $1.6 billion of MBS from our MBS portfolio at a net loss of approximately $108.6 million. Subsequent to December 31, 2008 and through March 13, 2009, we extinguished an additional $201.7 million of long-term debt at a gain of approximately $131.5 million and disposed of an additional $56.1 million of MBS from our our MBS portfolio at a loss of $1.1 million, substantially completing the current phase of our strategy announced on October 23, 2008.

On February 23, 2009, we announced that we have begun doing business under the name “Arlington Asset Investment Corporation” and that we will seek shareholder approval at our next annual meeting of shareholders of a proposal to amend our charter to change our corporate name from “Friedman, Billings, Ramsey Group, Inc.” to “Arlington Asset Investment Corporation.” The Company had notified the NYSE of the name change and received the approval to change the ticker symbol to “AI” from “FBR” on February 24, 2009. The Company will issue a press release when the symbol change becomes effective.

Business Environment

Our MBS portfolio is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our MBS investing strategy and the performance of our MBS portfolio is influenced by the specific characteristics of these markets, including prepayment rates, interest rates and the interest rate yield curve. Our results of operations with respect to our MBS portfolio primarily depend on, among other things, the level of our interest income and the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings. Our interest income, which includes the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in prepayment speeds of the securities in our MBS portfolio. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow which is generally based on the fair value of the MBS portfolio and the advance rate the lenders are willing to lend against the collateral provided.

Concerns about increased mortgage delinquencies and foreclosures, declining home prices and rising unsold home inventory have caused many investors to question the underlying risk and value of mortgage-related assets across the ratings spectrum. Since the middle of 2007, commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the U.S. mortgage market. These losses have reduced financial industry capital leading to reduced liquidity for mortgage assets, more volatile valuations of mortgage assets and in some cases forced selling of mortgage assets. As a result, repurchase financing for MBS, including agency-backed MBS, has been more volatile.

The liquidity crisis could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency-backed MBS, and this could negatively impact the value of the securities in our MBS portfolio. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell securities in our MBS portfolio at an inopportune time when prices are depressed.

The payment of principal and interest on the agency-backed MBS that we invest in is guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. The payment of principal and interest on agency-backed MBS issued by Ginnie Mae is guaranteed by the full faith and credit of the U.S. government, while payment of principal and interest on agency-backed MBS issued by Freddie Mac or Fannie Mae is not guaranteed by the U.S. government. Any failure to honor its guarantee of agency-backed MBS by Freddie Mac or Fannie Mae or any downgrade of securities issued by Freddie Mac or Fannie Mae by the rating agencies could cause a significant decline in the value of and cash flow from, any agency-backed MBS we own that are guaranteed by such entity.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, the government passed the Housing and Economic Recovery Act of 2008, or the HERA, on July 30, 2008. As a result of this legislation, Fannie Mae and Freddie Mac have been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under the HERA. As the conservator of Fannie Mae and Freddie Mac, the FHFA now controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of agency-backed MBS to a modest amount through the end of 2009. Beginning in 2010, Fannie Mae and Freddie Mac will gradually reduce their agency security portfolios.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of Treasury, or the U.S. Treasury, has taken three additional actions: (i) the U.S. Treasury and FHFA have entered into separate preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Treasury has established a new secured lending credit facility available until December 2009 to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop; and (iii) the U.S. Treasury has initiated a temporary program to purchase RMBS issued by Fannie Mae and Freddie Mac.

Initially, Fannie Mae and Freddie Mac each issued $1.0 billion of senior preferred stock to the U.S. Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of each government sponsored entity, or GSE, at a nominal exercise price. Pursuant to these agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and agency security portfolio may not exceed $850 billion as of December 31, 2009, and will decline by 10% each year until such portfolio reaches $250 billion. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations which could materially adversely affect our business, operations and financial condition.

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. In addition, it may purchase other financial instruments that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability. The EESA also provides for a program that would allow companies to insure their troubled assets.

On October 14, 2008, the U.S. Treasury announced the voluntary Capital Purchase Program, or the CPP, which was implemented under authority provided in the EESA. Under the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities, that elect to participate by November 14, 2008. Nine of the largest banks in the United States, as well as other financial institutions, have accepted investments under the CPP. The U.S. Treasury has also taken under consideration the expansion of the CPP to non-financial institutions, including life or other insurance companies. As of January 30, 2009, the U.S.

Treasury Department has made $195.3 billion of investments, receiving preferred stock and warrants from participating institutions.

In addition, during 2008, the U.S. Federal Reserve, or the Federal Reserve, also initiated a number of other programs aimed at improving broader financial markets, such as establishing a $1.8 trillion commercial paper funding facility and a $200 billion facility to finance consumer asset-backed securities. In addition, in order to provide further liquidity to financial institutions, the Federal Reserve has provided primary dealers with access to the Federal Reserve’s discount window and, in instances of distress, arranged financing for certain entities.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in agency-backed MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008, and the purchases of agency-backed MBS are expected to begin shortly. The Federal Reserve’s program to purchase agency-backed MBS could cause an increase in the price of agency-backed MBS, which would negatively impact the net interest margin with respect to new agency-backed MBS we may purchase.

During 2008, the U.S. government, through the FHA and the Federal Deposit Insurance Corporation, or the FDIC, also initiated programs in an effort to restore confidence and functioning in the banking system and attempt to reduce foreclosures through loan modifications. To assist the banking system, the FDIC will now insure deposits up to $250,000 up from $100,000 through December 31, 2009, provide finite guarantees on qualified bank debt and, in limited cases, provide loan guarantees to certain financial institutions. Additionally, in an attempt to reduce foreclosures, the FDIC encouraged uniform guidelines for loan modifications, which include reduction of interest rate, extension of maturity and balance reductions.

There can be no assurance that the programs and proposals recently initiated and announced by the U.S. Treasury or Federal Reserve will have a beneficial impact on the financial markets. To the extent the market does not respond favorably to these programs and proposals or the initiatives do not function as intended, our business may not receive any positive impact from the legislation. In addition, the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

As an investment banking, institutional sales, trading and research, asset management, and investment firm, our businesses are materially affected by conditions in the U.S. financial markets, general U.S. economic conditions and, to a lesser degree, global economic conditions. The decreased level of capital markets activities during 2008 as compared to the comparable 2007 period exhibited the effects of the uncertainty in economic conditions due to continuing negative economic trends. Our investment banking revenues and MBS valuations have been adversely affected by the continued mortgage and credit market dislocation that began in the latter half of 2007 and continued through 2008, and we may be further impacted should there be continued or further credit market dislocations or a sustained market downturn. With trading volume in the MBS market diminishing, price discovery is difficult which has resulted in a widening of the bid/ask spreads. However, as investors continue to liquefy their positions, they have been forced to accept prices that are well below “pre-credit squeeze” levels. Other factors contributing to the current weak economic conditions are an increasing unemployment rate coupled with decreases in home prices and deterioration in consumer confidence.

We believe the general business environment will continue to be challenging, with continued dampened capital markets activity, both domestically and internationally, and potential tightening in interest rate spreads. Our growth outlook is dependent in part on the extent and severity of the financial market dislocation, results from fiscal and monetary policy actions, the overall market value of U.S. equities and liquidity. The underpinnings of these growth assumptions also form our view on prospective investment banking, institutional sales, trading and research, asset management and investment activities. For further discussions on how markets conditions may affect our businesses see “Risk Factors.”

Executive Summary

Our revenues consist primarily of: underwriting and placement fees for capital raising and advisory fees in investment banking; agency commissions and principal transactions mark-ups and mark-downs in institutional brokerage; base management fees and incentive allocations and fees in asset management; and net interest income, earnings from investment funds and dividend income, net interest income and gains and losses in principal investing. The current year net loss reflects the effects of the difficult environment most of our business segments have endured as a result of the severe deterioration of global economic conditions. These conditions have had a significant negative impact on our 2008 operating results including the limited number of capital raising transactions completed within the financial services industry and our firm, resulting in a reduction in our investment banking revenues and the negative impact on our portfolio of equity investments, resulting in other-than-temporary impairments on much of our investment portfolio. In addition, our 2008 results include the impact of several actions taken by us during the year to position the Company for improved results in future periods. These include severance and other costs associated with a 25 percent reduction in employees during 2008 to better align our cost structure to current market conditions. In addition, we reduced the amount of liquid capital invested in our MBS portfolio, in order to reduce our exposure to leveraged investments and to generate additional cash to fund the extinguishment of long-term debt, resulting in realized losses and other-than-temporary impairment losses as of December 31, 2008. These actions along with adjustments to our variable expense structure and addition of new employees and lines of business which complement our core strengths will reduce our cost structure, provide additional avenues to generate revenues and reduce the risk on our liquid capital as the Company moves forward.

Consistent with the strategy announced on October 23, 2008, the Company extinguished $65.8 million of long-term debt for a gain of $39.1 million and the Company further reduced its MBS portfolio by $1.6 billion at a net loss of $209.5 million, which included $100.9 million in previously recognized other-than-temporary impairment. Subsequent to December 31, 2008, the Company continued to extinguish an additional $201.7 million of long-term debt at a gain of $131.5 million and further reduced its MBS portfolio by $56.1 million, at a loss of $1.1 million, substantially completing the current phase of our strategy announced on October 23, 2008. In addition, FBR Capital Markets also liquidated its remaining MBS portfolio of $454.3 million and related interest rate caps and repurchase agreements, recognizing an aggregate net investment loss of $1.0 million. The Company also liquidated $550.0 million of its U.S. Treasury bond holdings and related repurchase agreements, recognizing no gain or loss from the transaction.

For the year ended December 31, 2008, our total revenues, net of interest expenses, were $(197.0) million compared to $107.2 million in 2007. The 2008 net loss of $417.5 million, or $2.76 loss per share, compared to a net loss of $658.6 million, or $3.94 loss per share, in 2007. The components of the net losses by segment are as follows (dollars in thousands):

	For the year ended December 31,
	2008	2007	2006
Capital Markets, net of intersegment elimination	$(110,052)	$23,192	$(34,376)
Asset Management	(14,862)	(7,016)	(11,080)
Principal Investment	(496,124)	(328,758)	(144,044)
Mortgage Banking	(4,815)	(426,374)	(18,169)

Operating loss	(625,853)	(738,956)	(207,669)
Gain on subsidiary share activity	7,809	104,062	121,511
Gain on extinguishment of long-term debt	39,083	—	—
Gain on disposition of subsidiary	73,039	—	—

Loss before income taxes and minority interest	(505,922)	(634,894)	(86,158)
Income tax (benefit) provision	(1,592)	22,932	(14,682)
Minority interest in (losses) earnings of consolidated subsidiary	(86,867)	774	(2,751)

Net loss	$(417,463)	$(658,600)	$(68,725)

For the year ended December 31, 2008, the Company did not declare or pay any dividends. The Company had declared dividends of $0.15 per share for the year ended December 31, 2007. The Company’s book value per share decreased to $0.09 as of December 31, 2008 compared to $2.61 as of December 31, 2007. The reduction in book value per share reflects the impact from the net loss in 2008.

The following provides analysis of our operating segments and their activities.

Principal Investing

As of December 31, 2008, our principal investing activity consisted primarily of investments in a leveraged portfolio of agency-backed MBS, U.S Treasury bonds, merchant banking investments and investments in hedge and venture funds.

We periodically evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Historically, based on market conditions, our MBS investments have provided us with higher relative risk-adjusted rates of return than most other investment opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector.

We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk- adjusted return available. This strategy may cause us to have different allocations of capital in different environments.

Mortgage-Backed Securities

We also invest in agency-backed and, to a lesser extent, private-label MBS. The Company recorded net interest income of $29.3 million from MBS held in our principal investment portfolio during 2008 compared to $35.7 million during 2007.

During 2008, the Company liquidated approximately $3.1 billion of MBS securities at a net loss of approximately $255.9 million, which included $100.9 million in previously recognized other-than-temporary impairment, to reduce leverage during the unprecedented credit market disruption and uncertainty in the asset-backed financing market and liquidity.

The following table summarizes, as of December 31, 2008, our portfolio of MBS, including principal receivable, by issuer (dollars in thousands):

	Face Amount	Fair Value
Agency-backed: Fannie Mae	$535,909	$528,408
Private-label	188,493	65,886

Total	$724,402	$594,294

Merchant Banking and Other Long-Term Investments

The total value of FBR’s merchant banking portfolio and other long-term investments was $55.0 million as of December 31, 2008. Of this total, $36.2 million was held in the merchant banking portfolio, $14.7 million was held in alternative asset funds, and $4.1 million was held in other long-term investments. Net unrealized losses in the merchant banking portfolio included in Accumulated Other Comprehensive Income (AOCI) totaled $0.2 million as of December 31, 2008.

In 2008, we recorded $39.0 million in other-than-temporary impairment write-downs on certain merchant banking investments. These write-downs were recorded as part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its related assessment of cost method investments. The Company also recognized other-than-temporary write-downs of $15.3 million in a residual interest in a non-prime mortgage loan securitization. We also recognized $1.2 million in realized gains and earned $1.4 million in dividend income. These amounts compared to $36.0 million of other-than-temporary impairment charges, $25.6 million of realized gains and $3.2 million dividend income in 2007.

The following table provides additional detail regarding the Company’s merchant banking investments and other long-term investments as of December 31, 2008 (dollars in thousands):

Merchant Banking and Long-Term Investments

	December 31, 2008
	Number of Shares/Units	Cost/Adjusted Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities
Grubb & Ellis Company(2)	473,116	$586	$586
Maiden Holdings Ltd	145,946	674	457

Total long-term investments, at fair value		$1,260	$1,043

Other long-term investments:
Merchant banking—non-marketable securities(1)
Cohen Financial(2)	112,892	$790	$790
Cypress Sharpridge Investments, Inc.(2)	179,200	1,792	1,792
Ellington Financial LLC(2)	1,938,750	29,081	29,081
Muni Funding of America, LLC(2)	750,000	750	750
Thunderbird Resorts, Inc.(2)	1,194,743	1,792	1,792
Other		975	975

Total merchant banking investments		$35,180	$35,180

Preferred equity investment			1,000
Investment funds			14,730
Other investments			3,023

Total other long-term investments			$53,933

(1)	As of December 31, 2008, these shares cannot be traded in a public market (e.g., NYSE or NASDAQ) but may be sold in private transactions.
(2)	Cost/adjusted basis reflects the effects of other-than-temporary impairment charges.

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

The pre-tax income from our capital markets segment decreased from $28.7 million ($23.2 million, net of intersegment eliminations) for the year ended December 31, 2007 to a pre-tax loss of $110.1 million for the year ended December 31, 2008. This decrease is primarily attributable to a $219.7 million decrease in investment banking revenues during 2008, reflecting a substantially lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during 2008 reflects the continued effect that the dislocation in credit markets and a world-wide recession has had on U.S. equity markets and equity underwriting activity. Our institutional brokerage sales and trading revenues increased to $138.7 million for the year ended December 31, 2008 as compared to $114.9 million for the year ended December 31, 2007. This increase in institutional brokerage sales and trading revenues is attributable to increases in overall trading volume, the increased volatility in the equity markets due to the economic environment during the current year, and the integration of a convertible securities business. Variable expenses decreased $98.9 million, or 44.9%, which is attributable to reduced compensation expense and costs directly related to the decrease in net revenues. The decrease in variable expenses was offset partially by a $27.2 million increase in fixed expenses that is attributable to severance costs associated with a reduction in our workforce, increased stock-based compensation, and our international operations.

The pre-tax income from our capital markets segment increased to $28.7 million ($23.2 million, net of intersegment eliminations) for the year ended December 31, 2007 from a loss of $34.4 million for the year ended December 31, 2006. This increase was primarily attributable to a $102.3 million increase in investment banking revenues during 2007, reflecting a higher volume of capital raising activity, primarily during the first six months of 2007, in our real estate, financial services and TMT sectors. Through June 30, 2007, we had generated $219.9 million in investment banking revenues. However, due to the disruption in the credit markets in August 2007, market conditions deteriorated significantly during the last five months of 2007. As a result of these conditions, we were unable to maintain the level of revenue growth achieved in the first six months of 2007 and for the year, we generated $316.7 million of investment banking revenues. Of this total investment banking revenue in 2007, we recognized $195.5 million related to sole-managed private placement transactions. This compared to total investment banking revenues of $214.3 million in 2006, of which $130.4 million related to sole-managed private placement transactions. Our institutional brokerage sales and trading net revenues increased $4.8 million, or 4.4%, for the year ended December 31, 2007 compared to the prior year. Our variable costs increased by 37.2% or $59.7 million, which was directly related to an increase in variable compensation of 40.3% or $49.3 million due to the increased revenues year over year. Our fixed expenses increased by 6.2% or $11.5 million during 2007. This increase was primarily related to the cost of restricted stock awards granted in June 2007 at the time of our initial public offering as well as costs associated with our efforts to expand our business activities internationally.

Investment Banking

Our investment banking activities consist of a broad range of services, including underwritings, public and private capital raising transactions that include a wide variety of securities, and financial advisory services in merger, acquisition, restructuring and strategic partnering transactions. As a result of market conditions discussed above, revenues from our investment banking operations totaled $97.0 million for the year ended December 31, 2008, representing a decrease of 69.4% from the prior year. In 2008, our investment banking team executed 35 banking assignments with a total transaction value of over $7.1 billion, including $2.0 billion in lead-managed capital raising transactions. In addition, during 2008, our M&A group completed 15 successful mergers, acquisitions and advisory assignments.

The following table shows details of our investment banking revenues for the years indicated (dollars in thousands):

	2008	2007	2006
Capital raising:
Institutional private equity offerings and private placements	$60,004	$197,219	$139,276
Initial public offerings	1,061	32,233	13,763
Follow-on, secondary and preferred public equity offerings	15,315	52,419	35,132
Asset-backed securities and high yield debt offerings	—	748	2,016

Total capital raising	76,380	282,619	190,187
Advisory services	20,573	34,063	24,148

Total investment banking	$96,953	$316,682	$214,335

Institutional Brokerage

In addition to our investment banking activities, we also offer institutional brokerage services to customers. Revenues from institutional brokerage (principal transactions and agency commissions) were up 20.7% on a year-to-year basis, increasing to $138.7 million in 2008 from $114.9 million in 2007, including certain revenues attributed to our asset management segment. The increase in revenue is the result of increases in overall trading volume, and increased volatility in the equity markets, and integration of a convertible securities business, partially offset by increased losses on trading securities.

Revenues, net of related interest expense related to institutional brokerage activities are (dollars in thousands):

	2008	2007	2006
Principal transactions	$20,262	$10,152	$5,814
Agency commissions	118,397	104,792	101,009
Mortgage trading interest and net investment loss(1)	—	—	47,846

	138,659	114,944	154,669
Interest expense(1)	—	—	44,472

Institutional brokerage revenues, net of interest expense	$138,659	$114,944	$110,197

(1)	In May 2005, we initiated certain fixed income trading activities, primarily related to mortgage-backed, asset-backed and other structured securities. These fixed income trading activities continued through October 2006. During the third quarter of 2006, we made a decision to sell our trading positions and we do not expect to resume these types of fixed income trading activities.

Asset Management

Our asset management segment consists of managing a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. Reflecting the significant downturn in the equity markets during 2008, net assets under management decreased 44.0%, from $2.5 billion at December 31, 2007 to $1.4 billion at December 31, 2008.

The pre-tax loss from our asset management activities increased to a pre-tax loss of $14.9 million in 2008 compared to a pre-tax loss of $7.0 million in 2007. We recorded $15.3 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2008, as compared to $23.5 million for the year ended December 31, 2007. The decrease in management fees during 2008 reflects the effects of the decrease in average assets under management compared to prior year. Operating expenses decreased as a result of lower variable costs, including sub-advisory fees, offset by increases in fixed expenses attributable to initiatives to expand our mutual fund marketing activities.

The pre-tax loss from our asset management activities decreased to a pre-tax loss of $7.0 million in 2007 from a pre-tax loss of $11.1 million in 2006 based primarily on the increase in net assets under management and the fees earned on those assets. We recorded $23.5 million in base management fees (including mutual fund administrative fees) for the year ended December 31, 2007, as compared to $20.1 million for the year ended December 31, 2006. Variable costs for this segment, primarily subadvisory fees, increased as a result of an increase in net assets under management. The increase in variable costs was offset by a 4% decrease in fixed expenses, primarily support services costs.

The following provides details relating to our assets under management (dollars in millions):

	December 31, 2008
	Gross(1)	Net(2)
Managed accounts	$216.6	$216.6
Mutual funds
Equity	1,088.6	1,079.6
Fixed income and money market	100.0	99.8
Hedge and offshore funds	23.6	21.0
Private equity funds	17.1	15.9

Total	$1,445.9	$1,432.9

	December 31, 2007
	Gross(1)	Net(2)
Managed accounts	$347.1	$347.1
Mutual funds
Equity	1,870.5	1,859.3
Fixed income and money market	176.0	175.3
Hedge and offshore funds	52.1	50.7
Private equity funds	23.8	22.6

Total	$2,469.5	$2,455.0

(1)	Gross assets under management represent the amount of actual gross assets of our proprietary investment partnerships and mutual funds, including leverage.
(2)	Net assets under management represent gross assets under management, net of any repurchase agreement debt, margin loans, securities sold but not yet purchased, lines of credit, and any other liabilities.

Our asset management revenues and net income (loss) are subject to fluctuations due to a variety of factors that are unpredictable, including the overall condition of the economy and the securities markets as a whole and our core sectors. These conditions can have a material effect on the inflows and outflows of assets under management, and the performance of our asset management funds.

Mortgage Banking

We historically conducted our mortgage banking activities primarily through First NLC. As a result of continued deterioration of the non-prime mortgage market, on January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. On May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result of the bankruptcy filing, on January 18, 2008, the Company deconsolidated First NLC and recognized its investment in First NLC under the cost-method thereafter.

In addition, during 2008, the Company recorded a non-cash reversal of its $73.0 million negative investment in First NLC as the Company believes it has no continuing involvement with First NLC. As a result of the bankruptcy, and based on the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel regarding the likelihood of piercing the corporate veil, the Company believes it has no remaining guarantees of the debt or any other obligation of First NLC other than those satisfied out of First NLC’s “cash collateral” (i.e., cash already owned by First NLC, but impressed with a lien in favor of the

Company and other lenders) and it is considered remote that the Company would have any further obligations related to First NLC. However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and we cannot predict the outcome of the proceeding.

As a result, operating losses incurred by the mortgage banking segment, which consisted primarily of First NLC, decreased to an operating loss of $4.8 million for the year ended December 31, 2008 versus an operating loss of $426.4 million in 2007. The operating losses in 2007 were primarily attributable to the continued decline in value of the loans due to the continued deterioration in the market for non-prime residential mortgage loans, which reflected the effects of industry-wide increases in early payment default requests from loan investors as well as the surplus of non-prime loans in the market.

Results of Operations

Revenues

Our revenues consist primarily of capital raising and advisory fees in investment banking; agency commissions, principal transactions, including trading gains and losses, in institutional brokerage; base management fees and incentive allocations and fees in asset management; net interest income, net investment income, including realized gains or losses and other-than-temporary impairments, dividends from merchant banking investments and investment fund earnings from principal investing activities; and net interest income and net investment income, including gain or loss on sale of loans from mortgage banking activities.

Revenue from capital raising transactions is substantially dependent on the market for public and private offerings of equity and debt securities within the sectors in which we focus. Agency commissions are dependent on the level of overall market trading volume and penetration of our institutional client base by our research, sales and trading staff. Principal brokerage transactions are dependent on these same factors and on NASDAQ trading volume and spreads in the securities of such companies; net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Asset management revenues are dependent on the level of the capital on which our base management fees are calculated and the amount and performance of capital on which we have the potential to generate incentive income. Our asset management vehicles are subject to market risk caused by illiquidity and volatility in the markets in which they would seek to sell or buy financial instruments. Revenue earned from these activities, including unrealized gains that are included in the incentive income portion of our asset management revenues and in net investment income, may fluctuate as a result. Accordingly, our revenues in these areas have fluctuated in the past, and are likely to continue to fluctuate, based on these factors.

In our principal investing and mortgage banking activities, we invest in MBS, U.S. Treasury bonds, and mortgage loans that are financed by repurchase agreement, and commercial paper and securitization borrowings, when available, all of which are interest sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to rising interest rates through the use of various derivative instruments. In addition, in the current environment, we are also subject to market risk caused by illiquidity, due to selling restrictions on our investment or lack of trading volume, and volatility in the markets in which we seek to sell these investments.

Investment Banking

Capital raising revenue consists of underwriting discounts, selling concessions, management fees and reimbursed expenses associated with underwriting activities and private equity placements. We act in varying capacities in our capital raising activities, which, based on the underlying economics of each transaction, determine our ultimate revenues from these activities. When we are engaged as lead-manager of an underwriting, we generally bear more risk and earn higher revenues than if engaged as a co-manager, an underwriter (syndicate member) or a broker-dealer included in the selling group.

Advisory revenue consists primarily of advisory fees and reimbursed expenses associated with such activities. Advisory fees have fluctuated in the past, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

Institutional Brokerage

Principal transactions consist of a portion of dealer spreads attributed to the securities trading activities of FBR & Co. as principal in listed and other equity securities and convertible debt securities, and are primarily derived from FBR & Co.’s activities as a market-maker. Trading gains and losses on equity securities are combined and reported on a net basis as part of principal transactions. Gains and losses result primarily from market price fluctuations that occur while holding positions in FBR & Co.’s trading security inventory.

Agency commissions consist of revenue resulting from executing stock exchange-listed securities and other transactions as agent.

Historically, mortgage trading activities included buying and selling MBS and other structured securities in various financial transactions (which included forward trades, dollar rolls and reverse repurchase transactions). We had managed market risk associated with these securities positions primarily through forward purchases and sales of such securities. We engaged in these activities through October 2006. These transactions result in interest income and net investment gain/loss.

Asset Management

We receive asset management revenue in our capacity as the investment manager to advisory clients, including our mutual funds, as general partner of several hedge, private equity and venture capital investment partnerships and as administrator to mutual funds. Management fees and incentive income on investment partnerships have been earned from entities that have invested primarily in the securities of companies engaged in the financial services and technology sectors. Incentive income is likely to fluctuate with the performance of securities in these sectors.

Principal Investing

Principal investing interest income has historically related to interest earned on our portfolio of MBS and mortgage loans. Net investment income has historically included net realized gains on sale of equity securities and MBS, unrealized gains and losses on investments held at FBR & Co., income from investments funds and derivative activities as well as lower of cost or market value adjustments on securitized mortgage loans held for sale and other-than-temporary write-downs of equity securities. Principal investing dividends relate to our portfolio of merchant banking investments.

As of December 31, 2008, we had $0.2 million of net unrealized losses related to merchant banking equity investments recorded in AOCI. If we liquidate these securities or determine that a decline in value of these investments below our cost basis is other-than-temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private debt and equity securities are exposed to deterioration of credit quality, defaults, and downward valuations.

We record allocations for our proportionate share of the earnings or losses of the hedge, private equity and venture funds and other partnerships in which we have made investments. Income or loss allocations are recorded in net investment income in our statements of operations.

Mortgage Banking

Mortgage banking revenue have historically included net interest income on loans held for sale at First NLC as well as net investment income, consisting primarily of net gains and losses on sales of mortgage loans by First NLC. Our mortgage banking revenue was highly dependent on conditions in the residential mortgage market. Recent industry-wide increases in delinquencies and losses with respect to residential mortgage loans, particularly in the non-prime sector, have negatively impacted our mortgage banking revenue and have adversely affected our operating results for 2008 and 2007.

Other Revenue

Other revenue primarily includes miscellaneous interest, dividends and fees.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings, commercial paper borrowings, and securitization financing as well as long-term debt securities we have issued. Interest expense also includes costs of subordinated credit lines, bank deposits and other financing.

Compensation and benefits expense includes base salaries as well as incentive compensation. Incentive compensation varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, compensation and benefits includes non-cash expenses associated with all stock-based awards granted to employees and severance charges related to reduction in the workforce.

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

Comparison of the Years Ended December 31, 2008 and 2007

We reported a net loss of $417.5 million for the year ended December 31, 2008 compared to a net loss of $658.6 million for the year ended December 31, 2007. Net loss included the following results of operations by segment (dollars in thousands):

	For the year ended December 31,
	2008	2007
Capital Markets, net of intersegment elimination	$(110,052)	$23,192
Asset Management	(14,862)	(7,016)
Principal Investment	(496,124)	(328,758)
Mortgage Banking	(4,815)	(426,374)

Operating loss	(625,853)	(738,956)
Gain on subsidiary share activity	7,809	104,062
Gain on extinguishment of long-term debt	39,083	—
Gain on disposition of subsidiary and other income	73,039	—

Loss before income taxes and minority interest	(505,922)	(634,894)
Income tax provision (benefit)	(1,592)	22,932
Minority interest in earnings (losses) of consolidated subsidiary	(86,867)	774

Net loss	$(417,463)	$(658,600)

The decrease in net loss was primarily attributed to FNLC’s bankruptcy filing and resulting deconsolidation. The increases in losses from other operating segments of the Company were offset by the gains recognized from the disposition of FNLC, extinguishment of long-term debt, and sale of subsidiary shares. Our principal investment segment reported losses of $496.1 million for the year ended December 31, 2008. The decrease in net loss was also attributable to the change in income taxes from a $22.9 million tax provision in 2007 to a $1.6 million tax benefit in 2008.

The Company’s net revenues decreased 283.8% from $107.2 million in 2007 to $(197.0) million in 2008 due to the following changes in revenues and interest expense:

Capital raising revenue decreased 73.0% from $282.6 million in 2007 to $76.4 million in 2008. The lower volume of capital raising activity was spread across all of our industry sectors reflecting the effects of the continued dislocation in U.S. financial markets and the world-wide recession. Our revenues from 12 private placements completed during 2007 totaled $197.2 as compared to $60.0 million in revenues from 4 private placements completed in 2008.

Advisory revenue decreased 40.0% from $34.1 million in 2007 to $20.6 million in 2008. We completed 40 merger and acquisition and advisory assignments in 2007 as compared to 15 merger and acquisition and advisory assignments in 2008.

Institutional brokerage revenue from agency commissions and principal transactions increased 20.7% from $114.9 million in 2007 to $138.7 million in 2008 as a result of increases in overall trading volume, increased volatility in the equity markets, and the integration of a convertible securities platform partially offset by increased losses on trading securities.

Asset management base management fees decreased 34.9% from $23.5 million in 2007 to $15.3 million in 2008. The decrease is primarily attributable to the decrease in mutual fund management and administrative fees resulting from a decrease in average mutual fund assets under management during 2008.

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, resulted in a loss of $432.5 million for 2008 compared to a loss of $331.0 million for 2007. The increase in net loss is primarily the result of losses recognized from the sale of portions of MBS portfolio as a result of market dislocation and reduction in net interest income due to reduced portfolio size and the results of lower interest rates as a result of credit and liquidity crisis the market experienced during 2008. These declines in revenues were offset by the decrease in losses from mortgage banking segment as a result of First NLC’s filing for bankruptcy protection and the resulting deconsolidation of First NLC.

The following table summarizes the components of revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense (dollars in thousands):

	For the year ended December 31,
	2008	2007
Net interest income	$37,353	$104,278
Net investment loss—principal investing	(471,714)	(216,429)
Dividend income	1,446	3,173
Net investment income (loss)—mortgage banking	463	(222,032)

	$(432,452)	$(331,010)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	For the year ended December 31, 2008			For the year ended December 31, 2007
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
MBS	$2,327,626	$92,267	3.96%	$4,482,460	$257,744	5.75%
Mortgage loans	—	—	—	4,098,342	275,186	6.72%

	$2,327,626	92,267	3.96%	$8,580,802	532,930	6.21%

Other(1)		8,054			15,569

		100,321			548,499
Repurchase agreements	$2,095,696	(61,048)	(2.87)%	$1,741,603	(93,067)	(5.27)%
Commercial paper	—	—	—	2,329,105	(127,070)	(5.38)%
Mortgage financing credit facilities	—	—	—	594,555	(36,901)	(6.12)%
Securitization	—	—	—	3,434,187	(208,615)	(5.99)%
Derivative contracts(2)	—	(1,920)		—	21,432

	$2,095,696	(62,968)	(3.00)%	$8,099,450	(444,221)	(5.48)%

Net interest income/spread		$37,353	0.96%		$104,278	0.73%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

The change in the composition of the Company’s principal investment portfolio from 2007 to 2008 and related decrease in net interest income by $66.9 million from 2007 to 2008 was due to the Company’s sale of its on-balance sheet securitized loans in the fourth quarter of 2007, a reduction of originated loans for sale due to the deconsolidation of First NLC, and the decrease in average MBS portfolio balance.

During the fourth quarter of 2007, the Company completed the sale of its on-balance sheet securitized loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were removed from the Company’s balance sheet. Also, following the bankruptcy of First NLC during the first quarter of 2008, we no longer maintain an inventory of originated mortgage loans that were held for sale. As a result of these events, we did not have mortgage loans that we earned interest on during 2008. During the year ended December 31, 2007, mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $275.2 million with related interest expense of $222.2 million, resulting in net interest income of $53.0 million.

In addition to net interest income, the Company recorded $1.4 million in dividend income from its merchant banking equity investment portfolio in 2008 compared to $3.2 million during 2007. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

The Company realized a net investment loss of $471.7 million during 2008 compared to net investment loss of $216.4 million in 2007. The following table summarizes the components of net investment loss (dollars in thousands):

	For the year ended December 31,
	2008	2007
Securitized mortgage loans held-for-sale—lower of cost or market adjustments	$—	$(119,900)
Available for sale and cost method securities—other-than-temporary impairments	(173,438)	(52,928)
Realized (losses) on sale of available for sale investments, net	(254,343)	(21,599)
Losses (income) from investments funds	(10,034)	2,789
(Losses) on investment securities—marked-to-market, net	(2,269)	(1,376)
Residual interests in securitization—other-than-temporary impairments	(15,271)	(3,602)
Other, net	(16,359)	(19,813)

	$(471,714)	$(216,429)

In previous years, in determining the lower-of-cost or market value of the securitized mortgage loans, the Company considered various factors affecting the overall value of the portfolio, including but not limited to factors such as prepayment speeds, default rates, loss assumption, geographic locations, collateral values and mortgage insurance coverage. Based on such factors, the Company assessed the present value of expected loan cash flows considering the specific characters of each individual loan. Significant assumptions used by the Company in determining this value were supported by comparisons to market data for similar portfolios and transactions, when available. During the fourth quarter of 2007, the Company completed the sale of the securitized mortgage loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale transaction, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were transferred from the Company’s balance sheet. The Company recognized a gain from the sale of the securitized mortgage loans of $9.7 million in the fourth quarter of 2007 that is included in principal investing net investment loss. Considering other costs associated with the securitization trusts recognized during the fourth quarter of 2007, the sale did not have material impact on the Company’s operating results for the fourth quarter of 2007. There were no such activities during 2008.

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized $110.8 million of other-than–temporary impairment charges, net of $100.9 million in other-than-temporary impairment charges related to MBS sold in 2008. We recognized $20.5 million of other-than–temporary impairment charges in 2007 related to deterioration in credit quality on certain MBS investments during the second half of 2007.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recognized other-than-temporary impairment charges of $62.6 million relating to marketable equity securities and cost method investments in 2008. In comparison, we recognized other-than temporary impairment charges of $32.4 million relating to marketable equity securities and cost method investments in 2007.

The realized losses recognized in 2008 were primarily the result of the liquidation of $3.1 billion of MBS during 2008 at a net loss of $255.9 million, which included $100.9 million in previously recognized other-than-temporary impairment, offset by net realized gains from the sale and exchange of merchant banking investments of $1.2 million. The realized losses recognized in 2007 were primarily the result of the liquidation of $5.8 billion of agency-backed MBS during the third quarter of 2007 and additional sales during 2007 at a loss of $47.2 million offset by net realized gains from the sale and exchange of merchant banking investments of $25.6 million.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges under SFAS 133. These derivatives primarily include hedges relating to the financing for certain MBS positions and the mortgage loan portfolio.

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments. See Note 4 to the financial statements for further information on investment funds, other gains and losses, as well as realized gains on sales of equity investments and MBS.

As a result of the deconsolidation of First NLC, the net investment loss from mortgage banking activities decreased significantly. The components of net investment income from mortgage banking activities are as follows (dollars in thousands):

	For the year ended December 31,
	2008	2007
Gross gain from loan sale transactions, including hedge activities	$496	$15,518
Provision for losses, including repurchase and premium recapture and lower of cost or market valuation allowances	(33)	(239,321)
Direct loan origination costs, net of fees earned	—	1,771

	$463	$(222,032)

Other revenues decreased 57.6% from $15.8 million in 2007 to $6.7 million in 2008 primarily due to a decrease in interest income due to a reduction in interest rates on balances held at our broker dealer.

Interest expense unrelated to our principal investing, mortgage banking, warehouse financing and brokerage activities primarily relates to long-term debt issued through FBR TRS Holdings and short-term financing. These costs decreased from $33.2 million in 2007 to $22.2 million in 2008. In 2007 there was interest expense related to $60.0 million in short-term borrowings related to the First NLC recapitalization agreement.

Total non-interest expenses decreased 49.3% from $846.1 million in 2007 to $428.8 million in 2008. This decrease was caused by the following fluctuations in non-interest expenses:

Compensation and benefits expense decreased 31.1% from $361.4 million in 2007 to $248.9 million in 2008. This decrease is primarily due to a $83.7 million decrease in variable compensation associated with decreased investment banking revenues, a decrease in compensation due to deconsolidation of First NLC and the reduction in headcount, offset by related severance costs and increased stock based compensation.

Professional services decreased 26.4% from $55.7 million in 2007 to $41.0 million in 2008 primarily due to decreased costs associated with the lower volume of investment banking transactions and a reduction in sub-advisory fees as a result of the decrease in mutual fund assets under management and the deconsolidation of First NLC.

Business development expenses decreased 29.4% from $43.5 million in 2007 to $30.7 million in 2008. This decrease is primarily due to a decrease in costs associated with the lower volume of investment banking transactions and the deconsolidation of First NLC.

Clearing and brokerage fees increased 12.8% from $12.5 million in 2007 to $14.1 million in 2008. The increase is due to costs associated with increased equity trading volumes and revenues.

Occupancy and equipment expense decreased 34.0% from $52.3 million in 2007 to $34.5 million in 2008. The decrease is primarily the result of the deconsolidation of First NLC partially offset by increases in software licensing fees and the investments made to upgrade our technology.

Communications expense decreased 15.0% from $28.7 million in 2007 to $24.4 million in 2008 primarily due to the deconsolidation of First NLC partially offset by increased costs related to market data and customer trading services.

Other operating expenses decreased 57.1% from $82.2 million in 2007 to $35.3 million in 2008. This change was primarily due to the deconsolidation and reduction in legal costs related to First NLC. In addition, the decrease is due to elimination of loan servicing and administrative expenses, and mortgage and other insurance primarily associated with the sale of our on-balance sheet securitized loans in the fourth quarter of 2007.

In response to the deterioration in the non-prime mortgage industry, First NLC initiated various restructuring activities during the year ended December 31, 2007. For the year ended December 31, 2007, the Company recorded a charge of $101.7 million related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. This charge included a write-down of $65.0 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded estimated fair value of these assets. The remaining charge of $36.7 million primarily relates to the termination of employees and certain facility and equipment leases. There were no related activities during 2008.

In 2007, we recognized impairment of goodwill associated with our principal investment segment of $108.0 million. This impairment was the result of continued losses generated by this segment over recent years as well as current market conditions affecting the activities of this segment. These factors have had a significant impact on the decline in fair value of the Company attributed to the principal investment segment resulting in a write-down of the goodwill balance to zero. The Company recorded no such impairments during 2008.

The total income tax provision changed from a $22.9 million tax expense in 2007 to a $1.6 million benefit in 2008 due to the current year losses at the Company’s former taxable REIT subsidiaries. Our tax provision relates to losses generated by our former taxable REIT subsidiaries, and our effective tax rate relating to this loss was 1.6% in 2008 as compared to 8.5% in 2007. The effective tax rates for the year ended December 31, 2008 and 2007, represent adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and liabilities, the reversal of a negative investment in First NLC, and the recording of a deferred tax liabilities on the investment in FBR Capital Markets.

Minority interest in (losses) earnings of consolidated subsidiary represents the proportionate share of FBR Capital Markets’ net loss in 2008 and net income in 2007 that was allocated to the minority interest holders of FBR Capital Markets. During the years ended December 31, 2008 and 2007, $(86.9) million of losses and $0.8 million of income, respectively, were deducted from consolidated results.

Comparison of the Years Ended December 31, 2007 and 2006

Net loss increased from a loss of $68.7 million in 2006 to a $658.6 million loss in 2007. The increase in net loss was primarily attributed to an increase in operating losses of our mortgage banking and principal investment segments. The results of our mortgage banking segment included an increase in provisions for repurchase obligation and lower of cost or market valuation adjustment on non-securitized mortgage loans of $189.3 million, decrease in gross gains on sale of mortgage loans of $143.0 million, impairment of goodwill and costs associated with a reduction in workforce and termination of certain leases. The results of our principal investment segment included losses of $52.7 million for the year ended December 31, 2007, which is primarily related to losses incurred in the sale of $5.8 billion of MBS in the third quarter of 2007. We recognized $119.9 million in lower of cost or market adjustments prior to sale of the securitized mortgage loan portfolio. In addition, we recorded an impairment of goodwill of associated with our principal investment segment of $108.0 million during the year ended December 31, 2007. Operating results from the mortgage banking and principal investment segments was partially offset by the operating results of our capital markets segment and a gain on a sale of 12.7 million shares of FBR Capital Markets of $104.1 million. Our capital markets segment increased its profitability by $57.6 million which is primarily attributable to increases investment banking revenues and principal transactions and agency commissions from institutional brokerage. The increase in net loss was also attributable to the change in income taxes from a $14.7 million tax benefit in 2006 to a $22.9 million tax provision in 2007 as a result of higher profitability in our capital markets segment.

The Company’s net revenues decreased 71.7% from $378.9 million in 2006 to $107.2 million in 2007 due to the following changes in revenues and interest expense.

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

Revenues from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense, totaled $(331.0) million for 2007 compared to $66.5 million for 2006. The decrease in net revenues is primarily the result of a decrease in the interest spread and a decrease in net investment income from mortgage banking activities, as summarized below (dollars in thousands).

	For the year ended December 31,
	2007	2006
Net interest income	$104,278	$152,231
Net investment loss—principal investing	(216,429)	(184,035)
Dividend income	3,173	14,551
Net investment (loss) income—mortgage banking	(222,032)	83,786

	$(331,010)	$66,533

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	For the year ended December 31, 2007			For the year ended December 31, 2006
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
MBS	$4,482,460	$257,744	5.75%	$3,727,748	$206,477	5.54%
Mortgage loans	4,098,342	275,186	6.72%	6,734,153	469,192	6.97%
Reverse repurchase agreements	—	—	—	151,950	8,442	5.48%

	$8,580,802	532,930	6.21%	$10,613,851	684,111	6.45%

Other(1)		15,569			6,542

		548,499			690,653
Repurchase agreements	$1,741,603	(93,067)	(5.27)%	$839,446	(43,867)	(5.15)%
Commercial paper	2,329,105	(127,070)	(5.38)%	2,610,719	(136,738)	(5.17)%
Mortgage financing credit facilities	594,555	(36,901)	(6.12)%	1,043,776	(61,221)	(5.79)%
Securitization	3,434,187	(208,615)	(5.99)%	5,593,131	(319,980)	(5.64)%
Derivative contracts(2)	—	21,432		—	23,384

	$8,099,450	(444,221)	(5.48)%	$10,087,072	(538,422)	(5.34)%

Net interest income/spread		$104,278	0.73%		$152,231	1.11%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

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

As shown in the table above, net interest income decreased by $48.0 million from 2006 to 2007. This decrease was due to a decrease in the average balance of mortgage loans which have higher yields than those earned on our MBS portfolio offset by increased borrowing costs due to continued increases in short term interest rates. Amortization expense totaled $11.1 million in 2007 compared to $37.9 million in 2006. This decrease in amortization expense was a result of both the repositioning of the MBS portfolio during 2006 and 2007 and the reclassification of the mortgage loans held at the parent company from held for investment to held for sale during 2006.

Net interest income from the MBS portfolio increased by $2.0 million from $33.7 million in 2006 to $35.7 million in 2007 due to an increase in the average balance.

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

The Company realized a net investment loss of $216.4 million during 2007 compared to net investment loss of $184.0 million in 2006. The following table summarizes the components of net investment loss (dollars in thousands):

	For the year ended December 31,
	2007	2006
Securitized mortgage loans held-for-sale—lower of cost or market adjustments	$(119,900)	$(149,823)
Available for sale and cost method securities—other-than-temporary impairments	(52,928)	(79,665)
Realized (losses) gains on sale of equity investments and MBS	(21,599)	39,681
Income from investments funds	2,789	3,244
(Losses) gains on investment securities—marked-to-market, net	(1,376)	4,994
Residual investment write-down	(3,602)	—
Other, net	(19,813)	(2,466)

	$(216,429)	$(184,035)

In determining the lower-of-cost or market value of the securitized mortgage loans, the Company considered various factors affecting the overall value of the portfolio, including but not limited to factors such as prepayment speeds, default rates, loss assumption, geographic locations, collateral values and mortgage insurance coverage. Based on such factors, the Company assessed the present value of expected loan cash flows considering the specific characters of each individual loan. Significant assumptions used by the Company in determining this value were supported by comparison to market date for similar portfolio and transaction, when available. During the fourth quarter of 2007 the Company completed the sale of the securitized mortgage loans. Pursuant to this sale agreement, the Company sold its financial interests in the securitized loans and surrendered control over the loans and all of its rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale transaction, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were transferred from the Company’s balance sheet. The Company recognized a gain from the sale of the securitized mortgage loans of $9.7 million in the fourth quarter of 2007 that is included in principal investing net investment loss. Considering other costs associated with the securitization trusts recognized during the fourth quarter of 2007, the sale did not have material impact on the Company’s operating results for the fourth quarter of 2007.

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

The realized losses recognized in 2007 were primarily the result of the liquidation of $5.8 billion of agency-backed MBS during the third quarter of 2007 and additional sales during 2007 at a loss of $47.2 million offset by net realized gains from the sale and exchange of merchant banking investments of $25.6 million. The realized gains of $39.2 million in 2006 related primarily to the sale of merchant banking investments.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges under SFAS 133. These derivatives primarily include hedges relating to the financing for certain MBS positions and the mortgage loan portfolio.

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments. See Note 4 to the financial statements for further information on investment funds, other gains and losses, as well as realized gains on sales of equity investments and MBS.

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

Communications expense increased 17.6% from $24.4 million in 2006 to $28.7 million in 2007 primarily due to increased costs related to market data and customer trading services. In addition, the increase reflected the Company’s investment in its technology infrastructure including its data center and disaster recovery systems.

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

We recognized an impairment of goodwill associated with our principal investment segment of $108.0 million. This impairment was the result of continued losses generated by this segment over recent years as well as current market conditions affecting the activities of this segment. These factors have had a significant impact on the decline in fair value of the Company attributed to the principal investment segment resulting in a write-down of the goodwill balance to zero.

The total income tax provision changed from a $14.7 million tax benefit in 2006 to a $22.9 million tax expense in 2007 due to the current year income at the Company’s former TRSs. Our tax provision relates to income generated by our former TRSs, and our effective tax rate relating to this income was 8.5% in 2007 as compared to 20% in 2006. The effective tax rate for the year ended December 31, 2007, represents adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and liabilities, differential in the book losses of a subsidiary compared to the tax loss, and differential in the book gain on sale of subsidiary stock compared to the tax gain. The effective tax rate for the year ended December 31, 2006, represents adjustments to statutory tax rates related to the gain on sale of subsidiary stock which is not taxable for federal purposes.

Minority interest in earnings (losses) of consolidated subsidiary represents the proportionate share of FBR Capital Markets’ net income in 2007 and net loss in 2006 that was allocated to the minority interest holders of FBR Capital Markets. During the year ended December 31, 2007 and 2006, $0.8 million of income and $(2.8) million of losses, respectively, was deducted from consolidated results.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. Our primary sources of funds for liquidity have historically consisted of short-term borrowings (e.g., commercial paper issued by Georgetown Funding, repurchase agreements and other short-term mortgage financing facilities), securitization financings, principal and interest payments on MBS and mortgage loans, dividends on equity securities, proceeds from sales of MBS and mortgage loans, internally generated funds, equity capital contributions and credit provided by banks, clearing brokers and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, a substantial portion of which are held by FBR Capital Markets, shares of our subsidiary companies, internally generated funds, borrowing capacity through margin accounts and repurchase agreements and future issuances of common stock, preferred stock or debt securities. Due to the crisis in the sub-prime mortgage market, the liquidity and credit market experienced unprecedented disruptions in 2007, which have continued through 2008. As a result, the availability of third-party sources of liquidity, including short-term commercial paper borrowings, was limited as of December 31, 2008.

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. Additionally, our access to funds held by FBR Capital Markets and its subsidiaries is subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors. We cannot guarantee that we will be able to access these funds. Regulatory requirements applicable to FBR Capital Markets’ broker-dealer subsidiaries could also limit our ability to access funds held by FBR Capital Markets and its subsidiaries. We cannot guarantee that we will be able to access funds from our subsidiaries to meet our obligations as they come due. If we cannot obtain funding from third parties or from our subsidiaries, our results of operations could be negatively impacted.

Cash Flows

As of December 31, 2008, the Company’s cash and cash equivalents totaled $254.7 million representing a net decrease in the balance of $692.4 million for the year ended December 31, 2007. Of the $254.7 million of cash and cash equivalents, $207.8 million was held by FBR Capital Markets. The Company’s use of funds, including cash and other liquid securities, held by FBR Capital Markets and its subsidiaries is subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors. We cannot guarantee that we will be able to access these funds.

Cash used in operating activities of $75.7 million during 2008 was offset by net cash inflows of $316.6 million from investing activities and net cash outflows of $678.6 million from financing activities. Cash used in operating activity was attributable primarily to cash operating losses and net changes in operating assets and liabilities. Furthermore, cash provided by investing activities and used in financing activities primarily reflect net reductions in the MBS and related liabilities during 2008.

Our investing activities during 2008 included proceeds from sales of, and receipt of principal payments from, MBS totaling $3.2 billion. These cash inflows were offset by $2.3 billion of MBS and $550.0 million of U.S. Treasury bond purchases. The Company’s 2008 investing activities did not include any new investments in mortgage loans to be held for investment. Similarly, the Company’s financing activities reflected net repayments of repurchase agreement borrowings of $618.8 million and $26.6 million related to the extinguishment of long-term debt during 2008.

As of December 31, 2007, the Company’s cash and cash equivalents totaled $692.4 million representing a net increase in the balance of $502.4 million for the year then ended. The increase was primarily attributable to the sale of mortgaged-backed securities at FBR Capital Markets with the proceeds being reinvested in money market funds as well as sales of MBS at the REIT. Of the $692.4 million of cash and cash equivalents, $383.6 million was held by FBR Capital Markets and $9.9 million was held at First NLC.

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreement and commercial paper borrowings, when available. Excess cash is used to pay down short-term borrowings, and cash is provided by increasing short-term borrowings within the Company’s leverage policies. Additionally, MBS may be liquidated within relatively short time periods to provide additional liquidity.

Sources of Funding

We believe that our existing cash balances, net investments in agency MBS, cash flows from operations, borrowing capacity and other sources of liquidity including shares of our subsidiary companies, should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. As discussed above, due to the crisis in the sub-prime mortgage market, the liquidity and credit market experienced unprecedented disruptions in 2008. As a result, availability in third-party sources of liquidity was limited as of December 31, 2008.

As of December 31, 2008, the Company’s liabilities totaled $1.4 billion. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements, borrowings with several financial institutions and long-term debentures issued through FBR TRS Holdings. Such long-term debt issuances have totaled $251.7 million as of December 31, 2008. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.25%, mature in thirty years, and are redeemable by us, in whole or in part, without penalty after five years. As of December 31, 2008, we had $254.4 million of long-term debt.

As discussed above, on October 23, 2008, the Company announced its plan to downsize its MBS portfolio in order to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of its long-term debt. Consistent with this strategy, the Company extinguished $65.8 million of long-term debt for a gain of $39.1 million and the Company further reduced its MBS portfolio by $1.6 billion at a net loss of $209.5 million, which included $100.9 million in previously recognized other-than-temporary impairment, related to further decline in the MBS value during 2008. Subsequent to December 31, 2008, the Company continued to extinguish an additional $201.7 million of long-term debt at a gain of $131.5 million and further reduced its MBS portfolio by $56.1 million at a loss of $1.1 million, substantially completing the strategy announced on October 23, 2008. In addition, FBR Capital Markets also liquidated its remaining MBS portfolio of $454.3 million and related interest rate caps and repurchase agreements, recognizing an aggregate net investment loss of $1.0 million.

The Company also has short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of U.S. Treasury bonds, agency-backed MBS and agency CMOs. As of December 31, 2008, the interest rates under these agreements are between 0.10% to 2.50% based on the nature of the collateral.

Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would represent an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

In the event that market conditions are such that we are unable to obtain financing for our investments in MBS in amounts and at interest rates consistent with our financing objectives, to the extent deemed appropriate, we may use cash to finance our investments or we may liquidate such investments. Accordingly, depending on market conditions, the Company may incur losses on any such sales of MBS.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings and mortgage financing facilities as of the periods indicated (dollars in thousands).

	December 31, 2008		December 31, 2007
	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)
Outstanding balance	$1,063,040	$—	$1,681,822	$62,555
Weighted-average rate	0.44%	—%	5.00%	6.16%
Weighted-average term to maturity	14.3 days	NA	20.0 days	NA

(1)	Under these mortgage financing agreements, which expire or may be terminated by the Company or the counterparty within one year, the Company may finance mortgage loans for up to 180 days. The interest rates on these borrowings reset daily.

Assets

Our principal assets consist of MBS, U.S. Treasury bonds, cash and cash equivalents, receivables, long-term investments and securities held for trading purposes. As of December 31, 2008, liquid assets consisted primarily of cash and cash equivalents of $254.7 million, $207.8 million of which was held by FBR Capital Markets, and net investments in MBS, excluding FBR Capital Markets’ holdings, of $43.0 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s total assets decreased from $2.9 billion at December 31, 2007 to $1.6 billion as of December 31, 2008. The decrease in total assets reflects the results of implementing the Company’s plan as previously discussed.

Long-term investments have primarily consisted of investments in marketable equity and non-public equity securities, and managed partnerships (including hedge, private equity, and venture capital funds), in which we serve as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly-traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

As of December 31, 2008, the total par and fair value of the MBS portfolio was $594.3 million. As of December 31, 2008, the weighted average coupon of the portfolio was 2.44%.

Net unrealized losses related to our merchant banking investments included in accumulated other comprehensive loss in our balance sheet totaled $0.2 million as of December 31, 2008. If and when we liquidate these or determine that a decline in value of these investments below our cost basis is other-than-temporary, a portion or all of the gains or losses will be recognized as a gain or loss in the statement of operations during the period in which the liquidation or determination is made. Our investment portfolio is exposed to potential future downturns in the markets and private equity securities are exposed to deterioration of credit quality, defaults, and downward valuations. On a quarterly basis, we review the valuations of our private equity investments. If and when we determine that the net realizable value of these investments is less than our carrying value, we will reflect the reduction as an investment loss.

Regulatory Capital

FBR & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of FINRA (formerly the National Association of Securities Dealers, Inc.). Additionally, FBRIL, our U.K. broker-dealer, is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA, respectively. As of December 31, 2008, FBR & Co. had total regulatory net capital of $48.9 million, which exceeded its required net capital of $6.1 million by $42.8 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

During 2008 we did not declare or pay dividends. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt(1)	$970	$970	$970	$—	$—	$251,447	$254,357
Minimum rental and other contractual commitments	18,710	17,138	10,767	10,222	10,069	16,284	83,190
Capital commitments and other(2)	—	—	—	—	—	—	—

	$19,680	$18,108	$11,737	$10,222	$10,069	$267,731	$337,547

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through FBR TRS Holdings. Based on the weighted average interest rate of 5.65% as of December 31, 2008, approximately $3.6 million accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2009. Interest on the $251.7 million of long-term debt floats based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035.
(2)	The table above excludes $2.5 million of uncalled capital commitments as of December 31, 2008 to various investment partnerships that may be called over the next ten years. This commitment was $3.8 million at December 31, 2007. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include reserves for income taxes of $1.3 million that are not contractual obligations by nature. We cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

The Company also has short term repurchase agreement liabilities of $1.1 billion as of December 31, 2008. See Note 7 to the financial statements for further information.

Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our investments in MBS and equity investments. Except for trading securities held by FBR & Co., none of these investments is held for trading purposes.

Interest Rate Risk

Leveraged MBS and Mortgage Loans

The Company is primarily subject to interest-rate risk as a result of its principal investment activities. Historically, the Company also was subject to interest rate risk as a result of its mortgage banking activities. Through its principal investment activities, the Company invests in agency-backed MBS and agency CMOs and finances those investments with repurchase agreement and commercial paper borrowings, when available, both of which are interest rate sensitive financial instruments. Current conditions in the credit markets may make it impracticable for us to obtain short-term commercial paper financing for our agency-backed MBS and agency

CMOs. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company attempts to hedge a portion of its exposure to interest rate fluctuations primarily through the use of interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The counterparties to the Company’s derivative agreements at December 31, 2008 are U.S. financial institutions. The Company assesses and monitors the counterparties’ non-performance risk and credit risk on a regular basis.

The Company’s primary risk is related to changes in both short and long-term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of the Company’s derivative instruments, including economic hedges and instruments designated as cash flow hedges. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts.

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

The table that follows shows the expected change in fair value for the Company’s current MBS (primarily agency-backed MBS and, to a lesser extent, private-label MBS at December 31, 2008) and derivatives related to the Company’s principal investing activities under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at December 31, 2008.” Management’s estimate of change in value for MBS are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 1.11 in a rising interest rate environment and 0.97 in a declining interest rate environment.

The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages underlying the MBS, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions (dollars in thousands, except per share amounts).

	Value at December 31, 2008	Value at December 31, 2008 with 100 basis point increase in interest rates	Percent Change	Value at December 31, 2008 with 100 basis point decrease in interest rates	Percent Change
Assets
MBS	$594,294	$587,680	(1.11)%	$600,041	0.97%
Other	965,997	965,997	—	965,997	—

Total assets	1,560,291	1,553,677	(0.42)%	1,566,038	0.37%

Liabilities
Repurchase agreements and commercial paper	$1,063,040	$1,063,040	—	$1,063,040	—
Other	353,995	353,995	—	353,995	—

Total liabilities	1,417,035	1,417,035	—	1,417,035	—
Minority interest	129,673	129,673	—	129,673	—
Shareholders’ equity	13,583	6,969	(48.69)%	19,330	42.31%

Total liabilities and shareholders’ equity	$1,560,291	$1,553,677	(0.42)%	$1,566,038	0.37%

Book value per share	$0.09	$0.05	(48.69)%	$0.13	42.31%

As shown above, the Company’s portfolio of MBS generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates.

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of December 31, 2008 (dollars in thousands, except per share amounts).

	Value at December 31, 2008	Value of Equity at December 31, 2008 with 10% Increase in Price	Percent Change	Value of Equity at December 31, 2008 with 10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$1,043	$1,147	10.00%	$939	(10.00)%
Equity method investments	14,730	16,203	10.00%	13,257	(10.00)%
Trading securities-equities	3,919	4,311	10.00%	3,527	(10.00)%
Other	1,540,599	1,540,599	—	1,540,599	—

Total assets	$1,560,291	$1,562,260	0.13%	$1,558,322	(0.13)%

Liabilities	$1,417,035	$1,417,035	—	$1,417,035	—

Minority Interest	$129,673	$130,514	0.65%	$128,832	(0.65)%
Shareholders’ Equity
Common stock	1,592	1,592	—	1,592	—
Paid-in-capital	1,493,130	1,493,130	—	1,493,130	—
Accumulated other comprehensive income	(118)	(14)	(88.39)%	(222)	88.39%
Accumulated retained deficit	(1,481,021)	(1,479,997)	(0.07)%	(1,482,045)	0.07%

Total shareholders’ equity	13,583	14,711	8.31%	12,455	(8.31)%

Total liabilities and shareholders’ equity	$1,560,291	$1,562,260	0.13%	$1,558,322	(0.13)%

Book value per share	$0.09	$0.10	8.35%	$0.08	(8.35)%

Except to the extent that the Company sells its marketable equity securities or other long-term investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect the Company’s earnings; however, an increase or decrease in the value of equity method investments, investment securities-marked to market, as well as trading securities will directly effect the Company’s earnings.

High Yield and Non-Investment Grade Debt and Preferred Securities

We may from time-to-time underwrite, trade, invest in, and make markets in high-yield corporate debt securities and preferred stock of below investment grade-rated companies. For purposes of this discussion, non-investment grade securities are defined as preferred securities or debt rated BB+ or lower, or equivalent ratings, by recognized credit rating agencies, as well as non-rated securities or debt. Investments in non-investment grade securities generally involve greater risks than investment grade securities due to the issuer’s creditworthiness and the comparative illiquidity of the market for such securities. As of December 31, 2008, we have not underwritten, traded in or made a market in a material amount of these securities.

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

Principal Investing Segment Marketable Securities

The Company accounts for its long-term investments in MBS and marketable equity securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 requires that investments in debt securities be designated at the time of acquisition as “held-to-maturity,” “available-for-sale” or “trading,” and investments in equity securities be designated as either “available-for-sale” or “trading.” Nearly all of the Company’s long-term MBS and marketable equity securities are designated as available-for-sale and are carried at their estimated fair values with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss, a component of stockholders’ equity. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise.

The Company evaluates available-for-sale securities and equity securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our MBS and our long-term investments in marketable equity securities can fluctuate significantly. In evaluating these investments for other-than-temporary impairment consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, which for MBS may be maturity. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings (as opposed to through other comprehensive income in the case of marketable equity securities, as such temporary changes in fair value would be).

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

For the year ended December 31, 2008, the Company recorded other-than-temporary impairment write-downs of $110.8 million, net of $100.9 million in other-than-temporary impairment write-downs on sold MBS, in the MBS portfolio. The fair value of investments in the MBS portfolio totaled $594.3 million and as a result of recording other-than-temporary impairment write-downs, the Company had no remaining unrealized gains or losses with respect to these investments as of December 31, 2008.

Regarding the Company’s investments in marketable equity securities, as part the assessments performed at each reporting period during 2008, the Company recorded other-than-temporary impairment write-downs of $2.8 million. The equity security write-downs related primarily to investments in the non-prime mortgage sector. As of December 31, 2008, the Company’s investments in marketable equity securities totaled $1.0 million and the net unrealized loss recorded in other comprehensive income and loss with respect to these investments was $0.2 million.

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

The Company evaluates its investments in equity securities of non-public companies and its restricted investments in publicly traded securities at each reporting date or more frequently when economic or market concerns warrant such evaluation. In evaluating these investments for other-than-temporary impairment consideration is given to the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As part of the assessments performed at each reporting period during 2008, for investments carried at cost, the Company recorded other-than-temporary impairment write-downs of $59.8 million. These write-downs related primarily to investments in the non-prime mortgage sector. As of December 31, 2008, the Company’s investments in equity securities accounted for under the cost method investments totaled $39.2 million.

Accounting for Taxes Including REIT Compliance Related Matters

The parent Company, FBR Group, historically has elected to be treated as a REIT under the Internal Revenue Code. As a REIT, FBR Group was not subject to federal income tax at the parent Company level to the extent that it distributed its taxable income to its shareholders and complied with certain other requirements. Other requirements included distribution of at least 90% of the REIT’s taxable income, and meeting certain percentage requirements for assets and income that effectively served to focus FBR Group’s investments into real estate, including MBS, and other portfolio investments. Holdings of non-real estate and portfolio investments were limited. No more than 20% of the value of FBR Group’s total assets could consist of securities of one or more TRSs, discussed below. FBR Group distributed 100% of its REIT taxable income, so no income taxes have been provided for on its book income. In order to use the NOLs incurred at the parent level to offset anticipated taxable income of its former TRSs, FBR Group revoked its REIT election effective as of January 1, 2009. As a result, FBR Group is currently taxed as a C corporation for federal income tax purposes and will file a consolidated federal income tax return with its former TRSs (other than FBR Capital Markets and its subsidiaries).

Even prior to revocation of FBR Group’s REIT status, FBR Group’s former TRSs were subject to normal corporate income taxes. The financial statements include a provision for current and deferred taxes on the book income of our former TRSs. The former TRSs, including FBR TRS Holdings, Inc. and FBR Capital Markets, elected to file consolidated federal income tax returns. We have endeavored to treat all transactions and shared expenses between the REIT and our former TRSs at arm’s-length. There are no distribution requirements applicable to the former TRSs, and after-tax earnings may be retained.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141R). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. Effective January 1, 2009, the minority interest component of our balance sheet will be reclassified as a component of shareholders’ equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in our financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Early application is permitted. Because SFAS 161 impacts our disclosure and not our accounting treatment for derivative instruments and related hedged items, our adoption of SFAS 161 will not impact our financial condition or operating results.

In February 2008, the FASB issued Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS140-3). FSP FAS 140-3 provides guidance on whether a transfer of a financial asset and a repurchase agreement financing entered into with the same counterparty should be accounted for as separate transactions. FSP FAS 140-3 requires that such transactions be considered part of the same arrangement (i.e., a linked transaction) under FASB Statement 140, unless certain criteria are met. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Our adoption of FAS 140-3 is not expected to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The adoption of FSP FAS 142-3 is not expected to have a significant impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Earlier application is not permitted. The adoption of FSP EITF No. 03-6-1 is not expected to have a significant impact on our consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. Our adoption of FSP FAS 157-3 did not impact our financial condition or operating results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2008, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Changes In Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On October 23, 2008, we announced our plan to downsize the MBS portfolio in order to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of long-term debt. We also announced that we have retained financial advisors to evaluate strategic alternatives for the purpose of maximizing the value of our assets and liabilities including all of the trust preferred debt. Potential strategic alternatives include the sale of the Company or the assets or the distribution of the assets to shareholders. Consistent with this strategy, during the twelve months ended December 31, 2008, we extinguished approximately $65.8 million of long-term debt at a gain of approximately $39.1 million and disposed of approximately $1.6 billion of MBS from our MBS portfolio at a net loss of approximately $108.6 million. Subsequent to December 31, 2008, we extinguished an additional $201.7 million of long-term debt at a gain of approximately $131.5 million and disposed of an additional $56.1 million of MBS from our MBS portfolio at a loss of $1.1 million, substantially completing the strategy announced on October 23, 2008. In addition, FBR Capital Markets also liquidated its remaining MBS portfolio of $454.3 million and related interest rate caps and repurchase agreements, recognizing an aggregate net investment loss of $1.0 million. We also liquidated $550.0 million of U.S. Treasury bonds and extinguished related repurchase agreement borrowings, recognizing no gain or loss from the transaction.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2009 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The Friedman Billings Ramsey Group, Inc. consolidated financial statements for the year ended December 31, 2008, included in Part II, Item 8, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)

•	Consolidated Balance Sheets—Years ended 2008 and 2007 (page F-3)

•	Consolidated Statements of Operations—Years ended 2008, 2007 and 2006 (page F-4)

•	Consolidated Statements of Changes in Shareholder’s Equity—Years ended 2008, 2007 and 2006 (page F-5)

•	Consolidated Statements of Cash Flows—Years ended 2008, 2007 and 2006 (page F-8)

•	Notes to Consolidated Financial Statements (page F-10)

(2) Financial Statement Schedules. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Title
2.01	Agreement and Plan of Merger dated as of November 14, 2002, by and among the Registrant, FBR Asset Investment Corporation and Forest Merger Corporation (incorporated by reference to Annex A to the joint proxy statement/prospectus which is a part of Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-101703))

3.01	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 31, 2003, as amended May 15, 2003).

3.02	Bylaws, amended as of March 20, 2007 (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed on May 10, 2007).

4.01	Form of Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.02	Form of Senior Indenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.03	Form of Senior Debt Security (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.04	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 333-107731)).

4.05	Form of Subordinated Debt Security (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3 (File No. 333-107731)).

10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement filed on April 29, 2004).*

10.02	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107)).*

Exhibit Number	Exhibit Title
10.03	FBR Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.03 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999).*

10.04	Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107)).*

10.05	Amended FBR Key Employee Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2007.*

10.06	Agreement between Friedman Billings Ramsey Group, Inc., FBR Capital Management, Inc., Orkney Holdings, Inc., Friedman, Billings, Ramsey Investment Management, Inc. and Chevy Chase Bank, F.S.B. (incorporated by reference to Exhibit 10.09 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.07	Securities Purchase Agreement, dated as of January 10, 2005, by and among Friedman, Billings, Ramsey Group, Inc., FNLC Financial Services, Inc., NLC Financial Services, LLC, Neal S. Henschel, Jeffrey M. Henschel, Benjamin Henschel, Andrew Henschel and Sun Mortgage Partners, L.P. (incorporated by reference to Exhibit 10.08 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.08	Letter Agreement, dated as of June 22, 2006, by and among the Registrant, FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings LLC and Forest Holdings (ERISA) LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2006).

10.09	Contribution Agreement, dated July 20, 2006, by and between FBR TRS Holdings, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2006).

10.10	Corporate Agreement, dated July 20, 2006, by and between FBR Capital Markets Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2006).

10.11	Services Agreement, dated as of July 20, 2006, by and between Friedman, Billings, Ramsey Group, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 26, 2006).

10.12	Tax Sharing Agreement, dated as of July 20, 2006, by and between the FBR TRS Holdings, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 26, 2006).

10.13	Trademark License Agreement, dated as of July 20, 2006, by and between Friedman, Billings, Ramsey Group, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 26, 2006).

10.14	Investment Agreement, dated as of July 19, 2006, by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC and FBR Capital Markets Corporation and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 26, 2006).

10.15	Governance Agreement, dated as of July 20, 2006, by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC, FBR TRS Holdings, Inc. and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on July 26, 2006).

10.16	Voting Agreement, dated as of July 20, 2006, by and among by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC, FBR Capital Markets Corporation, FBR TRS Holdings and Friedman, Billings, Ramsey Group, Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on July 26, 2006).

Exhibit Number	Exhibit Title
10.17	Professional Services Agreement, dated as of July 20, 2006, by and between Crestview Advisors L.L.C. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on July 26, 2006).

10.18	Registration Rights Agreement, dated as of July 20, 2006, by and among Forest Holdings LLC, Forest Holdings (ERISA) LLC and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on July 26, 2006).

10.19	Stock Option Agreement, dated as of July 20, 2006, by and between FBR Capital Markets Corporation and Forest Holdings LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on July 26, 2006).

10.20	Stock Option Agreement, dated as of July 20, 2006, between FBR Capital Markets Corporation and Forest Holdings (ERISA) LLC (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on July 26, 2006).

10.21	FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on July 26, 2006).*

10.22	Form of FBR Capital Markets Corporation Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on July 26, 2006).*

10.23	Form of FBR Capital Markets Corporation Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on July 26, 2006).*

10.24	FBR Capital Markets Corporation 2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on March 1, 2007).*

10.25	Amendment No. 1 to Corporate Agreement, dated April 5, 2007, between the FBR Capital Markets Corporation and Friedman, Billings Ramsey Group, Inc. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on February 29, 2007).

10.26	2007 Employee Stock Purchase Plan, amended as of April 23, 2007 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on February 29, 2007).*

10.27	Recapitalization Agreement, dated as of July 25, 2007, by and among Friedman, Billings, Ramsey Group, Inc., FNLC Financial Services, Inc., NLC Holding Corp. and First NLC Financial Services, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2007).

10.28	Loan and Security Agreement, dated as of July 25, 2007, by and among First NLC Financial Services, LLC, as Borrower, NLC Holding Corp., as Lender, FNLC Financial Services, Inc., as Lender, Friedman, Billings, Ramsey Group, Inc., for the limited purpose of any fraud claims, and NLC Holding Corp., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 31, 2007).

10.29	Amendment No. 1 to FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on February 29, 2008).*

10.30	Retention Incentive Agreement, dated April 30, 2008, by and between FBR Capital Markets Corporation and Richard J. Hendrix (incorporated by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q filed on May 12, 2008).*

10.31	Employment Agreement, dated April 30, 2008, by and between Richard J. Hendrix and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.03 to the Quarterly Report on Form 10-Q filed on May 12, 2008).*

Exhibit Number	Exhibit Title
10.32	FBR Capital Markets Corporation Form of Amendment to Original 2008 Performance RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by FBR Capital Markets Corporation on August 21, 2008).*

10.33	FBR Capital Markets Corporation Form of August 2008 Performance RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by FBR Capital Markets Corporation on August 21, 2008).*

10.34	FBR Capital Markets Corporation Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by FBR Capital Markets Corporation on August 21, 2008).*

10.35	FBR Capital Markets Corporation Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by FBR Capital Markets Corporation on August 21, 2008).*

10.36	Description of FBR Capital Markets Corporation 2008 Incentive Compensation Program (incorporated by reference to the description of such program included in Item 5.02 of the Current Report on Form 8-K filed by FBR Capital Markets Corporation on February 26, 2008).*

11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8, and Note 2 to the Registrant’s Consolidated Financial Statements).

21.01	List of Subsidiaries of the Registrant.†

23.01	Consent of PricewaterhouseCoopers LLP.†

24.01	Power of Attorney (included on the signature page to this report on Form 10-K and incorporated by reference herein)†

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

99.1	Part I, Item 1 of the FBR Capital Markets Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (incorporated by reference to Part I, Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2008 to be filed by FBR Capital Markets Corporation with the SEC on or before March 16, 2009).

99.2	Part I, Item 1A of the FBR Capital Markets Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (incorporated by reference to Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2008 to be filed by FBR Capital Markets Corporation with the SEC on or before March 16, 2009).

*	Management agreement or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN BILLINGS RAMSEY GROUP, INC.

Date: March 16, 2009	By:	/s/ ERIC F. BILLINGS
Eric F. Billings
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric F. Billings and Kurt R. Harrington and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ J. ROCK TONKEL, JR. J. ROCK TONKEL, JR.	President, Chief Operating Officer and Director	March 16, 2009

/s/ KURT R. HARRINGTON KURT R. HARRINGTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2009

/s/ DANIEL J. ALTOBELLO DANIEL J. ALTOBELLO	Director	March 16, 2009

/s/ PETER A. GALLAGHER PETER A. GALLAGHER	Director	March 16, 2009

/s/ RUSSELL C. LINDNER RUSSELL C. LINDNER	Director	March 16, 2009

/s/ RALPH S. MICHAEL III RALPH S. MICHAEL III	Director	March 16, 2009

/s/ WALLACE L. TIMMENY WALLACE L. TIMMENY	Director	March 16, 2009

/s/ JOHN T. WALL JOHN T. WALL	Director	March 16, 2009

FINANCIAL STATEMENTS OF FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

Index to Friedman, Billings Ramsey Group, Inc. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Friedman, Billings, Ramsey Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Friedman, Billings, Ramsey Group, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

March 16, 2009

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$254,653	$692,360
Restricted cash	—	14,166
Receivables:
Due from servicer	—	1,434
Interest	1,378	7,060
Other	32,571	66,863
Investments:
Mortgage-backed securities, at fair value	594,294	1,791,480
U.S. Treasury bonds, at fair value	550,000	—
Loans held for sale, net	—	65,074
Long-term investments, at fair value	1,043	52,334
Trading securities, at fair value	17,954	19,057
Other long-term investments	53,933	116,940
Derivative assets, at fair value	264	3,514
Intangible assets, net	8,943	9,837
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $40,265 and $34,014, respectively	24,442	30,451
Prepaid expenses and other assets	20,816	74,385

Total assets	$1,560,291	$2,944,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Trading account securities sold short but not yet purchased, at fair value	$8,325	$206
Repurchase agreements	1,063,040	1,744,377
Derivative liabilities, at fair value	56	3,558
Interest payable	2,064	5,746
Accrued compensation and benefits	47,259	57,000
Due to clearing broker	3,009	7,059
Accounts payable, accrued expenses and other liabilities	38,925	105,456
Short-term borrowing	—	63,981
Long-term debt	254,357	320,820

Total liabilities	1,417,035	2,308,203

Minority Interest	129,673	243,061
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 147,645,301 and 139,266,465 shares issued and outstanding, respectively	1,476	1,393
Class B Common Stock $0.01 par value, 100,000,000 shares authorized, 11,571,670 and 12,616,249 shares issued and outstanding, respectively	116	126
Additional paid-in capital	1,493,130	1,468,801
Accumulated other comprehensive loss, net of taxes	(118)	(13,071)
Accumulated deficit	(1,481,021)	(1,063,558)

Total shareholders’ equity	13,583	393,691

Total liabilities and shareholders’ equity	$1,560,291	$2,944,955

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Investment banking:
Capital raising	$76,380	$282,619	$190,187
Advisory	20,573	34,063	24,148
Institutional brokerage:
Principal transactions	20,262	10,152	5,814
Agency commissions	118,397	104,792	101,009
Mortgage trading interest	—	—	51,147
Mortgage trading net investment loss	—	—	(3,301)
Asset management:
Base management fees	15,334	23,549	20,093
Incentive allocations and fees	—	401	1,327
Principal investment:
Interest	100,284	497,256	592,912
Net investment loss	(471,714)	(216,429)	(184,035)
Dividends	1,446	3,173	14,551
Mortgage banking:
Interest	36	51,245	88,662
Net investment (loss) income	463	(222,032)	83,786
Other	6,719	15,808	20,154

Total revenues	(111,820)	584,597	1,006,454
Interest expense	85,208	477,437	611,800
Provision for loan losses	—	—	15,740

(Loss) Revenues, net of interest expense and provision for loan losses	(197,028)	107,160	378,914

Non-interest expenses:
Compensation and benefits	248,895	361,355	309,065
Professional services	40,951	55,741	59,722
Business development	30,663	43,518	42,150
Clearing and brokerage fees	14,092	12,514	11,820
Occupancy and equipment	34,492	52,302	50,051
Communications	24,420	28,690	24,398
Other operating expenses	35,312	82,246	89,377
Impairment of goodwill	—	162,765	—
Restructuring charges	—	46,985	—

Total non-interest expenses	428,825	846,116	586,583

Operating loss	(625,853)	(738,956)	(207,669)
Other income:
Gain on extinguishment of long-term debt	39,083	—	—
Gain on subsidiary share activity	7,809	104,062	121,511
Gain on disposition of subsidiary and other income	73,039	—	—

Loss before income taxes and minority interest	(505,922)	(634,894)	(86,158)
Income tax (benefit) provision	(1,592)	22,932	(14,682)
Minority interest in (loss) earning of consolidated subsidiary	(86,867)	774	(2,751)

Net loss	$(417,463)	$(658,600)	$(68,725)

Basic and diluted loss per share	$(2.76)	$(3.94)	$(0.40)

Dividends declared per share	$—	$0.15	$0.50

Basic and diluted weighted average shares outstanding	151,168,204	166,974,997	171,667,179

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Deferred Compen- sation, net	Accumulated Other Compre- hensive Loss	Retained Earnings (Accumulated Deficit)	Total	Compre- hensive Loss
Balances, December 31, 2005	159,373,483	$1,594	13,480,249	$135	$1,547,128	$(4,018)	$(15,602)	$(999)	$(224,068)	$1,304,170
Net loss	—	—	—	—	—	—	—	—	(68,725)	(68,725)	$(68,725)
Reclassification of deferred compensation to additional paid-in capital	—	—	—	—	(15,602)	—	15,602	—	—
Conversion of Class B shares to Class A shares	255,000	3	(255,000)	(3)	—	—	—	—	—	—
Issuance of Class A common stock	1,858,613	18	—	—	20,793	—	—	—	—	20,811
Repayment on employee stock purchase and loan plan receivable	—	—	—	—	—	4,203	—	—	—	4,203
Interest on employee stock purchase and loan plan	—	—	—	—	197	(197)	—	—	—	—
Stock compensation expense for stock options and employee stock purchase plan	—	—	—	—	4,976	—	—	—	—	4,976
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $458)	—	—	—	—	—	—	—	11,913	—	11,913	11,913
Net change in unrealized gain (loss) on cash flow hedges	—	—	—	—	—	—	—	(24,622)	—	(24,622)	(24,622)

Comprehensive loss											$(81,434)

Other	—	—	—	—	5,005	—	—	—	—	5,005
Dividends	—	—	—	—	—	—	—	—	(86,686)	(86,686)

Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$—	$(13,708)	$(379,479)	$1,171,045

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Employee Stock Loan Receivable	Accumulated Other Compre- hensive Loss	Retained Accumulated Deficit	Total	Compre- hensive Loss
Balances, December 31, 2006	161,487,096	$1,615	13,225,249	$132	$1,562,497	$(12)	$(13,708)	$(379,479)	$1,171,045

Net loss	—	—	—	—	—	—	—	(658,600)	(658,600)	$(658,600)
Reclassification of employee stock loan receivable to additional paid-in-capital	—	—	—	—	(12)	12	—	—	—
Conversion of Class B shares to Class A shares	609,000	6	(609,000)	(6)	—	—	—	—	—
Issuance of Class A common stock	1,143,608	11	—	—	1,259	—	—	—	1,270
Forfeitures of Class A common stock	(329,811)	(3)			(2,020)				(2,023)
Repurchase of Class A common	(23,643,428)	(236)			(109,541)				(109,777)
Stock compensation expense for stock options and employee stock purchase plan					1,052				1,052
Amortization of Class A common shares issued as stock-based awards					7,055				7,055
Equity in issuance of subsidiary common shares to employees	—	—	—	—	8,511		—	—	8,511
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $(206))	—	—	—	—	—	—	(13,821)	—	(13,821)	(13,821)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $ 1,257)	—	—	—	—	—	—	14,458	—	14,458	14,458

Comprehensive loss										$(657,963)

Dividends	—	—	—	—	—	—	—	(25,479)	(25,479)

Balances, December 31, 2007	139,266,465	$1,393	12,616,249	$126	$1,468,801	$—	$(13,071)	$(1,063,558)	$393,691

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

(Dollars in thousands)

	Class A Number of Shares	Class A Amount	Class B Number of Shares	Class B Amount	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Retained Earnings (Accumulated Deficit)	Total	Compre- hensive Loss
Balances, December 31, 2007	139,266,465	$1,393	12,616,249	$126	$1,468,801	$(13,071)	$(1,063,558)	$393,691

Net loss	—	—	—	—	—	—	(417,463)	(417,463)	$(417,463)
Conversion of Class B shares to Class A shares	1,044,579	10	(1,044,579)	(10)	—	—	—	—
Issuance of Class A common stock	7,867,619	78	—	—	432	—	—	510
Forfeitures of Class A common stock	(414,042)	(3)			(1,736)			(1,739)
Repurchase of Class A common	(119,320)	(2)			(46)			(48)
Stock compensation expense for stock options and employee stock purchase plan					108			108
Amortization of Class A common shares issued as stock-based awards					14,408			14,408
Equity in issuance of subsidiary common shares to employees	—	—	—	—	11,163	—	—	11,163
Other comprehensive income:
Net change in unrealized gain (loss) on available-for-sale investment securities (net of taxes of $-0-)	—	—	—	—	—	(227)	—	(227)	(227)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $ -0-)	—	—	—	—	—	13,180	—	13,180	13,180

Comprehensive loss									$(404,510)

Dividends	—	—	—	—	—	—	—	—

Balances, December 31, 2008	147,645,301	$1,476	11,571,670	$116	$1,493,130	$(118)	$(1,481,021)	$13,583

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(417,463)	$(658,600)	$(68,725)
Non-cash items included in net loss—
Impairment of goodwill and intangible assets	—	173,014	—
Provisions for loan losses, including loss provisions on loan sales and lower of cost or market valuation adjustments on held for sale mortgage loans	—	319,620	209,237
Premium amortization on mortgage-backed securities and loans held for investments	1,101	11,134	37,679
Gain on subsidiary share activity	(7,809)	(104,061)	(121,511)
Gain on extinguishment of long-term debt	(39,083)	—	—
Gain on disposition of subsidiary	(73,040)	—	—
Incentive allocations and fees and net investment loss from long-term investments and mortgage portfolios	459,388	55,992	39,746
Depreciation and amortization	10,866	17,177	18,116
Minority interest in (losses) earnings of consolidated subsidiary	(86,867)	774	(2,751)
Other	60,208	77,041	24,114
Changes in operating assets:
Receivables—
Due from servicer	1,038	70,006	64,838
Interest receivable	4,168	61,327	14,634
Other	28,572	16,547	(25,447)
Due from clearing broker	(4,024)	36,058	42,065
Origination and purchases of loans held for sale, net of fees	—	(2,195,782)	(7,604,602)
Cost basis on sale and principal repayments of loans held for sale	—	2,926,495	7,233,744
Trading securities	(10,067)	(2,363)	995,123
Prepaid expenses and other assets	21,007	19,512	(15,971)
Reverse repurchase agreements related to broker-dealer activities	—	—	147,918
Changes in operating liabilities:
Trading account securities sold but not yet purchased	8,118	4	(150,345)
Repurchase agreements related to broker-dealer activities, net	—	—	(929,363)
Accounts payable and accrued expenses	(29,348)	(34,320)	(29,003)
Accrued compensation and benefits	(2,480)	11,798	(22,457)

Net cash (used in) provided by operating activities	(75,715)	801,373	(142,961)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(2,338,797)	(4,989,056)	(7,924,138)
Purchases of U.S. Treasury bonds	(550,000)	—	—
Proceeds from sales of mortgage-backed securities	2,930,463	9,212,338	8,165,979
Receipt of principal payments on mortgage-backed securities	246,923	766,132	892,101
Proceeds of reverse repurchase agreements, net	—	—	135,902
Purchases of long-term investments	(7,287)	(133,220)	(49,479)
Proceeds from sales of long-term investments	39,894	133,650	208,648
Purchases and originations of loans held for investment, including loans reclassified to held for sale	—	—	(1,289)
Receipt of principal payments from loans held for investment, including loans reclassified to held for sale	—	1,302,896	2,108,137
Proceeds from sales of loans held for investment reclassified to held for sale	—	—	351,662
Proceeds from sales of real estate owned	—	153,431	36,155
Proceeds from residual interest in securitization	668	6,154	—
Purchases of fixed assets	(4,780)	(15,910)	(11,571)
Proceeds from sale of subsidiary stock	—	205,643	—
Other	(492)	(500)	—

Net cash provided by investing activities	316,592	6,641,558	3,912,107

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Repayments of long-term debt	(26,643)	(970)	(970)
(Repayments of) proceeds from repurchase agreements, net	(618,782)	(1,314,952)	1,290,432
Repayments of commercial paper, net	—	(3,971,390)	(3,025,561)
Proceeds from short-term borrowings	—	60,000	—
Repayments of temporary subordinated loan	—	—	(75,000)
Proceeds from sale of subsidiary stock, net of issuance costs	791	4,326	259,738
Dividends paid	—	(34,218)	(112,774)
Proceeds from issuance of common stock	—	483	4,700
Repurchase of common stock and subsidiary stock	(33,950)	(122,794)	—
Proceeds from securitization financing, net	—	—	34,782
Repayments of securitization financing	—	(1,545,417)	(2,197,355)
Payments for purchases of derivatives with financing element	—	(15,595)	—
Proceeds from repayment of employee stock loan receivable	—	—	4,203

Net cash used in financing activities	(678,584)	(6,940,527)	(3,817,805)

Net (decrease) increase in cash and cash equivalents	(437,707)	502,404	(48,659)
Cash and cash equivalents, beginning of year	692,360	189,956	238,615

Cash and cash equivalents, end of year	$254,653	$692,360	$189,956

Supplemental Cash Flow Information:
Cash payments for interest	$83,023	$505,558	$632,048
Cash payments for taxes	$667	$44,710	$7,897

Note:	See Note 16 for supplemental cash flow information, non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Organization

On March 31, 2003, Friedman, Billings, Ramsey Group, Inc., a Virginia Corporation (the Company or FBR Group) merged with FBR Asset Investment Corporation (FBR Asset). The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Upon completion of the merger, the parent Company, FBR Group, elected to be treated as a real-estate investment trust (REIT) status for U.S. federal income tax purposes. Also upon completion of the merger, the Company created FBR TRS Holdings, Inc. (FBR TRS Holdings), a taxable REIT subsidiary holding company, under which the Company conducts its investment banking, institutional brokerage, asset management and historically, mortgage banking business in taxable REIT subsidiaries. See Note 19 for an additional discussion on the changes in FBR Group’s REIT status effective as of January 1, 2009.

The Company conducts mortgage-backed securities (MBS) and merchant banking investment business at the parent company REIT level. Historically, through its qualified REIT subsidiary, MHC I, Inc. (MHC), a wholly owned subsidiary of FBR Group, the Company invested in non-conforming mortgage loans. In December 2007, the Company sold its securitized non-conforming mortgage loan portfolio. As of December 31, 2008 and 2007, MHC did not hold mortgage loans financed by asset-backed securities.

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

FBR & Co. and FBRIS are registered broker-dealers and members of the Financial Industry Regulatory Authority (FINRA). They act as introducing brokers and forward all transactions to clearing brokers on a fully disclosed basis. FBR & Co. and FBRIS do not hold funds or securities for, nor owe funds or securities to, customers. During the periods presented, FBR & Co.’s capital raising and advisory activities were concentrated primarily on consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate and technology, media and telecommunications sectors.

FBRIM is a registered investment adviser that manages and acts as general partner, managing member or manager of various proprietary hedge and private equity funds. FBRIM also manages separate investment accounts. FBRFA is a registered investment adviser that manages The FBR Family of Funds.

In December 2004, FBR formed FNLC to assist in the acquisition of First NLC Financial Services, LLC (First NLC). In February 2005, the Company consummated the acquisition of First NLC. First NLC originated, acquired, underwrote and funded non-conforming mortgage loans secured primarily by single-family residences, then sold these loans to institutional loan purchasers or to MHC for retention in the Company’s mortgage loan portfolio. On January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets and on May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result, on January 18, 2008, the Company deconsolidated First NLC and recognized its investment in First NLC under the cost-method thereafter. (see Note 12).

On February 23, 2009, the Company announced its intent to change its corporate name to Arlington Asset Investment Corporation. The Company will seek approval from shareholders to amend the Company’s charter to reflect the name change at its next annual shareholders meeting in June 2009.

Nature of Operations

The Company’s principal business activities, including investing as principal in MBS, U.S. Treasury bonds, merchant banking opportunities, capital raising, securities sales and trading, merger and acquisition and advisory services, proprietary investments, and venture capital and other asset management services, are all linked to the capital markets.

The Company has historically invested in MBS, U.S. Treasury bonds and mortgage loans that, together with the Company’s other real estate-related assets represented qualifying REIT assets under the U.S. federal income tax code. The portfolio of residential mortgage-backed assets is managed to provide a risk-adjusted return on capital. The Company financed these MBS and U.S. Treasury bonds investments primarily by entering into repurchase agreements with broker dealers. The Company also invested in merchant banking opportunities, including equity securities, mezzanine debt and senior loans.

The Company’s investment banking and institutional brokerage business activities are primarily focused on small- and mid-cap stocks in the consumer, diversified industrials, energy and natural resources, financial institutions, insurance, real estate and technology, media and telecommunications sectors. By their nature, the Company’s business activities are conducted in markets which are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity but to the conditions affecting the companies and markets in the Company’s areas of focus.

The Company’s revenues from investment banking, fees from asset management, and principal investment activities, are subject to substantial fluctuations due to a variety of factors that cannot be predicted with great certainty, including the overall condition of the economy and the securities markets as a whole and of the sectors on which the Company focuses. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of transactions. As a result, net income (loss) and revenues in any particular period may vary significantly from period to period and year to year.

Concentration of Risk

A substantial portion of the Company’s investment banking revenues in a year may be derived from a small number of transactions or issues or may be concentrated in a particular industry. For the years ended December 31, 2008, 2007, and 2006, investment banking revenue accounted for (49.2)%, 295.5%, and 56.6%, respectively, of the Company’s revenue net of interest expense.

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

Liquidity

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., commercial paper and repurchase agreements), principal and interest payments on MBS, dividends on equity securities, proceeds from sales of MBS, equity capital contributions and credit provided by banks, clearing brokers and affiliates of our principal clearing broker.

Given current financial market conditions and the uncertainties as to when stability will return to the financial markets, the Company evaluated various strategies and on October 23, 2008, the Company announced its strategy to downsize its MBS portfolio in order to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of its long-term debt. Consistent with this strategy, the Company extinguished $65,811 of long-term debt for a gain of $39,083 and disposed of approximately $1,575,075 of MBS at a loss of $108,550 during 2008.

The Company believes that the existing cash balances, net investments in agency MBS, cash flows from operations, borrowing capacity and other sources of liquidity, including shares of our subsidiary companies, should be sufficient to meet our cash requirements. The Company has obtained, and believes it will continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. However, there can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Our access to funds held by FBR Capital Markets and its subsidiaries is subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors. We cannot guarantee that we will be able to access these funds. Regulatory requirements applicable to FBR Capital Markets’ broker-dealer subsidiaries could also limit our ability to access funds held by FBR Capital Markets and its subsidiaries. We cannot guarantee that we will be able to access funds from our subsidiaries to meet our obligations as they come due. If we cannot obtain funding from third parties or from our subsidiaries, our results of operations could be negatively impacted. In addition, the Company will continue to monitor and evaluate further strategies as market conditions change and potential market opportunities arise. See Note 19 for subsequent events related to execution of the strategies discussed above.

Use of Estimates

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, market information, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2008 and 2007, approximately 70% and 91%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

Restricted Cash

Restricted cash includes amounts required to be held in escrow accounts for future settlement of certain First NLC related liabilities of the Company.

Financial Instruments and Long-Term Investments

MBS transactions are recorded as purchases and sales on the date the securities are settled unless the transaction qualifies as a regular-way trade, in which case the transactions are accounted for as purchases or sales on a trade date basis. Any amounts payable or receivable for unsettled trades are recorded as “securities sold” or “securities purchased” in the consolidated balance sheets.

Long-term investments in marketable equity securities and MBS are held in non-broker-dealer entities and are classified as either available-for-sale or trading investments pursuant to Statement of Financial Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the consolidated statements of operations. Long-term investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise. For certain MBS, where the Company does not have the intent or ability to hold until maturity or recovery of value, the realized gains and losses are reflected in net investment income or loss in the consolidated statement of operations.

The Company evaluates available-for-sale securities and investments in equity securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our long-term investments in marketable equity securities designated as available for sale can fluctuate significantly. In evaluating these investments for other than temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, and (4) the intent and our ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If it is determined that an investment impairment is other than temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings.

For unrealized losses that are determined to be temporary, we continue to evaluate these at each reporting date. If we determine at a future date that an impairment of a marketable equity security is other than temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

Investments in proprietary investment funds, including hedge, private equity and venture funds, in which the Company is the general partner or has a significant limited partner interest, managing member or manager, are included in long-term investments and accounted for using the equity method and the Company’s proportionate share of income or loss (including realized and unrealized gains and losses) is reflected in net investment income on principal investments in the statements of operations.

Trading securities and long-term investments owned by the Company’s broker-dealer subsidiaries and securities sold but not yet purchased are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses from trading securities are reflected in principal transactions in the consolidated statements of operations. Realized and unrealized losses from such long-term investments are reflected in net investment income on principal investments in the statements of operations.

Realized gains and losses on sales of non-MBS are determined using the specific identification method. Realized gains and losses on MBS transactions are determined based on average cost. Declines in the value of available-for-sale investments below the Company’s cost basis that are determined to be other than temporary are reclassified from accumulated other comprehensive income (loss) and included in net investment income (loss) on principal investments in the consolidated statements of operations. Declines in the value of cost method investments below the Company’s basis that are determined to be other than temporary are included in net investment income (loss) on principal investments in the consolidated statement of operations.

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs—	Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs—	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 Inputs—	Unobservable inputs for the asset or liability, including significant assumptions of the Company and other market participants.

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value—The Company’s agency MBS, which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and other AAA-rated private label MBS are generally classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

The Company classifies certain other non-agency MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. These MBS include private label MBS, residual interests in securitizations of non-prime mortgage loans, and collateralized mortgage obligations. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available.

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

Derivative instruments—In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). These derivatives are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations which are model based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Other—Cash and cash equivalents, restricted cash, interest receivable, reverse repurchase agreements, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

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

Derivatives and Hedging Activities

In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with SFAS 133. The Company utilizes derivative financial instruments to hedge the interest rate risk associated with its short- and long-term borrowings. The Company also uses derivatives to economically hedge certain positions in MBS. These derivative instruments have included interest rate caps, Eurodollar futures contracts, and interest rate swaps. Certain of these derivatives have qualified for hedge accounting treatment and are accounted for as cash flow or fair value hedges. These derivatives are intended to provide income and cash flow to offset the potential for reduced net interest income and cash flow under certain interest rate environments. The counterparties to these derivative instruments are U.S. financial institutions. The Company assesses and monitors the counterparties’ non-performance risk and credit risk on a regular basis.

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

Intangible Assets

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The Company amortizes its intangible assets in proportion to their expected economic benefit, and tests for impairment by comparing expected future gross cash flows to the asset’s carrying amount. If the expected gross cash flows are less than the carrying amount, the asset is impaired and is written down to its fair value.

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

Investment Banking Revenues

Capital raising revenues represent fees earned from private placements and from public offerings of securities in which the Company acts as placement agent or underwriter. These revenues are comprised of selling concessions, underwriting fees, and management fees. Advisory revenues represent fees earned from mergers and acquisitions, mutual conversions, financial restructuring and other advisory services provided to clients. Capital raising revenues are recorded as revenue at the time the underwriting or private placement or underwriting is completed. Advisory fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are recognized as revenue over the service period.

Institutional Brokerage Agency and Principal Revenues

Agency commissions consist of commissions earned from executing the trade of stock exchange-listed securities and other transactions as an agent and principal transactions consist of sales credits and trading gains or losses from equity and equity-linked security transactions. Revenues generated from securities transactions and related commission income and expenses are recorded on a trade date basis.

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

Interest Income

Interest income includes contractual interest payments adjusted for the amortization of premiums and discounts and other deferred costs in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Directs Costs of Leasing” (“SFAS 91”). Historically, interest on loans from borrowers not expected to service the debt and interest on loans that are contractually past due 90 or more days was charged-off, or an allowance was established based upon management’s periodic evaluation. The allowance was established by a charge to interest income equal to all interest previously accrued and unpaid, and income was subsequently recognized only to the extent that cash payments were received until the borrower’s ability to make periodic interest and principal payments was adequate, in which case the loan was returned to accrual status.

The interest income from the Company’s MBS portfolio includes contractual interest payments adjusted for the amortization of premiums and discounts and other deferred costs in accordance with SFAS 91.

Effective January 1, 2008, the Company has elected to change its method of amortizing and accreting premiums, discounts and other deferred costs on the MBS portfolio. In accordance with SFAS 91, the Company now amortizes and accretes these items to interest income using the interest method over the contractual life of the assets (Contractual Method). Historically, the Company amortized and accreted these items using the retrospective method; that is, using the interest method over the estimated lives of the assets. This method required a retrospective adjustment of the effective yield each time the Company updated the estimated life of the assets. Actual prepayment experience and estimates of future principal repayments were used in calculating the estimated lives. The retrospective method adjusted unamortized premium or discount amounts as if the new estimate had been known since the original acquisition date of the assets, on a cumulative basis.

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

Income Taxes

The parent company, FBR Group, historically has elected to be taxed as a REIT under the Internal Revenue Code. To qualify for tax treatment as a REIT, the parent company was required to meet certain income and asset tests and distribution requirements. The parent company generally was not subject to federal income tax at the parent level to the extent that it distributes its taxable income to its shareholders and complies with certain other requirements. See Note 19 for an additional discussion on the changes in FBR Group’s REIT status effective as of January 1, 2009.

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

The Company elected to revoke its REIT status effective as of January 1, 2009, in part to use the net operating losses carry-forwards and net capital losses carry-forwards incurred at the parent company level to offset the taxable income of its former taxable REIT subsidiaries. As a result, effective as of January 1, 2009,

FBR Group will be taxed as a C corporation for U.S. federal income tax purposes and will file a consolidated federal income tax return with its former taxable REIT subsidiaries (other than FBR Capital Markets and its subsidiaries).

Other Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of operations adjusted for other comprehensive income. Other comprehensive income for the Company represents (1) changes in unrealized gains and losses related to the Company’s MBS and equity securities accounted for as available-for-sale with changes in fair value recorded through shareholders’ equity and (2) changes in unrealized gains and losses related to cash flow hedges with changes in fair value recorded through shareholders’ equity to the extent the hedges are effective.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	151,168	151,168	166,975	166,975	171,667	171,667
Stock options (in thousands)	—	—	—	—	—	—

Weighted average common and common equivalent shares outstanding	151,168	151,168	166,975	166,975	171,667	171,667

Net loss applicable to common stock	$(417,463)	$(417,463)	$(658,600)	$(658,600)	$(68,725)	$(68,725)

Loss per common share	$(2.76)	$(2.76)	$(3.94)	$(3.94)	$(0.40)	$(0.40)

As of December 31, 2008, 2007 and 2006, there were, 543,774, 1,001,637 and 2,925,643, respectively, options to purchase shares of common stock were outstanding. See Note 13 for detail of total stock options outstanding.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in operating results, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for business combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS 141(R) is not expected to have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under

SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. Effective January 1, 2009, the minority interest component of the Company’s balance sheet will be reclassified as a component of shareholders’ equity.

On February 20, 2008, the FASB issued final Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3). FSP FAS 140-3 provides guidance on whether a transfer of a financial asset and a repurchase financing entered into with the same counterparty should be accounted for as separate transactions. FSP FAS 140-3 requires that such transactions be considered part of the same arrangement, i.e. “linked transaction” under Statement 140, unless certain criteria are met. FSP FAS 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 140-3 is not expected to have a significant impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life and of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other generally accepted accounting principles in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The adoption of FSP FAS 142-3 is not expected to have a significant impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Earlier application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a significant impact on its consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including for prior periods for which financial statements have not been issued. The Company considered the provisions in FSP FAS 157-3 in determining the fair value of its assets and liabilities as of December 31, 2008.

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

Minority interest represents shares of common stock of FBR Capital Markets issued to third-party investors. As of December 31, 2008 and December 31, 2007, 25,318,713 shares and 30,725,926 shares, respectively, of the total number of outstanding shares of FBR Capital Markets common stock, of 58,651,762 and 64,058,975 shares, respectively, were issued to third-party investors and not subject to forfeiture under share-based award agreements.

In June 2007, FBR TRS Holdings, a wholly-owned taxable REIT subsidiary of the Company, sold 12,666,951 shares of FBR Capital Markets common stock through an initial public offering. The Company received $205,643 in net proceeds from the transaction based on a per share price of $15.81. As a result of this transaction, the Company’s ownership in FBR Capital Markets was reduced to 33,333,049 shares. As of December 31, 2008 and 2007, the Company, through FBR TRS Holdings, owned 57% and 52%; respectively, of FBR Capital Markets’ outstanding common stock.

On October 6, 2008, the FBR Capital Markets’ Board of Directors approved an increase in the number of shares of common stock that FBR Capital Markets is authorized to repurchase to 10,167,431 shares. During the twelve months ended December 31, 2008, FBR Capital Markets repurchased a total of 6,748,546 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase by FBR Capital Markets on behalf of itself and one of its subsidiaries of a total of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A—Global Strategy (“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share. During the twelve months ended December 31, 2007, FBR Capital Markets repurchased 1,000,000 shares of its outstanding shares at a weighted average price of $13.01. See also Note 13 for additional information on FBR Capital Markets’ share repurchase program.

Note 4. Financial Instruments and Long-Term Investments:

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments and long-term investments accounted for under SFAS 157 as of December 31, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency	$528,408	$—	$528,408	$—
Other private label	65,886	—	—	65,886

Total	594,294	—	528,408	65,886
U.S. Treasury bonds, at fair value:	550,000	550,000	—	—

Long-term investments, at fair value:
Marketable equity securities	1,043	1,043	—	—

Trading securities and trading account securities sold, but not yet purchased, at fair value:
Marketable and non-public equity securities	3,919	976	—	2,943
Convertible and fixed income debt securities	14,035	—	13,771	264
Marketable equity securities sold short but not yet purchased	(8,325)	(8,325)	—	—

Total	9,629	(7,349)	13,771	3,207
Derivative instruments, at fair value:(1)
Assets	264	—	264	—
Liabilities	(56)	—	(56)	—

Net	208	—	208	—

Total	$1,155,174	$543,694	$542,387	$69,093

(1)	See footnote 8 for additional discussion on derivative instruments.

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $69,093, or 4.43% of the Company’s total assets as of December 31, 2008.

Level 3 Financial Assets and Liabilities

Items Measured at Fair Value on a Recurring Basis

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, for the year ended December 31, 2008. As reflected in the tables below, there are no unrealized gains (losses) on such Level 3 financial assets and liabilities as of December 31, 2008 included in accumulated other comprehensive income.

	Year Ended December 31, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance, January 1, 2008	$10,638	$19,049	$18,567	$48,254
Total net gains (losses) (realized/unrealized)
Included in earnings	(66,047)	(16,638)	(4,003)	(86,688)
Included in other comprehensive income	—	—	—	—
Net Transfers In	204,477	—	—	204,477
Purchases, issuances, settlements, and principal payoffs, net	(83,182)	(2,411)	(11,357)	(96,950)

Ending balance, December 31, 2008	$65,886	$—	$3,207	$69,093

The amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(101,380)	$(15,271)	$(2,274)	$(118,925)

Gains and losses included in earnings for years 2008 and 2007 are reported in the following income statement line descriptions as follows:

	Year Ended December 31, 2008
	Principal investment—Net investment loss	Institutional brokerage—Principal transactions
Total losses included in earnings for the period	$(82,685)	$(4,003)

Change in unrealized losses relating to Level 3 assets still held at December 31, 2008	$(116,651)	$(2,274)

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

For the year ended December 31, 2008, the Company recognized the following change in carrying value of those assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at December 31, 2008				Year Ended December 31, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$38,228	$—	$—	$38,228	$(59,830)

Mortgage-Backed Securities, at Fair Value

Mortgage-backed securities, at fair value(1) (2), consisted of the following as of the dates indicated:

	December 31,
	2008	2007
Fannie Mae	$528,408	$101
Freddie Mac	—	1,493,615

	528,408	1,493,716
Private-label(3)	65,886	297,764

	$594,294	$1,791,480

(1)	The Company’s MBS portfolio is primarily comprised of agency collateralized mortgage obligations (CMOs) and adjustable-rate MBS. The weighted-average coupon of the available-for-sale portfolio at December 31, 2008 and 2007 was 2.44% and 5.77%, respectively.
(2)	As of December 31, 2008 and 2007, $568,493 and $1,778,524 (each representing fair value, excluding principal receivable), respectively, of the Company’s MBS investments were pledged as collateral for repurchase agreements.
(3)	Private-label MBS held by the Company as of December 31, 2007 were primarily rated A- or higher by Standard & Poors.

Long-Term Investments, at Fair Value

Long-term investments, at fair value, consisted of the following as of the dates indicated:

	December 31,
	2008	2007
Marketable equity securities	$1,043	$28,688
Residual interest in securitization	—	15,903
Investment securities—marked to market	—	7,743

	$1,043	$52,334

Trading Securities and Trading Account Securities Sold, but Not Yet Purchased, at Fair Value

Trading securities owned and trading account securities sold, but not yet purchased, at fair value, consisted of the following at the dates indicated:

	December 31,
	2008		2007
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$3,919	$8,325	$18,787	$154
Convertible and fixed income debt securities	14,035	—	270	52

	$17,954	$8,325	$19,057	$206

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

Other Long-Term Investments

Other long-term investments, which are fair valued on a non-recurring basis, consisted of the following as of the dates indicated:

	December 31,
	2008	2007
Non-public equity securities	$38,203	$83,692
Preferred equity investment	1,000	2,500
Investments funds	14,730	30,620
Other investments	—	128

	$53,933	$116,940

The Company’s available-for-sale securities consist primarily of MBS and equity investments in publicly traded companies. In accordance with SFAS 115, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	December 31, 2008
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$594,286	$8	$—	$594,294
Marketable equity securities	1,261	—	(218)	1,043

	$595,547	$8	$(218)	$595,337

(1)	The amortized cost of MBS includes no unamortized premiums/discounts at December 31, 2008.

	December 31, 2007
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(2)	$1,793,777	$1,316	$(3,613)	$1,791,480
Marketable equity securities	25,333	3,370	(15)	28,688

	$1,819,110	$4,686	$(3,628)	$1,820,168

(2)	The amortized cost of MBS includes unamortized net premiums of $1,062 at December 31, 2007.

The following table provides further information regarding the duration of unrealized losses as of December 31, 2008:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Cost Basis	Unrealized Losses	Fair Value	Cost Basis	Unrealized Losses	Fair Value
Marketable equity securities	$675	$(218)	$457	$—	$—	$—

The Company recorded other-than-temporary impairment losses of $110,778, net of $100,946 in other-than-temporary impairment losses related to MBS sold, and $20,481 for the years ended December 31, 2008 and 2007, respectively, related to continued deterioration in credit quality on certain MBS investments with a cost basis of $2,561,112 and $54,832, respectively. There were no MBS investments with unrealized losses at December 31, 2008.

The Company recorded other-than-temporary impairments losses of $2,763, $10,357, and $63,252 for the years ended December 31, 2008, 2007, and 2006, respectively, related to marketable equity securities with a basis of $4,863, $14,981 and $114,129, respectively. The Company does not consider the remaining marketable equity securities in unrealized loss positions as of December 31, 2008 to be other-than-temporarily impaired considering the limited severity and duration of these unrealized losses and/or the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for forecasted recovery of the cost basis. During the years ended December 31, 2008 and 2007, the Company also recognized other-than-temporary impairment losses of $15,271 and $3,602, respectively, in a residual interest in a securitization of non-prime mortgage loans.

For investments carried at cost, at each reporting date, the Company evaluates its portfolio of such investments for impairment, including consideration of the severity and duration of factors affecting the fair value of these investments. During the years ended December 31, 2008, 2007, and 2006, the Company recorded other-than-temporary impairment losses of $58,397, $22,090 and $13,913, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $96,897, $39,447, and $32,388, respectively. The Company also recorded $1,500, $-0-, and $2,500 impairment losses during 2008, 2007, and 2006, respectively, reflecting the Company’s evaluation of the estimated fair value of a preferred equity investment. These impairment losses were due to circumstances arising during the respective years that had an adverse effect on the fair values of these securities.

During 2008, the Company received $2,934,471 from sales of MBS, resulting in gross gains and losses of $1,280 and $156,240, respectively, and received $24,899 from sales of marketable equity securities, resulting in gross gains and losses of $1,556 and $585, respectively. During 2007, the Company received $9,578,168 from sales of MBS, resulting in gross gains and losses of $9,005 and $56,190, respectively, and received $122,436 from sales of marketable equity securities, resulting in gross gains and losses of $40,265 and $12,661, respectively. Included in MBS sold and the related gains and losses are $503,258 of MBS purchased and classified as trading during 2007. The Company recognized a net realized loss of $94 on these trading securities during 2007.

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

In addition, as a significant investor in certain other investment funds, although we do not manage these funds, we also account for these investments under the equity method. The following table specifies the Company’s investments in such investment funds:

	December 31,
	2008	2007
Hedge funds	$3,913	$14,988
Private equity funds	991	2,017
Other	9,826	13,523

	$14,730	$30,528

The following table summarizes certain financial information regarding the Company’s investments in these investment funds.

	December 31,
	2008	2007	2006
Total assets	$1,190,392	$714,452	$739,296
Total liabilities	13,286	148,636	150,960
Total equity	1,177,106	565,816	588,336
Total revenue	21,154	12,198	14,144
Total expenses	18,024	15,674	26,523
Realized gains	64,583	17,229	30,166
Unrealized (losses) gains	(646,218)	116,615	192,717
Net (losses) income	(578,505)	130,368	210,504
FBR Group’s share of total equity	14,730	30,528	26,121
FBR Group’s share of net (loss) income-net investment (loss) income	(7,277)	2,372	2,993
FBR Group’s share of net (loss) income-incentive allocations and fees	(1)	409	839

As of December 31, 2008 and 2007, the Company had receivables of $2,195 and $492, respectively, due from these affiliates.

Note 5. Furniture, Equipment, Software and Leasehold Improvements:

Furniture, equipment, software and leasehold improvements, summarized by major classification, were:

	December 31,
	2008	2007
Furniture and equipment	$22,005	$22,210
Software	14,794	13,639
Leasehold improvements	27,908	28,616

	64,707	64,465
Less-accumulated depreciation and amortization	(40,265)	(34,014)

	$24,442	$30,451

For the years ended December 31, 2008, 2007, and 2006, depreciation expense was $9,371, $14,449 and $13,538, respectively.

During the year ended December 31, 2007, the Company recognized impairment charges of $13,930 on furniture, equipment, software and leasehold improvements related to its mortgage banking segment due to the reduction in origination volumes as a result of the deterioration in the non-prime mortgage origination industry.

These impairment charges are recorded in restructuring charges on the consolidated statements of operations. The Company recorded no impairment charges during the years ended December 31, 2008, and 2006.

Note 6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of the dates indicated:

	December 31,
	2008	2007
Management contracts:
Cost	$18,465	$18,465
Accumulated amortization	(9,790)	(8,628)

Net	$8,675	$9,837

Acquired revenue contracts:
Cost	$600	$—
Accumulated amortization	(332)	—

Net	$268	$—

Total:
Cost	$19,065	$18,465
Accumulated amortization	(10,122)	(8,628)

Net	$8,943	$9,837

For the years ended December 31, 2008, 2007, and 2006, amortization expense recognized was $1,495, $1,739 and $3,978, respectively.

Estimated amortization expense for each of the next five years is as follows:

Amount
2009	$1,431
2010	1,163
2011	1,163
2012	1,163
2013	1,163

In accordance with SFAS 142, the Company recognized impairment charges of $162,765 on goodwill during the year ended December 31, 2007. These impairment charges representing the amount by which the carrying amount exceeded estimated fair value were comprised of $108,013 related to the principal investment segment and $54,752 related to the mortgage banking segment. The impairment on the principal investment segment was in response to the tightening of the credit markets on the mortgage industry during the second half of 2007 and the continued deterioration of the non-prime mortgage industry. The declines in these industries and the number of companies competing in these industries that have declared bankruptcy have put significant pressure on the fair value of the Company. The impairment on the mortgage banking segment reflects the continued deterioration of the non-prime mortgage origination industry during 2007. See Note 12 for additional information on the restructuring activities associated with First NLC. The Company had no goodwill balances remaining as of December 31, 2008 and 2007.

During the year ended December 31, 2007, the Company recognized impairment charges of $10,249 related to the broker relationships intangible assets acquired through the purchase of First NLC. These impairment charges were recorded in response to operating losses and reductions in wholesale loan origination volumes.

During the years ended December 31, 2008, 2007, 2006, the Company has not recorded any impairment charges relating to the acquired management contracts and acquired revenue contracts.

Note 7. Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS and U.S. Treasury bonds.

During 2007, the Company also had short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund its portfolio of mortgage loans. The interest rates under these agreements were based on LIBOR plus a spread that ranged between 1.00% to 1.40% based on the nature of the mortgage collateral.

As of December 31, 2008, the amount at risk related to various repurchase agreements are as follows:

Counterparty	Repo Balance	Amount at Risk	Percent of Shareholders’ Equity	Weighted Average Maturity in Days
Bank of America	$81,129	$12,160	94.44%	26
Barclays Capital Inc.	334,908	28,069	217.99	26
Credit Suisse Securities USA LLC	27,642	13,266	103.03	21
MF Global	619,361	4,412	34.26	6

As of December 31, 2007, the amount at risk related to $1,493,614 of repurchase agreements with Barclays Capital Inc. was $74,828, representing 18.8% of the Company’s shareholders’ equity with a weighted average maturity of 20 days.

The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings and mortgage financing facilities as of the dates indicated:

	December 31,
	2008		2007
	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)	Repurchase Agreements	Short-Term Mortgage Financing Facilities(1)
Outstanding balance	$1,063,040	—	$1,681,822	$62,555
Value of assets pledged as collateral:
Agency MBS	528,111	—	1,493,614	—
Non-agency MBS	40,381	—	284,910	—
Mortgage loans	—	—	—	65,002
U.S. Treasury bonds	550,000	—	—	—
Weighted-average rate	0.44%	—	5.00%	6.16%
Weighted-average term to maturity	14.3 days	NA	20.0 days	NA

(1)	Under these mortgage financing agreements, which expired or were terminated by the Company or the counterparty before December 31, 2008, the Company financed mortgage loans originated by First NLC for up to 180 days.

	December 31, 2008			December 31, 2007
	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities	Commercial Paper	Repurchase Agreements	Short-Term Mortgage Financing Facilities
Weighted-average outstanding balance during the year ended	$—	$2,110,723	$—	$2,329,105	$1,741,603	$594,555
Weighted-average rate during the year ended	—	2.85%	—	5.38%	5.27%	6.12%

See also Note 8 for information regarding the effects of derivative instruments on the Company’s borrowing costs.

Long-Term Debt

As of December 31, 2008 and 2007, the Company had $251,689 and $317,500, respectively, of outstanding long-term debentures issued by FBR TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.25%. The weighted average interest rate on these long-term debentures was 5.65% as of December 31, 2008. All of these borrowings mature between 2033 and 2035. The Company had incurred costs related to the issuance of these debentures. These costs will be amortized over the five year period through the redemption date. As of December 31, 2008 and 2007, the unamortized balance of these issuance costs was $1,086 and $2,422, respectively. During 2008, the Company extinguished $65,811 of this long-term debt at a gain of $39,083. During the year ended December 31, 2008, the Company did not issue additional long-term debentures.

As of December 31, 2008 and 2007, the Company had additional outstanding long-term debt of $2,668 and $3,409, respectively, associated with the Company’s 2001 acquisition of Money Management Associates, LP and Rushmore Trust and Savings. This note is collateralized by the capital stock of FBR Fund Advisors, Inc. and matures on January 2, 2011. Interest on this note is imputed at 9%.

Note 8. Derivatives and Hedging Activities:

Interest rate caps and interest rate swaps are primarily used to hedge the Company’s exposure to future cash flows associated with debt repricings. For interest rate caps, in exchange for a fee paid at inception of the agreement, the Company receives a floating rate based on one-month LIBOR whenever one-month LIBOR exceeds a specified rate (the “strike” rate). The Company is the fixed rate payer for the interest rate swaps where the Company pays based on fixed rate and receives based on floating rate, therefore, locking-in the cost of borrowing. Eurodollar futures contracts are a proxy for the forward AA/AAA LIBOR-based credit curve and allow the Company the ability to lock in three-month LIBOR forward rates for its short-term borrowings based on the maturity dates of the contracts. The following table summarizes these derivative positions as of December 31, 2008 and 2007:

	December 31,
	2008		2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate cap agreements	$—	$—	$3,063,000	$1,336
Interest rate swap agreements	—	—	135,000	(2,958)
Fair value hedge:
Interest rate cap agreement	—	—	789,238	2,177
No hedge designation:
Interest rate cap agreements(1)	533,643	264	1,021,612	(668)

(1)	Comprised of four interest rate caps maturing 2013 with strike rates between 6.00% and 7.00%.

The Company had designated certain interest rate caps and interest rate swaps as cash flow hedges of the variability in interest payments associated with the Company’s borrowings. The notional amount and terms of each of these derivative instruments were matched against a like amount of current and/or anticipated borrowings and terms under the Company’s forecasted financings. These instruments were highly effective hedges and qualified as cash flow hedges under SFAS 133. Accordingly, changes in the fair value of these derivatives were reported in other comprehensive income to the extent the hedge was effective, while changes in fair value attributable to hedge ineffectiveness are reported in earnings. The net effect of the Company’s cash flow hedges on the variability in interest payments was to increase interest expense by $2,903 for the year ended December 31, 2008. These hedging activities decreased interest expense by $21,501 during 2007. As of December 31, 2008, the Company had no amounts deferred in accumulated other comprehensive income relating to these derivatives. Therefore, no income or expense is expected to flow through the Company’s statement of operations over the next twelve months. The Company recognized a loss of $9,619 and $2,479 related to the ineffective portion of these hedges during 2008 and 2007, respectively.

The Company had also designated certain interest rate caps as fair value hedges of the Company’s exposure to decreases in the fair value of MBS attributable to changes in LIBOR. Accordingly pursuant to SFAS 133, the gains and losses on the interest rate caps are recognized in earnings and the changes in fair value of the hedged items attributable to the hedged risk are adjusted from the carrying amount of the hedged items and recognized in earnings in the same period. During the years ended December 31, 2008 and 2007, the ineffective portions of these hedges were not material.

Note 9. Income Taxes:

The parent company, FBR Group, has historically elected to be taxed as a REIT under the Internal Revenue Code. As a REIT, FBR Group was not subjected to federal income tax on earnings distributed to its shareholders. Most states recognize REIT status as well. Since FBR Group distributed 100% of its REIT taxable income to shareholders, the Company has recognized no income tax expense on its REIT income. See Note 19 for an additional discussion on the changes in FBR Group’s REIT status effective as of January 1, 2009.

To maintain tax qualification as a REIT, FBR Group was required to meet certain income and asset tests and distribution requirements. The REIT was required to distribute to shareholders at least 90% of its (parent company) taxable income. A predominance of the REIT’s gross income was required to come from real estate sources and other portfolio-type income. A significant portion of the REIT’s assets was required to consist of real estate and similar portfolio investments, including MBS. Beginning in 2001, the tax law changed to allow REITs to hold a certain percentage of their assets in taxable REIT subsidiaries. The income generated from the Company’s taxable REIT subsidiaries was taxed at normal corporate rates and was generally not distributed to the Company’s shareholders. Failure to maintain REIT qualification would have subjected FBR Group to federal and state corporate income taxes at regular corporate rates. The taxable REIT subsidiaries, including FBR TRS Holdings and its subsidiaries and FBR Capital Markets and its subsidiaries have each elected to file a consolidated federal income tax return.

During the year ended December 31 2008, 2007 and 2006 the Company recorded $(1,592), $22,932 and $(14,682), respectively, of income tax (benefit) expense for income and losses generated that was attributable to taxable REIT subsidiaries, net of the tax effect on eliminated intercompany profits. The Company had taxable book (losses) income before income taxes of $(98,736), $(269,619) and $73,857, respectively, in 2008, 2007, and 2006.

The provision for income taxes consists of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Federal	$(3,676)	$5,385	$(13,752)
State	$2,175	$18,083	$(1,759)
Foreign	$(91)	$(536)	$829

	$(1,592)	$22,932	$(14,682)

Current	$(19,289)	$23,779	$(12,945)
Deferred	$17,697	$(847)	$(1,737)

	$(1,592)	$22,932	$(14,682)

Deferred tax assets and liabilities consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Unrealized investment gains, recorded in accumulated other comprehensive loss	$85	$755
Unrealized investment gains and losses	10,068	27,305
Accrued compensation	26,715	16,293
Depreciation and amortization	2,797	872
Mark-to-market and other than temporary impairments	24,616	1,491
Capital loss carry-forward	8,505	—
Other, net	2,129	4,125
Net operating loss	41,611	18,256
Valuation allowance	(116,526)	(54,240)

Net deferred tax asset	$—	$14,857

The provision (benefit) for income taxes results in effective tax rates that differ from the Federal statutory rates. The reconciliation of the Company and its taxable REIT subsidiaries income tax attributable to net income (loss) computed at Federal statutory rates to income tax expense (benefit) was:

December 31,	2008	2007	2006
Federal income tax at statutory rate	$(34,558)	$(94,367)	$25,788
State income taxes, net of Federal benefit	(8,842)	(6,269)	(2,103)
Gain on issuance of subsidiary stock	—	—	(42,499)
Effect of FAS 123R implementation-accounting for stock options	2,327	8,040	1,655
Book loss in excess of tax loss from subsidiary	—	26,168	—
Book gain in excess of tax gain on sale of subsidiary	—	18,182	—
Reversal of negative investment in First NLC	(24,833)	—	—
Record deferred tax liability on investment in subsidiary	8,179	—	—
Other, net	(1,072)	13,017	138
Valuation allowance	57,207	58,161	2,339

Effective income tax rate	$(1,592)	$22,932	$(14,682)

The company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized would affect the Company’s effective tax rate, was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statement of operations. The total amount of accrued interest and penalties as of the date of adoption was immaterial.

As of December 31, 2008 and 2007, the parent company REIT has a capital loss carry-forward of $521,083 and $286,672, respectively, that can be used to offset future capital gains. These capital losses will begin to expire in 2011. In addition, as of December 31, 2008 and 2007, the parent company REIT has a net operating loss carry-forward of $391,098 and $370,667, respectively, that can be used to offset future taxable income. The net operating loss carry-forward will begin to expire in 2027. Additionally, at December 31, 2008, the wholly-owned TRSs had $52.0 million of net operating loss carry-forwards and no net capital loss carry-forwards. Also, one of the taxable REIT subsidiaries has federal net operating loss carry-forwards of $54,460 that will begin to expire in 2027. One of the taxable REIT subsidiaries has state and local net operating loss carry-forwards of $16,867 which will begin to expire in 2010. One of the taxable REIT subsidiaries has foreign net operating loss carry-forwards of $16,608 that can be carried forward indefinitely. The valuation allowance relates primarily to the ability to utilize losses in various tax jurisdictions.

As of January 1, 2009, tax years subsequent to December 31, 2004 remain open under the statute of limitations. The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing authorities in jurisdictions where the firm has significant business operations, such as New York. In November 2007, the Company concluded its IRS examination of tax years 2003 to 2005. The results of this examination were not material. An IRS examination of tax years 2006 and 2007 started in 2008 and is currently ongoing.

Note 10. Regulatory Capital Requirements:

FBR & Co. and FBRIS, are registered with the SEC and are members of the National Association of Securities Dealers, Inc. (now FINRA). Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of December 31, 2008 and 2007, FBR & Co. had net capital of $48,876 and $102,421, respectively that was $42,779 and $97,433, respectively, in excess of its required net capital of $6,097 and $4,978, respectively. As of December 31, 2008 and 2007, FBRIS and FBRIL had net capital in excess of required amounts.

Note 11. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt(1)	$970	$970	$970	$—	$—	$251,447	$254,357
Minimum rental and other contractual commitments(2)	18,710	17,138	10,767	10,222	10,069	16,284	83,190
Capital commitments(3)	—	—	—	—	—	—	—

	$19,680	$18,108	$11,737	$10,222	$10,069	$267,731	$337,547

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. Based on the 3-month LIBOR of 1.425% as of December 31, 2008, plus a weighted average margin of 2.62%, estimated annualized interest on the current outstanding principal of $251,689 of long-term debt securities would be approximately $10,181 for the year ending December 31, 2009. These long-term debt securities mature in thirty years beginning in March 2033 through October 2035. Note that interest on this long-term debt floats based on 3-month LIBOR, therefore, actual coupon interest will differ from this estimate.
(2)	Equipment and office rent expense for 2008, 2007 and 2006 were $17,049, $23,195 and $23,283, respectively.

(3)	The table above excludes $2,486 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called.

The Company also has short-term repurchase agreement liabilities of $1,063,040, as of December 31, 2008. See Note 7 for further information.

Clearing Broker

FBR & Co. clears all of its securities transactions through a clearing broker on a fully disclosed basis. Pursuant to the terms of the agreements between FBR & Co. and the clearing broker, the clearing broker has the right to charge FBR & Co. for losses that result from a counterparty’s failure to fulfill its contractual obligations.

As the right to charge FBR & Co. has no maximum amount and applies to all trades executed through the clearing broker, the Company believes there is no maximum amount assignable to this right. At December 31, 2008, the Company has recorded no liabilities and during 2008 incurred no significant costs with regard to this right.

Litigation

Except as described below, as of December 31, 2008, the Company was not a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or SRO matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to our businesses. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of FBR Capital Markets business involves substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBR & Co., FBR Capital Markets’ U.S. broker-dealer subsidiary, has been named as a defendant in a small number of securities claims involving investment banking clients of FBR & Co. as a result of FBR & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBR & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act or contribute to payments which FBR & Co. is required to make as a result of the litigation. Although these cases involving FBR & Co. are at a preliminary stage, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition or results of operations. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect the Company’s financial condition, results of operations and liquidity.

The Company’s business (through our subsidiary First NLC and its affiliated entities) historically included the origination, acquisition, pooling, securitization and sale of non-conforming residential mortgage loans. Consequently, the Company was subject to additional federal and state laws in this area of operation, including laws relating to lending, consumer protection, privacy and unfair trade practices.

Shareholders’ Derivative Action

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski. The Company was named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. Our Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in the Company’s best interests. The special committee concluded that the litigation was not in the Company’s best interest. On December 8, 2008, the Company moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied the Company’s motion to dismiss with leave to renew the motion following discovery. The likely outcome of this action or its likely impact on the Company’s results of operations at this time cannot be predicted.

Other Litigation

As previously reported by the Company, on January 18, 2008, First NLC, the Company’s non-conforming residential mortgage loan origination subsidiary, filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets. The filing was made in the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (“Bankruptcy Court”). On May 9, 2008, First NLC voluntarily converted its bankruptcy case from a case under Chapter 11 of the United States Bankruptcy Code to a case under Chapter 7 of the United States Bankruptcy Code. Deborah Menotte was appointed the Chapter 7 Trustee of the First NLC bankruptcy estate. In December 2008, the Trustee sent a letter to certain officers and employees of the Company, who served on the board of managers of First NLC, alleging certain wrongful acts by First NLC’s board of managers. The Company has entered into a settlement agreement with the Trustee to obtain a release of all claims that the Trustee or the bankruptcy estate of First NLC may have against the Company and its officers, directors, employees and affiliates, including without limitation those referenced in the Trustee’s December letter, in exchange for the payment by the Company of approximately $4.0 million which the Company has accrued for as of December 31, 2008. Under the settlement agreement, the Company and each of the officers, directors, employees and affiliates will release all claims against the Trustee and the First NLC bankruptcy estate. The release claims include a general unsecured claim for subrogation/reimbursement based on the payment of certain of First NLC’s lease obligations under a guaranty by an affiliate of the Company to First NLC’s primary landlord. The settlement agreement is subject to approval by the Bankruptcy Court. On the basis of the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel regarding the likelihood of piercing the corporate veil, we believe that the Company has no further obligations to First NLC and that First NLC’s creditors would not pierce the corporate veil between First NLC and the Company. However, the First NLC bankruptcy proceeding is an ongoing matter that has not yet been concluded and the Company cannot predict the outcome of the proceeding.

On September 26, 2008, the Company sued Lehman Brothers Inc. (Lehman) and the Securities Investor Protection Corporation (SIPC) in the Securities Investor Protection Act liquidation proceeding of Lehman before the United States Bankruptcy Court for the Southern District of New York. The Company sought the return of an agency-backed MBS with a face amount of $250,000 under a repurchase agreement maintained with Lehman.

The lawsuit and the request for return of the security was part of the Company’s normal, on-going management of our assets and capital and was necessitated by an inability to secure satisfactory responses from the various parties associated with the Lehman liquidation proceeding. As of October 16, 2008, the Company satisfactorily resolved the status of the security and dismissed the law suit against both Lehman and SIPC.

Other Legal and Regulatory Matters

Except as described above, as of December 31, 2008, the Company was not a defendant or plaintiff in any lawsuits, arbitrations or regulatory actions that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Incentive Fees

The Company recognizes incentive income from the partnerships based on what would be due to the Company if the partnership terminated on the balance sheet date. Incentive allocations may be based on unrealized gains and losses, and could vary significantly based on the ultimate realization of the gains or losses. We may therefore reverse previously recorded incentive allocations in future periods relating to the Company’s managed partnerships. As of December 31, 2008 and 2007, the Company had no such balances that may be subject to potential future reversal.

Note 12. First NLC Financial Services, LLC

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

In addition, the Company recorded a non-cash reversal of its $73,040 negative investment in First NLC because the Company has no continuing involvement with First NLC. As a result of the bankruptcy and based on the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel to the effect that First NLC’s creditors would not be able to pierce the corporate veil between First NLC and the Company, the Company believes it has no remaining guarantees of the debt or any other obligation of First NLC, and it is considered remote that the Company would have any further obligations related to First NLC. See Note 11 for the status of First NLC’s bankruptcy proceedings.

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

Dividends

The Company did not declare or pay dividends during 2008. Pursuant to the Company’s variable dividend policy, the Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future.

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

Effective January 1, 2006, in accordance with SFAS No. 123R, the Company adopted a fair value based measurement method in accounting for all share based payment transactions with employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for the year ended December 31, 2006: dividend yield of 8.5%, expected volatility of 49%, risk-free interest rate of 4.7%, and an expected life of five years for all grants. The weighted average fair value of options granted during the year ended December 31, 2006 was $2.25. No options were granted during the years ended December 31, 2008 and 2007.

A summary of option activity under the FBR Long-Term Incentive Plan and the FBR Group Stock and Annual Incentive Plan (the Stock Plans) as of December 31, 2008, and changes during the three year then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Contractual Life
Share Balance as of December 31, 2005	3,188,726	$17.47	2.7
Granted in 2006	227,500	9.75
Cancelled in 2006	(414,727)	18.97
Exercised in 2006	(77,456)	6.15

Share Balance as of December 31, 2006	2,924,043	$16.92	1.9
Granted in 2007	—	—
Cancelled in 2007	(1,914,006)	18.25
Exercised in 2007	(10,000)	6.50

Share Balance as of December 31, 2007	1,000,037	$14.48	1.9
Granted in 2008	—	—
Cancelled in 2008	(456,263)	14.15
Exercised in 2008	—	—

Share Balance as of December 31, 2008	543,774	$14.76	1.0

Options Exercisable	397,940	16.67	1.0

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $-0-, $7, and $277, respectively.

As of December 31, 2008, there was $17 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plans relating to 145,834 nonvested options. The total unrecognized cost is expected to be recognized over a weighted-average period of 0.2 years.

Pursuant to SFAS 123R, compensation expense recognized in the statement of operations for stock options for the year ended December 31, 2008 was $111 and a related tax benefit of $1. In addition, in accordance with the provisions of SFAS 123R, the Company recognized compensation expense of $-0- and $148 relating to shares offered under the Employee Stock Purchase Plan for the years ended December 31, 2008 and 2007.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted for periods indicated:

	Year Ended December 31,
	2008	2007	2006
Volatility	56.6%	30.0%	30.0%
Risk-free interest rate	3.0%	4.7%	4.8%
Expected life	5.5 years	4.3 years	4.5 years
Dividend yield	—	—	—
Weighted average fair value	$2.99	$4.90	$5.00

Compensation expense recognized by the Company for stock options granted by FBR Capital Markets under this plan for the years ended December 31, 2008, 2007 and 2006 was $3,485, $6,061 and $1,701, respectively, and a related tax benefit of $61, $2,402 and $672, respectively, related to FBR Capital Markets Long-Term Incentive Plan. Stock compensation expense related to stock options for the year ended December 31, 2008 reflects a reversal of compensation expense related to forfeitures of unvested stock options issued to employees in prior periods that exceeded its historical forfeiture assumption used to calculate stock compensation expense. This increased volume of forfeitures was due to a reduction in the number of the Company’s employees during 2008.

A summary of option activity under the FBR Capital Markets Long-Term Incentive Plan as of December 31, 2008, and changes during the year then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Contractual Life
Share Balance as of December 31, 2005	—	$—	—
Granted in 2006	3,385,000	15.00
Cancelled in 2006	(9,000)	15.00

Share Balance as of December 31, 2006	3,376,000	$15.00	5.6
Granted in 2007	1,501,586	15.12
Cancelled in 2007	(444,832)	15.10

Share Balance as of December 31, 2007	4,432,754	$15.03	5.0
Granted in 2008	2,525,169	5.60
Cancelled in 2008	(1,045,963)	14.90

Share Balance as of December 31, 2008	5,911,960	$11.03	5.2

Options Exercisable as of December 31, 2008	141,371	$13.61	7.7

FBR Group Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. As of December 31, 2008 and December 31, 2007, a total of 8,236,384 and 1,207,421, respectively, shares of such FBR Group restricted Class A common stock was outstanding with unamortized deferred compensation of $11,382 and $3,377, respectively. As a result of adopting SFAS 123R, deferred compensation costs have been reclassified within the equity section of the balance sheet. This change in presentation had no net effect on the Company’s total equity. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2005	2,038,340	$16.40	1.8
Granted	781,597	9.50
Forfeitures	(169,278)	15.34
Vestitures	(831,228)	14.05

Share Balance as of December 31, 2006	1,819,431	$14.69	1.6
Granted	114,929	5.81
Forfeitures	(54,388)	12.59
Vestitures	(672,551)	17.84

Share Balance as of December 31, 2007	1,207,421	$12.34	1.0
Granted	7,756,315	2.91
Forfeitures	(126,582)	9.64
Vestitures	(600,770)	16.80

Share Balance as of December 31, 2008	8,236,384	$3.25	2.0

For the years ended December 31, 2008, 2007 and 2006, the Company recognized $13,270, $6,468 and $10,490, respectively, of compensation expense related to this FBR Group restricted stock.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. The Company issued 89,569 and 164,508 shares of FBR Group restricted common stock valued at $250 and $787 respectively, to the trust for the year ended December 31, 2008 and 2007, respectively, in settlement of such accrued incentive compensation. A summary of the undistributed restricted stock issued to the trust is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vesting Period
Share Balance as of December 31, 2005	1,198,314	$20.12	1.9
Shares issued to Trust	755,852	10.12
Shares distributed from Trust	(352,581)	16.43

Share Balance as of December 31, 2006	1,601,585	$16.20	1.5
Shares issued to Trust	164,508	4.78
Shares distributed from Trust	(849,896)	18.96

Share Balance as of December 31, 2007	916,197	$11.44	1.2
Shares issued to Trust	89,569	2.79
Shares distributed from Trust	(445,683)	12.24

Share Balance as of December 31, 2008	560,083	$9.43	1.0

FBR Capital Markets Restricted Stock

FBR Capital Markets also grants restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases achievement of specified market conditions. For the year ended December 31, 2008, FBR Capital Markets granted 295,989 restricted shares of common stock at a weighted average share price of $6.85. For the year ended December 31, 2008, FBR Capital Markets recognized $6,373 of compensation expense related to grants of restricted shares of common stock. For the year ended December 31, 2007, FBR Capital Markets granted 2,088,546 restricted shares of common stock at a weighted average share price of $16.26. For the year ended December 31, 2007, FBR Capital Markets recognized $5,049 of compensation expense related to grants of restricted shares of common stock. For the year ended December 31, 2008, FBR Capital Markets recognized $8,063 of compensation expense related to RSUs. FBR Capital Markets did not grant any RSUs prior to January 1, 2008.

In August 2008, FBR Capital Markets’s Board of Directors approved the modification of certain RSUs with a market condition issued in February 2008 and outstanding as of the modification date. A total of 4,285,000 RSUs with a market condition issued in February 2008 were modified as part of this action by the Board of Directors. The modifications included (i) the modification of 1,142,666 RSUs to require a service period only and (ii) the replacement of 3,142,334 RSUs with 1,142,666 RSUs with a revised market condition and 2,258,668 options to purchase FBR Capital Markets’s common stock. In accordance with SFAS 123R, FBR Capital Markets has accounted for both of the changes as a modification to the original award and has determined the compensation expense based on the total of unrecognized compensation of the original awards plus the incremental increase in fair value of the new award compared to the fair value of the original award as of the modification date. FBR Capital Markets has included the modified awards in the issuance balances for RSUs and stock options for the year ended December 31, 2008.

A summary of unvested restricted stock awards as of December 31, 2008, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	2,088,546	16.26
Forfeitures	(144,683)	15.90

Share Balance as of December 31, 2007	1,943,863	$16.29	3.9
Granted	295,989	6.85
Vestings	(84,892)	15.01
Forfeitures	(529,191)	15.87

Share Balance as of December 31, 2008	1,625,769	$14.68	2.9

A summary of unvested restricted stock units as of December 31, 2008, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	—	$—	—
Granted	9,455,725	5.65
Vestings	(3)	8.21
Forfeitures	(733,844)	3.71
Cancellations	(3,142,334)	2.10

Share Balance as of December 31, 2008	5,579,544	$5.61	4.1

As of December 31, 2008, a total of 1,625,769 restricted shares of common stock were outstanding with total unrecognized compensation cost related to unvested shares of $13,769. The total unrecognized cost is expected to be recognized over a weighted-average period of 2.9 years as of December 31, 2008. As of December 31, 2008, a total of 5,579,544 of RSUs were outstanding with total unrecognized compensation cost related to unvested units of $23,161. The total unrecognized cost is expected to be recognized over a weighted-average period of 4.1 years as of December 31, 2008.

In addition, as part of FBR Capital Markets’s satisfaction of incentive compensation earned for past service under FBR Capital Markets’ variable compensation programs, employees may receive restricted shares of common stock or RSUs in lieu of cash payments.

A summary of restricted stock irrevocable trust awards as of December 31, 2008, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	—	$—	—
Granted	729,107	13.35
Vestings	(1,143)	15.15

Share Balance as of December 31, 2007	727,964	$13.35	2.6
Granted	704,464	7.31
Vestings	(253,313)	12.73
Cancelled and reissued as RSUs	(5,691)	13.33

Share Balance as of December 31, 2008	1,173,424	$9.86	1.9

A summary of restricted stock unit irrevocable trust awards as of December 31, 2008, and changes during the twelve months then ended is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2007	—	$—	—
Granted	227,377	5.81
Vestings	(8,427)	9.36

Share Balance as of December 31, 2008	218,950	$5.67	2.57

Employee Stock Purchase Plans

FBR Group Employee Stock Purchase Plan

The Company initiated the 1997 Employee Stock Purchase Plan (Purchase Plan) on September 1, 1998. Under the Purchase Plan, eligible employees may purchase Class A common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. As discussed above, in accordance with the provisions of SFAS 123R, effective January 1, 2006 the Company is required to recognize compensation expense relating to shares offered under the Purchase Plan. For the years ended December 31, 2008 and 2007, the Company recognized such compensation expense of $-0- and $148, respectively.

FBR Capital Markets Corporation Employee Stock Purchase Plan

FBR Capital Markets initiated the Employee Stock Purchase Plan (CMC Purchase Plan) on January 1, 2007. Under the CMC Purchase Plan, eligible employees may purchase common stock through payroll deductions at a price that is 85% of the lower of the market value of the common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, FBR Capital Markets is required to recognize compensation expense relating to shares offered under the CMC Purchase Plan. For the years ended December 31, 2008 and 2007, FBR Capital Markets recognized compensation expense of $376 and $508, respectively, related to the CMC Purchase Plan.

Director Stock Compensation Plan

FBR Group Director Stock Compensation Plan

Under the Non-Employee Director Stock Compensation Plan and the FBR Long-Term Incentive Plan, the Company may grant options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees to non-employee directors. Prior to the merger, the Company had awarded stock options to directors, all of which vested upon the merger. Following the merger, the Board determined to make awards of RSUs instead of options, and approved annual awards of RSUs equal in value to $50 to each director to be made in conjunction with the annual shareholders meeting and, in the fourth quarter of 2004, increased such annual award value to $80. In addition, each of the Chairmen of the Board’s Committees receives one half of his quarterly fees for service as Chairmen in RSUs. These RSUs vest the day before the next annual meeting of shareholders, and are convertible to Class A Common Stock one year following completion of the director’s service on the Board. All options, stock and RSUs awarded to non-employee directors are non-transferable other than by will or the laws of descent and distribution. During 2008, 2007, and 2006, the Company granted 268,225 RSUs, 92,820 RSUs and 66,146 RSUs, respectively. For the year ended December 31, 2008, 2007, and 2006, the Company recognized $553, $634 and $646, respectively, of director fees related to these RSUs.

FBR Capital Markets Director Stock Compensation Plan

Pursuant to the FBR Capital Markets Director Stock Purchase Plan (CMC Director Stock Purchase Plan), each of FBR Capital Markets’ non-employee directors (other than the directors designated by Crestview Partners) was offered an opportunity to subscribe for up to $1,000 of FBR Capital Markets’ common stock at a purchase price equal to then-current fair market value of the common stock at the time he or she joins the board of directors. Pursuant to the CMC Director Stock Purchase Plan, during the year ended December 31, 2007 the non-employee directors of FBR Capital Markets purchased 173,334 shares of common stock providing cash proceeds to FBR Capital Markets of $2,603. There were no purchases of common stock by non-employee directors of FBR Capital Markets during 2008.

Share Repurchases

FBR Group Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14 million shares of the Company’s Class A common stock from time to time. In July 2007, the Company’s Board of Directors authorized an increase in the number of shares the Company is authorized to repurchase in accordance with this repurchase program from 14 million to 50 million shares of the Company’s Class A common stock. In December 2007, the Company’s Board of Directors authorized a further increase in the number of shares of the Company’s Class A common stock that the Company is authorized to repurchase in accordance with this repurchase program from 50 million shares to an aggregate of 100 million shares. In accordance with this repurchase program, a portion of the stock acquired may be used for the FBR Group stock-based compensation plans described previously. During the year ended December 31, 2008, the Company, in accordance with the Company’s share repurchase program, repurchased 119,320 at a cost of $48. During the year ended December 31, 2007, the Company, in accordance with the Company’s share repurchase program, repurchased 23,643,428 at a cost of $109,777. There were no shares repurchased during the year ended December 31, 2006. At December 31, 2008, the Company had authority to repurchase 76,237,252 shares.

FBR Capital Markets Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, FBR Capital Markets’ Board of Directors authorized a share repurchase program under which FBR Capital Markets could repurchase up to one million shares of FBR Capital Markets’ outstanding shares of common stock. During 2007, FBR Capital Markets, in accordance with FBR Capital Markets’ share repurchase program, repurchased one million shares at a weighted average price of $13.01 per share for a total cost of $13,017.

In October 2008, the FBR Capital Markets’ Board of Directors approved an increase in the number of shares of common stock that FBR Capital Markets is authorized to repurchase to 10,167,431 shares. During the year ended December 31, 2008, FBR Capital Markets repurchased a total of 6,748,546 shares of common stock at a weighted average price of $5.02 per share. These repurchases included the repurchase by FBR Capital Markets on behalf of itself and one of its subsidiaries of a total of 6,565,405 shares of common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A—Global Strategy (“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share. As of December 31, 2008, FBR Capital Markets has the remaining authority to repurchase up to 3,418,885 shares of common stock.

Note 14. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

The Company’s asset management entities trade and invest in public and non-public securities. As of December 31, 2008 and 2007, as discussed above, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

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

General Partnership and Managing Member Interests

As general partner of investment partnerships (or managing member of limited liability companies), certain of the Company’s subsidiaries may be exposed to liabilities that exceed the balance sheet value of the Company’s investment in the relevant vehicles. To limit the Company’s exposure to such excess liabilities the Company has formed limited liability companies, which are wholly owned by the relevant subsidiary, to hold the respective general partner or managing member interest. The hedge funds and other partnerships that the Company manages through subsidiaries as a general partner or managing member had $3,809 and $2,605 of liabilities as of December 31, 2008 and 2007, respectively, primarily margin debt, not reflected on our balance sheet.

Note 15. Strategic Alternatives

On October 23, 2008, the Company announced its plan to downsize its MBS portfolio in order to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of its long-term debt. The Company also announced that it has retained financial advisors to evaluate strategic alternatives for the purpose of maximizing the value of its assets and liabilities including all of its trust preferred debt. Potential strategic alternatives include the sale of the Company or its assets or the distribution of its assets to shareholders.

Note 16. Supplemental Cash Flow Information—Non-cash Transactions:

During 2008, the Company recorded a non-cash reversal of its $73,040 negative investment in First NLC because the Company has no continuing involvement with First NLC. As a result of the bankruptcy and based on the Company’s review of its relationship with First NLC and an opinion of the Company’s counsel to the effect that First NLC’s creditors would not be able to pierce the corporate veil between First NLC and the Company, the Company believes it has no remaining guarantees of the debt or any other obligation of First NLC, and it is considered remote that the Company would have any further obligations related to First NLC.

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

The accounting policies of these segments are the same as those described in Note 2. The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. These transactions include investment banking activities provided by the capital markets segment to other segments and the sale of mortgage loans between the mortgage banking and principal investing segments. The Company’s net revenues from foreign operations totaled $18,050, $27,046 and $22,197 for the years ended December 31, 2008, 2007 and 2006, respectively. The following tables illustrate the financial information for the Company’s segments for the years indicated.

	Capital Markets	Asset Management	Principal Investing	Mortgage Banking	Intersegment Eliminations(1)	Consolidated Totals
2008
Net revenues	$236,008	$19,641	$(452,742)	$65	$—	$(197,028)
Compensation and benefits	213,780	13,120	19,195	2,800	—	248,895
Total expenses	346,060	34,503	43,382	4,880	—	428,825
Operating loss	(110,052)	(14,862)	(496,124)	(4,815)	—	(625,853)
Total assets	228,299	29,785	1,296,730	5,477	—	1,560,291
Total net assets	84,561	15,145	(83,580)	(2,543)	—	13,583

2007
Net revenues	$446,882	$31,052	$(153,848)	$(209,953)	$(6,973)	$107,160
Compensation and benefits	271,749	14,915	20,816	53,875	—	361,355
Total expenses	418,166	38,068	174,910	216,421	(1,449)	846,116
Operating income (loss)	28,716	(7,016)	(328,758)	(426,374)	(5,524)	(738,956)
Total assets	494,678	39,467	2,309,597	101,213	—	2,944,955
Total net assets	205,270	17,711	243,091	(72,381)	—	393,691

2006
Net revenues	$330,865	$27,313	$(91,938)	$112,674	$—	$378,914
Compensation and benefits	215,607	14,393	5,052	74,013	—	309,065
Total expenses	365,241	38,393	52,106	130,843	—	586,583
Operating loss	(34,376)	(11,080)	(144,044)	(18,169)	—	(207,669)
Total assets	288,115	46,395	11,946,976	1,071,032	—	13,352,518
Total net assets	142,430	30,603	913,039	84,973	—	1,171,045

(1)	Intersegment Eliminations represent the elimination of intersegment transactions noted above.

Note 18. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2008 and 2007. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Total Revenues	Net (Loss) Income Before Income Taxes and Minority Interest	Net (Loss) Income	Basic (Loss) Earnings Per Share	Diluted (Loss) Earnings Per Share
2008
First Quarter	$115,932	$39,383	$45,102	$0.30	$0.30
Second Quarter	71,328	(47,279)	(25,051)	(0.17)	(0.17)
Third Quarter	(78,346)	(201,031)	(169,022)	(1.12)	(1.12)
Fourth Quarter	(220,734)	(296,995)	(268,492)	(1.77)	(1.77)

Total Year	$(111,820)	$(505,922)	$(417,463)	$(2.76)	$(2.76)

2007
First Quarter	$180,033	$(216,214)	$(187,743)	$(1.09)	$(1.09)
Second Quarter	319,163	74,758	10,209	0.06	0.06
Third Quarter	66,387	(195,192)	(210,645)	(1.25)	(1.25)
Fourth Quarter	19,014	(298,246)	(270,421)	(1.77)	(1.77)

Total Year	$584,597	$(634,894)	$(658,600)	$(3.94)	$(3.94)

Note 19. Subsequent Events:

Subsequent to December 31, 2008, the Company extinguished an additional $201,689 of long-term debt at a gain of $131,540 and further reduced its MBS portfolio by $56,072 at a loss of $1,126. In addition, FBR Capital Markets also liquidated its remaining MBS portfolio of $454,339 and related interest rate caps and repurchase agreements, recognizing an aggregate net investment loss of $1,043. The Company also liquidated $550,000 of its U.S. Treasury bond holdings and related repurchase agreements recognizing no gain or loss from the transaction.

The Company has elected to revoke the Company’s status as a REIT effective as of January 1, 2009, in part to use the net operating losses carry-forwards and net capital losses carry-forward incurred at the parent level to offset anticipated taxable income of the Company’s former taxable REIT subsidiaries. As a result of revoking the REIT status, the Company will be subject to corporate income tax on the taxable income and gains that are not offset by net operating loss and net capital loss carry-forwards. The Company will file a consolidated federal income tax return with its former taxable REIT subsidiaries (other than FBR Capital Markets and its subsidiaries). The Company is prohibited from electing the REIT status again until 2014.

On February 23, 2009, the Company announced its intent to change its corporate name to Arlington Asset Investment Corporation. The Company will seek approval from shareholders to amend the Company’s charter to reflect the name change at its next annual shareholders meeting in June 2009. The Company has notified the New York Stock Exchange (NYSE) of the name change and received the approval from the NYSE to change the ticker symbol to “AI” from “FBR” on February 24, 2009. The Company will issue a press release when the symbol change becomes effective. The Company will continue to be led by its existing management team.