Form 10-K/A
period 2008-12-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2009-04-30
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 20, 2009, there were 147,585,068 shares of Class A common stock outstanding and 11,372,293 shares of Class B common stock outstanding.

EXPLANATORY NOTE

Friedman, Billings, Ramsey Group, Inc., which is doing business as Arlington Asset Investment Corp. (the “Company”), is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) to provide additional information required to be included in Part III of the Form 10-K. Under the rules of the Securities and Exchange Commission (the “SEC”), the Company expects to file its Definitive Proxy Statement for the 2009 annual meeting of shareholders with the SEC on or about May 1, 2009 and furnish its Definitive Proxy Statement to shareholders as soon as reasonably practicable after such date. The information included in this Amendment No. 1 on Form 10-K/A appears in the Preliminary Proxy Statement filed by the Company with the SEC on April 21, 2009 and will appear in the Definitive Proxy Statement to be filed by the Company with the SEC on or about May 1, 2009.

In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is also including with this Amendment new certifications by its principal executive and principal financial officers. Accordingly, Item 15 of Part IV of the Form 10-K is also being amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Form 10-K, which continues to speak as of March 16, 2009, the original date of filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to such date other than as expressly indicated in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and other filings made by the SEC on or subsequent to March 16, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Information for each of our directors, as of April 30, 2009, is set forth below.

Eric F. Billings, age 56, is our Chairman and Chief Executive Officer. Since co-founding our Company as FBR Group in 1989, he has continuously served as a director. He served as Vice Chairman and Chief Operating Officer from 1989 to 1999, Vice Chairman and Co-Chief Executive Officer from 1999 to April 2003 and Co-Chairman and Co-Chief Executive Officer from April 2003 to April 2005. He was appointed Chairman and Chief Executive Officer on April 28, 2005. Mr. Billings also serves as Chairman of FBR Capital Markets Corporation, our publicly-traded, majority-owned subsidiary (“FBR Capital Markets”). Mr. Billings sits on the board of the Boys & Girls Clubs of Greater Washington and the Board of Visitors for the Robert H. Smith School of Business. Mr. Billings is the brother of Mr. Jonathan Billings, who is the Executive Vice President and Head of Institutional Brokerage for FBR Capital Markets & Co. (f/k/a Friedman, Billings, Ramsey & Co., Inc.), a subsidiary of FBR Capital Markets.

Daniel J. Altobello, age 68, has served as a director of our Company since June 2000. Since October 2000, Mr. Altobello, chairman of Altobello Family LP, has been a private investor and active board member of several companies. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., the parent of Caterair International, Inc. and LSG/SKY Chefs. He is a member of the board of directors of DiamondRock Hospitality Company, JER Investors Trust, Inc. and MESA Air Group. Mr. Altobello serves on the advisory board of Thayer Capital Partners. Mr. Altobello is also a trustee of Loyola Foundation, Inc.

Peter A. Gallagher, age 68, served as a director of FBR Asset Investment Corporation, a predecessor of our Company, since August 2000 and, upon the merger that formed our Company in March 2003, he became director of our Company. Mr. Gallagher retired in May 2004 as the President and Chief Executive Officer of America’s Promise—the Alliance for Youth, a non-profit organization dedicated to building the character and competence of America’s youth, in which capacity he had served since July 1997. From 1994 through 1996 Mr. Gallagher served as Chief Executive Officer of Source One Financial Services, Inc., and from l989 through 1993 he served as Senior Vice President of AT&T Consumer Affairs. Mr. Gallagher has also served as a member of the Board of Trustees of Pew Charitable Trust—Partnership for Civic Change; VHA Health Foundation, Inc., and the National Assembly of Health and Human Service Organizations, and from 1996 through 1999 he served as Vice Chairman of the District of Columbia Emergency Board of Education.

Russell C. Lindner, age 54, served as a director of FBR Asset Investment Corporation, a predecessor of our Company, since 1999 and, upon the merger that formed our Company in March 2003, he became a director of our Company. He is currently the Chairman and Chief Executive Officer of the Forge Company, the parent company of Colonial Parking, Inc., and Bear Saint Properties, Inc., a real estate investment advisory firm. He has served as Chairman of the Forge Company since January 1, 1994. Mr. Lindner is a director and member of the executive committee of the Federal City Council. He also serves on the advisory boards of SunTrust Bank (Metro DC) and the University of Georgia Arch Foundation.

Ralph S. Michael, III, age 54, has served as a director of our Company since 2006. He served as President and Chief Operating Officer of The Ohio Casualty Insurance Company until November 2007. From 2003 to 2005 he was executive vice president and manager of private asset management and held other positions with U.S. Bank. From 1979 to 2002 he held various executive and management positions with PNC Financial Services Group. Mr. Michael is a director of AK Steel Corporation, Key Energy Services, Inc. and Cincinnati Bengals, Inc. He is also a trustee of Xavier University (Ohio).

Wallace L. Timmeny, age 71, has served as a director of our Company since December 1997. From 1979 to the present, Mr. Timmeny was a securities attorney in private practice, most recently as a partner in the Washington, D.C. office of Dechert LLP, from 1996 until his retirement from Dechert LLP in April 2007. From 1965 to 1979, Mr. Timmeny was an attorney with the U.S. Securities and Exchange Commission (“SEC”) and ultimately the Deputy Director of the Division of Enforcement of the SEC. Mr. Timmeny has served as an adjunct professor at American University School of Law, George Mason University School of Law and Georgetown University School of Law. Mr. Timmeny is a past chairman of the Executive Council of the Securities Law Committee of the Federal Bar Association. Mr. Timmeny is a director of Waste Services, Inc. and Whitney Information Systems, Inc.

J. Rock Tonkel, Jr., age 46, has served as a director of our Company since March 2007. He serves as our President and Chief Operating Officer, a position he assumed in February 2007. From April 2004 to February 2007, Mr. Tonkel served as President and Head of Investment Banking at Friedman, Billings, Ramsey & Co., Inc. (currently FBR Capital Markets & Co.) with responsibility over the investment banking unit operated by our affiliates. Prior to that, Mr. Tonkel served as Executive Vice President and Head of Investment Banking, a position he assumed in February 2002. Mr. Tonkel joined Friedman, Billings, Ramsey & Co., Inc. in 1994 as Managing Director of our financial institutions investment banking group.

John T. Wall, age 67, has served as a director of our Company since October 2002. Mr. Wall is currently the Chairman and CEO of Capital Markets Advisors, Inc., a firm that provides financial markets advisory services, a position that Mr. Wall has held since the firm’s formation in December 2002. Mr. Wall is also Co-Chairman of World Trade Center Dulles Airport Capital Advisors, Inc., a position that Mr. Wall has held since its inception in January 2008. From 1965 to October 2002, Mr. Wall served in various management roles at the NASD, Inc. and the Nasdaq Stock Market, most recently serving as President of Nasdaq International, Ltd. Mr. Wall currently serves as a director of FBR Capital Markets. In addition, Mr. Wall serves on the board of the Macklin Business Institute of Montgomery College and is Honorary Chairman of YANS International, a Chinese conglomerate. Mr. Wall has also served on numerous industry committees and boards, including the National Securities Clearing Corporation, The Options Clearing Corporation and EASDAQ. Mr. Wall recently retired from the board of the Caisse de Depot et Placement du Quebec.

Executive Officers

Information regarding the Company’s current executive officers is set forth below.

Eric F. Billings, age 56, is our Chairman and Chief Executive Officer. Since co-founding our Company in 1989, he has continuously served as a director. He served as Vice Chairman and Chief Operating Officer from 1989 to 1999, and as Vice Chairman and Co-Chief Executive Officer from 1999 to April 2003, and Co-Chairman and Co-Chief Executive Officer from April 2003 to April 2005. He was appointed Chairman and Chief Executive Officer on April 28, 2005. Mr. Billings also serves as Chairman of FBR Capital Markets. Mr. Billings sits on the board of the Boys & Girls Clubs of Greater Washington and the Board of Visitors for the Robert H. Smith School of Business. Mr. Billings is the brother of Mr. Jonathan Billings, who is the Executive Vice President and Head of Institutional Brokerage for FBR Capital Markets & Co. (f/k/a Friedman, Billings, Ramsey & Co., Inc.), a subsidiary of FBR Capital Markets.

J. Rock Tonkel, Jr., age 46, has served as a director of our Company since March 2007. He serves as our President and Chief Operating Officer, a position he assumed in February 2007. From April 2004 to February 2007, Mr. Tonkel served as President and Head of Investment Banking at Friedman, Billings, Ramsey & Co., Inc. (currently FBR Capital Markets & Co.) with responsibility over the investment banking unit operated by our affiliates. Prior to that, Mr. Tonkel served as Executive Vice President and Head of Investment Banking, a position he assumed in February 2002. Mr. Tonkel joined Friedman, Billings, Ramsey & Co., Inc. in 1994 as Managing Director of our financial institutions investment banking group.

Kurt R. Harrington, age 56, is our Executive Vice President, Chief Financial Officer and Treasurer, a position he has held since January 2000. Mr. Harrington was appointed to serve as the Chief Accounting Officer in September 2008. Mr. Harrington was also the Executive Vice President, Chief Financial Officer and Treasurer of FBR Capital Markets between January 2000 and February 2008 and served as Chief Financial Officer and Treasurer of FBR Asset Investment from September 1999 to March 2003. Mr. Harrington joined our Company as Vice President of Finance and Treasurer in March 1997. He was previously the Chief Financial Officer of Jupiter National, Inc., a publicly traded, closed-end venture capital company. From 1980 to 1990, Mr. Harrington served in a number of senior financial accounting, reporting and business planning positions at MCI Communications Corporation and Marriott Corporation, in Washington, D.C. He began his career with the public accounting firms of Meahl, McNamara & Co., Boston, Massachusetts and later, PricewaterhouseCoopers LLP, Washington, D.C. Mr. Harrington received his Certified Public Accountant certification in 1978. Mr. Harrington serves on the board of DanceSmith, a charitable organization, and is a trustee of Nichols College.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers to file reports of ownership and changes in ownership of our Company’s securities with the SEC. Based solely on our review of the reports and amendments to those reports furnished to us or written representations from these persons that these reports were not required from those persons, we believe that our directors and executive officers filed all reports required by Section 16(a) on a timely basis.

Code of Ethics

We have not adopted a code of ethics that applies only to our principal executive officer, principal financial officer and principal accounting officer, because our Board of Directors has adopted a Statement of Business Principles that is broadly written and covers these officers and their activities. Our Statement of Business Principles is available on our website at www.arlingtonasset.com.

Audit Committee

The Company has a separately designated Audit Committee. The current members of the Audit Committee are Mr. Michael, who serves as Chairman, Mr. Gallagher and Mr. Wall. Stephen D. Harlan, a former member of the Board who did not stand for re-election at the 2008 Annual Meeting of Shareholders, served on the Audit Committee until June 5, 2008. The Audit Committee assists the Board of Directors in monitoring our financial reporting process, and is solely responsible for hiring and monitoring the independence and performance of our independent auditors. The Board has determined that each member of the Audit Committee is independent according to the independence standards set forth in the NYSE listing standards and our Corporate Governance Guidelines. The Board has determined that Mr. Michael is qualified as an “audit committee financial expert,” within the meaning of SEC regulations, and possess related financial management expertise within the meaning of the listing standards of the NYSE. The Board of Directors has adopted a written charter for the Audit Committee, a current copy of which is available to shareholders on our website at www.arlingtonasset.com.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes our compensation strategy, policies, programs and practices for the executive officers identified in the Summary Compensation Table for 2008. We refer to these individuals as our “Named Executive Officers.”

No performance-based bonuses were paid or awarded by us to our Named Executive Officers in cash or stock for the 2008 performance year. In addition, in 2008, no long-term equity awards were granted by us to our Named Executive Officers under our 2004 Long-Term Incentive Plan except for the retention stock awards which were granted to Messrs. Billings, Tonkel and Ginivan on February 20, 2008 and previously disclosed in our Current Report on Form 8-K filed with the SEC on February 26, 2008, our definitive proxy statement for our 2008 annual meeting of shareholders and our preliminary proxy statement for our 2009 annual meeting of shareholders.

In 2008, the Named Executive Officers were Eric F. Billings, Chairman of the Board and Chief Executive Officer, Kurt R. Harrington, Executive Vice President, Chief Financial Officer and Chief Accounting Officer, J. Rock Tonkel, Jr., President and Chief Operating Officer, Richard J. Hendrix, President and Chief Executive Officer of FBR Capital Markets and an executive officer of our Company until April 30, 2008, and William J. Ginivan, Executive Vice President and General Counsel of FBR Capital Markets and an executive officer of our Company until September 16, 2008. In 2008, all executive compensation decisions impacting the compensation paid or awarded to Mr. Hendrix were made by the FBR Capital Markets compensation committee, which we refer to as the “FBCM Compensation Committee.”

Effective as of January 1, 2008, we terminated the management services agreement that we entered into with FBR Capital Markets in July 2006. As a result of the termination of the management services agreement, FBR Capital Markets and the FBCM Compensation Committee assumed full responsibility for approving the compensation arrangements for its executive management team for 2008 and future years, and our Compensation Committee, which we sometimes refer to as the “Committee,” assumed full responsibility for approving the compensation arrangements for our executive management team without regard to the business of, or their performance with respect to, FBR Capital Markets. All of the compensation paid to Messrs. Billings, Hendrix and Ginivan for their services as executive officers of FBR Capital Markets, which is disclosed in this Form 10-K/A, was separately paid by FBR Capital Markets and separately approved by the FBCM Compensation Committee. For a discussion of the compensation paid or awarded to Messrs. Billings, Hendrix and Ginivan by FBR Capital Markets in their capacities as executive officers of FBR Capital Markets, you should refer to the executive compensation information included in the definitive proxy statement to be filed by FBR Capital Markets with the SEC on or before April 30, 2009, including the information under the heading “Compensation Discussion and Analysis.”

For the 2008 performance year, the Compensation Committee was advised by Frederic W. Cook & Co., Inc., an independent compensation consulting firm. Frederic W. Cook & Co., Inc. reported directly to the Committee and provided independent advice to the Committee with respect to certain aspects of our 2008 executive compensation program. Specifically, Frederic W. Cook & Co., Inc. provided the Committee with advice regarding the design of our 2008 executive bonus pool under which Messrs. Tonkel, Harrington and Ginivan were eligible to receive a portion of their total compensation for 2008 based on our profitability and assisted the Committee with the design of a peer group of publicly-traded companies, as explained below. Frederic W. Cook & Co., Inc. provided analysis and recommendations that informed the Committee; however, Frederic W. Cook & Co., Inc. did not decide or approve any compensation actions.

Compensation Philosophy and Objectives

Given the highly competitive nature of our business, the mobility of skilled and experienced executives, and the competitive importance of compensation in our industry, our 2008 executive compensation program was designed to motivate, reward and retain highly qualified individuals capable of implementing Board-approved strategic initiatives that we believe are critical in positioning us to increase long-term shareholder value by taking advantage of strategic opportunities once the global financial markets stabilize.

No performance-based bonuses were paid or awarded by us to our Named Executive Officers in cash or stock for the 2008 performance year. In addition, in 2008, no long-term equity awards were granted by us to our Named Executive Officers under our 2004 Long-Term Incentive Plan except for the retention stock awards which were granted to Messrs. Billings, Tonkel and Ginivan on February 20, 2008 and previously disclosed in our Current Report on Form 8-K filed with the SEC on February 26, 2008, our definitive proxy statement for our 2008 annual meeting of shareholders and our preliminary proxy statement for our 2009 annual meeting of shareholders.

The compensation paid or awarded by us to our Named Executive Officers, excluding Mr. Hendrix, for 2008 was designed to meet the following objectives:

•

Competitive Compensation—Our executive compensation program was designed to provide compensation that is competitive with compensation provided by other companies to executive officers who provide comparable services, taking into account the size and characteristics of our Company, as well as other factors, including past contributions, individual performance and the amount of base salary paid in the past years and any recent adjustments.

•

Pay-for-Performance—Our executive compensation program was designed to create a compensation structure under which a meaningful portion of the total compensation paid or awarded is based on the achievement of annual corporate performance goals established by the Committee. As discussed further below, the Committee established a performance-based executive bonus plan for 2008 based on certain pre-determined corporate profitability goals. However, because these corporate profitability goals were not achieved, and the executive performance bonus pool was therefore not funded, no performance-based bonuses were paid by us to our Named Executive Officers for 2008. The Committee retained the discretion to recommend modifications to its annual corporate performance goals, to reduce overall and/or individual performance-based bonuses based on extraordinary events or market conditions, and to award discretionary bonuses after the completion of the fiscal year. No such modifications or discretionary bonuses were approved for 2008.

•

Shareholder Incentives—Our executive compensation program was designed to encourage the aggregation and maintenance of meaningful equity ownership, and alignment of executive and shareholder interests.

•	Retention Incentives—Our executive compensation program was designed to provide an incentive for long-term continued employment with us.

•	Perquisites—We do not pay our executive officers perquisites or other similar benefits.

Setting Compensation

Developing recommendations for our Board of Directors regarding our compensation programs and the specific elements and levels of compensation for our Named Executive Officers is central to the role of the Compensation Committee. The Committee does not have a specific allocation goal between cash and equity-based compensation or between annual and long-term incentive compensation. Instead, the Committee relies upon its collective business judgment as applied to the challenges confronting us, together with regular peer group analyses, evaluations of internal equity considerations and the recommendations of management. The Committee also considers advice and data from independent consultants and information provided by our employees. The Compensation Committee also utilizes subjective information when considering the compensation to be paid or awarded to each of our Named Executive Officers, including the executive’s credentials, length of service, experience, historical performance and competitive employment opportunities. We believe the variety of inputs considered by the Committee provide a basis for the Committee to make informed decisions on the design of our executive compensation program and the elements and amounts of compensation paid or awarded to our Named Executive Officers.

Peer Group Analysis

In constructing our peer group for the 2008 performance year, the Committee was advised by Frederick W. Cook that no peer group firm was exactly comparable to our Company. At the same time, the Committee recognized that we compete for executive talent against smaller and larger mortgage REITs, specialty finance companies and firms that are predominantly broker-dealers. The Committee utilized the peer group as a context to makes judgments about competitive factors in the market and to reach informed decisions about our compensation practices but did not use compensation paid by our peers as benchmarks or targets for the compensation paid or awarded to our Named Executive Officers for 2008.

As shown below, the 2008 peer group consisted of organizations that we believe are competitors either in our industry or for executive talent, or that have similar financial characteristics. To create a compensation program for our Named Executive Officers that is perceived as fair, both externally and internally, the Committee reviewed, but did not specifically target, the total compensation paid to the named executive officers of the peer group companies. The Committee made appropriate adjustments, including adjustments that took into account the nature, scope and market capitalization of our business, our size and the geographic location of our principal executive office in the Greater Washington, D.C. metropolitan area.

In 2008, the peer group approved by the Committee consisted of the following: Allied Capital Corporation; American Capital, Ltd.; Anworth Mortgage Asset Corporation; Capital Trust, Inc.; Capstead Mortgage Corporation; Cowen Group, Inc.; Greenhill & Co., Inc.; Jefferies Group, Inc.; KBW, Inc.; MCG Capital Corporation; MFA Financial, Inc.; NorthStar Realty Finance Corp.; RAIT Financial Trust; Redwood Trust, Inc.; Thomas Weisel Partners Group; and Piper Jaffray Companies.

Role of Executive Officers in Determining Executive Compensation For Named Executive Officers

The recommendations of our Chairman and Chief Executive Officer and our President and Chief Operating Officer also play a significant role in the compensation decision making process. Our Chairman and Chief Executive Officer and President and Chief Operating Officer provide the Committee with an assessment of our achievements and performance, their evaluation of individual performance and their recommendations for direct report base salary, short-term bonus, and long-term incentive awards. The Committee has the discretion to accept, reject or modify these recommendations. Additionally, the Chief Human Capital Officer of FBR Capital Markets, who is provided to us through the services agreement with FBR Capital Markets, and our former Executive Vice President and Chief Legal Officer worked closely with our Chairman and Chief Executive Officer, our President and Chief Operating Officer and the Committee to provide information and recommendations that the Committee considered in making executive compensation decisions for the 2008 performance year.

Elements of Executive Compensation

This section describes the various elements of our compensation program for our Named Executive Officers, excluding Mr. Hendrix, and why the Committee chose to include those elements in our 2008 executive compensation program. Our 2008 executive compensation program consisted of the following elements:

Element	Description	Compensation Objective(s)

Base Salary	Fixed cash compensation	Market Competitiveness

Annual Performance-Based Incentive Compensation Opportunities	Payable annually in cash or stock at the discretion of the Committee under our Amended Key Employee Incentive Plan, if earned	Pay-for-Performance

Discretionary Bonuses	Bonuses payable in cash and/or stock after the completion of the fiscal year at the discretion of the Committee; no performance-based bonuses were paid or awarded by us to our Named Executive Officers in cash or stock for the 2008 performance year	Pay-for-Performance

Long-Term Equity Incentives	Restricted stock awards granted at the Committee’s discretion under the FBR Group 2004 Long-Term Incentive Plan; in 2008, no long-term equity awards were granted by us to our Named Executive Officers under our 2004 Long-Term Incentive Plan except for the retention stock awards which were granted to Messrs. Billings, Tonkel and Ginivan on February 20, 2008 and previously disclosed by us in our Current Report on Form 8-K filed on February 26, 2008, our definitive proxy statement for our 2008 annual meeting of shareholders and our preliminary proxy statement for our 2009 annual meeting of shareholders	Retention Incentives Shareholder Incentives Pay-for-Performance

Benefits	Defined contribution savings plan, healthcare plan and other standard company benefit plans that are generally available to other employees based on standard eligibility criteria	Market Competitiveness

Retention Incentive Awards	Cash awards made pursuant to retention incentive agreements that require the executive to repay in full the amount of the award if the employment condition is not satisfied	Retention Incentives

Perquisites	We do not pay or award our executive officers perquisites or other similar benefits	Not applicable

2008 Base Salaries

We believe that the purpose of base salary is to provide our executives with a set amount of cash compensation that is not variable, or “at risk.” The Committee seeks to pay our executive officers a competitive base salary in recognition of their job responsibilities for a publicly held company and has generally reviewed base salaries for our executives on an annual basis by considering several factors, including competitive factors within our industry, past contributions and individual performance. As discussed above, in setting base salaries the Committee is mindful of total compensation and the overall goal of keeping the amount of cash compensation that is provided in the form of base salary substantially lower than the amount of bonus opportunity that is available, assuming that performance targets are met or exceeded. The Committee also takes into account compensation provided to the Named Executive Officers in past years, including any recent adjustments to their base salary.

In conjunction with the termination of the management services agreement, the Committee carefully reviewed the dual responsibilities and anticipated relative contributions of certain executives and made decisions regarding the salary levels and allocations of these executives, effective as of January 1, 2008. As a result of these considerations, the Committee set 2008 base salaries for our Named Executive Officers, excluding Mr. Hendrix, as follows:

Named Executive Officer	2008 Base Salary Payable by Us		Percentage Decrease(1)
Eric F. Billings	$800,000		16.7%
J. Rock Tonkel, Jr.	$750,000		—
Kurt R. Harrington	$250,000		—
Richard J. Hendrix	N/A	(2)	—
William J. Ginivan	$125,000	(3)	50.0%

(1)	In light of the fact that Messrs. Billings and Ginivan would continue to have responsibilities at both our Company and FBR Capital Markets, but were expected by the Committee to dedicate more of their professional time to FBR Capital Markets in 2008, the Committee reduced the amount of base salary payable by us in 2008 to these executives. In 2008, Messrs. Billings and Ginivan were paid an aggregate of $1.8 million and $375,000 in base salary, respectively, by us and FBR Capital Markets. All of the compensation paid to Messrs. Billings and Ginivan for their services as executive officers of FBR Capital Markets was separately paid by FBR Capital Markets and separately approved by the FBCM Compensation Committee. For a discussion of the compensation paid or awarded to Messrs. Billings and Ginivan for their services as executive officers of FBR Capital Markets you should refer to the information included in the definitive proxy statement to be filed by FBR Capital Markets with the SEC on or before April 30, 2009, including the information under the heading “Compensation Discussion and Analysis.”
(2)	The Committee did not approve a 2008 base salary for Mr. Hendrix because he was dedicated exclusively to FBR Capital Markets. The FBCM Compensation Committee approved his 2008 base salary, which remained unchanged from the amount paid by us in 2007 at $750,000. For a discussion of the compensation paid or awarded to Mr. Hendrix for his service as executive officer of FBR Capital Markets you should refer to the information included in the definitive proxy statement to be filed by FBR Capital Markets with the SEC on or before April 30, 2009, including the information under the heading “Compensation Discussion and Analysis.”
(3)	On September 16, 2008, Mr. Ginivan resigned all of his positions with our Company and FBR Capital Markets assumed full responsibility for the payment of his 2008 base salary. As a result, we only paid $88,542 of Mr. Ginivan’s 2008 base salary.

2008 Annual Performance-Based Bonus Opportunities

On March 27, 2008, the Committee approved the establishment of the 2008 executive bonus pool under our Amended Key Employee Incentive Plan, from which annual performance-based bonuses would be paid, if earned, to our Named Executive Officers, excluding Mr. Billings and Mr. Hendrix. Given Mr. Billings’ commitment to forgo any cash bonuses that might otherwise have been awarded to him in 2008, 2009 and 2010, the Committee determined that it was appropriate to exclude Mr. Billings from the overall pool funding for 2008. The criterion for the 2008 executive bonus pool was based on “profitability,” defined as our pre-tax net income before deducting the 2008 executive bonus pool. The Committee set the executive bonus pool at 4% of our 2008 profitability, as defined, versus 8% in 2007 after considering that neither Mr. Billings nor Mr. Hendrix would be participating in the 2008 executive bonus pool, and after determining that a 4% executive bonus pool would provide an adequate pay-for-performance incentive for the eligible Named Executive Officers. Individual bonus opportunities for each of the eligible Named Executive Officers were set in March 2008 at a percentage of the executive bonus pool (Mr. Tonkel—67%, Mr. Harrington—18% and Mr. Ginivan—15%). If earned, bonuses would be paid through a combination of cash and restricted stock to be determined by the Committee at its discretion in the first quarter of 2009. The Committee retained the discretion to reduce the size of the 2008 executive bonus pool and to award a smaller performance-based bonus than would otherwise be earned under the bonus pool criteria, if the award was earned based on our 2008 profitability. The Committee was advised by outside counsel that the 2008 executive bonus pool complied with Section 162(m) of the Internal Revenue Code. The Committee also retained discretion to award a discretionary bonus that is not Section 162(m) eligible in the event that the 2008 bonus pool did not fund.

In February 2009, our executive management reported to the Committee that our pre-tax net income for 2008 would not be positive and, subsequently, performance-based bonuses would not be funded from the executive bonus pool. Our executive management explained that the primary reason for this result was the severity and unexpected industry-wide impact of the global credit crisis.

2008 Discretionary Bonuses

No performance-based bonuses were paid or awarded by us to our Named Executive Officers in cash or stock for the 2008 performance year.

In February 2009, the Committee reviewed the performance of Mr. Tonkel and Mr. Harrington for 2008 and noted that they successfully oversaw actions that the Committee believes will be beneficial to shareholder value over the long-term, but the Committee did not recommend discretionary bonuses for Mr. Tonkel or Mr. Harrington for 2008 at that time. Given Mr. Billings agreement to forego any cash bonuses for 2008, 2009 and 2010, Mr. Billings was not considered eligible to receive a discretionary bonus for 2008.

2008 Long-Term Equity Incentive Awards

Except for the retention stock awards granted by us to Messrs. Billings, Tonkel and Ginivan, which are described below, in 2008, no long-term equity awards were granted by us to our Named Executive Officers under our 2004 Long-Term Incentive Plan. The retention stock awards described below were previously disclosed by us in our Current Report on Form 8-K filed with the SEC on February 26, 2008, our definitive proxy statement for our 2008 annual meeting of shareholders and our preliminary proxy statement for our 2009 annual meeting of shareholders.

The Committee believes that a portion of Named Executive Officer compensation should be in the form of equity awards, as a retention tool and to align further the long-term interests of Named Executive Officers with those of our other shareholders. As described above, the Committee has discretion to determine the payment of Named Executive Officer bonuses through a combination of cash and restricted shares of our Class A common stock, which we refer to as “restricted stock.” Equity awards of restricted stock are made pursuant to our 2004 Long Term Incentive Plan (“LTIP”).

Although the LTIP provides for awards in the form of stock options, restricted stock and restricted stock units, equity awards to Named Executive Officers since the inception of the LTIP have been in the form of restricted stock. Subject to continued employment with us or one of our affiliates, restricted stock awards to our Named Executive Officers are subject to forfeiture restrictions that either lapse ratably over a three-year period after the first anniversary of the date of grant, or cliff-vest on the third anniversary of the date of grant to encourage long-term retention of executives. Executives are entitled to dividends and voting rights with respect to unvested shares of restricted stock. We have less frequently made equity awards to our Named Executive Officers based on particular instances of significant individual performance or change in management duties because the Committee believes that long-term equity incentive awards are more effectively used as a retention tool and to achieve our shareholder incentive objective.

Prior to February 2008, Mr. Billings had received smaller long-term equity incentive awards relative to his position as Chairman of the Board and Chief Executive Officer, as he continued to hold a substantial amount of our Class B common stock which he purchased as a founder of our Company in 1989. As of March 31, 2009, Mr. Billings beneficially owned approximately 2.7% of our outstanding Class A common stock and approximately 70.9% of our outstanding Class B common stock, representing approximately 15.5% of the total voting power of our outstanding Class A and Class B common stock on that date.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on February 26, 2008 and our definitive proxy statement for our 2008 annual meeting of shareholders, on February 20, 2008, the Committee recommended and the independent members of the Board approved restricted stock awards for Messrs. Billings, Tonkel and Ginivan and, to ensure retentive impact, restrictions on these shares will lapse annually in one-third increments commencing on the first anniversary of the grant date (February 20, 2009). See “—Grant of Plan-Based Awards Table for 2008 (FBR Group)” for information regarding the number of shares of restricted stock and the grant date fair value of these restricted stock awards.

As previously disclosed, Mr. Ginivan received a restrictive stock retention award of 500,000 restricted shares in February 2008. Pursuant to the terms of the LTIP and the award agreement, Mr. Ginivan retained these shares because he continued to be employed by FBR Capital Markets, our affiliate, after his resignation from our Company in September 2008.

2008 Cash Retention Incentive Payment to Chief Executive Officer

As previously disclosed in our Current Report on Form 8-K filed with the SEC on February 26, 2008, our definitive proxy statement for our 2008 annual meeting of shareholders and our preliminary proxy statement for our 2009 annual meeting of shareholders, on February 20, 2008, the Committee approved a one-time cash retention incentive payment to Mr. Billings in the amount of $2.0 million in an effort to ensure his continued service in the capacity of our Chairman or as our Chairman and Chief Executive Officer. The cash retention incentive payment was made subject to the terms and conditions of a retention incentive agreement, which is filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. If Mr. Billings voluntarily resigns or is terminated for cause (as defined in the agreement) prior to December 31, 2009, the entire $2.0 million cash retention incentive payment will immediately become due for repayment in full, except as described below. If Mr. Billings voluntarily resigns prior to December 31, 2009 after a change in control of our Company (as defined in the LTIP), together with any demotion or diminution of his responsibilities, no portion of the cash retention incentive payment will be repayable. For purposes of the retention incentive agreement only, the definition of change in control (as defined in the LTIP) excludes any business combination with an affiliated company, including FBR Capital Markets.

Stock Ownership Guidelines

Although the Committee has not established stock ownership guidelines, it recognizes that all of the Named Executive Officers have equity ownership, including some substantial share holdings, in our Company. As of March 31, 2009, the Named Executive Officers beneficially owned as a group approximately 6.1% of our outstanding Class A common stock in the aggregate. The Committee believes that the current equity stakes of the Named Executive Officers closely align their interests with those of our shareholders.

Prerequisites and Other Personal Benefits

Given the focus on cash and equity-based compensation in our industry, we do not believe that it is necessary to provide perquisites and other personal benefits as part of the total compensation of our Named Executive Officers. We do not provide to our Named Executive Officers perquisites such as personal financial planning services, tax advice, income tax preparation fees, housing or other living expenses, personal use of corporate aircraft or other personal travel, car allowances, commuting expenses or payment of uninsured medical costs. We do not provide tax “gross up” payments or other tax reimbursement payments to our Named Executive Officers.

Our Named Executive Officers are eligible to participate in our group health insurance and life insurance benefit programs on the same terms as other employees. We maintain one corporate golf membership at a facility in the Washington, D.C. greater metropolitan area, which is used for business purposes. The corporate membership in one such facility is in the name of Mr. Tonkel, as required by the club’s rules, but Mr. Tonkel receives no special privileges or other benefits as a result.

Deferred Compensation Plans

We do not have a deferred compensation plan available to our Named Executive Officers or to our other employees.

Post-Termination Compensation

We do not have employment contracts or post-termination compensation agreements with any of the Named Executive Officers, and we do not have contractual provisions or other arrangements with any of the Named Executive Officers, which provide for payments by us to a Named Executive Officer at, following, or in connection with the resignation, severance, retirement or other termination (including constructive termination) of a Named Executive Officer. The Board of Directors retains discretion to provide severance in a particular case, although we are under no obligation to do so. Unvested stock options and restricted stock awards held by grantees, including those held by Named Executive Officers, may vest upon a change of control or following a change of control as provided under the terms of our LTIP, including prior plans.

Retirement Benefits

As part of our policy of maintaining a compensation system that is incentive driven, we do not provide defined benefit plans or other retirement benefits to the Named Executive Officers, other than a defined contribution savings plan available to all of our employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). We provide matching contributions to certain employee contributions made under that plan for employees whose actual base salary, bonus and commission compensation is below $500,000 during the prior performance year.

Tax Deductability of Certain Compensation

Section 162(m) of the Internal Revenue Code limits the ability of a public company to deduct for tax purposes compensation in excess of $1 million paid annually to each of the Chief Executive Officer and other executive officers named in the Summary Compensation Table. There are exemptions from this limit, including compensation that is based on the attainment of performance goals that are established by the Committee and approved by our shareholders. It is our intention to pay compensation that is fully tax deductible, pursuant to Section 162(m), when that is practicable. However, the Committee is of the view that there are circumstances in which the provision of compensation that is not fully deductible may be more consistent with the compensation philosophy and objectives of the Committee, as discussed above, and/or may be in the best interests of our Company and our shareholders. The Committee’s ability to exercise discretion and to retain flexibility in this regard may, in certain circumstances, outweigh the advantages of qualifying all compensation as tax deductible under Section 162(m). The Committee believes that the compensation of the Named Executive Officers has been appropriately structured and administered so that a substantial component of total compensation is dependent upon, and directly related to, our performance.

Other

In 2008, Mr. Billings and Mr. Tonkel also served on our Board of Directors. Neither Mr. Billings nor Mr. Tonkel received any director fees or other compensation from us for their service on our Board of Directors.

The Committee met in February 2009 and did not approve any increase in base salaries for Messrs. Billings, Harrington and Tonkel for 2009. In 2009, Mr. Hendrix and Mr. Ginivan will be paid exclusively by FBR Capital Markets and Mr. Billings will no longer receive a base salary from FBR Capital Markets but will be compensated for service on the FBR Capital Markets board of directors.

On March 31, 2009, the Committee approved the establishment of the 2009 executive bonus pool. The 2009 executive bonus pool was established by the Committee under the Amended Key Employee Incentive Plan and provides annual performance-based compensation opportunities to Messrs. Tonkel and Harrington. The objective of the 2009 executive bonus pool is to motivate and reward Mr. Tonkel and Mr. Harrington based on the Company’s performance in 2009, taking into account that FBR Capital Markets is an independently managed entity. Mr. Billings has agreed to forgo any cash bonuses that might otherwise have been awarded or paid to him in 2009 and 2010, and he was excluded by the Committee from the 2009 executive bonus pool.

The Committee determined that the 2009 executive bonus pool will be funded based on our “profitability,” defined by the Committee as our pre-tax net income for the year ending December 31, 2009 (excluding FBR Capital Markets and its subsidiaries) before deducting the 2009 executive bonus pool. The Committee set the 2009 executive bonus pool at 3.4% of our 2009 profitability, as defined, versus 4% of our 2008 profitability under the 2008 executive bonus pool. The Committee set the 2009 executive bonus pool at 3.4% of our 2009 profitability after considering that Mr. Billings and Mr. Ginivan would not be participating in the 2009 executive bonus pool and after determining that a 3.4% pool would be sufficient to motivate, reward and retain Mr. Tonkel and Mr. Harrington for 2009.

Annual performance-based bonuses for Mr. Tonkel and Mr. Harrington paid out of the 2009 executive bonus pool, if earned, will be based on a pre-determined percentage of the 2009 executive bonus pool. Bonuses awarded from the 2009 executive bonus pool will be paid, if earned, in the first quarter of 2010 through a combination of cash and stock to be determined by the Committee, at its discretion. The Committee has the discretion to reduce the size of the 2009 executive bonus pool and to award a smaller bonus than would otherwise be earned under the 2009 executive bonus pool to Mr. Tonkel or Mr. Harrington. The Committee believes, and has received confirmation from outside counsel, that the 2009 executive bonus pool meets the requirements of Section 162(m) of the Internal Revenue Code.

The Committee retained discretion to award a discretionary bonus, payable in cash, restricted stock or a combination of both, outside of the 2009 executive bonus pool even if such discretionary bonuses are not Section 162(m) eligible. Discretionary bonuses may be paid to Mr. Tonkel and Mr. Harrington if the Committee determines that such bonuses are necessary to motivate, reward and/or retain Mr. Tonkel and Mr. Harrington for 2009 and for future years. The Committee expects to determine whether these discretionary bonuses are necessary in the first quarter of 2010 after it has reviewed and discussed all relevant facts necessary to making an informed business decision, including the Company’s year-end 2009 financial results (excluding FBR Capital Markets and its subsidiaries), the contributions made by Mr. Tonkel and Mr. Harrington in 2009, all elements of compensation to be paid or awarded to Mr. Tonkel and Mr. Harrington for 2009 and such other factors as the Committee determines to be necessary or advisable.

Summary Compensation Table for 2008(1)

No performance-based bonuses were paid or awarded by us to our Named Executive Officers in cash or stock for the 2008 performance year. In addition, in 2008, no long-term equity awards were granted by us to our Named Executive Officers under our 2004 Long-Term Incentive Plan except for the retention stock awards which were granted to Messrs. Billings, Tonkel and Ginivan on February 20, 2008 and previously disclosed in our Current Report on Form 8-K filed with the SEC on February 26, 2008, our definitive proxy statement for our 2008 annual meeting of shareholders and our preliminary proxy statement for our 2009 annual meeting of shareholders.

In accordance with the rules of the SEC, the following table contains compensation information for each of our Named Executive Officers in 2008 for the years ended December 31, 2008, 2007 and 2006. In general, all material amounts paid or awarded to our Named Executive Officers for 2008 have been disclosed in filings made by us and/or FBR Capital Markets with the SEC prior to the date of this Form 10-K/A.

Name and Principal Position	Year	Salary(2)		Bonus(3)		Stock Awards(4)		Option Awards(4)		Non-Equity Incentive Plan Comp.		All Other Comp.(5)		Total
Eric F. Billings Chairman and Chief Executive Officer of FBR Group; Chairman and Chief Executive Officer of FBR Capital Markets	2008 2007 2006	$ $ $	1,760,000 960,000 960,000	$ $	2,000,000 1,778,470 —	$ $ $	8,328,234 1,074,479 1,050,989	$ $	1,701,999 369,023 —		— — —	$ $ $	10,186 7,879 28,801	$ $ $	13,800,419 4,189,851 2,039,790

Kurt R. Harrington Executive Vice President, Chief Financial Officer and Chief Accounting Officer of FBR Group	2008 2007 2006	$ $ $	250,000 250,000 250,000	$ $	— 675,496 600,000	$ $ $	102,404 208,812 136,112	$	— 136,675 —	$	— — 871,019	$ $	— 430 13,205	$ $ $	352,404 1,271,413 999,317

J. Rock Tonkel, Jr. President and Chief Operating Officer of FBR Group	2008 2007 2006	$ $ $	750,000 750,000 750,000	$	— 5,004,798 —	$ $ $	5,095,497 925,054 1,312,178	$	— 246,015 —		— — —	$ $	— 3,578 11,956	$ $ $	5,845,497 6,929,445 2,945,153

Richard J. Hendrix Member, Office of the Chief Executive of FBR Group (through April 30, 2008); President and Chief Operating Officer of FBR Capital Markets(6)	2008 2007 2006	$ $ $	750,000 750,000 750,000	$ $	1,700,000 1,073,672 —	$ $ $	508,912 1,107,170 1,195,669	$ $	151,619 246,015 —		— — —	$ $	— 430 170,156	$ $ $	3,110,531 3,177,287 2,115,825

William J. Ginivan Executive Vice President and Chief Legal Officer of FBR Group (through September 16, 2008); Executive Vice President and General Counsel of FBR Capital Markets(7)	2008 2007 2006	$ $ $	375,000 250,000 250,000	$ $ $	275,000 775,496 600,000	$ $ $	1,381,282 300,479 220,217	$ $	31,587 102,506 —		— — —	$ $	— 430 13,876	$ $ $	2,062,869 1,428,911 1,084,093

(1)	The compensation information set forth in the table above includes compensation paid to our Named Executive Officer by both our Company and FBR Capital Markets. The two tables that appear below show the amounts of compensation paid by our Company and FBR Capital Markets separately.

(2)	In 2008, FBR Capital Markets paid $960,000 of Mr. Billings’ annual base salary and $286,458 of Mr. Ginivan’s annual base salary. All of the 2008 annual base salary paid to Messrs. Harrington and Tonkel was paid by us. All of the 2008 annual base salary paid to Mr. Hendrix was paid by FBR Capital Markets. All of the compensation paid to Messrs. Billings, Hendrix and Ginivan for their services as executive officers of FBR Capital Markets as set forth in the table above was separately paid by FBR Capital Markets and separately approved by the FBCM Compensation Committee. For a discussion of the compensation paid or awarded to Messrs. Billings, Hendrix and Ginivan for their services as executive officers of FBR Capital Markets you should refer to the information included in the definitive proxy statement to be filed by FBR Capital Markets with the SEC on or before April 30, 2009, including the information under the headings “Summary Compensation Table for 2008” and “Compensation Discussion and Analysis.”
(3)	In 2008, we paid Mr. Billings a $2.0 million retention bonus pursuant to a retention incentive agreement, which requires Mr. Billings to remain employed with our Company in the capacity of Chairman of the Board and Chief Executive Officer or Chairman of the Board through at least December 31, 2009. Under the retention incentive agreement, in the event of any resignation by Mr. Billings or any termination of his employment by us for cause (as defined in the retention agreement) prior to December 31, 2009, Mr. Billings is required to repay the retention bonus in full.

In 2008, FBR Capital Markets paid Mr. Hendrix a $1.7 million retention bonus pursuant to a retention incentive agreement. Pursuant to the retention incentive agreement, if Mr. Hendrix voluntarily resigns from FBR Capital Markets without good reason or is terminated by FBR Capital Markets with cause, in either case prior to April 30, 2008, he is required to repay the retention bonus in full.

On February 24, 2009, FBR Capital Markets paid Mr. Ginivan a $275,000 discretionary bonus for his services in 2008 as an executive officer of FBR Capital Markets. The discretionary bonus was paid in cash and restricted stock as follows: $237,708 was paid in cash and $37,292 was paid in restricted stock units issued by FBR Capital Markets.

(4)	The amounts in the “Stock Awards” and “Option Awards” columns reflect the dollar amounts of stock-based compensation expense recognized by us and FBR Capital Markets during the fiscal year ended December 31, 2008, 2007 and 2006 for all outstanding stock awards and option awards granted by us and FBR Capital Markets to the Named Executive Officers in accordance with SFAS No. 123R. For more information regarding the valuation of stock awards and option awards granted by us and FBR Capital Markets to the Named Executive Officers, please refer to Note 13 in the notes to our consolidated financial statements included in our Form 10-K, and Note 12 in the notes to FBR Capital Markets’ consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, respectively. In February 2008, FBR Capital Markets awarded Messrs. Billings, Hendrix and Ginivan performance-based restricted stock units under the FBR Capital Markets Long-Term Incentive Plan. These awards were subsequently amended in August 2008, resulting in the forfeiture by Messrs. Billings, Hendrix and Ginivan of 733,333, 440,000 and 91,667 units, respectively.
(5)	In 2008, we paid $10,186 in insurance premiums for the benefit of Mr. Billings.
(6)	As of April 30, 2008, Mr. Hendrix resigned his position as an executive officer of our Company. Prior to such date, Mr. Hendrix was dedicated solely to FBR Capital Markets and its operations. All compensation paid or awarded for 2008 to Mr. Hendrix was paid or awarded by FBR Capital Markets.
(7)	As of September 16, 2008, Mr. Ginivan resigned as an executive officer of our Company and became solely dedicated to FBR Capital Markets. From January 1, 2008 through September 16, 2008, Mr. Ginivan had dual responsibilities at our Company and at FBR Capital Markets. After September 16, 2008, Mr. Ginivan became solely dedicated to FBR Capital Markets and its operations and FBR Capital Markets assumed full responsibility for his compensation for the remainder of 2008 and for future years.

Alternative Summary Compensation Tables for 2008

The following tables provide additional information about the compensation of our Named Executive Officers. The following tables summarize the compensation paid or awarded to our Named Executive Officers by our Company and by FBR Capital Markets separately for 2008 using the same assumptions used in the Summary Compensation Table (which appears immediately above these tables). We believe that a compensation table that allocates compensation paid or awarded to our Named Executive Officers among us and FBR Capital Markets is helpful to understand the compensation of our Named Executive Officers.

Neither of the tables below is the Summary Compensation Table required by the SEC’s rules. That table appears immediately above. The tables below are not a substitute for the information required in the Summary Compensation Table.

Compensation Paid by FBR Group in 2008

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
Eric F. Billings Chairman and Chief Executive Officer of FBR Group; Chairman and Chief Executive Officer of FBR Capital Markets	2008	$800,000	$2,000,000	$5,487,506	$8,287,506

Kurt R. Harrington Executive Vice President, Chief Financial Officer and Chief Accounting Officer of FBR Group	2008	$250,000	—	$97,159	$347,159

J. Rock Tonkel, Jr. President and Chief Operating Officer of FBR Group	2008	$750,000	—	$5,095,497	$5,845,497

Richard J. Hendrix Member, Office of the Chief Executive of FBR Group (through April 30, 2008); President and Chief Operating Officer of FBR Capital Markets	2008	—	—	$98,022	$98,022

William J. Ginivan Executive Vice President and Chief Legal Officer of FBR Group (through September 16, 2008); Executive Vice President and General Counsel of FBR Capital Markets	2008	$88,542	—	$954,613	$963,065

Compensation Paid by FBR Capital Markets in 2008

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Comp.	Total
Eric F. Billings Chairman and Chief Executive Officer of FBR Group; Chairman and Chief Executive Officer of FBR Capital Markets	2008	$960,000	—	$2,840,728	$1,701,999	$10,186	$5,512,913

Kurt R. Harrington Executive Vice President, Chief Financial Officer and Chief Accounting Officer of FBR Group	2008	—	—	$5,245	—	—	$5,235

J. Rock Tonkel, Jr. President and Chief Operating Officer of FBR Group	2008	—	—	—	—	—	—

Richard J. Hendrix Member, Office of the Chief Executive of FBR Group (through April 30, 2008); President and Chief Operating Officer of FBR Capital Markets	2008	$750,000	$1,700,000	$410,890	$151,619	—	$3,012,509

William J. Ginivan Executive Vice President and Chief Legal Officer of FBR Group (through September 16, 2008); Executive Vice President and General Counsel of FBR Capital Markets	2008	$286,458	$275,000	$426,669	$31,587	—	$1,019,714

Grants of Plan-Based Awards Table for 2008 (FBR Group)

The following table presents information concerning each grant made by us to our Named Executive Officer in the fiscal year ended December 31, 2008, under any plan, including awards, if any, that subsequently have been transferred. Richard J. Hendrix did not receive any grants of plan-based awards from us in 2008.

Friedman, Billings, Ramsey Group, Inc.

Grants of Plan-Based Awards for 2008

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards: Target(1)		All Other Stock Awards: Number of Shares of Stock(2)		Grant Date Fair Value(3)
Eric F. Billings	2/20/2008			3,500,000	(4)	$10,185,000

Kurt R. Harrington	2/20/2008			17,182	(4)	$50,000
	2/20/2008			3,032	(5)	$8,823
	3/27/2008	—	(1)

J. Rock Tonkel, Jr.	2/20/2008			3,250,000	(4)	$9,457,500
	3/27/2008	—	(1)

William J. Ginivan	2/20/2008			21,478	(4)	$62,501
	2/20/2008			3,790	(5)	$11,029
	2/20/2008			500,000	(4)	$1,455,000
	3/27/2008	—	(1)

(1)	Performance-based compensation opportunities granted to our Named Executive Officers in 2008 provided for a single payout (payable in cash or equity at the discretion of our Compensation Committee) from the 2008 executive bonus pool established under our Amended Key Employee Incentive Plan. The amount payable to our Named Executive Officers was based on a pre-determined percentage of the bonus pool, which was set at four percent of our 2008 pre-tax net income before deducting the executive bonus pool for 2008. The 2008 executive bonus pool is discussed in more detail under the heading “Compensation Discussion and Analysis—Performance-Based Annual Incentive Compensation.” No performance based compensation was paid out of the 2008 executive bonus pool to our Named Executive Officers because our 2008 pre-tax net income was not positive. Mr. Billings did not participate in this plan.
(2)	Represents grants of restricted Class A common stock to the Named Executive Officers under the 2004 Long-Term Incentive Plan.
(3)	Represents the grant date fair value of plan-based awards computed in accordance with SFAS No. 123R.
(4)	Vests ratably in three equal annual installments beginning on the first anniversary of the date of grant.
(5)	Vests in full on the third anniversary of the date of grant.

Grants of Plan-Based Awards Table for 2008 (FBR Capital Markets)

The following table presents information concerning each grant made by FBR Capital Markets to our Named Executive Officer in the fiscal year ended December 31, 2008, under any plan, including awards, if any, that subsequently have been transferred. J. Rock Tonkel, Jr. did not receive any grants of plan-based awards from FBR Capital Markets in 2008.

FBR Capital Markets Corporation

Grants of Plan-Based Awards for 2008(1)

Name	Grant Date	Date of Compensation Committee Approval	Estimated Future Payouts Under Non-Equity Incentive Plan Awards: Target(2)		Estimated Future Payouts Under Equity Incentive Plan Awards: Target(3)(4)		All Other Stock Awards: Number of Shares of Stock(4)		All Other Option Awards: Number of Shares Underlying Options(6)		Exercise or Base Price of Option Awards ($/sh)	Closing Market Price on Date of Grant ($/sh)	Grant Date Fair Value(7)
Eric F. Billings	2/20/2008	2/19/2008	—	(2)
	2/20/2008	2/19/2008			1,000,000	(3)							$2,180,000
	8/20/2008	8/18/2008			266,667	(4)							$1,106,668
	8/20/2008	8/18/2008			—				533,333	(6)	5.61	5.69	$1,605,332

Kurt R. Harrington	2/20/2008	2/19/2008			—		7,257	(5)					$15,820
	2/20/2008	2/19/2008			—		1,281	(5)					$2,793

Richard J. Hendrix	2/20/2008	2/19/2008	—	(2)	—
	2/20/2008	2/19/2008			600,000	(3)							$1,308,000
	8/20/2008	8/18/2008			160,000	(4)							$664,000
	8/20/2008	8/18/2008			—				320,000	(6)	5.61	5.69	$963,200

William J. Ginivan	2/20/2008	2/19/2008	—	(2)	—
	2/20/2008	2/19/2008			125,000	(3)							$272,500
	2/20/2008	2/19/2008			—		9,071	(5)					$19,775
	2/20/2008	2/19/2008			—		1,601	(5)					$3,490
	8/20/2008	8/18/2008			33,333	(4)	—						$138,338
	8/20/2008	8/18/2008			—		—		66,667	(6)	5.61	5.69	$200,668

(1)	All of the grants to Messrs. Billings, Hendrix and Ginivan presented in the table above were separately awarded by FBR Capital Markets and separately approved by the FBCM Compensation Committee. For a discussion of the compensation awarded to Messrs. Billings, Hendrix and Ginivan for their services as executive officers of FBR Capital Markets you should refer to the information included in the definitive proxy statement to be filed by FBR Capital Markets with the SEC on or before April 30, 2009.
(2)	The compensation committee of the board of directors of FBR Capital Markets developed a 2008 Incentive Compensation Program (“FBCM ICP”) in the first quarter of 2008 to provide performance-based compensation opportunities for certain of our Named Executive Officers. Messrs. Tonkel and Harrington did not participate in this plan. FBR Capital Markets did not achieve the minimum threshold of net revenues required under the FBCM ICP for the payment of performance-based compensation to the Named Executive Officers participating in the plan.
(3)	On February 20, 2008, FBR Capital Markets granted performance-based restricted stock units pursuant to the FBR Capital Markets 2006 Long-Term Incentive Plan to certain Named Executive Officers as part of a broad-based equity incentive program covering approximately 40 of FBR Capital Markets’ key employees. These units were awarded subject to a performance-based vesting condition, which was subsequently amended.

Of the 1,000,000 units granted to Mr. Billings on February 20, 2008, the vesting terms with respect to 266,667 units were amended on August 20, 2008, to remove the performance-based condition. As a result of the amendment, 266,667 units will vest in equal one-third increments on the third, fourth and fifth anniversaries of the original February 2008 grant date subject only to continued employment. The remaining 733,333 units granted on February 20, 2008 were cancelled.

Of the 600,000 units granted to Mr. Hendrix on February 20, 2008, the vesting terms with respect to 160,000 units were amended on August 20, 2008, to remove the performance-based condition. As a result of the amendment, 160,000 units will vest in equal one-third increments on the third, fourth and fifth anniversaries of the original February 2008 grant date subject only to continued employment. The remaining 440,000 units granted on February 20, 2008 were cancelled.

Of the 125,000 units granted to Mr. Ginivan on February 20, 2008, the vesting terms with respect to 33,333 units were amended on August 20, 2008, to remove the performance-based condition. As a result of the amendment, 33,333 units will vest in equal one-third increments on the third, fourth and fifth anniversaries of the original February 2008 grant date subject only to continued employment. The remaining 91,667 units granted on February 20, 2008 were cancelled.

(4)	On August 20, 2008, FBR Capital Markets granted performance-based restricted stock units pursuant to the FBR Capital Markets 2006 Long-Term Incentive Plan to certain Named Executive Officers as part of a broad-based equity incentive program covering approximately 40 of FBR Capital Markets’ key employees. These units will become eligible to vest in equal one-third increments in February 2011, February 2012 and February 2013, subject only to continued employment, but only if the average market price of FBR Capital Markets’ common stock trades at a price of at least $8.00 per share for any 20 consecutive trading days prior to February 20, 2011.
(5)	On February 20, 2008, Mr. Harrington was awarded 7,257 restricted shares of FBR Capital Markets common stock, which vest ratably in three annual installments beginning on the first anniversary of the grant, subject to continued employment, and 1,281 restricted shares of FBR Capital Markets common stock, which vest on February 20, 2011, subject to continued employment. These shares were awarded under the FBR Capital Markets 2006 Long-Term Incentive Plan as partial payment of the discretionary bonus paid to Mr. Harrington by us for his 2007 service.

On February 20, 2008, Mr. Ginivan was awarded 9,071 restricted shares of FBR Capital Markets common stock, which vest ratably in three annual installments beginning on the first anniversary of the grant, subject to continued employment, and 1,601 restricted shares of FBR Capital Markets common stock, which vest on February 20, 2011, subject to continued employment. These shares were awarded under the FBR Capital Markets 2006 Long-Term Incentive Plan as partial payment of the discretionary bonus paid to Mr. Ginivan by us for his 2007 service.

(6)	On August 20, 2008, Messrs. Billings, Hendrix and Ginivan were granted options to purchase shares of FBR Capital Markets common stock under the FBR Capital Markets 2006 Long-Term Incentive Plan. These options become exercisable in three equal annual installments beginning on August 20, 2011, subject only to continued employment with FBR Capital Markets, for an exercise price of $5.61 per share, which was the closing price of the company’s common stock on the Nasdaq Stock Market on August 19, 2008, the trading day immediately preceding the date of grant.
(7)	Represents the grant date fair value computed in accordance with SFAS No. 123R.

On February 20, 2008, Messrs. Billings, Hendrix and Ginivan were awarded performance-based restricted stock units (“2008 Performance RSUs”) pursuant to the FBR Capital Markets 2006 Long Term Incentive Plan. The 2008 Performance RSUs were scheduled to vest in equal one-third increments on the third, fourth and fifth anniversaries of the original date of grant, subject to continued employment, and if the average market price of the FBR Capital Markets’ common stock as quoted on the Nasdaq Stock Market was at least $17.00 per share for any 20 consecutive trading days prior to February 20, 2011. On August 20, 2008, the FBR Capital Markets board of directors determined that it was in the best interest of the company to approve certain amendments to a portion of the 2008 Performance RSUs, which became effective as of August 20, 2008. The FBR Capital Markets board of directors also determined that it was in the best interests of the company to cancel the balance of the 2008 Performance RSUs and to award new performance-based RSUs and stock options to the plan participants, effective as of August 20, 2008.

Outstanding Equity Awards At 2008 Fiscal Year-End (FBR Group)

The following table sets forth information concerning our Company’s equity awards held by our Named Executive Officers that were outstanding at December 31, 2008.

	Stock Awards
Name	Number of shares or units that have not vested		Market value of shares or units that have not vested(1)
Eric F. Billings	3,553,861	(2)	$604,156
Kurt R. Harrington	53,558	(2)	$9,105
J. Rock Tonkel, Jr.	3,310,861	(4)	$562,846
Richard J. Hendrix	—		—
William J. Ginivan	583,612	(5)	$99,214

(1)	The market value of the restricted shares was calculated based on the closing price of our Class A common stock on December 31, 2008, which was $0.17. Dividends, if any, are paid on outstanding shares of restricted stock at the same rate as paid to all holders of record of the Company’s Class A common stock.
(2)	The unvested shares of restricted stock held by Mr. Billings at December 31, 2008 will vest as follows: 42,588 shares (these shares were awarded on July 25, 2007 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 11,273 shares (these shares were awarded on July 25, 2007 and vest on July 25, 2010, subject to continued employment); and 3,500,000 shares (these shares were awarded on February 20, 2008 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment).
(3)	The unvested shares of restricted stock held by Mr. Harrington at December 31, 2008 vest as follows: 25,000 (vested February 9, 2009); 6,598 shares (these shares were awarded on July 25, 2007 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 1,746 shares (these shares were awarded on July 25, 2007, and vest on July 25, 2010, subject to continued employment); 3,032 shares (these shares were awarded on February 20, 2008, and vest on February 20, 2011, subject to continued employment); and 17,182 shares (these shares were awarded on February 20, 2008 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continue employment).
(4)	The unvested shares of restricted stock held by Mr. Tonkel at December 31, 2008 vest as follows: 48,123 (these shares were awarded on July 25, 2007 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 12,738 shares (these shares were awarded on July 25, 2007, and vest on July 25, 2010, subject to continued employment); and 3,250,000 shares (these shares were awarded on February 20, 2008 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment).
(5)	The unvested shares of restricted stock held by Mr. Ginivan at December 31, 2008 vest as follows: 50,000 shares (vested on February 9, 2009); 6,598 (these shares were awarded on July 25, 2007 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 1,746 (these shares were awarded on July 25, 2007, and vest on July 25, 2010, subject to continued employment); 3,790 (these shares were awarded on February 20, 2008, and vest on February 20, 2011, subject to continued employment); 21,478 shares (these shares were awarded on February 20, 2008 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); and 500,000 shares (these shares were awarded on February 20, 2008 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment).

Outstanding Equity Awards A 2008 Fiscal Year-End (FBR Capital Markets)

The following table sets forth information concerning equity awards that were outstanding at December 31, 2008.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (unexercisable)	Equity incentives plan awards: number of securities underlying unexercised options(2)	Option exercise price	Option expiration date	Number of shares or units that have not vested		Market value of shares or units that have not vested(3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(4)	Equity incentive plan awards: market value of unearned shares, units or other rights that have not vested(3)
Eric F. Billings	—	243,000	$15.00	7/20/2012	282,356	(5)	$1,372,250	266,667	$1,296,002
	533,333	—	$5.61	8/20/2015	—		—	—	—

Kurt R. Harrington	—	90,000	—	7/20/2012	10,969	(6)	$53,309	—	—

J. Rock Tonkel, Jr.	—	162,000	$15.00	7/20/2012	—		—	—	—

Richard J. Hendrix	—	162,000	$15.00	7/20/2012	178,943	(7)	$869,663	160,000	$777,600
	320,000	—	$5.61	8/20/2015	—		—	—	—

William J. Ginivan		67,500	$15.00	7/20/2012	46,436	(8)	$225,679	33,333	$161,998
	66,667	—	$5.61	8/202015	—		—	—	—

(1)	These options were awarded on February 20, 2008, and become exercisable in three equal annual installments beginning on the third anniversary of the date of grant, subject only to continued employment, for an exercise price of $5.61 per share, which was the closing price of the company’s common stock on the Nasdaq Stock Market on August 19, 2008, the trading day immediately preceding the date of grant.
(2)	In connection with the FBR Capital Markets July 2006 private offering, the Board of Directors, which at the time consisted of Messrs. Billings, Hendrix and Tonkel, approved the grant of these performance-based options to the Named Executive Officers. The option grant was subject to a majority of the FBR Capital Markets independent directors approving the performance criteria for these options at a later date. On April 10, 2007, a majority of the FBR Capital Markets independent directors approved the performance criteria. These performance-based options will vest on July 20, 2009 if, commencing with the quarter ended September 30, 2006 and ending with the quarter ending June 30, 2009, FBR Capital Markets achieves an average after-tax return on equity (calculated over the period of any four consecutive quarters) in excess of ten percent. If the performance condition is not satisfied by the end of the three-year vesting period, these options will expire unvested. These options are expected to expire unvested at the end of the second quarter of 2009.
(3)	The market value of the restricted shares and restricted stock units that have not vested as of December 31, 2008 was calculated based on $4.86 per share, the closing price of FBR Capital Markets common stock on December 31, 2008. Dividends, if any, will be paid on outstanding shares of restricted stock at the same rate as paid to all holders of record of FBR Capital Markets common stock. For 2008, FBR Capital Markets did not pay any dividends on our shares of common stock.
(4)	The shares held by Mr. Billings vest ratably in three annual installments beginning on February 21, 2011 if the average market price for FBR Capital Markets common stock is at least $8.00 per share for any 20 consecutive trading days prior to February 20, 2011.

The shares held by Messrs. Ginivan and Hendrix vest ratably in three annual installments beginning on February 21, 2011 if the average market price for FBR Capital Markets common stock is at least $8.00 per share for any 20 consecutive trading days prior to February 20, 2011. All vesting is subject to continued employment.

(5)	The unvested shares held by Mr. Billings at December 31, 2008 will vest as follows: 12,405 shares (these shares were awarded on July 25, 2007 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 3,284 shares (these shares were awarded on July 25, 2007, and vest on July 25, 2010, subject to continued employment); and 266,667 shares (these shares were granted on February 20, 2008, and vest ratably beginning on the third anniversary of the date of grant, subject to continued employment).
(6)	The unvested shares held by Mr. Harrington at December 31, 2008 will vest as follows: 1,922 shares (these shares were awarded on July 25, 2007 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 509 shares (these shares were awarded on July 25, 2007, and vest on July 25, 2010, subject to continued employment); 7,257 shares (these shares were granted on February 20, 2008, and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 1,281 shares (these shares were awarded on February 20, 2008, and vest on February 20, 2011, subject to continued employment).
(7)	The unvested shares held by Mr. Hendrix at December 31, 2008 will vest as follows: 14,978 shares (these shares were awarded on July 25, 2007 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 3,965 shares (these shares were awarded on July 25, 2007, and vest on July 25, 2010, subject to continued employment); and 160,000 shares (these shares were granted on February 20, 2008, and vest ratably beginning on the third anniversary of the date of grant, subject to continued employment).
(8)	The unvested shares held by Mr. Ginivan at December 31, 2008 will vest as follows: 1,922 shares (these shares were awarded on July 25, 2007 and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 509 shares (these shares were awarded on July 25, 2007, and vest on July 25, 2010, subject to continued employment); 9,071 shares (these shares were awarded on February 20, 2008, and vest ratably in three annual installments beginning on the first anniversary of the date of grant, subject to continued employment); 1,601 shares (these shares were awarded on February 20, 2008, and vest on February 20, 2011, subject to continued employment); and 33,333 shares (these shares were granted on February 20, 2008, and vest ratably beginning on the third anniversary of the date of grant, subject to continued employment).

Option Exercises and Stock Vested (FBR Group)

The following table sets forth certain information regarding vesting of FBR Group stock awards during the year ended December 31, 2008. No stock options to purchase Class A or Class B common stock were exercised by the Named Executive Officers in 2008.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Eric F. Billings	78,726	$162,341
Kurt R. Harrington	6,320	$14,478
J. Rock Tonkel, Jr.	97,043	$213,961
Richard J. Hendrix	66,212	$150,350
William J. Ginivan	6,320	$14,478

(1)	The value realized on vesting is computed by multiplying the number of shares vesting by the market value of the underlying shares on the applicable vesting date.

Option Exercises and Stock Vested (FBR Capital Markets)

The following table sets forth certain information regarding vesting of FBR Capital Markets stock awards during the year ended December 31, 2008. No stock options to purchase FBR Capital Markets common stock were exercised by the Named Executive Officers in 2008.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Eric F. Billings	6,202	$30,948
Kurt R. Harrington	960	$4,790
J. Rock Tonkel, Jr.	—	—
Richard J. Hendrix	7,488	$37,365
William J. Ginivan	960	$4,790

(1)	The value realized on vesting is computed by multiplying the number of shares vesting by the market value of the underlying shares on the applicable vesting date.

DIRECTOR COMPENSATION FOR 2008

The following table contains compensation information for each of our non-employee directors serving on the Board during the year ended December 31, 2008. Neither Eric F. Billings, our Chairman and Chief Executive Officer, nor J. Rock Tonkel, Jr., our President and Chief Operating Officer, received any compensation for their services as members of the Board of Directors in 2008.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(2)	Total Compensation
Daniel J. Altobello	$178,000	$93,005	—	$271,005
Peter A. Gallagher	$108,000	$80,436	—	$188,436
Stephen D. Harlan(3)	$47,500	$34,847	—	$82,347
Russell C. Lindner	$97,000	$85,463	—	$182,463
Ralph S. Michael, III	$112,500	$87,977	—	$200,477
Wallace L. Timmeny	$99,000	$85,463	—	$184,463
John T. Wall	$100,000	$85,463	—	$185,463

(1)	Includes an annual cash retainer paid to each of our non-employee directors for service on our Board of Directors, in-person and telephonic attendance fees for each meeting of our Board of Directors and its standing committees on which each of our non-employee directors served and in-person and telephonic attendance fees for each special committee meeting on which each of our non-employee directors served.

(2)	The amounts in the “Stock Awards” and “Option Award” columns reflect the respective dollar amounts of stock-based compensation expense recognized for 2008 financial statement reporting purposes in accordance with SFAS No. 123R. Certain directors also hold options to purchase Class A common stock, all of which are currently exercisable. As a result, we did not recognize any stock-based compensation expense in 2008 for outstanding option awards in accordance with SFAS No. 123R. As of December 31, 2008, our non-employee directors held restricted stock units (“RSUs”) and options as set forth in the table below:

Name	Aggregate Number of RSUs Outstanding at Fiscal Year End	Aggregate Grant Date Fair Value of RSUs Outstanding at Fiscal Year End	Aggregate Number of Options Outstanding at Fiscal Year End	Aggregate Grant Date Fair Value of Option Awards Outstanding at Fiscal Year End
Daniel J. Altobello	89,222	$544,972	—	—
Peter A. Gallagher	77,283	$472,452	—	—
Stephen D. Harlan(a)	36,318	$404,945	—	—
Russell C. Lindner	80,667	$479,959	—	—
Ralph S. Michael, III	67,004	$254,994	—	—
Wallace L. Timmeny	80,667	$479,959	12,000	$66,030
John T. Wall	79,265	$459,966	10,000	$61,500

(a)	Mr. Harlan ceased being a member of the Board on June 5, 2008. Pursuant to the terms of the RSUs granted to Mr. Harlan, a total of 36,318 vested RSUs granted to Mr. Harlan will be converted into an equivalent number of shares of our Class A common stock on June 5, 2009.

(3)	Mr. Harlan did not stand for re-election at the 2008 annual meeting of shareholders, and his term of office as a director expired on June 5, 2008.

Annual Grant of RSUs to Non-Employee Directors

On June 5, 2008, the day of our 2008 annual meeting of shareholders, each of our non-employee directors received an annual grant of 41,666 restricted stock units (“RSUs”) having an aggregate grant date fair value of approximately $80,000 based on the closing sale price of our Class A common stock on the NYSE on June 5, 2008 which was $1.92. The RSUs were granted pursuant to the terms of our 2004 Long-Term Incentive Plan. In addition to the annual grant of RSUs, we also granted additional RSUs granted to our non-employee directors in lieu of certain cash payments for services as our Lead Director or as a chairman of one of our Board’s standing committees.

A non-employee director’s interest in RSUs vests if he serves on our Board of Directors from the date of grant until the first anniversary of the award. Vesting is accelerated if the non-employee director’s service on our Board of Directors ends on account of death or disability or if there is a change in control of our Company. Vested RSUs ordinarily are converted to shares of Class A common stock one year after the participant ceases to be a member of our Board of Director. If the non-employee director’s service on our Board of Directors ends for a reason other than death, disability or involuntary termination, he or she receives a cash payment for any non-vested RSUs, based on the fair market value of shares of Class A common stock on the date that the non-employee director retired from our Board. A non-employee director does not have voting rights with respect to RSUs, but receives dividend equivalent payments on outstanding RSUs.

The following table sets forth certain information regarding RSUs granted on June 6, 2008 to our non-employee directors as discussed above. The grant date fair value is calculated in accordance with SFAS No. 123R and is based on the closing sale price of our Class A common stock on the NYSE on June 5, 2008 which was $1.92.

Name	Aggregate Number of RSUs Awarded	Grant Date Fair Value of RSUs Awarded
Daniel J. Altobello	48,177	$92,500
Peter A. Gallagher	41,666	$79,999
Russell C. Lindner	44,270	$84,998
Ralph S. Michael, III	45,572	$87,498
Wallace L. Timmeny	44,270	$84,998
John T. Wall	44,270	$84,998

Other Information Regarding Compensation of Our Directors

We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors and its committees and corporate events that directors may be asked to attend. In 2008, no separate compensation was paid to Mr. Billings or Mr. Tonkel for serving as members of our Board of Directors during 2008.

Mr. Wall also received compensation for serving as a member of the FBR Capital Markets board of directors in 2008. As compensation for serving on the FBR Capital Markets Board, Mr. Wall was paid a total of $139,750, consisting of $29,166 in fees earned or paid in cash and 17,646 options to purchase FBR Capital Markets stock, 16,234 of which have an exercise price of $6.25 per share, vest in full on August 5, 2009, and have a ten-year exercise period and 1,412 of which have an exercise price of $6.56 per share, vested in full on March 12, 2009 and have a ten-year exercise period.

Mr. Billings retired as the Chief Executive Officer of FBR Capital Markets effective January 1, 2009. As previously disclosed, Mr. Billings will continue to serve as the non-executive Chairman of the FBR Capital Markets board of directors. In connection with his retirement, Mr. Billings entered into a director service agreement (the “director agreement”) with FBR Capital Markets, effective as of January 1, 2009. It is expected that Mr. Billings will continue to have active involvement in crucial business development and relationship management aspects of FBR Capital Markets’ business, and will help to grow and strengthen its current and future client relationships. In consideration of these efforts and to incentivize these actions, FBR Capital Markets entered into the director agreement, which provides that for three years (i) FBR Capital Markets will nominate Mr. Billings for election to its board, (ii) Mr. Billings will receive an annual Chairman’s fee of $400,000, at the same time and in the same form as the fees paid to other board members generally, no later than March 15 of each year following the calendar year in which Mr. Billings earned this fee, and (iii) Mr. Billings will be eligible to receive an annual bonus. For 2009, Mr. Billings will receive a bonus, based on agreed-upon, activity-based performance metrics, of at least $1.5 million. For 2010 and 2011, there will be no minimum bonus and the annual bonus will be based on FBR Capital Markets and Mr. Billings’ actual performance. Decisions with respect to the bonus to be paid to Mr. Billings under the director agreement will be made exclusively by the compensation committee of the FBR Capital Markets board of directors. For a discussion of the compensation paid or awarded to Mr. Billings by FBR Capital Markets in his capacity as Chairman of the FBR Capital Markets board of directors, you should refer to the information included in the definitive proxy statement to be filed by FBR Capital Markets with the SEC on or about April 30, 2009.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has consisted of the following non-employee directors, all of whom are independent according to our categorical standards, since June 5, 2008: Messrs. Wall (Chairman), Altobello and Gallagher. Mr. Altobello was appointed to the Compensation Committee after Stephen D. Harlan chose not to stand for re-election to the Board in 2008. Mr. Harlan served on the Compensation Committee until June 5, 2008. None of Messrs. Wall, Altobello, Gallagher and Harlan served, during the last fiscal year or in any prior year, as an officer or employee of us. None of our executive officers served on the compensation committee or board of directors of any company that employed any of the members of the Compensation Committee named above.

Compensation Committee Report

The following report is submitted by the Compensation Committee of the Board of Directors of Friedman, Billings, Ramsey Group, Inc. (the “Company”), which is composed of three independent directors, Messrs. Wall (Chairman), Altobello and Gallagher. The Board of Directors has concluded that each member of the Compensation Committee is independent according to the independence standards set forth in the NYSE listing standards and the Company’s Corporate Governance Guidelines.

The Compensation Committee oversees the Company’s compensation program on behalf of the Board of Directors. During 2008, the Compensation Committee met nine times. In fulfilling its oversight duties, the Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” set forth in this Form 10-K/A.

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in the Form 10-K/A for the year ended December 31, 2008.

Respectfully submitted,

John T. Wall, Chairman

Daniel J. Altobello

Peter A. Gallagher

April 27, 2009

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table shows the number of shares of our Class A and Class B common stock and FBR Capital Markets common stock known by us to be beneficially owned at March 31, 2009, by each director, each nominee for director, each named executive officer and all directors and executive officers as a group.

For purposes of the table below, beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless indicated otherwise in the footnotes to the table below, each individual has sole voting and investment power with respect to all shares of our Class A and Class B common stock and FBR Capital Markets common stock shown as beneficially owned by such person.

Name of Beneficial Owners	Friedman, Billings, Ramsey Group, Inc.							FBR Capital Markets Corporation
	Number of Shares of Class A Common Stock		Percent of Class(1)	Number of Shares of Class B Common Stock		Percent of Class(2)	Percent of Total Voting Power(3)	Number of Shares of Common Stock		Percent of Class(4)
Eric F. Billings	3,969,376	(5)	2.7%	8,065,400	(6)	70.9%	15.5%	96,891		*
J. Rock Tonkel, Jr.	4,757,665	(7)	3.2%	280,000	(8)	2.5%	3.1%	10,000		*
Kurt R. Harrington	213,650		*	—		—	*	11,929		*
Richard J. Hendrix	679,040		*	—		—	*	61,381		*
William J. Ginivan	750,162		*	—		—	*	24,063		*
Daniel J. Altobello	30,000	(9)	*	—		—	*	—		—
Peter A. Gallagher	27,915	(9)	*	—		—	*	—		—
Russell C. Lindner	38,550	(9)	*	—		—	*	—		—
Ralph S. Michael, III	6,500	(9)	*	—		—	*	5,000		*
Wallace L. Timmeny	23,200	(9)(10)	*	—		—	*	—		—
John T. Wall	30,000	(9)(11)	*	—		—	*	44,764	(12)	*
All executive officers and directors (9 persons)(13)	9,096,856		6.2%	8,345,400		73.4%	18.8%	168,584		*

*	Less than one percent.
(1)	Based on 147,585,068 shares of Class A common stock outstanding as of March 31, 2009. Holders of shares of Class A common stock are entitled to one vote per share. Shares of Class A common stock subject to options currently exercisable, or exercisable within 60 days of March 31, 2009, are deemed outstanding for computing the percentage of the class owned by the person holding such options, but are not deemed outstanding for computing the percentage of the class owned by any other person.

(2)	Based on 11,372,293 shares of Class B common stock outstanding as of March 31, 2009. Holders of shares of Class B common stock are entitled to three votes per share. Holders of shares of Class A common stock are entitled to one vote per share. Shares of Class B common stock subject to options currently exercisable, or exercisable within 60 days of March 31, 2009, are deemed outstanding for computing the percentage of the class owned by the person holding such options, but are not deemed outstanding for computing the percentage of the class owned by any other person.
(3)	Total voting power represents the combined voting power of our outstanding Class A and Class B common stock. Holders of shares of Class A and Class B common stock vote together on all matters submitted to a vote of our shareholders.
(4)	Percentages based on 59,636,063 shares of FBR Capital Markets common stock outstanding as of March 31, 2009.
(5)	The number of shares of Class A common stock shown as beneficially owned by Mr. Billings in the table above includes: (i) 219,988 shares held by EFB Capital Corp., of which all of the outstanding capital stock is held by Mr. Billings’ wife, as to which shares Mr. Billings disclaims beneficial ownership; (ii) an aggregate of 400 shares held in trusts for the benefit of Mr. Billings’ children, as to which Mr. Billings disclaims beneficial ownership; (iii) 1,315 shares held by the Eric and Marianne Billings Charitable Foundation, as to which Mr. Billings disclaims beneficial ownership; and (iv) 3,747,673 shares held by Mr. Billings, over which Mr. Billings exercises sole voting and investment power.
(6)	The number of shares of Class B common stock shown as beneficially owned by Mr. Billings in the table above includes an aggregate of 92,260 shares held in an irrevocable trust for the benefit of each child of Jonathan Billings, the brother of Eric F. Billings. Mr. Eric F. Billings serves as the trustee and has voting and investment power over these shares but disclaims beneficial ownership of these shares.
(7)	The number of shares of Class A common stock shown as beneficially owned by Mr. Tonkel in the table above includes: (i) 7,300 shares held by Mr. Tonkel’s wife, as to which shares Mr. Tonkel disclaims beneficial ownership; and (ii) 4,750,365 shares held by Mr. Tonkel, over which Mr. Tonkel exercises sole voting and investment power.
(8)	The number of shares of Class B common stock shown as beneficially owned by Mr. Tonkel in the table above excludes 50,000 shares held in an irrevocable family trust, as to which Mr. Tonkel does not exercise voting or investment power of these 50,000 shares and disclaims beneficial ownership of such shares except to the extent of his pecuniary interest in the family trust.
(9)	The number of shares of Class A common stock shown as beneficially owned by each of our directors and director nominees in the table above does not include restricted stock units (“RSUs”) that we have awarded to our directors under our 2004 Long Term Incentive Plan and a predecessor plan, the Non-Employee Director Stock Compensation Plan, in the following amounts: Mr. Altobello — 89,222 RSUs; Mr. Gallagher — 77,283 RSUs; Mr. Lindner — 80,667 RSUs; Mr. Michael — 67,004 RSUs; Mr. Timmeny — 80,667 RSUs; and Mr. Wall — 79,265 RSUs. RSUs do not have any voting rights but are entitled to dividend equivalent payments.
(10)	The number of shares of Class A common stock shown as beneficially owned by Mr. Timmeny in the table above includes 12,000 shares issuable to Mr. Timmeny upon exercise of stock options that are currently exercisable.

(11)	The number of shares of Class A common stock shown as beneficially owned by Mr. Wall in the table above includes 10,000 shares issuable to Mr. Wall upon exercise of stock options that are currently exercisable.
(12)	The number of shares of FBR Capital Markets common stock shown as beneficially owned by Mr. Wall includes 34,764 shares of our common stock issuable to Mr. Wall upon exercise of options that are currently exercisable or exercisable within 60 days of the date of this table.
(13)	The amount shown as beneficially owned by all executive officers and directors of our Company as of March 31, 2009.

Security Ownership by Certain Beneficial Owners

The following table shows the number of shares of Class A common stock beneficially owned by any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who was known by us to be the beneficial owner of more than five percent of our Class A common stock as of December 31, 2008. Members of management that own five percent or more of any class of FBR Group common stock are shown in the table above under “Ownership of Equity Securities by Management.”

Name and Address of Beneficial Owner	Title of Class	Number of Shares of Class Beneficially Owned		Percent of Class
NWQ Investment Management Company, LLC 2049 Century Park East, 16th Floor Los Angeles, CA 90067(1)	Class A	9,834,563		6.66%
Passport Capital, LLC 30 Hotaling Place, Suite 200 San Francisco, CA 94111(2)	Class A	17,283,541	(3)	10.85%

(1)	This information is based on a Schedule 13G/A filed by NWQ Investment Management Company, LLC on February 17, 2009. The Schedule 13G/A indicates that NWQ Investment Management Company, LLC has sole voting power over 9,513,435 shares of Class A common stock and sole dispositive power over 9,834,563 shares of Class A common stock.
(2)	This information is based on a Schedule 13D filed by Passport Global Master Fund SPC Ltd. for and on behalf of Portfolio A—Global Strategy (“Fund I”), Partners Group Alternative Strategies PCC Limited Gold Iota Cell (“Fund II”), Passport Holdings, LLC, the special member of Fund I (“Passport Holdings”), Passport Management, LLC, the investment manager to Fund I and Fund II (“Passport Management”), Passport Capital, LLC, the managing member of Passport Holdings and Passport Management (“Passport Capital”) and John Burbank (“Burbank”), the sole managing member of Passport Capital (each of Fund I, Fund II, Passport Holdings, Passport Management, Passport Capital and Burbank may be referred to as a “Passport Reporting Person” and collectively, may be referred to as “Passport Reporting Persons”). Each of Fund I and Fund II is a British Virgin Islands partnership. Each of Passport Holdings, Passport Management and Passport Capital is a Delaware limited liability company. Burbank is a United States citizen. The principal business address for each of the Passport Reporting Persons is c/o Passport Management, LLC, 30 Hotaling Place, Suite 300, San Francisco, California 94111. The Schedule 13D filed by the Passport Reporting Persons indicates that as of May 13, 2008:

•	Fund I may be deemed to be the beneficial owner of 17,283,541 shares of Class A common stock and has shared voting and investment power over all of these shares.

•	Fund II may be deemed to be the beneficial owner of 395,400 shares of Class A common stock and has shared voting and investment power over all of these shares.

•

Passport Holdings may be deemed to be the beneficial owner of 17,283,541 shares of Class A common stock and has shared voting and investment power over all of these shares; however, Passport Holdings has specifically disclaimed beneficial ownership of all of these shares except to the extent of its pecuniary interest.

•

Passport Management may be deemed to be the beneficial owner of 17,678,941 shares of Class A common stock, and has shared voting and investment power over all of these shares; however, Passport Management has specifically disclaimed beneficial ownership in these shares except to the extent of its pecuniary interest.

•

Passport Capital may be deemed to be the beneficial owner of 17,678,941 shares of Class A common stock, and has shared voting and investment power over all of these shares; however, Passport Capital has specifically disclaimed beneficial ownership in these shares except to the extent of its pecuniary interest.

•

Burbank may be deemed to be the beneficial owner of 17,678,941 shares of Class A common stock, and has shared voting and investment power over all of these shares; however, Burbank has specifically disclaimed beneficial ownership in these shares except to the extent of his pecuniary interest.

Based on information included in a Form 4 filed on September 3, 2008, by Passport Management, Fund I, Passport Capital and Burbank pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, we believe that Fund I, Passport Holdings, Passport Management, Passport Capital and Burbank may be deemed to beneficially own 17,283,541 shares of Class A common stock over which each of these Passport Reporting Persons has shared voting and investment power. We also believe that as September 3, 2008, Fund II is no longer the beneficial owner of the 395,400 shares of Class A common stock indicated as beneficially owned by Fund II in the Schedule 13D based on information in the Form 4 filed by certain Passport Reporting Persons.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008, information with respect to compensation plans under which equity securities we authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Shareholders	543,774	$14.76	1,198,995
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	543,774	$14.76	1,198,995

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Executive Officer, Directors and Other Related Persons

Jonathan Billings, the brother of Eric F. Billings, was employed in 2008 by FBR Capital Markets & Co. (f/k/a Friedman, Billings, Ramsey & Co., Inc.) as its Executive Vice President and Head of Institutional Brokerage. During 2008, Jonathan Billings was paid cash compensation of $1,043,282, including 2008 base salary and a portion of 2007 bonus paid in 2008. On February 15, 2008, Jonathan Billings was granted 48,888 restricted shares of FBR Capital Markets common stock. This stock award had an aggregate grant date fair value of $348,571 based on a value per share of $7.13 (the closing price per share of FBR Capital Markets common stock on the date immediately preceding the grant date). On February 21, 2008, FBR Capital Markets granted Jonathan Billings 300,000 restricted stock units, subject to vesting contingent on FBR Capital Markets achieving a $17 per share price target by the third anniversary of the grant date. This award was consistent with other similar awards made to other members of FBR Capital Markets’ Executive Committee. In order to maintain the incentive nature of these awards in changing market conditions, Mr. Billings’ February 2008 restricted stock award was modified on August 20, 2008, as were all other similar awards. On August 20, 2008, the February 21, 2008 award of 300,000 restricted stock units was amended. Of the initial award, 220,000 restricted stock units were cancelled. The remaining 80,000 restricted stock units were amended to include time-based vesting only. A new award of 80,000 restricted stock units was issued on August 20, 2008, subject to FBR Capital Markets achieving an $8 per share price target by the third anniversary of the February 2008 grant date. An award of 160,000 stock options FBR Capital Markets common stock was also granted on August 20, 2008 to Mr. Billings. These options have an exercise price of $5.61. Jonathan Billings continues to be employed by FBR Capital Markets & Co. We expect that he will be paid more than $120,000 in 2009.

Transactions with FBR Capital Markets

From time to time FBR Capital Markets Corporation, our majority-owned subsidiary, and its affiliates may perform investment banking, financial advisory and other services in the ordinary course of our business for entities with which some of our directors are affiliated. Any such transactions are expected to be on an arms-length basis and otherwise in the ordinary course of our business. There were no transactions in 2008 involving independent directors that would cause any of the independent directors not to satisfy the standards for independence set forth in listing standards of the NYSE and our Corporate Governance Guidelines.

In connection with the July 2006 private offering of FBR Capital Markets’ common stock, our Board of Directors approved and we entered into a services agreement with FBR Capital Markets pursuant to which FBR Capital Markets provides, or causes one or more of its subsidiaries to provide, to us certain services for fees based on actual costs incurred by FBR Capital Markets and its subsidiaries in providing the services. Similarly, we agreed to provide to FBR Capital Markets under the same services agreement certain services for fees based on actual costs incurred by us and our subsidiaries in providing the services. We have paid to FBR Capital Markets approximately $2.7 million pursuant to this agreement since January 1, 2008, and FBR Capital Markets has paid to us approximately $2.0 million pursuant to this agreement for the same period. We believe the terms of these services in the aggregate are at least as favorable to us as those we could have obtained from unrelated third parties through arm’s-length negotiations.

In July 2006, we entered into a tax sharing agreement with FBR Capital Markets, with respect to prior tax periods pursuant to which we and FBR Capital Markets will be responsible for our respective portions of the tax liability, and will be entitled to receive the benefit of our respective portions of any tax benefit or refund, that relates to such prior tax periods. Under the tax sharing agreement, we have the sole authority to respond to and conduct all income tax proceedings, including tax audits, relating to prior tax periods. This arrangement may result in conflicts of interest between our Company and FBR Capital Markets with respect to prior tax periods. The tax sharing agreement will terminate upon the expiration of the statute of limitations for the 2006 tax period. Under the tax sharing agreement, if one of FBR Capital Markets or its subsidiaries is assessed and pays directly to the Internal Revenue Service tax liability for a prior tax period in excess of the amount properly allocable to it or such subsidiary under the tax sharing agreement, we have agreed to reimburse it for the amount of such excess. In 2008, we did not pay any reimbursement to FBR Capital Markets.

As of January 1, 2008, we provided a subsidiary of FBR Capital Markets with an unsecured revolving subordinated line of credit in an amount up to $500 million. This line of credit expired on March 31, 2008. No borrowings were drawn on this line of credit in 2008 and no interest was paid to us in 2008 under this line of credit.

In 2007, a subsidiary of FBR Capital Markets provided us with a $200 million uncommitted revolving credit facility. From time to time, we could borrow funds from our affiliate under this credit facility in order to provide for our working capital needs. This credit facility was terminated in March 2008. No advances were made to us during 2008 under this credit facility and no interest was paid by us during 2008 under this credit facility.

Review, Approval or Ratification of Transactions With Related Persons

Our policy and practice is not to enter into any related party transaction with any of our executive officers or directors (or transactions not in the ordinary course of business or not performed on standard market terms with shareholders known to beneficially own over five percent of a class of our voting securities or their related persons), unless the transaction is approved by a majority of our disinterested directors. Pursuant to its charter, the Nominating and Governance Committee also periodically reviews our conflict of interest policies as set forth in our Statement of Business Principles concerning directors and executive officers, and reviews with management our procedures for implementing and monitoring compliance with the conflict of interest policies.

Certain of our executive officers and directors may invest their personal funds in amounts that exceed $120,000 in investment funds managed by affiliates of FBR Capital Markets and securities underwritten by affiliates of FBR Capital Markets, or otherwise engage in transactions in the ordinary course of business involving goods and services provided by FBR Capital Markets. and its affiliates, such as brokerage, investment management and financial advisory services, on the same terms and with the same conditions as those offered or provided to non-affiliated third parties. These transactions are reviewed in accordance with the policy stated above.

Independence of our Board of Directors

The listing standards of the NYSE and our Corporate Governance Guidelines require that a majority of our directors must be independent directors. Our Corporate Governance Guidelines specify that an “independent” director is a director who meets the independence requirements of the NYSE, as then in effect, and of such additional guidelines as our Board may adopt. These categorical standards provide a baseline for determining the independence of members of the Board. The independence standards used by our Board are attached to our Corporate Governance Guidelines, which are available on our website at www.arlingtonasset.com.

In making affirmative independence determinations, the Board broadly considers all relevant facts and circumstances, including, among other factors, the extent to which we make charitable contributions to tax exempt organizations with which the director, or director’s immediate family member, is affiliated. Using these criteria, the Board has affirmatively determined that the following directors have no material relationship with our Company and are independent under the listing standards of the NYSE and our Corporate Governance Guidelines: Daniel J. Altobello, Peter A. Gallagher, Russell C. Lindner, Ralph S. Michael III, Wallace L. Timmeny and John T. Wall.

In making director independence determinations, the Board of Directors considered that Mr. Timmeny, a director since April 1997, retired in April 2007 as a partner of Dechert LLP, a law firm that has from time to time provided legal services to our subsidiaries and may continue to do so. During 2008, we paid Dechert LLP approximately $897,000 for legal services rendered, which we believe amounted to less than one percent of Dechert LLP’s total revenues for 2008. In light of these facts, our Board concluded that, notwithstanding our relationship with Dechert LLP, Mr. Timmeny satisfied the independence standards set forth in the NYSE listing standards and our Corporate Governance Guidelines.

The Board of Directors also considered the fact that Mr. Wall also serves as a director of FBR Capital Markets. The Board noted that various agreements and other arrangements exist between us and FBR Capital Markets which could give rise to conflicts of interest for Mr. Wall. Notwithstanding the existence of these agreements and arrangements and the potential for conflicts of interest, the Board concluded that Mr. Wall satisfied the independence standards set forth in the NYSE listing standards and our Corporate Governance Guidelines. The Board noted that, under our policy and practice, a majority of disinterested directors must approve transactions between us and FBR Capital Markets in which a conflict of interest may arise. FBR Capital Markets has a similar policy and practice. Mr. Wall would generally not be considered to be disinterested with respect to actions taken by the Board relating to agreements and transactions between us and FBR Capital Markets.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information Regarding Fees Paid to Our Independent Accountants in 2008 and 2007

Aggregate fees for professional services rendered for us and our subsidiaries, including FBR Capital Markets, by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2008 and 2007, were (dollars in thousands):

	Year Ended December 31,
	2008	2007
Audit Fees(1)	$1,998	$3,304
Audit-Related Fees(2)	$—	$82
Tax Fees(3)	$—	$—
All Other Fees(4)	$166	$3

Total	$2,164	$3,389

(1)	Audit fees represent the aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for the audit of our financial statements and the financial statements of our subsidiaries, including FBR Capital Markets, the review of unaudited financial statements included in Quarterly Reports on Form 10-Q filed by us and FBR Capital Markets with the SEC and services that are provided by PwC in connection with the statutory and regulatory filings that are made by us and our subsidiaries, including the delivery of comfort letters to broker-dealer subsidiaries of FBR Capital Markets.
(2)	Audit-related fees represent the aggregate fees billed in each of the last two fiscal years for assurance and related services by PwC that are reasonably related to the performance of the audit or review of our financial statements and the financial statements of our subsidiaries, including FBR Capital Markets, and are not reported in “Audit Fees” in the table above. In 2007, audit related fees paid by us related to PwC’s review of documentation for a consolidated loan portfolio held in a trust.
(3)	Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by PwC for tax compliance, tax advice and tax planning. No such fees were paid to PwC in 2008 or 2007.
(4)	All other fees represent the aggregate fees billed in each of the last two fiscal years for products and services provided by PwC, other than the services reported in “Audit Fees,” “Audit Related Fees” and “Tax Fees” in the table above. In 2008, these amounts related to fees paid by FBR Capital Markets to PwC in connection with advisory services and a license for accounting research software. In 2007, these amounts related to fees paid by FBR Capital Markets to PwC in connection with a license for accounting research software.

Audit Committee Pre-Approval Policies and Procedures

It is the Audit Committee’s policy to review and, if appropriate, pre-approve all audit and non-audit services provided by the independent registered public accounting firm to us and our subsidiaries, including FBR Capital Markets. The Audit Committee pre-approved all of the services provided by PwC to the Company and its subsidiaries, except for services provided by PwC to FBR Capital Markets and its subsidiaries, which were approved by the audit committee of FBR Capital Markets’ board of directors during the fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIEDMAN BILLINGS RAMSEY GROUP, INC.

Date: April 30, 2009	By:	/s/ ERIC F. BILLINGS
Eric F. Billings Chief Executive Officer