Form 10-Q
period 2009-03-31
FRIEDMAN BILLINGS RAMSEY GROUP INC
filed 2009-05-07
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer     ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2009:

Title	Outstanding
Class A Common Stock	147,635,068 shares
Class B Common Stock	11,322,293 shares

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$224,566	$254,653
Receivables:
Interest	495	1,378
Other	17,493	32,571
Investments:
Mortgage-backed securities, at fair value	38,347	594,294
U.S. Treasury bonds, at fair value	—	550,000
Long-term investments, at fair value	950	1,043
Trading securities, at fair value	30,773	17,954
Other long-term investments	43,977	53,933
Due from clearing broker	3,734	—
Derivative assets, at fair value	—	264
Intangible assets, net	8,605	8,943
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $41,861 and $40,265, respectively	22,238	24,442
Prepaid expenses and other assets	8,092	20,816

Total assets	$399,270	$1,560,291

LIABILITIES AND EQUITY
Liabilities:
Trading account securities sold, but not yet purchased, at fair value	$12,402	$8,325
Repurchase agreements	26,194	1,063,040
Derivative liabilities, at fair value	66	56
Interest payable	418	2,064
Accrued compensation and benefits	30,022	47,259
Due to clearing broker	—	3,009
Accounts payable, accrued expenses and other liabilities	31,135	38,925
Long-term debt	51,736	254,357

Total liabilities	151,973	1,417,035

Commitments and Contingencies (Note 8)
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 147,585,068 and 147,645,301 shares issued and outstanding, respectively	1,476	1,476
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 11,372,293 and 11,571,670 shares issued and outstanding, respectively	114	116
Additional paid-in capital	1,499,802	1,493,130
Accumulated other comprehensive loss, net of taxes	(230)	(118)
Accumulated deficit	(1,379,457)	(1,481,021)

Total FBR Group shareholders’ equity	121,705	13,583
Noncontrolling interest	125,592	129,673

Total equity	247,297	143,256

Total liabilities and equity	$399,270	$1,560,291

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Capital markets	$49,903	$104,079
Principal investment:
Interest	2,600	24,852
Net investment income (loss)	6	(14,659)
Dividends	—	206
Other	—	1,454

Total revenues	52,509	115,932
Interest expense	2,763	23,650

Revenues, net of interest expense	49,746	92,282

Non-Interest Expenses:
Compensation and benefits	45,137	76,954
Professional services	4,769	12,467
Business development	5,981	12,294
Clearing and brokerage fees	3,297	3,630
Occupancy and equipment	8,105	9,189
Communications	5,227	6,018
Other operating expenses	5,325	5,384

Total non-interest expenses	77,841	125,936

Operating loss	(28,095)	(33,654)

Other Income:
Gain on extinguishment of long-term debt	132,453	—
Other (loss) income	(139)	73,037

Income before income taxes and noncontrolling interest	104,219	39,383
Income tax provision (benefit)	9,555	(806)

Net income	94,664	40,189
Less: Net loss attributable to the noncontrolling interest of consolidated subsidiary	(6,900)	(4,913)

Net income attributable to FBR Group shareholders	$101,564	$45,102

Basic earnings per share attributable to FBR Group	$0.67	$0.30

Diluted earnings per share attributable to FBR Group	$0.67	$0.30

Weighted average shares outstanding:
Basic (in thousands)	152,349	150,784

Diluted (in thousands)	152,440	151,419

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balances, December 31, 2007	139,266,465	$1,393	12,616,249	$126	$1,468,801	$(13,071)	$(1,063,558)	$243,061	$636,752

Net loss	—	—	—	—	—	—	(417,463)	(86,867)	(504,330)	$(504,330)
Conversion of Class B shares to Class A shares	1,044,579	10	(1,044,579)	(10)	—	—	—	—	—	—
Issuance of Class A common stock	7,867,619	78	—	—	432	—	—	—	510	—
Forfeitures of Class A common stock	(414,042)	(3)	—	—	(1,736)	—	—	—	(1,739)	—
Repurchase of Class A common stock	(119,320)	(2)	—	—	(46)	—	—	—	(48)	—
Stock compensation expense for stock options	—	—	—	—	108	—	—	—	108	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	14,408	—	—	—	14,408	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	11,163	—	—	—	11,163	—
Net decrease in equity related to subsidiary stock compensation transactions	—	—	—	—	—	—	—	(26,430)	(26,430)	—
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investment securities, (net of taxes of -0-)	—	—	—	—	—	(227)	—	(91)	(318)	(318)
Net change in unrealized gain (loss) on cash flow hedges (net of taxes of $-0-)	—	—	—	—	—	13,180	—	—	13,180	13,180

Comprehensive loss										$(491,468)

Dividends	—	—	—	—	—	—	—	—	—

Balances, December 31, 2008	147,645,301	$1,476	11,571,670	$116	$1,493,130	$(118)	$(1,481,021)	$129,673	$143,256
Net income	—	—	—	—	—	—	101,564	(6,900)	94,664	$94,664
Conversion of Class B shares to Class A shares	199,377	2	(199,377)	(2)	—	—	—	—	—	—
Issuance of Class A common stock	—	—	—	—	—	—	—	—	—	—
Forfeitures of Class A common stock	(259,610)	(2)	—	—	(218)	—	—	—	(220)	—
Stock compensation expense for stock options	—	—	—	—	23	—	—	—	23	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	2,857	—	—	—	2,857	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	4,010	—	—	—	4,010	—
Net increase in equity related to subsidiary stock compensation transactions	—	—	—	—	—	—	—	2,797	2,797	—
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(112)	—	22	(90)	(90)

Comprehensive income	—	—	—	—	—	—	—	—	—	$94,574

Balances, March 31, 2009	147,585,068	$1,476	11,372,293	$114	$1,499,802	$(230)	$(1,379,457)	$125,592	$247,297

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$94,664	$40,189
Non-cash items included in net income:
Loss on issuance or sale of subsidiary shares	135	—
Gain on disposition of subsidiary	—	(73,040)
Gain on extinguishment of long-term debt	(132,453)	—
Net investment loss from long-term investments and mortgage-backed securities and incentive allocations and fees	1,536	19,235
Depreciation and amortization	2,770	2,495
Other	7,033	7,117
Changes in operating assets:
Receivables:
Interest	883	(1,431)
Other	3,297	6,302
Due from/to clearing broker	(6,742)	(23,009)
Trading securities, at fair value	(12,819)	(23,618)
Prepaid expenses and other assets	11,519	6,374
Changes in operating liabilities:
Trading account securities sold but not yet purchased, at fair value	4,078	(146)
Accounts payable, accrued expenses and other liabilities	3,042	(10,750)
Accrued compensation and benefits	(14,573)	(12,349)

Net cash used in operating activities	(37,630)	(62,631)

Cash flows from investing activities:
Purchases of mortgage-backed securities	—	(1,191,907)
Receipt of principal payments on mortgage-backed securities	8,575	49,285
Proceeds from sales of mortgage-backed securities	548,048	72,241
Proceeds from U.S. treasury bond maturities	550,000	—
Proceeds from residual interest in securitization	—	440
Purchases of long-term investments	—	(5,297)
Proceeds from sales of and distributions from long-term investments	7,289	8,446
Purchases of fixed assets	(227)	(1,054)
Other	(527)	(600)

Net cash provided by (used in) investing activities	1,113,158	(1,068,446)

Cash flows from financing activities:
Repayments of long-term debt	(68,769)	(970)
Repayments of repurchase agreements, net	(1,036,846)	776,728

Net cash (used in) provided by financing activities	(1,105,615)	775,758

Net decrease in cash and cash equivalents	(30,087)	(355,319)
Cash and cash equivalents, beginning of period	254,653	692,360

Cash and cash equivalents, end of period	$224,566	$337,041

Supplemental Cash Flow Information:
Cash payments for interest	$2,960	$22,688
Cash payments for taxes	$23	$215

See notes to consolidated financial statements.

FRIEDMAN, BILLINGS, RAMSEY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Friedman, Billings, Ramsey Group, Inc. (FBR Group), which began doing business as Arlington Asset Investment Corp. in the first quarter of 2009, and its subsidiaries, including FBR Capital Markets Corporation (FBR Capital Markets) (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with (i) the Company’s audited consolidated financial statements and notes thereto included in Annual Report on Form 10-K for the year ended December 31, 2008; (ii) FBR Capital Markets’ unaudited condensed consolidated financial statements and notes thereto included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009; and (iii) FBR Capital Markets’ audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s unaudited condensed consolidated financial statements include the results of its majority-owned subsidiary, FBR Capital Markets. The Company’s wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holding), owned approximately 57% of the outstanding shares of FBR Capital Markets as of March 31, 2009. FBR Capital Markets is a publicly-traded holding company for various subsidiaries that conduct capital markets (investment banking and institutional brokerage), asset management and merchant banking businesses. As of March 31, 2009, FBR Capital Markets’ primary operating subsidiaries included Friedman, Billings, Ramsey & Co., Inc., which changed its name to FBR Capital Markets & Co. (FBCM & Co.) on April 1, 2009, Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM) and FBR Fund Advisors, Inc. (FBR Fund Advisors). FBR Capital Markets is managed under the direction of its board of directors, a majority of whom are independent of both the Company and FBR Capital Markets.

Historically, the Company has conducted its business within four reportable segments: capital markets, asset management, principal investing and mortgage banking operations. In January 2008, as a result of filing a voluntary petition for bankruptcy protection by First NLC, the Company deconsolidated First NLC, which included the origination and sale of non-conforming residential mortgage loans and was previously reported as the mortgage banking segment. Due to organizational changes effective January 1, 2009, the Company’s chief operating decision maker reviews financial information within two reportable segments: capital markets and principal investing. The capital markets segment includes the operations of FBR Capital Markets and its subsidiaries, and includes the asset management and principal investing operations by FBR Capital Markets, which were previously reported separately. Accordingly, as of January 1, 2009, the Company has reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

On January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Accordingly, the Company reclassified its noncontrolling interest in its majority-owned subsidiary, FBR Capital Markets, as a component of equity in the consolidated financial statements.

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

Fair Value of Financial Instruments

The Company adopted Statement of Financial Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

The Company determines fair values for the following assets and liabilities discussed below in accordance with SFAS 157:

Mortgage-backed securities, at fair value—The Company’s agency mortgage-backed securities (MBS), which are generally guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and AAA-rated private label MBS are generally classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

The Company classifies certain other non-agency MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. These Level 3 MBS include private label MBS, residual interests in securitizations of non-prime mortgage loans, and collateralized mortgage obligations (CMOs). The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available.

Long-term investments, at fair value—The Company’s long-term investments, at fair value, consist of marketable equity securities and a residual interest in a securitization. The Company’s marketable equity securities are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices.

The residual interest in a securitization is classified within Level 3 of the fair value hierarchy and valued as discussed above.

Trading securities and trading account securities sold but not yet purchased, at fair value—The Company’s trading securities and trading account securities sold but not yet purchased, at fair value, are securities owned or sold by the FBR Capital Markets’ broker-dealer subsidiaries and consist of marketable and non-public equity and convertible debt securities. The Company classifies marketable equity securities within Level 1 of the fair value hierarchy if quoted market prices are used to value the securities. Convertible debt securities are generally classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provide a reasonable level of price transparency. Non-public equity and debt securities are classified within Level 3 of the fair value hierarchy if enterprise values are used to value the securities. In determining the enterprise value, the Company relies on FBR Capital Markets’ management and its analysis of various financial, performance and market factors to estimate the value, including where applicable market trading activity, which is sometimes reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

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

Other—Cash and cash equivalents, restricted cash, interest receivable, reverse repurchase agreements, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short-term nature of these instruments.

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments and long-term investments accounted for under SFAS 157 as of March 31, 2009 and December 31, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2009
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency	$27,953	$—	$27,953	$—
Other private label	10,394	—	—	10,394

Total	38,347	—	27,953	10,394
Long-term investments, at fair value:
Marketable equity securities	950	950	—	—

Trading securities and trading account securities sold, but not yet purchased, at fair value:
Marketable and non-public equity securities	5,132	2,097	—	3,035
Convertible and fixed income debt securities	25,641	—	25,638	3
Marketable equity securities sold but not yet purchased	(11,472)	(11,472)	—	—
Convertible securities sold but not yet purchased	(930)	—	(930)	—

Total	18,371	(9,375)	24,708	3,038
Derivative instruments, at fair value:
Assets	—	—	—	—
Liabilities	(66)	—	(66)	—

Net	(66)	—	(66)	—

Total	$57,602	$(8,425)	$52,595	$13,432

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $13,432, or 3.36% of the Company’s total assets as of March 31, 2009.

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
Derivative instruments, at fair value:
Assets	264	—	264	—
Liabilities	(56)	—	(56)	—

Net	208	—	208	—

Total	$1,155,174	$543,694	$542,387	$69,093

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $69,093, or 4.43% of the Company’s total assets as of December 31, 2008.

Level 3 Financial Assets and Liabilities

Items Measured at Fair Value on a Recurring Basis

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, for the three months ended March 31, 2009 and 2008. As reflected in the tables below, there are no unrealized gains (losses) on such Level 3 financial assets and liabilities as of March 31, 2009 and 2008 included in accumulated other comprehensive income.

	Three Months Ended March 31, 2009
	MBS	Long-Term Investments	Other	Total
Beginning balance	$65,886	$—	$3,207	$69,093
Total net gains (losses) (realized/unrealized)
Included in earnings	1,652	—	(114)	1,538
Included in other comprehensive income	—	—	—	—
Net Transfers In	—	—	—	—
Purchases, issuances, settlements, and principal payoffs, net	(57,144)	—	(55)	(57,199)

Ending balance	$10,394	$—	$3,038	$13,432

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$443	$—	$(105)	$338

	Three Months Ended March 31, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance	$10,638	$19,049	$18,567	$48,254
Total net losses (realized/unrealized)
Included in earnings	(2,765)	(7,533)	(637)	(10,935)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, settlements, and principal payoffs, net	(213)	(440)	24,710	24,057

Ending balance	$7,660	$11,076	$42,640	$61,376

The amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(2,765)	$(7,533)	$(751)	$(11,049)

Gains and losses included in earnings for the three months ended March 31, 2009 and 2008 are reported in the following income statement line descriptions as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Principal investment—Net investment income (loss)	Capital markets	Principal investment—Net investment income (loss)	Capital markets
Total gains (losses) included in earnings for the period	$1,652	$(114)	$(9,794)	$(1,141)

Change in unrealized gains (losses) relating to assets still held at reporting date	$443	$(105)	$(9,794)	$(1,255)

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

For the three months ended March 31, 2009 and 2008, the Company recognized the following change in carrying value of those assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at March 31, 2009				Three months ended March 31, 2009
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$—	$—	$—	$—	$(1,000)

	Fair Value Measurements at March 31, 2008				Three months ended March 31, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$12,984	$—	$—	$12,984	$(6,431)

Mortgage-Backed Securities, at Fair Value

Mortgage-backed securities, at fair value(1) (2), consisted of the following as of the dates indicated:

	March 31, 2009	December 31, 2008
Fannie Mae	$27,953	$528,408
Private-label	10,394	65,886

	$38,347	$594,294

(1)	The Company’s MBS portfolio is primarily comprised of agency MBS. The weighted-average coupon of the available-for-sale portfolio at March 31, 2009 and December 31, 2008 was 5.92% and 2.44%, respectively.
(2)	As of March 31, 2009 and December 31, 2008, $27,677 and $568,493, respectively, each representing fair value of the Company’s MBS investments were pledged as collateral for repurchase agreements.

Long-Term Investments, at Fair Value

Long-term investments, at fair value, consisted of the following as of the dates indicated:

	March 31, 2009	December 31, 2008
Marketable equity securities	$950	$1,043

Trading Securities and Trading Account Securities Sold, but Not Yet Purchased, at Fair Value

Trading securities owned and trading account securities sold, but not yet purchased, at fair value, consisted of the following as of the dates indicated:

	March 31, 2009		December 31, 2008
	Owned	Sold But Not Yet Purchased	Owned	Sold But Not Yet Purchased
Marketable and non-public equity securities	$5,132	$11,472	$3,919	$8,325
Convertible and fixed income debt securities	25,641	930	14,035	—

	$30,773	$12,402	$17,954	$8,325

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

Other Long-Term Investments

Other long-term investments, which are valued, at fair value, on a non-recurring basis, consisted of the following as of the dates indicated:

	March 31, 2009	December 31, 2008
Non-public equity securities	$30,633	$38,203
Preferred equity investment	—	1,000
Investments funds	13,344	14,730

	$43,977	$53,933

The Company’s available-for-sale securities consist primarily of MBS and equity investments in publicly traded companies. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	March 31, 2009
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$38,337	$10	$—	$38,347
Marketable equity securities	1,260	—	(310)	950

	$39,597	$10	$(310)	$39,297

(1)	The amortized cost of MBS includes no unamortized premiums/discounts at March 31, 2009.

	December 31, 2008
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$594,286	$8	$—	$594,294
Marketable equity securities	1,260	—	(217)	1,043

	$595,546	$8	$(217)	$595,337

(1)	The amortized cost of MBS includes no unamortized premiums/discounts at December 31, 2008.

The following table provides further information regarding the duration of unrealized losses as of March 31, 2009:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Marketable equity securities	$1,260	$(310)	$950	$—	$—	$—

The Company recorded no other-than-temporary impairments on MBS investments during the three months ended March 31, 2009. For the three months ended March 31, 2008, the Company recorded other-than-temporary impairment losses of $2,880 related to deterioration in credit quality on MBS investments with an original cost basis of $42,242.

For the three months ended March 31, 2009 and 2008, the Company recorded no other-than-temporary impairment losses on marketable equity securities. The Company does not consider the remaining marketable equity securities in unrealized loss positions as of March 31, 2009 to be other-than-temporarily impaired considering the limited severity and duration of these unrealized losses and/or the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for forecasted recovery of the cost basis. During the three months ended March 31, 2008, the Company also recognized other-than-temporary impairment losses of $7,029 in a residual interest in a securitization of non-prime mortgage loans.

For investments carried at cost, at each reporting date, the Company evaluates its portfolio of such investments for impairment, including consideration of the severity and duration of factors affecting the fair value of these investments. During the three months ended March 31, 2009 and 2008, the Company recorded other-than-temporary impairment losses of $1,000 and $6,431, respectively, in the consolidated statements of operations, reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $1,000 and $19,415, respectively.

During the three months ended March 31, 2009, the Company received $548,048 from sales of MBS, resulting in gross gains and losses of $1,347 and $1,501, respectively. There were no sales of the Company’s marketable equity securities during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company received $72,251 from sales of MBS, resulting in gross gains and losses of $72 and $-0-, respectively, and received $8,356 from sales of marketable equity securities, resulting in gross gains and losses of $401 and $-0-, respectively.

3.	Borrowings:

Repurchase Agreements

As of March 31, 2009, the Company had no amount at risk greater than 10% of equity. As of December 31, 2008, the amount at risk related to $334,908 of repurchase agreements with Barclays Capital Inc. was $28,069, or 19.59% of the Company’s equity with a weighted average maturity of 26 days.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	March 31, 2009	December 31, 2008
Outstanding balance	$26,194	$1,063,040
Value of assets pledged as collateral:
Agency mortgage-backed securities	27,677	528,111
Non-agency mortgage-backed securities	—	40,381
U.S. Treasury bonds	—	550,000
Weighted-average rate	0.70%	0.44%
Weighted-average term to maturity	27.0 days	14.3 days

	March 31, 2009	March 31, 2008
Weighted-average outstanding balance during the three months ended	$257,084	$1,764,884
Weighted-average rate during the three months ended	0.74%	3.68%

Long-term Debt

As of March 31, 2009 and December 31, 2008, the Company had $50,000 and $251,689, respectively, of outstanding long-term debt issued by FBR TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month London Interbank Offer Rate (LIBOR) plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.78% and 5.65% as of March 31, 2009 and December 31, 2008, respectively. These borrowings mature between 2033 and 2035, and are redeemable, in whole or in part, without penalty beginning in 2008, 2009 and 2010. During the three months ended March 31, 2009, the Company did not issue additional long-term debentures.

During the three months ended March 31, 2009, the Company extinguished $201,689 of long-term debt at a gain of $132,453.

4.	Income Taxes:

Prior to January 1, 2009, FBR Group (parent company) was organized and operated in a manner that allowed it to qualify as a real estate investment trust (REIT) for tax purposes. As a REIT, FBR Group was not subject to federal income tax on earnings distributed to its shareholders. The Company filed a notification with the Internal Revenue Service to revoke its REIT status as of January 1, 2009. As a result, income generated at the parent company level, along with all of its subsidiaries, will be subject to federal, state and local income taxes for 2009 and future tax years at regular corporate tax rates, to the extent that it is not offset by net operating loss carry-forwards (NOLs) and net capital loss carry-forwards (NCLs).

The total income tax provision (benefit) recorded for the three months ended March 31, 2009 and 2008 was $9,555 and ($806), respectively. The Company generated pre-tax book income of $104,219 and $39,383 in the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2008, pre-tax book income from the Company’s taxable REIT subsidiaries was $58,455. The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 9.2% and (1.4%), respectively. The effective tax rate for the three months ended March 31, 2009 differed from statutory tax rates primarily due to the full valuation allowance on the tax benefit of the book losses incurred in the current period and the expected tax liability related to domestic operations due to projected taxable income for 2009 that will be subject to alternative minimum tax. The effective tax rate for the three months ended March 31, 2008 differed from statutory tax rates due to the effects of SFAS No. 123(R), “Share-Based Payment” (SFAS 123R), as restricted stock awards vested at share prices lower than original grant date prices. The Company expects to realize a portion of the tax benefits of the federal and state net NOLs in 2009, which are reflected in the Company’s projected effective tax rate for the year. The Company will continue to provide a valuation allowance against the other deferred tax assets since the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company continues to record interest and penalties in other expenses/other income in the statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial.

5.	Net Capital Requirements:

FBCM & Co. and FBR Investment Services, Inc. (FBRIS), FBR Capital Markets’ U.S. broker-dealer subsidiaries, are registered with the Securities and Exchange Commission (SEC) and are members of the Financial Industry Regulatory Authority (FINRA). Additionally, FBRIL is registered with the Financial Services Authority (FSA) of the United Kingdom. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2009, FBCM & Co. had net capital of $59,721 that was $56,633 in excess of its required net capital of $3,088. As of March 31, 2009, FBRIS and FBRIL had net capital in excess of required amounts.

6.	Earnings Per Share:

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

	Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	152,349	152,349	150,784	150,784
Stock options and unvested restricted stock (in thousands)	—	91	—	635

Weighted average common and common equivalent shares outstanding (in thousands)	152,349	152,440	150,784	151,419

Net income applicable to common stock	$101,564	$101,564	$45,102	$45,102

Earning per common share	$0.67	$0.67	$0.30	$0.30

As of March 31, 2009 and 2008, there were 482,274 and 930,226 of options to purchase shares of common stock outstanding, respectively. See Note 9 for additional information regarding outstanding options and restricted stock.

7.	Noncontrolling Interest:

On January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Accordingly, the Company reclassified its noncontrolling interest in its majority-owned subsidiary, FBR Capital Markets, as a component of equity in the consolidated financial statements.

Noncontrolling interest (formerly reported as minority interest) represents shares of common stock of FBR Capital Markets issued to third-party investors. As of March 31, 2009 and December 31, 2008, 24,806,901 shares and 25,318,713 shares, respectively, of the total number of outstanding shares of FBR Capital Markets common stock of 58,139,950 and 58,651,762 shares, respectively, were issued to third-party investors and under share-based award agreements that are not subject to forfeiture.

As of March 31, 2009, the Company, through FBR TRS Holdings, held 33,333,049 shares, controlling more than 57.3% of the total voting power of the outstanding shares of FBR Capital Markets’ common stock.

8.	Commitments and Contingencies:

Litigation

Except as described below, as of March 31, 2009, the Company was not a defendant, nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or Self-Regulatory Organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its businesses. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Many aspects of FBR Capital Markets business involves substantial risks of liability and litigation. Underwriters, broker-dealers and investment advisers are exposed to liability under federal and state securities laws, other federal and state laws and court decisions, including decisions with respect to underwriters’ liability and limitations on indemnification, as well as with respect to the handling of customer accounts. For example, underwriters may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered and broker-dealers may be held liable for statements made by their securities analysts or other personnel. FBCM & Co. has been named as a defendant in a small number of securities claims involving investment banking clients of FBCM & Co. as a result of FBCM & Co.’s role as an underwriter. In these cases, the underwriting agreement provides, subject to certain conditions, that the investment banking client is required to indemnify FBCM & Co. against certain claims or liabilities, including claims or liabilities under the Securities Act or contribute to payments which FBCM & Co. is required to make as a result of the litigation. Although these cases involving FBCM & Co. are at a preliminary stage and the outcome is uncertain, based on management’s review with counsel and present information currently known by management, resolution of such matters is not expected to have a material effect on the Company’s financial condition or results of operations. In certain circumstances, broker-dealers and asset managers may also be held liable by customers and clients for losses sustained on investments. In recent years, there has been an increasing incidence of litigation and actions by government agencies and SROs involving the securities industry, including class actions that seek substantial damages. The Company is also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect the Company’s financial condition, results of operations and liquidity.

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

Other Litigation

On April 7, 2009, the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (Bankruptcy Court) entered a final order (Final Order) approving the Company’s completed settlement agreement with the Trustee of the First NLC bankruptcy estate. The settlement agreement with the Trustee releases all claims that the Trustee or the bankruptcy estate of First NLC may have against the Company and its officers, directors, employees and affiliates in exchange for the payment by the Company of approximately $4.0 million, which the Company accrued for as of December 31, 2008. Under the settlement agreement, the Company and each of the officers, directors, employees and affiliates released all claims against the Trustee and the First NLC bankruptcy estate. The Company remitted the settlement payment on April 20, 2009 following the Final Order.

Other Legal and Regulatory Matters

Except as described above, as of March 31, 2009, the Company was not a defendant or plaintiff in any lawsuits, arbitrations or regulatory actions that are expected to have a material adverse effect on the Company’s financial condition or results of operations. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its various businesses, and is subject to various reviews, examinations, investigations and other inquiries by governmental agencies and SROs, none of which are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

9.	Equity:

Dividends

There were no dividends declared for the three month period ended March 31, 2009. Pursuant to the Company’s variable dividend policy, the Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. No dividends were declared or paid during 2008.

FBR Group Stock Compensation Plans

FBR Group Restricted Stock

From time to time, the Company grants shares of FBR Group restricted Class A common stock to employees under the FBR Group Long-Term Incentive Plan that vest ratably over a three-year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the three months ended March 31, 2009, the Company did not grant any shares of such restricted FBR Group Class A common stock. During the three months ended March 31, 2008 the Company granted 7,753,822 shares of such restricted FBR Group Class A common stock at weighted average share price of $2.91 per share.

As of March 31, 2009 and December 31, 2008, a total of 5,368,379 and 8,236,384 shares, respectively, of such FBR Group restricted Class A common stock were outstanding with total unrecognized compensation cost related to unvested shares of $8,506 and $11,382, respectively. The total unrecognized cost is expected to be recognized over a weighted average period of 1.85 years.

For the three months ended March 31, 2009 and 2008, the Company recognized $2,723 and $2,168 of compensation expense related to this FBR Group restricted stock, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees of the Company, including certain employees of FBR Capital Markets’ subsidiaries, may receive restricted FBR Group Class A common stock in lieu of cash payments. These restricted shares of FBR Group Class A common stock are issued to an irrevocable trust and are not returnable to the Company. During three months ended March 31, 2009, the Company did not issue any shares of FBR Group restricted Class A common stock. During the three months ended March 31, 2008 the company issued 75,442 shares of FBR Group restricted Class A common stock valued at $224 to the trust in settlement of such accrued incentive compensation.

FBR Capital Markets Corporation Stock Compensation Plans

Employee Stock Purchase Plan

FBR Capital Markets initiated the Employee Stock Purchase Plan (CMC Purchase Plan) on January 1, 2007. Under the CMC Purchase Plan, eligible employees may purchase FBR Capital Markets’ common stock through payroll deductions at a price that is 85% of the lower of the market value of the FBR Capital Markets’ common stock on the first day of the offering period or the last day of the offering period. In accordance with the provisions of SFAS 123R, FBR Capital Markets is required to recognize compensation expense relating to shares offered under the CMC Purchase Plan. For the three months ended March 31, 2009 and 2008, FBR Capital Markets recognized compensation expense of $320 and $281, respectively.

Stock Compensation Plans

FBR Capital Markets Corporation 2006 Long-Term Incentive Plan (FBR Capital Markets Long-Term Incentive Plan)

Under the FBR Capital Markets Long-Term Incentive Plan, as amended, FBR Capital Markets may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock for up to an aggregate of 22,069,985 shares of FBR Capital Markets’ common stock, subject to increase under certain provisions of the plan, to eligible participants. Participants include employees, officers and directors of FBR Capital Markets and its subsidiaries. The FBR Capital Markets Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options.

FBR Capital Markets grants options to purchase stock, restricted shares of common stock and RSUs to employees that vest based on meeting specified service conditions of three to five years and in certain cases, achievement of specified market conditions. The following table presents compensation expense recognized by FBR Capital Markets, in accordance with SFAS 123R, related to awards granted by FBR Capital Markets for the periods indicated:

	Three Months Ended
	March 31, 2009	March 31, 2008
Stock options	$929	$924
Restricted shares	$1,083	$1,949
RSUs	$1,758	$520

Share Repurchases

FBR Group Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14,000,000 shares of the Company’s Class A common stock from time to time. In 2007, the Company’s Board of Directors authorized an additional share repurchase program in which the Company may repurchase up to 100,000,000 shares of the Company’s Class A common stock. During 2008, the Company, in accordance with the Company’s share repurchase program, repurchased 119,320 shares at a cost of $48. During the three months ended March 31, 2009, the Company had no share repurchases and had the authority to repurchase 76,237,252 shares.

FBR Capital Markets Share Repurchases

In July 2007, in order to offset dilution resulting from employee restricted stock and employee stock options granted under the FBR Capital Markets Long-Term Incentive Plan, the FBR Capital Markets’ Board of Directors authorized a share repurchase program under which FBR Capital Markets could repurchase up to 1,000,000 shares of FBR Capital Markets’ outstanding shares of common stock. In October 2007, the FBR Capital Markets Board of Director’s authorized the repurchase of up to an additional 5,000,000 shares of common stock. In October 2008, the FBR Capital Markets’ Board of Directors approved an increase in the number of shares of common stock that FBR Capital Markets is authorized to repurchase to 10,167,431 shares. During 2008, FBR Capital Markets, in accordance with its share repurchase program, repurchased 6,748,546 shares of its common stock at an average price of $5.02. These repurchases included the repurchase by FBR Capital Markets, on behalf of itself and one of its subsidiaries, of a total of 6,565,405 shares of FBR Capital Markets’ common stock directly from Passport Capital LLC’s Global Master Fund SPC LTD for and on behalf of Portfolio A—Global Strategy

(“Passport”) on October 7, 2008. The repurchase from Passport was a privately negotiated transaction at a purchase price of $5.00 per share. During the three months ended March 31, 2009, FBR Capital Markets had no share repurchases and had the authority to repurchase 3,418,885 shares.

10.	Segment Information:

Historically, the Company has conducted its business within four reportable segments: capital markets, asset management, principal investing and mortgage banking operations. In January 2008, as a result of filing a voluntary petition for bankruptcy protection by First NLC, the Company deconsolidated First NLC, which included the origination and sale of non-conforming residential mortgage loans and was previously reported as the mortgage banking segment. Due to organizational changes effective January 1, 2009, the Company’s chief operating decision maker reviews financial information within two reportable segments: capital markets and principal investing. The capital markets segment includes the operations of FBR Capital Markets, the Company’s majority-owned subsidiary, and its subsidiaries, and includes the asset management and principal investing operations by FBR Capital Markets, which were previously reported separately. Accordingly, as of January 1, 2009, the Company has reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company has developed systems and methodologies to allocate overhead costs to its business units and, accordingly, presents segment information consistent with internal management reporting. Revenue generating transactions between the individual segments have been included in the net revenue and pre-tax income of each segment. The following table illustrates the financial information for the Company’s segments for the periods indicated. The column labeled “Other” includes financial information for the Company’s historical mortgage banking segment, which the Company no longer separately reports.

	Principal Investing	Capital Markets	Other	Consolidated Totals
Three months ended March 31, 2009
Net revenues	$95	$49,651	$—	$49,746
Operating loss	(12,537)	(15,558)	—	(28,095)
Three months ended March 31, 2008
Net revenues	(12,691)	104,046	927	92,282
Operating loss	(20,150)	(10,981)	(2,523)	(33,654)

11.	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as noncontrolling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control is measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company adopted the provisions of SFAS 160 effective January 1, 2009. As a result, the Company reclassified the noncontrolling interest (formerly reported as minority interest) component of the Company’s balance sheet as a component of equity.

In April 2009, the FASB issued three FASB Staff Positions (FSPs) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of securities as follows:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurement more consistent with the principles presented in FASB statement No. 157 (SFAS 157), Fair Value Measurements. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

These FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The adoption of these FSPs are not expected to have a significant impact on the Company’s financial positions.

In April 2009, the FASB issued FSP FAS 141-1(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of FAS No. 5, “Accounting for Contingencies,” if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). FSP FAS 141-1(R)-1 states that the acquirer will recognize such an asset or liability if the acquision-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if certain criteria are met. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a significant impact on the Company’s financial positions.

12.	Subsequent Events:

On April 7, 2009, the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (Bankruptcy Court) entered a final order (Final Order) approving the Company’s completed settlement agreement with the Trustee of the First NLC bankruptcy estate. The settlement agreement with the Trustee releases all claims that the Trustee or the bankruptcy estate of First NLC may have against the Company and its officers, directors, employees and affiliates in exchange for the payment by the Company of approximately $4.0 million, which the Company accrued for as of December 31, 2008. Under the settlement agreement, the Company and each of the officers, directors, employees and affiliates released all claims against the Trustee and the First NLC bankruptcy estate. The Company remitted the settlement payment on April 20, 2009 following the Final Order.

FBR Capital Markets’ broker-dealer subsidiary, Friedman, Billings, Ramsey & Co., Inc., changed its name to FBR Capital Markets & Co. effective April 1, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the unaudited condensed consolidated financial condition and results of operations of Friedman, Billings, Ramsey Group, Inc., which began doing business as Arlington Asset Investment Corp. in the first quarter of 2009, and its subsidiaries, including FBR Capital Markets Corporation (FBR Capital Markets) (unless the context otherwise provides, collectively, “we”, “us”, “our” or the “Company”), should be read in conjunction with (i) the Company’s audited consolidated financial statements and notes thereto included in Annual Report on Form 10-K for the year ended December 31, 2008; (ii) FBR Capital Markets’ unaudited condensed consolidated financial statements and notes thereto included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009; and (iii) FBR Capital Markets’ audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s unaudited condensed consolidated financial statements include the results of its majority-owned subsidiary, FBR Capital Markets. The Company’s wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holding), owned approximately 57% of the outstanding shares of FBR Capital Markets as of March 31, 2009. FBR Capital Markets is a publicly-traded holding company for various subsidiaries that conduct capital markets (investment banking and institutional brokerage), asset management and merchant banking businesses. As of March 31, 2009, FBR Capital Markets’ primary operating subsidiaries include Friedman, Billings, Ramsey & Co., Inc., which changed its name to FBR Capital Markets & Co. (FBCM & Co.) on April 1, 2009, Friedman, Billings, Ramsey International, Ltd. (FBRIL), FBR Investment Management, Inc. (FBRIM) and FBR Fund Advisors, Inc. (FBR Fund Advisors). FBR Capital Markets is managed under the direction of its board of directors, a majority of whom are independent of both the Company and FBR Capital Markets.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect the Company’s future results, please see “Forward-Looking Statements” immediately following Item 4 of this report on Form 10-Q.

Executive Summary

Our revenues consist primarily of gains recognized from the extinguishment of our long-term debt, net interest income and gains and losses in principal investing and capital markets, which consist of revenue generated by our majority-owned subsidiary, FBR Capital Markets.

During the three months ended March 31, 2009, we completed the extinguishment of $201.7 million of long-term debt at a gain of $132.5 million and reduced our MBS portfolio by $100.0 million, substantially completing the current phase of the strategy announced on October 23, 2008. In addition, FBR Capital Markets also liquidated its remaining MBS portfolio of $454.3 million and related interest rate caps and repurchase agreements, recognizing an aggregate net investment loss of $1.0 million. The Company also liquidated $550.0 million of its U.S, Treasury bond holdings and related repurchase agreements, recognizing no gain or loss from the transaction.

Historically, the Company has conducted its business within four reportable segments: capital markets, asset management, principal investing and mortgage banking operations. In January 2008, as a result of filing a voluntary petition for bankruptcy protection by First NLC, we deconsolidated First NLC, which included the origination and sale of non-conforming residential mortgage loans and was previously reported as the mortgage banking segment. Due to organizational changes effective January 1, 2009, the Company’s chief operating decision maker reviews financial information within two reportable segments: capital markets and principal investing. The capital markets segment includes the operations of FBR Capital Markets and its subsidiaries, and includes the asset management and principal investing operations by FBR Capital Markets, which were previously reported separately. Accordingly, as of January 1, 2009, the Company has reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

On January 1, 2009, we adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Accordingly, we reclassified the noncontrolling interest in our majority-owned subsidiary, FBR Capital Markets, as a component of equity in the consolidated financial statements.

Principal Investing

Mortgage-Backed Securities

We invest in agency-backed and, to a lesser extent, private-label mortgage-backed securities (MBS). The Company recorded net interest income of $2.4 million and $6.4 million from MBS held in its principal investment portfolio for the three months ended March 31, 2009 and 2008, respectively. The decrease in net interest income during the three months ended March 31, 2009 is due mainly to the decrease in the average balance of MBS investments held in our portfolio.

In general, the Company values its agency MBS and other AAA-rated private label MBS using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments. Therefore, in accordance with SFAS 157, the Company generally classifies these securities within Level 2 of the fair value hierarchy.

Merchant Banking and Long-Term Investments

The total value of our merchant banking portfolio and long-term investments, excluding FBR Capital Markets, was $5.0 million as of March 31, 2009. Of this total, $2.9 million was held in the merchant banking portfolio and $2.1 million was held in alternative asset funds. Net unrealized losses in the merchant banking portfolio included in accumulated other comprehensive income (AOCI) totaled $0.1 million as of March 31, 2009.

During the three months ended March 31, 2009, we recorded a $1.0 million other-than-temporary impairment write-down as part of the Company’s quarterly assessments of unrealized losses in its portfolio for potential other-than-temporary impairments.

Capital Markets

Capital markets segment includes all of the operations and activities of our majority-owned subsidiary, FBR Capital Markets and its subsidiaries. Capital markets activities include investment banking and institutional sales, trading and research and management of a broad range of pooled investment vehicles, including mutual funds, hedge funds, venture capital and private equity funds and separate accounts. The total value of FBR Capital Market’s merchant banking and long-term investments was $39.9 million as of March 31, 2009. Net unrealized losses in the merchant banking portfolio included in AOCI totaled $0.2 million as of March 31, 2009.

The operating loss from capital markets segment increased to $15.6 million for the first quarter of 2009 from $11.0 million for the first quarter of 2008. This increase in loss is primarily attributable to a $62.1 million decrease in investment banking revenues during the first quarter of 2009, reflecting a lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during the first quarter of 2009 and the year ended December 31, 2008 reflects the continued effect that the dislocation in credit markets has had on the U.S. equity markets and equity underwriting activity. FBR Capital Markets’ institutional brokerage sales and trading revenues increased from $31.4 million for the quarter ended March 31, 2008 to $39.6 million for the quarter ended March 31, 2009. This increase in institutional brokerage sales and trading revenues is attributable to both the expansion of FBR Capital Markets’ sales and trading platform and the increased volatility in the market due to the current economic environment. A decrease in FBR Capital Markets’ asset management activities reflect a decrease in base management fees (including mutual fund administrative fees) from $4.6 million for the three months ended March 31, 2008 to $2.4 million for the three months ended March 31, 2009. The decrease in management fees during the first quarter of 2009 reflects the effects of the decrease in average assets under management for the quarter compared to the quarter in the prior year. FBR Capital Markets’ total net assets under management were $1.2 billion at March 31, 2009, decreasing from $1.4 billion at December 31, 2008. Net assets under management decreased 14.3%, or $0.2 billion, during the first quarter reflecting the continued downturn in the equity markets. Variable expenses decreased $31.2 million, or 59.7%, which is attributable to reduced compensation expense and costs related to the decrease in net revenues. The decrease in fixed and other compensation expenses of $18.6 million reflects cost reduction initiatives which include a reduction in employees undertaken by FBR Capital Markets.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Net income increased from $45.1 million in the first quarter of 2008 to $101.6 million in the first quarter of 2009. Net income included the following results of operations by segment (dollars in thousands):

	For the quarter ended March 31,
	2009	2008
Capital markets	$(15,558)	$(10,981)
Principal investing	(12,537)	(20,150)
Other	—	(2,523)

Operating loss	(28,095)	(33,654)
Gain on extinguishment of debt, disposition of subsidiary, and other income, net	132,314	73,037

Income before income taxes and noncontrolling interest	104,219	39,383
Income tax provision (benefit)	9,555	(806)
Noncontrolling interest in losses of consolidated subsidiary	(6,900)	(4,913)

Net income attributable to FBR Group shareholders	$101,564	$45,102

The increase in net income attributable to FBR Group shareholders is primarily due to the $132.5 million gain on extinguishment of long-term debt in the first quarter of 2009.

The Company’s revenues, net of interest expense, decreased from $92.3 million in the first quarter of 2008 to $49.7 million in the first quarter of 2009 due to the changes in revenues and interest expense described below.

Revenues from our principal investment activities, net of related interest expense, totaled $2.4 million in the first quarter of 2009 as compared to $(6.3) million in the first quarter of 2008. The change in net revenues is primarily the result of the recognition of other-than-temporary impairment losses related to the Company’s MBS portfolio and a residual interest in a securitization of non-prime mortgage loans during the first quarter of 2008. No other-than-temporary impairments were recognized in the first quarter of 2009 related to MBS. Revenues from our principal investment activities included the following (dollars in thousands):

	For the quarter ended March 31,
	2009	2008
Net interest income	$2,378	$8,158
Net investment income (loss)—principal investing	6	(14,659)
Dividend income	—	206

	$2,384	$(6,295)

The components of net interest income from principal investing segment are summarized in the following table (dollars in thousands):

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
Mortgage-backed securities(1)	$108,558	$2,581	9.51%	$1,940,436	$23,096	4.76%
Other(2)		18			1,792

		2,599			24,888
Repurchase agreements	$79,947	(221)	(1.11)%	$1,760,734	(16,406)	(3.69)%
Derivative contracts(3)	—	—		—	(324)

	$79,947	(221)	(1.11)%	$1,760,734	(16,730)	(3.80)%

Net interest income/spread		$2,378	8.40%		$8,158	0.96%

(1)	The average balance and the yield/cost are calculated based upon the adjusted par value which includes the effects of any other-than-temporary impairments recorded by the Company. The yield based on unadjusted par value was 5.16% and 4.70% as of March 31, 2009 and 2008, respectively.
(2)	Includes interest income on cash and other miscellaneous interest-earning assets.
(3)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $5.8 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. This decrease in interest income was primarily due to a lower average balance on MBS portfolio.

The Company recognized net investment income of $6,000 during the first quarter 2009 compared to net investment loss of $14.7 million in the first quarter 2008. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	Three months ended March 31,
	2009	2008
Available for sale and cost method securities—other-than-temporary impairments	$(1,000)	$(9,311)
Loss from investments funds	—	(962)
Realized (losses) gains on sale of available for sale investments, net	(153)	3,051
Residual interest in a securitization—other-than-temporary impairments	—	(7,029)
Other net investment income (loss)	1,159	(408)

	$6	$(14,659)

Based upon the evaluation of its MBS portfolio for other-than-temporary impairment, the Company recorded no other-than-temporary impairment losses for the three months ended March 31, 2009 related to its MBS investments.

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded $1.0 million of other-than-temporary impairment losses during the three months ended March 31, 2009 as compared to $6.4 million for the same period in 2008.

Income from investment funds reflects the Company’s earnings from investments in proprietary investment partnerships and other managed investments.

Other net investment income primarily includes net gains and losses from the changes in the fair value of investments in our MBS portfolio.

Capital markets revenues, generated through FBR Capital Markets and its subsidiaries, decreased 52.1% from $104.1 million in the quarter ended March 31, 2008 to $49.9 million in the quarter ended March 31, 2009. This decrease was mainly attributable to a decrease in investment banking revenue, reflecting a substantially lower volume of capital raising activity and a decrease in advisory revenues. The lower volume of capital raising activity during 2009 reflects the continued effect that the dislocation in credit markets and a world-wide recession has had on U.S. equity markets and equity underwriting activity.

Principal investing interest revenue decreased 89.6% from $24.9 million in the first quarter of 2008 to $2.6 million in the first quarter of 2009. Net investment income increased from a loss of $14.7 million in the first quarter of 2008 to income of $6,000 in the first quarter of 2009. Decrease in interest income year over year was a result of the lower average balance in the MBS portfolio reflecting the Company’s plan to downsize the MBS portfolio in order to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of long-term debt.

Interest expense, related primarily to long-term debt issued through FBR TRS Holdings, decreased 88.2% from $23.7 million in the first quarter 2008 to $2.8 million in the first quarter 2009 as a result of a decrease in outstanding principal balances and lower LIBOR based interest rates associated with these floating rate borrowings.

Total non-interest expenses decreased 38.2% from $125.9 million in the first quarter 2008 to $77.8 million in the first quarter 2009. This decrease was caused by the fluctuations in non-interest expenses discussed below.

Compensation and benefits expense decreased 41.4% from $77.0 million in the first quarter 2008 to $45.1 million in the first quarter 2009. The decrease was primarily attributable to a decrease in variable compensation of $23.9 million as a result of decreased investment banking revenues as well as a 27% reduction in employees undertaken by FBR Capital Markets.

Professional services expense decreased 61.6% from $12.5 million in the first quarter 2008 to $4.8 million in the first quarter 2009 primarily due to decreased costs associated with the lower volume of investment banking transactions, a reduction in consultants associated with cost reduction initiatives, and a reduction in sub-advisory fees as a result of the decrease in average mutual funds under management.

Business development expenses decreased 51.2% from $12.3 million in the first quarter 2008 to $6.0 million in the first quarter 2009. This change is primarily due to a decrease in expenses associated with investment banking transactions as well as decreased costs associated with the PGA Tour’s FBR Open.

Clearing and brokerage fees decreased 8.3% from $3.6 million in the first quarter 2008 to $3.3 million in the first quarter 2009. The decrease during 2009 reflects cost reduction initiatives directed at reducing clearing and brokerage costs and the mix of equity and convertible securities trading volume.

Occupancy and equipment expense decreased 12.0% from $9.2 million in the first quarter 2008 to $8.1 million in the first quarter 2009. The decrease in expenses is attributable to the effects of cost reduction initiatives over the past year including decreased costs associated with technology upgrades during the first quarter of 2009 as compared to the same period in 2008.

Communications expense decreased 13.3% from $6.0 million in the first quarter 2008 to $5.2 million in the first quarter 2009. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past year including decreased costs related to market data and customer trading services.

The total income tax changed from a benefit of $0.8 million in the first quarter 2008 to a $9.6 million provision in the first quarter 2009. Our tax provision is mostly due to the discrete period reporting of the tax effects of the gain recognized from the extinguishment of trust preferred debt at FBR TRS Holdings. Our effective tax rate was (1.4)% in the first quarter 2008 as compared to 9.2% in the first quarter 2009. For the first quarter of 2009, our deferred tax assets continue to reflect a full valuation allowance as the Company believes it is more likely than not that the benefits will not be realized in the future.

Net loss attributable to the noncontrolling interest of consolidated subsidiary of $4.9 million represents minority interest holders’ share of losses of FBR Capital Markets for the first quarter 2008 as compared to $6.9 million for the first quarter 2009.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and lending activities, and for other general business purposes. In addition, regulatory requirements applicable to our broker-dealer subsidiaries require minimum capital levels for these entities. Our primary sources of funds for liquidity have historically consisted of short-term borrowings (e.g., commercial paper issued by Georgetown Funding, repurchase agreements and other short-term mortgage financing facilities), securitization financings, principal and interest payments on MBS and mortgage loans, dividends on equity securities, proceeds from sales of MBS and mortgage loans, internally generated funds, equity capital contributions and credit provided by banks, clearing brokers and affiliates of our principal clearing broker. Potential future sources of liquidity for us include existing cash balances, a substantial portion of which are held by FBR Capital Markets, shares of our subsidiary companies, borrowing capacity through margin accounts and repurchase agreements and future issuances of common stock, preferred stock or debt securities. As a result of the continued disruptions in the market, the availability of third-party sources of liquidity, including short-term commercial paper borrowings, was limited as of March 31, 2009.

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

Cash Flows

As of March 31, 2009, the Company’s cash and cash equivalents totaled $224.6 million, representing a net decrease in the balance of $30.1 million for the quarter ended March 31, 2009. The cash used in operating activities of $37.6 million was attributable primarily to a reduction in cash related to operating activities of FBR Capital Markets. The cash provided by investing activities of $1.1 billion relates primarily to proceeds from sales and principal receipts of MBS and proceeds from the maturity of U.S. Treasury bonds during the first quarter of 2009. The cash used in financing activities of $1.1 billion relates primarily to repayments of repurchase agreements used to finance a portion of the MBS sold and U.S. Treasury bonds that matured. Of the $224.6 million in cash and cash equivalents, $207.0 million was held by FBR Capital Markets. The Company’s use of the funds held by FBR Capital Markets and its subsidiaries is subject to approval by a majority of the disinterested directors serving on the FBR Capital Markets Board of Directors. We cannot guarantee that we will be able to access these funds. In addition, regulatory requirements applicable to FBR Capital Markets’ broker-dealer subsidiaries could also limit our ability to access funds held by FBR Capital Markets and its subsidiaries.

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreement. Excess cash is used to pay down short-term borrowings, and cash is provided by increasing short-term borrowings within the Company’s leverage policies. Additionally, MBS may be liquidated within relatively short time periods to provide additional liquidity.

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, long-term investments and securities held for trading purposes. As of March 31, 2009, liquid assets consisted primarily of cash and cash equivalents of $224.6 million, $207.0 million of which was held by FBR Capital Markets, and net investments in agency MBS of $1.8 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s total assets decreased from $1.6 billion at December 31, 2008 to $399.3 million as of March 31, 2009. The decrease in total assets reflects the effects of a decrease in the Company’s cash used to extinguish long term debt and a decrease of investments in MBS and U.S. Treasury bonds.

Long-term investments primarily consist of investments in marketable equity and non-public equity securities, and managed partnerships in which FBRIM, a subsidiary of FBR Capital Markets, serves as managing partner. Although our investments in hedge, private equity and venture capital funds are mostly illiquid, the underlying investments of such entities are, in the aggregate, mostly publicly traded, liquid equity and debt securities, some of which may be restricted due to contractual “lock-up” requirements.

As of March 31, 2009, our MBS portfolio, which was comprised primarily of agency MBS, had a fair value of $38.3 million. As of March 31, 2009, the weighted-average coupon of the portfolio was 5.92%.

The following table provides additional detail regarding the Company’s merchant banking and long-term investments as of March 31, 2009 (dollars in thousands):

Merchant Banking and Long-Term Investments

	March 31, 2009
	Number of Shares/Units	Cost/Adjusted Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities
Grubb & Ellis Company(2)	473,116	$586	$298
Maiden Holdings, Ltd	145,946	674	652

Total long-term investments, at fair value		$1,260	$950

Other long-term investments:
Merchant banking—non-marketable securities(1)
Cohen Financial(2)	112,892	$790	$790
Cypress Sharpridge Investments, Inc.(2)	179,200	1,792	1,792
Ellington Financial LLC(2)	1,438,750	21,581	21,581
Muni Funding of America, LLC(2)	750,000	750	750
Thunderbird Resorts, Inc.(2)	1,194,743	1,792	1,792
Other		975	975

Total merchant banking investments		$27,680	$27,680

Investment funds			13,344
Other investments			2,953

Total other long-term investments			$43,977

(1)	As of March 31, 2009, these shares cannot be traded in a public market (e.g., NYSE or NASDAQ) but may be sold in private transactions
(2)	Cost/adjusted basis reflects the effects of other-than-temporary impairment charges.

Sources of Funding

We believe that our existing cash balances, net investments in agency MBS, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. As a result of the continued disruptions in the market, availability in third-party sources of liquidity was limited as of March 31, 2009.

As of March 31, 2009, the Company’s liabilities totaled $152.0 million. In addition to trading account securities sold short and other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long term debentures issued through our wholly-owned subsidiary, FBR TRS Holdings. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature in 24 to 26 years, and are redeemable, in whole or in part, without penalty, currently or within two years. As of March 31, 2009, we had $50.0 million of long-term corporate debt, and the weighted average interest rate on these securities was 3.78%.

During the three months ended March 31, 2009, the Company extinguished $201.7 million of long-term debt at a gain of $132.5 million and further reduced its MBS portfolio by $97.2 million at a gain of $1.3 million, substantially completing the current phase of the strategy announced on October 23, 2008.

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

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings (dollars in thousands):

	March 31, 2009	December 31, 2008
Outstanding balance	$26,194	$1,063,040
Weighted-average rate	0.70%	0.44%
Weighted-average term to maturity	27.0 days	14.3 days

Regulatory Capital

FBR Capital Markets’ subsidiaries, FBCM & Co. and FBRIS, as U.S. broker-dealers, are registered with the SEC and are members of the FINRA. Additionally, FBRIL, a U.K. broker-dealer, also a subsidiary of FBR Capital Markets, is registered with the FSA. As such, they are subject to the minimum net capital requirements promulgated by the SEC and FSA. As of March 31, 2009, FBCM & Co. had total regulatory net capital of $59.7 million, which exceeded its required net capital of $3.1 million by $56.6 million. In addition, FBRIS and FBRIL had regulatory capital as defined in excess of required amounts. Regulatory net capital requirements increase when the broker-dealers are involved in underwriting activities based upon a percentage of the amount being underwritten.

Dividends

During the three month period ended March 31, 2009, no dividends were declared or paid. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. No dividends were declared or paid during 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our investments in mortgage-backed securities and equity investments. Except for trading securities held by FBCM & Co., none of the investments mentioned in this section, Item 3, is held for trading purposes.

Credit Risk

We are also exposed to mortgage credit risk related to our MBS portfolio. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage or an issuer will fail to make timely payments on a security we own, exposing us to the risk of credit losses and credit-related expenses. While the agency MBS has less credit risk due to the guarantee by U.S. government, we have increased credit risk related to our private-label MBS. To mitigate the credit risk in private-label MBS, we invest in private-label MBS with credit enhancements which reduce the exposure. However, the continued deterioration in the housing market, coupled with the increasing mortgage loan delinquencies and credit loses in the U.S. mortgage market may not prevent us from incurring losses and negatively affecting our financial position.

Interest Rate Risk

Leveraged MBS

The Company is primarily subject to interest-rate risk as a result of its principal investment activities. Through its principal investment activities, the Company primarily invests in MBS and finances those investments with repurchase agreements which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company historically hedged a portion of its exposure to interest rate fluctuations primarily through the use of interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The Company held no such hedging instruments as of March 31, 2009.

The Company’s primary risk is related to changes in both short and long-term interest rates, which affect the Company in several ways. As interest rates increase, the market value of the MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. If interest rates decline, the reverse is true for MBS.

The table that follows shows the expected change in fair value for the Company’s current MBS under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at March 31, 2009.” Management’s estimate of change in value for MBS are based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 2.03% in a rising interest rate environment and 1.41% in a declining interest rate environment.

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

	Value at March 31, 2009
		100 Basis Point Increase in Interest Rates	Percent Change	100 Basis Point Decrease in Interest Rates	Percent Change
Assets
Mortgage-backed securities	$38,347	$37,570	(2.03)%	$38,887	1.41%
Other	360,923	360,923	—	360,923	—

Total assets	$399,270	$398,493	(0.19)%	$399,810	0.14%

Liabilities
Repurchase agreements	$26,194	$26,194	—	$26,194	—
Other	125,779	125,779	—	125,779	—

Total liabilities	151,973	151,973	—	151,973	—
Equity	247,297	246,520	(0.31)%	247,837	0.22%

Total liabilities and equity	$399,270	$398,493	(0.19)%	$399,810	0.14%

Book value per share—FBR Group shareholders’ equity	$0.79	$0.79	(0.64)%	$0.79	0.44%

Book value per share—total equity	$1.61	$1.60	(0.31)%	$1.61	0.22%

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

Equity Price Risk

The Company is exposed to equity price risk as a result of its investments in marketable equity securities, equity method investments, and trading securities. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to project exactly what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of March 31, 2009 (dollars in thousands, except per share amounts).

	Value at March 31, 2009
		10% Increase in Price	Percent Change	10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$950	$1,045	10.00%	$855	(10.00)%
Equity method investments	43,977	48,375	10.00%	39,579	(10.00)%
Trading securities-equities	30,773	33,850	10.00%	27,696	(10.00)%
Other	323,570	323,570	—	323,570	—

Total assets	$399,270	$406,840	1.90%	$391,700	(1.90)%

Liabilities	$151,973	$151,973	—	$151,973	—

Equity
Common stock	1,590	1,590	—	1,590	—
Paid-in-capital	1,499,802	1,499,802	—	1,499,802	—
Accumulated other comprehensive loss	(230)	(135)	(41.30)%	(325)	41.30%
Accumulated deficit	(1,379,457)	(1,375,212)	(0.31)%	(1,383,702)	0.31%
Noncontrolling interest	125,592	128,822	2.57%	122,362	(2.57)%

Total equity	247,297	254,867	3.06%	239,727	(3.06)%

Total liabilities and equity	$399,270	$406,840	1.90%	$391,700	(1.90)%

Book value per share—FBR Group shareholders’ equity	$0.79	$0.82	3.57%	$0.76	(3.57)%

Book value per share—total equity	$1.61	$1.66	3.06%	$1.56	(3.06)%

Except to the extent that the Company sells its marketable equity securities or other long-term investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect the Company’s earnings. However, an increase or decrease in the value of equity method investments and trading securities will directly affect the Company’s earnings.

Item 4.	Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2009, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the effect of demand for public offerings, activity in the secondary securities markets, interest rates, interest spreads and mortgage prepayment speeds, the risks associated with merchant banking investments, available technologies, competition for business and personnel and general economic, political and market conditions. We will not necessarily update the information presented in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business, see our Annual Report on Form 10-K for the year ended December 31, 2008, including the section entitled “Risk Factors” in that report, and any other reports or documents we file with the SEC from time to time.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On April 7, 2009, the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (Bankruptcy Court) entered a final order (Final Order) approving the Company’s completed settlement agreement with the Trustee of the First NLC bankruptcy estate. The settlement agreement with the Trustee releases all claims that the Trustee or the bankruptcy estate of First NLC may have against the Company and its officers, directors, employees and affiliates in exchange for the payment by the Company of approximately $4.0 million, which the Company accrued for as of December 31, 2008. Under the settlement agreement, the Company and each of the officers, directors, employees and affiliates released all claims against the Trustee and the First NLC bankruptcy estate. The Company remitted the settlement payment on April 20, 2009 following the Final Order.

Item 1A.	Risk Factors

As of March 31, 2009, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

Exhibit Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Friedman, Billings, Ramsey Group, Inc.

By:	/S/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer)

Date: May 7, 2009

EXHIBIT INDEX

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