Form 10-Q
period 2009-06-30
Arlington Asset Investment Corp.
filed 2009-08-10
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-50230

ARLINGTON ASSET INVESTMENT CORP.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2009:

Title	Outstanding
Class A Common Stock	147,658,885 shares
Class B Common Stock	11,322,293 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$36,831	$254,653
Receivables:
Interest	802	1,378
Other	199	32,571
Investments:
Mortgage-backed securities, at fair value	149,298	594,294
U.S. Treasury bonds, at fair value	—	550,000
Equity investments, at fair value	71,280	—
Trading securities, at fair value	—	17,954
Long-term and other investments	4,148	54,976
Derivative assets, at fair value	—	264
Intangible assets, net	—	8,943
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $319 and $40,265, respectively	34	24,442
Prepaid expenses and other assets	6,995	20,816

Total assets	$269,587	$1,560,291

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$94,738	$1,063,040
Trading account securities sold, but not yet purchased, at fair value	—	8,325
Derivative liabilities, at fair value	—	56
Interest payable	483	2,064
Accrued compensation and benefits	7,175	47,259
Due to clearing broker	—	3,009
Accounts payable, accrued expenses and other liabilities	23,740	38,925
Long-term debt	51,775	254,357

Total liabilities	177,911	1,417,035

Commitments and Contingencies (Note 7)
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 147,661,632 and 147,645,301 shares issued and outstanding, respectively	1,477	1,476
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 11,322,293 and 11,571,670 shares issued and outstanding, respectively	113	116
Additional paid-in capital	1,502,911	1,493,130
Accumulated other comprehensive loss, net of taxes	(1,211)	(118)
Accumulated deficit	(1,411,614)	(1,481,021)

Total Arlington Asset shareholders’ equity	91,676	13,583
Noncontrolling interest	—	129,673

Total equity	91,676	143,256

Total liabilities and equity	$269,587	$1,560,291

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues:
Capital markets	$31,171	$52,993
Principal investment:
Interest	1,282	22,842
Net investment loss	(3,989)	(5,542)
Dividends	108	133
Other	—	902

Total revenues	28,572	71,328
Interest expense	582	21,858

Revenues, net of interest expense	27,990	49,470

Non-Interest Expenses:
Compensation and benefits	25,594	53,970
Professional services	7,224	10,492
Business development	7,142	6,812
Clearing and brokerage fees	2,653	3,393
Occupancy and equipment	5,374	8,580
Communications	3,637	6,255
Other operating expenses	3,611	7,055

Total non-interest expenses	55,235	96,557

Operating loss	(27,245)	(47,087)

Other Income (Loss):
Loss on subsidiary share transactions	(9,776)	(189)
Other loss	(4)	(3)

Loss before income taxes	(37,025)	(47,279)
Income tax benefit	(310)	(9,974)

Net loss	(36,715)	(37,305)
Less: Net loss attributable to the noncontrolling interest of consolidated subsidiary	(4,558)	(12,254)

Net loss attributable to Arlington Asset shareholders	$(32,157)	$(25,051)

Basic loss per share attributable to Arlington Asset	$(0.21)	$(0.17)

Diluted loss per share attributable to Arlington Asset	$(0.21)	$(0.17)

Weighted average shares outstanding:
Basic (in thousands)	153,912	150,948

Diluted (in thousands)	153,912	150,948

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Revenues:
Capital markets	$81,075	$157,072
Principal investment:
Interest	3,881	47,694
Net investment loss	(3,983)	(20,201)
Dividends	108	339
Other	—	2,356

Total revenues	81,081	187,260
Interest expense	3,346	45,508

Revenues, net of interest expense	77,735	141,752

Non-Interest Expenses:
Compensation and benefits	70,731	130,924
Professional services	11,993	22,959
Business development	13,123	19,106
Clearing and brokerage fees	5,950	7,023
Occupancy and equipment	13,479	17,769
Communications	8,864	12,273
Other operating expenses	8,936	12,439

Total non-interest expenses	133,076	222,493

Operating loss	(55,341)	(80,741)

Other Income (Loss):
Loss on subsidiary share transactions	(9,912)	(189)
Gain on extinguishment of long-term debt	132,453	—
Other (loss) income	(7)	73,034

Income (loss) before income taxes	67,193	(7,896)
Income tax provision (benefit)	9,245	(10,780)

Net income	57,948	2,884
Less: Net loss attributable to the noncontrolling interest of consolidated subsidiary	(11,459)	(17,167)

Net income attributable to Arlington Asset shareholders	$69,407	$20,051

Basic earnings per share attributable to Arlington Asset	$0.45	$0.13

Diluted earnings per share attributable to Arlington Asset	$0.45	$0.13

Weighted average shares outstanding:
Basic (in thousands)	153,135	150,869

Diluted (in thousands)	153,551	151,345

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balances, December 31, 2007	139,266,465	$1,393	12,616,249	$126	$1,468,801	$(13,071)	$(1,063,558)	$243,061	$636,752

Net loss	—	—	—	—	—	—	(417,463)	(86,867)	(504,330)	$(504,330)
Conversion of Class B shares to Class A shares	1,044,579	10	(1,044,579)	(10)	—	—	—	—	—	—
Issuance of Class A common stock	7,867,619	78	—	—	432	—	—	—	510	—
Forfeitures of Class A common stock	(414,042)	(3)	—	—	(1,736)	—	—	—	(1,739)	—
Repurchase of Class A common stock	(119,320)	(2)	—	—	(46)	—	—	—	(48)	—
Stock compensation expense for stock options	—	—	—	—	108	—	—	—	108	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	14,408	—	—	—	14,408	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	11,163	—	—	—	11,163	—
Net decrease in equity related to subsidiary stock compensation transactions	—	—	—	—	—	—	—	(26,430)	(26,430)	—
Other comprehensive income:
Net change in unrealized loss on available-for-sale investment securities, (net of taxes of -0-)	—	—	—	—	—	(227)	—	(91)	(318)	(318)
Net change in unrealized gain on cash flow hedges (net of taxes of $-0-)	—	—	—	—	—	13,180	—	—	13,180	13,180

Comprehensive loss										$(491,468)

Balances, December 31, 2008	147,645,301	$1,476	11,571,670	$116	$1,493,130	$(118)	$(1,481,021)	$129,673	$143,256
Net income (loss)	—	—	—	—	—	—	69,407	(11,459)	57,948	$57,948
Conversion of Class B shares to Class A shares	249,377	3	(249,377)	(3)	—	—	—	—	—	—
Issuance of Class A common stock	36,318	—	—	—	364	—	—	—	364	—
Forfeitures of Class A common stock	(269,364)	(2)	—	—	(178)	—	—	—	(180)	—
Stock compensation expense for stock options	—	—	—	—	23	—	—	—	23	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	4,514	—	—	—	4,514	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	5,058	—	—	—	5,058	—
Elimination of noncontrolling interest resulting from sale of majority stake in subsidiary	—	—	—	—	—	—	—	(118,269)	(118,269)	—
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(1,093)	—	55	(1,038)	(1,038)

Comprehensive income										$56,910

Balances, June 30, 2009	147,661,632	$1,477	11,322,293	$113	$1,502,911	$(1,211)	$(1,411,614)	$—	$91,676

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$57,948	$2,884
Non-cash items included in net income:
Gain on extinguishment of long-term debt	(132,453)	—
Net investment loss from investments, mortgage-backed securities, incentive allocations and fees	4,872	23,542
Depreciation and amortization	4,718	5,033
Gain on disposition of subsidiary	—	(73,040)
Other	22,781	10,933
Changes in operating assets:
Receivables:
Interest	139	(12)
Other	(1,037)	(1,242)
Due from/to clearing broker	(7,132)	(19,580)
Trading securities, at fair value	(26,517)	2,079
Prepaid expenses and other assets	4,104	8,474
Changes in operating liabilities:
Trading account securities sold but not yet purchased, at fair value	12,339	53
Accounts payable, accrued expenses and other liabilities	5,138	(21,052)
Accrued compensation and benefits	(15,350)	(5,172)

Net cash used in operating activities	(70,450)	(67,100)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(140,118)	(1,891,573)
Receipt of principal payments on mortgage-backed securities	10,398	137,063
Proceeds from sales of mortgage-backed securities	574,343	403,459
Proceeds from U.S. treasury bond maturities	550,000	—
Purchases of long-term investments	—	(6,899)
Proceeds from sales of and distributions from long-term investments	12,575	21,413
Deconsolidation of FBR Capital Markets cash balance	(122,752)	—
Other	(864)	(2,335)

Net cash provided by (used in) investing activities	883,582	(1,338,872)

Cash flows from financing activities:
Repayments of long-term debt	(68,769)	(970)
(Repayments of) proceeds from repurchase agreements, net	(968,302)	1,131,946
Repurchase of subsidiary stock	(73,011)	—
Proceeds from subsidiary stock transactions	79,128	576

Net cash (used in) provided by financing activities	(1,030,954)	1,131,552

Net decrease in cash and cash equivalents	(217,822)	(274,420)
Cash and cash equivalents, beginning of period	254,653	692,360

Cash and cash equivalents, end of period	$36,831	$417,940

Supplemental Cash Flow Information:
Cash payments for interest	$3,432	$42,309
Cash payments for taxes	1,223	646

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman, Billings, Ramsey Group, Inc. (FBR Group), and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three- and six-months ended June 30, 2009 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with (i) the Company’s audited consolidated financial statements and notes thereto included in Annual Report on Form 10-K for the year ended December 31, 2008; (ii) FBR Capital Markets Corporation’s unaudited condensed consolidated financial statements and notes thereto included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; and (iii) FBR Capital Markets Corporation’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

Prior to May 20, 2009, the Company consolidated the results of its former subsidiary, FBR Capital Markets Corporation (FBR Capital Markets) because the Company’s wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holdings), owned approximately 56% of the outstanding shares of FBR Capital Markets’ common stock. The Company liquidated 16,667,000 and 1,500,000 shares of FBR Capital Markets common stock on May 20, and June 19, 2009, respectively, resulting in remaining holdings representing an approximately 39% and 24% interest in FBR Capital Markets, respectively. The sale of 16,667,000 shares on May 20, 2009 was to FBR Capital Markets. As a result, effective May 20, 2009, the Company no longer had majority control of FBR Capital Markets and therefore, deconsolidated the results of FBR Capital Markets’ activities in preparing the Company’s unaudited condensed consolidated financial statements.

Historically, the Company has conducted its business within four reportable segments: capital markets, asset management, principal investing and mortgage banking operations. In January 2008, as a result of the filing of a voluntary petition for bankruptcy protection by First NLC Financial Services, LLC (First NLC), the Company deconsolidated First NLC, which included the origination and sale of non-conforming residential mortgage loans and was previously reported as the mortgage banking segment. Due to organizational changes effective January 1, 2009, the Company’s chief operating decision maker reviews financial information within two reportable segments: capital markets and principal investing. The capital markets segment includes the operations of FBR Capital Markets and its subsidiaries, and includes the asset management and principal investing operations by FBR Capital Markets, which were previously reported separately. Accordingly, as of January 1, 2009, the Company has reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in Statement of Financial Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result of the Company’s sale of its majority ownership interest in and resulting deconsolidation of FBR Capital Markets on May 20, 2009, the capital markets segment will no longer be a reportable segment in subsequent periods.

On January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Accordingly, the Company reclassified its noncontrolling interest in its former subsidiary, FBR Capital Markets, as a component of equity in the consolidated financial statements for the applicable periods.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company bases its estimates and assumptions on historical experience, when available, market information and on various other factors that it believes to be reasonable under the circumstances, management exercises significant judgment in the final determination of its estimates. Actual results may differ materially from those estimates.

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

Trading securities and trading account securities sold but not yet purchased, at fair value—Historically, the Company’s trading securities and trading account securities sold but not yet purchased, at fair value, were securities owned or sold by FBR Capital Markets’ broker-dealer subsidiaries and consisted of marketable and non-public equity and convertible debt securities. The Company classified marketable equity securities within Level 1 of the fair value hierarchy if quoted market prices were used to value the securities. Convertible debt securities were generally classified within Level 2 of the fair value hierarchy as they were valued using quoted market prices provided by a broker or dealer, or alternative pricing services that provided a reasonable level of price transparency. Non-public equity and debt securities were classified within Level 3 of the fair value hierarchy if enterprise values were used to value the securities. In determining the enterprise value, the Company relied on FBR Capital Markets’ management and its analysis of various financial, performance and market factors to estimate the value, including where applicable market trading activity, which were sometimes reported by The PORTAL MarketSM, a subsidiary of The NASDAQ Stock Market, Inc.

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

Equity investments, at fair value—The Company’s equity investments, at fair value, consist of its investment in FBR Capital Markets which is classified within Level 1 of the fair value hierarchy as it is valued using quoted market prices. With the sale of FBR Capital Markets stock on May 20, 2009 and resulting deconsolidation, the Company elected to adopt the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (SFAS 159) to its remaining investment in FBR Capital Markets stock. In accordance with the provisions of SFAS 159, the Company records unrealized gains and losses resulting from the change in the fair value of FBR Capital Markets stock in earnings, as a component of investment income or loss, in the respective reporting period.

Other—Cash and cash equivalents, restricted cash, interest receivable, reverse repurchase agreements, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short-term nature of these instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$36,831	$36,831	$254,653	$254,653
Non-interest bearing receivables	199	199	32,571	32,571
MBS	149,298	149,298	594,294	594,294
U.S. Treasury bonds	—	—	550,000	550,000
Trading securities	—	—	9,629	9,629
Equity, long-term and other investments	75,428	75,428	54,976	54,976
Derivative assets	—	—	264	264

Financial liabilities:
Repurchase agreements	94,738	94,738	1,063,040	1,063,040
Long-term debt	51,775	31,775	254,357	254,357
Derivative liabilities	—	—	56	56

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments accounted for under SFAS 157 as of June 30, 2009 and December 31, 2008. As required by SFAS 157, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency	$119,354	$—	$119,354	$—
Other private label	29,944	—	—	29,944

Total	149,298	—	119,354	29,944
Equity investments, at fair value:
FBR Capital Markets	71,280	71,280	—	—

Long-term investments, at fair value:
Marketable equity securities	189	189	—	—

Total	$220,767	$71,469	$119,354	$29,944

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $29,944, or 11.11% of the Company’s total assets as of June 30, 2009.

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

Level 3 Financial Assets and Liabilities

Items Measured at Fair Value on a Recurring Basis

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009
	MBS	Long-Term Investments	Other	Total
Beginning balance, April 1, 2009	$10,394	$—	$3,038	$13,432
Total net gains (losses) (realized/unrealized)
Included in earnings	177	—	(3)	174
Included in other comprehensive income	42	—	—	42
Net Transfers In	—	—	—	—
Purchases, issuances, settlements, and principal payoffs, net	19,331	—	(137)	19,194
Deconsolidation of FBR Capital Markets	—	—	(2,898)	(2,898)

Ending balance, June 30, 2009	$29,944	$—	$—	$29,944

The amount of total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$177	$—	$—	$177

	Three Months Ended June 30, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance, April 1, 2008	$7,660	$11,076	$42,640	$61,376
Total net losses (realized/unrealized)
Included in earnings	(3,004)	(1,924)	(1,480)	(6,408)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, settlements, and principal payoffs, net	(22)	(1,321)	(24,698)	(26,041)

Ending balance, June 30, 2008	$4,634	$7,831	$16,462	$28,927

The amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(3,004)	$(1,912)	$(1,157)	$(6,073)

	Six Months Ended June 30, 2009
	MBS	Long-Term Investments	Other	Total
Beginning balance, January 1, 2009	$65,886	$—	$3,207	$69,093
Total net gains (losses) (realized/unrealized)
Included in earnings	1,829	—	(117)	1,712
Included in other comprehensive income	42	—	—	42
Net Transfers In	—	—	—	—
Purchases, issuances, settlements, and principal payoffs, net	(37,813)	—	(192)	(38,005)
Deconsolidation of FBR Capital Markets	—	—	(2,898)	(2,898)

Ending balance, June 30, 2009	$29,944	$—	$—	$29,944

The amount of total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$620	$—	$—	$620

	Six Months Ended June 30, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance, January 1, 2008	$10,638	$19,049	$18,567	$48,254
Total net losses (realized/unrealized)
Included in earnings	(5,769)	(9,457)	(2,117)	(17,343)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, settlements, and principal payoffs, net	(235)	(1,761)	12	(1,984)

Ending balance, June 30, 2008	$4,634	$7,831	$16,462	$28,927

The amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(5,769)	$(9,319)	$(1,908)	$(16,996)

Gains and losses included in earnings for the three and six months ended June 30, 2009 are reported in the following income statement line descriptions as follows:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Principal investment—Net investment income (loss)	Capital markets	Principal investment—Net investment income (loss)	Capital markets
Total gains (losses) included in earnings for the period	$177	$(3)	$1,829	$(117)

Change in unrealized gains relating to assets still held at reporting date	$177	$—	$620	$—

Items Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. For the three months ended June 30, 2009 and 2008, there were no changes to the carrying value of these financial assets. For the three months ended March 31, 2009 and 2008, the Company recognized the following change in carrying value of those assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at March 31, 2009				Three months ended March 31, 2009
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$—	$—	$—	$—	$(1,000)

	Fair Value Measurements at March 31, 2008				Three months ended March 31, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$12,984	$—	$—	$12,984	$(6,431)

Mortgage-Backed Securities, at Fair Value

Mortgage-backed securities, at fair value(1) (2), consisted of the following as of the dates indicated:

	June 30, 2009	December 31, 2008
Fannie Mae	$116,039	$528,408
Freddie Mac	3,315	65,886
Private-label	29,944	—

	$149,298	$594,294

(1)

The Company’s MBS portfolio is primarily comprised of agency MBS. The weighted-average coupon of the available-for-sale portfolio at June 30, 2009 and December 31, 2008 was 5.59% and 2.44%, respectively.

(2)	As of June 30, 2009 and December 31, 2008, $99,771 and $568,493, respectively, each representing fair value of the Company’s MBS investments were pledged as collateral for repurchase agreements.

Equity investments, at Fair Value

Equity investments, at fair value, consisted of the following as of the dates indicated:

	June 30, 2009	December 31, 2008
FBR Capital Markets(1)	$71,280	$—

(1)	The fair value is based on the closing price of $4.70 at June 30, 2009.

Long-Term and Other Investments

The Company’s long-term and other investments consist of marketable equity investments, which are valued at fair value on a recurring basis and other long-term investments, which are fair valued on a non-recurring basis. The Company’s long-term and other investments consisted of the following as of the dates indicated:

	June 30, 2009	December 31, 2008
Long-term marketable equity investments	$189	$1,043
Non-public equity securities	2,409	38,203
Preferred equity investment	—	1,000
Investments funds	1,550	14,730

	$4,148	$54,976

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

	June 30, 2009
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$150,405	$50	$(1,157)	$149,298
Marketable equity securities	293	—	(104)	189

	$150,698	$50	$(1,261)	$149,487

(1)	The amortized cost of MBS includes unamortized net discounts of $10,471 at June 30, 2009.

	December 31, 2008
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$594,286	$8	$—	$594,294
Marketable equity securities	1,260	—	(217)	1,043

	$595,546	$8	$(217)	$595,337

(1)	The amortized cost of MBS includes no unamortized premiums/discounts at December 31, 2008.

The following table provides further information regarding the duration of unrealized losses as of June 30, 2009:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$120,249	$(1,157)	$119,092	$—	$—	$—
Marketable equity securities	293	(104)	189	—	—	—

	$120,542	$(1,261)	$119,281	$—	$—	$—

The Company recorded no other-than-temporary impairments on MBS investments during the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, the Company recorded other-than-temporary impairment losses of $3,304 and $6,184, respectively, related to continued deterioration in credit quality on certain MBS investments with an original cost basis of $67,345.

For the three and six months ended June 30, 2009 and 2008, the Company recorded no other-than-temporary impairment losses on marketable equity securities. The Company does not consider the remaining marketable equity securities in unrealized loss positions as of June 30, 2009 to be other-than-temporarily impaired considering the limited severity and duration of these unrealized losses and/or the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for forecasted recovery of the cost basis. During the three and six months ended June 30, 2008, the Company also recognized other-than-temporary impairment losses of $1,611 and $8,640, respectively, in a residual interest in a securitization of non-prime mortgage loans.

For investments carried at cost, at each reporting date, the Company evaluates its portfolio of such investments for impairment, including consideration of the severity and duration of factors affecting the fair value of these investments. The Company recorded no other-than-temporary impairment losses during the three months ended June 30, 2009 and 2008. During the three months ended March 31, 2009 and 2008, the Company recorded other-than-temporary impairment losses of $1,000 and $6,431, respectively, in the consolidated statements of operations, reflecting the Company’s evaluation of the estimated fair value of private equity investments with a cost basis of $1,000 and $19,415, respectively.

During the three months ended June 30, 2009, the Company received $26,295 from sales of MBS, resulting in no gains and gross losses of $83, and received $731 from sales of marketable equity securities, resulting in gross gains of $56 and no losses. During the three months ended June 30, 2008, the Company received $331,218 from sales of MBS, resulting in gross gains and losses of $285 and $84, respectively, and received $10,709 from sales of marketable equity securities, resulting in gross gains of $1,082 and no losses.

During the six months ended June 30, 2009, the Company received $574,343 from sales of MBS, resulting in gross gains and losses of $1,347 and $1,583, respectively, and received $731 from sales of marketable equity securities, resulting in gross gains of $56 and no gross losses, respectively. During the six months ended June 30, 2008, the Company received $403,459 from sales of MBS, resulting in gross gains and losses of $357 and $84, respectively, and received $19,065 from sales of marketable equity securities, resulting in gross gains of $1,483 and no gross losses, respectively.

3.	Borrowings:

Repurchase Agreements

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	June 30, 2009	December 31, 2008
Outstanding balance	$94,738	$1,063,040
Value of assets pledged as collateral:
Agency mortgage-backed securities	99,771	528,111
Non-agency mortgage-backed securities	—	40,381
U.S. Treasury bonds	—	550,000
Weighted-average rate	0.54%	0.44%
Weighted-average term to maturity	44.0 days	14.3 days

	June 30, 2009	June 30, 2008
Weighted-average outstanding balance during the three months ended	$55,513	$2,337,360
Weighted-average rate during the three months ended	0.56%	2.68%
Weighted-average outstanding balance during the six months ended	$155,742	$2,051,122
Weighted-average rate during the six months ended	0.70%	3.11%

As of June 30, 2009, the Company had no amount at risk greater than 10% of equity. As of December 31, 2008, the amount at risk related to $334,908 of repurchase agreements with Barclays Capital Inc. was $28,069, or 19.59% of the Company’s equity with a weighted average maturity of 26 days.

Long-term Debt

As of June 30, 2009 and December 31, 2008, the Company had $50,000 and $251,689, respectively, of outstanding long-term debt issued by FBR TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month London Interbank Offer Rate (LIBOR) plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.82% and 5.65% as of June 30, 2009 and December 31, 2008, respectively. These borrowings mature between 2033 and 2035, and are redeemable, in whole or in part, without penalty, currently or in 2010. During the three months ended June 30, 2009, the Company did not issue additional long-term debentures.

4.	Income Taxes:

Prior to January 1, 2009, FBR Group was organized and operated in a manner that allowed it to qualify as a real estate investment trust (REIT) for tax purposes. As a REIT, FBR Group was not subjected to federal income tax on earnings distributed to its shareholders. The Company filed a notification with the Internal Revenue Service to revoke its REIT status as of January 1, 2009. As a result, income generated at the parent company level, along with all of its consolidated subsidiaries, will be subject to federal, state and local income taxes for 2009 and future tax years at regular corporate tax rates, to the extent that it is not offset by net operating loss carry-forwards (NOLs) and net capital loss carry-forwards (NCLs).

The total income tax provision (benefit) recorded for the three and six months ended June 30, 2009 was ($310) and $9,245, respectively. The total income tax benefit recorded for the three and six months ended June 30, 2008 was $9,974 and $10,780, respectively. The Company generated pre-tax book loss of $45,405 and $36,999 in the three months ended June 30, 2009 and 2008, respectively. In the six months ending June 30, 2009 and 2008, respectively, the Company generated pre-tax book income of $58,813 and $21,456. Note that the 2008 figures reported include only the former taxable REIT subsidiaries, including FBR TRS Holdings and FBR Capital Markets.

The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 was 15.7% and (50.2%), respectively. The effective tax rate for the six months ended June 30, 2008 represents tax only on the former taxable REIT subsidiaries. The effective tax rate during these periods differed from statutory tax rates primarily due to the full valuation allowance on the tax benefit of the book losses incurred in the current period, recognition of FIN 48 liability, and the expected tax liability related to domestic operations due to projected taxable income for 2009 that will be subject to alternative minimum tax. The effective tax rate for the six months ended June 30, 2008 differed from statutory tax rates due to the effects of SFAS No. 123(R), “Share-Based Payment” (SFAS 123R), as restricted stock awards vested at share prices lower than original grant date prices. The Company expects to realize a portion of the tax benefits of the federal and state net NOLs in 2009, which are reflected in the Company’s projected effective tax rate for the year. The Company will continue to provide a valuation allowance against the other deferred tax assets since the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), effective January 1, 2007. Adoption of FIN 48 did not have a material effect on the consolidated financial statements. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company has recorded a liability for unrecognized tax benefits related to the recognition of income between members of the consolidated group. The Company has reclassified $1,898 of payable related to prior tax years as a FIN 48 reserve. As of June 30, 2009, the total amount of FIN 48 reserve was $9,158. The Company continues to record interest and penalties in other expenses/other income in the statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial.

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

	Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	153,912	153,912	150,948	150,948
Stock options and unvested restricted stock (in thousands)	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	153,912	153,912	150,948	150,948

Net loss applicable to common stock	$(32,157)	$(32,157)	$(25,051)	$(25,051)

Loss per common share	$(0.21)	$(0.21)	$(0.17)	$(0.17)

	Six Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	153,135	153,135	150,869	150,869
Stock options and unvested restricted stock (in thousands)	—	416	—	476

Weighted average common and common equivalent shares outstanding (in thousands)	153,135	153,551	150,869	151,345

Net income applicable to common stock	$69,407	$69,407	$20,051	$20,051

Earning per common share	$0.45	$0.45	$0.13	$0.13

As of June 30, 2009 and 2008, there were 206,239 and 756,779 of options to purchase shares of common stock outstanding, respectively. See Note 8 for additional information regarding outstanding restricted stock.

6.	Investment in FBR Capital Markets:

As discussed above, the Company historically consolidated the results of operations of its former subsidiary, FBR Capital Markets because the Company’s wholly-owned subsidiary, FBR TRS Holdings, owned approximately 56% of the outstanding shares of FBR Capital Markets’ common stock. The Company liquidated 16,667,000 and 1,500,000 shares of FBR Capital Markets common stock on May 20, and June 19, 2009, respectively, resulting in remaining holdings representing an approximately 39% and 24% interest in FBR Capital Markets, respectively. As a result, effective May 20, 2009, the Company no longer had majority control of FBR Capital Markets and therefore, deconsolidated the results of FBR Capital Markets’ activities in preparing the Company’s consolidated financial statements. The Company recorded $9,776 of losses related to the sales of FBR Capital Markets stock and $4,026 of losses related to the fair value measurement of the remaining shares during the quarter ended June 30, 2009. As previously discussed, with the sale of FBR Capital Markets stock on May 20, 2009 and resulting deconsolidation, the Company elected to adopt the provisions of SFAS 159 to apply fair value accounting for the remaining shares of its FBR Capital Markets stock. In accordance with the provisions of SFAS 159, the Company records unrealized gains and losses resulting from the change in the fair value of FBR Capital Markets stock in earnings, as a component of investment income or loss, in the respective reporting period. The provisions of SFAS 159, paragraph 18f require a disclosure of summarized financial information of FBR Capital Markets in the Company’s consolidated financial statements in accordance with paragraph 20d of APB Opinion No. 18. The table below presents summarized financial information of FBR Capital Markets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
FBR Capital Markets’ statement of operations data:
Total revenues	$47,328	$52,993	$97,231	$157,072
Revenues, net of interest expense	47,328	50,488	96,979	154,534
Loss before income taxes	(21,640)	(35,223)	(37,198)	(46,204)
Net loss	(21,744)	(25,249)	(37,911)	(35,423)

The sale of 16,667,000 shares on May 20, 2009 was to FBR Capital Markets in accordance with the terms of a Stock Repurchase Agreement entered into in May 2009. In connection with the Stock Repurchase Agreement, the Company and FBR Capital Markets have also agreed that FBR Capital Markets has no additional payment obligations with respect to the FBR Open Golf Tournament (FBR Open). Accordingly, the Company recorded $5,515 related to the remaining obligations on the FBR Open during the three months ended June 30, 2009.

On January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.” This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Noncontrolling interest (formerly reported as minority interest) represents shares of common stock of FBR Capital Markets held by third-party investors. Accordingly, the Company reclassified its noncontrolling interest in its former subsidiary, FBR Capital Markets, as a component of equity in the consolidated financial statements for the applicable periods.

7.	Commitments and Contingencies:

Litigation

Except as described below, as of June 30, 2009, the Company was not a defendant or a plaintiff in any lawsuits or arbitrations or involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its businesses. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Shareholders’ Derivative Actions

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski. The Company was named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. The Company’s Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in the Company’s best interests. The special committee concluded that the litigation was not in the Company’s best interest. On December 8, 2008, the Company moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied the Company’s motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. The likely outcome of this action or its likely impact on the Company’s results of operations at this time cannot be predicted.

On July 20, 2009, counsel to Bill Kornfeld and Edward Lapinski, two purported shareholders of the Company sent a letter to the Company, demanding that the Board of Directors remedy alleged breaches of fiduciary duty by the directors in connection with the sale of a portion of the Company’s FBR Capital Markets stock to FBR Capital Markets on May 20, 2009. The letter alleges that this sale was completed pursuant to an inappropriate process and resulted in an inadequate price. The letter states that the shareholders will file a lawsuit bringing derivative claims if the Company’s Board does not take the demanded action within a reasonable period of time. The Board of Directors has established a special committee of independent directors to investigate the claims made in the demand letter.

Other Litigation

On April 7, 2009, the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (Bankruptcy Court) entered a final order (Final Order) approving the Company’s completed settlement agreement with the Trustee of the First NLC bankruptcy estate. The settlement agreement with the Trustee releases all claims that the Trustee or the bankruptcy estate of First NLC may have against the Company and its officers, directors, employees and affiliates in exchange for the payment by the Company of approximately $4,000, which the Company accrued for as of December 31, 2008. Under the settlement agreement, the Company and each of the officers, directors, employees and affiliates released all claims against the Trustee and the First NLC bankruptcy estate. The Company remitted the settlement payment on April 20, 2009 following the Final Order.

8.	Equity:

Dividends

There were no dividends declared for the three and six month period ended June 30, 2009. Pursuant to the Company’s variable dividend policy, the Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. No dividends were declared or paid during 2008.

Stock Compensation Plans

Restricted Stock

From time to time, the Company grants shares of the its restricted Class A common stock to employees under the Company’s Long-Term Incentive Plan that vest ratably over a three-year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the three and six months ended June 30, 2009, the Company did not grant any shares of such restricted Class A common stock. The Company issued no restricted Class A common stock to employees during the three months ended June 30, 2008. During the six months ended June 30, 2008 the Company granted 7,753,822 shares of such restricted Class A common stock at weighted average share price of $2.91 per share.

As of June 30, 2009 and December 31, 2008, a total of 5,343,692 and 8,236,384 shares, respectively, of such restricted Class A common stock were outstanding with total unrecognized compensation cost related to unvested shares of $6,847 and $11,382, respectively. The total unrecognized cost is expected to be recognized over a weighted average period of 1.61 years.

For the three months ended June 30, 2009 and 2008, the Company recognized $1,608 and $3,473 of compensation expense related to its restricted stock, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized $4,331 and $5,641 of compensation expense related to its restricted stock, respectively.

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 14,000,000 shares of the Company’s Class A common stock from time to time. In 2007, the Company’s Board of Directors authorized an additional share repurchase program in which the Company may repurchase up to 100,000,000 shares of the Company’s Class A common stock. During the three and six months ended June 30, 2009, the Company had no share repurchases and had the authority to repurchase 76,237,252 shares.

Shareholder Rights Plan

On June 1, 2009, the Company’s Board of Directors adopted a shareholder rights plan (Rights Plan) and declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of the Company’s Class A common stock and Class B common stock. No shareholder approval was required for adoption of the Rights Plan, however, the Company plans to submit the Rights Plan to its shareholders for approval on or before June 4, 2010.

The Board adopted the Rights Plan in an effort to protect against a possible limitation on the Company’s ability to use its NOLs, NCLs and built-in losses under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). The Company’s ability to use its NOLs, NCLs and built-in losses would be limited if there was an “ownership change” under Section 382 of the Code. The Rights Plan was adopted to dissuade any person or group from acquiring 4.9% or more of the Company’s outstanding Class A common stock (each, an Acquiring Person) without the approval of the Board and triggering an “ownership change” as defined by Section 382.

Initially, the Rights will generally not be exercisable and will be attached to and automatically trade with the Class A common stock and Class B common stock. The Rights will separate from the Class A common stock and Class B common stock and a “distribution date” will occur, with certain exceptions and upon a determination of the Company’s Board of Directors, upon the earlier of (i) 10 business days after a public announcement by the Company that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% or more of the Class A common stock. Shareholders who owned 4.9% or more of the Company’s outstanding Class A common stock at the time of adoption of the Rights Plan will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of Class A common stock or (ii) fall under 4.9% ownership of Class A common stock and then re-acquire additional shares so that they own 4.9% or more of the Class A common stock.

Subject to the terms, provisions and conditions of the Rights Plan, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one ten-thousandth of a share of Series A Junior Preferred Stock for a purchase price of $3.00, subject to adjustment in accordance with the terms of the Rights Plan. If issued, each fractional share of preferred stock would give the shareholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a Right does not give its holder any rights as a shareholder of the Company, including without limitation any dividend, voting or liquidation rights.

The Rights and the Rights Plan will expire on the earliest of (i) June 4, 2019, (ii) the time at which the Rights are redeemed pursuant to the Rights Plan, (iii) the time at which the Rights are exchanged pursuant to the Rights Plan, (iv) the repeal of Sections 382 and 383 of the Code or any successor statute if the Board determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, (v) the beginning of a taxable year of the Company to which the Board determines that no applicable tax benefits may be carried forward and (vi) the close of business on June 4, 2010 if approval of the Rights Plan by the Company’s shareholders has not been obtained.

There was no impact on the Company’s financial results as a result of the adoption of the Rights Plan as of June 30, 2009.

9.	Segment Information:

Historically, the Company has conducted its business within four reportable segments: capital markets, asset management, principal investing and mortgage banking operations. In January 2008, as a result of filing a voluntary petition for bankruptcy protection by First NLC, the Company deconsolidated First NLC, which included the origination and sale of non-conforming residential mortgage loans and was previously reported as the mortgage banking segment. Due to organizational changes effective January 1, 2009, the Company’s chief operating decision maker reviews financial information within two reportable segments: capital markets and principal investing. The capital markets segment includes the operations of FBR Capital Markets, the Company’s former subsidiary, and its subsidiaries, and includes the asset management and principal investing operations by FBR Capital Markets, which were previously reported separately. Accordingly, as of January 1, 2009, the Company has reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result of the Company’s sale of its majority ownership interest in and resulting deconsolidation of FBR Capital Markets on May 20, 2009, the capital markets segment will no longer be a reportable segment in subsequent periods.

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

	Principal Investing	Capital Markets	Other	Consolidated Totals
Three months ended June 30, 2009
Net revenues(1)	$(3,181)	$31,171	$—	$27,990
Operating loss(1)	(17,220)	(10,025)	—	(27,245)
Three months ended June 30, 2008
Net revenues	(1,836)	50,488	818	49,470
Operating loss	(11,272)	(35,223)	(592)	(47,087)
Six months ended June 30, 2009
Net revenues(1)	(3,088)	80,823	—	77,735
Operating loss(1)	(29,757)	(25,584)	—	(55,341)
Six months ended June 30, 2008
Net revenues	(14,527)	154,534	1,745	141,752
Operating loss	(31,422)	(46,204)	(3,115)	(80,741)

(1)	Net revenues and operating loss for the capital markets segment reflects the results of FBR Capital Markets’ activities prior to the deconsolidation on May 20, 2009.

10.	Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 160 which re-characterizes minority interests in consolidated subsidiaries as noncontrolling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control is measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company adopted the provisions of SFAS 160 effective January 1, 2009. As a result, the Company reclassified the noncontrolling interest (formerly reported as minority interest) component of the Company’s balance sheet as a component of equity for the applicable periods.

In April 2009, the FASB issued three FASB Staff Positions (FSPs) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of securities as follows:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurement more consistent with the principles presented in FASB statement No. 157, “Fair Value Measurements” (SFAS 157). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

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

The Company adopted the provisions of these three FSPs during the quarter-ended June 30, 2009. The adoption of these FSPs did not have a material impact on the Company’s financial position.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of FAS No. 5, “Accounting for Contingencies,” if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in Statement 141(R). FSP FAS 141(R)-1 states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if certain criteria are met. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company had no transactions applicable to FSP FAS 141(R)-1 as of June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of SFAS 165 did not have a significant impact on the Company’s financial position or disclosure.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” SFAS 166. SFAS 166 improves financial reporting by eliminating the exceptions for qualified special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, comparability and consistency in accounting for transferred financial assets will be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 166 is effective January 1, 2010 for the Company. Earlier application is prohibited and the SFAS 166 must be applied to transfers occurring on or after the effective date. The Company is evaluating the impact of adoption of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. SFAS 167 is effective as of January 1, 2010 for the Company. The Company is evaluating the impact of adoption of SFAS 167 on its consolidated financial statements.

11.	Subsequent Events:

The Company evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

Subsequent to June 30, 2009, the Company extinguished $25,000 of trust-preferred long-term debt at a gain of approximately $20,000.

On July 15, 2009, the Company liquidated an additional 411,032 shares of FBR Capital Markets stock at a price of $4.42 per share in connection with the over-allotment option that was granted to the underwriters under the underwriting agreement entered into on June 15, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the unaudited condensed consolidated financial condition and results of operations of Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman Billings Ramsey Group, Inc. (FBR Group) and its subsidiaries, including FBR Capital Markets Corporation (FBR Capital Markets) (unless the context otherwise provides, collectively, “we”, “us”, “our” or the “Company”), should be read in conjunction with (i) the Company’s audited consolidated financial statements and notes thereto included in Annual Report on Form 10-K for the year ended December 31, 2008; (ii) FBR Capital Markets’ unaudited condensed consolidated financial statements and notes thereto included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009; and (iii) FBR Capital Markets’ audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s unaudited condensed consolidated financial statements include the results of its former subsidiary, FBR Capital Markets through May 20, 2009. Prior to May 20, 2009, the Company’s wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holdings), owned approximately 56% of the outstanding shares of FBR Capital Markets. The Company liquidated 16,667,000 and 1,500,000 shares of FBR Capital Markets common stock on May 20 and June 19, 2009, respectively, resulting in remaining holdings representing an approximately 39% and 24% interest in FBR Capital Markets, respectively. The sale of 16,667,000 shares on May 20, 2009 was to FBR Capital Markets. As a result, effective May 20, 2009, the Company no longer had majority control of FBR Capital Markets and therefore, deconsolidated the results of FBR Capital Markets’ activities in preparing the Company’s consolidated financial statements.

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

Business Strategy

The sale of FBR Capital Markets stock is in furtherance of the strategic shift the Company has initiated to focus on a principal investing strategy by monetizing our investment in FBR Capital Markets. Given current dislocations in the capital markets, the Company seeks to benefit from potential high current cash returns available on mortgage investments. The Company plans to deploy the net cash proceeds for investments that offer current income as well as capital appreciation potential, and which may utilize the Company’s net operating loss carry-forwards (NOLs) and net capital loss carry-forwards (NCLs). The Company expects future investments to include non-agency residential MBS and residential MBS guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, among others. The Company may also consider opportunities for financial service operating businesses potentially in the form of a bank charter, and will seek to continue strengthening its balance sheet by converting long-term debt to equity through the extinguishment of the remaining Trust Preferred securities at a discount to face value.

Executive Summary

As discussed above, on May 20 and June 19, 2009, we liquidated 16,667,000 and 1,500,000 shares of FBR Capital Markets common stock, respectively, resulting in remaining holdings representing an approximately 39% and 24% interest in FBR Capital Markets, respectively. As a result, effective May 20, 2009, we deconsolidated the results of FBR Capital Markets’ activities in preparing the Company’s consolidated financial statements. The Company recorded $9.8 million of losses related to the sales of FBR Capital Markets stock and $4.0 million of losses related to the fair value measurement of the remaining shares during the quarter ended June 30, 2009. With the sale of FBR Capital Markets stock on May 20, 2009 and resulting deconsolidation, the Company elected to adopt the provisions of SFAS 159 to apply fair value accounting for the remaining shares of its FBR Capital

Markets stock. In accordance with the provisions of SFAS 159, the Company records unrealized gains and losses resulting from the change in the fair value of FBR Capital Markets stock in earnings, as a component of investment income or loss, in the respective reporting periods.

The sale of 16,667,000 shares on May 20, 2009 was to FBR Capital Markets in accordance with the terms of a Stock Repurchase Agreement entered into in May 2009. In connection with the Stock Repurchase Agreement, the Company and FBR Capital Markets have also agreed that FBR Capital Markets has no additional payment obligations with respect to the FBR Open Golf Tournament (FBR Open). Accordingly, the Company recorded $5.5 million related to the remaining obligations on the FBR Open during the three months ended June 30, 2009.

The results of the Company’s operations, without the results of FBR Capital Markets’ operations, as compared to the results of consolidated operations as reported, for the three and six months ended June 30, 2009 are as follows (dollars in thousands):

Pro-Forma Results of Operations, Excluding FBR Capital Markets’ Operations

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Pro-forma	As Reported	Pro-forma	As Reported
Revenues:
Capital markets	$—	$31,171	$—	$81,075
Principal investment:
Interest	1,282	1,282	3,881	3,881
Net investment loss	(3,989)	(3,989)	(3,983)	(3,983)
Dividends	108	108	108	108

Total revenues	(2,599)	28,572	6	81,081
Interest expense	582	582	3,095	3,346

Revenues, net of interest expense	(3,181)	27,990	(3,089)	77,735

Non-Interest Expenses:
Compensation and benefits	2,363	25,594	10,502	70,731
Professional services	4,892	7,224	5,120	11,993
Business development	5,534	7,142	7,884	13,123
Clearing and brokerage fees	—	2,653	—	5,950
Occupancy and equipment	175	5,374	322	13,479
Communications	82	3,637	148	8,864
Other operating expenses	994	3,611	2,694	8,936

Total non-interest expenses	14,040	55,235	26,670	133,076

Operating loss	(17,221)	(27,245)	(29,759)	(55,341)

Other Income (Loss):
Loss on subsidiary share transactions	(9,776)	(9,776)	(9,912)	(9,912)
Gain on extinguishment of long-term debt	—	—	132,453	132,453
Other loss	(4)	(4)	(7)	(7)

(Loss) income before income taxes and noncontrolling interest	(27,001)	(37,025)	92,775	67,193
Income tax (benefit) provision	(501)	(310)	8,445	9,245

Net (loss) income	$(26,500)	$(36,715)	$84,330	$57,948

With the Company’s sale of its majority ownership interest in and resulting deconsolidation of FBR Capital Markets activities effective May 20, 2009, the Company’s consolidated financial statements will no longer include the results of operations of FBR Capital Markets and will cease to report a capital markets segment in the future periods.

During the quarter ended June 30, 2009, we began our efforts to re-build our mortgage-backed securities (MBS) portfolio. Our strategy is to be selective in identifying non-agency senior MBSs that could provide attractive loss-adjusted yield on an unlevered basis. As of June 30, 2009, the Company had $29.9 million in unlevered non-agency MBS. We are also continuing to invest in agency MBS on a leveraged basis as we believe that these investments will provide attractive risk-adjusted returns given the current environment. As of June 30, 2009, the Company had $119.4 million in its agency MBS portfolio. We will continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments.

Principal Investing

Mortgage-Backed Securities

The Company recorded net interest income of $1.2 million and $8.5 million from MBS held in its principal investment portfolio for the three months ended June 30, 2009 and 2008, respectively. The Company recorded net interest income of $3.6 million and $14.9 million from MBS held in its principal investment portfolio for the six months ended June 30, 2009 and 2008, respectively. The decrease in net interest income during the three and six months ended June 30, 2009 is due mainly to the decrease in the average balance of MBS investments held in our portfolio offset by the increase in the average yield.

Merchant Banking and Other Investments

The total value of our merchant banking portfolio and other investments was $75.4 million as of June 30, 2009. Of this total, $71.3 million represents an investment in FBR Capital Markets, $2.6 million was held in the merchant banking portfolio and $1.5 million was held in alternative asset funds. Net unrealized losses in the merchant banking portfolio included in accumulated other comprehensive income (AOCI) totaled $0.1 million as of June 30, 2009.

During the three and six months ended June 30, 2009, we recorded $0.5 million and $1.5 million, respectively, in other-than-temporary impairment write-downs as part of the Company’s quarterly assessments of unrealized losses in its portfolio.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

The Company had a net loss of $32.2 million in the second quarter of 2009 versus a net loss of $25.1 million in the second quarter of 2008. Net loss included the following results of operations by segment (dollars in thousands):

	For the quarter ended June 30,
	2009	2008
Capital markets	$(10,025)	$(35,223)
Principal investing	(17,220)	(11,272)
Other	—	(592)

Operating loss	(27,245)	(47,087)
Net loss on subsidiary share transactions and other	(9,780)	(192)

Loss before income taxes and noncontrolling interest	(37,025)	(47,279)
Income tax benefit	(310)	(9,974)
Noncontrolling interest in losses of consolidated subsidiary	(4,558)	(12,254)

Net loss attributable to Arlington Asset shareholders	$(32,157)	$(25,051)

The increase in net loss attributable to Arlington Asset shareholders is primarily due to losses recorded from the sales of FBR Capital Markets common stock during the second quarter of 2009 and the valuation loss on the remaining shares of FBR Capital Markets stock.

The Company’s revenues, net of interest expense, decreased to $28.0 million in the second quarter of 2009 from $49.5 million in the second quarter of 2008 due to the changes in revenues and interest expense described below.

Revenues from our principal investment activities, net of related interest expense, totaled $(2.7) million in the second quarter of 2009 as compared to $3.4 million in the second quarter of 2008. The decrease in net revenues is primarily the result of a decrease in MBS interest income resulting from lower average MBS balances and a decrease in investment losses offset by the losses incurred as a result of fair value changes in our investment in FBR Capital Markets stock. Revenues from our principal investment activities included the following (dollars in thousands):

	For the quarter ended June 30,
	2009	2008
Net interest income	$1,203	$8,854
Net investment loss—principal investing	(3,989)	(5,542)
Dividend income	108	133

	$(2,678)	$3,445

The components of net interest income from principal investing segment are summarized in the following table (dollars in thousands):

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Average Balance	Income / (Expense)	Yield / (Cost)	Average Balance	Income / (Expense)	Yield / (Cost)
Mortgage-backed securities(1)	$75,101	$1,280	6.82%	$2,274,713	$22,532	3.96%
Other(2)		2			310

		1,282			22,842
Repurchase agreements	$55,514	(79)	(0.57)%	$1,961,642	(13,358)	(2.69)%
Derivative contracts(3)	—	—		—	(630)

	$55,514	(79)	(0.57)%	$1,961,642	(13,988)	(2.85)%

Net interest income/spread		$1,203	6.25%		$8,854	1.11%

(1)

The average balance and the yield/cost are calculated based upon the adjusted par value which includes the effects of any other-than-temporary impairments recorded by the Company. The yield based on unadjusted par value was 4.25% and 3.92% for the three months ended June 30, 2009 and 2008, respectively.

(2)	Includes interest income on cash and other miscellaneous interest-earning assets.
(3)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $7.7 million to $1.2 million during the three months ended June 30, 2009 compared to $8.9 million during the three months ended June 30, 2008. This decrease in interest income was primarily due to a lower average balance on the MBS portfolio.

The Company recognized net investment loss of $4.0 million during the second quarter 2009 compared to net investment loss of $5.5 million in the second quarter 2008. The following table summarizes the components of net investment loss (dollars in thousands):

	Three months ended June 30,
	2009	2008
Available for sale and cost method securities—other-than-temporary impairments	$—	$(3,304)
Fair value change in investment in FBR Capital Markets stock	(4,026)	—
Losses from investments funds	(547)	(326)
Realized (losses) gains on sale of available for sale investments, net	(83)	737
Residual interest in a securitization—other-than-temporary impairments	—	(1,611)
Other net investment income (loss)	667	(1,038)

	$(3,989)	$(5,542)

Fair value change in investment in FBR Capital Markets stock reflects the change in fair value of FBR Capital Markets stock subsequent to the May 20, 2009 deconsolidation.

Loss from investment funds reflects the earnings from and valuation adjustment of investments in proprietary investment partnerships and other managed investments.

Other net investment income primarily includes net gains and losses from the changes in the fair value of investments in our MBS portfolio and derivative transactions.

Capital markets’ revenues, generated through FBR Capital Markets and its subsidiaries and consolidated through May 20, 2009, decreased 41.1% to $31.2 million in the quarter ended June 30, 2009 from $53.0 million in the quarter ended June 30, 2008. This decrease was mainly attributable to the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009.

Principal investing interest revenue decreased 94.3% to $1.3 million in the second quarter of 2009 from $22.8 million in the second quarter of 2008. Net investment loss decreased to $4.0 million in the second quarter of 2009 from $5.5 million in the second quarter of 2008. The decrease in interest income year over year was a result of the lower average balance in the MBS portfolio as a result of the downsizing effort to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of long-term debt in the first quarter of 2009. The decrease in net investment loss was a result of other-than-temporary impairment losses on MBS and a residual interest in securitizations recorded in the second quarter of 2008 with no comparable losses recorded in the second quarter of 2009 offset by fair value losses recorded on our investment in FBR Capital Markets stock and change in derivative activities.

Interest expense, related primarily to long-term debt issued through FBR TRS Holdings, decreased 97.3% to $0.6 million in the second quarter 2009 from $21.9 million in the second quarter 2008 as a result of a decrease in outstanding principal balances due to the extinguishment during the first quarter of 2009 and lower LIBOR based interest rates associated with these floating rate borrowings.

Total non-interest expenses decreased 42.9% to $55.2 million in the second quarter 2009 from $96.6 million in the second quarter 2008. This decrease was caused by the fluctuations in non-interest expenses discussed below.

Compensation and benefits expense decreased 52.6% to $25.6 million in the second quarter 2009 from $54.0 million in the second quarter 2008. The decrease was primarily attributable to the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009 and the cost reduction efforts during the last year.

Professional services expense decreased 31.4% to $7.2 million in the second quarter 2009 from $10.5 million in the second quarter 2008 primarily due to the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009.

Business development expenses increased 4.4% to $7.1 million in the second quarter 2009 from $6.8 million in the second quarter 2008. The increase was primarily due to an increase in expenses associated with costs for the PGA Tour’s FBR Open.

Clearing and brokerage fees decreased 20.6% to $2.7 million in the second quarter 2009 from $3.4 million in the second quarter 2008. The decrease reflects the effects of the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009.

Occupancy and equipment expense decreased 37.2% to $5.4 million in the second quarter 2009 from $8.6 million in the second quarter 2008. The decrease in expenses is attributable to the effects of cost reduction initiatives over the past year including decreased costs associated with technology upgrades and the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009.

Communications expense decreased 42.9% to $3.6 million in the second quarter 2009 from $6.3 million in the second quarter 2008. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past year including decreased costs related to market data and customer trading services and the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009.

The total income tax benefit decreased 97.0% to $0.3 million in the second quarter 2009 from $10.0 million in the second quarter 2008. The decrease is due primarily to the recording of the tax provision due to the discrete period reporting of the tax effects of the gain recognized from the extinguishment of debt during the first quarter of 2009. Our effective tax rate was 0.7% in the second quarter 2009 as compared to 27.0% in the second quarter

2008. For the second quarter of 2009, our deferred tax assets continue to reflect a full valuation allowance as the Company believes it is more likely than not that the benefits will not be realized in the future.

Net loss attributable to the noncontrolling interest of consolidated subsidiary of $4.6 million represents minority interest holders’ share of losses of FBR Capital Markets for the second quarter 2009 as compared to $12.3 million for the second quarter 2008.

Results of Operations

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Net income increased to $69.4 million in the six months ended June 30, 2009 from $20.1 million in the six months ended June 30, 2008. Net income included the following results of operations by segment (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Capital Markets	$(25,584)	$(46,204)
Principal Investment	(29,757)	(31,422)
Other	—	(3,115)

Operating loss	(55,341)	(80,741)
Net income from extinguishment of debt, subsidiary share transactions and other	122,534	72,845

Income (loss) before taxes and noncontrolling interest	67,193	(7,896)
Income tax provision (benefit)	9,245	(10,780)
Noncontrolling interest in losses of consolidated subsidiary	(11,459)	(17,167)

Net income attributable to Arlington Asset shareholders	$69,407	$20,051

The increase in net income is primarily attributable to the $132.5 million gain on extinguishment of long-term debt in the first quarter of 2009.

The Company’s revenues, net of interest expense, decreased to $77.7 million in the first six months of 2009 from $141.8 million in the first six months of 2008 due to the changes in revenues and interest expense described below.

Revenues from our principal investment activities, net of related interest expense, totaled $(0.3) million in the first six months of 2009 as compared to $(2.9) million in the first six months of 2008. The change in net revenues is primarily the result of the recognition of other-than-temporary impairment losses related to the Company’s MBS portfolio and a residual interest in a securitization of non-prime mortgage loans during the first half of 2008. No other-than-temporary impairments were recognized in the first half of 2009 related to MBS. This decrease in other-than-temporary impairment losses were offset by losses incurred from our equity investment in FBR Capital Markets. Revenues from our principal investment activities included the following (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Net interest income	$3,581	$16,976
Net investment loss—principal investing	(3,983)	(20,201)
Dividend income	108	339

	$(294)	$(2,886)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Six Months Ended June 30,
	2009			2008
	Average Balance	Income / (Expense)	Yield / (Cost)	Average Balance	Income / (Expense)	Yield / (Cost)
Mortgage-backed securities(1)	$91,830	$3,861	8.41%	$2,107,574	$45,629	4.33%
Other(2)		20			2,065

		3,881			47,694

Repurchase agreements	$67,663	(300)	(0.89)%	$1,861,188	(29,764)	(3.16)%
Derivative contracts(3)	—	—		—	(954)

	$67,663	(300)	(0.89)%	$1,861,188	(30,718)	(3.30)%

Net interest income/spread		$3,581	7.52%		$16,976	1.03%

(1)

The average balance and the yield/cost are calculated based upon the adjusted par value which includes the effects of any other-than-temporary impairments recorded by the Company. The yield based on unadjusted par value was 4.82% and 4.28% for the six months ended June 30, 2009 and 2008, respectively.

(2)	Includes interest income on cash and other miscellaneous interest-earning assets.
(3)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $13.4 million to $3.6 million during the six months ended June 30, 2009 from $17.0 million during the six months ended June 30, 2008. This decrease was primarily due to a lower average balance on the MBS portfolio.

The Company recognized a net investment loss of $4.0 million during the first six months of 2009 compared to net investment loss of $20.2 million in the first six months of 2008. The following table summarizes the components of net investment loss (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Available for sale and cost method securities—other-than-temporary impairments	$(1,000)	$(12,614)
Fair value change in investment in FBR Capital Markets stock	(4,026)	—
Loss from investment funds	(547)	(1,289)
Realized (losses) gains on sale of available for sale investments, net	(236)	3,788
Residual interest in securitization—other-than-temporary impairments	—	(8,640)
Other net investment income (loss)	1,826	(1,446)

	$(3,983)	$(20,201)

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded $1.0 million of other-than-temporary impairment losses during the six months ended June 30, 2009 as compared to $6.4 million for the same period in 2008. In addition, the Company recorded $8.6 million in other-than-temporary impairment losses on residual interest in securitizations during the six months ended June 30, 2008.

Fair value change in investment in FBR Capital Markets stock reflects the change in fair value of FBR Capital Markets stock subsequent to the May 20, 2009 deconsolidation.

Loss from investment funds reflects the Company’s earnings from and valuation adjustment of investments in proprietary investment partnerships and other managed investments.

Other net investment income (loss) primarily includes net gains and losses from the changes in the fair value of investments in our MBS portfolio and derivative transactions.

In addition to net interest income, the Company recorded $0.1 million during the first six months of 2009 in dividend income from its merchant banking equity investment portfolio as compared to $0.3 million in the first six months of 2008. The decrease in dividend income was primarily due to the decrease in the number of, and amount of capital invested in, dividend-paying companies in the merchant banking portfolio as well as reduced dividend rates.

Interest expense, related primarily to long-term debt issued through FBR TRS Holdings decreased 92.7% to $3.3 million in the first six months of 2009 from $45.5 million in the first six months of 2008 as a result of a decrease in the outstanding principal balance on the FBR TRS Holdings debt due to the extinguishment during the first quarter of 2009 and also due to the decrease in interest rates associated with these floating rate borrowings.

Total non-interest expenses decreased 40.2% to $133.1 million in the first six months of 2009 from $222.5 million in the first six months 2008. This decrease was caused by the fluctuations in non-interest expenses discussed below.

Compensation and benefits expense decreased 46.0% to $70.7 million in the first six months of 2009 from $130.9 million in the first six months of 2008. The decrease was primarily attributable to a decrease in variable compensation as a result of decreased investment banking revenues as well as reductions in employees undertaken by FBR Capital Markets and the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009.

Professional services expense decreased 47.8% to $12.0 million in the first six months of 2009 from $23.0 million in the first six months of 2008 primarily due to decreased costs associated with the lower volume of investment banking transactions, a reduction in consultants associated with cost reduction initiatives, a reduction in sub-advisory fees as a result of the decrease in average mutual funds under management and the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009.

Business development expenses decreased 31.4% to $13.1 million in the first six months of 2009 from $19.1 million in the first six months of 2008. This change is primarily due to a decrease in expenses associated with investment banking transactions as well as the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009.

Occupancy and equipment expense decreased 24.2% to $13.5 million in the first six months 2009 from $17.8 million in the first six months of 2008. This decrease in expenses is attributable to the effects of cost reduction initiatives over the past year including decreased costs associated with technology upgrades and the deconsolidation of FBR Capital Markets activities during the second quarter of 2009.

Communications expense decreased 27.6% to $8.9 million in the first six months of 2009 from $12.3 million in the first six months of 2008. The decrease in expenses is primarily due to the effects of cost reduction initiatives over the past year including decreased costs related to market data and customer trading services and the deconsolidation of FBR Capital Markets activities during the second quarter of 2009.

Other operating expenses decreased 28.2% to $8.9 million in the first six months of 2009 from $12.4 million in the first six months of 2008. This change was due mainly to the deconsolidation of FBR Capital Markets’ activities.

The Company had an income tax provision of $9.2 million in the first six months of 2009 as compared to an income tax benefit of $10.8 million in the first six months of 2008. Our tax provision in 2009 related to the gain on extinguishment of debt as compared to the tax benefits relate to taxable losses generated by our former taxable REIT subsidiaries in 2008. Our effective tax rate relating to this activity was 15.7% in the first six months of 2009 as compared to (50.2)% in the first six months of 2008. For the six months ended June 30, 2008, our tax benefit reflects a full valuation allowance on tax benefits related to operating losses at FBR TRS Holdings and related release of valuation allowance related to the disposition of First NLC (see Note 9).

Net loss attributable to the noncontrolling interest of consolidated subsidiary of $11.5 million represents minority interest holders’ share of losses of FBR Capital Markets for the first half of 2009 as compared to $17.2 million for the first half of 2008.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and lending activities, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS, dividends on equity securities, proceeds from sales of MBS, securitization financing and credit provided by banks. Potential future sources of liquidity for us also include existing cash balances, shares of our subsidiary companies, borrowing capacity through margin accounts and repurchase agreements and future issuances of common stock, preferred stock or debt securities. Our continued effort to monetize the remaining shares of FBR Capital Markets stock will also provide additional liquidity.

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

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreements. Excess cash is used to pay down short-term borrowings, and cash is provided by increasing short-term borrowings within the Company’s leverage policies. Additionally, we believe, in the current environment, MBS may be liquidated within relatively short time periods to provide additional liquidity, although there is no assurance we would get favorable pricing in connection with any such sales. We also intend to manage our liquidity risk by managing our investment strategy determining the appropriate allocation of investment portfolio between levered and unlevered positions.

Cash Flows

As of June 30, 2009, the Company’s cash and cash equivalents totaled $36.8 million, representing a net decrease in the balance of $217.8 million for the six months ended June 30, 2009. The cash used in operating activities of $70.5 million was attributable primarily to a reduction in cash related to operating activities of FBR Capital Markets. The cash provided by investing activities of $883.6 million relates primarily to proceeds from sales and principal receipts of MBS and proceeds from the maturity of U.S. Treasury bonds during the first quarter of 2009 offset by the cash used in purchase of MBS and deconsolidation of FBR Capital Markets during the second quarter of 2009. The cash used in financing activities of $1.0 billion relates primarily to repayments of repurchase agreements used to finance a portion of the MBS sold and U.S. Treasury bonds that matured.

Assets

Our principal assets consist of MBS, investment in FBR Capital Markets, and cash and cash equivalents. As of June 30, 2009, liquid assets consisted primarily of cash and cash equivalents of $36.8 million, and net investments in MBS of $54.6 million. The Company’s total assets decreased from $1.6 billion at December 31, 2008 to $269.6 million as of June 30, 2009. The decrease in total assets reflects the decrease of MBS and U.S. Treasury bonds and the effects of the deconsolidation of FBR Capital Markets during the second quarter of 2009.

As of June 30, 2009, our MBS portfolio, which was comprised primarily of agency MBS, had a fair value of $149.3 million. As of June 30, 2009, the weighted-average coupon of the portfolio was 5.59%.

The following table provides additional detail regarding the Company’s merchant banking and other investments as of June 30, 2009 (dollars in thousands):

	June 30, 2009
	Number of Shares/Units	Cost/Adjusted Basis	Fair Value/ Carrying Value
Long-term investments, at fair value:
Merchant banking—marketable equity securities
Grubb & Ellis Company(1)	236,558	$293	$189

Total long-term investments, at fair value		$293	$189

Other investments:
Merchant banking—non-marketable securities(2)
Cypress Sharpridge Investments, Inc.(1)	89,600	$896	$896
Thunderbird Resorts, Inc.(1)	358,423	538	538
Other		975	975

Total merchant banking investments		$2,409	$2,409

Investment in FBR Capital Markets, at fair value			71,280
Investment funds			1,550

Total other investments			$75,239

(1)	Cost/adjusted basis reflects the effects of other-than-temporary impairment charges.
(2)	As of June 30, 2009, these shares cannot be traded in a public market (e.g., NYSE or NASDAQ) but may be sold in private transactions

Sources of Funding

We believe that our existing cash balances, investment in FBR Capital Markets, net investments in MBS, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We will, however, continue to monetize the remaining shares of FBR Capital Markets stock. In addition, we may seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash, although such sales may not be on terms we consider to be favorable.

As of June 30, 2009, the Company’s liabilities totaled $177.9 million. Our indebtedness consisted of repurchase agreements and long-term debentures issued through our wholly-owned subsidiary, FBR TRS Holdings. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature in 24 to 26 years, and are redeemable, in whole or in part, without penalty, currently or within two years. As of June 30, 2009, we had $50.0 million of long-term corporate debt, and the weighted average interest rate on these securities was 3.82%.

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

To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter increases in interest rates, prepayments or delinquency levels, margin calls on our repurchase agreements could lead to a material adverse change in our liquidity position.

In the event that market conditions are such that we are unable to obtain financing for our investments in MBS in amounts and at interest rates consistent with our financing objectives, to the extent deemed appropriate, we may use cash to finance our investments or we may liquidate such investments. Accordingly, depending on market conditions, the Company may incur significant losses on any such sales of MBS.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings (dollars in thousands):

	June 30, 2009	December 31, 2008
Outstanding balance	$94,738	$1,063,040
Weighted-average rate	0.54%	0.44%
Weighted-average term to maturity	44.0 days	14.3 days

Dividends

During the three and six month period ended June 30, 2009, no dividends were declared or paid. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. No dividends were declared or paid during 2008.

Shareholder Rights Plan

On June 1, 2009, the Company’s Board of Directors adopted a shareholder rights plan (Rights Plan) and declared a dividend of one preferred share purchase right (each, a Right) for each outstanding share of the Company’s Class A common stock and Class B common stock. No shareholder approval was required for adoption of the Rights Plan, however, the Company plans to submit the Rights Plan to its shareholders for approval on or before June 4, 2010.

The Board adopted the Rights Plan in an effort to protect against a possible limitation on the Company’s ability to use its NOLs, NCLs and built-in losses under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). The Company’s ability to use its NOLs, NCLs and built-in losses would be limited if there was an “ownership change” under Section 382 of the Code. The Rights Plan was adopted to dissuade any person or group from acquiring 4.9% or more of the Company’s outstanding Class A common stock (each, an Acquiring Person) without the approval of the Board and triggering an “ownership change” as defined by Section 382.

Initially, the Rights will generally not be exercisable and will be attached to and automatically trade with the Class A common stock and Class B common stock. The Rights will separate from the Class A common stock and Class B common stock and a “distribution date” will occur, with certain exceptions and upon a determination of the Company’s Board of Directors, upon the earlier of (i) 10 business days after a public announcement by the Company that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% or more of the Class A common stock. Shareholders who owned 4.9% or more of the Company’s outstanding Class A common stock at the time of adoption of the Rights Plan will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of Class A common stock or (ii) fall under 4.9% ownership of Class A common stock and then re-acquire additional shares so that they own 4.9% or more of the Class A common stock.

Subject to the terms, provisions and conditions of the Rights Plan, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one ten-thousandth of a share of Series A Junior Preferred Stock for a purchase price of $3.00, subject to adjustment in accordance with the terms of the Rights Plan. If issued, each fractional share of preferred stock would give the shareholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a Right does not give its holder any rights as a shareholder of the Company, including without limitation, any dividend, voting or liquidation rights.

The Rights and the Rights Plan will expire on the earliest of (i) June 4, 2019, (ii) the time at which the Rights are redeemed pursuant to the Rights Plan, (iii) the time at which the Rights are exchanged pursuant to the Rights Plan, (iv) the repeal of Sections 382 and 383 of the Code or any successor statute if the Board determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, (v) the beginning of a taxable year of the Company to which the Board determines that no applicable tax benefits may be carried forward and (vi) the close of business on June 4, 2010 if approval of the Rights Plan by the Company’s shareholders has not been obtained.

There was no impact on the Company’s financial results as a result of the adoption of the Rights Plan as of June 30, 2009.

Recent Developments

Subsequent to June 30, 2009, the Company extinguished $25.0 million of trust-preferred long-term debt at a gain of approximately $20.0 million.

On July 15, 2009, the Company liquidated an additional 411,032 shares of FBR Capital Markets stock at a price of $4.42 per share in connection with the over-allotment option that was granted to the underwriters under the underwriting agreement entered into on June 15, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our investments in MBS and equity investments. As of June 30, 2009, none of the investments mentioned in this Item 3 is held for trading purposes.

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

Interest Rate Risk

Leveraged MBS

The Company is primarily subject to interest-rate risk as a result of its principal investment activities. Through its principal investment activities, the Company primarily invests in MBS and finances those investments with repurchase agreements which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company historically hedged a portion of its exposure to interest rate fluctuations primarily through the use of interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The Company held no such hedging instruments as of June 30, 2009.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2009.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 2.46 in a rising interest rate environment and 0.87 in a declining interest rate environment.

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

	Value at June 30, 2009
		100 Basis Point Increase in Interest Rates	Percent Change	100 Basis Point Decrease in Interest Rates	Percent Change
Assets
Mortgage-backed securities	$149,298	$145,630	(2.46)%	$150,602	0.87%
Other	120,289	120,289	—	120,289	—

Total assets	$269,587	$265,919	(1.36)%	$270,891	0.48%

Liabilities
Repurchase agreements	$94,738	$94,738	—	$94,738	—
Other	83,173	83,173	—	83,173	—

Total liabilities	177,911	177,911	—	177,911	—
Equity	91,676	88,008	(4.00)%	92,980	1.42%

Total liabilities and equity	$269,587	$265,919	(1.36)%	$270,891	0.48%

Book value per share—total equity	$0.59	$0.57	(4.00)%	$0.60	1.42%

As shown above, the Company’s MBS portfolio generally will benefit less from a decline in interest rates than it will be adversely affected by a same-scale increase in interest rates.

Equity Price Risk

The Company is exposed to equity price risk as a result of its investments in marketable equity securities and equity method investments. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to project exactly what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of June 30, 2009 (dollars in thousands, except per share amounts).

	Value at June 30, 2009
		10% Increase in Price	Percent Change	10% Decrease in Price	Percent Change
Assets
Marketable equity securities	$189	$208	10.00%	$170	(10.00)%
Investment in FBR Capital Markets	71,280	78,408	10.00%	64,152	(10.00)%
Equity method investments	3,959	4,355	10.00%	3,563	(10.00)%
Other	194,159	194,159	—	194,159	—

Total assets	$269,587	$277,130	2.80%	$262,044	(2.80)%

Liabilities	$177,911	$177,911	—	$177,911	—

Equity
Common stock	1,590	1,590	—	1,590	—
Paid-in-capital	1,502,911	1,502,911	—	1,502,911	—
Accumulated other comprehensive loss	(1,211)	(1,192)	(1.57)%	(1,230)	1.57%
Accumulated deficit	(1,411,614)	(1,404,090)	(0.53)%	(1,419,138)	0.53%

Total equity	91,676	99,219	8.23%	84,133	(8.23)%

Total liabilities and equity	$269,587	$277,130	2.80%	$262,044	(2.80)%

Book value per share	$0.59	$0.64	8.23%	$0.55	(8.23)%

Except to the extent that the Company sells its marketable equity securities, excluding its shares of FBR Capital Markets stock, or other long-term investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect the Company’s earnings. However, an increase or decrease in the value of equity method investments and our investment in FBR Capital Markets stock will directly affect the Company’s earnings.

Item 4.	Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2009, are effective.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Such statements include, but are not limited to, those relating to the effects of growth, our principal investment activities, levels of assets under management and our current equity capital levels. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•	the revocation of our status as a real estate investment trust (REIT) for federal income tax purposes effective as of January 1, 2009 and our ability to use NOLs and NCLs to reduce our taxable income;

•

our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses and net capital losses to offset future taxable income and gains, including whether our recently adopted shareholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

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

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

•	current conditions in the residential mortgage market and further adverse developments in that market;

•	current economic conditions and further adverse developments in the overall economy;

•	potential risk attributable to our mortgage-related or merchant banking investment portfolios, including changes in fair value;

•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related investments;

•	changes in our investment, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	competition for investment opportunities, including competition from the U.S. Treasury for investments in agency-backed MBS;

•	competition for qualified personnel;

•	available technologies;

•	malfunctioning or failure in our operations and infrastructure;

•	the effect of government regulation and of general economic conditions on our business;

•	fluctuating quarterly operating results;

•	our ability to retain key professionals;

•	risk from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to maintain effective internal controls;

•	changes in laws and regulations and industry practices that may adversely affect our businesses;

•	the loss of our exemption from registration as an investment company under the Investment Company Act of 1940, as amended;

•	volatility of the securities markets; and

•	activity in the secondary securities markets.

We will not necessarily update the information presented in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business, any of which could cause our actual results to differ materially from those in the forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2008, including the section entitled “Risk Factors” in that report, and any other reports or documents we file with the SEC from time to time.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski. The Company was named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. Our Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in the Company’s best interests. The special committee concluded that the litigation was not in the Company’s best interest. On December 8, 2008, the Company moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied the Company’s motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. The Company believes the claims are without merit and intends to defend vigorously. However, the likely outcome of this action or its likely impact on the Company’s results of operations at this time cannot be predicted.

On July 20, 2009, counsel to Bill Kornfeld and Edward Lapinski, two purported shareholders of the Company sent a letter to the Company, demanding that the Board of Directors remedy alleged breaches of fiduciary duty by the directors in connection with the sale of a portion of the Company’s FBR Capital Markets stock to FBR Capital Markets on May 20, 2009. The letter alleges that this sale was completed pursuant to an inappropriate process and resulted in an inadequate price. The letter states that the shareholders will file a lawsuit bringing derivative claims if the Company’s Board does not take the demanded action within a reasonable period of time. The Board of Directors has established a special committee of independent directors to investigate the claims made in the demand letter.

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

In addition to the risk factors disclosed in “Part I—Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, set forth in this section is an additional risk factor we believe applicable to our business.

Our shareholder rights plan could inhibit a change in our control.

On June 1, 2009, our Board implemented a Rights Plan in an effort to protect against a possible limitation on our ability to use our NOLs, NCLs and built-in losses by dissuading investors from aggregating ownership of our Class A common stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Code. The Rights Plan may not be successful in preventing an “ownership change” within the meaning of

Sections 382 and 383 of the Code, and we may lose all or most of the anticipated tax benefits associated with our prior losses. Under the terms of the Rights Plan, in general, if a person or group acquires or commences a tender or exchange offer for beneficial ownership of 4.9% or more of the outstanding shares of our Class A common stock upon a determination by our Board of Directors, all of our other Class A and Class B common shareholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the acquiring person. The Rights Plan may have the effect of inhibiting or impeding a change in control not approved by our Board and, notwithstanding its purpose, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, since our Board can prevent the Rights Plan from operating, in the event our Board approves of an acquiring person, the Rights Plan gives our Board significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. Consequently, the Rights Plan may not succeed in protecting anticipated tax benefits and could impede transactions that would otherwise benefit our shareholders.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 1, 2009. At the annual meeting, the shareholders voted on the election of seven directors to the Company’s Board of Directors for one-year terms to expire at the annual meeting of shareholders in 2010. Our shareholders also approved a proposal to approve an amendment to our Amended and Restated Articles of Incorporation (Amended and Restated Articles) to change our corporate name from “Friedman, Billings, Ramsey Group, Inc.” to “Arlington Asset Investment Corp.,” and a proposal to approve an amendment to our Amended and Restated Articles to effect a reverse stock split of the issued and outstanding shares of our Class A and Class B common stock at one of three reverse split ratios, 1-for-20, 1-for-25 or 1-for-30, as will be selected by the Board of Directors within 12 months of the date of the annual meeting. In addition, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009.

Following are the results of the matters voted on at the annual meeting:

In the election of directors, each nominee was elected by a vote of the shareholders as follows:

Nominee for Director	Votes For	Votes Withheld
Eric F. Billings	132,804,898	33,765,535
Daniel J. Altobello	106,833,549	59,736,884
Peter A. Gallagher	100,551,483	66,018,950
Ralph S. Michael III	138,337,353	28,233,080
Wallace L. Timmeny	124,951,116	41,619,317
J. Rock Tonkel, Jr.	137,940,433	28,630,000
John T. Wall	105,456,185	61,114,248

The following other matters were approved by the shareholders:

	Votes For	Votes Against	Votes Abstaining
Approval of an amendment to the Company’s Amended and Restated Articles to change the Company’s corporate name from “Friedman, Billings, Ramsey Group, Inc.” to “Arlington Asset Investment Corp.”	142,055,673	6,478,212	18,036,548

Approval of an amendment to the Company’s Amended and Restated Articles to effect a reverse stock split of the issued and outstanding shares of Class A and Class B common stock at one of three reverse split ratios, 1-for-20, 1-for-25 or 1-for-30, as will be selected by the Board within 12 months of the date of the annual meeting	137,135,413	11,625,508	17,809,512

Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009	161,806,800	4,289,118	474,515

No broker non-votes arose in connection with the matters voted upon at the annual meeting due to the fact that all such matters were considered “routine.”

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.

3.2	Bylaws of the Company, as amended.

4.1	Rights Agreement, dated as of June 5, 2009, between the Company and American Stock Transfer & Trust Company LLC (which includes the form of Articles of Amendment as Exhibit A, the form of Rights Certificate as Exhibit B and the form of Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2009).

10.1	Stock Repurchase Agreement, dated May 18, 2009, by and among the Registrant, FBR TRS Holdings, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.2	Transition Services Agreement, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.3	Assignment and Assumption Agreement, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.4	Trademark and Copyright Assignment, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.5	Domain Name Assignment, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.6	Trademark License Agreement, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.7	Amended and Restated Voting Agreement, dated May 20, 2009, by and among the Registrant, FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings (ERISA) LLC, and Forest Holdings LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arlington Asset Investment Corp.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer)

Date: August 10, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.

3.2	Bylaws of the Company, as amended.

4.1	Rights Agreement, dated as of June 5, 2009, between the Company and American Stock Transfer & Trust Company LLC (which includes the form of Articles of Amendment as Exhibit A, the form of Rights Certificate as Exhibit B and the form of Summary of Rights to Purchase Preferred Stock as Exhibit C) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2009).

10.1	Stock Repurchase Agreement, dated May 18, 2009, by and among the Registrant, FBR TRS Holdings, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.2	Transition Services Agreement, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.3	Assignment and Assumption Agreement, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.4	Trademark and Copyright Assignment, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.5	Domain Name Assignment, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.6	Trademark License Agreement, dated May 20, 2009, by and between the Registrant and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

10.7	Amended and Restated Voting Agreement, dated May 20, 2009, by and among the Registrant, FBR TRS Holdings, Inc., FBR Capital Markets Corporation, Forest Holdings (ERISA) LLC, and Forest Holdings LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on May 20, 2009).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.