Form 10-Q
period 2009-09-30
Arlington Asset Investment Corp.
filed 2009-11-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(703) 373-0200

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 30, 2009:

Title	Outstanding
Class A Common Stock	7,353,972 shares
Class B Common Stock	566,112 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$13,299	$254,653
Receivables:
Interest	1,111	1,378
Other	60	32,571
Investments:
Mortgage-backed securities, at fair value	173,895	594,294
U.S. Treasury bonds, at fair value	—	550,000
Equity investments, at fair value	87,497	—
Trading securities, at fair value	—	17,954
Long-term and other investments	2,563	54,976
Derivative assets, at fair value	—	264
Intangible assets, net	—	8,943
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $160 and $40,265, respectively	114	24,442
Prepaid expenses and other assets	4,786	20,816

Total assets	$283,325	$1,560,291

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$100,000	$1,063,040
Trading account securities sold, but not yet purchased, at fair value	—	8,325
Derivative liabilities, at fair value	—	56
Interest payable	129	2,064
Accrued compensation and benefits	7,360	47,259
Due to clearing broker	—	3,009
Accounts payable, accrued expenses and other liabilities	22,041	38,925
Long-term debt	16,816	254,357

Total liabilities	146,346	1,417,035

Commitments and Contingencies (Note 7)
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 7,354,075 and 7,382,265 shares issued and outstanding, respectively(1)	74	74
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,115 and 578,584 shares issued and outstanding, respectively(1)	6	6
Additional paid-in capital(1)	1,505,787	1,494,642
Accumulated other comprehensive income (loss), net of taxes	289	(118)
Accumulated deficit	(1,369,177)	(1,481,021)

Total Arlington Asset shareholders’ equity	136,979	13,583
Noncontrolling interest	—	129,673

Total equity	136,979	143,256

Total liabilities and equity	$283,325	$1,560,291

(1)	Reflects the impact of 1-for-20 reverse stock split effective October 6, 2009. See Note 11, Subsequent Events.

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues:
Capital markets	$—	$50,694
Principal investment:
Interest	3,719	23,173
Net investment income (loss)	19,737	(153,110)
Dividends	—	158
Other	—	739

Total revenues (loss)	23,456	(78,346)
Interest expense	310	25,387

Revenues (loss), net of interest expense	23,146	(103,733)

Non-Interest Expenses:
Compensation and benefits	2,735	61,111
Professional services	878	10,442
Business development	16	5,262
Clearing and brokerage fees	—	3,834
Occupancy and equipment	94	8,282
Communications	100	5,773
Other operating expenses	1,163	6,668

Total non-interest expenses	4,986	101,372

Operating income (loss)	18,160	(205,105)

Other Income (Loss):
Loss on subsidiary share transactions	(116)	—
Gain on extinguishment of long-term debt	27,982	4,078
Other loss	(4)	(4)

Income (loss) before income taxes	46,022	(201,031)
Income tax provision (benefit)	3,585	(18,123)

Net income (loss)	42,437	(182,908)
Less: Net loss attributable to the noncontrolling interest of consolidated subsidiary	—	(13,886)

Net income (loss) attributable to Arlington Asset shareholders	$42,437	$(169,022)

Basic earnings (loss) per share attributable to Arlington Asset(1)	$5.51	$(22.34)

Diluted earnings (loss) per share attributable to Arlington Asset(1)	$5.38	$(22.34)

Weighted average shares outstanding (in thousands):
Basic(1)	7,705	7,565

Diluted(1)	7,895	7,565

(1)	Reflects the impact of 1-for-20 reverse stock split effective October 6, 2009. See Note 11, Subsequent Events.

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues:
Capital markets	$81,075	$207,766
Principal investment:
Interest	7,600	70,867
Net investment income (loss)	15,754	(173,311)
Dividends	108	497
Other	—	3,095

Total revenues	104,537	108,914
Interest expense	3,656	70,895

Revenues, net of interest expense	100,881	38,019

Non-Interest Expenses:
Compensation and benefits	73,466	192,035
Professional services	12,871	33,401
Business development	13,139	24,368
Clearing and brokerage fees	5,950	10,857
Occupancy and equipment	13,573	26,051
Communications	8,964	18,046
Other operating expenses	10,099	19,107

Total non-interest expenses	138,062	323,865

Operating loss	(37,181)	(285,846)

Other Income (Loss):
Loss on subsidiary share transactions	(10,028)	(189)
Gain on extinguishment of long-term debt	160,435	4,078
Other (loss) income	(11)	73,030

Income (loss) before income taxes	113,215	(208,927)
Income tax provision (benefit)	12,830	(28,903)

Net income (loss)	100,385	(180,024)
Less: Net loss attributable to the noncontrolling interest of consolidated subsidiary	(11,459)	(31,053)

Net income (loss) attributable to Arlington Asset shareholders	$111,844	$(148,971)

Basic earnings (loss) per share attributable to Arlington Asset(1)	$14.58	$(19.71)

Diluted earnings (loss) per share attributable to Arlington Asset(1)	$14.28	$(19.71)

Weighted average shares outstanding (in thousands):
Basic(1)	7,673	7,557

Diluted(1)	7,830	7,557

(1)	Reflects the impact of 1-for-20 reverse stock split effective October 6, 2009. See Note 11, Subsequent Events.

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)(1)	Class A Amount ($)(1)	Class B Common Stock (#)(1)	Class B Amount ($)(1)	Additional Paid-In Capital(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balances, December 31, 2007	6,963,323	$70	630,812	$6	$1,470,244	$(13,071)	$(1,063,558)	$243,061	$636,752

Net loss	—	—	—	—	—	—	(417,463)	(86,867)	(504,330)	$(504,330)
Conversion of Class B shares to Class A shares	52,229	—	(52,228)	—	—	—	—	—	—	—
Issuance of Class A common stock	393,381	4	—	—	506	—	—	—	510	—
Forfeitures of Class A common stock	(20,702)	—	—	—	(1,739)	—	—	—	(1,739)	—
Repurchase of Class A common stock	(5,966)	—	—	—	(48)	—	—	—	(48)	—
Stock compensation expense for stock options	—	—	—	—	108	—	—	—	108	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	14,408	—	—	—	14,408	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	11,163	—	—	—	11,163	—
Net decrease in equity related to subsidiary stock compensation transactions	—	—	—	—	—	—	—	(26,430)	(26,430)	—
Other comprehensive income:
Net change in unrealized loss on available-for-sale investment securities, (net of taxes of -0-)	—	—	—	—	—	(227)	—	(91)	(318)	(318)
Net change in unrealized gain on cash flow hedges (net of taxes of $-0-)	—	—	—	—	—	13,180	—	—	13,180	13,180

Comprehensive loss										$(491,468)

Balances, December 31, 2008	7,382,265	$74	578,584	$6	$1,494,642	$(118)	$(1,481,021)	$129,673	$143,256
Net income (loss)	—	—	—	—	—	—	111,844	(11,459)	100,385	$100,385
Conversion of Class B shares to Class A shares	12,469	—	(12,469)	—	—	—	—	—	—	—
Issuance of Class A common stock	1,816	—	—	—	364	—	—	—	364	—
Retirement of Class A common stock	(27,500)	—	—	—	(275)	—	—	—	(275)	—
Forfeitures of Class A common stock	(14,975)	—	—	—	(194)	—	—	—	(194)	—
Stock compensation expense for stock options	—	—	—	—	23	—	—	—	23	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	6,169	—	—	—	6,169	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	5,058	—	—	—	5,058	—
Elimination of noncontrolling interest resulting from sale of majority stake in subsidiary	—	—	—	—	—	—	—	(118,269)	(118,269)	—
Other comprehensive income:
Net change in unrealized (loss) gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	407	—	55	462	462

Comprehensive income										$100,847

Balances, September 30, 2009	7,354,075	$74	566,115	$6	$1,505,787	$289	$(1,369,177)	$—	$136,979

(1)	Reflects the impact of 1-for-20 reverse stock split effective October 6, 2009. See Note 11, Subsequent Events.

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$100,385	$(180,024)
Non-cash items included in net income (loss):
Gain on extinguishment of long-term debt	(160,435)	—
Net investment (income) loss from investments, mortgage-backed securities, incentive allocations and fees	(14,749)	178,055
Depreciation and amortization	4,718	7,710
Gain on disposition of subsidiary	—	(73,040)
Other	23,792	32,569
Changes in operating assets:
Receivables:
Interest	(51)	1,139
Other	(898)	(364,309)
Due from/to clearing broker	(7,132)	(24,227)
Trading securities, at fair value	(26,517)	(6,035)
Prepaid expenses and other assets	6,313	4,023
Changes in operating liabilities:
Trading account securities sold but not yet purchased, at fair value	12,339	4,395
Accounts payable, accrued expenses and other liabilities	2,988	(23,565)
Accrued compensation and benefits	(15,165)	(10,740)

Net cash used in operating activities	(74,412)	(454,049)

Cash flows from investing activities:
Purchases of mortgage-backed securities	(397,767)	(2,266,616)
Receipt of principal payments on mortgage-backed securities	15,105	210,827
Proceeds from sales of mortgage-backed securities	806,408	1,107,155
Proceeds from U.S. treasury bond maturities	550,000	—
Purchases of long-term investments	—	(7,287)
Proceeds from sales of and distributions from long-term investments	14,166	31,618
Deconsolidation of FBR Capital Markets cash balance	(122,752)	—
Other	(937)	(3,758)

Net cash provided by (used in) investing activities	864,223	(928,061)

Cash flows from financing activities:
Repayments of long-term debt	(75,769)	(3,630)
(Repayments of) proceeds from repurchase agreements, net	(963,040)	920,084
Repurchase of subsidiary stock	(73,300)	—
Proceeds from subsidiary stock transactions	80,944	458

Net cash (used in) provided by financing activities	(1,031,165)	916,912

Net decrease in cash and cash equivalents	(241,354)	(465,198)
Cash and cash equivalents, beginning of period	254,653	692,360

Cash and cash equivalents, end of period	$13,299	$227,162

Supplemental Cash Flow Information:
Cash payments for interest	$3,592	$66,957
Cash payments for taxes	$1,623	$667

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman, Billings, Ramsey Group, Inc. (FBR Group), and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with (i) the Company’s audited consolidated financial statements and notes thereto included in Annual Report on Form 10-K for the year ended December 31, 2008 and (ii) FBR Capital Markets Corporation’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

Prior to May 20, 2009, the Company consolidated the results of its former subsidiary, FBR Capital Markets Corporation (FBR Capital Markets) because the Company’s wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holdings), owned approximately 56% of the outstanding shares of FBR Capital Markets’ common stock. The Company liquidated 16,667,000 and 1,500,000 shares of FBR Capital Markets common stock on May 20, and June 19, 2009, respectively, resulting in remaining holdings representing an approximately 39% and 24% interest in FBR Capital Markets, respectively. The sale of 16,667,000 shares on May 20, 2009 was to FBR Capital Markets. As a result, effective May 20, 2009, the Company no longer had majority control of FBR Capital Markets and therefore, deconsolidated the results of FBR Capital Markets’ activities in preparing the Company’s unaudited condensed consolidated financial statements. In addition, on July 15, 2009, the Company liquidated an additional 411,032 shares of FBR Capital Markets stock at a price of $4.42 per share in connection with the over-allotment option that was granted to the underwriters under the underwriting agreement entered into on June 15, 2009.

Historically, the Company has conducted its business within four reportable segments: capital markets, asset management, principal investing and mortgage banking operations. In January 2008, as a result of the filing of a voluntary petition for bankruptcy protection by First NLC Financial Services, LLC (First NLC), the Company deconsolidated First NLC, which included the origination and sale of non-conforming residential mortgage loans and was previously reported as the mortgage banking segment. Due to organizational changes effective January 1, 2009, the Company’s chief operating decision maker reviewed financial information within two reportable segments: capital markets and principal investing. The capital markets segment included the operations of FBR Capital Markets and its subsidiaries, and included the asset management and principal investing operations by FBR Capital Markets, which were previously reported separately. Accordingly, as of January 1, 2009, the Company had reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in amended accounting principles related to disclosures about segments of an enterprise and related information. As a result of the Company’s sale of its majority ownership interest in and resulting deconsolidation of FBR Capital Markets on May 20, 2009, the capital markets segment is no longer a reportable segment subsequent to May 20, 2009.

On January 1, 2009, the Company adopted amended accounting principles related to noncontrolling interests in consolidated financial statements. This amendment clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Accordingly, the Company reclassified its noncontrolling interest in its former subsidiary, FBR Capital Markets, as a component of equity in the consolidated financial statements for the applicable periods.

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

Fair Value of Financial Instruments

The Company adopted amended accounting principles related to fair value measurements as of January 1, 2008. This amendment defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. This amendment also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

The Company determines fair values for the following assets and liabilities discussed below in accordance with amended accounting principles related to fair value measurements:

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

Derivative instruments—In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with amended accounting principles related to accounting for derivative instruments and hedging activities. These derivatives are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations which are model based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Equity investments, at fair value—The Company’s equity investments, at fair value, consist of its investment in FBR Capital Markets which is classified within Level 1 of the fair value hierarchy as it is valued using quoted market prices. With the sale of FBR Capital Markets stock on May 20, 2009 and resulting deconsolidation, the Company elected to adopt the provisions of amended accounting principles related to the fair value option for financial assets and financial liabilities to its remaining investment in FBR Capital Markets stock. In accordance with the provisions of this amendment, the Company records unrealized gains and losses resulting from the change in the fair value of FBR Capital Markets stock in earnings, as a component of investment income or loss, in the respective reporting period.

Other—Cash and cash equivalents, restricted cash, interest receivable, reverse repurchase agreements, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short-term nature of these instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$13,299	$13,299	$254,653	$254,653
Non-interest bearing receivables	60	60	32,571	32,571
MBS	173,895	173,895	594,294	594,294
U.S. Treasury bonds	—	—	550,000	550,000
Trading securities	—	—	9,629	9,629
Equity, long-term and other investments	90,060	90,060	54,976	54,976
Derivative assets	—	—	264	264

Financial liabilities:
Repurchase agreements	100,000	100,000	1,063,040	1,063,040
Long-term debt	16,816	16,816	254,357	254,357
Derivative liabilities	—	—	56	56

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments accounted for under amended accounting principles related to fair value measurements as of September 30, 2009 and December 31, 2008. As required by this amendment, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Mortgage-backed securities, at fair value:
Agency	$118,149	$—	$118,149	$—
Other private label	55,746	—	—	55,746

Total	173,895	—	118,149	55,746
Equity investments, at fair value:
FBR Capital Markets	87,497	87,497	—	—

Total	$261,392	$87,497	$118,149	$55,746

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $55,746, or 19.68% of the Company’s total assets as of September 30, 2009.

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

Level 3 Financial Assets and Liabilities

Items Measured at Fair Value on a Recurring Basis

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis, for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009
	MBS	Long-Term Investments	Other	Total
Beginning balance, July 1, 2009	$29,944	$—	$—	$29,944
Total net gains (losses) (realized/unrealized)
Included in earnings	3,151	—	—	3,151
Included in other comprehensive income	685	—	—	685
Net transfers in	—	—	—	—
Net purchases, issuances, settlements, principal payoffs, and amortization/accretion of premium/discount	21,966	—	—	21,966

Ending balance, September 30, 2009	$55,746	$—	$—	$55,746

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$244	$—	$—	$244

	Three Months Ended September 30, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance, July 1, 2008	$4,634	$7,831	$16,462	$28,927
Total net losses (realized/unrealized)
Included in earnings	(1,233)	(549)	(776)	(2,558)
Included in other comprehensive income	—	—	—	—
Net transfers in	204,477	—	—	204,477
Net purchases, issuances, settlements, principal payoffs, and amortization/accretion of premium/discount	—	(590)	(468)	(1,058)

Ending balance, September 30, 2008	$207,878	$6,692	$15,218	$229,788

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(10,119)	$(2)	$(562)	$(10,683)

	Nine Months Ended September 30, 2009
	MBS	Long-Term Investments	Other	Total
Beginning balance, January 1, 2009	$65,886	$—	$3,207	$69,093
Total net gains (losses) (realized/unrealized)
Included in earnings	4,981	—	(117)	4,864
Included in other comprehensive income	727	—	—	727
Net transfers in	—	—	—	—
Net purchases, issuances, settlements, principal payoffs, and amortization/accretion or premium/discount	(15,848)	—	(192)	(16,040)
Deconsolidation of FBR Capital Markets	—	—	(2,898)	(2,898)

Ending balance, September 30, 2009	$55,746	$—	$—	$55,746

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$561	$—	$—	$561

	Nine Months Ended September 30, 2008
	MBS	Long-Term Investments	Other	Total
Beginning balance, January 1, 2008	$10,638	$19,049	$18,567	$48,254
Total net losses (realized/unrealized)
Included in earnings	(7,002)	(10,006)	(2,893)	(19,901)
Included in other comprehensive income	—	—	—	—
Net transfers in	204,477	—	—	204,477
Net purchases, issuances, settlements, principal payoffs, and amortization/accretion of premium/discount	(235)	(2,351)	(456)	(3,042)

Ending balance, September 30, 2008	$207,878	$6,692	$15,218	$229,788

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(87,436)	$(8,660)	$(2,426)	$(98,522)

Gains and losses included in earnings for the three and nine months ended September 30, 2009 and 2008 are reported in the following income statement line descriptions as follows:

	Principal investment-Net investment income (loss)		Capital markets		Principal investment-Net investment income (loss)		Capital markets
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Total gains (losses) included in earnings for the period	$3,151	$(1,233)	$—	$(1,325)	$4,981	$(15,642)	$(117)	$(4,259)

Change in unrealized gains relating to assets still held at reporting date	$244	$(10,119)	$—	$(564)	$561	$(96,075)	$—	$(2,447)

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

For the three months ended September 30, 2009 and 2008, the Company recognized the following change in carrying value of those assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at September 30, 2009				Three months ended September 30, 2009
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$452	$—	$—	$452	$ (86)

	Fair Value Measurements at September 30, 2008				Three months ended September 30, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$23,283	$—	$—	$23,283	$(14,205)

For the nine months ended September 30, 2009 and 2008, the Company recognized the following change in carrying value of those assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at September 30, 2009				Nine months ended September 30, 2009
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$452	$—	$—	$452	$ (1,086)

	Fair Value Measurements at September 30, 2008				Nine months ended September 30, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$28,533	$—	$—	$28,533	$(20,919)

Mortgage-Backed Securities, at Fair Value

Mortgage-backed securities, at fair value(1) (2), consisted of the following as of the dates indicated:

	September 30, 2009					December 31, 2008
	Balance	Net Unamortized Premium (Discount)	Percent	WAL	Weighted Average Rating	Balance	Net Unamortized Premium (Discount)	Percent	WAL	Weighted Average Rating
Fannie Mae	$117,738	$3,765	67.70%	3.94	AAA	$528,408	$—	88.90%	2.24	AAA
Freddie Mac	411	—	0.20%	0.08	AAA	—	—	—	—	—
Private-label	55,746	(70,100)	32.10%	4.63	CCC	65,886	—	11.10%	4.34	BB

	$173,895	$(66,335)	100.00%			$594,294	$—	100.00%

(1)	The Company’s MBS portfolio is primarily comprised of agency MBS. The weighted-average coupon of the MBS portfolio at September 30, 2009 and December 31, 2008 was 5.34% and 2.44%, respectively.
(2)	As of September 30, 2009 and December 31, 2008, $106,501 and $568,493, respectively, each representing fair value of the Company’s MBS investments were pledged as collateral for repurchase agreements.

Equity investments, at Fair Value

Equity investments, at fair value, consisted of the following as of the dates indicated:

	September 30, 2009	December 31, 2008
FBR Capital Markets(1)	$87,497	$—

(1)	The fair value is based on the closing price of $5.93 at September 30, 2009.

Long-Term and Other Investments

The Company’s long-term and other investments consist of marketable equity investments, which are valued at fair value on a recurring basis and other long-term investments, which are fair valued on a non-recurring basis. The Company’s long-term and other investments consisted of the following as of the dates indicated:

	September 30, 2009	December 31, 2008
Long-term marketable equity investments	$—	$1,043
Non-public equity securities	1,479	38,203
Preferred equity investment	—	1,000
Investments funds	1,084	14,730

	$2,563	$54,976

The Company’s available-for-sale securities consist primarily of MBS and equity investments in publicly traded companies. In accordance with amended accounting principles related to accounting for certain investments in debt and equity securities, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	September 30, 2009
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$173,606	$849	$(560)	$173,895

(1)	The amortized cost of MBS includes unamortized net discounts of $66,335 at September 30, 2009.

	December 31, 2008
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
Mortgage-backed securities(1)	$594,286	$8	$—	$594,294
Marketable equity securities	1,260	—	(217)	1,043

	$595,546	$8	$(217)	$595,337

(1)	The amortized cost of MBS includes no unamortized premiums/discounts at December 31, 2008.

The following table provides further information regarding the duration of unrealized losses as of September 30, 2009:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Mortgage-backed securities	$127,005	$(560)	$126,445	$—	$—	$—

The Company recorded no other-than-temporary impairments on MBS investments during the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, the Company recorded other-than-temporary impairment losses of $110,433 and $116,617, respectively, related to continued deterioration in credit quality on certain MBS investments with an original cost basis of $2,194,066 and $2,199,983, respectively.

For the three and nine months ended September 30, 2009, the Company recorded no other-than-temporary impairment losses on marketable equity securities. There are no marketable equity securities in unrealized loss positions as of September 30, 2009. For the three and nine months ended September 30, 2008, the Company recorded other-than-temporary impairment losses of $2,072 on marketable equity securities with an original cost basis of $4,863. During the nine months ended September 30, 2008, the Company also recognized other-than-temporary impairment losses of $8,640 in a residual interest in a securitization of non-prime mortgage loans. No such losses were recognized for the three months ended September 30, 2008.

For investments carried at cost, at each reporting date, the Company evaluates its portfolio of such investments for impairment, including consideration of the severity and duration of factors affecting the fair value of these investments. During the three months ended September 30, 2009 and 2008, the Company recorded other-than-temporary impairment losses of $86 and $14,205, respectively, in the consolidated statements of operations, reflecting the Company’s evaluation of the estimated fair value of private equity investments with a remaining cost basis of $452 and $23,283, respectively. During the nine months ended September 30, 2009 and 2008, the Company recorded other-than-temporary impairment losses of $1,086 and $20,918, respectively, in the consolidated statements of operations, reflecting the Company’s evaluation of the estimated fair value of private equity investments with a remaining cost basis of $452 and $28,533, respectively.

During the three months ended September 30, 2009, the Company received $232,065 from sales of MBS, resulting in gross gains and losses of $2,907 and $1,471, respectively, and received $407 from sales of marketable equity securities, resulting in gross gains of $114 and no losses. During the three months ended September 30, 2008, the Company received $703,697 from sales of MBS, resulting in no gains and gross losses of $24,474, respectively. There were no sales of the Company’s marketable equity securities during the three months ended September 30, 2008.

During the nine months ended September 30, 2009, the Company received $806,408 from sales of MBS, resulting in gross gains and losses of $4,253 and $3,055, respectively, and received $1,138 from sales of marketable equity securities, resulting in gross gains of $170 and no losses, respectively. During the nine months ended September 30, 2008, the Company received $1,107,155 from sales of MBS, resulting in gross gains and losses of $357 and $24,557, respectively, and received $19,065 from sales of marketable equity securities, resulting in gross gains of $1,483 and no losses, respectively.

3. Borrowings:

Repurchase Agreements

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	September 30, 2009	December 31, 2008
Outstanding balance	$100,000	$1,063,040
Value of assets pledged as collateral:
Agency mortgage-backed securities	106,501	528,111
Non-agency mortgage-backed securities	—	40,381
U.S. Treasury bonds	—	550,000
Weighted-average rate	0.33%	0.44%
Weighted-average term to maturity	14.0 days	14.3 days

	September 30, 2009	September 30, 2008
Weighted-average outstanding balance during the three months ended	$100,575	$2,993,800
Weighted-average rate during the three months ended	0.44%	2.53%
Weighted-average outstanding balance during the nine months ended	$78,863	$2,367,642
Weighted-average rate during the nine months ended	0.69%	2.87%

As of September 30, 2009, the Company had no amount at risk greater than 10% of equity. As of December 31, 2008, the amount at risk related to $334,908 of repurchase agreements with Barclays Capital Inc. was $28,069, or 19.59% of the Company’s equity with a weighted average maturity of 26 days.

Long-term Debt

As of September 30, 2009 and December 31, 2008, the Company had $15,000 and $251,689, respectively, of outstanding long-term debt (Trust Preferred securities) issued by FBR TRS Holdings. The Trust Preferred securities accrue and require payments of interest quarterly at an annual rate of three-month London Interbank Offer Rate (LIBOR) plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.26% and 5.65% as of September 30, 2009 and December 31, 2008, respectively. These borrowings mature between 2033 and 2035, and are redeemable, in whole or in part, without penalty, currently or in 2010. During the three and nine months ended September 30, 2009, the Company did not issue additional long-term debentures.

During the three and nine months ended September 30, 2009, the Company extinguished $35,000 and $236,689 of Trust Preferred securities, respectively, at a gain of $27,982 and $160,435, respectively. During the three and nine months ended September 30, 2008, the Company extinguished $6,750 of Trust Preferred securities at a gain of $4,078.

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

The total income tax provision recorded for the three and nine months ended September 30, 2009 was $3,585 and $12,830, respectively. The total income tax benefit recorded for the three and nine months ended September 30, 2008 was $18,123 and $28,903, respectively. The Company generated pre-tax book income (loss) of $46,022 and ($44,207) in the three months ended September 30, 2009 and 2008, respectively. In the nine months ending September 30, 2009 and 2008, the Company generated pre-tax book income (loss) of $113,215 and ($22,751), respectively. The 2008 balances include only the former taxable REIT subsidiaries, including FBR TRS Holdings and FBR Capital Markets.

The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 was 11.4% and 127.0%, respectively. The effective tax rate for the nine months ended September 30, 2008 represents tax only on the former taxable REIT subsidiaries. The effective tax rate during these periods differed from statutory tax rates primarily due to the full valuation allowance on the tax benefit of the book losses incurred in the current period, recognition of a liability for unrecognized tax benefits, and the expected tax liability related to domestic operations due to projected taxable income for 2009 that will be subject to alternative minimum tax. The effective tax rate for the nine months ended September 30, 2008 differed from statutory tax rates due to the effects of amended accounting principles related to share-based payment, as restricted stock awards vested at share prices lower than original grant date prices. The Company expects to realize a portion of the tax benefits of the federal and state net NOLs in 2009, which are reflected in the Company’s projected effective tax rate for the year. The Company will continue to provide a valuation allowance against the other deferred tax assets since the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company adopted amended accounting principles related to accounting for uncertainty in income taxes effective January 1, 2007. The total unrecognized tax benefit as of January 1, 2007, that, if recognized, would affect the Company’s effective tax rate was immaterial. The Company estimates that, as of September 30, 2009, the range within which unrecognized tax benefits related to the recognition of income between members of the consolidated group is $-0- to approximately $14,500, of which the Company has reserved $11,306. The Company continues to record interest and penalties in other operating expenses in the statements of operations. The total amount of accrued interest refund and penalties as of the date of adoption was immaterial.

5. Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share include the impact of dilutive securities such as stock options and unvested shares of restricted stock. The following table presents the computations of basic and diluted earnings per share, adjusted for the 1-for-20 reverse stock split effective October 6, 2009, for the periods indicated:

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding (in thousands):
Common stock	7,705	7,705	7,565	7,565
Stock options and unvested restricted stock	—	190	—	—

Weighted average common and common equivalent shares outstanding	7,705	7,895	7,565	7,565

Net income (loss) applicable to common stock	$42,437	$42,437	$(169,022)	$(169,022)

Earnings (loss) per common share	$5.51	$5.38	$(22.34)	$(22.34)

	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding (in thousands):
Common stock	7,673	7,673	7,557	7,557
Stock options and unvested restricted stock	—	157	—	—

Adjusted weighted average common and common equivalent shares outstanding	7,673	7,830	7,557	7,557

Net income (loss) applicable to common stock	$111,844	$111,844	$(148,971)	$(148,971)

Earnings (loss) per common share	$14.58	$14.28	$(19.71)	$(19.71)

As of September 30, 2009 and 2008, there were 10,312 and 35,812, as adjusted for 1-for-20 reverse stock split, of options to purchase shares of common stock outstanding, respectively. See Note 8 for additional information regarding outstanding restricted stock and Note 11 for additional information regarding the reverse stock split.

6.	Investment in FBR Capital Markets:

As discussed above, the Company historically consolidated the results of operations of its former subsidiary, FBR Capital Markets, because the Company’s wholly-owned subsidiary, FBR TRS Holdings, owned approximately 56% of the outstanding shares of FBR Capital Markets’ common stock. The Company liquidated 16,667,000 and 1,500,000 shares of FBR Capital Markets common stock on May 20, and June 19, 2009, respectively, resulting in remaining holdings representing an approximately 39% and 24% interest in FBR Capital Markets, respectively. As a result, effective May 20, 2009, the Company no longer had majority control of FBR Capital Markets and therefore, deconsolidated the results of FBR Capital Markets’ activities in preparing the Company’s consolidated financial statements.

With the sale of FBR Capital Markets stock on May 20, 2009 and resulting deconsolidation, the Company elected to adopt the provisions of amended accounting principles related to the fair value option for financial assets and financial liabilities to apply fair value accounting for the remaining shares of its FBR Capital Markets stock. In accordance with this amendment, the Company records unrealized gains and losses resulting from the change in the fair value of FBR Capital Markets stock in earnings, as a component of investment income or loss, in the respective reporting period. The provisions of this amendment require a disclosure of summarized financial information of FBR Capital Markets in the Company’s consolidated financial statements. The table below presents summarized financial information of FBR Capital Markets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
FBR Capital Markets’ statement of operations data:
Total revenues	$71,440	$50,694	$168,671	$207,766
Revenues, net of interest expense	71,440	45,555	168,419	200,089
Loss before income taxes	(6,958)	(46,682)	(44,156)	(92,886)
Net loss	(6,970)	(28,560)	(44,881)	(63,983)

On July 15, 2009, the Company liquidated an additional 411,032 shares of FBR Capital Markets stock at a price of $4.42 per share in connection with the over-allotment option that was granted to the underwriters under the underwriting agreement entered into on June 15, 2009. On October 20, 2009, the Company also entered into an underwriting agreement to sell the remaining interest in FBR Capital Markets. See Note 11, Subsequent Events, for additional information regarding subsequent sales of FBR Capital Markets stock.

On January 1, 2009, the Company adopted amended accounting principles related to noncontrolling interests in consolidated financial statements. This amendment clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Noncontrolling interest (formerly reported as minority interest) represents shares of common stock of FBR Capital Markets held by third-party investors. Accordingly, the Company reclassified its noncontrolling interest in its former subsidiary, FBR Capital Markets, as a component of equity in the consolidated financial statements for the applicable periods.

7.	Commitments and Contingencies:

Litigation

Except as described below, as of September 30, 2009, the Company was not a defendant or a plaintiff in any lawsuits or arbitrations or involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its businesses. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Shareholders’ Derivative Actions

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski. The Company was named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. The Company’s Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in the Company’s best interests. The special committee concluded that the litigation was not in the Company’s best interest. On December 8, 2008, the Company moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied the Company’s motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. On August 14, 2009, the Company filed an answer to the amended complaint and the individual defendants filed a demurrer to the amended complaint. The likely outcome of this action or its likely impact on the Company’s results of operations at this time cannot be predicted.

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

Dividends

There were no dividends declared for the three and nine month period ended September 30, 2009. Pursuant to the Company’s variable dividend policy, the Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. No dividends were declared or paid during 2008.

Stock Compensation Plans

Restricted Stock

From time to time, the Company grants shares of the its restricted Class A common stock to employees under the Company’s Long-Term Incentive Plan that vest ratably over a three-year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the three and nine months ended September 30, 2009, the Company did not grant any shares of such restricted Class A common stock. During the three and nine months ended September 30, 2008 the Company granted 122 and 387,816 shares, adjusted for 1-for-20 reverse stock split effective October 6, 2009, respectively, of such restricted Class A common stock at weighted average share price of $35.60 and $58.20, adjusted for 1-for-20 reverse stock split effective October 6, 2009, per share, respectively.

As of September 30, 2009 and December 31, 2008, a total of 264,501 and 411,819 shares, adjusted for 1-for-20 reverse stock split effective October 6, 2009, respectively, of such restricted Class A common stock were outstanding with total unrecognized compensation cost related to unvested shares of $5,192 and $11,382, respectively. The total unrecognized cost is expected to be recognized over a weighted average period of 1.4 years.

For the three months ended September 30, 2009 and 2008, the Company recognized $1,516 and $3,870 of compensation expense related to its restricted stock, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized $5,848 and $9,511 of compensation expense related to its restricted stock, respectively.

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 700,000 shares of the Company’s Class A common stock from time to time. In 2007, the Company’s Board of Directors authorized an additional share repurchase program in which the Company may repurchase up to 5,000,000 shares of the Company’s Class A common stock. During the three and nine months ended September 30, 2009, the Company had no share repurchases and had the authority to repurchase 3,811,863 shares.

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

Subject to the terms, provisions and conditions of the Rights Plan, and taking into account our 1-for-20 reverse stock split that was effected on October 6, 2009 (see Note 11, Subsequent Events), if the Rights become exercisable, each Right would represent the right to purchase from the Company one ten-thousandth of a share of Series A Junior Preferred Stock for a purchase price of $3.00 each, subject to adjustment in accordance with the terms of the Rights Plan. Each post-split share of Class A and Class B common stock is now associated with, and now trades with, 20 Rights. If issued, each 20 fractional shares of preferred stock would give the shareholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a Right does not give its holder any rights as a shareholder of the Company, including without limitation any dividend, voting or liquidation rights.

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

Historically, the Company has conducted its business within four reportable segments: capital markets, asset management, principal investing and mortgage banking operations. In January 2008, as a result of filing a voluntary petition for bankruptcy protection by First NLC, the Company deconsolidated First NLC, which included the origination and sale of non-conforming residential mortgage loans and was previously reported as the mortgage banking segment. Due to organizational changes effective January 1, 2009, the Company’s chief operating decision maker reviewed financial information within two reportable segments: capital markets and principal investing. The capital markets segment included the operations of FBR Capital Markets, the Company’s former subsidiary, and its subsidiaries, and included the asset management and principal investing operations by FBR Capital Markets, which were previously reported separately. Accordingly, as of January 1, 2009, the Company had reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in amended accounting principle related to disclosures about segments of an enterprise and related information. As a result of the Company’s sale of its majority ownership interest in and resulting deconsolidation of FBR Capital Markets on May 20, 2009, the capital markets segment is no longer a reportable segment subsequent to May 20, 2009.

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

	Principal Investing	Capital Markets	Other	Consolidated Totals
Three months ended September 30, 2009
Net revenues	$23,146	$—	$—	$23,146
Operating income	18,160	—	—	18,160
Three months ended September 30, 2008
Net revenues	(149,978)	45,555	690	(103,733)
Operating loss	(157,728)	(46,682)	(695)	(205,105)
Nine months ended September 30, 2009
Net revenues(1)	20,057	80,824	—	100,881
Operating loss(1)	(11,598)	(25,583)	—	(37,181)
Nine months ended September 30, 2008
Net revenues	(164,505)	200,089	2,435	38,019
Operating loss	(189,150)	(92,886)	(3,810)	(285,846)

(1)	Net revenues and operating loss for the capital markets segment reflects the results of FBR Capital Markets’ activities prior to the deconsolidation on May 20, 2009.

10.	Recent Accounting Pronouncements:

In June 2009, the FASB issued amended accounting principles related to accounting for transfers of financial assets. This amendment improves financial reporting by eliminating the exceptions for qualified special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, comparability and consistency in accounting for transferred financial assets will be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective January 1, 2010 for the Company. Earlier application is prohibited and it must be applied to transfers occurring on or after the effective date. The Company is evaluating the impact of adoption of the amendment on its consolidated financial statements.

In June 2009, the FASB issued amended accounting principles related to the consolidation of variable-interest entities. This amendment replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. The amendment is effective as of January 1, 2010 for the Company. The Company is evaluating the impact of adoption of the amendment on its consolidated financial statements.

In June 2009, the FASB has issued guidance related to the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. This guidance establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company implemented the Codification in this quarterly report.

11.	Subsequent Events:

The Company evaluated subsequent events through November 9, 2009, the date the financial statements were issued.

On October 1, 2009, the Company announced a 1-for-20 reverse split of its Class A and Class B common stock in accordance with the previously approved shareholder authorization. The reverse stock split was effective October 6, 2009. Upon the effectiveness of the reverse stock split, each twenty shares of issued and outstanding common stock were converted into one share of common stock. The Company did not issue fractional shares and shareholders received a cash payment for fractional shares based on the split-adjusted average price of the Class A common stock before the effective time. The reverse split reduced the number of shares of the Company’s common stock outstanding from approximately 160 million to approximately 8 million. Proportional adjustments were made to outstanding stock options and other equity incentive awards and equity compensation plans. The number of authorized shares of common stock did not change.

On October 28, 2009, the Company announced the closing on the sale of 14,755,017 shares of FBR Capital Markets common stock at $6.00 per share in an underwritten public offering. Proceeds to the Company, after the underwriting discount but before expenses, were $84,104. The net price per share after the underwriting discount to the Company of $5.70, is less than the carrying value of the FBR Capital Markets stock of $5.93 at September 30, 2009, and will result in the Company recording a pre-tax book loss of $3,394 during the quarter ending December 31, 2009. These shares represented the Company’s remaining interest in FBR Capital Markets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the unaudited condensed consolidated financial condition and results of operations of Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman Billings Ramsey Group, Inc. (FBR Group) and its subsidiaries, including FBR Capital Markets Corporation (FBR Capital Markets) (unless the context otherwise provides, collectively, “we”, “us”, “our” or the “Company”), should be read in conjunction with (i) the Company’s audited consolidated financial statements and notes thereto included in Annual Report on Form 10-K for the year ended December 31, 2008 and (ii) FBR Capital Markets’ audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s unaudited condensed consolidated financial statements include the results of its former subsidiary, FBR Capital Markets through May 20, 2009. Prior to May 20, 2009, the Company’s wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holdings), owned approximately 56% of the outstanding shares of FBR Capital Markets. The Company liquidated 16,667,000 and 1,500,000 shares of FBR Capital Markets common stock on May 20 and June 19, 2009, respectively, resulting in remaining holdings representing an approximately 39% and 24% interest in FBR Capital Markets, respectively. The sale of 16,667,000 shares on May 20, 2009 was to FBR Capital Markets. As a result, effective May 20, 2009, the Company no longer had majority control of FBR Capital Markets and therefore, deconsolidated the results of FBR Capital Markets’ activities in preparing the Company’s consolidated financial statements. In addition, on July 15, 2009, the Company liquidated an additional 411,032 shares of FBR Capital Markets stock at a price of $4.42 per share in connection with the over-allotment option that was granted to the underwriters under the underwriting agreement entered into on June 15, 2009.

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

Business Strategy

The sale of FBR Capital Markets stock is in furtherance of the strategic shift the Company has initiated to focus on a principal investing strategy by monetizing our investment in FBR Capital Markets. Given recent dislocations in the capital markets, the Company seeks to benefit from potential high current cash returns available on mortgage investments. The Company plans to deploy the net cash proceeds for investments that offer current income as well as capital appreciation potential, and which may utilize the Company’s net operating loss carry-forwards (NOLs) and net capital loss carry-forwards (NCLs). The Company expects future investments to include non-agency residential mortgage-backed securities (MBS) and residential MBS guaranteed by a U.S. Government agency or U.S. Government-sponsored entity, among others. The Company may also consider opportunities for financial service operating businesses potentially in the form of a bank charter, and will seek to continue strengthening its balance sheet by converting long-term debt to equity through the extinguishment of the remaining $15.0 million Trust Preferred securities at a discount to face value.

Executive Summary

As discussed above, we liquidated an additional 411,032 shares of FBR Capital Markets stock at a price of $4.42 per share on July 15, 2009 in connection with the over-allotment option that was granted to the underwriters under the underwriting agreement entered into on June 15, 2009. We have continued our efforts to divest our holdings in FBR Capital Markets to further fund the principal investing strategy. Accordingly, on October 28, 2009, the Company announced the closing on the sale of 14,755,017 shares of FBR Capital Markets common stock at $6.00 per share in an underwritten public offering. Proceeds to the Company, after the underwriting discount but before expenses, were $84.1 million. The net price per share after the underwriting discount to the Company of $5.70, is less than the carrying value of the FBR Capital Markets stock of $5.93 at September 30, 2009, and will result in the Company recording a pre-tax book loss of $3.4 million during the quarter ending December 31, 2009. These shares represented the Company’s remaining interest in FBR Capital Markets.

During the quarter ended September 30, 2009, we recorded $18.1 million in unrealized gains resulting from the change in the fair value of FBR Capital Markets stock as a component of investment income on the income statement.

Our efforts to continue the extinguishment of the remaining Trust Preferred securities resulted in an additional extinguishment of $35.0 million of Trust Preferred securities at a gain of $28.0 million for the three months ended September 30, 2009. As of September 30, 2009, we have $15.0 million in remaining Trust Preferred securities.

The results of the Company’s operations, without the results of FBR Capital Markets’ operations, as compared to the results of consolidated operations as reported, for the three and nine months ended September 30, 2009 are as follows (dollars in thousands):

Pro Forma Results of Operations, Excluding FBR Capital Markets’ Operations

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Pro forma	As Reported	Pro forma	As Reported
Revenues:
Capital markets	$—	$—	$—	$81,075
Principal investment:
Interest	3,719	3,719	7,600	7,600
Net investment income	19,737	19,737	15,754	15,754
Dividends	—	—	108	108

Total revenues	23,456	23,456	23,462	104,537
Interest expense	310	310	3,405	3,656

Revenues, net of interest expense	23,146	23,146	20,057	100,881

Non-Interest Expenses:
Compensation and benefits	2,735	2,735	13,238	73,466
Professional services	878	878	5,997	12,871
Business development	16	16	7,900	13,139
Clearing and brokerage fees	—	—	—	5,950
Occupancy and equipment	94	94	416	13,573
Communications	100	100	247	8,964
Other operating expenses	1,163	1,163	3,857	10,099

Total non-interest expenses	4,986	4,986	31,655	138,062

Operating income (loss)	18,160	18,160	(11,598)	(37,181)

Other Income (Loss):
Loss on subsidiary share transactions	(116)	(116)	(10,028)	(10,028)
Gain on extinguishment of long-term debt	27,982	27,982	160,435	160,435
Other loss	(4)	(4)	(11)	(11)

Income before income taxes and noncontrolling interest	46,022	46,022	138,798	113,215
Income tax provision	3,585	3,585	12,029	12,830

Net income	$42,437	$42,437	$126,769	$100,385

With the Company’s sale of its majority ownership interest in and resulting deconsolidation of FBR Capital Markets activities effective May 20, 2009, the Company’s consolidated financial statements for the periods subsequent to May 20, 2009 no longer include the results of operations of FBR Capital Markets.

Beginning in the second quarter and continuing in the third quarter of 2009, we have continued our efforts to re-build our mortgage-backed securities (MBS) portfolio. Our strategy is to be selective in identifying non-agency senior MBSs that could provide attractive loss-adjusted yield on an unlevered basis. As of September 30, 2009, the Company had $55.7 million in unlevered non-agency MBS. We are also continuing to invest in agency MBS on a leveraged basis. As of September 30, 2009, the Company had $118.1 million in its agency MBS portfolio. We will continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments.

Principal Investing

Mortgage-Backed Securities

The Company recorded net interest income of $3.6 million and $7.7 million from MBS held in its principal investment portfolio for the three months ended September 30, 2009 and 2008, respectively. The Company recorded net interest income of $7.2 million and $22.6 million from MBS held in its principal investment portfolio for the nine months ended September 30, 2009 and 2008, respectively. The decrease in net interest income during the three and nine months ended September 30, 2009 is due mainly to the decrease in the average balance of MBS investments held in our portfolio offset by the increase in the average yield.

Merchant Banking and Other Investments

The total value of our merchant banking portfolio and other investments was $90.1 million as of September 30, 2009. Of this total, $87.5 million represents an investment in FBR Capital Markets, $1.5 million was held in the merchant banking portfolio and $1.1 million was held in alternative asset funds. There were no unrealized losses in the merchant banking portfolio included in accumulated other comprehensive income (AOCI) as of September 30, 2009.

During the three and nine months ended September 30, 2009, we recorded $0.5 million and $2.0 million, respectively, in other-than-temporary impairment write-downs as part of the Company’s quarterly assessments of unrealized losses in its merchant banking and other investment portfolio.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

The Company had net income of $42.4 million in the third quarter of 2009 versus a net loss of $169.0 million in the third quarter of 2008. Net income (loss) included the following results of operations by segment (dollars in thousands):

	For the quarter ended September 30,
	2009	2008
Capital markets	$—	$(46,682)
Principal investing	18,160	(157,728)
Other	—	(695)

Operating income (loss)	18,160	(205,105)
Gain on extinguishment of long-term debt and other losses	27,862	4,074

Income (loss) before income taxes and noncontrolling interest	46,022	(201,031)
Income tax provision (benefit)	3,585	(18,123)
Noncontrolling interest in losses of consolidated subsidiary	—	(13,886)

Net income (loss) attributable to Arlington Asset shareholders	$42,437	$(169,022)

Net income for the third quarter of 2009 is primarily due to the gain on extinguishment of long-term debt and investment income from fair value changes in our investment in FBR Capital Markets common stock. Net loss for the third quarter of 2008 was primarily the result of other-than-temporary impairment losses recorded on our MBS investments and losses generated by FBR Capital Markets.

The Company’s revenues, net of interest expense, increased to $23.1 million in the third quarter of 2009 from $(103.7) million in the third quarter of 2008 due to the changes in revenues and interest expense described below.

Revenues from our principal investment activities, net of related interest expense, totaled $23.3 million in the third quarter of 2009 as compared to a loss of $145.0 million in the third quarter of 2008. The change in net revenues is primarily the result of the recognition of other-than-temporary impairment losses related to the Company’s MBS portfolio during the third quarter of 2008. No other-than-temporary impairments were recognized in the third quarter of 2009 related to the MBS portfolio. In addition, the Company recognized net investment income on the fair value change of our investment in FBR Capital Markets common stock for the third quarter of 2009. These investment gains were partially offset by a decrease in MBS interest income resulting from lower average MBS balances. Revenues from our principal investment activities included the following (dollars in thousands):

	For the quarter ended September 30,
	2009	2008
Net interest income	$3,605	$7,949
Net investment income (loss)—principal investing	19,737	(153,110)
Dividend income	—	158

Principal investment income (loss)	$23,342	$(145,003)

The components of net interest income from principal investing segment are summarized in the following table (dollars in thousands):

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Mortgage-backed securities(1)	$166,271	$3,717	8.94%	$2,525,719	$22,923	3.63%
Other(2)		2			250

		3,719			23,173

Repurchase agreements	$100,575	(114)	(0.45)%	$2,189,574	(14,259)	(2.55)%
Derivative contracts(3)		—			(965)

	$100,575	(114)	(0.45)%	$2,189,574	(15,224)	(2.78)%

Net interest income/spread		$3,605	8.49%		$7,949	0.85%

(1)

The average balance and the yield are calculated based upon the adjusted par value which includes the effects of any other-than-temporary impairments recorded by the Company. The yield based on unadjusted par value was 7.09% and 3.59% for the three months ended September 30, 2009 and 2008, respectively.

(2)	Includes interest income on cash and other miscellaneous interest-earning assets.
(3)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $4.3 million to $3.6 million during the three months ended September 30, 2009 compared to $7.9 million during the three months ended September 30, 2008. This decrease in interest income was primarily due to a lower average balance on the MBS portfolio.

The Company recognized net investment income of $19.7 million during the third quarter 2009 compared to a net investment loss of $153.1 million in the third quarter 2008. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	Three months ended September 30,
	2009	2008
Available for sale and cost method securities—other-than-temporary impairments	$(86)	$(118,720)
Fair value change in investment in FBR Capital Markets stock	18,149	—
Losses from investments funds	(399)	(1,448)
Realized gains (losses) on sale of available for sale investments, net	1,822	(24,474)
Other net investment income (loss)	251	(8,468)

Net investment income (loss)	$19,737	$(153,110)

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded $0.1 million of other-than-temporary impairment losses during the three months ended September 30, 2009 as compared to $16.3 million for the same period in 2008.

Fair value change in investment in FBR Capital Markets stock reflects the change in fair value of FBR Capital Markets stock during the quarter ended September 30, 2009.

Loss from investment funds reflects the earnings from and valuation adjustment of investments in proprietary investment partnerships and other managed investments.

Other net investment income (loss) primarily includes net gains and losses from the changes in the fair value of investments in our MBS portfolio and derivative transactions.

Principal investing interest revenue decreased 84.1% to $3.7 million in the third quarter of 2009 from $23.2 million in the third quarter of 2008. Net investment income increased to $19.7 million in the third quarter of 2009 from a loss of $153.1 million in the third quarter of 2008. The decrease in interest income year over year was a result of the lower average balance in the MBS portfolio as a result of the downsizing effort to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of long-term debt in the first quarter of 2009. The change in net investment income (loss) is primarily the result of increase in fair value of our investment in FBR Capital Markets’ common stock and no recognition of other-than-temporary impairment losses related to the Company’s MBS portfolio during the third quarter of 2009.

Interest expense, related primarily to long-term debt issued through FBR TRS Holdings, decreased 98.8% to $0.3 million in the third quarter of 2009 from $25.4 million in the third quarter of 2008 as a result of a decrease in outstanding principal balances due to the extinguishment during the first and third quarters of 2009 and lower LIBOR based interest rates associated with these floating rate borrowings.

Total non-interest expenses decreased 95.1% to $5.0 million in the third quarter of 2009 from $101.4 million in the third quarter of 2008. The decrease was primarily attributable to the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009 and the results of the cost reduction efforts taken during the last year.

The Company had an income tax provision of $3.6 million in the third quarter of 2009 as compared to an income tax benefit of $18.1 million in the third quarter of 2008. The decrease is due primarily to the recording of the tax provision due to the discrete period reporting of the tax effects of the gain recognized from the extinguishment of debt during the first and third quarters of 2009. Our effective tax rate was 6.7% in the third quarter of 2009 as compared to 41.0% in the third quarter of 2008. For the third quarter of 2009, our deferred tax assets continue to reflect a full valuation allowance as the Company believes it is more likely than not that the benefits will not be realized in the future.

Subsequent to the deconsolidation of FBR Capital Markets effective May 20, 2009, the Company no longer records activities related to the noncontrolling interest of consolidated subsidiary. $13.9 million of net loss attributable to the noncontrolling interest of consolidated subsidiary for the third quarter of 2008 represents minority interest holders’ share of losses of FBR Capital Markets during that period.

Results of Operations

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Net income increased to $111.8 million in the nine months ended September 30, 2009 from a loss of $149.0 million in the nine months ended September 30, 2008. Net income included the following results of operations by segment (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Capital Markets	$(25,583)	$(92,886)
Principal Investment	(11,598)	(189,150)
Other	—	(3,810)

Operating loss	(37,181)	(285,846)
Net income from extinguishment of debt, subsidiary share transactions and other	150,396	76,919

Income (loss) before taxes and noncontrolling interest	113,215	(208,927)
Income tax provision (benefit)	12,830	(28,903)
Noncontrolling interest in losses of consolidated subsidiary	(11,459)	(31,053)

Net income (loss) attributable to Arlington Asset shareholders	$111,844	$(148,971)

Net income for the first nine months of 2009 is primarily due to the gain on extinguishment of long-term debt and investment income from fair value changes in our investment in FBR Capital Markets common stock. Net loss for the first nine months of 2008 was primarily the result of other-than-temporary impairment losses recorded on our MBS investments and losses generated by FBR Capital Markets.

The Company’s revenues, net of interest expense, increased to $100.9 million in the first nine months of 2009 from $38.0 million in the first nine months of 2008 due to the changes in revenues and interest expense described below.

Revenues from our principal investment activities, net of related interest expense, totaled $23.0 million in the first nine months of 2009 as compared to a loss of $147.9 million in the first nine months of 2008. The change in net revenues is primarily the result of the recognition of other-than-temporary impairment losses related to the Company’s MBS portfolio and a residual interest in a securitization of non-prime mortgage loans during the first nine months of 2008. No other-than-temporary impairments were recognized in the first nine months of 2009 related to MBS or a residual interest in a securitization. In addition, the Company recognized net investment income on the fair value change of our investment in FBR Capital Markets common stock subsequent to May 20, 2009. These investment gains were partially offset by a decrease in MBS interest income resulting from lower average MBS balances. Revenues from our principal investment activities included the following (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Net interest income	$7,186	$24,924
Net investment income (loss)—principal investing	15,754	(173,311)
Dividend income	108	497

Principal investment income (loss)	$23,048	$(147,890)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Mortgage-backed securities(1)	$116,639	$7,579	8.66%	$2,246,956	$68,551	4.07%
Other(2)		21			2,316

		7,600			70,867

Repurchase agreements	$78,863	(414)	(0.70)%	$1,971,449	(44,023)	(2.93)%
Derivative contracts(3)		—			(1,920)

	$78,863	(414)	(0.70)%	$1,971,449	(45,943)	(3.11)%

Net interest income/spread		$7,186	7.96%		$24,924	0.96%

(1)

The average balance and the yield are calculated based upon the adjusted par value which includes the effects of any other-than-temporary impairments recorded by the Company. The yield based on unadjusted par value was 5.72% and 4.02% for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Includes interest income on cash and other miscellaneous interest-earning assets.
(3)	Includes the effect of derivative instruments accounted for as cash flow hedges.

As shown in the table above, net interest income decreased by $17.7 million to $7.2 million during the nine months ended September 30, 2009 from $24.9 million during the nine months ended September 30, 2008. This decrease was primarily due to a lower average balance on the MBS portfolio.

The Company recognized net investment income of $15.8 million during the first nine months of 2009 compared to a net investment loss of $173.3 million in the first nine months of 2008. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Available for sale and cost method securities—other-than-temporary impairments	$(1,086)	$(131,334)
Fair value change in investment in FBR Capital Markets stock	14,123	—
Loss from investment funds	(946)	(2,736)
Realized gains (losses) on sale of available for sale investments, net	1,586	(20,686)
Residual interest in securitization—other-than-temporary impairments	—	(8,640)
Other net investment income (loss)	2,077	(9,915)

Net investment income (loss)	$15,754	$(173,311)

As part of the Company’s quarterly assessments of unrealized losses in its portfolio of marketable equity securities for potential other-than-temporary impairments and its assessment of cost method investments, the Company recorded $1.1 million of other-than-temporary impairment losses during the nine months ended September 30, 2009 as compared to $23.0 million for the same period in 2008. In addition, the Company recorded $8.6 million in other-than-temporary impairment losses on a residual interest in a securitizations during the nine months ended September 30, 2008.

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

Principal investing interest revenue decreased 89.3% to $7.6 million in the first nine months of 2009 from $70.9 million in the first nine months of 2008. The decrease in interest income year over year was a result of the lower average balance in the MBS portfolio as a result of the downsizing effort to reduce exposure to deteriorating market conditions while at the same time generating additional cash to fund the extinguishment of long-term debt in the first quarter of 2009. Net investment income increased to $15.8 million in the first nine months of 2009 from a loss of $173.3 million in the first nine months of 2008. The change in net investment income is primarily the result of a gain recognized on the fair value change of FBR Capital Markets’ common stock subsequent to the deconsolidation on May 20, 2009 and no recognition of other-than-temporary impairment losses related to the Company’s MBS portfolio and a residual interest in a securitization of non-prime loans during the first nine months of 2009.

Interest expense, related primarily to long-term debt issued through FBR TRS Holdings decreased 94.8% to $3.7 million in the first nine months of 2009 from $70.9 million in the first nine months of 2008 as a result of a decrease in the outstanding principal balances due to the extinguishment during the first and third quarters of 2009 and also due to the decrease in interest rates associated with these floating rate borrowings.

Total non-interest expenses decreased 57.4% to $138.1 million in the first nine months of 2009 from $323.9 million in the first nine months 2008. The decrease was primarily attributable to the deconsolidation of FBR Capital Markets’ activities during the second quarter of 2009 and results of the cost reduction efforts taken during the last year.

The Company had an income tax provision of $12.8 million in the first nine months of 2009 as compared to an income tax benefit of $28.9 million in the first nine months of 2008. Our tax provision in 2009 related to the gain on extinguishment of debt as compared to the tax benefits related to taxable losses generated by our former taxable REIT subsidiaries in 2008. Our effective tax rate relating to this activity was 11.4% in the first nine months of 2009 as compared to 127.0% in the first nine months of 2008. For the nine months ended September 30, 2008, our tax benefit reflects a full valuation allowance on tax benefits related to operating losses at FBR TRS Holdings and related release of valuation allowance related to the disposition of First NLC.

Net loss attributable to the noncontrolling interest of consolidated subsidiary of $11.5 million represents minority interest holders’ share of losses of FBR Capital Markets through May 20, 2009 as compared to $31.1 million for the first nine months of 2008.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS, dividends on equity securities, proceeds from sales of MBS, and credit provided by banks. Potential future sources of liquidity for us also include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and future issuances of common stock, preferred stock or debt securities.

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

The Company manages its short-term liquidity with its MBS portfolio and related repurchase agreements. In the current environment, MBS may be liquidated within relatively short time periods to provide additional liquidity, although there is no assurance we would get favorable pricing in connection with any such sales. We also intend to manage our liquidity risk by managing our investment strategy, determining the appropriate allocation of investment portfolio between levered and unlevered positions.

Cash Flows

As of September 30, 2009, the Company’s cash and cash equivalents totaled $13.3 million, representing a net decrease in the balance of $241.4 million for the nine months ended September 30, 2009. The cash used in operating activities of $74.4 million was attributable primarily to a reduction in cash related to operating activities of FBR Capital Markets. The cash provided by investing activities of $864.2 million relates primarily to proceeds from sales and principal receipts of MBS and proceeds from the maturity of U.S. Treasury bonds offset by cash used in the purchase of MBS and deconsolidation of FBR Capital Markets during the second quarter of 2009. The cash used in financing activities of $1.0 billion relates primarily to repayments of repurchase agreements used to finance a portion of the MBS sold and U.S. Treasury bonds that matured.

Assets

On September 30, 2009, our principal liquid assets consist of MBS, investment in FBR Capital Markets, and cash and cash equivalents. The Company’s total assets decreased from $1.6 billion at December 31, 2008 to $283.3 million as of September 30, 2009. The decrease in total assets reflects the decrease of MBS and U.S. Treasury bonds and the effects of the deconsolidation of FBR Capital Markets during the second quarter of 2009.

The following table provides additional detail regarding the Company’s merchant banking and other investments as of September 30, 2009 (dollars in thousands):

	September 30, 2009
	Number of Shares/Units	Cost/Adjusted Basis	Fair Value/ Carrying Value
Other investments:
Merchant banking—non-marketable securities
Cypress Sharpridge Investments, Inc.(1)	5,176	$52	$52
Thunderbird Resorts, Inc.(1)	358,423	452	452
Other		975	975

Total merchant banking investments		$1,479	1,479

Investment in FBR Capital Markets, at fair value			87,497
Investment funds			1,084

Total other investments			$90,060

(1)	Cost/adjusted basis reflects the effects of other-than-temporary impairment charges.

Sources of Funding

We believe that our existing cash balances, net investments, cash flows from operations, borrowing capacity, other sources of liquidity and execution of our financing strategies should be sufficient to meet our cash requirements. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash, although such sales may not be on terms we consider to be favorable.

As of September 30, 2009, the Company’s liabilities totaled $146.3 million. Our indebtedness consisted of repurchase agreements and long-term debentures (Trust Preferred securities). These Trust Preferred securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature in 24 to 26 years, and are redeemable, in whole or in part, without penalty, currently or within two years. As of September 30, 2009, we had $15.0 million of Trust Preferred securities, and the weighted average interest rate on these securities was 3.26%.

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

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings (dollars in thousands):

	September 30, 2009	December 31, 2008
Outstanding balance	$100,000	$1,063,040
Weighted-average rate	0.33%	0.44%
Weighted-average term to maturity	14.0 days	14.3 days

Dividends

During the three and nine month period ended September 30, 2009, no dividends were declared or paid. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. No dividends were declared or paid during 2008.

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

Subject to the terms, provisions and conditions of the Rights Plan, and taking into account our 1-for-20 reverse stock split that was effected on October 6, 2009, if the Rights become exercisable, each Right would represent the right to purchase from the Company one ten-thousandth of a share of Series A Junior Preferred Stock for a purchase price of $3.00 each, subject to adjustment in accordance with the terms of the Rights Plan. Each post-split share of Class A and Class B common stock is now associated with, and now trades with, 20 Rights. If issued, each 20 fractional shares of preferred stock would give the shareholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a Right does not give its holder any rights as a shareholder of the Company, including without limitation, any dividend, voting or liquidation rights.

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

Recent Developments

On October 1, 2009, the Company announced a 1-for-20 reverse split of its Class A and Class B common stock in accordance with the previously approved shareholder authorization. The reverse stock split is effective October 6, 2009. Upon the effectiveness of the reverse stock split, each twenty shares of issued and outstanding common stock were converted into one share of common stock. The Company did not issue fractional shares and shareholders received a cash payment for fractional shares based on the split-adjusted average price of the Class A common stock before the effective time. The reverse split reduced the number of shares of the Company’s common stock outstanding from approximately 160 million to approximately 8 million. Proportional adjustments were made to outstanding stock options and other equity incentive awards and equity compensation plans. The number of authorized shares of common stock did not change.

On October 28, 2009, the Company announced the closing on the sale of 14,755,017 shares of FBR Capital Markets common stock at $6.00 per share in an underwritten public offering. Proceeds to the Company, after the underwriting discount but before expenses, were $84.1 million. The net price per share after the underwriting discount to the Company of $5.70, is less than the carrying value of the FBR Capital Markets stock of $5.93 at September 30, 2009, and will result in the Company recording a pre-tax book loss of $3.4 million during the quarter ending December 31, 2009. These shares represented the Company’s remaining interest in FBR Capital Markets.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our investments in MBS and equity investments. The Company may utilize forward sales to mitigate market risk related to our agency MBS portfolio. As of September 30, 2009, none of the investments mentioned in this Item 3 is held for trading purposes.

Credit Risk

We are also exposed to mortgage credit risk related to our MBS portfolio. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage or an issuer will fail to make timely payments on a security we own, exposing us to the risk of credit losses and credit-related expenses. While the agency MBS has less credit risk due to the guarantee by U.S. government, we have increased credit risk related to our private-label MBS. To mitigate the credit risk in private-label MBS, we invest in private-label MBS with credit enhancements which reduce the exposure. However, the continued deterioration in the housing market, coupled with the increasing mortgage loan delinquencies and credit losses in the U.S. mortgage market may not prevent us from incurring losses and negatively affecting our financial position.

Interest Rate Risk

Leveraged MBS

The Company is primarily subject to interest-rate risk as a result of its principal investment activities. Through its principal investment activities, the Company primarily invests in MBS and finances those investments with repurchase agreements which are interest rate sensitive financial instruments. The Company is exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. The Company historically hedged a portion of its exposure to interest rate fluctuations primarily through the use of interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. The Company held no such hedging instruments as of September 30, 2009.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at September 30, 2009.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 3.42 in a rising interest rate environment and 2.16 in a declining interest rate environment.

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

	Value at September 30, 2009
		100 Basis Point Increase in Interest Rates	Percent Change	100 Basis Point Decrease in Interest Rates	Percent Change
Assets
Mortgage-backed securities	$173,895	$167,950	(3.42)%	$177,648	2.16%
Other	109,430	109,430	—	109,430	—

Total assets	$283,325	$277,380	(2.10)%	$287,078	1.32%

Liabilities
Repurchase agreements	$100,000	$100,000	—	$100,000	—
Other	46,346	46,346	—	46,346	—

Total liabilities	146,346	146,346	—	146,346	—
Equity	136,979	131,034	(4.34)%	140,732	2.74%

Total liabilities and equity	$283,325	$277,380	(2.10)%	$287,078	1.32%

Book value per share—total equity(1)	$17.84	$17.06	(4.34)%	$18.33	2.74%

(1)	Reflects the impact of 1-for-20 reverse stock split effective October 6, 2009. See Note 11, Subsequent Events.

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

While it is impossible to project exactly what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by the Company would have on the value of the total assets and the book value of the Company as of September 30, 2009 (dollars in thousands, except per share amounts).

	Value at September 30, 2009
		10% Increase in Price	Percent Change	10% Decrease in Price	Percent Change
Assets
Investment in FBR Capital Markets	$87,497	$96,247	10.00%	$78,747	(10.00)%
Equity method investments	2,563	2,819	10.00%	2,307	(10.00)%
Other	193,265	193,265	—	193,265	—

Total assets	$283,325	$292,331	3.18%	$274,319	(3.18)%

Liabilities	$146,346	$146,346	—	$146,346	—

Equity
Common stock	1,584	1,584	—	1,584	—
Paid-in-capital	1,504,283	1,504,283	—	1,504,283	—
Accumulated other comprehensive income	289	289	—	289	—
Accumulated deficit	(1,369,177)	(1,360,171)	(0.66)%	(1,378,183)	0.66%

Total equity	136,979	145,985	6.58%	127,973	(6.58)%

Total liabilities and equity	$283,325	$292,331	3.18%	$274,319	(3.18)%

Book value per share(1)	$17.84	$19.01	6.58%	$16.67	(6.58)%

(1)	Reflects the impact of 1-for-20 reverse stock split effective October 6, 2009. See Note 11, Subsequent Events.

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

As of the end of the period covered by this report on Form 10-Q, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2009, are effective.

With the deconsolidation and the sale of its interest in FBR Capital Markets, the Company is no longer sharing financial and administrative services with FBR Capital Markets. The Company has established an independent information technology infrastructure and implemented a new accounting system during the quarter ended September 30, 2009. Although certain procedures and processes have been changed during the quarter ended September 30, 2009, these changes have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

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

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski. The Company was named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. Our Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in the Company’s best interests. The special committee concluded that the litigation was not in the Company’s best interest. On December 8, 2008, the Company moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied the Company’s motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. On August 14, 2009, the Company filed an answer to the amended complaint and the individual defendants filed a demurrer to the amended complaint. The likely outcome of this action or its likely impact on the Company’s results of operations at this time cannot be predicted.

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

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.

3.2	Bylaws of Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2009).

10.1	Underwriting Agreement, dated October 22, 2009, among the Company, FBR Capital Markets Corporation and FBR Capital Markets & Co. and Barclays Capital Inc. as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2009).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arlington Asset Investment Corp.

By:	/S/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer)

Date: November 9, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.

3.2	Bylaws of Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2009).

10.1	Underwriting Agreement, dated October 22, 2009, among the Company, FBR Capital Markets Corporation and FBR Capital Markets & Co. and Barclays Capital Inc. as representatives of the several underwriters named in Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2009).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.