Form 10-K
period 2009-12-31
Arlington Asset Investment Corp.
filed 2010-02-24
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting equity held by nonaffiliates computed by reference to the price at which the registrant’s Class A common stock was last sold on June 30, 2009 was approximately $56 million. All shares of the registrant’s voting Class B common stock outstanding as of June 30, 2009 were held by affiliates of the registrant and have been excluded from this computation. In addition, all shares of Class A common stock beneficially owned on such date by the registrant’s directors, executive officers and each person who beneficially owned 10% or more of the registrant’s outstanding voting securities as of such date have been excluded from this computation. By doing so, the registrant does not admit that such persons are “affiliates” within the meaning of Rule 405 of the Securities Act of 1933, as amended, or for any other purpose.

As of January 29, 2010, there were 7,352,774 shares of the registrant’s Class A common stock outstanding and 566,112 shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portion’s of the registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2010) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of our current strategy, our principal acquisitions activities, levels of assets under management and our equity capital levels and liquidity. Forward-looking statements involve risks and uncertainties and you should not unduly rely on these statements. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

•

the revocation of our status as a real estate investment trust for federal income tax purposes effective as of January 1, 2009 and our ability to use net operating losses (NOLs) and net capital losses (NCLs) to reduce our taxable income;

•

our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our NOLs and NCLs to offset future taxable income and gains, including whether our recently adopted shareholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through a strategy focused on acquiring primarily residential mortgage-backed securities (MBS) issued by private organizations (private-label MBS), generally on a non-leveraged basis, and MBS that are either issued by a U.S. government agency or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (agency-backed MBS), on a leveraged basis;

•	the impact of the liquidation of our ownership interest in FBR Capital Markets Corporation and our ability to implement our current strategy;

•

the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

•	mortgage loan modification programs and future legislative action;

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

•	ability to realize any reflation of our assets;

•	current conditions in the residential mortgage market and further adverse developments in that market;

•	current economic conditions and further adverse developments in the overall economy;

•	potential risk attributable to our mortgage-related or merchant banking portfolios, including changes in fair value;

•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;

•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	competition for investment opportunities, including competition from the U.S. Treasury for investments in agency-backed MBS;

•	competition for qualified personnel;

•	available technologies;

•	malfunctioning or failure in our operations and infrastructure;

•	the effect of government regulation and of general economic conditions on our business;

•	fluctuating quarterly operating results;

•	our ability to retain key professionals;

•	effects of litigation against us, our officers and directors, including the potential settlement and litigation of such claims;

•	risk from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to maintain effective internal controls;

•	changes in laws and regulations and industry practices that may adversely affect our business;

•	the loss of our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended;

•	volatility of the securities markets;

•	activity in the secondary securities markets; and

•	the factors described in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors”

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

Unless the context otherwise requires or indicates, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “AAIC,” and “Arlington Asset” refer to Arlington Asset Investment Corp. and its consolidated subsidiaries. On October 6, 2009, we effected a 1-for-20 reverse stock split of our Class A and Class B common stock. All share and per share amounts throughout this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split, unless otherwise noted.

Our Company

Arlington Asset Investment Corp. is a holding company that through its subsidiaries acquires primarily mortgage-related assets. We acquire on a leveraged basis, residential mortgage-backed securities (MBS), either issued by a U.S. Government agency, or guaranteed as to principal and interest by U.S. Government agencies or U.S. Government-sponsored entities (agency-backed MBS). We also acquire, generally on a non-leveraged basis MBS issued by private organizations (private-label MBS) and, on a limited basis, we manage our remaining interest in net interest margin securities and merchant banking holdings, subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act).

We are taxed as a C corporation for U.S. federal tax purposes. Effective January 1, 2009, we revoked our status as a real estate investment trust (REIT) in part to use the net operating loss (NOL) carry-forwards and net capital loss (NCL) carry-forwards incurred at the parent company level to offset the taxable income of our former taxable REIT subsidiaries (TRSs). Revoking our REIT status also freed us from the income, asset, distribution, and stock ownership requirements applicable to REITs, which provides us with more flexibility in executing our business strategy. We will have greater flexibility to acquire other types of assets as part of our principal acquisition activity, subject to maintaining compliance with our exclusion from regulation as an investment company under the 1940 Act. In addition, because we will no longer be subject to the REIT distribution requirement, we will have greater flexibility to retain our earnings to fund future growth.

We are a Virginia corporation, formerly known as Friedman Billings Ramsey Group, Inc. On February 23, 2009, we began doing business under the name “Arlington Asset Investment Corp.” Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia, 22209.

Recent Developments

On February 10, 2010, our Board of Directors approved a $0.35 dividend for the first quarter of 2010. The dividend will be payable on April 30, 2010 to shareholders of record on March 31, 2010.

Business Segments

Historically, we conducted our business within four reportable segments: principal investing, capital markets, asset management and mortgage banking operations. Due to organizational changes effective January 1, 2009, our chief operating decision maker reviewed financial information within two reportable segments: principal investing and capital markets. The capital markets segment included the operations of FBR Capital Markets Corporation (FBR Capital Markets), our former subsidiary, and its subsidiaries, and included the asset management and principal acquisitions operations of FBR Capital Markets, which were previously reported separately. Accordingly, as of January 1, 2009, we reflected the change in segment reporting in accordance with the criteria for segment reporting as set forth in accounting principles related to disclosures about segments of an enterprise and related information. As a result of the sale of our majority ownership interest in and resulting deconsolidation of FBR Capital Markets on May 20, 2009, the capital markets segment is no longer a reportable segment subsequent to May 20, 2009. In January 2008, as a result of filing a voluntary petition for bankruptcy protection by First NLC, we deconsolidated First NLC Financial Services, LLC (First NLC), which was previously reported as the mortgage banking segment and included the origination and sale of non-conforming residential mortgage loans. As a result of the changes discussed above, principal investing is the only remaining business segment we operate and manage as of December 31, 2009. See FBR Capital Markets below for additional information about our sale and deconsolidation of FBR Capital Markets.

Financial information concerning our company as of December 31, 2009 and 2008 and for the fiscal years ended December 31, 2009, 2008 and 2007 is set forth in our consolidated financial statements and the notes thereto in Part II, Item 8, of this Annual Report on Form 10-K.

Principal Investing Business

Our sale of FBR Capital Markets stock as discussed above was in furtherance of the strategic shift that we initiated to focus on a principal investing strategy by monetizing our investment in FBR Capital Markets. Given recent dislocations in the capital markets, we seek to benefit from potential high current cash returns available on mortgage holdings. We plan to continue to deploy the available capital for acquisitions that offer current income as well as capital appreciation potential, and that may utilize our NOL carry-forwards and NCL carry-forwards. We expect future acquisitions to include private-label MBS and agency-backed MBS, among others.

As of December 31, 2009, the majority of our principal acquisitions activity consists of acquiring and holding agency-backed MBS, on a leveraged basis, and private-label MBS, generally on a non-leveraged basis. On a limited basis, we also manage merchant banking holdings, including interest in equity securities, mezzanine debt and senior loans. We evaluate the rates of return that can be achieved in each category and for each individual securities in which we participate. We then evaluate opportunities against the returns available in each of our investment alternatives and attempt to allocate our assets and capital with an emphasis toward what we believe to be the highest risk-adjusted return available. We expect this strategy will cause us to have different allocations of capital in different environments.

We may change our acquisition strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investments or hedges that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. A change in our asset allocation could result in us making investments in instrument categories different from those described in this Annual Report on Form 10-K. Our Board of Directors determines our operational policies and may amend or revise our policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our common stock and our ability to make distributions to our shareholders.

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time or the market is experiencing significant volatility. If we cannot obtain funding from third parties or from our subsidiaries, our results of operations could be negatively impacted.

Our MBS Portfolio—Strategy

Consistent with the strategy discussed above, we have acquired agency-backed MBS and private-label MBS during the year ended December 31, 2009. As of December 31, 2009, the fair value of our MBS portfolio was

$295.6 million. The yield on our MBS for the fourth quarter of 2009 was 11.68%, including 18.74% on private- label MBS, with a corresponding cost of funds of 0.29%. The yield on our MBS is calculated based upon the adjusted par value which includes the effects of any other-than-temporary impairments recorded by us. The yield based on unadjusted par value was 9.91% for the fourth quarter of 2009.

The following table summarizes our portfolio of MBS (including principal receivable) by issuer as of December 31, 2009 (dollars in thousands):

	Face Amount	Fair Value
Agency-backed MBS:
Freddie Mac	$121,588	$125,891
Fannie Mae	10,715	11,022

Total agency-backed MBS	132,303	136,913

Private-label:
MBS	307,554	158,687
Other mortgage related assets	32,085	—

Total private-label	339,639	158,687

Total MBS	$471,942	$295,600

Agency-Backed MBS

We acquire direct interests in residential MBS guaranteed as to principal and interest by Fannie Mae, Freddie Mac or Ginnie Mae (referred to as agency-backed MBS). The market value of these securities, however, is not guaranteed by these companies. The following is a description of the agency-backed MBS we may acquire:

•

Fannie Mae MBS. The Federal National Mortgage Association, better known as “Fannie Mae,” is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received by Fannie Mae. On September 6, 2008, the Federal Housing Finance Agency, or FHFA, placed Fannie Mae into conservatorship and appointed FHFA as the conservator. As the conservator of Fannie Mae, the FHFA now controls and directs the operations of Fannie Mae and may (i) take over the assets of and operate Fannie with all the powers of the shareholders, the directors, and the officers of Fannie Mae and conduct all business of Fannie Mae; (ii) collect all obligations and money due to Fannie Mae; (iii) perform all functions of Fannie Mae which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In the event the conservator were to repudiate Fannie Mae’s guarantee obligations, the ability of holders of Fannie Mae certificates to enforce the guarantee obligation would be limited to actual direct compensatory damages. The rights of holders of Fannie Mae certificates to bring proceedings against the U.S. Treasury are limited if Fannie Mae fails to pay under its guarantee. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States. If Fannie Mae were unable to satisfy its obligations, distributions to holders of Fannie Mae certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Fannie Mae.

•

Freddie Mac MBS. The Federal Home Loan Mortgage Corporation, better known as “Freddie Mac,” is a privately-owned government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac’s principal activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed MBS. Freddie Mac guarantees to holders of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans. On September 6, 2008, the Federal Housing Finance Agency, or FHFA, placed Freddie Mac into conservatorship and appointed FHFA as the conservator. As the conservator of Freddie Mac, the FHFA now controls and directs the operations of Freddie Mac and may (i) take over the assets of and operate Freddie Mac with all the powers of the shareholders, the directors, and the officers of Freddie Mac and conduct all business of Freddie Mac; (ii) collect all obligations and money due to Freddie Mac; (iii) perform all functions of Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In the event the conservator were to repudiate Freddie Mac’s guarantee obligations, the ability of holders of Freddie Mac certificates to enforce the guarantee obligation would be limited to actual direct compensatory damages. The rights of holders of Freddie Mac certificates to bring proceedings against the U.S. Treasury are limited if Freddie Mac fails to pay under its guarantee. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States. If Freddie Mac were unable to satisfy these obligations, distributions to holders of Freddie Mac certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Freddie Mac certificates.

•

Ginnie Mae MBS. The Government National Mortgage Association, better known as “Ginnie Mae,” is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development. Title III of the National Housing Act of 1934 (the Housing Act) authorizes Ginnie Mae to guarantee the timely payment of principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration under the Housing Act or partially guaranteed by the Veteran’s Administration under the Servicemen’s Readjustment Act of 1944 and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that “the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty under this subsection.” An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States provides that under section 306(g) of the Housing Act, Ginnie Mae certificates of the type that we may purchase are authorized to be made by Ginnie Mae and “would constitute general obligations of the United States backed by its full faith and credit.”

The securities issued by Fannie Mae and Freddie Mac, as well as by Ginnie Mae, are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, however, that these securities would receive such a rating if they were ever rated by a rating agency.

Private-Label MBS

We also acquire and hold non-agency private-label MBS. Private-label MBS are MBS that are not issued by a U.S. Government agency or a U.S. Government-sponsored entity, such as Fannie Mae, Freddie Mac or Ginnie Mae and that are backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. While agency-backed MBS are backed by the express obligation or guarantee of Fannie Mae, Freddie Mae, or Ginnie Mae as described above, private-label MBS are generally covered by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, overcollateralization and subordination. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated MBS to allocate losses on the underlying mortgage loans. Typically, one or more classes of senior MBS are created, which are rated in one of the two highest rating levels by one or more nationally recognized rating agencies and which are supported by one or more subordinated MBS that bear losses on the underlying mortgage loans prior to the classes of senior MBS. The following is a description of the various private-label MBS we may acquire:

•

Residential Prime Senior MBS. Residential prime securities are MBS backed by prime residential mortgage loans. Prime residential mortgage loans are high credit-quality loans, generally with balances greater than conforming loan limits. Prime securities are typically backed by loans that have relatively high weighted average FICO scores (700 or higher), low weighted average loan-to-value ratios (75% or less), limited concentrations of investor properties, and a low percentages of loans with low FICO scores or high loan-to-value ratios. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Senior securities have the least credit risk in a securitization transaction because they are generally the last securities to absorb credit losses. In addition, the senior securities have the highest claim on principal and interest payments (after the fees to servicers and trustees are paid). To further reduce credit risk, most, if not all, principal collected from the underlying asset pool is used to pay down the senior securities until certain performance tests are satisfied. If certain performance tests are satisfied, principal payments are allocated, generally on a pro rata basis, between the senior securities and the subordinated securities.

•

Residential Non-Prime Senior MBS. Residential non-prime securities are MBS backed by non-prime residential mortgage loans. Non-prime residential loans include Alt-A loans; which have higher credit quality than subprime and lower credit quality than prime loans. Alt-A loans originally represented loans with alternative documentation, but the definition has shifted over time to include loans with additional risk characteristics and a higher percentage of investor loans. In an Alt-A loan, the borrower’s income may not be verified, and in some cases, may not be disclosed on the loan application. Alt-A loans may also have expanded criteria that allow for higher debt-to-income ratios with higher accompanying loan-to-value ratios than would otherwise be permissible for prime loans. Residential non-prime senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Delinquencies are expected to be higher than the prime senior MBS; however, the levels of credit and structural support are also higher and, as a result, the non-prime senior MBS is expected to better withstand the higher levels of credit losses than subordinate securities of the same securitization. Credit support is the face amount of securities subordinate to the applicable security that protects the security from credit losses and is generally expressed as a percentage of the securitization’s underlying pool balance.

•

Residential Subordinate MBS. Subordinate securities are the interests in a securitization that are not senior interests. The most subordinate securities are those interests in a securitization that have the last right to cash flows and are first in line to absorb losses. Subordinate securities absorb the initial credit losses from a securitization structure, thus protecting the senior securities. Subordinate securities have a lower priority to receive principal and interest payments than the senior securities. Subordinate securities receive few, if any, principal payments until certain performance tests are satisfied. If certain performance tests are satisfied, principal payments are shared between the senior securities and the subordinated securities. Subordinate securities generally receive interest payments even if they do not receive principal payments. Residential subordinate securities can be backed by prime and non-prime residential loans.

•	Residential Re-REMIC Support MBS. A re-REMIC MBS is a re-securitization of MBS. Depending on the structure of the re-REMIC MBS, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC MBS issued in the re-securitization transaction in a variety of ways. For instance, when one or more prime residential senior securities are pooled and securitized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC support security, all principal payments from the underlying senior securities are directed to the re-REMIC senior security until its face value is zero. Thereafter, all principal payments are directed to the re-REMIC support security. Credit losses, if any, are first absorbed by the re-REMIC support security; however, these credit losses occur only when credit losses exceeds the credit protection provided to the underlying senior securities by the subordinate securities within their respective securitization structures. Both the re-REMIC senor security and the re-REMIC support security generally receive interest while any face value is outstanding.

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

We manage our portfolio of mortgage holdings with the goal of obtaining a high risk-adjusted return on capital. Our recent principal investing strategy is to acquire predominantly adjustable-rate, private-label MBS, focusing on securities with credit enhancement features discussed above, and to finance these acquisitions with available capital, generally on a non-leveraged basis. Although the coupon on adjustable-rate MBS will change over time, there are aspects of the security that result in the coupon being fixed for a period of time or the change in the coupon being limited. We will seek to maintain a certain level of whole-pool agency-backed MBS, due to the long-term attractiveness of the asset class and for purposes of our exemption under the 1940 Act.

Our MBS Portfolio—Use of Leverage

Because of the interest rate risk inherent in our strategy, we closely monitor the leverage (debt-to-equity ratio) of our MBS portfolio. However, from time to time, the leverage may increase or decrease due to several factors, including changes in the value of the underlying portfolio holdings and the timing and amount of acquisitions.

We may reduce the amount of equity capital we have invested in agency-backed MBS or other mortgage assets, by funding a portion of those acquisitions with repurchase agreements, commercial paper, to the extent commercial paper is available on favorable terms or at all, or other borrowing arrangements. To the extent that revenue derived from those assets exceeds our interest expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from our MBS and other mortgage assets does not sufficiently cover the interest expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds.

The current financial environment is driven by exceptional monetary easing. Funding through repurchase agreements remains available to us at attractive rates from multiple counterparties.

Our MBS Portfolio—Hedging and Interest Rate Risk Management Strategy

We follow an interest rate risk management program intended to protect our MBS portfolio against the effects of major interest rate changes. Generally, our interest rate risk management program is formulated with the intent to mitigate the potential adverse effects resulting from differences in the amount and timing of rate adjustment to our assets versus those affecting our corresponding liability. Our agency-backed MBS hedging strategy includes an element of reliance on coupon repricing of assets in addition to hedging our liability cost.

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

We have purchased from time-to-time interest rate swaps, interest rate collars, interest rate caps or floors, forward sales, and similar financial instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the yield on our assets during a period of rising interest rates or to mitigate prepayment risk. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments had an active secondary market and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. Certain of our interest rate management activities qualified for hedge accounting in accordance with amended accounting principles related to accounting for derivative instruments and hedging activities. We reported the derivative financial instruments and any related margin accounts on our consolidated balance sheets at their fair value. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that the cost of hedging exceeds the level of risk that management believes is present.

We seek to build a balance sheet and undertake an interest rate risk management program that we believe is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potential environments. Our interest rate risk management strategies also provide support for our leverage strategies. In determining our target leverage, we monitor, among other things, our “duration.” This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our MBS and other mortgage assets and liabilities. See additional discussion of interest rate risk relative to our leveraged portfolio of MBS and other mortgage assets included in “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of this Annual Report on Form 10-K. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Our MBS Portfolio—Credit Risk Management

Although we do not expect to encounter credit risk in our agency-backed MBS portfolio assuming Fannie Mae and Freddie Mac remain solvent, we are exposed to credit risk in our private-label MBS portfolio. With respect to our private-label MBS, credit support contained in these MBS deal structures provides a level of protection from losses, as do the discounted purchase prices in the event of the return of less than 100% of par. We also evaluate the impact of credit risk on our acquisitions through a comprehensive review and a selection process, which is predominantly focused on quantifying and pricing credit risk. We review our private-label MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such acquisitions. Through modeling and scenario analysis, we seek to evaluate each security’s credit risk. Credit risk is also monitored through our ongoing asset surveillance. Despite these measures to manage credit risk, unanticipated credit losses could nevertheless occur which could adversely impact our operating results.

Our MBS Portfolio—Prepayment Risk Management

Mortgage prepayments are affected by many factors including the level of interest rates, general economic conditions, the location and age of the mortgage, and other social and demographic conditions. Generally, prepayments on MBS and other mortgage assets increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. Reinvestment of prepayments may occur at higher or lower interest rates than the original investment, thus affecting the yield on our portfolio.

We seek to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics, acquiring fixed-rate agency-backed MBS and other mortgage assets, acquiring certain mortgage structures which have prepayment protections and balancing assets purchased at a premium with assets purchased at a discount. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

FBR Capital Markets

FBR Capital Markets’ business consisted of investment banking, institutional brokerage and asset management operating through its principal operating subsidiaries, Friedman, Billings, Ramsey & Co., Inc., an SEC-registered broker-dealer, Friedman, Billings, Ramsey International, Ltd., a broker-dealer registered with the United Kingdom’s Financial Services Authority, FBR Investment Management, Inc., an SEC-registered investment adviser, FBR Fund Advisers, Inc., also an SEC-registered investment adviser. The primary activities of the FBR Capital Markets operations were capital raising services, financial advisory services, institutional sales and trading services, research coverage, asset management services, private wealth management services and investment in merchant banking and other direct investments.

Prior to May 20, 2009, we consolidated the results of our former subsidiary, FBR Capital Markets, because our then wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holdings), owned 56% of the outstanding shares of FBR Capital Markets’ common stock. We liquidated 16,667,000, 1,500,000, 411,032 and 14,755,017 shares of FBR Capital Markets common stock on May 20, June 19, July 15, and October 28, 2009, respectively, resulting in no remaining holdings in FBR Capital Markets as of October 28, 2009. As a result, effective May 20, 2009, we no longer had majority control of FBR Capital Markets and therefore deconsolidated the results of FBR Capital Markets. Subsequently, with the sale of the remaining interest in FBR Capital Markets on October 28, 2009, we are required to present the results of operations related to FBR Capital Markets as a discontinued operation in accordance with the guidance provided for the impairment or disposal of long-lived assets. (See Note 3 to our consolidated financial statements.)

We received $165.0 million in net proceeds, recognizing a net gain of $833.1 thousand from the sale of FBR Capital Markets common stock during 2009.

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunications systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing, which is performed by an outside service bureau, most data processing functions are performed internally.

Compliance, Legal, Risk Management and Internal Audit

We are responsible for our compliance procedures with regard to the legal and regulatory requirements of our company and our operating businesses and for our procedures with regard to our exposure to market, credit, operations, liquidity, compliance, legal, reputational and equity ownership risk. In addition, our internal audit personnel (staffed through an external service firm) test and audit for compliance by our personnel with our policies and procedures. Our outside legal counsel also provides legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee of our Board of Directors to ensure their independence in performing these functions. Pursuant to its charter, the Audit Committee has oversight of the staffing, qualifications and performance of our internal audit function. In addition to our internal compliance, and risk management personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Competition

Our success depends, in large part, on our ability to acquire MBS at favorable spreads over our borrowing costs. In acquiring these assets, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous entities with similar asset acquisition objectives and others may be organized in the future. The effect of the existence of additional entities may be to increase competition for the available supply of agency-backed MBS, including CMOs, private-label MBS and other mortgage-related assets suitable for purchase by us. Moreover, the U.S. Treasury established a program to purchase Fannie Mae-guaranteed and Freddie Mac-guaranteed agency-backed MBS in the open market. The MBS purchase program ended on December 31, 2009, after the U.S. Treasury had purchased approximately $220 billion of MBS. In addition, on November 25, 2008, the Federal Reserve announced a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500.0 billion in MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. These limits were later raised to $200 billion and $1.25 trillion, respectively. The purchases of direct obligations began in December 2008 and the purchases of agency-backed MBS began in January 2009. The pace of these purchases has slowed and these programs are set to expire at the end of the first quarter of 2010. Additionally, in July 2009, the U.S. Treasury, FRB and FDIC announced the details of the Legacy Securities Public-Private Investment Program, or PPIP. Under PPIP, the U.S. Treasury will invest up to $30 billion of equity and debt in public-private investment funds established with private sector fund managers and private investors for the purpose of purchasing legacy securities. One of the effects of these programs has been, and may continue to be, to increase the price of agency-backed MBS and thereby decrease our net interest margin with respect to any agency securities we buy in the future. We cannot accurately predict the timing or effect of the expiration of these programs. It is also possible that if our competitors successfully utilize these programs, they will benefit from attractive debt and equity capital funding from the U.S. government. In addition, competition is also intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals. For a further discussion of the competitive factors affecting our business, see “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K.

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

Our risk management program is designed to focus on the following:

•	identifying, assessing and reporting on corporate risk exposures and trends;

•	establishing and revising as necessary policies, procedures and risk limits;

•	monitoring and reporting on adherence with risk policies and limits;

•	developing and applying new measurement methods to the risk process as appropriate; and

•	approving new business initiatives.

Although we believe that our risk management program and our internal controls are appropriately designed to address the risks to which we are exposed, we cannot provide assurance that our risk management program or our internal controls will prevent or reduce such risks.

Our Tax Status

We have revoked our status as a REIT effective as of January 1, 2009, in part to use the NOL carry-forwards and NCL carry-forwards incurred at the parent company level to offset the taxable income of our former TRSs. At December 31, 2009, we had $276.8 million of NOL carry-forwards and $576.3 million of NCL carry-forwards. Our NCL carry-forwards and NOL carry-forwards will begin to expire in 2011 and 2027, respectively, (see Note 6 to our consolidated financial statements). Even though revoking our REIT status will allow us to use parent-level NOL carry-forwards against our former TRSs’ taxable income, we will still have some tax liability for 2009 and subsequent years that is attributable to federal alternative minimum tax and various state and local taxes. Additionally, we are prohibited from again electing to be taxed as a REIT until 2014.

Revoking our REIT status also frees us from the income, asset, distribution, and stock ownership requirements applicable to REITs, which will provide us with more flexibility in executing our business strategy. Specifically, because we are no longer required to derive a significant portion of our income from mortgage or other real estate related acquisitions, we will have greater flexibility to acquire other types of assets as part of our principal acquisition activity, subject to maintaining compliance with our exclusion from regulation as an investment company under the 1940 Act. In addition, because we will no longer be subject to the REIT distribution requirement, we will have greater flexibility to retain our earnings to fund future growth.

As a REIT, we historically were not subject to corporate income tax to the extent we currently distributed our taxable income to our shareholders. However, our former TRSs were subject to corporate income tax on their income. As a result of revoking our REIT status, we will be subject to corporate income tax on our taxable income and gains that are not offset by our NOL and NCL carry-forwards. Our ability to use our NOL and NCL carry-forwards to offset future taxable income would be severely limited if we experienced an “ownership change” under Sections 382 and 383 of the Code. We adopted the Rights Plan on June 1, 2009 in an effort to protect against the occurrence of an “ownership change.” The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (an Acquiring Person) without the approval of our Board of Directors. Shareholders who own 4.9% or more of our outstanding Class A common stock as of the close of business on June 5, 2009 will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of Class A common stock or (ii) fall under 4.9% ownership of Class A common stock and then re-acquire additional shares so that they own 4.9% or more of the Class A common stock. The Rights Plan does not exempt any future acquisitions of Class A common stock by such persons. Any Rights held by an Acquiring Person are void and may not be exercised. No Person shall be an Acquiring Person unless our Board of Directors shall have affirmatively determined, in its sole and absolute discretion, within ten (10) business days (or such later time as the Board of Directors may determine) after such person has otherwise met the requirements of becoming an Acquiring Person, that such person shall be an Acquiring Person. Our Rights Plan, however, does not protect against all transactions that could cause an ownership change, such as dispositions by existing 5% shareholders and transactions in our Class B common stock.

Our Exclusion from Regulation as an Investment Company

We intend to operate so as to be excluded from regulation under the 1940 Act. Historically, we have relied on Section 3(c)(5)(C) of the 1940 Act, which provides an exclusion for entities that are “primarily engaged in purchasing or otherwise acquiring . . . interests in real estate.” In 2008, in response to deteriorating market conditions, we began to decrease our real estate–related acquisitions. As a result, we are now a holding company relying, on the exclusion provided by Section 3(a)(1)(C) of the 1940 Act, and conduct a mortgage business through a subsidiary that relies on Section 3(c)(5)(C). Section 3(a)(1)(C) requires that we neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and not own or propose to acquire “investment securities” having a value exceeding 40% of the value of our total assets on an unconsolidated basis. For purposes of the 1940 Act, the term “investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. Accordingly, we need to ensure that no more than 40% of our assets, on an unconsolidated basis, excluding cash and government securities, consist of investment securities, in order to satisfy the 40% test.

We are a holding company that conducts our business through subsidiaries, including a subsidiary that relies on Section 3(c)(5)(C). Section 3(c)(5)(C) provides an exclusion from registration for a company if at least 55% of its assets, on an unconsolidated basis, consist of qualified assets such as whole loans and whole pool agency certificates, and if at least 80% of its assets, on an unconsolidated basis, are real estate related assets. Because this subsidiary is a majority-owned subsidiary and is not relying on Section 3(c)(1) or Section 3(c)(7) for its exemption, our interests in this subsidiary are not investment securities. We will need to ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries qualifies for such an exclusion or exemption. We intend to maintain our exclusion by monitoring the value of our interests in our subsidiaries. We may not be successful in this regard.

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

Our website address is http://www.arlingtonasset.com. We make available free of charge through our website this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as the annual report to shareholders and Section 16 reports on Forms 3, 4 and 5 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Articles of Incorporation, Bylaws, Statement of Business Principles (our code of ethics), Corporate Governance Guidelines, and the charters of our Audit, Compensation, and Nominating and Governance Committees are available on our website and are available in print, without charge, to any shareholder upon written request in writing c/o our Secretary at 1001 Nineteenth Street North, Arlington, Virginia 22209. Information on our website should not be deemed to be a part of this report or incorporated into any other filings we make with the SEC.

Employees

As of December 31, 2009, we had 10 employees. Our employees are not subject to any collective bargaining agreement and we believe that we have good relations with our employees.

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

The following discussion concerns some of the risks associated with our business. These risks are interrelated, and you should consider them as a whole. Additional risks and uncertainties not presently known to us, may also materially and adversely affect the value of our common stock and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, including these risk factors and elsewhere, you should carefully review the section entitled “Cautionary Statement About Forward-Looking Information.”

Risks Related to Adverse Market Conditions

In general, changes in market conditions could further adversely and materially affect our businesses and the value of our common stock could be negatively impacted.

Risk is an inherent part of our business. Our business, by its nature, does not produce predictable earnings, and our business is materially affected by conditions in the global financial markets and economic conditions generally. In recent years, these conditions have changed suddenly and negatively and may continue to change adversely in 2010 and future periods.

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

In response to the financial issues affecting the banking system and the financial markets, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to be affected and access to liquidity remains limited.

The ongoing liquidity crisis and the loss of confidence in financial institutions has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. While the numerous steps taken by governments, regulatory bodies and central banks have helped reduce these funding costs somewhat and increased our access to traditional and new sources of liquidity, increases in funding costs and limitations on our access to liquidity have negatively impacted our earnings and our ability to engage in certain activities.

In the event of further adverse changes in market conditions, such as changes in interest or foreign exchange rates, equity, fixed income, commodity or real estate valuations, liquidity, availability of credit or volatility, and drops in confidence, our business could be materially adversely affected in many ways.

Our cash flows may decline as a result of adverse market conditions.

As of the end of 2009, business activity across a wide range of industries and regions continues to be greatly reduced and local governments and many companies are experiencing serious difficulties due to the lack of consumer spending and the lack of liquidity in the credit markets. The unemployment rate has increased significantly since the beginning of the current economic downturn. Overall declines in asset values, the lack of liquidity, general uncertainty about economic and market activities and a lack of consumer, investor and corporate confidence have negatively impacted our business. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors. Overall, during fiscal 2009, the business environment was extremely difficult and uncertain and these conditions may continue in the future.

Our business has been and may continue to be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have adversely affected our ability to borrow on a secured and unsecured basis and may continue to do so. We fund ourselves on an unsecured basis by issuing commercial paper, to the extent the commercial paper market is available to us, promissory notes and long-term debt, or by obtaining bank loans or lines of credit. We seek to finance many of our assets, including our less liquid assets, on a secured basis, including by entering into repurchase agreements. Disruptions in the credit markets make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability. In addition, we may incur significant unrealized gains or losses due solely to changes in our credit spreads or those of third parties, as these changes may affect the fair value of our derivative instruments and the debt securities that we hold or issue.

General Risks Related to our Business

The voting power of our principal shareholders and other executive officers, directors and nominees may result in corporate action with which you do not agree and may discourage third party acquisitions of our company and prevent our shareholders from receiving any premium above market price for their shares.

Eric F. Billings has significant influence over our operations through his ownership of our common stock, which, as of January 29, 2010, represents approximately 17.2% of the total voting power of our common stock. In addition, Mr. Billings serves as Chairman of our Board of Directors and as our Chief Executive Officer. As of January 29, 2010, Mr. Billings and all of our other executive officers, directors and nominees, as a group, control approximately 20.5% of our total voting power. The extent of the influence that Mr. Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Mr. Billings. Mr. Billings could have interests that are different than those of our other investors and could take or influence actions with which our other investors disagree.

We lease office space to Billings Capital Management, LLC (BCM) which is an investment management company owned and operated by Eric F. Billings and his sons. The lease term is month-to-month, based on pro-rata share of the space occupied by BCM. For the year ended December 31, 2009, we received $40 thousand in lease payments.

Our shareholder rights plan could inhibit a change in our control and we may not be successful in protecting our anticipated tax benefits.

On June 1, 2009, our Board of Directors implemented a Rights Plan in an effort to protect against a possible limitation on our ability to use our NOLs, NCLs and built-in losses by dissuading investors from aggregating ownership of our Class A common stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Code. The Rights Plan may not be successful in preventing an “ownership change” within the meaning of Sections 382 and 383 of the Code, and we may lose all or most of the anticipated tax benefits associated with our prior losses. Under the terms of the Rights Plan, in general, if a person or group acquires or commences a tender or exchange offer for beneficial ownership of 4.9% or more of the outstanding shares of our Class A common stock upon a determination by our Board of Directors, all of our other Class A and Class B common shareholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. The Rights Plan may have the effect of inhibiting or impeding a change in control not approved by our Board of Directors and, notwithstanding its purpose, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, since our Board can prevent the Rights Plan from operating, in the event our Board of Directors approves of an Acquiring Person, the Rights Plan gives our Board of Directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. Consequently, the Rights Plan may not succeed in protecting anticipated tax benefits and could impede transactions that would otherwise benefit our shareholders.

The trading prices of our Class A common stock may be adversely affected by factors outside of our control.

Any negative changes in the public’s perception of the prospects for our business or the types of assets in which we invest could depress our stock price regardless of our results. The following factors could contribute to the volatility of the price of our Class A common stock:

•	actual or unanticipated variations in our quarterly results;

•	changes in our financial estimates by securities analysts;

•	conditions or trends affecting companies that make investments similar to ours;

•

changes in interest rate environments and the mortgage market that cause our borrowing costs to increase, our reported yields on our MBS portfolio to decrease or that cause the value of our MBS portfolio to decrease;

•	changes in the market valuations of the securities in our MBS portfolio and other principal investments;

•	negative changes in the public’s perception of the prospects of investment or financial services companies;

•	changes in the regulatory environment in which our business operates;

•	dilution resulting from new equity issuances or the conversion of Class B common stock into Class A common stock;

•	general economic conditions such as a recession, or interest rate or currency rate fluctuations;

•	additions or departures of our key personnel.

Many of these factors are beyond our control.

We may experience significant fluctuations in quarterly operating results.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors which are beyond our control, including the market value of the MBS we acquire, prepayment rates and changes in interest rates. As a result, we may fail to meet profitability or dividend expectations which could negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

We did not pay any cash dividends during 2009.

Our Board of Directors did not authorize the payment of any cash dividends to our shareholders during 2009. Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, reinstated the payment of a cash dividend for the first quarter of 2010. However, there can be no assurances that they will continue to do so. As a result of the revocation of our REIT status effective as of January 1, 2009, we may retain any available funds and future earnings to fund the development and growth of our business.

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

We are a holding company that conducts our business through subsidiaries, including a subsidiary that relies on Section 3(c)(5)(C). Because this subsidiary is a majority-owned subsidiary and is not relying on Section 3(c)(1) or Section 3(c)(7) for its exemption, our interests in this subsidiary are not investment securities. We will need to ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries qualifies for such an exclusion or exemption. We intend to maintain our exclusion by monitoring the value of our interests in our subsidiaries. We may not be successful in this regard.

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

We face competition for personnel which could adversely affect our business and in turn negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

We are dependent on highly skilled, and often highly specialized, individuals we employ. Retention of specialists to manage our MBS portfolio and other principal investments are particularly important to our prospects. Competition for the recruiting and retention of employees may increase elements of our compensation costs. We may not be able to recruit and hire new employees with our desired qualifications in a timely manner. Our incentives may be insufficient to recruit and retain our employees. Increased compensation costs could adversely affect the amount of cash available for distribution to shareholders and our failure to recruit and retain qualified employees could materially and adversely affect our future operating results.

We are dependent on a small number of key senior professionals and loss of any of these individuals could adversely affect our results which may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends.

We generally do not have employment agreements with our senior officers and other key professionals. The loss of any members of our senior management and other key professionals could materially and adversely affect our operating results. We cannot guarantee that we will continue to have access to members of our senior management team or other key professionals.

We are highly dependent on systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems, including systems provided by other third parties. Any failure or interruption of our systems or third-party trading or information systems could cause delays or other problems in our securities trading activities, including MBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

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

Risks Related to our Principal Investing Activities

Continued adverse developments in the residential mortgage market may adversely affect the value of our securities and our ability to borrow against our security assets.

Since mid-2007, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that may adversely affect the performance and market value of the mortgage securities we acquire. Securities backed by residential mortgage loans originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, other earlier vintages of

MBS may not be performing as expected. Many MBS have been downgraded by the rating agencies in recent years and the rating agencies may in the future downgrade MBS. As a result, the market for these securities may be adversely affected for a significant period of time.

During 2008 and 2009, housing prices and appraisal values in many states have declined or stopped appreciating, after extended periods of significant appreciation. A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, particularly with respect to second homes and investor properties and with respect to any residential mortgage loans whose aggregate loan amounts (including any subordinate liens) are close to or greater than the related property values.

Another factor that may in the future contribute to higher delinquency rates is the potential increase in monthly payments on adjustable rate mortgage loans. Borrowers with adjustable rate mortgage loans may be exposed to increased monthly payments if the related mortgage interest rate adjusts upward from the initial fixed rate or a low introductory rate, as applicable, in effect during the initial period of the mortgage loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed rate period, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans and an increase in default on their obligations. Increased default rates will harm the value of the MBS we acquire.

Current market conditions may impair borrowers’ ability to refinance or sell their properties, which may contribute to higher delinquency and default rates. Borrowers seeking to avoid increased monthly payments by refinancing may no longer be able to find available replacement loans at comparably low interest rates. A continued decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance. Borrowers who intended to sell their homes or refinance their existing mortgage loans on or before the expiration of the fixed rate periods on their mortgage loans may find that they cannot sell their property for an amount equal to or greater than the unpaid principal balance of their loans or obtain new financing at lower rates. In addition, some mortgage loans may include prepayment premiums that may further inhibit refinancing.

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

In recent years, a number of originators of mortgage loans have experienced serious financial difficulties and, in many cases, have entered bankruptcy proceedings. These difficulties have resulted in part from declining markets for their mortgage loans as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults or for breaches of representations regarding loan quality. In addition, a rising interest rate environment and declining real estate values may decrease the number of borrowers seeking or able to refinance their mortgage loans, which would result in a decrease in overall originations.

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

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008 (HERA). On September 7, 2008, the Federal Housing Finance Agency (FHFA) placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of agency-backed MBS to a modest amount through the end of 2009. Beginning in 2010, Fannie Mae and Freddie Mac are required to gradually reduce their agency security portfolios.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of Treasury, or the U.S. Treasury, took three additional actions: (i) the U.S. Treasury and FHFA entered into preferred stock purchase agreements between the U.S. Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Treasury established a secured lending credit facility that was available to Fannie Mae, Freddie Mac and the Federal Home Loan Banks until this program terminated in December 2009; and (iii) the U.S. Treasury initiated a temporary program to purchase agency-backed MBS issued by Fannie Mae and Freddie Mac. The MBS purchase program ended on December 31, 2009, after the U.S. Treasury had purchased approximately $220 billion of MBS. Initially, Fannie Mae and Freddie Mac each issued $1.0 billion of senior preferred stock to the U.S. Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of each government sponsored enterprise, or GSE, at a nominal exercise price. Pursuant to these agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and agency security portfolio may not exceed $810 billion as of December 31, 2010, and will decline by 10% each year from the maximum in the prior year until such portfolio reaches $250 billion. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted.

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

The U. S. Treasury’s agency security purchase program terminated on December 31, 2009, but it could be restarted depending on developments in the capital markets and housing markets. On the other hand, there is no certainty that the U.S. Treasury will continue to purchase additional agency-backed MBS in the future. The U.S. Treasury can hold its portfolio of agency-backed MBS to maturity, and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that the U.S. Treasury’s commitment to purchase agency-backed MBS in the future could create additional demand that would increase the pricing of agency-backed MBS that we seek to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the federal government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the federal government could stop providing liquidity support of any kind to the mortgage market. The U.S. Treasury expects to report preliminarily on the future of Fannie Mae and Freddie Mac in February 2010. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency-backed MBS from these companies, which would eliminate a major component of our business model.

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

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on agency-backed MBS. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. In January 2010, House Financial Services Committee Chairman, Barney Frank, was reported to have indicated that his Committee would recommend abolishing Fannie Mae and Freddie Mac in their current form in favor of a whole new system of housing finance. Any law affecting these government-sponsored entities (GSEs) may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac agency security. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

On November 25, 2008, the Federal Reserve announced a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in agency-backed MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. These limits were later raised to $200 billion and $1.25 trillion, respectively. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began in December 2008 and the purchases of agency-backed MBS began in early January 2009. The pace of these purchases has slowed and these programs are set to expire at the end of the first quarter of 2010. One of the effects of these programs has been, and may continue to be, to increase the price of agency-backed MBS and thereby negatively impact the net interest margin with respect to new agency-backed MBS we may purchase. We cannot accurately predict the effect of the expiration of these programs.

There can be no assurance that the actions of the U.S. Treasury, the Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effects, our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA provided the U.S. Secretary of the Treasury with the authority to establish the Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of (1) residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, and (2) any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

TARP funds have not been used for these purposes, however. Most of the TARP funds disbursed were used to infuse capital in financial institutions, including banks and insurance companies, and in automobile manufacturers. Some of these funds have been repaid and a debate is taking place about how the repaid funds should be used.

There can be no assurance that programs and proposals recently initiated and announced by the U.S. Treasury or Federal Reserve will have a sustainable beneficial impact on the financial markets, including levels of volatility. To the extent the market does not respond favorably to these programs and proposals over the long term or the initiatives do not function as intended, our business may suffer. In addition, the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

To the extent that we invest in agency-backed MBS that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these GSEs may not be able to fully satisfy their guarantee obligations or that these guarantee obligations may be repudiated, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

The interest and principal payments we receive on the agency-backed MBS that we acquire are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae certificates in which we may invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. All the agency-backed MBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities. To the extent these GSEs are not able to fully satisfy their guarantee obligations or that these guarantee obligations are repudiated, the value of our investment portfolio and our ability to sell or finance these securities may be adversely affected.

Market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS. Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

Mortgage loan modification programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns, on the MBS in which we invest.

During the second half of 2008 and 2009, the U.S. government, through the FHA and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans. The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, our MBS. Depending on whether or not the bond was purchased at a premium or discount the yield may be positively or negatively impacted.

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

We acquire indirect interests in mortgage loans by purchasing MBS and we currently intend to continue this strategy. Under a normal yield curve, an investment in MBS will decline in value if long-term interest rates increase. Despite Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the agency-backed MBS we own, those guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our shareholders.

A significant risk associated with our portfolio of mortgage-related assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of these MBS would decline and the weighted average life of the investments would increase. We have realized losses in the last three years, and could realize a loss in the future if the MBS were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into in order to finance the purchase of MBS. Market values of MBS may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads. In addition, changes in interest rates may impact some our merchant banking equity investments in companies whose business models are sensitive to interest rates.

Limitations on our access to capital could impair our liquidity and our ability to conduct our business.

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time or the market is experiencing significant volatility. Our inability to maintain adequate liquidity would materially harm our business and operations.

The nature of the securities we hold exposes us to concentrated credit risk that could reduce our earnings, dividends, cash flows, and access to liquidity, and otherwise negatively affect our business.

Our MBS portfolio has concentrated risks with respect to residential real estate loans. In general, losses on an asset securing a residential real estate loan included in a securitization will be borne first by the owner of the property (i.e. the owner will first lose the equity invested in the property) and, thereafter, by mezzanine or preferred equity investors, if any, then by a cash reserve fund or letter of credit, if any, then by the first-loss holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit, and classes of securities junior to those in which we invest (if any), we may not be able to recover any or all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraisal or if the values subsequently declined and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and so on. Any credit enhancement we may have with respect to our MBS could be insufficient to protect us from a complete loss.

Our due diligence of potential investments may not reveal all of the liabilities associated with such investments and may not reveal aspects of such investments which could lead to investment losses, and our ability to manage exposures to assets in which we have an indirect interest is limited.

Before making certain acquisitions, we may undertake due diligence efforts with respect to various aspects of the acquisition, including investigating the strengths and weaknesses of the originator or issuer of the asset and, in the case of acquisitions of private-label MBS, verifying certain aspects of the underlying assets themselves as well as other factors and characteristics that may be material to the performance of the acquisition. In making the assessment and otherwise conducting due diligence, we rely on resources available to us and, in some cases, third party information. There can be no assurance that any due diligence process that we conduct will uncover relevant facts that could be determinative of whether or not an investment will be successful.

Moreover, our ability to manage our exposures is significantly limited by contractual and other constraints of the securitization vehicle structures in which such assets are held.

The securities and loans we own are likely to lead to variable returns.

We actively manage the risks associated with acquiring, holding, and disposing of MBS. No amount of risk management or mitigation, however, can change the variable nature of the cash flows, fair values of, and financial results generated by these loans and securities. Changes in the credit performance or the prepayments on the loans underlying these securities and changes in interest rates impact the cash flows on these securities, and the impact could be significant for our securities with concentrated risks. Changes in cash flows lead to changes in our return and also to potential variability in reported income.

The revenue recognized on most of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

Changes in the fair values of our MBS may have various negative effects on us, reduced earnings, increased earnings volatility, and volatility in our book value.

Fair values for our MBS can be volatile. The fair values can change rapidly and significantly and changes can result from changes in interest rates, actual and perceived risk, supply, demand, and actual and projected cash flows and prepayments and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows.

A decrease in the fair value of MBS we own may result in a reduction in our book value due to the accounting standards we are required to apply. Reporting a low book value could have adverse effects even if that book value is not indicative of the actual value of our net investments in assets. The adverse effects include the inability to meet or agree upon covenants with counterparties, to enter into derivative contracts, or a reduction in the market price of our common stock.

Our calculations of the fair value of our MBS are based upon assumptions that are inherently subjective and involve a high degree of management judgment. The use of different assumptions could materially affect our fair value calculations and our results of operations and financial condition.

We report our securities at fair value on our consolidated balance sheets. In computing the fair values for MBS for which there are limited observable third-party trades, we make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment. Use of different assumptions could materially affect our fair value calculations and our results of operations and financial condition. Although we rely on our internal calculations to compute the fair value of securities we own, we also request and consider indications of value (marks) from third-party dealers to assist us in our valuation process. Recent market disruptions have generated fewer third-party data points for us to consider in connection with our estimates of the fair value of our securities than were available to us in the past.

Credit ratings assigned to debt securities by the credit rating agencies may not accurately reflect the risks associated with those securities.

Rating agencies rate debt securities based upon their assessment of the safety of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of debt securities and, therefore, the assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. A credit rating may not accurately reflect the risks associated with a particular debt security.

We make our acquisition decisions after factoring in a series of data, including credit rating. However, our assessment of the quality of an investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations. Credit rating agencies may change their methods of evaluating credit risk and determining ratings on MBS. These changes may occur quickly and often. The market’s ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict. Such changes will have an impact on the amount of investment-grade and non-investment-grade securities that are created or placed on the market in the future.

The assignment of an “investment grade” rating to a security by a rating agency does not mean that there is not credit risk associated with the security or that the risk of a credit loss with respect to such security is remote. For example, a large number of RMBS that were rated triple-A by one or more rating agencies have been downgraded, in many cases by several rating levels at one time. A downgrade in credit rating can materially adversely affect the fair value of a security.

New assets we acquire may not generate yields as attractive as yields on our current assets, resulting in a decline in our earnings per share over time.

We believe the assets we acquire have the potential to generate attractive economic returns and GAAP yields, but acquiring assets in an uncertain economic environment poses significant risks. Potential cash flow and mark-to-market returns from new asset acquisitions could be negative, including both new assets that are backed by newly-originated loans, as well as new acquisitions that are backed by more seasoned assets that may experience higher than expected levels of delinquency and default. In order to maintain and grow our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. Principal payments reduce the size of our current portfolio and generate cash for us. We may also sell assets from time to time as part of our portfolio management and capital recycling strategies. If the assets we acquire in the future earn lower GAAP yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down, are called, or are sold.

An increase in our borrowing costs relative to the interest we receive on our mortgage-related assets may adversely affect our profitability, which may negatively affect cash available for distribution to our shareholders.

As our repurchase agreements and other short-term borrowing instruments mature, we will be required either to enter into new repurchase agreements or to sell a portion of our mortgage-related assets or other investment securities. Current conditions in the credit markets may make it impracticable to enter into new repurchase agreements or other short-term facilities. See “—Risks Related to Adverse Market Conditions.”

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

Prepayment rates could negatively affect the value of our MBS purchased at a premium, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.

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

We have historically entered into and may enter into interest rate swap agreements or pursue other hedging strategies. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of MBS held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We gain access to investment opportunities only to the extent that they become known to us. Gaining access to investment opportunities is highly competitive. We compete with other companies that have greater capital, more long-standing relationships, broader product offerings and other advantages. Competitors include, but are not limited to, business development companies, small business investment companies, commercial lenders and mezzanine funds and broker-dealers. Additionally, in response to the recent financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. government established programs such as the Legacy Securities Public-Private Investment Program, or

PPIP, which are designed, in part, to restart the market for certain of our target investments. The establishment of these or similar programs may result in increased competition for attractive opportunities in our target investments. It is also possible that our competitors may successfully utilize these programs, which would provide them with attractive debt and equity capital funding from the U.S. government. Increased competition would make it more difficult for us to purchase or originate our target investments at attractive yields, which could have an adverse effect on cash available for distribution to our shareholders.

Tax Risks of our Business and Structure

Our ability to use NOL carry-forwards and NCL carry-forwards to reduce our taxable income may be limited.

Historically, we have elected to be taxed as a REIT under the Code and were generally not subject to corporate income tax to the extent we currently distributed our taxable income to our shareholders. We revoked our status as a REIT effective as of January 1, 2009, in part to maximize the use of potential tax benefits flowing from our existing NOLs or NCLs and certain other tax attributes. We must have taxable income or gains to benefit from theses NOLs, NCLs and certain other tax attributes. Although we believe that a significant portion of our NOLs will be utilized to offset the 2009 taxable income of our former TRSs, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

In addition, our NOL and NCL carry-forwards may be limited by Sections 382 and 383 of the Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for February 2010 is 4.14%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carry-forwards for the remainder of the carry-forward period and such losses can be used to offset taxable income for years within the carry-forward period subject to the Section 382 limitation in each year. However, if the carry-forward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carry-forward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carry-forward period for NCL is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

On June 1, 2009, our Board of Directors adopted the Rights Plan in an effort to protect against the occurrence of an ownership change. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock without the approval of our Board of Directors. Shareholders who own 4.9% or more of our outstanding Class A common stock as of the close of business on June 5, 2009 will not trigger the Rights Plan so long as they do not (i) acquire any additional shares of Class A common stock or (ii) fall under 4.9% ownership of Class A common stock and then re-acquire additional shares so that they own 4.9% or more of the Class A common stock. The Rights Plan does not exempt any future acquisitions of Class A common stock by such persons. Any Rights held by an Acquiring Person are void and may not be exercised. No Person shall be an Acquiring Person unless our Board of Directors shall have affirmatively determined, in its sole and absolute discretion, within ten (10) business days (or such later time as the Board of Directors may determine) after such person has otherwise met the requirements of becoming an Acquiring Person, that such person shall be an Acquiring Person. The Rights Plan, however, does not protect against all transactions that could cause an ownership change, such as dispositions by existing 5% shareholders and transactions in our Class B common stock.

Based on our knowledge of our stock ownership, we do not believe that an ownership change has occurred since our losses were generated. Accordingly, we believe that at the current time there is no annual limitation imposed on our use of our NOLs and NCLs to reduce future taxable income. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among shareholders. Other than the Rights Plan, there are currently no restrictions on the transfer of our stock that would discourage or prevent transactions that could cause an ownership change, although we may adopt such restrictions in the future. As discussed above, the Rights Plan is intended to discourage transactions that could cause an ownership change. The Rights Plan, however, does not protect against all transactions that could cause an ownership change. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service, or IRS, regarding our conclusion as to whether our losses are subject to any such limitations. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.

Preserving the ability to use our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

Limitations imposed by Sections 382 and 383 of the Code may discourage us from, among other things, redeeming our stock or issuing additional stock to raise capital or to acquire businesses or assets. Accordingly, our desire to preserve our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209.

ITEM 3.	LEGAL PROCEEDINGS

Overview

Except as described below, as of February 19, 2010, we are not a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or SRO matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We are a defendant in a small number of civil lawsuits and arbitrations relating to our businesses. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, results of operations and liquidity.

Shareholders’ Derivative Action

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski. We were named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. Our Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in our best interests. The special committee concluded that the litigation was not in our best interest. On December 8, 2008, we moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied our motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. On August 14, 2009, we filed an answer to the amended complaint and the individual defendants filed a demurrer to the amended complaint.

On July 20, 2009, counsel to Bill Kornfeld and Edward Lapinski, two purported shareholders of our company, sent a letter to us demanding that the Board of Directors remedy alleged breaches of fiduciary duty by the directors in connection with the sale of a portion of our FBR Capital Markets stock to FBR Capital Markets on May 20, 2009. The letter alleges that this sale was completed pursuant to an inappropriate process and resulted in an inadequate price. The letter states that the shareholders will file a lawsuit bringing derivative claims if our Board of Directors does not take the demanded action within a reasonable period of time. Our Board of Directors established a special committee of independent directors to conduct a review and evaluation of the allegations in the letter and make a final decision concerning whether maintenance of the claims was in our best interests. The special committee concluded that maintenance of the claims was not in our best interest.

Based on our review with counsel, resolution of these matters is not expected to have a material adverse effect on our financial condition, results of operation or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NYSE under the symbol “AI.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2009 and 2008. No cash dividends were declared during those periods (share prices have been adjusted based on the reverse stock split effective on October 7, 2009).

	Price Range of Class A Common Stock		Cash Dividends Per Share of Class A Common Stock
	High	Low
Year Ended December 31, 2009
Fourth Quarter	$16.21	$8.40	$—
Third Quarter	12.40	6.80	—
Second Quarter	12.00	3.80	—
First Quarter	6.60	2.20	—
Year Ended December 31, 2008
Fourth Quarter	$37.00	$1.20	$—
Third Quarter	45.00	26.40	—
Second Quarter	56.20	25.80	—
First Quarter	73.60	30.80	—

On January 29, 2010, there were approximately 117 record holders of our Class A common stock. There is no established public trading market for our Class B common stock and on January 29, 2010, there were approximately 16 record holders of our Class B common stock. If declared, Class B shares receive dividends in the same amounts and on the same dates as Class A shares. Our Class B shares did not receive any dividends during the periods set forth above.

Our Board of Directors did not authorize the payment of any cash dividends to our shareholders during 2009. On February 10, 2010, our Board of Directors approved a $0.35 dividend for the first quarter of 2010. The dividend will be payable on April 30, 2010 to shareholders of record on March 31, 2010.

Stock Comparison Graph

The following graph compares the change in the cumulative total shareholder return for our Class A common stock from December 31, 2004 to December 31, 2009 with the comparable cumulative return of three indexes: the FSA Mid-Cap Index, the Standard & Poors (S&P) 500 Stock Index and our Peer Group Index published by Financial Service Analytics, Inc. Due to changes in our business as a result of the sale of FBR Capital Markets common stock, the FSA Mid-Cap Index which includes companies in the broker-dealer industry is no longer considered comparable. The FSA Mid-Cap Index will be replaced with our Peer Group Index as shown below.

Our Class A common stock trades on the NYSE. The graph assumes $100 invested on December 31, 2004 in our Class A common stock and $100 invested at the same time in each of the above-mentioned indexes. The comparison assumes that all dividends are reinvested.

Comparison of 5-Year Cumulative Total Return Among Arlington Asset Investment Corp.,

the FSA Mid-Cap Index, the Peer Group Index and the S&P 500 Index

	AAIC Prices(1)	AAIC Indexed	FSA Mid-Cap	Peer Group (2)	S&P 500 Indexed
December 31, 2004	$387.80	$100.00	$100.00	$100.00	$100.00
December 30, 2005	198.00	51.06	105.26	74.11	104.91
December 29, 2006	160.00	41.26	141.23	91.56	121.53
December 31, 2007	62.80	16.19	115.54	114.54	128.20
December 31, 2008	3.40	0.88	84.55	110.00	80.79
December 31, 2009	15.23	3.93	131.06	133.06	102.17

(1)	Closing price of our Class A common stock on the NYSE on the last trading day of each year as shown adjusted for the impact of 1-for-20 reverse stock split effective on October 6, 2009.
(2)	Our Peer Group Index includes the following companies: Annaly Capital Management, Inc., Chimera Investment Corporation, Dynex Capital, Inc., Invesco Mortgage Investment Trust, MFA Financial, Inc., PennyMac Mortgage Investment Trust, Redwood Trust Inc., and Two Harbors Investment Corp.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statements of Operations
Interest income
Interest on MBS	$13,940	$77,954	$249,996	$203,517	$329,091
Interest on loans held for investment	—	—	225,234	382,118	210,936
Interest on loans held for sale	—	37	51,194	88,621	77,478
Dividends	112	724	2,481	14,551	36,640
Other interest income	27	2,379	6,779	743	249

Total interest income	14,079	81,094	535,684	689,550	654,394

Interest expense
Interest on short-term debt	495	50,554	217,673	165,450	309,245
Interest on long-term debt	3,150	21,764	26,874	26,207	14,923
Interest on mortgage loans and mortgage banking operations	—	401	222,187	363,310	186,957
Other interest expense	—	32	5,366	2,290	—

Total interest expense	3,645	72,751	472,100	557,257	511,125

Net interest income	10,434	8,343	63,584	132,293	143,269
Other Income (Loss), Net
Gain on extinguishment of long-term debt	160,435	39,083	—	—	—
Investment income (loss)	3,926	(390,378)	(211,933)	(187,407)	(254,582)
Other (loss) income	(147)	83,947	(119,988)	191,444	5,560

Total other income (loss), net	164,214	(267,348)	(331,921)	4,037	(249,022)

Income (loss) from continuing operations before other expenses	174,648	(259,005)	(268,337)	136,330	(105,753)
Other Expenses
Compensation and benefits	14,366	21,780	81,406	83,352	53,793
Professional services	7,053	6,056	10,439	16,009	12,715
Business development	6,577	604	6,161	8,379	7,314
Occupancy and equipment	538	1,248	19,104	20,013	13,263
Communications	246	237	6,256	4,359	3,280
Other operating expenses	5,709	18,771	268,468	77,263	44,477

Total other expenses	34,489	48,696	391,834	209,375	134,842

Income (loss) from continuing operations before income taxes	140,159	(307,701)	(660,171)	(73,045)	(240,595)

Income tax provision (benefit)	9,522	1,899	2,899	(11,410)	(19,250)

Net income (loss) from continuing operations	130,637	(309,600)	(663,070)	(61,635)	(221,345)
(Loss) income from discontinued operations, net of taxes	(25,551)	(194,730)	5,244	(9,841)	48,085

Net income (loss)	105,086	(504,330)	(657,826)	(71,476)	(173,260)
Net (loss) income attributable to noncontrolling interests.	(11,459)	(86,867)	774	(2,751)	—

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders.	$116,545	$(417,463)	$(658,600)	$(68,725)	$(173,260)

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data
Assets
Cash and cash equivalents	$10,123	$46,851	$322,968	$38,671	$76,199
Receivables
Interest	2,011	1,130	7,059	66,172	78,556
Other	20	356	44,071	102,580	168,356
Investments
Mortgage-backed securities, at fair value	295,600	139,955	1,791,480	6,455,270	8,002,561
U.S. Treasury bonds, at fair value	—	550,000	—	—	—
Loans held for investment	—	—	—	—	6,841,266
Loans held for sale	—	—	65,074	5,367,934	963,807
Other investments	2,580	13,802	85,198	153,148	311,437
Derivative assets, at fair value	—	—	3,514	36,875	70,636
Goodwill and intangible assets, net	—	—	—	173,590	176,354
Furniture, equipment, software and leasehold improvements, net	114	—	1,359	12,890	10,949
Prepaid expenses and other assets	3,201	7,475	22,196	180,178	41,630
Assets of discontinued operation	—	800,722	602,036	765,210	1,694,039

Total assets	$313,649	$1,560,291	$2,944,955	$13,352,518	$18,435,790

Liabilities
Repurchase agreements	$126,830	$647,003	$1,744,377	$2,870,175	$1,769,256
Commercial paper	—	—	—	3,971,389	6,860,934
Securitization financing, net	—	—	—	4,486,046	6,642,198
Derivatives liabilities, at fair value	—	—	3,558	44,582	32,550
Interest payable	124	2,019	2,985	11,902	10,769
Accrued compensation and benefits	5,921	3,339	11,568	13,391	8,847
Accounts payable, accrued expenses and other liabilities	13,904	13,322	62,863	43,270	48,361
Long-term debt	16,857	254,357	387,556	324,453	324,686
Liabilities of discontinued operation	—	496,995	95,296	280,822	1,434,019

Total liabilities	163,636	1,417,035	2,308,203	12,046,030	17,131,620

Equity
Common Stock and Additional Paid in Capital	1,507,474	1,494,722	1,470,320	1,564,244	1,529,237
Accumulated other comprehensive income (loss), net of taxes	7,015	(118)	(13,071)	(13,708)	(999)
Accumulated deficit	(1,364,476)	(1,481,021)	(1,063,558)	(379,491)	(224,068)

Total Arlington Asset Investment Corp. shareholders’ equity	150,013	13,583	393,691	1,171,045	1,304,170
Noncontrolling interest	—	129,673	243,061	135,443	—

Total equity	150,013	143,256	636,752	1,306,488	1,304,170

Total liabilities and equity	$313,649	$1,560,291	$2,944,955	$13,352,518	$18,435,790

Statistical Data
Basic earnings (loss) per share(3)	$15.19	$(55.23)	$(78.88)	$(8.01)	$(20.46)
Diluted earnings (loss) per share(3)	$14.89	$(55.23)	$(78.88)	$(8.01)	$(20.46)
Book value per share(1) (3)	$19.54 (2)	$1.80 (2)	$52.26 (2)	$135.57 (2)	$153.20 (2)
Total employees(1)	10	579	1,025	3,019	2,499
Return on average assets	25%	(16)%	(7)%	(1)%	(1)%
Return on average equity	65%	(98)%	(59)%	(5)%	(12)%
Dividend payout ratio	—	—	(4)%	(125)%	(119)%
Equity to assets ratio	38%	17%	11%	11%	9%
Basic weighted average shares outstanding (in thousands)(3)	7,675	7,558	8,349	8,583	8,467
Diluted weighted average shares outstanding (in thousands)(3)	7,825	7,558	8,349	8,583	8,467
Cash dividends per common share(3)	$—	$—	$3.00	$10.00	$24.40

(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable shares of 80 shares pledged as collateral as of December 31, 2009, 2008, 2007 and 2006 and 27,567 shares pledged as collateral as of December 31, 2005.
(3)	Reflects the impact of 1-for-20 reverse stock split effective on October 6, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On February 23, 2009, we began doing business under the name “Arlington Asset Investment Corp.” Arlington Asset Investment Corp., formerly known as Friedman Billings Ramsey Group, Inc., is a holding company that through its subsidiaries acquires primarily mortgage-related assets. Through our subsidiaries, we acquire on a leveraged basis residential mortgage-backed securities (MBS), either issued by a U.S. Government agency, or guaranteed as to principal and interest by U.S. Government agencies or U.S. Government-sponsored entities (agency-backed MBS). We also acquire generally on a non-leveraged basis both MBS issued by private organizations (private-label MBS) and, on a limited basis, we manage our remaining interest in net interest margin securities and merchant banking holdings, subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act).

When we use the terms “Arlington Asset”, “AAIC,” “we” “us” “our” and “the Company,” we mean Arlington Asset Investment Corp., formerly know as Friedman, Billings, Ramsey Group, Inc., and its consolidated subsidiaries. We historically have conducted most of our principal acquisitions activities at the parent company level and through a qualified REIT subsidiary (QRS) (principal investing). Historically, we have operated in a manner that qualifies us to be taxed as a real estate investment trust (REIT) for federal income tax purposes and we conducted our investment banking and institutional brokerage activities (capital markets), and investment management and advisory activities (asset management) in our former taxable REIT subsidiaries (TRSs). In order to use the net operating losses (NOLs) and net capital losses (NCLs) incurred at the parent level to offset anticipated taxable income of our former TRSs, among other reasons, our Board of Directors decided to revoke our REIT election effective as of January 1, 2009. As a result, we are currently taxed as a C corporation for federal income tax purposes. We operate primarily in the United States.

On October 6, 2009, we effected a 1-for-20 reverse stock split of our Class A and Class B common stock. All share and per share amounts throughout this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split, unless otherwise noted.

Business Environment

Our MBS portfolio is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our MBS strategy and the performance of our MBS portfolio is influenced by the specific characteristics of these markets, including prepayment rates, credit losses, interest rates and the interest rate yield curve. Our results of operations with respect to our MBS portfolio primarily depend on, among other things, the level of our interest income and the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings. Our interest income, which includes the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in prepayment speeds of the securities in our MBS portfolio. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow which is generally based on the fair value of the MBS portfolio and the advance rate the lenders are willing to lend against the collateral provided.

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

The liquidity crisis could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more additional major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency-backed MBS, and this could negatively impact the value of the securities in our MBS portfolio. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell securities in our MBS portfolio at an inopportune time when prices are depressed.

The payment of principal and interest on the agency-backed MBS that we acquire and hold is guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. The payment of principal and interest on agency-backed MBS issued by Ginnie Mae is guaranteed by the full faith and credit of the U.S. government, while payment of principal and interest on agency-backed MBS issued by Freddie Mac or Fannie Mae is not guaranteed by the U.S. government. Any failure to honor its guarantee of agency-backed MBS by Freddie Mac or Fannie Mae or any downgrade of securities issued by Freddie Mac or Fannie Mae by the rating agencies could cause a significant decline in the value of and cash flow from, any agency-backed MBS we own that are guaranteed by such entity.

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

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. In addition, it was permitted to purchase other financial instruments that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability. The EESA also provides for a program that would allow companies to insure their troubled assets.

TARP funds have not been used for these purposes, however. Most of the TARP funds disbursed were used to infuse capital in financial institutions, including banks and insurance companies, and in automobile manufacturers. Some of these funds have been repaid and a debate is taking place about how the repaid funds should be used.

In addition, during 2008, the U.S. Federal Reserve, or the Federal Reserve, also initiated a number of other programs aimed at improving broader financial markets, such as establishing a $1.8 trillion commercial paper funding facility, set to expire in February 2010, and a $200 billion facility to finance consumer asset-backed securities, set to expire in March 2010 (or with respect to CMBS, June 2010). In addition, in order to provide further liquidity to financial institutions, the Federal Reserve has provided primary dealers with access to the Federal Reserve’s discount window and, in instances of distress, arranged financing for certain entities.

There can be no assurance that the programs and proposals recently initiated and announced by the U.S. Treasury or Federal Reserve will have a sustainable beneficial impact on the financial markets. To the extent the market does not respond favorably to these programs and proposals or the initiatives do not function as intended in a sustained fashion, our business may not receive an ongoing positive impact from the legislation. In addition, the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Executive Summary

During the year ended December 31, 2009, we implemented and executed several strategic initiatives designed to strengthen and stabilize our financial and operational positions and establish an independent operating platform designed to maximize the returns to our shareholders in future periods. Some of these strategic initiatives are summarized below.

Extinguishment of Trust Preferred Debt Securities—Consistent with the strategy announced on October 23, 2008, in addition to an extinguishment of $65.8 million in long-term debt in the form of trust preferred debt securities at a gain of $39.1 million in 2008, we extinguished $236.7 million of long-term debt in the form of trust preferred debt securities at a gain of $160.4 million during the year ended December 31, 2009. These extinguishments represent a reduction of over 94% of our outstanding long-term debt. As a result of these extinguishments, we have $15.0 million in remaining trust preferred debt securities at December 31, 2009.

Sales of FBR Capital Markets Stock—We completed multiple transactions during 2009 liquidating 33,333,049 shares of our remaining holdings in FBR Capital Markets at an average share price of $4.95, monetizing $165.0 million from the sales and recognizing a net gain of $833.1 thousand. The liquidation of our remaining FBR Capital Markets stock was in furtherance of the strategic shift we initiated to focus on a principal acquisitions strategy and restructuring our investment portfolio.

Rebalancing of Investment Portfolio to More Liquid and Potentially High Return Securities—During 2009, we reinvested the proceeds from the sale of our FBR Capital Markets stock and other illiquid investments into, among other investments, private-label MBS. Our focus has been on credit enhanced securities backed by residential real estate loans to capitalize on what we expected to be an attractive investment opportunity to acquire senior non-agency MBS at distressed prices. As of December 31, 2009, our private-label MBS portfolio consisted of $307.6 million in face value at a market value of $158.7 million. The average purchase price of these private-label MBS was approximately 51.16% of par value, 49.45% of par value on the newly acquired private-label MBS, at December 31, 2009. The yield on our MBS for the fourth quarter of 2009 was 11.68%, including 18.74% on private-label MBS. The yield on our private-label MBS consists of coupon and accretion of the purchase discount. Given continued dislocations in the capital markets, we seek to benefit from potential high current cash returns available on these mortgage acquisitions. We will continue to deploy the available cash to investments that offer current income as well as capital appreciation potential.

Independent Operating and Financial Platform—With the deconsolidation of and the sale of our interest in FBR Capital Markets, we are no longer sharing financial and administrative services with FBR Capital Markets. We established an independent information technology infrastructure and implemented a new accounting system during 2009. With the establishment of our independent operating and financial platform, we have significantly reduced overall general and administrative expenses.

Reverse Stock Split—On October 1, 2009, we announced a 1-for-20 reverse split of our Class A and Class B common stock in accordance with the previously approved shareholder authorization. The reverse stock split was effective October 6, 2009. Upon the effectiveness of the reverse stock split, each twenty shares of issued and outstanding common stock were converted into one share of common stock. We did not issue fractional shares and shareholders received a cash payment for fractional shares based on the split-adjusted average price of the Class A common stock before the effective time. The reverse split reduced the number of shares of our common stock outstanding from 158,403,801 to 7,920,190. The reverse stock split supported our continued listing on the New York Stock Exchange.

Revocation of REIT Status—We have revoked our status as a REIT effective as of January 1, 2009, in part to use the NOL carry-forwards and NCL carry-forwards incurred at the parent company level to offset the taxable income of our former TRSs. At December 31, 2009, we had $276.8 million of NOL carry-forwards and $576.3 million of NCL carry-forwards. Our NCL carry-forwards and NOL carry-forwards will begin to expire in 2011 and 2027, respectively. Revoking our REIT status allows us to use parent-level NOL carry-forwards against our former TRSs’ taxable income and also frees us from the income, asset, distribution, and stock ownership requirements applicable to REITs, which provides us with more flexibility in executing our business strategy. Specifically, because we are no longer required to derive a significant portion of our income from mortgage or other real estate related acquisitions, we will have greater flexibility to acquire other types of assets as part of our principal acquisitions activity, subject to maintaining compliance with our exclusion from regulation as an investment company under the 1940 Act. In addition, because we will no longer be subject to the REIT distribution requirement, we will have greater flexibility to retain our earnings to fund future growth.

With the successful execution of the strategic initiatives described above, we are now in a position to focus on continuing the execution of our principal investment strategy and increasing shareholder value.

For the year ended December 31, 2009, our net income from continuing operations was $130.6 million compared to a loss of $309.6 million in 2008. Our net income from continuing operations includes net interest income of $10.4 million and gain on extinguishment of long-term debt of $160.4 million in 2009 compared to net interest income of $8.3 million and gain on extinguishment of long-term debt of $39.1 million in 2008. Our net income attributable to the shareholders of Arlington Asset Investment Corp. included a net loss from discontinued operations of $25.6 million in 2009 compared to $194.7 million in 2008. A net loss from discontinued operations of $25.6 million in 2009 includes $833.1 thousand of net gain from the sale of FBR Capital Markets common stock.

The current year net income from continuing operations of $130.6 million compared to a loss of $309.6 million in 2008 reflects the results of the execution of various strategic initiatives discussed above. We expect that the implementation of our cost reduction initiative and the establishment of an independent operating and financial platform will continue to improve our operating position for future periods.

	For the year ended December 31,
(Dollars in thousands)	2009	2008	2007
Net interest income	$10,434	$8,343	$63,584
Other income (loss), net	164,214	(267,348)	(331,921)
Other expenses	34,489	48,696	391,834

Income (loss) from continuing operations before income taxes	140,159	(307,701)	(660,171)
Income tax provision	9,522	1,899	2,899

Net income (loss) from continuing operations	130,637	(309,600)	(663,070)
(Loss) income from discontinued operations, net of taxes	(25,551)	(194,730)	5,244
Net (loss) income attributable to noncontrolling interests	(11,459)	(86,867)	774

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders.	$116,545	$(417,463)	$(658,600)

The following provides analysis of our continuing operations. (See Note 3 to our consolidated financial statements regarding discontinued operations of FBR Capital Markets.)

Principal Investing

As of December 31, 2009, our principal investing activity consisted primarily of investments in a non-leveraged portfolio of private-label MBS and a leveraged portfolio of agency-backed MBS.

We periodically evaluate the rates of return that can be achieved in each investment category and for each individual investment in which we participate. Historically, based on market conditions, we believe our MBS investments have provided us with higher relative risk-adjusted rates of return than most other investment opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector.

We intend to continue to evaluate investment opportunities against the returns available in each of our investment alternatives and endeavor to allocate our assets and capital with an emphasis toward what we believe will generate the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments.

During 2009, we repositioned our MBS portfolio by increasing our investment in private-label MBS on a non-leveraged basis. As of December 31, 2009, the average purchase price of these private-label MBS was 51.16% of par value, 49.45% of par value on the newly acquired private-label MBS, with a weighted average coupon of 5.70%.

The following table summarizes our portfolio of MBS, including principal receivable, by issuer, as of December 31, 2009 (dollars in thousands):

	Face Amount	Fair Value
Agency-backed MBS:
Freddie Mac	$121,588	$125,891
Fannie Mae	10,715	11,022

Total agency-backed MBS	132,303	136,913

Private-label:
MBS	307,554	158,687
Other mortgage related assets	32,085	—

Total private-label	339,639	158,687

Total MBS	$471,942	$295,600

Results of Operations

Income from Continuing Operations

Our income from continuing operations consists primarily of gain on extinguishment of long-term debt, net interest income, net investment income which includes realized gains or losses and other-than-temporary impairments, dividends from merchant banking investments and investment fund earnings from principal investing activities.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings and long-term debt securities we have issued. Interest expense also includes costs of subordinated credit lines, bank deposits and other financing, when used.

Compensation and benefits expense includes base salaries as well as incentive compensation. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, compensation and benefits includes non-cash expenses associated with all stock-based awards granted to employees.

Professional services expense includes legal and consulting fees. Many of these expenses, such as legal fees, are to a large extent variable related to level of transactions, ongoing litigation and initiatives.

Business development expense includes travel and entertainment expenses and our remaining sponsorship of the PGA TOUR’s FBR Open, which terminated in 2009.

Occupancy and equipment includes rental costs for our facilities, depreciation and amortization of equipment, software and leasehold improvements and expenses. These expenses are largely fixed in nature.

Communications expenses include voice, data and internet service fees, and data processing costs.

Other operating expenses include professional liability and property insurance, directors fees, allocated costs from FBR Capital Markets prior to separation of operations, printing and copying, business licenses and taxes, offices supplies, interest related to taxes, penalties and fees, charitable contributions and other miscellaneous office expenses.

Comparison of the Years Ended December 31, 2009 and 2008

We reported net income of $116.5 million, including net income from continuing operations of $130.6 million, for the year ended December 31, 2009 compared to a net loss of $417.5 million, including a net loss from continuing operations of $309.6 million, for the year ended December 31, 2008. Net income (loss) included the following results as of the period indicated (dollars in thousands):

	For the year ended December 31,
	2009	2008
Interest income	$14,079	$81,094
Interest expense	3,645	72,751

Net interest income	10,434	8,343
Other income, net
Gain on extinguishment of long-term debt	160,435	39,083
Investment income (loss)	3,926	(390,378)
Other (loss) income	(147)	83,947

Total other income (loss), net	164,214	(267,348)
Other expenses	34,489	48,696

Income (loss) from continuing operations before income taxes	140,159	(307,701)
Income tax provision	9,522	1,899
Net income (loss) from continuing operations	130,637	(309,600)
Loss from discontinued operations, net of taxes	(25,551)	(194,730)
Net loss attributable to noncontrolling interests	(11,459)	(86,867)

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders.	$116,545	$(417,463)

Net income attributable to Arlington Asset Investment Corp. shareholders increased $534.0 million (127.9%) from a loss of $417.5 million in 2008 to $116.5 million income in 2009 due to the following changes:

We recorded a $160.4 million gain on extinguishment of $236.7 million in long-term debt in 2009 as compared to a $39.1 million gain on extinguishment of $65.8 million in long-term debt in 2008.

Investment income increased $394.3 million (101.0%) from a loss of $390.4 million in 2008 to $3.9 million income in 2009. During 2008, we liquidated approximately $2.7 billion of MBS at a net loss of approximately $234.0 million, which included $100.9 million in previously recognized other-than-temporary impairment, to reduce leverage during the unprecedented credit market disruption and uncertainty in the asset-backed financing market and liquidity. During 2009, we repositioned our MBS portfolio by investing in private-label MBS, on a non-leveraged basis; and therefore, minimizing the liquidity risk and increasing returns. See below for additional discussion on the results of our principal investing portfolio.

Other income decreased $84.0 million (100.1%) from $83.9 million income in 2008 to a loss of $0.1 million in 2009 primarily due to non-cash reversal of $73.0 million negative investment in First NLC because we had no continuing involvement with First NLC in 2008. There were no similar activities during 2009.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	For the year ended December 31,
	2009	2008
Net interest income	$13,476	$29,794
Net investment income (loss)	3,926	(390,378)
Dividend income	112	724

	$17,514	$(359,860)

The components of net interest income from our MBS portfolio is summarized in the following table (dollars in thousands):

	For the year ended December 31, 2009			For the year ended December 31, 2008
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
MBS	$141,975	$13,940	9.82%	$1,870,948	$77,954	4.17%

	$141,975	13,940	9.82%	$1,870,948	77,954	4.17%

Other(1)		27			2,379

		13,967			80,333
Repurchase agreements	$85,656	(491)	(0.57)%	$1,624,034	(48,619)	(2.95)%
Derivative contracts(2)	—	—		—	(1,920)

	$85,656	(491)	(0.57)%	$1,624,034	(50,539)	(3.11)%

Net interest income/spread		$13,476	9.25%		$29,794	1.06%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

The change in the composition of our MBS portfolio from 2008 to 2009 and related decrease in net interest income by $16.3 million from 2008 to 2009 was due to the reposition of the portfolio as discussed above.

In addition to net interest income, we recorded $0.1 million in dividend income from our merchant banking equity investment portfolio in 2009 compared to $0.7 million during 2008. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

As discussed above, we realized net investment income of $3.9 million during 2009 compared to net investment loss of $390.4 million during 2008. The following table summarizes the components of net investment income (loss) (dollars in thousands):

	For the year ended December 31,
	2009	2008
Available-for-sale and cost method securities—other-than-temporary impairments	$(1,086)	$(224,775)
Realized gains (losses) on sale of available-for-sale investments, net	3,446	(129,939)
Losses from investments funds	(737)	(4,626)
Residual interests in securitization—other-than-temporary impairments	—	(15,271)
Other, net	2,303	(15,767)

	$3,926	$(390,378)

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges in 2009 as compared to $200.6 million in 2008.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recognized other-than-temporary impairment charges of $1.1 million relating to marketable equity securities and cost method investments in 2009 as compared to $36.8 million in 2008.

The realized gains recognized in 2009 were primarily the result of the liquidation of $596.6 million of MBS during 2009 at a net gain of $4.6 million, offset by net realized losses from the sale and exchange of merchant banking investments of $1.1 million. The realized losses recognized in 2008 were primarily the result of the liquidation of $2.7 billion of MBS at a net loss of $234.0 million, which included $100.9 million in previously recognized other-than-temporary impairment.

Other net investment income primarily includes miscellaneous activities related to various investment portfolios such as liquidation proceeds and, in prior years, net gains and losses from derivatives not designated as cash flow hedges.

Loss from investment funds reflects our losses from investments in proprietary investment partnerships. See Note 4 to the financial statements for further information on investment funds, other gains and losses, as well as realized gains on sales of equity investments and MBS.

Interest expense unrelated to our principal investing relates to long-term debt issued through FBR TRS Holdings and short-term financing. These costs decreased to $3.2 million in 2009 from $22.2 million in 2008 as a result of extinguishments as discussed above.

Other expenses decreased by $14.2 million (29.2%) from $48.7 million in 2008 to $34.5 million in 2009 primarily as a result of overall cost reduction initiatives implemented during 2009. Other operating expense decreased by $13.1 million due to reduction in fees paid to directors, D&O insurance premium and allocated costs from FBR Capital Markets prior to its separation from our operations.

The total income tax provision increased from $1.9 million in 2008 to $9.5 million in 2009 due to the gain on extinguishment of trust preferred debt. Our effective tax rate was 6.8% in 2009 as compared to 1.9% in 2008. The effective tax rates for the year ended December 31, 2009 and 2008, represent adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and liabilities, the reversal of a negative investment in First NLC, and the recording of a deferred tax liability on the investment in FBR Capital Markets and the effect of a refund claim due to a change in tax law.

Net loss attributable to noncontrolling interest represents the proportionate share of FBR Capital Markets’ net loss in 2009 and 2008 that was allocated to the minority interest holders of FBR Capital Markets. During the years ended December 31, 2009 and 2008, $11.5 million and $86.9 million of losses, respectively, were deducted from consolidated results to derive net income (loss) attributable to Arlington Asset Investment Corp. shareholders.

Comparison of the Years Ended December 31, 2008 and 2007

We reported a net loss of $417.5 million, including net loss from continuing operations of $309.6 million for the year ended December 31, 2008 compared to a net loss of $658.6 million, including a net loss from continuing operations of $663.1 million for the year ended December 31, 2007. Net loss included the following results as of the period indicated (dollars in thousands):

	For the year ended December 31,
	2008	2007
Interest income	$81,094	$535,684
Interest expense	72,751	472,100

Net interest income	8,343	63,584
Other income, net
Gain on extinguishment of long-term debt	39,083	—
Investment loss	(390,378)	(211,933)
Other income (loss)	83,947	(119,988)

Total other loss, net	(267,348)	(331,921)
Other expenses	48,696	391,834

Loss from continuing operations before income taxes	(307,701)	(660,171)
Income tax provision	1,899	2,899

Net loss from continuing operations	(309,600)	(663,070)
(Loss) income from discontinued operations, net of taxes	(194,730)	5,244
Net (loss) income attributable to noncontrolling interests	(86,867)	774

Net loss attributable to Arlington Asset Investment Corp. shareholders	$(417,463)	$(658,600)

Net loss attributable to Arlington Asset Investment Corp. shareholders decreased $241.1 million (36.6%) from a loss of $658.6 million in 2008 to $417.5 million in 2009 due to the following changes:

We recorded a $39.1 million gain on extinguishment of $65.8 million in long-term debt in 2008. There were no comparable transactions in 2007.

Investment loss increased $178.5 million (84.2%) from a loss of $211.9 million in 2007 to $390.4 million in 2008. During 2008, we liquidated approximately $2.7 billion of MBS at a net loss of approximately $234.0 million, which included $100.9 million in previously recognized other-than-temporary impairment, to reduce leverage during the unprecedented credit market disruption and uncertainty in the asset-backed financing market and liquidity. Investment loss from 2007 included a lower-of-cost or market adjustment on the securitized mortgage loans held-for-sale of $119.9 million and loss on sale and other-than-temporary adjustment on MBS and other investments of $69.6 million. See below for additional discussion on the results of our principal investing portfolio.

Other income increased $203.9 million (169.9%) from a loss of $120.0 million in 2007 to $83.9 million income in 2008 primarily due to non-cash reversal of $73.0 million negative investment in First NLC because we had no continuing involvement with First NLC and deconsolidation of First NLC in 2008.

The following table summarizes the components of income from our principal investment, mortgage banking and warehouse financing activities, net of related interest expense (dollars in thousands):

	For the year ended December 31,
	2008	2007
Net interest income	$29,794	$93,342
Net investment loss—principal investing	(390,378)	(211,933)
Dividend income	724	2,481
Net investment loss—mortgage banking	—	(222,032)

	$(359,860)	$(338,142)

The components of net interest income from mortgage investments are summarized in the following table (dollars in thousands):

	For the year ended December 31, 2008			For the year ended December 31, 2007
	Average Balance	Income / (Expense)	Yield / Cost	Average Balance	Income / (Expense)	Yield / Cost
MBS	$1,870,948	$77,954	4.17%	$4,349,220	$253,870	5.84%
Mortgage loans	—	—	—	4,098,342	275,186	6.72%

	$1,870,948	77,954	4.17%	$8,447,562	529,056	6.26%

Other(1)		2,379			4,147

		80,333			533,203
Repurchase agreements	$1,624,034	(48,619)	(2.95)%	$1,660,367	(88,707)	(5.27)%
Commercial paper	—	—	—	2,329,105	(127,070)	(5.38)%
Mortgage financing credit facilities	—	—	—	594,555	(36,901)	(6.12)%
Securitization	—	—	—	3,434,187	(208,615)	(5.99)%
Derivative contracts(2)	—	(1,920)		—	21,432

	$1,624,034	(50,539)	(3.11)%	$8,018,214	(439,861)	(5.49)%

Net interest income/spread		$29,794	1.06%		$93,342	0.77%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.
(2)	Includes the effect of derivative instruments accounted for as cash flow hedges.

The change in the composition of our principal investment portfolio from 2007 to 2008 and related decrease in net interest income by $63.5 million from 2007 to 2008 was due to the sale of our on-balance sheet securitized loans in the fourth quarter of 2007, a reduction of originated loans for sale due to the deconsolidation of First NLC, and the decrease in average MBS portfolio balance.

During the fourth quarter of 2007, we completed the sale of our on-balance sheet securitized loans. Pursuant to this sale agreement, we sold our financial interests in the securitized loans and surrendered control over the loans and all of our rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were removed from our balance sheet. Also, following the bankruptcy of First NLC during the first quarter of 2008, we no longer maintained an inventory of originated mortgage loans that were held for sale. As a result of these events, we did not have mortgage loans on which we earned interest during 2008. During the year ended December 31, 2007, mortgage loan portfolio, mortgage banking and warehouse financing related interest income was $275.2 million with related interest expense of $222.2 million, resulting in net interest income of $53.0 million.

In addition to net interest income, we recorded $0.7 million in dividend income from our merchant banking equity investment portfolio in 2008 compared to $2.5 million during 2007. The decrease in dividend income was primarily due to the decrease in the number of and amount of capital invested in dividend paying companies in the merchant banking portfolio as well as reduced dividend rates.

We realized a net investment loss of $390.4 million during 2008 compared to a net investment loss of $211.9 million in 2007. The following table summarizes the components of net investment loss (dollars in thousands):

	For the year ended December 31,
	2008	2007
Securitization mortgage loans held-for-sale-lower of cost or market adjustments	$—	$(119,900)
Available-for-sale and cost method securities—other-than-temporary impairments	(224,775)	(44,456)
Realized losses on sale of available-for-sale investments, net	(129,939)	(25,179)
(Losses) income from investments funds	(4,626)	485
Residual interests in securitization—other-than-temporary impairments	(15,271)	(3,602)
Other, net	(15,767)	(19,281)

	$(390,378)	$(211,933)

In previous years, in determining the lower-of-cost or market value of the securitized mortgage loans, we considered various factors affecting the overall value of the portfolio, including but not limited to factors such as prepayment speeds, default rates, loss assumption, geographic locations, collateral values and mortgage insurance coverage. Based on such factors, we assessed the present value of expected loan cash flows considering the specific characters of each individual loan. Significant assumptions used by us in determining this value were supported by comparisons to market data for similar portfolios and transactions, when available. During the fourth quarter of 2007, we completed the sale of the securitized mortgage loans. Pursuant to this sale agreement, we sold our financial interests in the securitized loans and surrendered control over the loans and all of our rights under the various securitization agreements, eliminating any continuing involvement in the securitized loans. As a result of this sale transaction, $2.9 billion of loans and related assets and $2.9 billion of securitization borrowings and related liabilities were transferred from our balance sheet. We recognized a gain from the sale of the securitized mortgage loans of $9.7 million in the fourth quarter of 2007. Considering other costs associated with the securitization trusts recognized during the fourth quarter of 2007, the sale did not have material impact on our operating results for the fourth quarter of 2007. There were no such activities during 2008.

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized $99.7 million of other-than–temporary impairment charges, net of $100.9 million in other-than-temporary impairment charges related to MBS sold in 2008. We recognized $20.5 million of other-than–temporary impairment charges in 2007 related to deterioration in credit quality on certain MBS investments during the second half of 2007.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recognized other-than-temporary impairment charges of $36.8 million relating to marketable equity securities and cost method investments in 2008. In comparison, we recognized other-than temporary impairment charges of $27.7 million relating to marketable equity securities and cost method investments in 2007.

The realized losses recognized in 2008 were primarily the result of the liquidation of $2.7 billion of MBS during 2008 at a net loss of $234.0 million, which included $100.9 million in previously recognized other-than-temporary impairment, offset by net realized gains from the sale and exchange of merchant banking investments of $0.3 million. The realized losses recognized in 2007 were primarily the result of the liquidation of $5.8 billion of agency-backed MBS during the third quarter of 2007 and additional sales during 2007 at a loss of $49.8 million offset by net realized gains from the sale and exchange of merchant banking investments of $24.6 million.

Other net investment income primarily includes net gains and losses from derivatives not designated as cash flow hedges. These derivatives primarily include hedges relating to the financing for certain MBS positions and the mortgage loan portfolio.

Income from investment funds reflects our earnings from investments in proprietary investment partnerships and other managed investments. See Note 4 to the financial statements for further information on investment funds, other gains and losses, as well as realized gains on sales of equity investments and MBS.

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

Other expenses decreased by $343.1 million (87.6%) from $391.8 million in 2007 to $48.7 million in 2008 primarily as a result of the deconsolidation of First NLC and the sale of our on-balance sheet securitized loans. Other operating expenses decreased by $249.7 million due to elimination of loan servicing and administrative expenses, and mortgage and other insurance primarily associated with the sale of our on-balance sheet securitized loans during the fourth quarter of 2007.

In response to the deterioration in the non-prime mortgage industry, First NLC initiated various restructuring activities during the year ended December 31, 2007. For the year ended December 31, 2007, we recorded a charge of $101.7 million related to these restructuring activities and a decline in the fair value of First NLC’s origination platform. This charge included a write-down of $65.0 million related to the impairment of goodwill and purchased intangible assets, measured as the amount by which the carrying amount exceeded estimated fair value of these assets. The remaining charge of $36.7 million primarily relates to the termination of employees and certain facility and equipment leases. There were no related activities during 2008.

The total income tax provision decreased from $2.9 million in 2007 to $1.9 million in 2008 due to losses at our former TRS. Our effective tax rate relating to this loss was 1.9% in 2008 as compared to 1.3% in 2007. The effective tax rates for the year ended December 31, 2008 and 2007 represent adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and liabilities, the reversal of a negative investment in First NLC, and the recording of deferred tax liability on the investment in FBR Capital Markets.

Net income (loss) attributable to noncontrolling interest represents the proportionate share of FBR Capital Markets’ net loss in 2008 and net income in 2007 that was allocated to the minority interest holders of FBR Capital Markets. During the years ended December 31, 2008 and 2007, $86.9 million of losses and $0.8 million in income, respectively, were deducted from consolidated results to derive net loss attributable to Arlington Asset Investment Corp. shareholders.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. Our primary sources of funds for liquidity have historically consisted of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS, dividends on equity securities and proceeds from sales of MBS. In 2009, we received $165.0 million in net proceeds, recognizing a net gain of $833.1 thousand from the sale of FBR Capital Markets common stock.

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock or debt securities. Due to the continued uncertainty in the financial markets, the availability of third-party sources of liquidity, including short-term commercial paper borrowings, was still limited as of December 31, 2009.

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

Cash Flows

As of December 31, 2009, our cash and cash equivalents totaled $10.1 million representing a net decrease in the balance of $36.8 million from $46.9 million as of December 31, 2008 from continuing operations. Our cash and cash equivalents held by discontinued operations were $-0- and $207.8 million as of December 31, 2009 and 2008, respectively.

Cash used in operating activities of $77.6 million during 2009 was offset by net cash inflows of $753.3 million from investing activities and net cash outflows of $920.3 million from financing activities. Cash used in operating activity was attributable primarily to cash operating losses and net changes in operating assets and liabilities for both continuing and discontinued operations.

Our investing activities during 2009 included proceeds from sales of, and receipt of principal payments from MBS totaling $1.1 billion and proceeds of $550.0 million from U.S. Treasury bond maturity. These cash inflows were offset by $763.5 million used to purchase MBS. Our financing activities reflected net repayments of repurchase agreement borrowings of $936.2 million, $75.8 million related to the extinguishment of long-term debt, $165.0 million proceeds from the sale of FBR Capital Markets common stock during 2009.

As of December 31, 2008, our cash and cash equivalents totaled $46.9 million representing a net decrease in the balance of $276.1 million from $323.0 million as of December 31, 2007 from continuing operations. Our cash and cash equivalents held by discontinued operations were $207.8 million and $383.6 million as of December 31, 2008 and 2007, respectively.

Cash used in operating activities of $89.9 million during 2008 was offset by net cash inflows of $316.6 million from investing activities and net cash outflows of $678.6 million from financing activities. Cash used in operating activity was attributable primarily to cash operating losses and net changes in operating assets and liabilities of both continuing and discontinued operations.

Our investing activities during 2008 included proceeds from sales of, and receipt of principal payments from MBS totaling $3.2 billion. These cash inflows were offset by $2.3 billion of MBS and $550.0 million of U.S. Treasury bond purchases. Our 2008 investing activities did not include any new investments in mortgage loans to be held for investment. Similarly, our financing activities reflected net repayments of repurchase agreement borrowings of $618.8 million and $26.6 million related to the extinguishment of long-term debt during 2008.

Sources of Funding

We believe that our existing cash balances, investment in private-label MBS, net investments in agency-backed MBS, cash flows from operations, borrowing capacity and other sources of liquidity should be sufficient to meet our cash requirements for at least the next 12 months. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. However, we may be required to sell our assets at depressed prices.

As of December 31, 2009, our liabilities totaled $163.6 million. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures issued through FBR TRS Holdings. Such long-term debt issuances have been reduced to $15.0 million as of December 31, 2009 from $251.7 million as of December 31, 2008. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.00%, mature between 2033 and 2035, and are redeemable by us, in whole or in part, without penalty currently or in 2010. As of December 31, 2009, we had $16.9 million of total long-term debt.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund our portfolio of agency-backed MBS. As of December 31, 2009, the interest rates under these agreements were 0.27%.

Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter increases in interest rates or prepayments, margin calls on our repurchase agreements could result in a manner that could cause a material adverse change in our liquidity position.

In the event that market conditions are such that we are unable to obtain financing for our investments in MBS in amounts and at interest rates consistent with our financing objectives, to the extent deemed appropriate, we may use cash to finance our investments or we may liquidate such investments. Accordingly, depending on market conditions, we may incur significant losses on any such sales of MBS.

The following table provides information regarding our outstanding repurchase agreement borrowings as of the periods indicated (dollars in thousands).

	December 31,
	2009 Repurchase Agreements	2008 Repurchase Agreements
Outstanding balance	$126,830	$647,003
Weighted-average rate	0.27%	0.30%
Weighted-average term to maturity	40.6 days	6.8 days
Maximum amount outstanding at any month-end during the year	$126,830	$2,260,937

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, and long-term investments. As of December 31, 2009, liquid assets consisted primarily of cash and cash equivalents of $10.1 million, and net investments in MBS of $168.8 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets decreased from $1.6 billion at December 31, 2008 to $313.6 million as of December 31, 2009. The decrease in total assets reflects the results of implementing our strategic plan as previously discussed.

As of December 31, 2009, the total par and fair value of the MBS portfolio was $439.9 million and $295.6 million, respectively. As of December 31, 2009, the weighted average coupon of the portfolio was 5.49%.

Dividends

During 2009 we did not declare or pay dividends on our Class A or Class B common stock. On February 10, 2010, our Board of Directors approved a $0.35 dividend for the first quarter of 2010. The dividend will be payable on April 30, 2010 to shareholders of record on March 31, 2010.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt(1)	$970	$970	$—	$—	$—	$14,917	$16,857
Minimum rental and other contractual commitments(2)	1,542	—	—	—	—	—	1,542
Capital commitments(3)	—	—	—	—	—	—	—

	$2,512	$970	$—	$—	$—	$14,917	$18,399

(1)	This table excludes interest payments to be made on our long-term debt securities issued through FBR TRS Holdings. Based on the weighted average interest rate of 3.03% as of December 31, 2009, approximately $113.8 thousand in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2010. Interest on the $15.0 million of long-term debt floats based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. These long-term debt securities mature beginning in October 2033 through July 2035.
(2)	Equipment and office rent expense for 2009, 2008 and 2007 was $230.0 thousand, $774.2 thousand and $7.7 million, respectively.
(3)	The table above excludes $1.6 million of uncalled capital commitments as of December 31, 2009 to various investment partnerships that may be called over the next ten years. This commitment was $1.8 million at December 31, 2008. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include a liability for unrecognized income tax benefits of $11.3 million that are not contractual obligations by nature. We cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

We also have short-term repurchase agreement liabilities of $126.8 million as of December 31, 2009. See Note 5 to the financial statements for further information.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Credit Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of equity securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our investments in MBS and equity investments. These investments are not held for trading purposes.

We monitor market and business risk, including credit, interest rate, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and investments are exposed. We review, among other things, business and transactional risks associated with investment selections.

Credit Risk

Although we do not expect to encounter credit risk in our agency-backed MBS portfolio assuming Fannie Mae and Freddie Mac remain solvent, we are exposed to credit risk in our private-label MBS portfolio. With respect to our private-label MBS, credit support contained in these MBS deal structures provide a level of protection from losses, as do the discounted purchase prices in the event of the return of less than 100% of par. We also evaluate the impact of credit risk on our investments through a comprehensive investment review and a selection process, which is predominantly focused on quantifying and pricing credit risk. We review our private-label MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments. Through modeling and scenario analysis, we seek to evaluate each investment’s credit risk. Credit risk is also monitored through our ongoing asset surveillance. Despite these measures to manage credit risk, unanticipated credit losses could nevertheless occur which could adversely impact our operating results.

The table that follows shows the expected change in fair value for our current MBS related to our principal investing activities under several hypothetical credit loss scenarios. As required under GAAP, our private-label MBS are classified as Level 3 assets of the fair value hierarchy and are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. (See below for additional discussion on the valuation of MBS under Critical Accounting Policies, Principal Investing Securities.) Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a ten percent increase and a ten percent decrease in the credit default and loss severity rates, from those used as our valuation assumptions, would have on the value of our total assets and our book value as of December 31, 2009. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	Value at December 31, 2009	Value at December 31, 2009 with 10% Increase in Default Rate	Percent Change	Value at December 31, 2009 with 10% Decrease in Default Rate	Percent Change	Value at December 31, 2009 with 10% Increase in Loss Severity Rate	Percent Change	Value at December 31, 2009 with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$295,600	$289,421	(2.09)%	$302,097	2.20%	$284,678	(3.69)%	$306,945	3.84%
Other	18,049	18,049	—	18,049	—	18,049	—	18,049	—

Total assets	$313,649	$307,470	(1.97)%	$320,146	2.07%	$302,727	(3.48)%	$324,994	3.62%

Liabilities	$163,636	$163,636	—	$163,636	—	$163,636	—	$163,636	—
Equity	150,013	143,834	(4.12)%	156,510	4.33%	139,091	(7.28)%	161,358	7.56%

Total liabilities and equity	$313,649	$307,470	(1.97)%	$320,146	2.07%	$302,727	(3.48)%	$324,994	3.62%

Book value per share	$19.54	$18.73	(4.12)%	$20.38	4.33%	$18.11	(7.28)%	$21.01	7.56%

Interest Rate Risk

Leveraged MBS

We are also subject to interest-rate risk as a result of our principal investment activities. Through our principal investment activities, we invest in agency-backed MBS and finance these investments with repurchase agreements which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations primarily through the use of interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. We had no open derivative agreements at December 31, 2009.

Our primary risk is related to changes in both short- and long-term interest rates, which affect us in several ways. As interest rates increase, the market value of the MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of our derivative instruments, including economic hedges and instruments designated as cash flow hedges. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts.

The table that follows shows the expected change in fair value for our current MBS and derivatives related to our principal investing activities under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at December 31, 2009.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 1.64 in a rising interest rate environment and 1.02 in a declining interest rate environment.

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

	Value at December 31, 2009	Value at December 31, 2009 with 100 basis point increase in interest rates	Percent Change	Value at December 31, 2009 with 100 basis point decrease in interest rates	Percent Change
Assets
MBS	$295,600	$290,739	(1.64)%	$298,610	1.02%
Other	18,049	18,049	—	18,049	—

Total assets	$313,649	$308,788	(1.55)%	$316,659	0.96%

Liabilities
Repurchase agreements	$126,830	$126,830	—	$126,830	—
Other	36,806	36,806	—	36,806	—

Total liabilities	163,636	163,636	—	163,636	—
Equity	150,013	145,152	(3.24)%	153,023	2.01%

Total liabilities and equity	$313,649	$308,788	(1.55)%	$316,659	0.96%

Book value per share	$19.54	$18.90	(3.24)%	$19.93	2.01%

As shown above, our portfolio of MBS generally will benefit less from a decline in interest rates than it will be adversely affected by a same scale increase in interest rates.

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in marketable equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a ten percent increase and a ten percent decrease in the price of the equities held by us would have on the value of our total assets and our book value as of December 31, 2009 (dollars in thousands, except per share amounts).

	Value at December 31, 2009	Value of Equity at December 31, 2009 with 10% Increase in Price	Percent Change	Value of Equity at December 31, 2009 with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$2,580	$2,838	10.00%	$2,322	(10.00)%
Other	311,069	311,069	—	311,069	—

Total assets	$313,649	$313,907	0.08%	$313,391	(0.08)%

Liabilities	$163,636	$163,636	—	$163,636	—

Equity	150,013	150,271	0.17%	149,755	(0.17)%

Total liabilities and equity	$313,649	$313,907	0.08%	$313,391	(0.08)%

Book value per share	$19.54	$19.57	0.17%	$19.50	(0.17)%

Except to the extent that we sell our marketable equity securities or other investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings; however, an increase or decrease in the value of equity method investments will directly affect our earnings.

Critical Accounting Policies

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and follow general practices within the industries in which it operates. The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

Our significant accounting policies are presented in Note 2 to the consolidated financial statements. Our most critical policies that are both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates are discussed below.

Principal Investing Securities

We account for our holdings in MBS and marketable equity securities in accordance with accounting principles related to accounting for certain investments in debt and equity securities. These principles require that investments in debt securities be designated at the time of acquisition as “held-to-maturity,” “available-for-sale”

or “trading,” and investments in equity securities be designated as either “available-for-sale” or “trading.” Nearly all of our MBS and marketable equity securities are designated as available-for-sale and are carried at their estimated fair values with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss, a component of equity.

Although we generally intend to hold our MBS until maturity, we may, from time to time, sell any of our MBS as part of the overall management of our business. The available-for-sale designation provides us with the flexibility to sell our MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise.

We adopted amended accounting principles related to fair value measurements as of January 1, 2008. This amendment defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. This amendment also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs—	Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by us;
Level 2 Inputs—	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
Level 3 Inputs—	Unobservable inputs for the asset or liability, including our significant assumptions and other market participants.

Our agency-backed MBS, which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and other AAA-rated private-label MBS are generally classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

We classify certain other non-agency MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. These MBS include private-label MBS, residual interests in securitizations of non-prime mortgage loans, and collateralized mortgage obligations. We utilize present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available.

Establishing market value is inherently subjective given the volatile and sometimes illiquid markets for some of our MBS and requires us to make a number of assumptions, including assumptions about the future of interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. The assumptions we apply are specific to each MBS.

Although we rely on our internal calculations to compute the fair value of these MBS, we request and consider indications of value (mark) from third-party dealers to assist us in our valuation process.

We evaluate available-for-sale securities and equity securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our MBS and our investments in marketable equity securities can fluctuate significantly. In evaluating these investments for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) our intent to sell, and (5) whether it is more likely than not we would be required to sell the security before anticipated recovery. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the other-than-temporary impairment and the credit portion is recorded through our income statement.

We continue to evaluate unrealized losses recorded in accumulated other comprehensive income at each reporting date and if we determine at a future date that impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

For the year ended December 31, 2009, we recorded no other-than-temporary impairment write-downs on the MBS portfolio.

Accounting for Taxes Including REIT Compliance Related Matters

We have historically elected to be treated as a REIT under the Internal Revenue Code. As a REIT, we were not subject to federal income tax at the parent company level to the extent that we distributed our taxable income to our shareholders and complied with certain other requirements. Other requirements included distribution of at least 90% of our taxable income, and meeting certain percentage requirements for assets and income that effectively served to focus our investments into real estate, including MBS, and other portfolio investments. Holdings of non-real estate and portfolio investments were limited. No more than 20% of the value of our total assets could consist of securities of one or more TRSs, discussed below. We distributed 100% of our REIT taxable income, so no income taxes have been provided for on our book income. In order to use the NOLs incurred at the parent company level to offset anticipated taxable income of our former TRSs, we revoked our REIT election effective as of January 1, 2009. As a result, we are currently taxed as a C corporation for federal income tax purposes and will file a consolidated federal income tax return with our former TRSs (other than FBR Capital Markets and its subsidiaries).

Even prior to revocation of our REIT status, our former TRSs were subject to normal corporate income taxes. The financial statements include a provision for current and deferred taxes on the book income of our former TRSs. The former TRSs, including FBR TRS Holdings and FBR Capital Markets, elected to file consolidated federal income tax returns. We have endeavored to treat all transactions and shared expenses between the REIT and our former TRSs at arm’s-length. There are no distribution requirements applicable to the former TRSs, and after-tax earnings may be retained.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued amended accounting principles related to accounting for transfers of financial assets. This amendment improves financial reporting by eliminating the exceptions for qualified special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, comparability and consistency in accounting for transferred financial assets will be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective January 1, 2010 for us. Earlier application is prohibited and it must be applied to transfers occurring on or after the effective date. We do not expect the adoption of this amendment to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued amended accounting principles related to the consolidation of variable-interest entities. This amendment replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. The amendment is effective as of January 1, 2010 for us. We do not expect the adoption of this amendment to have a significant impact on our consolidated financial statements.

In June 2009, the FASB has issued guidance related to the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. This guidance establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. See Note 2 to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a subsequent section of this report. See “Index to Consolidated Financial Statements of Arlington Asset Investment Corp.” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2009, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2010 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2009, included in Part II, Item 8, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)

•	Consolidated Balance Sheets—Years ended 2009 and 2008 (page F-3)

•	Consolidated Statements of Operations—Years ended 2009, 2008 and 2007 (page F-4)

•	Consolidated Statements of Changes in Equity—Years ended 2009, 2008 and 2007 (page F-5)

•	Consolidated Statements of Cash Flows—Years ended 2009, 2008 and 2007 (page F-8)

•	Notes to Consolidated Financial Statements (page F-10)

(2) Financial Statement Schedules. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 9, 2009).

3.02	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2009).

4.01	Form of Specimen Certificate for Class A Common Stock.†

4.02	Shareholder Rights Agreement dated June 5, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed on April 29, 2004).

10.02	Tax Sharing Agreement, dated as of July 20, 2006, by and between the FBR TRS Holdings, Inc. and FBR Capital Markets Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 26, 2006).

10.03	Amended FBR Key Employee Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on April 30, 2007).

10.04	Stock Repurchase Agreement dated May 18, 2009 by and among FBR Capital Markets Corporation, FBR TRS Holdings, Inc. and Arlington Asset Investment Corp. (f/k/a Friedman, Billings, Ramsey Group, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2009).

10.05	Stock Repurchase Agreement dated May 18, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2009).

10.06	Transition Services Agreement dated May 20, 2009 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 20, 2009).

10.07	Assignment and Assumption Agreement dated May 20, 2009 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 20, 2009).

Exhibit Number	Exhibit Title
10.08	Trademark and Copyright Assignment Agreement dated May 20, 2009 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 20, 2009).

10.09	Domain Name Assignment dated May 20, 2009 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 20, 2009).

10.10	Trademark License Agreement dated May 20, 2009 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 20, 2009).

10.11	Amended and Restated Voting Agreement dated May 20, 2009 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on May 20, 2009).

11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8, and Note 2 to the Registrant’s Consolidated Financial Statements).

21.01	List of Subsidiaries of the Registrant.†

23.01	Consent of PricewaterhouseCoopers LLP.†

24.01	Power of Attorney (included on the signature page to this report on Form 10-K and incorporated by reference herein)†

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 24, 2010	By:	/s/ ERIC F. BILLINGS
Eric F. Billings
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric F. Billings and Kurt R. Harrington and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2010

/s/ J. ROCK TONKEL, JR. J. ROCK TONKEL, JR.	President, Chief Operating Officer and Director	February 24, 2010

/s/ KURT R. HARRINGTON KURT R. HARRINGTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2010

/s/ DANIEL J. ALTOBELLO DANIEL J. ALTOBELLO	Director	February 24, 2010

/s/ PETER A. GALLAGHER PETER A. GALLAGHER	Director	February 24, 2010

/s/ RALPH S. MICHAEL III RALPH S. MICHAEL III	Director	February 24, 2010

/s/ WALLACE L. TIMMENY WALLACE L. TIMMENY	Director	February 24, 2010

/s/ JOHN T. WALL JOHN T. WALL	Director	February 24, 2010

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Arlington Asset Investment Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Arlington Asset Investment Corp. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

February 24, 2010

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$10,123	$46,851
Receivables
Interest	2,011	1,130
Other	20	356
Investments
Mortgage-backed securities, at fair value	295,600	139,955
U.S. Treasury bonds, at fair value	—	550,000
Other investments	2,580	13,802
Furniture, equipment, software and leasehold improvements, net of accumulated depreciation and amortization of $-0- and $319	114	—
Prepaid expenses and other assets	3,201	7,475
Assets of discontinued operation	—	800,722

Total assets	$313,649	$1,560,291

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$126,830	$647,003
Interest payable	124	2,019
Accrued compensation and benefits	5,921	3,339
Accounts payable, accrued expenses and other liabilities	13,904	13,322
Long-term debt	16,857	254,357
Liabilities of discontinued operation	—	496,995

Total liabilities	163,636	1,417,035

Commitments and Contingencies (Note 7)
Equity:
Preferred Stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 450,000,000 shares authorized, 7,352,774 and 7,382,265 shares issued and outstanding, respectively(1)	74	74
Class B Common Stock $0.01 par value, 100,000,000 shares authorized, 566,112 and 578,584 shares issued and outstanding, respectively(1)	6	6
Additional paid-in capital(1)	1,507,394	1,494,642
Accumulated other comprehensive income (loss), net of taxes	7,015	(118)
Accumulated deficit	(1,364,476)	(1,481,021)

Total Arlington Asset Investment Corp. shareholders’ equity	150,013	13,583
Noncontrolling interest	—	129,673

Total equity	150,013	143,256

Total liabilities and equity	$313,649	$1,560,291

(1)	Reflects the impact of 1-for-20 reverse stock split effective on October 6, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	2009	2008	2007
Interest income
Interest on MBS	$13,940	$77,954	$249,996
Interest on loans held for investment	—	—	225,234
Interest on loans held for sale	—	37	51,194
Dividends	112	724	2,481
Other interest income	27	2,379	6,779

Total interest income	14,079	81,094	535,684
Interest expense
Interest on short-term debt	495	50,554	217,673
Interest on long-term debt	3,150	21,764	26,874
Interest on mortgage loans and mortgage banking operations	—	401	222,187
Other interest expense	—	32	5,366

Total interest expense	3,645	72,751	472,100

Net interest income	10,434	8,343	63,584
Other Income (Loss), Net
Gain on extinguishment of long-term debt	160,435	39,083	—
Investment income (loss)	3,926	(390,378)	(211,933)
Other (loss) income	(147)	83,947	(119,988)

Total other income (loss), net	164,214	(267,348)	(331,921)

Income (loss) from continuing operations before other expenses	174,648	(259,005)	(268,337)
Other Expenses
Compensation and benefits	14,366	21,780	81,406
Professional services	7,053	6,056	10,439
Business development	6,577	604	6,161
Occupancy and equipment	538	1,248	19,104
Communications	246	237	6,256
Other operating expenses	5,709	18,771	268,468

Total other expenses	34,489	48,696	391,834
Income (loss) from continuing operations before income taxes	140,159	(307,701)	(660,171)

Income tax provision	9,522	1,899	2,899

Net income (loss) from continuing operations, net of taxes	130,637	(309,600)	(663,070)
(Loss) income from discontinued operations, net of taxes	(25,551)	(194,730)	5,244

Net income (loss)	105,086	(504,330)	(657,826)
Net (loss) income attributable to noncontrolling interests	(11,459)	(86,867)	774

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$116,545	$(417,463)	$(658,600)

Amounts attributable to Arlington Asset Investment Corp. shareholders:
Income (loss) from continuing operations, net of taxes	$130,637	$(309,600)	$(663,070)
Discontinued operations, net of taxes	(14,092)	(107,863)	4,470

Net income (loss)	$116,545	$(417,463)	$(658,600)

Earnings Per Share—Basic(1):
Income (loss) from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$17.02	$(40.96)	$(79.42)
Discontinued operations attributable to Arlington Asset Investment Corp. shareholders	(1.83)	(14.27)	0.54

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$15.19	$(55.23)	$(78.88)

Earnings Per Share—Diluted(1):
Income (loss) from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$16.69	$(40.96)	$(79.42)
Discontinued operations attributable to Arlington Asset Investment Corp. shareholders	(1.80)	(14.27)	0.54

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$14.89	$(55.23)	$(78.88)

(1)	Reflects the impact of 1-for-20 reverse stock split effective on October 6, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Class A Common Stock (#)(1)	Class A Amount ($)(1)	Class B Common Stock (#)(1)	Class B Amount ($)(1)	Additional Paid-In Capital(1)	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total	Compre- hensive Income (Loss)
Balances, December 31, 2006	8,074,355	$81	661,262	$7	$1,564,156	$(13,708)	$(379,491)	$135,443	$1,306,488

Net (loss) income	—	—	—	—	—	—	(658,600)	774	(657,826)	$(657,826)
Reclassification of employee stock loan receivable to additional paid-in-capital	—	—	—	—	(12)	—	12	—	—	—
Conversion of Class B shares to Class A shares	30,450	1	(30,450)	(1)	—	—	—	—	—	—
Issuance of Class A common stock	57,180	—	—	—	1,270	—	—	—	1,270	—
Forfeitures of Class A common stock	(16,491)	—	—	—	(2,023)	—	—	—	(2,023)	—
Repurchase of Class A common stock	(1,182,171)	(12)	—	—	(109,765)	—	—	—	(109,777)	—
Stock compensation expense for stock options and employee stock purchase plan	—	—	—	—	1,052	—	—	—	1,052	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	7,055	—	—	—	7,055	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	8,511	—	—	—	8,511	—
Net increase in equity related to subsidiary stock compensation transactions	—	—	—	—	—	—	—	106,812	106,812	—
Other comprehensive income:
Net change in unrealized loss on available-for-sale investment securities, (net of taxes of $(206))	—	—	—	—	—	(13,821)	—	32	(13,789)	(13,789)
Net change in unrealized gain on cash flow hedges (net of taxes of $1,257)	—	—	—	—	—	14,458	—	—	14,458	14,458

Comprehensive loss										$(657,157)

Dividends	—	—	—	—	—	—	(25,479)	—	(25,479)

Balances, December 31, 2007	6,963,323	$70	630,812	$6	$1,470,244	$(13,071)	$(1,063,558)	$243,061	$636,752

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

(Dollars in thousands)

	Class A Common Stock (#)(1)	Class A Amount ($)(1)	Class B Common Stock (#)(1)	Class B Amount ($)(1)	Additional Paid-In Capital(1)	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total	Compre- hensive Income (Loss)
Balances, December 31, 2007	6,963,323	$70	630,812	$6	$1,470,244	$(13,071)	$(1,063,558)	$243,061	$636,752

Net loss	—	—	—	—	—	—	(417,463)	(86,867)	(504,330)	$(504,330)
Conversion of Class B shares to Class A shares	52,229	—	(52,228)	—	—	—	—	—	—	—
Issuance of Class A common stock	393,381	4	—	—	506	—	—	—	510	—
Forfeitures of Class A common stock	(20,702)	—	—	—	(1,739)	—	—	—	(1,739)	—
Repurchase of Class A common stock	(5,966)	—	—	—	(48)	—	—	—	(48)	—
Stock compensation expense for stock options	—	—	—	—	108	—	—	—	108	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	14,408	—	—	—	14,408	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	11,163	—	—	—	11,163	—
Net decrease in equity related to subsidiary stock compensation transactions	—	—	—	—	—	—	—	(26,430)	(26,430)	—
Other comprehensive income:
Net change in unrealized loss on available-for-sale investment securities, (net of taxes of -0-)	—	—	—	—	—	(227)	—	(91)	(318)	(318)
Net change in unrealized gain on cash flow hedges (net of taxes of $-0-)	—	—	—	—	—	13,180	—	—	13,180	13,180

Comprehensive loss										$(491,468)

Balances, December 31, 2008	7,382,265	$74	578,584	$6	$1,494,642	$(118)	$(1,481,021)	$129,673	$143,256

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

(Dollars in thousands)

	Class A Common Stock (#)(1)	Class A Amount ($)(1)	Class B Common Stock (#)(1)	Class B Amount ($)(1)	Additional Paid-In Capital(1)	Accumulated Other Compre- hensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total	Compre- hensive Income (Loss)
Balances, December 31, 2008	7,382,265	$74	578,584	$6	$1,494,642	$(118)	$(1,481,021)	$129,673	$143,256

Net income (loss)	—	—	—	—	—	—	116,545	(11,459)	105,086	$105,086
Conversion of Class B shares to Class A shares	12,469	—	(12,469)	—	—	—	—	—	—	—
Issuance of Class A common stock	1,816	—	—	—	364	—	—	—	364	—
Retirement of Class A common stock	(27,500)	—	—	—	(275)	—	—	—	(275)	—
Forfeitures of Class A common stock	(16,276)	—	(3)	—	(213)	—	—	—	(213)	—
Stock compensation expense for stock options	—	—	—	—	23	—	—	—	23	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	7,795	—	—	—	7,795	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	5,058	—	—	—	5,058	—
Elimination of noncontrolling interest resulting from sale of subsidiary	—	—	—	—	—	—	—	(118,269)	(118,269)	—
Other comprehensive income:
Net change in unrealized loss on available-for-sale investment securities, (net of taxes of -0-)	—	—	—	—	—	7,133	—	55	7,188	7,188

Comprehensive income										$112,274

Balances, December 31, 2009	7,352,774	$74	566,112	$6	$1,507,394	$7,015	$(1,364,476)	$—	$150,013

(1)	Reflects the impact of 1-for-20 reverse stock split effective on October 6, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$105,086	$(504,330)	$(657,826)
Non-cash items included in net income (loss)—
Gain on extinguishment of long-term debt	(160,435)	(39,083)	—
Net investment (income) loss from investments, MBS, incentive allocations and fees and mortgage portfolios	(13,651)	459,388	55,992
Impairment of goodwill and intangible assets	—	—	173,014
Provisions for loan losses, including loss provisions on loan sales and lower of cost or market valuation adjustments on held for sale mortgage loans	—	—	319,620
Net premium/discount amortization (accretion) on MBS and loans held for investments	(2,422)	1,101	11,134
Gain on disposition of subsidiary	—	(73,040)	—
Depreciation and amortization	4,718	10,866	17,177
Other	26,031	38,233	(12,986)
Changes in operating assets:
Receivables—
Due from servicer	—	1,038	70,006
Interest receivable	(1,018)	4,168	61,327
Other	(858)	28,572	16,547
Due from clearing broker	(7,132)	(4,024)	36,058
Origination and purchases of loans held for sale, net of fees	—	—	(2,195,782)
Cost basis on sale and principal repayments of loans held for sale	—	—	2,926,495
Trading securities	(26,517)	(10,067)	(2,363)
Prepaid expenses and other assets	7,899	21,007	19,512
Changes in operating liabilities:
Trading account securities sold but not yet purchased	12,339	8,118	4
Accounts payable and accrued expenses	(5,047)	(29,348)	(34,320)
Accrued compensation and benefits	(16,604)	(2,480)	11,798

Net cash (used in) provided by operating activities	(77,611)	(89,881)	815,407

Cash flows from investing activities:
Purchases of MBS	(763,459)	(2,338,797)	(4,989,056)
Purchases of U.S. Treasury bonds	—	(550,000)	—
Proceeds from sales of MBS	1,050,721	2,930,463	9,212,338
Receipt of principal payments on MBS	25,394	246,923	766,132
Purchases of other investments	—	(7,287)	(133,220)
Proceeds from sales of and distributions from investments	14,357	39,894	133,650
Proceeds from U.S. Treasury bond maturities	550,000	—	—
Receipt of principal payments from loans held for investment, including loans reclassified to held for sale	—	—	1,302,896
Proceeds from sales of real estate owned	—	—	153,431
Deconsolidation of FBR Capital Markets cash balance	(122,752)	—	—
Other	(930)	(4,604)	195,387

Net cash provided by investing activities	753,331	316,592	6,641,558

Cash flows from financing activities:
Repayments of long-term debt	(75,769)	(26,643)	(970)
Repayments of repurchase agreements, net	(936,210)	(618,782)	(1,314,952)
Repayments of commercial paper, net	—	—	(3,971,390)
Proceeds from short-term borrowings	—	—	60,000
Proceeds from subsidiary stock transactions	165,048	791	4,326
Dividends paid	—	—	(34,218)
Proceeds from issuance of common stock	—	—	483
Repurchase of common stock and subsidiary stock	(73,319)	(33,950)	(122,794)
Repayments of securitization financing	—	—	(1,545,417)
Payments for purchases of derivatives with financing element	—	—	(15,595)

Net cash used in financing activities	(920,250)	(678,584)	(6,940,527)

Net (decrease) increase in cash and cash equivalents	(244,530)	(451,873)	516,438
Cash and cash equivalents, beginning of year	254,653	706,526	190,088
Less: Cash and cash equivalents held by discontinued operations, beginning of year	207,802	383,558	151,417

Cash and cash equivalents held by continuing operations, beginning of year	46,851	322,968	38,671

Cash and cash equivalents, end of year	10,123	254,653	706,526
Less: Cash and cash equivalents held by discontinued operations, end of year	—	207,802	383,558

Cash and cash equivalents held by continuing operations, end of year	$10,123	$46,851	$322,968

Supplemental Cash Flow Information:
Cash payments for interest	$3,666	$83,023	$505,558
Cash payments for taxes	$2,623	$667	$44,710

Note:	See Note 11 for supplemental cash flow information, non-cash transactions.

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Arlington Asset Investment Corp. (the Company or AAIC), formerly known as Friedman, Billings, Ramsey Group, Inc. (FBR Group), is a Virginia corporation. The Company began doing business as Arlington Asset Investment Corp. in the first quarter of 2009.

The Company acquires and holds non-agency residential mortgage-backed securities (private-label MBS) on a non-leveraged basis. The Company also acquires and holds agency-backed mortgage-backed securities (agency-backed MBS) on a leveraged basis and, on a limited basis, merchant banking opportunities, including investments in equity securities, mezzanine debt and senior loans.

On March 31, 2003, FBR Group merged with FBR Asset Investment Corporation (FBR Asset). The merger was accounted for as a purchase of FBR Asset by FBR Group using the purchase method of accounting. Upon completion of the merger, FBR Group, then the parent Company, elected to be treated as a real estate investment trust (REIT) for U.S. federal income tax purposes. Also upon completion of the merger, FBR Group created FBR TRS Holdings, Inc. (FBR TRS Holdings), a taxable REIT subsidiary holding company, under which the Company historically conducted its investment banking, institutional brokerage, asset management and mortgage banking business in taxable REIT subsidiaries. The Company filed a notification with the Internal Revenue Service to revoke its REIT status as of January 1, 2009. See Note 6 for an additional discussion on the changes in the Company’s REIT status.

FBR TRS Holdings, a Virginia corporation, was a holding company of which the principal operating subsidiaries were FBR Capital Markets Corporation (FBR Capital Markets), FBR Investment Services, Inc. (FBRIS), Money Management Advisors, Inc. (MMA), FBR Bancorp, Inc. (FBR Bank) and FNLC Financial Services, Inc. (FNLC). Prior to May 20, 2009, the Company consolidated the results of its former subsidiary, FBR Capital Markets, because the Company’s then wholly-owned subsidiary, FBR TRS Holdings, owned approximately 56% of the outstanding shares of FBR Capital Markets’ common stock. The Company liquidated 16,667,000, 1,500,000, 411,032 and 14,755,017 shares of FBR Capital Markets common stock on May 20, June 19, July 15, and October 28, 2009, respectively, resulting in no remaining holdings in FBR Capital Markets as of October 28, 2009. The sale of 16,667,000 shares on May 20, 2009 was to FBR Capital Markets. As a result, effective May 20, 2009, the Company no longer had majority control of FBR Capital Markets and, therefore, deconsolidated the results of FBR Capital Markets’ activities. Subsequently, with the sale of the remaining interest in FBR Capital Markets on October 28, 2009, the Company is required to present the results of operations related to FBR Capital Markets as discontinued operations in accordance with the guidance provided for the impairment or disposal of long-lived assets. See Note 3 for additional discussion about FBR Capital Markets related activities.

In December 2004, FBR Group formed FNLC to assist in the acquisition of First NLC Financial Services, LLC (First NLC). In February 2005, the Company consummated the acquisition of First NLC. First NLC originated, acquired, underwrote and funded non-conforming mortgage loans secured primarily by single-family residences, then sold these loans to institutional loan purchasers or for retention in FBR Group’s mortgage loan portfolio. On January 18, 2008, First NLC filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets and on May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result, on January 18, 2008, the Company deconsolidated First NLC. Subsequently on April 7, 2009, the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (Bankruptcy Court) entered a final order (Final Order) approving the

Company’s completed settlement agreement with the Trustee of the First NLC bankruptcy estate. The settlement agreement with the Trustee releases all claims that the Trustee or the bankruptcy estate of First NLC may have against the Company and its officers, directors, employees and affiliates in exchange for the payment by the Company of approximately $4,000, which the Company accrued for as of December 31, 2008. Under the settlement agreement, the Company and each of the officers, directors, employees and affiliates released all claims against the Trustee and the First NLC bankruptcy estate. The Company remitted the settlement payment on April 20, 2009 following the Final Order.

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries as well as variable interest entities where the Company is determined to be the primary beneficiary in accordance with accounting principles related to consolidation of variable interest entities. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current year’s presentation. The reclassifications made to conform to the presentation and disclosure requirements of Article 9 of Regulation S-X and Securities Act Guide 3 did not affect the previously reported assets, liabilities, equity, or net income (loss) attributable to Arlington Asset Investment Corp. shareholders.

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

Liquidity

Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. The Company’s primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS, dividends on equity securities, proceeds from sales of MBS, equity capital contributions and credit provided by banks, clearing brokers and affiliates of the Company’s principal clearing broker. In 2009, we received $165,048 in net proceeds from the sale of FBR Capital Markets common stock.

The Company believes that the existing cash balances, investment in private-label MBS, net investments in agency-backed MBS, cash flows from operations, borrowing capacity and other sources of liquidity, should be sufficient to meet our cash requirements for at least the next 12 months. The Company has obtained, and believes it will continue to obtain, short-term financing in amounts and at interest rates consistent with its financing objectives. However, there can be no assurance that the Company will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. If the Company cannot obtain funding from third parties or from our subsidiaries, the Company’s results of operations could be negatively impacted.

Use of Estimates

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company based the estimates and assumptions on historical experience, when available, market information, and on various other factors that the Company believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of the estimates. Actual results may differ from these estimates.

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2009 and 2008, approximately 96% and 92%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

Financial Instruments

MBS transactions are recorded as purchases and sales on the date the securities are settled unless the transaction qualifies as a regular-way trade, in which case the transactions are accounted for as purchases or sales on a trade date basis. Any amounts payable or receivable for unsettled trades are recorded as “securities sold” or “securities purchased” in the consolidated balance sheets.

Investments in marketable equity securities and MBS are classified as either available-for-sale or trading investments pursuant to amended accounting principles related to accounting for certain investments in debt and equity securities. These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment income in the consolidated statements of operations. Investments in equity securities of non-public companies that are held in non-broker dealer entities are carried at cost.

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

The Company evaluates available-for-sale securities and investments in equity securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of the Company’s investments in marketable equity securities designated as available-for-sale can fluctuate significantly. In evaluating these investments for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) the Company’s intent to sell, and (5) whether it is more likely than not the Company would be required to sell the security before anticipated recovery. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the other-than-temporary impairment and the credit portion is recorded through our income statement.

The Company continues to evaluate unrealized losses recorded in accumulated comprehensive income at each reporting date and if it is determined at a future date that impairment is other-than-temporary, the applicable unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a realized loss at the time the determination is made.

Realized gains and losses on sales of non-MBS are determined using the specific identification method. Realized gains and losses on MBS transactions are determined based on average cost. Declines in the value of available-for-sale investments below the Company’s cost basis that are determined to be other-than-temporary are reclassified from accumulated other comprehensive income (loss) and included in net investment income (loss) in the consolidated statements of operations. Declines in the value of cost method investments below the Company’s basis that are determined to be other-than-temporary are included in net investment income (loss) in the consolidated statement of operations.

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

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value—The Company’s agency-backed MBS, which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and other AAA-rated private label MBS are generally classified within Level 2 of the fair value hierarchy as they are valued after considering quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

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

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for some of the Company’s MBS and requires management to make a number of assumptions, including assumptions about the future of interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. The assumptions the Company applies are specific to each MBS.

Although the Company relies on the internal calculations to compute the fair value of these MBS, the Company requests and considers indications of value (mark) from third-party dealers to assist in the valuation process.

Other investments—The Company’s other investments, consists of investment in equity securities, investment funds and residual interest in securitization. The Company’s equity securities are classified within Level 1 of the fair value hierarchy if they are valued using quoted market prices. Residual interest in securitization is classified within Level 3 of the fair value hierarchy as discussed above.

Other—Cash and cash equivalents, restricted cash, interest receivable, reverse repurchase agreements, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

The estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$10,123	$10,123	$46,851	$46,851
Non-interest bearing receivables	20	20	356	356
MBS	295,600	295,600	139,955	139,955
U.S. Treasury bonds	—	—	550,000	550,000
Other investments	2,580	2,580	13,802	13,802

Financial liabilities:
Repurchase agreements	126,830	126,830	647,003	647,003
Long-term debt	16,857	16,857	254,357	254,357

Repurchase Agreements

Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized primarily by government agency securities and are carried net by counterparty, when permitted, at the amounts at which the securities subsequently will be repurchased plus accrued interest.

Interest Income

Interest income includes contractual interest payments adjusted for the amortization of premiums and discounts and other deferred costs in accordance with amended accounting principles related to accounting for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leasing.

Effective January 1, 2008, the Company elected to change its method of amortizing and accreting premiums, discounts and other deferred costs on the MBS portfolio. In accordance with amended accounting principles related to accounting for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leasing, the Company now amortizes and accretes these items to interest income using the interest method over the contractual life of the assets (Contractual Method). Historically, the Company amortized and accreted these items using the retrospective method; that is, using the interest method over the estimated lives of the assets. This method required a retrospective adjustment of the effective yield each time the Company updated the estimated life of the assets. Actual prepayment experience and estimates of future principal repayments were used in calculating the estimated lives. The retrospective method adjusted unamortized premium or discount amounts as if the new estimate had been known since the original acquisition date of the assets, on a cumulative basis. While both methods are acceptable under GAAP, the Company believes the Contractual Method is preferable to the retrospective method because under the Contractual Method, the income effects of premiums, discounts and other deferred costs are recognized in a manner that is reflective of the actual behavior of the underlying assets during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to change in estimated prepayments based on assumptions about future activities.

The cumulative effect of the change to the Company’s accumulated deficit as of January 1, 2008 was a decrease of $225, or 0.02%.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting principles related to share-based payment which requires fair value method of accounting. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Expected forfeitures are included in determining share-based employee compensation cost. Share-based awards that do not require future services are expensed immediately.

Income Taxes

The Company revoked its REIT status effective as of January 1, 2009, in part to use the net operating loss (NOL) carry-forwards and net capital loss (NCL) carry-forwards incurred at the parent company level to offset the taxable income of its former taxable REIT subsidiaries. As a result, effective as of January 1, 2009, the Company is taxed as a C corporation for U.S. federal income tax purposes.

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation, it is more likely than not that they will not be realized. The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements.

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

Reverse Stock Split

On October 1, 2009, the Company announced a 1-for-20 reverse split of its Class A and Class B common stock in accordance with the previously approved shareholder authorization. The reverse stock split was effective on October 6, 2009. The reverse split reduced the number of shares of the Company’s common stock outstanding from 158,403,801 shares to 7,920,190 shares. Proportional adjustments were made to outstanding stock options and other equity incentive awards and equity compensation plans. The number of authorized shares of common stock did not change. (See Note 9) Therefore, the disclosures and calculations related to share information have been adjusted to reflect the impact of the reverse stock split.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Year Ended December 31, 2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding:
Common stock (in thousands)	7,675	7,675	7,558	7,558	8,349	8,349
Stock options and unvested restricted stock (in thousands)	—	150	—	—	—	—

Weighted average common and common equivalent shares outstanding (in thousands)	7,675	7,825	7,558	7,558	8,349	8,349

Net income (loss) applicable to common stock	$116,545	$116,545	$(417,463)	$(417,463)	$(658,600)	$(658,600)

Income (loss) per common share	$15.19	$14.89	$(55.23)	$(55.23)	$(78.88)	$(78.88)

As of December 31, 2009, 2008 and 2007, there were, 7,625, 27,189 and 50,082, respectively, options to purchase shares of common stock were outstanding. The diluted earnings per share for the year ended December 31, 2009 did not include the antidilutive effect of 190 shares of restricted stock units, stock options, and restricted stock. As a result of net loss for the years ended December 31, 2008 and 2007, the diluted earnings per share did not include the dilutive and antidilutive effects of 392 and 1,440 shares, respectively, of restricted stock units, stock options, and restricted stock. See Note 9 for detail of total stock options outstanding.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued amended accounting principles related to accounting for transfers of financial assets. This amendment improves financial reporting by eliminating the exceptions for qualified special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, comparability and consistency in accounting for transferred financial assets will be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective January 1, 2010 for the Company. Earlier application is prohibited and it must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued amended accounting principles related to the consolidation of variable-interest entities. This amendment replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. The amendment is effective as of January 1, 2010 for the Company. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

In June 2009, the FASB has issued guidance related to the FASB Accounting Standards Codification and the hierarchy of generally accepted accounting principles. This guidance establishes the FASB Accounting Standards Codification™ (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. The Company implemented the Codification in the quarter ended September 30, 2009. The implementation of the Codification did not impact the Company’s consolidated financial statements.

Note 3. Sale of FBR Capital Markets Shares and Discontinued Operations:

FBR Capital Markets’ business consisted of investment banking, institutional brokerage and asset management operating through its principal operating subsidiaries, Friedman, Billings, Ramsey & Co., Inc., an SEC-registered broker-dealer, Friedman, Billings, Ramsey International, Ltd., a broker-dealer registered with the United Kingdom’s Financial Services Authority, FBR Investment Management, Inc., an SEC-registered investment adviser, FBR Fund Advisers, Inc., also an SEC-registered investment adviser. The primary activities of the FBR Capital Markets operations were capital raising services, financial advisory services, institutional sales and trading services, research coverage, asset management services, private wealth management services and investment in merchant banking and other direct investments.

Prior to May 20, 2009, the Company consolidated the results of its former subsidiary FBR Capital Markets because the Company’s then wholly-owned subsidiary, FBR TRS Holdings, owned 56% of the outstanding shares of FBR Capital Markets’ common stock. The Company liquidated 16,667,000, 1,500,000, 411,032 and 14,755,017 shares of FBR Capital Markets common stock on May 20, June 19, July 15, and October 28, 2009, respectively, resulting in no remaining holdings in FBR Capital Markets as of October 28, 2009. As a result, effective May 20, 2009, the Company no longer had majority control of FBR Capital Markets and therefore deconsolidated the results of FBR Capital Markets. Subsequently, with the sale of the remaining interest in FBR Capital Markets on October 28, 2009, the Company is required to present the results of operations related to FBR Capital Markets as discontinued operations in accordance with the guidance provided for the impairment or disposal of long-lived assets.

The Company received $165,048 in net proceeds, recognizing a net gain of $833 from the sale of FBR Capital Markets common stock during 2009.

Summarized financial information for discontinued FBR Capital Markets operations is shown below.

	Year Ended December 31,
	2009	2008	2007
Revenues
Investment banking	$12,715	$96,950	$323,608
Institutional brokerage	62,544	138,575	114,785
Asset management	5,069	15,335	23,950
Net investment loss	(345)	(81,335)	(4,497)
Interest income	971	23,382	25,760
Other	121	1,458	1,290
Total revenues	81,075	194,365	484,896
Interest expense	252	12,457	5,337

Revenue, net of interest expense	$80,823	$181,908	$479,559

Total expenses and income tax provision	$107,207	$376,638	$474,315

Net (loss) income	$(26,384)	$(194,730)	$5,244
Gain on sale of FBR Capital Markets shares, net	833	—	—

Net (loss) income from discontinued operations	$(25,551)	$(194,730)	$5,244

December 31, 2008
Assets
Cash and cash equivalents	$207,801
MBS, at fair value	454,339
Long-term investments	41,174
Other assets	97,408

Total assets	$800,722

Liabilities
Repurchase agreements	$416,037
Accounts payable and other liabilities	80,958

Total liabilities	$496,995

There were no assets and liabilities related to discontinued operations as of December 31, 2009.

Note 4. Financial Instruments:

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments and long-term investments accounted for under accounting principles related to fair value measurements as of December 31, 2009 and 2008. As required by these accounting principles, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	December 31, 2009
	Total	Level 1	Level 2	Level 3
MBS, at fair value:
Agency-backed	$136,912	$—	$136,912	$—
Private-label	158,688	—	—	158,688

Total	$295,600	$—	$136,912	$158,688

	December 31, 2008
	Total	Level 1	Level 2	Level 3
MBS, at fair value:
Agency-backed	$74,069	$—	$74,069	$—
Private-label	65,886	—	—	65,886

Total	139,955	—	74,069	65,886
U.S. Treasury bonds, at fair value:	550,000	550,000	—	—
Other marketable equity securities, at fair value	293	293	—	—

Total	$690,248	$550,293	$74,069	$65,886

The total financial assets measured and reported at fair value on a recurring basis and classified within level 3 were $158,688, or 50.59% and $65,886, or 4.22% of the Company’s total assets as of December 31, 2009 and 2008, respectively.

Level 3 Financial Assets and Liabilities

Items Measured at Fair Value on a Recurring Basis

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008.

	MBS	Other Investments	Total
Beginning balance, January 1, 2009	$65,886	$—	$65,886
Total net gains (losses) (realized/unrealized)
Included in earnings	5,200	—	5,200
Included in other comprehensive income	7,942	—	7,942
Net Transfers In	—	—	—
Net purchases, issuances, settlements, and principal payoffs, and amortization/accretion of premium/discount	79,660	—	79,660

Ending balance, December 31, 2009	$158,688	$—	$158,688

The amount of total gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$780	$—	$780

	MBS	Other Investments	Total
Beginning balance, January 1, 2008	$10,638	$15,903	$26,541
Total net gains (losses) (realized/unrealized)
Included in earnings	(66,047)	(15,271)	(81,318)
Included in other comprehensive income	—	—	—
Net Transfers In	204,477	—	204,477
Net purchases, issuances, settlements, and principal payoffs, and amortization/accretion of premium/discount	(83,182)	(632)	(83,814)

Ending balance, December 31, 2008	$65,886	$—	$65,886

The amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(101,380)	$(15,271)	$(116,651)

Gains and losses included in earnings for years 2009 and 2008 are reported in the following income statement line description as follows:

	Other income (loss), Investment income (loss)
	2009	2008
Total gains (losses) included in earnings for the period	$5,200	$(81,318)

Change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$780	$(116,651)

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

For the years ended December 31, 2009 and 2008, the Company recognized the following change in carrying value of those assets measured at fair value on a non-recurring basis:

	Fair Value Measurements at December 31, 2009				Year Ended December 31, 2009
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$452	$—	$—	$452	$(1,086)

	Fair Value Measurements at December 31, 2008				Year Ended December 31, 2008
	Total	Level 1	Level 2	Level 3	Gains (Losses)
Non-public equity securities	$10,309	$—	$—	$10,309	$(20,260)

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	December 31,
	2009					2008
	Balance	Net Unamortized Premium (Discount)	Percent	Weighted Average Life	Weighted Average Rating(3)	Balance	Net Unamortized Premium (Discount)	Percent	Weighted Average Life	Weighted Average Rating(3)
Fannie Mae	$11,021	$311	3.73%	4.12	AAA	$74,069	$—	52.92%	2.56	AAA
Freddie Mac	125,891	5,224	42.59%	4.14	AAA	—	—	—	—	—
Private-label	158,688	(150,061)	53.68%	6.37	CCC	65,886	—	47.08%	4.34	BB

	$295,600	($144,526)	100.00%			$139,955	$—	100.00%

(1)	The Company’s MBS portfolio is primarily comprised of adjustable-rate MBS. The weighted-average coupon of the MBS portfolio at December 31, 2009 and 2008 was 5.49% and 5.98%, respectively.
(2)	As of December 31, 2009 and 2008, $133,590 and $114,154, respectively, each representing fair value of the Company’s MBS investments were pledged as collateral for repurchase agreements.
(3)	The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, however, that these securities would receive such a rating if they were ever rated by a rating agency.

Other Investments

The Company’s other investments consist of marketable equity investments, which are valued at fair value on a recurring basis and other long-term investments, which are fair valued on a non-recurring basis. The Company’s other investments consisted of the following as of the dates indicated:

	December 31,
	2009	2008
Non-public equity securities	$1,478	$10,284
Investments funds	1,102	2,225
Long-term marketable equity investments	—	293
Preferred equity investment	—	1,000

Total other investments	$2,580	$13,802

The Company’s available-for-sale securities consist primarily of MBS and equity investments in publicly traded companies. In accordance with accounting principles related to accounting for certain investments in debt and equity securities, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	December 31, 2009
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
MBS(1)	$288,585	$8,082	$(1,067)	$295,600

(1)	The amortized cost of MBS includes unamortized net discounts of $144,526 at December 31, 2009.

	December 31, 2008
	Amortized Cost/ Cost Basis	Unrealized		Fair Value
		Gains	Losses
MBS(1)	$139,947	$8	$—	$139,955
Marketable equity securities	293	—	—	293

	$140,240	$8	$—	$140,248

(1)	The amortized cost of MBS includes no unamortized premiums/discounts at December 31, 2008.

The following table provides further information regarding the duration of unrealized losses as of December 31, 2009:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
MBS	$167,492	$(1,067)	$166,425	$—	$—	$—

The Company recorded no other-than-temporary impairments on MBS investments during the year ended December 31, 2009. The Company recorded other-than-temporary impairment losses of $200,550 and $20,481 for the years ended December 31, 2008 and 2007, respectively, related to continued deterioration in credit quality on certain MBS investments with a cost basis of $2,061,112 and $54,832, respectively.

The Company recorded no other-than-temporary impairment losses on marketable equity securities during the year ended December 31, 2009. The Company recorded other-than-temporary impairment losses of $1,225 and $10,000 for the years ended December 31, 2008, and 2007, respectively, related to marketable equity securities with an original cost basis of $1,519, $13,927, respectively. During the years ended December 31, 2008 and 2007, the Company also recognized other-than-temporary impairment losses of $15,271 and $3,602, respectively, in a residual interest in a securitization of non-prime mortgage loans. No such losses were recognized for the year ended December 31, 2009.

For private equity investments carried at cost, at each reporting date, the Company evaluates its portfolio of such investments for impairment, including consideration of the severity and duration of factors affecting the fair value of these investments. During the years ended December 31, 2009, 2008, and 2007, the Company recorded other-than-temporary impairment losses of $1,086, $20,260 and $14,139, respectively, in the consolidated statements of operations reflecting the Company’s evaluation of the estimated fair value of private equity investments with a remaining cost basis of $452, $10,309 and $13,861, respectively.

During 2009, the Company received $600,325 from sales of MBS, resulting in gross gains and losses of $7,538 and $2,978, respectively, and received $407 from sales of marketable equity securities, resulting in gross gains of $114 and no losses, respectively. During 2008, the Company received $2,573,541 from sales of MBS, resulting in gross gains and losses of $1,280 and $135,691, respectively, and received $12,618 from sales of marketable equity securities, resulting in gross gains and losses of $645 and $346, respectively.

Note 5. Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS and U.S. Treasury bonds.

As of December 31, 2009 and 2008, the Company had no amount at risk greater than 10% of equity. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	2009	2008
Outstanding balance	$126,830	$647,003
Value of assets pledged as collateral:
Agency-backed MBS	$133,590	$73,773
Private-label MBS	$—	$40,381
U.S. Treasury bonds	$—	$550,000
Weighted-average rate	0.27%	0.30%
Weighted-average term to maturity	40.6 days	6.8 days
Weighted-average outstanding balance during the year	$89,554	$1,639,061
Weighted-average rate during the year	0.55%	2.92%

Long-Term Debt

As of December 31, 2009 and 2008, the Company had $15,000 and $251,689, respectively, of outstanding long-term debentures issued by FBR TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.03% as of December 31, 2009. All of these borrowings mature between 2033 and 2035. The Company had incurred costs related to the issuance of these debentures. These costs are amortized over the five-year period through the redemption date. As of December 31, 2009 and 2008, the unamortized balance of these issuance costs was $401 and $1,086, respectively. The Company extinguished $236,689 and $65,811 of this long-term debt at a gain of $160,435 and $39,083 during 2009 and 2008, respectively.

As of December 31, 2009 and 2008, the Company had additional outstanding long-term debt of $1,857 and $2,668, respectively, associated with the Company’s 2001 acquisition of Money Management Associates, LP and Rushmore Trust and Savings. This note matures on January 2, 2011 and carries imputed interest at 9%.

Note 6. Income Taxes:

The Company, which historically was taxed as a REIT under the Internal Revenue Code, revoked its status as a REIT effective as of January 1, 2009. As a REIT, the Company was not subjected to federal income tax, at the parent company level, on earnings distributed to its shareholders. As a result of the revocation of REIT status effective January 1, 2009, the Company is taxed as a C corporation for U.S. federal tax purposes and will file a consolidated federal income tax return with its former taxable REIT subsidiaries (other than FBR Capital Markets and its subsidiaries).

To maintain tax qualification as a REIT, the Company was required to meet certain income and asset tests and distribution requirements. The REIT was required to distribute to shareholders at least 90% of its (parent company) taxable income. A predominance of the REIT’s gross income was required to come from real estate sources and other portfolio-type income. A significant portion of the REIT’s assets was required to consist of real estate and similar portfolio investments, including MBS. Beginning in 2001, the tax law changed to allow REITs to hold a certain percentage of their assets in taxable REIT subsidiaries. The income generated from the Company’s taxable REIT subsidiaries was taxed at normal corporate rates and was generally not distributed to the Company’s shareholders. Failure to maintain REIT qualification would have subjected the Company to federal and state corporate income taxes at regular corporate rates.

During the year ended December 31, 2009, 2008 and 2007 the Company recorded $9,522, $1,899 and $2,899, respectively, of income tax expense for income and losses from continuing operations. The Company had taxable book income (losses), net of discontinued operations before income taxes of $140,159, $99,483 and $(220,946), in 2009, 2008, and 2007, respectively.

The provision for income taxes from continuing operations consists of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Federal	$1,819	$—	$—
State	7,703	1,899	2,899

	$9,522	$1,899	$2,899

Current	$9,522	$1,899	$—
Deferred	—	—	2,899

	$9,522	$1,899	$2,899

Deferred tax assets and liabilities consisted of the following as of December 31, 2009 and 2008:

	2009	2008
Unrealized investment gains and losses	$61,768	$10,068
Accrued compensation	5,261	1,316
Capital loss carry-forward	236,275	—
Other, net	8,099	1,806
Net operating loss	113,479	26,641
Valuation allowance	(424,882)	(39,831)

Net deferred tax asset	$—	$—

The provision (benefit) for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company and its taxable REIT subsidiaries income tax attributable to net income (loss) computed at federal statutory rates to income tax expense was:

	December 31,
	2009	2008	2007
Federal income tax at statutory rate	$49,055	$34,819	$(77,331)
State income taxes, net of federal benefit	(1,899)	1,899	2,899
Gain on issuance of subsidiary stock	—	—	16,359
Effect of accounting for stock options	—	—	2,139
Refund claim due to change in tax law	(4,268)	—	—
Establishment of FIN 48 reserve, net of federal benefit	12,618	—	—
Reversal of negative investment in First NLC	—	(24,833)	—
Record deferred tax liability on investment in subsidiary	—	8,179	—
Other, net	(399)	(296)	1,141
Valuation allowance	(45,585)	(17,869)	57,692

Effective income tax rate	$9,522	$1,899	$2,899

The Company adopted amended accounting principles related to accounting for uncertainty in income taxes effective January 1, 2007. Adoption of these accounting principles did not have a material effect on the Company’s financial statements. The Company estimates that, as of December 31, 2009, the range within which unrecognized tax benefits related to the recognition of income between members of the consolidated group is $-0- to approximately $12,810, of which the Company has reserved $12,810. The total amount of accrued interest and penalties at December 31, 2009 and 2008 was immaterial. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2009
Balance at January 1	$—
Additions based on tax positions related to the current year	12,810
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31	$12,810

At December 31, 2009, there are $12,618 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

As of December 31, 2009 and 2008, the Company had a NCL carry-forward of $576,281 and $521,083, respectively, that can be used to offset future capital gains. These capital losses will begin to expire in 2011. In addition, as of December 31, 2009 and 2008, the Company had a NOL carry-forward of $276,778 and $431,616, respectively, that can be used to offset future taxable income. The NOL carry-forward will begin to expire in 2027. The valuation allowance relates primarily to the ability to utilize these losses.

As of January 1, 2009, tax years subsequent to December 31, 2005 remain open under the statute of limitations. The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing authorities in jurisdictions where the firm has significant business operations, such as Virginia. An IRS examination of tax years 2006 and 2007 started in 2008 and is currently ongoing.

Note 7. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt(1)	$970	$970	$—	$—	$—	$14,917	$16,857
Minimum rental and other contractual commitments(2)	1,542	—	—	—	—	—	1,542
Capital commitments(3)	—	—	—	—	—	—	—

	$2,512	$970	$—	$—	$—	$14,917	$18,399

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities issued through TRS Holdings. Based on the weighted average interest rate of 3.03% as of December 31, 2009, approximately $114 in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2010. Interest on the $15,000 of long-term debt floats based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. These long-term debt securities mature beginning in October 2033 through July 2035.
(2)	Equipment and office rent expense for 2009, 2008 and 2007 was $230, $774 and $7,724, respectively.
(3)	The table above excludes $1,636 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include a liability for unrecognized income tax benefits of $11,306 that are not contractual obligations by nature. The Company cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

The Company also has short-term repurchase agreement liabilities of $126,830, as of December 31, 2009. See Note 5 for further information.

Litigation

Except as described below, as of December 31, 2009, the Company was not a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or SRO matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations (together, litigation) relating to its business. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

On July 20, 2009, counsel to Bill Kornfeld and Edward Lapinski, two purported shareholders of the Company, sent a letter to the Company demanding that the Board of Directors remedy alleged breaches of fiduciary duty by the directors in connection with the sale of a portion of FBR Capital Markets stock to FBR Capital Markets on May 20, 2009. The letter alleges that this sale was completed pursuant to an inappropriate process and resulted in an inadequate price. The letter states that the shareholders will file a lawsuit bringing derivative claims if the Company’s Board of Directors does not take the demanded action within a reasonable period of time. The Company’s Board of Directors established a special committee of independent directors to conduct a review and evaluation of the allegations in the letter and make a final decision concerning whether maintenance of the claims was in the Company’s best interests. The special committee concluded that maintenance of the claims was not in the Company’s best interest.

Based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operation or liquidity.

Note 8. First NLC Financial Services, LLC:

On January 18, 2008, First NLC, the Company’s non-conforming residential mortgage loan origination subsidiary, filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in order to effectuate an orderly liquidation of First NLC’s assets and on May 9, 2008, First NLC filed a notice of conversion with the bankruptcy court to convert First NLC’s petition for bankruptcy protection from a petition under Chapter 11 of the United States Bankruptcy Code to a petition under Chapter 7 of the United States Bankruptcy Code. As a result, on January 18, 2008, the Company deconsolidated First NLC.

On April 7, 2009, the United States Bankruptcy Court entered the Final Order approving the Company’s completed settlement agreement with the Trustee of the First NLC bankruptcy estate. The settlement agreement with the Trustee releases all claims that the Trustee or the bankruptcy estate of First NLC may have against the Company and its officers, directors, employees and affiliates in exchange for the payment by the Company of approximately $4,000, which the Company accrued for as of December 31, 2008. Under the settlement agreement, the Company and each of the officers, directors, employees and affiliates released all claims against the Trustee and the First NLC bankruptcy estate. The Company remitted the settlement payment on April 20, 2009 following the Final Order.

Note 9. Shareholders’ Equity:

The Company has authorized share capital of 450,000,000 shares of Class A Common Stock, par value $0.01 per share; 100,000,000 shares of Class B Common Stock, par value $0.01 per share; and 25,000,000 shares of undesignated preferred stock. Holders of the Class A and Class B Common Stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B Common Stock convert to shares of Class A Common Stock at the option of the Company in certain circumstances including (i) upon sale or other transfer, (ii) at the time the holder of such shares of Class B Common Stock ceases to be affiliated with the Company and (iii) upon the sale of such shares in a registered public offering. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock. Such actions by the Board of Directors could adversely affect the voting power and other rights of the holders of common stock. Preferred stock could thus be issued quickly with terms that could delay or prevent a change in control of the Company or make removal of management more difficult. At present, the Company has no plans to issue any of the preferred stock.

On October 1, 2009, the Company announced a 1-for-20 reverse split of its Class A and Class B common stock in accordance with the previously approved shareholder authorization. The reverse stock split was effective on October 6, 2009. Upon the effectiveness of the reverse stock split, each twenty shares of issued and outstanding common stock were converted into one share of common stock. The Company did not issue fractional shares and shareholders received a cash payment for fractional shares based on the split-adjusted average price of the Class A common stock before the effective time. The reverse split reduced the number of shares of the Company’s common stock outstanding from 158,403,801 shares to 7,920,190 shares. Proportional adjustments were made to outstanding stock options and other equity incentive awards and equity compensation plans. The number of authorized shares of common stock did not change.

Dividends

The Company did not declare or pay dividends during 2009 or 2008. Pursuant to the Company’s variable dividend policy, the Board of Directors, in its sole discretion, may reinstate the payment of cash dividends when appropriate in the future. See Note 13 for subsequent events.

Stock Compensation Plans

FBR Group Long-Term Incentive Plan

Under the FBR Group Long-Term Incentive Plan, the Company may grant options to purchase stock, stock appreciation rights, performance awards and restricted and unrestricted stock and other stock-based awards for up to 1,245,000 shares of Class A common stock to eligible participants in the Plan. Participants include employees, officers and directors of the Company and its subsidiaries. The FBR Group Long-Term Incentive Plan has a term of 10 years and options granted may have an exercise period of up to 10 years. Options may be incentive stock options, as defined by Section 422 of the Internal Revenue Code, or nonqualified stock options. The FBR Long-Term Incentive Plan replaced the FBR Group Stock and Annual Incentive Plan and the Non-Employee Director Stock Compensation Plan (the Prior Plans), and shares that remained available for issuance under the Prior Plans became available under the FBR Long-Term Incentive Plan.

Effective January 1, 2006, the Company adopted a fair value based measurement method in accounting for all share based payment transactions with employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield, expected volatility, risk-free interest rate, and an expected life of five years for all grants. No options were granted during the years ended December 31, 2009, 2008, and 2007.

A summary of option activity under the FBR Long-Term Incentive Plan and the FBR Group Stock and Annual Incentive Plan (the Stock Plans) as of December 31, 2009 and changes during the three year then ended is presented below:

	Number of Shares	Weighted-average Exercise Prices	Weighted-average Contractual Life
Share Balance as of December 31, 2006	146,202	$338.40	1.9
Cancelled in 2007	(95,700)	365.00	—
Exercised in 2007	(500)	130.00	—

Share Balance as of December 31, 2007	50,002	289.60	1.9
Cancelled in 2008	(22,813)	283.00	—

Share Balance as of December 31, 2008	27,189	295.20	1.0
Cancelled in 2009	(19,564)	332.69	—

Share Balance as of December 31, 2009	7,625	64.57	0.4

Options Exercisable	7,625	64.57	0.4

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $-0-, $-0- and $140, respectively.

As of December 31, 2009, all options have vested and all compensation costs related to share-based compensation arrangements granted under the Stock Plans relating to options have been recognized.

Share-based compensation expense recognized in the statement of operations for stock options for the year ended December 31, 2009 was $11, with a related tax benefit of $1.

FBR Group Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. As of December 31, 2009 and December 31, 2008, a total of 263,878 and 411,819, respectively, shares of such FBR Group restricted Class A common stock was outstanding with unamortized deferred compensation of $3,566 and $11,382, respectively. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2006	90,972	$293.80	1.6
Granted	5,746	116.20	—
Forfeitures	(2,719)	251.80	—
Vestitures	(33,628)	356.80	—

Share Balance as of December 31, 2007	60,371	246.80	1.0
Granted	387,816	58.20	—
Forfeitures	(6,329)	192.80	—
Vestitures	(30,039)	336.00	—

Share Balance as of December 31, 2008	411,819	65.00	2.0
Forfeitures	(842)	183.20	—
Vestitures	(147,099)	74.80	—

Share Balance as of December 31, 2009	263,878	59.40	1.1

For the years ended December 31, 2009, 2008 and 2007, the Company recognized $6,421, $12,258 and $3,052, respectively, of compensation expense related to this FBR Group restricted stock.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. The Company issued 4,478 shares of FBR Group restricted common stock valued at $250 to the trust for the year ended December 31, 2008 in settlement of such accrued incentive compensation. No such shares were issued in 2009. A summary of the undistributed restricted stock issued to the trust is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vesting Period
Share Balance as of December 31, 2006	80,079	$324.00	1.5
Shares issued to Trust	8,225	95.60	—
Shares distributed from Trust	(42,494)	379.20	—

Share Balance as of December 31, 2007	45,810	228.80	1.2
Shares issued to Trust	4,478	55.80	—
Shares distributed from Trust	(22,284)	244.80	—

Share Balance as of December 31, 2008	28,004	188.60	1.0
Shares issued to Trust	—	—	—
Shares distributed from Trust	(12,589)	149.20	—

Share Balance as of December 31, 2009	15,415	156.60	0.3

Director Stock Compensation Plan

Under the Non-Employee Director Stock Compensation Plan and the FBR Long-Term Incentive Plan, the Company may grant options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees to non-employee directors. The Board approved annual awards of RSUs equal in value to $80 to each director to be made in conjunction with the annual shareholders meeting. In addition, each chairman of the Board’s Committees receives one half of his quarterly fees for service as Chairman in RSUs. These RSUs vest the day before the next annual meeting of shareholders, and are convertible to Class A Common Stock one year following completion of the director’s service on the Board. All options, stock and RSUs awarded to non-employee directors are non-transferable other than by will or the laws of descent and distribution. During 2009, 2008, and 2007, the Company granted 57,237, 13,411 and 4,641 RSUs, respectively. For the year ended December 31, 2009, 2008, and 2007, the Company recognized $477, $553 and $634, respectively, of director fees related to these RSUs.

Share Repurchases

In April 2003, the Company’s Board of Directors authorized a share repurchase program in which the Company may repurchase up to 700,000 shares of the Company’s Class A common stock from time to time. In July 2007, the Company’s Board of Directors authorized an increase in the number of shares the Company is authorized to repurchase in accordance with this repurchase program from 700,000 to 2,500,000 shares of the Company’s Class A common stock. In December 2007, the Company’s Board of Directors authorized a further increase in the number of shares of the Company’s Class A common stock that the Company is authorized to repurchase in accordance with this repurchase program from 2,500,000 shares to an aggregate of 5,000,000 shares. In accordance with this repurchase program, a portion of the stock acquired may be used for the Company’s stock-based compensation plans described previously. During the year ended December 31, 2008, the Company, in accordance with the Company’s share repurchase program, repurchased 5,966 shares at a cost of $48. There were no repurchases under the program during 2009. At December 31, 2009, the Company had authority to repurchase 3,811,863 shares.

Note 10. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

Financial Instruments

As of December 31, 2009 and 2008, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

Market Risk

Market risk is primarily caused by movements in market prices of the Company’s investment account securities and changes in value of the underlying securities of the investment funds in which the Company invests. The Company’s investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to manage market risk through monitoring procedures. The Company’s principal transactions are primarily long and short equity and debt transactions.

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

Credit Risk

The Company’s equity and debt investments include non-investment grade securities of privately held issuers. The concentration and illiquidity of these investments expose the Company to a higher degree of risk than associated with readily marketable securities.

Note 11. Supplemental Cash Flow Information—Non-cash Transactions:

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

Note 12. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2009 and 2008. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Net Interest Income (Loss)	Net Income (Loss) from Continuing Operations	Net Income (Loss) from Discontinued Operations	Net (Loss) Income	Basic (Loss) Earnings Per Share from Continuing Operations	Diluted (Loss) Earnings Per Share from Continuing Operations
2009
First Quarter	$87	$110,831	$(16,167)	$101,565	$14.55	$14.54
Second Quarter	808	(12,693)	(24,023)	(32,158)	(1.65)	(1.65)
Third Quarter	3,408	24,403	18,033	42,436	3.17	3.09
Fourth Quarter	6,131	8,096	(3,394)	4,702	1.05	1.02

Total Year	$10,434	$130,637	$(25,551)	$116,545	17.02	16.69

2008
First Quarter	$1,413	$50,365	$(10,174)	$45,102	$6.68	$6.65
Second Quarter	3,620	(12,057)	(25,249)	(25,051)	(1.60)	(1.60)
Third Quarter	3,083	(154,348)	(28,560)	(169,022)	(20.40)	(20.40)
Fourth Quarter	227	(193,560)	(130,747)	(268,492)	(25.59)	(25.59)

Total Year	$8,343	$(309,600)	$(194,730)	$(417,463)	(40.96)	(40.96)

Note 13. Subsequent Events:

The Company evaluated subsequent events through February 24, 2010, the date the financial statements were issued and noted no items that require additional disclosures except for the following:

On February 10, 2010, the Company’s Board of Directors approved a $0.35 dividend for the first quarter of 2010. The dividend will be payable on April 30, 2010 to shareholders of record on March 31, 2010.