Form 10-Q
period 2010-03-31
Arlington Asset Investment Corp.
filed 2010-05-07
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2010:

Title	Outstanding
Class A Common Stock	7,346,255 shares
Class B Common Stock	566,112 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$5,875	$10,123
Receivables
Interest	2,279	2,011
Other	799	20
Mortgage-backed securities, at fair value
Available-for-sale	186,252	295,600
Trading	142,802	—
Other investments	2,028	2,580
Equipment and software, net of accumulated depreciation and amortization of $9 and $-0-, respectively	104	114
Prepaid expenses and other assets	481	3,201

Total assets	$340,620	$313,649

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$140,474	$126,830
Interest payable	124	124
Accrued compensation and benefits	6,144	5,921
Dividend payable	2,811	—
Accounts payable, accrued expenses and other liabilities	18,890	13,904
Long-term debt	15,907	16,857

Total liabilities	184,350	163,636

Commitments and contingencies (Note 6)
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 7,346,255 and 7,352,774 shares issued and outstanding, respectively	73	74
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,112 and 566,112 shares issued and outstanding, respectively	6	6
Additional paid-in capital	1,508,463	1,507,394
Accumulated other comprehensive income, net of taxes	10,385	7,015
Accumulated deficit	(1,362,657)	(1,364,476)

Total equity	156,270	150,013

Total liabilities and equity	$340,620	$313,649

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income
Interest on mortgage-backed securities	$9,201	$2,581
Other interest income	1	19

Total interest income	9,202	2,600

Interest expense
Interest on short-term debt	90	225
Interest on long-term debt	138	2,286

Total interest expense	228	2,511

Net interest income	8,974	89

Other income, net
Investment gain	353	6
Gain on extinguishment of long-term debt	—	132,453
Other loss	(4)	(139)

Total other income, net	349	132,320

Income from continuing operations before other expenses	9,323	132,409

Other expenses
Compensation and benefits	2,920	8,139
Professional services	670	228
Business development	20	2,350
Occupancy and equipment	116	148
Communications	54	66
Other operating expenses	805	1,701

Total other expenses	4,585	12,632

Income from continuing operations before income taxes	4,738	119,777
Income tax provision	112	8,946

Income from continuing operations, net of taxes	4,626	110,831
Loss from discontinued operations, net of taxes	—	(16,167)

Net income	4,626	94,664
Net loss attributable to noncontrolling interests	—	(6,900)

Net income attributable to Arlington Asset Investment Corp. shareholders	$4,626	$101,564

Amounts attributable to Arlington Asset Investment Corp. shareholders
Income from continuing operations, net of taxes	$4,626	$110,831
Loss from discontinued operations, net of taxes	—	(9,267)

Net income	$4,626	$101,564

Earnings per share—basic:
Income from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$0.60	$14.55
Loss from discontinued operations attributable to Arlington Asset Investment Corp. shareholders	—	(1.22)

Net income attributable to Arlington Asset Investment Corp. shareholders	$0.60	$13.33

Earnings per share—diluted:
Income from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$0.59	$14.54
Loss from discontinued operations attributable to Arlington Asset Investment Corp. shareholders	—	(1.21)

Net income attributable to Arlington Asset Investment Corp. shareholders	$0.59	$13.33

Dividends declared per share	$0.35	$—

Weighted average shares outstanding (in thousands)
Basic	7,733	7,617

Diluted	7,879	7,622

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balances, December 31, 2008	7,382,265	$74	578,584	$6	$1,494,642	$(118)	$(1,481,021)	$129,673	$143,256

Net income (loss)	—	—	—	—	—	—	116,545	(11,459)	105,086	$105,086
Conversion of Class B shares to Class A shares	12,469	—	(12,469)	—	—	—	—	—	—	—
Issuance of Class A common stock	1,816	—	—	—	364	—	—	—	364	—
Retirement of Class A common stock	(27,500)	—	—	—	(275)	—	—	—	(275)	—
Forfeitures of Class A common stock	(16,276)	—	(3)	—	(213)	—	—	—	(213)	—
Stock compensation expense for stock options	—	—	—	—	23	—	—	—	23	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	7,795	—	—	—	7,795	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	5,058	—	—	—	5,058	—
Elimination of noncontrolling interest resulting from sale of subsidiary	—	—	—	—	—	—	—	(118,269)	(118,269)	—
Other comprehensive income:
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	7,133	—	55	7,188	7,188

Comprehensive income										$112,274

Balances, December 31, 2009	7,352,774	$74	566,112	$6	$1,507,394	$7,015	$(1,364,476)	$—	$150,013
Net income	—	—	—	—	—	—	4,626	—	4,626	$4,626
Forfeitures of Class A common stock	(6,519)	(1)	—	—	(115)	—	—	—	(116)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	1,184	—	—	—	1,184	—
Other comprehensive income:
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	3,370	—	—	3,370	3,370

Comprehensive income										$7,996

Dividends declared	—	—	—	—	—	—	(2,807)	—	(2,807)

Balances, March 31, 2010	7,346,255	$73	566,112	$6	$1,508,463	$10,385	$(1,362,657)	$—	$156,270

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,626	$94,664
Non-cash items included in net income
Gain on extinguishment of long-term debt	—	(132,453)
Net (income) loss from investments, mortgage-backed securities, and other fees	(21)	1,536
Net discount accretion on mortgage-backed securities	(2,904)	—
Depreciation and amortization	9	2,770
Other	1,186	7,168
Changes in operating assets
Receivables
Interest receivable	(186)	883
Other	(780)	3,297
Due from clearing broker	—	(6,742)
Trading securities	—	(12,819)
Prepaid expenses and other assets	2,720	11,519
Changes in operating liabilities
Trading account securities sold but not yet purchased	—	4,078
Accounts payable and accrued expenses	3,959	3,042
Accrued compensation and benefits	223	(14,573)

Net cash provided by (used in) operating activities	8,832	(37,630)

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(48,160)	—
Purchases of trading mortgage-backed securities	(144,494)	—
Proceeds from sales of available-for-sale mortgage-backed securities	155,638	548,048
Receipt of principal payments on available-for-sale mortgage-backed securities	8,897	8,575
Receipt of principal payments on trading mortgage-backed securities	219	—
Proceeds from sales of and distributions from investments	1,278	7,289
Proceeds from U.S. Treasury bond maturities	—	550,000
Other	13	(754)

Net cash (used in) provided by investing activities	(26,609)	1,113,158

Cash flows from financing activities:
Repayments of long-term debt	—	(68,769)
Proceeds from (repayments of) repurchase agreements, net	13,644	(1,036,846)
Repurchase of common stock and subsidiary stock	(115)	—

Net cash provided by (used in) financing activities	13,529	(1,105,615)

Net decrease in cash and cash equivalents	(4,248)	(30,087)
Cash and cash equivalents, beginning of period	10,123	254,653
Less: Cash and cash equivalents held by discontinued operations, beginning of period	—	207,801

Cash and cash equivalents held by continuing operations, beginning of period	10,123	46,852

Cash and cash equivalents, end of period	5,875	224,566
Less: Cash and cash equivalents held by discontinued operations, end of period	—	207,027

Cash and cash equivalents held by continuing operations, end of period	$5,875	$17,539

Supplemental cash flow information
Cash payments for interest	$85	$2,960
Cash payments for taxes	$300	$23

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman, Billings, Ramsey Group, Inc. (FBR Group), and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Prior to May 20, 2009, the Company consolidated the results of its former subsidiary FBR Capital Markets Corporation (FBR Capital Markets) because the Company’s then wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holdings), owned 56% of the outstanding shares of FBR Capital Markets’ common stock. The Company liquidated 16,667,000, 1,500,000, 411,032 and 14,755,017 shares of FBR Capital Markets common stock on May 20, June 19, July 15, and October 28, 2009, respectively, resulting in no remaining holdings in FBR Capital Markets as of October 28, 2009. As a result, effective May 20, 2009, the Company no longer had majority control of FBR Capital Markets and therefore deconsolidated the results of FBR Capital Markets. Subsequently, with the sale of the remaining interest in FBR Capital Markets on October 28, 2009, the Company presented the results of operations related to FBR Capital Markets as discontinued operations in accordance with the accounting guidance provided for the impairment or disposal of long-lived assets. As a result, for the three months ended March 31, 2009, FBR Capital Markets’ results of operations are reported as discontinued operations.

The preparation of the Company’s financial statements in conformity with GAAP requires the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company based the estimates and assumptions on historical experience, when available, market information, and on various other factors that the Company believes to be reasonable under the circumstances, management exercises significant judgment in the final determination of the estimates. Actual results may differ from these estimates.

Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the results of operations of the Company.

2.	Financial Instruments:

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

Level 1 Inputs	—	Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs	—	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 Inputs	—	Unobservable inputs for the asset or liability, including significant assumptions of the Company and other market participants.

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities (MBS), at fair value—The Company’s agency-backed MBS, which are generally guaranteed by Fannie Mae or Freddie Mac, and other AAA-rated non-agency or private-label MBS are generally classified within Level 2 of the fair value hierarchy as they are valued after considering quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The Company reviews broker or pricing service quotes to determine whether the quotes are relevant, for example, whether an active market exists to provide price transparency or whether the quote is an indicative price or a binding offer. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

The Company classifies certain other non-agency MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. These MBS include private-label MBS. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available.

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

Other investments—The Company’s other investments consists of investment in equity securities, investment funds and residual interest in securitization. The Company’s equity securities are classified within Level 1 of the fair value hierarchy if they are valued using quoted market prices. Residual interest in securitization is classified within Level 3 of the fair value hierarchy as discussed above.

Other—Cash and cash equivalents, interest receivable, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$5,875	$5,875	$10,123	$10,123
Non-interest bearing receivables	799	799	20	20
MBS
Agency-backed MBS	143,042	143,042	136,912	136,912
Private-label MBS
Senior securities	87,802	87,802	94,380	94,380
Re-REMIC securities	98,210	98,210	64,308	64,308
Other investments	2,028	2,028	2,580	2,580

Financial liabilities
Repurchase agreements	140,474	140,474	126,830	126,830
Long-term debt	15,907	15,907	16,857	16,857

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments accounted for under accounting principles related to fair value measurements as of March 31, 2010 and December 31, 2009. As required by these accounting principles, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	March 31, 2010
	Total	Level 1	Level 2	Level 3
MBS, trading, at fair value
Agency-backed MBS	$142,802	$—	$142,802	$—

MBS, available-for-sale, at fair value
Agency-backed MBS	240	—	240	—
Private-label MBS
Senior securities	87,802	—	—	87,802
Re-REMIC securities	98,210	—	—	98,210

Total available-for-sale	186,252	—	240	186,012

Total MBS	$329,054	$—	$143,042	$186,012

	December 31, 2009
	Total	Level 1	Level 2	Level 3
MBS, available-for-sale, at fair value
Agency-backed MBS	$136,912	$—	$136,912	$—
Private-label MBS
Senior securities	94,380	—	—	94,380
Re-REMIC securities	64,308	—	—	64,308

Total MBS	$295,600	$—	$136,912	$158,688

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $186,012, or 54.61% and $158,688, or 50.59% of the Company’s total assets as of March 31, 2010 and December 31, 2009, respectively.

Level 3 Financial Assets and Liabilities

Items Measured at Fair Value on a Recurring Basis

As of March 31, 2010, the fair value of the Company’s Level 3, private-label MBS, available-for-sale was $186,012. These securities are primarily senior and re-REMIC tranches in securitization trusts issued in 2005 to 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been pooled and securitized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses first, if any, however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

As of March 31, 2010, the Company’s senior securities and re-REMIC securities are collateralized by residential Prime and Alt-A mortgage loans and have an original loan-to-value of 72%, original FICO score of 729, three month prepayment rate of 16% and recent three-month loss severities of 47%. These underlying collateral loans have a weighted-average coupon rate of 6.07%.

These securities are currently rated below investment grade. The significant inputs for the valuation model include the following weighted averages:

	March 31, 2010		December 31, 2009
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	12.70%	20.15%	13.20%	14.83%
Default rate	8.43%	7.08%	8.25%	8.22%
Loss severity rate	52.60%	46.65%	57.08%	53.08%
Prepayment rate	14.35%	15.66%	14.90%	14.16%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2010	$94,380	$64,308	$158,688
Total net gains (losses) (realized/unrealized)
Included in earnings	1,085	456	1,541
Included in other comprehensive income	(762)	3,193	2,431
Purchases	9,045	39,115	48,160
Sales	(12,965)	(7,405)	(20,370)
Principal payoffs	(4,544)	(2,862)	(7,406)
Net accretion of discount	1,563	1,405	2,968

Ending balance, March 31, 2010	$87,802	$98,210	$186,012

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Three Months Ended March 31, 2009
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2009	$61,466	$4,420	$65,886
Total net gains (losses) (realized/unrealized)
Included in earnings	1,500	152	1,652
Sales	(53,942)	—	(53,942)
Principal payoffs	(2,961)	(241)	(3,202)

Ending balance, March 31, 2009	$6,063	$4,331	$10,394

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$292	$151	$443

There were no transfers in or out of Level 3 during the three months ended March 31, 2010 and 2009.

Gains and losses included in earnings for the three months ended March 31, 2010 and 2009 are reported in the following income statement line descriptions:

	Other Income, Net, Investment Income
	Three Months Ended March 31,
	2010	2009
Total gains included in earnings for the period	$1,541	$1,652

Change in unrealized gains relating to assets still held at reporting date	$—	$443

Items Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. For the three months ended March 31, 2010, there were no changes to the carrying value of these financial assets. For the three months ended March 31, 2009, the Company recognized $1,000 in losses reducing the carrying value to zero of those assets measured at fair value on a non-recurring basis.

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	March 31, 2010					December 31, 2009
	Balance	Net Unamortized Premium (Discount)	Percent	WAL	Weighted Average Rating(3)	Balance	Net Unamortized Premium (Discount)	Percent	WAL	Weighted Average Rating(3)
Trading
Fannie Mae	$142,802	$5,770	43.40%	4.58	AAA	$—	$—	—	—	—

Available-for-sale
Agency-backed
Fannie Mae	240	1	0.07%	2.40	AAA	11,021	311	3.73%	4.12	AAA
Freddie Mac	—	—	—	—	—	125,891	5,224	42.59%	4.14	AAA
Private-label
Senior securities	87,802	(47,348)	26.68%	5.40	CCC	94,380	(53,554)	31.92%	6.79	CCC
Re-REMIC securities	98,210	(136,456)	29.85%	4.98	NR	64,308	(96,507)	21.76%	7.25	NR

	$329,054	$(178,033)	100.00%			$295,600	$(144,526)	100.00%

(1)	The Company’s MBS portfolio is primarily comprised of adjustable-rate MBS. The weighted-average coupon of the MBS portfolio at March 31, 2010 and December 31, 2009 was 5.50% and 5.49%, respectively.
(2)	As of March 31, 2010 and December 31, 2009, $150,195 and $133,590, respectively, each representing fair value of the Company’s MBS investments were pledged as collateral for repurchase agreements.
(3)

The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, however, that these securities would receive such a rating if they were ever rated by a rating agency.

The Company has generally purchased private-label MBS at a discount. The Company estimates the future expected cash flows based on the Company’s observation of current information and events and applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact the Company’s estimates and its interest income.

Based on the expected cash flows, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that the Company is entitled to earn, which the Company considers to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result.

The following table presents the changes of the unamortized discount and designated credit reserves on available-for-sale MBS for the three months ended March 31, 2010. There were no available-for-sale MBS with credit reserves for the three months ended March 31, 2009.

	For Three Months Ended March 31, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net	Credit Reserve
Beginning balance, January 1, 2010	$51,051	$2,503	$91,610	$4,897
Amortization of net discount	(1,562)	—	(1,404)	—
Acquisitions	4,292	401	50,347	4,872
Sales	(9,337)	—	(13,866)	—

Ending balance, March 31, 2010	$44,444	$2,904	$126,687	$9,769

For the securities acquired during the three months ended March 31, 2010, the contractually required payments receivable was $185,397, cash flow expected to be collected was $124,085, and fair value at the acquisition date was $45,265.

Other Investments

The Company’s other investments consist of long-term investments which are fair valued on a non-recurring basis. The Company’s other investments consisted of the following as of the dates indicated:

	March 31, 2010	December 31, 2009
Non-public equity securities	$1,116	$1,478
Investment funds	912	1,102

	$2,028	$2,580

The Company’s available-for-sale securities consist of MBS. In accordance with accounting principles related to accounting for certain investments in debt and equity securities, the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	March 31, 2010
	Amortized Cost/ Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$143,030	$12	$—	$143,042
Private-label MBS
Senior securities	84,239	3,700	(137)	87,802
Re-REMIC securities	91,733	6,711	(234)	98,210

Total	$319,002	$10,423	$(371)	$329,054

(1)	The amortized cost of MBS includes unamortized net discounts of $178,033 at March 31, 2010.

	December 31, 2009
	Amortized Cost/ Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$137,839	$10	$(937)	$136,912
Private-label MBS
Senior securities	89,894	4,533	(47)	94,380
Re-REMIC securities	60,851	3,539	(82)	64,308

Total	$288,584	$8,082	$(1,066)	$295,600

(1)	The amortized cost of MBS includes unamortized net discounts of $144,526 at December 31, 2009.

The following table provides further information regarding the duration of unrealized losses as of March 31, 2010:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Private-label MBS
Senior securities	$28,055	$(137)	$27,918	$—	$—	$—
Re-REMIC securities	14,112	(234)	13,878	—	—	—

Total	$42,167	$(371)	$41,796	$—	$—	$—

The Company recorded no other-than-temporary impairments on MBS during the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010, the Company received $155,638 from sales of MBS, resulting in gross gains and losses of $1,665 and $910, respectively. During the three months ended March 31, 2009, the Company received $97,652 from sales of MBS, resulting in gross gains of $1,347 and no losses.

3.	Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS.

As of March 31, 2010 and December 31, 2009, the Company had no amount at risk greater than 10% of equity. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	March 31, 2010	December 31, 2009
Outstanding balance	$140,474	$126,830
Value of assets pledged as collateral
Agency-backed MBS	142,802	133,590
Private-label MBS	7,393	—
Weighted-average rate	0.28%	0.27%
Weighted-average term to maturity	15.1 days	40.6 days

	March 31, 2010	March 31, 2009
Weighted-average outstanding balance during the three months ended	$132,405	$95,985
Weighted-average rate during the three months ended	0.27%	0.94%

Long-Term Debt

As of March 31, 2010 and December 31, 2009, the Company had $15,000 of outstanding long-term debentures issued by FBR TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.00% and 3.03% as of March 31, 2010 and December 31, 2009, respectively. All of these borrowings mature between 2033 and 2035 and are redeemable in whole or in part without penalty currently or in July 2010. The Company had incurred costs related to the issuance of these debentures. These costs are amortized over the five-year period through the redemption date. As of March 31, 2010 and December 31, 2009, the unamortized balance of these issuance costs was $3 and $8, respectively. During the three months ended March 31, 2009, the Company extinguished $201,689 of this long-term debt at a gain of $132,453. There were no extinguishments of this long-term debt during the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, the Company had additional outstanding long-term debt of $907 and $1,857, respectively, associated with the Company’s 2001 acquisition of Money Management Associates, LP and Rushmore Trust and Savings. This note matures on January 2, 2011 and carries imputed interest at 9%.

4.	Income Taxes:

The total income tax provision from continuing operations for the three months ended March 31, 2010 and 2009 was $112 and $8,946, respectively. The Company generated pre-tax book income from continuing operations of $4,738 and $119,777 for the three months ended March 31, 2010 and 2009, respectively.

The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 2.4% and 7.5%, respectively. The effective tax rate during these periods differed from statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and liabilities and the expected tax liability due to projected taxable income for 2010 that will be subject to alternative minimum tax. The Company expects to realize a portion of the tax benefits of the federal and state net operating losses (NOLs) in 2010, which are reflected in the Company’s projected effective tax rate for the year. The Company will continue to provide a valuation allowance against the other deferred tax assets since the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company estimates that, as of March 31, 2010, the range within which unrecognized tax benefits related to the recognition of income between members of the consolidated group is $-0- to approximately $12,810, of which the Company has reserved $12,810. The total amount of accrued interest and penalties at March 31, 2010 was immaterial.

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

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding (in thousands):
Common stock	7,733	7,733	7,617	7,617
Stock options and unvested restricted stock	—	146	—	5

Weighted average common and common equivalent shares outstanding	7,733	7,879	7,617	7,622

Net income applicable to common stock	$4,626	$4,626	$101,564	$101,564

Income per common share	$0.60	$0.59	$13.33	$13.33

The diluted earnings per share for the three months ended March 31, 2010 and 2009 did not include the antidilutive effect of 125,027 and 376,771 shares, respectively, of restricted stock units, stock options, and restricted stock.

6.	Commitments and Contingencies:

Litigation

Except as described below, as of March 31, 2010, the Company was not a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its business. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Shareholders’ Derivative Action

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski, two purported shareholders of the Company. The Company was named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. The Company’s Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in the Company’s best interests. The special committee concluded that the litigation was not in the Company’s best interests. On December 8, 2008, the Company moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied the Company’s motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. On August 14, 2009, the Company filed an answer to the amended complaint and the individual defendants filed a demurrer to the amended complaint. On January 15, 2010, the parties participated in mediation and on or about March 30, 2010, the parties executed a Memorandum of Understanding pursuant to which the parties expect to submit a settlement agreement to the court for approval.

On July 20, 2009, counsel to Bill Kornfeld and Edward Lapinski sent a letter to the Company demanding that the Board of Directors remedy alleged breaches of fiduciary duty by the directors in connection with the sale of a portion of FBR Capital Markets stock to FBR Capital Markets on May 20, 2009. The letter alleges that this sale was completed pursuant to an inappropriate process and resulted in an inadequate price. The letter states that the shareholders will file a lawsuit bringing derivative claims if the Company’s Board of Directors does not take the demanded action within a reasonable period of time. The Company’s Board of Directors established a special committee of independent directors to conduct a review and evaluation of the allegations in the letter and make a final decision concerning whether maintenance of the claims was in the Company’s best interests. The special committee concluded that maintenance of the claims was not in the Company’s best interests. Pursuant to the Memorandum of Understanding referenced above, Kornfield and Lapinski have agreed to include in the settlement agreement to be submitted for court approval a release also of the claims referenced in their July 20, 2009 letter demand.

Based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operation or liquidity.

8.	Equity:

Dividends

On February 10, 2010, the Company’s Board of Directors approved a $0.35 dividend for the first quarter of 2010. The dividend is payable on April 30, 2010 to shareholders of record on March 31, 2010. The Company recorded the dividends payable as of March 31, 2010 as a component of accounts payable, accrued expenses and other liabilities on the balance sheet. The Company did not declare or pay out dividends during 2009.

9.	Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (FASB) issued amended accounting principles related to accounting for fair value measurements and disclosures. This amendment improves the disclosure requirements related to fair value measurements and disclosures. The Company adopted this guidance for the three months ended March 31, 2010 and the required disclosures have been incorporated in the financial statements as of and for the three months ended March 31, 2010.

In June 2009, the FASB issued amended accounting principles related to accounting for transfers of financial assets. This amendment improves financial reporting by eliminating the exceptions for qualified special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, comparability and consistency in accounting for transferred financial assets will be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance was effective January 1, 2010 for the Company. The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued amended accounting principles related to the consolidation of variable-interest entities. This amendment replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. The amendment was effective as of January 1, 2010 for the Company. The Company’s adoption of the amendment did not have a significant impact on its consolidated financial statements.

10.	Subsequent Events:

On April 30, 2010, the Company paid $2,795 in dividends to the shareholders of record of March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the unaudited condensed consolidated financial condition and results of operations of Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman Billings Ramsey Group, Inc. (FBR Group) and its subsidiaries, including FBR Capital Markets Corporation (FBR Capital Markets) (unless the context otherwise provides, collectively, “we”, “us”, “our” or the “Company”), should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Prior to May 20, 2009, we consolidated the results of our former subsidiary, FBR Capital Markets, because our then wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holdings), owned 56% of the outstanding shares of FBR Capital Markets’ common stock. We liquidated 16,667,000, 1,500,000, 411,032 and 14,755,017 shares of FBR Capital Markets common stock on May 20, June 19, July 15, and October 28, 2009, respectively, resulting in no remaining holdings in FBR Capital Markets as of October 28, 2009. As a result, effective May 20, 2009, we no longer had majority control of FBR Capital Markets and therefore deconsolidated the results of FBR Capital Markets. Subsequently, with the sale of the remaining interest in FBR Capital Markets on October 28, 2009, we presented the results of operations related to FBR Capital Markets as a discontinued operation in accordance with the accounting guidance provided for the impairment or disposal of long-lived assets.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Forward-Looking Statements” immediately following Item 4 of this report on Form 10-Q.

Executive Summary

During the three months ended March 31, 2010, we continued our efforts to deploy available capital to private-label mortgage-backed securities (MBS). As a result, our private-label MBS portfolio consisted of $366.2 million in face value with an amortized cost basis of $175.6 million as of March 31, 2010. The private-label MBS portfolio was valued at $186.0 million and had $183.8 million in unaccreted purchase discount as of March 31, 2010. During the three months ended March 31, 2010, we recognized net interest income of $7.6 million representing an 18.8% yield, including coupon and accretion of purchase discount, from our private-label MBS portfolio. Our agency-backed MBS portfolio was structured to substantially eliminate market price risk and had a nominal impact on income for the three months ended March 31, 2010.

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued in 2005 to 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been pooled and securitized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses first, if any, however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 10% credit enhancement which provides protection to our invested capital in addition to our purchase discount.

Due to the nature of these securities, we generally purchase these private-label MBS at a discount. We estimate the future expected cash flows based on our observation of current information and events and applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact our estimates and interest income.

Based on the expected cash flows, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that we are entitled to earn which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of March 31, 2010, we designated $12.7 million as credit reserve on such securities.

We are fully invested and have benefited from an increased allocation of capital to re-REMIC mezzanine securities as well as an average cost basis of 50% of face value. Continued indications of stabilization and improvement in housing, increased liquidity and available leverage have raised prices for private-label MBS, particularly among re-REMIC mezzanine securities. Our re-REMIC securities are predominantly held in the subordinate tranches and we will continue to closely monitor the performance of these securities. We believe we have constructed a private-label MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS including agency-backed MBS and may re-allocate our portfolio at any time based on management’s view of the market. Subsequent to March 31, 2010, rising prices for private-label MBS is expected to have a positive effect on the value of our portfolio. We intend to continue to migrate capital from senior private-label MBS securities that have achieved targeted reflation to private-label MBS that offer more attractive risk adjusted returns inclusive of current income as well as potential reflation. We will also continue to seek to identify potential opportunities to strengthen our position and to maximize return to our shareholders.

For the three months ended March 31, 2010, our income from continuing operations was $4.6 million compared to $110.8 million for the three months ended March 31, 2009. Our income from continuing operations includes net interest income of $9.0 million for the three months ended March 31, 2010 compared to $89 thousand and gain on extinguishment of long-term debt of $132.5 million in the same time period for 2009. Our other expenses decreased to $4.6 million during the three months ended March 31, 2010 compared to $12.6 million for the three months ended March 31, 2009 primarily as a result of our effort to reduce expenses. Our net income attributable to the shareholders of Arlington Asset Investment Corp. included a loss from discontinued operations of $9.3 million for the three months ended March 31, 2009.

	For the Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net interest income	$8,974	$89
Other income, net	349	132,320
Other expenses	4,585	12,632

Income from continuing operations before income taxes	4,738	119,777
Income tax provision	112	8,946

Income from continuing operations	4,626	110,831
Loss from discontinued operations, net of taxes	—	(16,167)

Net income	4,626	94,664
Net loss attributable to noncontrolling interests	—	(6,900)

Net income attributable to Arlington Asset Investment Corp. shareholders	$4,626	$101,564

The following provides analysis of our continuing operations for the three months ended March 31, 2010.

Principal Investing

As of March 31, 2010, our principal investing activity consisted primarily of investments in non-agency or private-label MBS and a leveraged portfolio of agency-backed MBS.

We periodically evaluate the rates of return that can be achieved in each asset category and for each individual asset in which we participate. Historically, based on market conditions, we believe our MBS assets have provided us with higher relative risk-adjusted rates of return than most other portfolio opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate acquisition opportunities against the returns available in each of our asset alternatives and endeavor to allocate our assets and capital with an emphasis toward what we believe will generate the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments.

As of March 31, 2010, the average purchase price of these private-label MBS was 49.79% of par value, 48.38% of par value on the newly acquired private-label MBS, with a weighted average coupon of 5.70%.

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of March 31, 2010 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$138,505	$142,802
Available-for-sale
Agency-backed MBS
Fannie Mae	229	240
Private-label MBS
Senior securities	131,427	87,802
Re-REMIC securities	234,761	98,210
Other mortgage related assets	32,085	—

Total	$537,007	$329,054

Income from Continuing Operations

Our income from continuing operations consists primarily of net interest income, net investment gain, dividends from investments and investment fund earnings.

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

Business development expense includes primarily travel and entertainment expenses.

Occupancy and equipment includes rental costs for our facilities, depreciation and amortization of equipment and software. These expenses are largely fixed in nature.

Communications expenses include voice, data and internet service fees, and data processing costs.

Other operating expenses include professional liability and property insurance, directors fees, printing and copying, business licenses and taxes, offices supplies, interest related to taxes, penalties and fees, charitable contributions and other miscellaneous office expenses.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

We reported net income of $4.6 million for the three months ended March 31, 2010 compared to net income of $94.7 million for the three months ended March 31, 2009. Net income included the following results for the periods indicated (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Interest income	$9,202	$2,600
Interest expense	228	2,511

Net interest income	8,974	89
Other income, net
Investment gain	353	6
Gain on extinguishment of long-term debt	—	132,453
Other loss	(4)	(139)

Total other income, net	349	132,320
Other expenses	4,585	12,632

Income from continuing operations before income taxes	4,738	119,777
Income tax provision	112	8,946

Income from continuing operations	4,626	110,831
Loss from discontinued operations, net of taxes	—	(16,167)

Net income	4,626	94,664
Net loss attributable to noncontrolling interests	—	(6,900)

Net income attributable to Arlington Asset Investment Corp. shareholders	$4,626	$101,564

Net income attributable to Arlington Asset Investment Corp. shareholders decreased $97.0 million (95.5%) from $101.6 million for the three months ended March 31, 2009 to $4.6 million for the three months ended March 31, 2010 due to the following changes:

We recorded a $132.5 million gain on extinguishment of $201.7 million in long-term debt for the three months ended March 31, 2009. There were no such extinguishments for the three months ended March 31, 2010.

Net interest income increased $8.9 million from $89 thousand in the three months ended March 31, 2009 to $9.0 million in the three months ended March 31, 2010. The increase is the result of fully deploying our investable capital to our MBS portfolio.

Investment gain increased $347 thousand from $6 thousand in the three months ended March 31, 2009 to $353 thousand in the three months ended March 31, 2010. During the three months ended March 31, 2009, we liquidated approximately $97.2 million of MBS at a net gain of approximately $1.3 million. During the three months ended March 31, 2010, we liquidated approximately $154.9 million of MBS at a net gain of approximately $0.8 million. See below for additional discussion on the results of our principal investing portfolio.

Other loss decreased $135 thousand (97.1%) from a loss of $139 thousand in the three months ended March 31, 2009 to a loss of $4 thousand in the three months ended March 31, 2010. The decrease in the loss was primarily due to a decrease in subsidiary share transactions from 2009 to 2010.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Net interest income	$9,112	$2,375
Net investment gain	353	6

	$9,465	$2,381

The components of net interest income from our MBS portfolio is summarized in the following table (dollars in thousands):

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
	Average Balance	Income/ (Expense)	Yield/ Cost	Average Balance	Income/ (Expense)	Yield/ Cost
MBS	$300,970	$9,201	12.40%	$108,558	$2,581	9.64%

Other(1)		1			19

		9,202			2,600
Repurchase agreements	$132,405	(90)	(0.27)%	$95,985	(225)	(0.94)%

Net interest income/spread		$9,112	12.13%		$2,375	8.70%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio from the three months ended March 31, 2009 to the three months ended March 31, 2010 and related increase in net interest income by $6.7 million from the same periods in 2009 to 2010 was due to the repositioning of the portfolio as discussed above.

As discussed above, we realized net investment gain of $353 thousand for the three months ended March 31, 2010 compared to $6 thousand for the three months ended March 31, 2009. The following table summarizes the components of net investment gain (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Available-for-sale and cost method securities—other-than-temporary impairments	$—	$(1,000)
Realized gains (losses) on sale of available-for-sale investments, net	1,169	(153)
Realized losses on trading investments, net	(830)	—
Other, net	14	1,159

	$353	$6

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the three months ended March 31, 2010 and 2009.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recognized other-than-temporary impairment charges of $1.0 million relating to marketable equity securities and cost method investments for the three months ended March 31, 2009. No other-than-temporary impairment charges were recognized for the three months ended March 31, 2010.

The realized gains on sale of available-for-sale investments, net, recognized for the three months ended March 31, 2010 were primarily the result of sales of $154.9 million in MBS at a net gain of $0.8 million and realized net gains from the sale of other investments of $0.4 million as compared to realized losses recognized for the three months ended March 31, 2009 which were primarily the result of sales of $97.2 million in MBS at a net gain of $1.3 million, offset by realized net losses from the sale and exchange of other investments of $1.5 million.

The realized losses on trading investments, net, recognized for the three months ended March 31, 2010 were primarily the result of realized net losses on mark-to-market adjustments of our trading MBS portfolio of $1.5 million, offset by realized net gains of $0.7 million from sales of trading investments.

Other net investment gain primarily includes miscellaneous activities related to various investment portfolios such as liquidation proceeds on previously impaired investments.

Interest expense unrelated to our principal investing activity relates to long-term debt issued through FBR TRS Holdings. These costs decreased to $138 thousand for the three months ended March 31, 2010 from $2.3 million for the three months ended March 31, 2009 as a result of extinguishments as discussed above.

Other expenses decreased by $8.0 million (63.5%) from $12.6 million for the three months ended March 31, 2009 to $4.6 million for the three months ended March 31, 2010 primarily as a result of significant reductions in compensation and benefits related to reduction in bonus accrual and non-cash compensation amortization of restricted stock and our effort to reduce operation expenses in all categories and a reduction in expenses associated with business development, including elimination in 2010 of costs that were attributable to the FBR Open.

The total income tax provision decreased from $8.9 million for the three months ended March 31, 2009 to $112 thousand for the three months ended March 31, 2010 due to the gain on extinguishment of trust preferred debt recognized in three months ended March 31, 2009. Our effective tax rate was 2.4% for the three months ended March 31, 2010 as compared to 7.5% for the same period in 2009. The effective tax rates for the three months ended March 31, 2010 and 2009, represent adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and liabilities and the gain recognized from the extinguishment of trust preferred debt during the three months ended March 31, 2009.

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

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock or debt securities. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of March 31, 2010.

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

Cash Flows

As of March 31, 2010, our cash and cash equivalents totaled $5.9 million, representing a net decrease in the balance of $4.2 million from $10.1 million as of December 31, 2009 from continuing operations. The cash provided from operating activities of $8.8 million was attributable primarily to net income and increase in liabilities. The cash used in investing activities of $26.6 million relates primarily to purchase of MBS, net of sales of MBS. The cash provided by financing activities of $13.5 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio.

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

As of March 31, 2010, our liabilities totaled $184.4 million. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures issued through FBR TRS Holdings. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25%-3.00%, mature between 2033 and 2035, and are redeemable by us, in whole or in part, without penalty currently or in July 2010. As of March 31, 2010, we had $15.9 million of total long-term debt.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of March 31, 2010, the weighted average interest rate under these agreements was 0.28%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the periods indicated (dollars in thousands):

	March 31, 2010	December 31, 2009
Outstanding balance	$140,474	$126,830
Weighted-average rate	0.28%	0.27%
Weighted-average term to maturity	15.1 days	40.6 days
Maximum amount outstanding at any month-end during the year	$140,690	$126,830

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, and other investments. As of March 31, 2010, liquid assets consisted primarily of cash and cash equivalents of $5.9 million, and net investments in MBS of $188.6 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $313.6 million at December 31, 2009 to $340.6 million as of March 31, 2010. The increase in total assets reflects the increase in our MBS portfolio.

As of March 31, 2010, the total par and fair value of the MBS portfolio was $537.0 million and $329.1 million, respectively. As of March 31, 2010, the weighted average coupon of the portfolio was 5.50%.

Dividends

On February 10, 2010, our Board of Directors approved a $0.35 dividend for the first quarter of 2010. The dividend was paid on April 30, 2010 to shareholders of record on March 31, 2010. During 2009 we did not declare or pay dividends on our Class A or Class B common stock.

Recent Developments

On April 30, 2010, we paid $2.8 million in dividends to the shareholders of record on March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk

We monitor market and business risk, including credit, interest rate, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and assets are exposed.

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We are exposed to the following market risks as a result of our investments in MBS and equity investments.

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

Our private-label MBS are generally purchased at a discount. We estimate the future expected cash flows based on our observation of current information and events and applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact our estimates and interest income.

Based on the expected cash flows, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that we are entitled to earn which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of March 31, 2010, we designated $12.7 million as credit reserve on such securities.

The table that follows shows the expected change in fair value for our current MBS related to our principal investing activities under several hypothetical credit loss scenarios. As required under GAAP, our private-label MBS are classified as Level 3 assets of the fair value hierarchy and are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates, from those used as our valuation assumptions, would have on the value of our total assets and our book value as of March 31, 2010. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	Value at March 31, 2010	Value at March 31, 2010 with 10% Increase in Default Rate	Percent Change	Value at March 31, 2010 with 10% Decrease in Default Rate	Percent Change	Value at March 31, 2010 with 10% Increase in Loss Severity Rate	Percent Change	Value at March 31, 2010 with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$329,054	$324,937	(1.25)%	$333,163	1.25%	$320,606	(2.57)%	$337,388	2.53%
Other	11,566	11,566	—	11,566	—	11,566	—	11,566	—

Total assets	$340,620	$336,503	(1.21)%	$344,729	1.21%	$332,172	(2.48)%	$348,954	2.45%

Liabilities	$184,350	$184,350	—	$184,350	—	$184,350	—	$184,350	—
Equity	156,270	152,153	(2.63)%	160,379	2.63%	147,822	(5.41)%	164,604	5.33%

Total liabilities and equity	$340,620	$336,503	(1.21)%	$344,729	1.21%	$332,172	(2.48)%	$348,954	2.45%

Book value per share	$20.03	$19.50	(2.63)%	$20.56	2.63%	$18.95	(5.41)%	$21.10	5.33%

Interest Rate Risk

Leveraged MBS

We are also subject to interest-rate risk as a result of our principal investment activities. Through our principal investment activities, we invest in agency-backed MBS and finance these investments with repurchase agreements which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations primarily through the use of interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts. We had no open derivative agreements at March 31, 2010.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at March 31, 2010.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 1.94 in a rising interest rate environment and 1.06 in a declining interest rate environment.

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

	Value at March 31, 2010	Value at March 31, 2010 with 100 basis point increase in interest rates	Percent Change	Value at March 31, 2010 with 100 basis point decrease in interest rates	Percent Change
Assets
MBS	$329,054	$322,682	(1.94)%	$332,536	1.06%
Other	11,566	11,566	—	11,566	—

Total assets	$340,620	$334,248	(1.87)%	$344,102	1.02%

Liabilities
Repurchase agreements	$140,474	$140,474	—	$140,474	—
Other	43,876	43,876	—	43,876	—

Total liabilities	184,350	184,350	—	184,350	—
Equity	156,270	149,898	(4.08)%	159,752	2.23%

Total liabilities and equity	$340,620	$334,248	(1.87)%	$344,102	1.02%

Book value per share	$20.03	$19.22	(4.08)%	$20.48	2.23%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of March 31, 2010 (dollars in thousands, except per share amounts).

	Value at March 31, 2010	Value of Equity at March 31, 2010 with 10% Increase in Price	Percent Change	Value of Equity at March 31, 2010 with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$2,028	$2,231	10.00%	$1,825	(10.00)%
Other	338,592	338,592	—	338,592	—

Total assets	$340,620	$340,823	0.06%	$340,417	(0.06)%

Liabilities	$184,350	$184,350	—	$184,350	—

Equity	156,270	156,473	0.13%	156,067	(0.13)%

Total liabilities and equity	$340,620	$340,823	0.06%	$340,417	(0.06)%

Book value per share	$20.03	$20.06	0.13%	$20.01	(0.13)%

Except to the extent that we sell our marketable equity securities or other investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings; however, an increase or decrease in the value of equity method investments will directly affect our earnings.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This report on Form 10-Q and the information incorporated by reference in this Quarterly Report on Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of our current strategy, our principal acquisitions activities, levels of assets under management and our equity capital levels and liquidity. Forward-looking statements involve risks and uncertainties and you should not unduly rely on these statements. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

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

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through a strategy focused on acquiring primarily MBS issued by private organizations (private-label MBS), generally on a non-leveraged basis, and MBS that are either issued by a U.S. government agency or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (agency-backed MBS), on a leveraged basis;

•	the impact of the liquidation of our ownership interest in FBR Capital Markets and our ability to implement our current strategy;

•

the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

•	mortgage loan modification programs and future legislative action;

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

•	ability to realize any reflation of our assets;

•	current conditions in the residential mortgage market and further adverse developments in that market;

•	current economic conditions and further adverse developments in the overall economy;

•	potential risk attributable to our mortgage-related or merchant banking portfolios, including changes in fair value;

•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;

•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	competition for investment opportunities, including competition from the U.S. Treasury for investments in agency-backed MBS;

•	our decisions with respect to, and ability to make, future dividends;

•	competition for qualified personnel;

•	available technologies;

•	malfunctioning or failure in our operations and infrastructure;

•	the effect of government regulation and of general economic conditions on our business;

•	fluctuating quarterly operating results;

•	our ability to retain key professionals;

•	effects of litigation against us, our officers and directors, including the potential settlement and litigation of such claims;

•	risk from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to maintain effective internal controls;

•	changes in laws and regulations and industry practices that may adversely affect our business;

•	the loss of our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended;

•	volatility of the securities markets; and

•	activity in the secondary securities markets.

We will not necessarily update the information presented in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business, any of which could cause our actual results to differ materially from those in the forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2009, including the section entitled “Risk Factors” in that report, and any other reports or documents we file with the SEC from time to time.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski, two purported shareholders of our company. We were named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. Our Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in our best interests. The special committee concluded that the litigation was not in our best interests. On December 8, 2008, we moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied our motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. On August 14, 2009, we filed an answer to the amended complaint and the individual defendants filed a demurrer to the amended complaint. On January 15, 2010, the parties participated in mediation and on or about March 30, 2010, the parties executed a Memorandum of Understanding pursuant to which the parties expect to submit a settlement agreement to the court for approval.

On July 20, 2009, counsel to Bill Kornfeld and Edward Lapinski sent a letter to us demanding that the Board of Directors remedy alleged breaches of fiduciary duty by the directors in connection with the sale of a portion of our FBR Capital Markets stock to FBR Capital Markets on May 20, 2009. The letter alleges that this sale was completed pursuant to an inappropriate process and resulted in an inadequate price. The letter states that the shareholders will file a lawsuit bringing derivative claims if our Board of Directors does not take the demanded action within a reasonable period of time. Our Board of Directors established a special committee of independent directors to conduct a review and evaluation of the allegations in the letter and make a final decision concerning whether maintenance of the claims was in our best interests. The special committee concluded that maintenance of the claims was not in our best interests. Pursuant to the Memorandum of Understanding referenced above, Kornfield and Lapinski have agreed to include in the settlement agreement to be submitted for court approval a release also of the claims referenced in their July 20, 2009 letter demand.

Based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operation or liquidity.

Item 1A.	Risk Factors

As of March 31, 2010, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Bylaws of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2010).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

By:	/S/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer)

Date: May 7, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Bylaws of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2010).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.