Form 10-Q
period 2010-06-30
Arlington Asset Investment Corp.
filed 2010-08-06
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2010:

Title	Outstanding
Class A Common Stock	7,320,880 shares
Class B Common Stock	566,112 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$8,579	$10,123
Receivables
Interest	2,447	2,011
Other	43	20
Mortgage-backed securities, at fair value
Available-for-sale	212,950	295,600
Trading	175,783	—
Other investments	2,105	2,580
Equipment and software, net of accumulated depreciation and amortization of $19 and $-0-, respectively	95	114
Prepaid expenses and other assets	3,813	3,201

Total assets	$405,815	$313,649

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$176,244	$126,830
Interest payable	141	124
Accrued compensation and benefits	4,769	5,921
Dividend payable	2,791	—
Derivative liability	1,881	—
Accounts payable, accrued expenses and other liabilities	22,298	13,904
Long-term debt	15,927	16,857

Total liabilities	224,051	163,636

Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 7,320,963 and 7,352,774 shares issued and outstanding, respectively	73	74
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,112 shares issued and outstanding	6	6
Additional paid-in capital	1,509,021	1,507,394
Accumulated other comprehensive income, net of taxes	29,327	7,015
Accumulated deficit	(1,356,663)	(1,364,476)

Total equity	181,764	150,013

Total liabilities and equity	$405,815	$313,649

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Interest income
Interest on mortgage-backed securities	$10,049	$1,280
Dividends and other interest income	—	109

Total interest income	10,049	1,389
Interest expense
Interest on short-term debt	137	79
Interest on long-term debt	139	504

Total interest expense	276	583

Net interest income	9,773	806
Other income, net
Investment gain	2,378	38
Other loss	(3)	(4)

Total other income, net	2,375	34

Income from continuing operations before other expenses	12,148	840
Other expenses
Compensation and benefits	2,379	2,363
Professional services	90	4,891
Business development	19	5,533
Occupancy and equipment	88	174
Communications	58	82
Other operating expenses	492	995

Total other expenses	3,126	14,038

Income (loss) from continuing operations before income taxes	9,022	(13,198)
Income tax provision (benefit)	249	(501)

Income (loss) from continuing operations, net of taxes	8,773	(12,697)
Loss from discontinued operations, net of taxes	—	(24,019)

Net income (loss)	8,773	(36,716)
Net loss attributable to noncontrolling interests	—	(4,559)

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$8,773	$(32,157)

Amounts attributable to Arlington Asset Investment Corp. shareholders
Income (loss) from continuing operations, net of taxes	$8,773	$(12,697)
Loss from discontinued operations, net of taxes	—	(19,460)

Net income (loss)	$8,773	$(32,157)

Earnings (loss) per share—basic:
Income (loss) from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$1.12	$(1.65)
Loss from discontinued operations attributable to Arlington Asset Investment Corp. shareholders	—	(2.53)

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$1.12	$(4.18)

Earnings (loss) per share—diluted:
Income (loss) from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$1.10	$(1.65)
Loss from discontinued operations attributable to Arlington Asset Investment Corp. shareholders	—	(2.53)

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$1.10	$(4.18)

Dividends declared per share	$0.35	$—

Weighted average shares outstanding (in thousands)
Basic	7,815	7,696

Diluted	7,952	7,696

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Interest income
Interest on mortgage-backed securities	$19,250	$3,861
Dividends and other interest income	1	128

Total interest income	19,251	3,989
Interest expense
Interest on short-term debt	227	304
Interest on long-term debt	277	2,790

Total interest expense	504	3,094

Net interest income	18,747	895
Other income, net
Investment gain	2,731	44
Gain on extinguishment of long-term debt	—	132,453
Other loss	(7)	(143)

Total other income, net	2,724	132,354

Income from continuing operations before other expenses	21,471	133,249
Other expenses
Compensation and benefits	5,299	10,502
Professional services	760	5,119
Business development	39	7,883
Occupancy and equipment	204	322
Communications	112	148
Other operating expenses	1,297	2,696

Total other expenses	7,711	26,670

Income from continuing operations before income taxes	13,760	106,579
Income tax provision	361	8,445

Income from continuing operations, net of taxes	13,399	98,134
Loss from discontinued operations, net of taxes	—	(40,186)

Net income	13,399	57,948
Net loss attributable to noncontrolling interests	—	(11,459)

Net income attributable to Arlington Asset Investment Corp. shareholders	$13,399	$69,407

Amounts attributable to Arlington Asset Investment Corp. shareholders
Income from continuing operations, net of taxes	$13,399	$98,134
Loss from discontinued operations, net of taxes	—	(28,727)

Net income	$13,399	$69,407

Earnings per share—basic:
Income from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$1.72	$12.82
Loss from discontinued operations attributable to Arlington Asset Investment Corp. shareholders	—	(3.76)

Net income attributable to Arlington Asset Investment Corp. shareholders	$1.72	$9.06

Earnings per share—diluted:
Income from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$1.70	$12.78
Loss from discontinued operations attributable to Arlington Asset Investment Corp. shareholders	—	(3.74)

Net income attributable to Arlington Asset Investment Corp. shareholders	$1.70	$9.04

Dividends declared per share	$0.70	$—

Weighted average shares outstanding (in thousands)
Basic	7,774	7,657

Diluted	7,899	7,678

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total	Comprehensive Income
Balances, December 31, 2008	7,382,265	$74	578,584	$6	$1,494,642	$(118)	$(1,481,021)	$129,673	$143,256

Net income (loss)	—	—	—	—	—	—	116,545	(11,459)	105,086	$105,086
Conversion of Class B shares to Class A shares	12,469	—	(12,469)	—	—	—	—	—	—	—
Issuance of Class A common stock	1,816	—	—	—	364	—	—	—	364	—
Retirement of Class A common stock	(27,500)	—	—	—	(275)	—	—	—	(275)	—
Forfeitures of Class A common stock	(16,276)	—	(3)	—	(213)	—	—	—	(213)	—
Stock compensation expense for stock options	—	—	—	—	23	—	—	—	23	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	7,795	—	—	—	7,795	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	5,058	—	—	—	5,058	—
Elimination of noncontrolling interest resulting from sale of subsidiary	—	—	—	—	—	—	—	(118,269)	(118,269)	—
Other comprehensive income:
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	7,133	—	55	7,188	7,188

Comprehensive income										$112,274

Balances, December 31, 2009	7,352,774	74	566,112	6	1,507,394	7,015	(1,364,476)	—	150,013
Net income	—	—	—	—	—	—	13,399	—	13,399	$13,399
Issuance of Class A common stock	4,034	—	—	—	447	—	—	—	447	—
Repurchase of Class A common stock	(29,022)	—	—	—	(548)	—	—	—	(548)	—
Forfeitures of Class A common stock	(6,823)	(1)	—	—	(121)	—	—	—	(122)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	1,849	—	—	—	1,849	—
Other comprehensive income:
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	22,312	—	—	22,312	22,312

Comprehensive income										$35,711

Dividends declared	—	—	—	—	—	—	(5,586)	—	(5,586)

Balances, June 30, 2010	7,320,963	$73	566,112	$6	$1,509,021	$29,327	$(1,356,663)	$—	$181,764

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$13,399	$57,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain on extinguishment of long-term debt	—	(132,453)
Net (income) loss from investments, mortgage-backed securities, and other fees	(6,737)	4,872
Net (discount)/premium (accretion)/amortization on mortgage-backed securities	(5,994)	26
Depreciation and amortization	19	4,718
Other	1,850	22,755
Changes in operating assets
Receivables
Interest receivable	(564)	139
Other	(24)	(1,037)
Due from clearing broker	—	(7,132)
Trading securities	—	(26,517)
Prepaid expenses and other assets	(613)	4,104
Changes in operating liabilities
Trading account securities sold but not yet purchased	—	12,339
Accounts payable and accrued expenses	7,610	5,138
Accrued compensation and benefits	(1,152)	(15,350)

Net cash provided by (used in) operating activities	7,794	(70,450)

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(111,403)	(140,118)
Purchases of trading mortgage-backed securities	(218,051)	—
Proceeds from sales of available-for-sale mortgage-backed securities	211,847	574,343
Proceeds from sales of trading mortgage-backed securities	41,664	—
Receipt of principal payments on available-for-sale mortgage-backed securities	15,857	10,398
Receipt of principal payments on trading mortgage-backed securities	3,094	—
Proceeds from sales of and distributions from investments	1,244	12,575
Proceeds from U.S. Treasury bond maturities	—	550,000
Deconsolidation of FBR Capital Markets cash balance	—	(122,752)
Other	13	(864)

Net cash (used in) provided by investing activities	(55,735)	883,582

Cash flows from financing activities:
Repayments of long-term debt	—	(68,769)
Proceeds from (repayments of) repurchase agreements, net	49,414	(968,302)
Repurchase of common stock and subsidiary stock	(222)	(73,011)
Proceeds from subsidiary stock transactions	—	79,128
Dividends paid	(2,795)	—

Net cash provided by (used in) financing activities	46,397	(1,030,954)

Net decrease in cash and cash equivalents	(1,544)	(217,822)
Cash and cash equivalents, beginning of period	10,123	254,653
Less: Cash and cash equivalents held by discontinued operations, beginning of period	—	207,801

Cash and cash equivalents held by continuing operations, beginning of period	10,123	46,852

Cash and cash equivalents, end of period	8,579	270,299
Less: Cash and cash equivalents held by discontinued operations, end of period	—	233,468

Cash and cash equivalents held by continuing operations, end of period	$8,579	$36,831

Supplemental cash flow information
Cash payments for interest	$437	$3,432
Cash payments for taxes	$500	$1,223

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman, Billings, Ramsey Group, Inc. (FBR Group), and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Prior to May 20, 2009, the Company consolidated the results of its former subsidiary FBR Capital Markets Corporation (FBR Capital Markets) because the Company’s then wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holdings), owned 56% of the outstanding shares of FBR Capital Markets’ common stock. During 2009, the Company liquidated all of its interest in FBR Capital Markets, resulting in no remaining holdings in FBR Capital Markets, as of October 28, 2009. As a result, effective October 28, 2009, the Company reported the results of operations related to FBR Capital Markets as discontinued operations in accordance with the accounting guidance provided for the impairment or disposal of long-lived assets.

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

Derivative instruments—In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with the amended accounting principles related to accounting for derivative instruments and hedging activities. These derivatives are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations which are model based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Other —Cash and cash equivalents, interest receivable, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$8,579	$8,579	$10,123	$10,123
Interest receivables	2,447	2,447	2,011	2,011
Non-interest bearing receivables	43	43	20	20
MBS
Agency-backed MBS	175,985	175,985	136,912	136,912
Private-label MBS
Senior securities	61,642	61,642	94,380	94,380
Re-REMIC securities	151,106	151,106	64,308	64,308
Other investments	2,105	2,105	2,580	2,580

Financial liabilities
Repurchase agreements	176,244	176,244	126,830	126,830
Interest payable	141	141	124	124
Long-term debt	15,927	15,927	16,857	16,857
Derivative liability	1,881	1,881	—	—

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments accounted for under accounting principles related to fair value measurements as of June 30, 2010 and December 31, 2009. As required by these accounting principles, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Items Measured at Fair Value on a Recurring Basis

	June 30, 2010
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$175,783	$—	$175,783	$—

Available-for-sale
Agency-backed MBS	202	—	202	—
Private-label MBS
Senior securities	61,642	—	—	61,642
Re-REMIC securities	151,106	—	—	151,106

Total available-for-sale	212,950	—	202	212,748

Total MBS	388,733	—	175,985	212,748
Derivative instruments, at fair value	(1,881)	—	(1,881)	—

Total	$386,852	$—	$174,104	$212,748

	December 31, 2009
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Available-for-sale
Agency-backed MBS	$136,912	$—	$136,912	$—
Private-label MBS
Senior securities	94,380	—	—	94,380
Re-REMIC securities	64,308	—	—	64,308

Total MBS	$295,600	$—	$136,912	$158,688

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $212,748, or 52.42%, and $158,688, or 50.59%, of the Company’s total assets as of June 30, 2010 and December 31, 2009, respectively.

Level 3 Financial Assets and Liabilities

Items Measured at Fair Value on a Recurring Basis

As of June 30, 2010, the fair value of the Company’s Level 3, private-label MBS, available-for-sale was $212,748. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represent interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses first, if any, however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

As of June 30, 2010, the Company’s senior securities and re-REMIC securities are collateralized by residential Prime and Alt-A mortgage loans and have an original loan-to-value of 71%, original FICO score of 726, three month prepayment rate of 16% and recent three-month loss severities of 38%. These underlying collateral loans have a weighted-average coupon rate of 6.04%.

These securities are currently rated below investment grade. The significant inputs for the valuation model include the following weighted averages:

	June 30, 2010		December 31, 2009
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	10.38%	17.57%	13.20%	14.83%
Default rate	9.90%	6.20%	8.25%	8.22%
Loss severity rate	49.05%	43.96%	57.08%	53.08%
Prepayment rate	16.48%	15.11%	14.90%	14.16%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2010	$87,802	$98,210	$186,012
Total net gains (losses) (realized/unrealized)
Included in earnings	1,923	2,668	4,591
Included in other comprehensive income	3,774	15,167	18,941
Purchases	6,415	56,827	63,242
Sales	(35,847)	(20,362)	(56,209)
Principal payoffs	(3,776)	(3,143)	(6,919)
Net accretion of discount	1,351	1,739	3,090

Ending balance, June 30, 2010	$61,642	$151,106	$212,748

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Three Months Ended June 30, 2009
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2009	$6,063	$4,331	$10,394
Total net gains (losses) (realized/unrealized)
Included in earnings	13	165	178
Included in other comprehensive income	42	—	42
Purchases	19,717	—	19,717
Principal payoffs	(125)	(262)	(387)

Ending balance, June 30, 2009	$25,710	$4,234	$29,944

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$13	$165	$178

	Six Months Ended June 30, 2010
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2010	$94,380	$64,308	$158,688
Total net gains (losses) (realized/unrealized)
Included in earnings	3,008	3,124	6,132
Included in other comprehensive income	3,012	18,360	21,372
Purchases	15,460	95,942	111,402
Sales	(48,812)	(27,767)	(76,579)
Principal payoffs	(8,320)	(6,005)	(14,325)
Net accretion of discount	2,914	3,144	6,058

Ending balance, June 30, 2010	$61,642	$151,106	$212,748

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Six Months Ended June 30, 2009
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2009	$61,466	$4,420	$65,886
Total net gains (losses) (realized/unrealized)
Included in earnings	1,513	317	1,830
Included in other comprehensive income	42	—	42
Purchases	19,717	—	19,717
Sales	(53,942)	—	(53,942)
Principal payoffs	(3,086)	(503)	(3,589)

Ending balance, June 30, 2009	$25,710	$4,234	$29,944

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$305	$317	$622

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2010 and 2009.

Gains and losses included in earnings for the three and six months ended June 30, 2010 and 2009 are reported in the following statement of operations line descriptions:

	Other Income, Net Investment Gain		Other Income, Net Investment Gain
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total gains included in earnings for the period	$4,591	$178	$6,132	$1,830

Change in unrealized gains relating to assets still held at reporting date	$—	$178	$—	$622

Items Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. For the three and six months ended June 30, 2010, there were no changes to the carrying value of these financial assets. For the three and six months ended June 30, 2009, the Company recognized $1,000 in losses reducing the carrying value to zero of those assets measured at fair value on a non-recurring basis.

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	June 30, 2010					December 31, 2009
	Balance	Net Unamortized Premium (Discount)	Percent	Weighted Average Life	Weighted Average Rating(3)	Balance	Net Unamortized Premium (Discount)	Percent	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$175,783	$7,212	45.22%	3.1	AAA	$—	$—	—	—	—
Available-for-sale
Agency-backed
Fannie Mae	202	—	0.05%	2.2	AAA	11,021	311	3.73%	4.12	AAA
Freddie Mac	—	—	—	—	—	125,891	5,224	42.59%	4.14	AAA
Private-label
Senior securities	61,642	(33,923)	15.86%	4.9	CCC	94,380	(53,554)	31.92%	6.79	CCC
Re-REMIC securities	151,106	(161,834)	38.87%	7.7	NR	64,308	(96,507)	21.76%	7.25	NR

	$388,733	$(188,545)	100.00%			$295,600	$(144,526)	100.00%

(1)	The Company’s MBS portfolio is primarily comprised of adjustable-rate MBS. The weighted-average coupon of the MBS portfolio at June 30, 2010 and December 31, 2009 was 5.46% and 5.49%, respectively.
(2)	As of June 30, 2010 and December 31, 2009, $196,683 and $133,590, respectively, each representing fair value of the Company’s MBS investments were pledged as collateral for repurchase agreements.
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

The following tables present the changes of the unamortized discount and designated credit reserves on available-for-sale, private-label MBS for the three and six months ended June 30, 2010 and 2009.

	For Three Months Ended June 30, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, April 1, 2010	$44,444	$2,904	$126,687	$9,769
Amortization of discount	(1,351)	—	(1,739)	—
Reclassifications, net	2,244	(2,244)	4,898	(4,898)
Acquisitions	2,182	76	55,203	4,530
Sales	(14,141)	(191)	(28,153)	(4,463)

Ending balance, June 30, 2010	$33,378	$545	$156,896	$4,938

	For Six Months Ended June 30, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2010	$51,051	$2,503	$91,610	$4,897
Amortization of discount	(2,914)	—	(3,144)	—
Reclassifications, net	2,244	(2,244)	4,898	(4,898)
Acquisitions	6,474	477	105,550	9,402
Sales	(23,477)	(191)	(42,018)	(4,463)

Ending balance, June 30, 2010	$33,378	$545	$156,896	$4,938

	For Three Months Ended June 30, 2009
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, April 1, 2009	$—	$—	$—	$—
Acquisitions	14,174	876	—	—

Ending balance, June 30, 2009	$14,174	$876	$—	$—

	For Six Months Ended June 30, 2009
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2009	$—	$—	$—	$—
Acquisitions	14,174	876	—	—

Ending balance, June 30, 2009	$14,174	$876	$—	$—

For the securities acquired during the three and six months ended June 30, 2010, the contractually required payments receivable was $190,112 and $375,509, respectively, the cash flow expected to be collected was $155,208 and $279,293, respectively, and the fair value at the acquisition date was $63,257 and $108,522, respectively.

Other Investments

The Company’s other investments consist of long-term investments which are fair valued on a non-recurring basis. The Company’s other investments consisted of the following as of the dates indicated:

	June 30, 2010	December 31, 2009
Non-public equity securities	$1,115	$1,478
Investment funds	990	1,102

	$2,105	$2,580

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

	June 30, 2010
	Amortized Cost/ Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$189	$13	$—	$202
Private-label MBS
Senior securities	54,145	7,594	(97)	61,642
Re-REMIC securities	129,289	21,817	—	151,106

Total	$183,623	$29,424	$(97)	$212,950

(1)	The amortized cost of MBS includes unamortized net discounts of $195,757 at June 30, 2010.

	December 31, 2009
	Amortized Cost/ Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$137,839	$10	$(937)	$136,912
Private-label MBS
Senior securities	89,894	4,533	(47)	94,380
Re-REMIC securities	60,851	3,539	(82)	64,308

Total	$288,584	$8,082	$(1,066)	$295,600

(1)	The amortized cost of MBS includes unamortized net discounts of $144,526 at December 31, 2009.

The following table provides further information regarding the duration of unrealized losses as of June 30, 2010:

	Continuous Unrealized Loss Position for
	Less Than 12 Months			12 Months or More
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
Private-label MBS
Senior securities	$8,020	$(97)	$7,923	$—	$—	$—
Re-REMIC securities	—	—	—	—	—	—

Total	$8,020	$(97)	$7,923	$—	$—	$—

The Company recorded no other-than-temporary impairments on MBS during the three and six months ended June 30, 2010 and 2009.

During the three months ended June 30, 2010, the Company received $97,873 from sales of MBS, resulting in gross gains and losses of $4,658 and $89, respectively. During the three months ended June 30, 2009, the Company received $26,295 from sales of MBS, resulting in no gains and gross losses of $83.

During the six months ended June 30, 2010, the Company received $253,511 from sales of MBS, resulting in gross gains and losses of $6,323 and $999, respectively. During the six months ended June 30, 2009, the Company received $123,947 from sales of MBS, resulting in gross gains and losses of $1,347 and $83, respectively.

3.	Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS.

As of June 30, 2010 and December 31, 2009, the Company had no amount at risk greater than 10% of equity. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	June 30, 2010	December 31, 2009
Outstanding balance	$176,244	$126,830
Value of assets pledged as collateral
Agency-backed MBS	175,783	133,590
Private-label MBS	20,900	—
Weighted-average rate	0.39%	0.27%
Weighted-average term to maturity	17.2 days	40.6 days

	June 30, 2010	June 30, 2009
Weighted-average outstanding balance during the three months ended	$158,174	$55,620
Weighted-average rate during the three months ended	0.34%	0.56%
Weighted-average outstanding balance during the six months ended	$145,290	$75,802
Weighted-average rate during the six months ended	0.31%	0.80%

Long-Term Debt

As of June 30, 2010 and December 31, 2009, the Company had $15,000 of outstanding long-term debentures issued by FBR TRS Holdings. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.05% and 3.03% as of June 30, 2010 and December 31, 2009, respectively. All of these borrowings mature between 2033 and 2035 and are currently redeemable in whole or in part without penalty. The Company had incurred costs related to the issuance of these debentures. These costs are amortized over the five-year period through the redemption date. As of June 30, 2010 and December 31, 2009, the unamortized balance of these issuance costs was $-0- and $8, respectively. During the six months ended June 30, 2009, the Company extinguished $201,689 of long-term debt at a gain of $132,453. There were no extinguishments of long-term debt during the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, the Company had additional outstanding long-term debt of $927 and $1,857, respectively, associated with the Company’s 2001 acquisition of Money Management Associates, LP and Rushmore Trust and Savings. This note matures on January 2, 2011 and carries imputed interest at 9%.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with the amended accounting principles related to accounting for derivative instruments and hedging activities. These instruments may include interest rate swaps, Eurodollar futures contracts, and certain commitments to purchase and sell MBS.

During the three months ended June 30, 2010, the Company entered into Eurodollar futures contracts, to hedge certain MBS and related borrowings and other long term debt, that are not designated as hedges under SFAS 133. The changes in fair value on these derivatives are recorded to net investment gain in the statement of operations. For the three months ended June 30, 2010, the Company recorded net losses of $1,888 on these derivatives. The Company had no derivative activities during the three months ended March 31, 2010 and during the three and six months ended June 30, 2009. The Company held the following derivative instruments as of the dates indicated:

	June 30, 2010		December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation:
Eurodollar futures contacts(1)	$1,520,000	$(1,881)	$—	$—

(1)

The $1,520,000 total notional amount of Eurodollar futures contracts as of June 30, 2010 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2010 and 2015.

5.	Income Taxes:

The total income tax provision from continuing operations for the three and six months ended June 30, 2010 was $249 and $361, respectively. The total income tax provision (benefit) from continuing operations for the three and six months ended June 30, 2009 was $(501) and $8,445, respectively. The Company generated pre-tax book income from continuing operations of $9,022 and $13,760 for the three and six months ended June 30, 2010, respectively. The Company generated pre-tax book (loss) income from continuing operations of $(13,198) and $106,579 for the three and six months ended June 30, 2009, respectively.

The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was 2.6% and 7.9%, respectively. The effective tax rate during these periods differed from statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and the expected tax liability due to projected taxable income for 2010 that will be subject to alternative minimum tax. The Company expects to realize a portion of the tax benefits of the federal and state net operating losses (NOLs) in 2010, which are reflected in the Company’s projected effective tax rate for the year, along with a corresponding release of the valuation allowance previously recorded against these losses. The Company will continue to provide a valuation allowance against the other deferred tax assets since the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

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

	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding (in thousands):
Common stock	7,815	7,815	7,696	7,696
Stock options and unvested restricted stock	—	137	—	—

Weighted average common and common equivalent shares outstanding	7,815	7,952	7,696	7,696

Net income (loss) applicable to common stock	$8,773	$8,773	$(32,157)	$(32,157)

Income (loss) per common share	$1.12	$1.10	$(4.18)	$(4.18)

	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding (in thousands):
Common stock	7,774	7,774	7,657	7,657
Stock options and unvested restricted stock	—	125	—	21

Weighted average common and common equivalent shares outstanding	7,774	7,899	7,657	7,678

Net income applicable to common stock	$13,399	$13,399	$69,407	$69,407

Income per common share	$1.72	$1.70	$9.06	$9.04

The diluted earnings per share for the three and six months ended June 30, 2010 did not include the antidilutive effect of 49,283 and 103,742 shares, respectively, of restricted stock units, stock options, and restricted stock. The diluted earnings per share for the three and six months ended June 30, 2009 did not include the antidilutive effect of 312,933 and 327,333 shares, respectively, of restricted stock units, stock options, and restricted stock.

7.	Commitments and Contingencies:

Litigation

Except as described below, as of June 30, 2010, the Company was not a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its business. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Shareholders’ Derivative Action

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski, two purported shareholders of the Company. The Company was named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. The Company’s Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in the Company’s best interests. The special committee concluded that the litigation was not in the Company’s best interests. On December 8, 2008, the Company moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied the Company’s motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. On August 14, 2009, the Company filed an answer to the amended complaint and the individual defendants filed a demurrer to the amended complaint. On January 15, 2010, the parties participated in mediation and on or about March 30, 2010, the parties executed a Memorandum of Understanding pursuant to which the parties expect to submit a settlement agreement to the court for approval. The parties are presently negotiating the settlement agreement to be submitted for court approval.

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

8.	Equity:

Dividends

On May 26, 2010, the Company’s Board of Directors approved a $0.35 dividend for the second quarter of 2010. The dividend was paid on July 30, 2010 to shareholders of record on June 30, 2010. The Company recorded the dividend payable as of June 30, 2010.

On February 10, 2010, the Company’s Board of Directors approved a $0.35 dividend for the first quarter of 2010. The dividend was paid on April 30, 2010 to shareholders of record on March 31, 2010.

The Company did not declare or pay out dividends during 2009.

Share Repurchases

From time to time, the Company repurchased shares of its Class A common stock under a share repurchase program originally authorized by the Board of Directors in April 2003 (the “2003 Repurchase Program”), pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of its Class A common stock from time to time.

During the three months ended June 30, 2010, the Company repurchased 29,022 shares of its Class A common stock at an average price of $18.87 per share and a total cost of $549.

On July 28, 2010, the Board of Directors replaced the 2003 Repurchase Program, which had remaining authorization for the repurchase of up 3,782,841 shares, with a new share repurchase program (the “2010 Repurchase Program”) in order to better position the Company to continue share repurchases while preserving its ability to use its NCL and NOL carryforwards. Under the 2010 Repurchase Program, the Company may repurchase up to 500,000 shares of its Class A common stock. See “Subsequent Events.”

9.	Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (FASB) issued amended accounting principles related to accounting for fair value measurements and disclosures. This amendment improves the disclosure requirements related to fair value measurements and disclosures. The Company adopted this guidance for the three and six months ended June 30, 2010 and the required disclosures have been incorporated in the financial statements as of and for the three and six months ended June 30, 2010.

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

On July 28, 2010, the Board of Directors replaced the 2003 Repurchase Program, which had remaining authorization for the repurchase of up to 3,782,841 shares, with the new 2010 Repurchase Program in order to better position the Company to continue share repurchases while preserving its ability to use its NCL and NOL carryforwards. As a result, on July 28, 2010, the Company terminated, and will make no further share repurchases under, the 2003 Repurchase Program. Under the 2010 Repurchase Program, the Company may repurchase up to 500,000 shares of its Class A common stock.

Upon adoption of the 2010 Repurchase Program on July 28, 2010, the Board of Directors determined to apply the 29,022 shares repurchased during the three months ended June 30, 2010 against the shares authorized under the 2010 Repurchase Plan, instead of the 2003 Repurchase Plan. Consequently, at July 28, 2010, 470,978 shares of Class A common stock remained available for repurchase under the 2010 Repurchase Program.

In addition, subsequent to June 30, 2010, the Company repurchased 9,298 shares of Class A common stock at an average price of $19.96. As a result, 461,680 shares of Class A common stock remain available for repurchases under the 2010 Repurchase Program.

Repurchases under the 2010 Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The 2010 Repurchase Program will be funded using the Company’s cash on hand and cash generated from operations. The 2010 Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the unaudited condensed consolidated financial condition and results of operations of Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman Billings Ramsey Group, Inc. (FBR Group), and its subsidiaries, including FBR Capital Markets Corporation (FBR Capital Markets) (unless the context otherwise provides, collectively, “we”, “us”, “our” or the “Company”), should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Prior to May 20, 2009, we consolidated the results of our former subsidiary FBR Capital Markets because our then wholly-owned subsidiary, FBR TRS Holdings, Inc. (FBR TRS Holdings), owned 56% of the outstanding shares of FBR Capital Markets’ common stock. During 2009, we liquidated all of our interest in FBR Capital Markets, resulting in no remaining holdings in FBR Capital Markets as of October 28, 2009. As a result, effective October 28, 2009, we reported the results of operations related to FBR Capital Markets as discontinued operations in accordance with the accounting guidance provided for the impairment or disposal of long-lived assets.

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

Executive Summary

During the three months ended June 30, 2010, we continued our efforts to deploy available capital to non-agency or private-label mortgage-backed securities (MBS). As a result, our private-label MBS portfolio consisted of $385.9 million in face value with an amortized cost basis of $183.4 million as of June 30, 2010. The private-label MBS portfolio was valued at $212.7 million and had $195.8 million in unaccreted purchase discount as of June 30, 2010. During the three and six months ended June 30, 2010, we recognized net interest income of $8.1 million and $15.7 million, respectively, representing a respective 18.5% and 18.6% annualized yield, including coupon and accretion of purchase discount, from our private-label MBS portfolio. Our agency-backed MBS portfolio was structured to substantially eliminate market price risk and had a nominal impact on income for the three and six months ended June 30, 2010. During the three months ended June 30, 2010, with the anticipation of widening spread in the agency-backed MBS portfolio, we began to migrate a portion of our agency-backed MBS to a long position with funding hedged with Eurodollar futures to mitigate interest rate risk.

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represent interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses first, if any, however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 10% credit enhancement, which provides protection to our invested capital in addition to our purchase discount.

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

Based on the expected cash flows, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that we are entitled to earn which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of June 30, 2010, we designated $5.5 million as credit reserve on such securities which is net of a $7.1 million reclassification from credit reserve to accretable discount as a result of improvements in actual and projected performance of the securities.

We have continued to benefit from the increased allocation of capital to re-REMIC mezzanine securities as well as an average purchase price basis of 49% of face value. Continued indications of stabilization and improvement in housing, increased liquidity and available leverage have raised prices for private-label MBS, particularly among re-REMIC mezzanine securities. Our re-REMIC securities are predominantly held in the subordinate tranches and we will continue to closely monitor the performance of these securities. We believe we have constructed a private-label MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS including agency-backed MBS and may re-allocate our portfolio at any time based on management’s view of the market. Subsequent to June 30, 2010, rising prices for private-label MBS are expected to have a positive effect on the value of our portfolio. We will continue to seek to identify potential opportunities to strengthen our position and to maximize return to our shareholders.

For the three months ended June 30, 2010, our income from continuing operations was $8.8 million compared to a loss of $12.7 million for the three months ended June 30, 2009. Our income from continuing operations includes net interest income of $9.8 million for the three months ended June 30, 2010 compared to $0.8 million in the same time period for 2009. Our other expenses decreased to $3.1 million during the three months ended June 30, 2010 compared to $14.0 million for the three months ended June 30, 2009, primarily as a result of our effort to reduce expenses. Our net income attributable to the shareholders of Arlington Asset Investment Corp. for the three months ended June 30, 2009 included a loss from discontinued operations of $19.5 million.

	For the Three Months Ended June 30,
(Dollars in thousands)	2010	2009
Net interest income	$9,773	$806
Other income, net	2,375	34
Other expenses	3,126	14,038

Income (loss) from continuing operations before income taxes	9,022	(13,198)
Income tax provision (benefit)	249	(501)

Income (loss) from continuing operations	8,773	(12,697)
Loss from discontinued operations, net of taxes	—	(24,019)

Net income (loss)	8,773	(36,716)
Net loss attributable to noncontrolling interests	—	(4,559)

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$8,773	$(32,157)

For the six months ended June 30, 2010, our income from continuing operations was $13.4 million compared to $98.1 million for the six months ended June 30, 2009. Our income from continuing operations includes net interest income of $18.7 million for the six months ended June 30, 2010 compared to $0.9 million and gain on extinguishment of long-term debt of $132.5 million in the same time period for 2009. Our other expenses decreased to $7.7 million during the six months ended June 30, 2010 compared to $26.7 million for the six months ended June 30, 2009, primarily as a result of significant reductions in compensation and benefits related to reduction in bonus accrual and non-cash compensation amortization of restricted stock and our effort to reduce operating expenses in all categories and a reduction in expenses associated with professional services and business development, including elimination in 2010 of costs that were attributable to the FBR Open. Our net income attributable to the shareholders of Arlington Asset Investment Corp. for the six months ended June 30, 2009 included a loss from discontinued operations of $28.7 million.

	For the Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Net interest income	$18,747	$895
Other income, net	2,724	132,354
Other expenses	7,711	26,670

Income from continuing operations before income taxes	13,760	106,579
Income tax provision	361	8,445

Income from continuing operations	13,399	98,134
Loss from discontinued operations, net of taxes	—	(40,186)

Net income	13,399	57,948
Net loss attributable to noncontrolling interests	—	(11,459)

Net income attributable to Arlington Asset Investment Corp. shareholders	$13,399	$69,407

The following provides analysis of our continuing operations for the three and six months ended June 30, 2010.

Principal Investing

As of June 30, 2010, our principal investing activity consisted primarily of investments in non-agency or private-label MBS and a leveraged portfolio of agency-backed MBS.

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

As of June 30, 2010, the average purchase price of these private-label MBS was 49.21% of par value with a weighted average coupon of 5.66%.

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of June 30, 2010 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$165,922	$175,783
Available-for-sale
Agency-backed MBS
Fannie Mae	189	202
Private-label MBS
Senior securities	88,067	61,642
Re-REMIC securities	297,870	151,106
Other mortgage related assets	32,085	—

Total	$584,133	$388,733

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

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

We reported net income of $8.8 million for the three months ended June 30, 2010 compared to a net loss of $32.2 million for the three months ended June 30, 2009. Net income included the following results for the periods indicated (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009
Interest income	$10,049	$1,389
Interest expense	276	583

Net interest income	9,773	806
Other income, net
Investment gain	2,378	38
Other loss	(3)	(4)

Total other income, net	2,375	34
Other expenses	3,126	14,038

Income (loss) from continuing operations before income taxes	9,022	(13,198)
Income tax provision (benefit)	249	(501)

Income (loss) from continuing operations	8,773	(12,697)
Loss from discontinued operations, net of taxes	—	(24,019)

Net income (loss)	8,773	(36,716)
Net loss attributable to noncontrolling interests	—	(4,559)

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$8,773	$(32,157)

Net income attributable to Arlington Asset Investment Corp. shareholders increased $41.0 million (127.3%) from a loss of $32.2 million for the three months ended June 30, 2009 to income of $8.8 million for the three months ended June 30, 2010 due to the following changes:

Net interest income increased $9.0 million from $0.8 million in the three months ended June 30, 2009 to $9.8 million in the three months ended June 30, 2010. The increase is the result of fully deploying our investable capital to our MBS portfolio.

Investment gain increased $2.4 million from $38 thousand in the three months ended June 30, 2009 to $2.4 million in the three months ended June 30, 2010. During the three months ended June 30, 2009, we liquidated approximately $26.3 million of MBS at a net loss of approximately $0.1 million. During the three months ended June 30, 2010, we liquidated approximately $93.3 million of MBS at a net gain of approximately $4.6 million. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009
Net interest income	$9,912	$1,202
Net investment gain	2,378	38
Dividend income	—	108

	$12,290	$1,348

The components of net interest income from our MBS portfolio is summarized in the following table (dollars in thousands):

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
	Average Balance	Income/ (Expense)	Yield/ Cost	Average Balance	Income/ (Expense)	Yield/ Cost
MBS	$334,434	$10,049	12.05%	$75,101	$1,280	6.84%

Other(1)		—			1

		10,049			1,281
Repurchase agreements	$158,174	(137)	(0.34)%	$55,620	(79)	(0.56)%

Net interest income/spread		$9,912	11.71%		$1,202	6.28%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio from the three months ended June 30, 2009 to the three months ended June 30, 2010 and related increase in net interest income by $8.7 million from the same periods in 2009 to 2010 was due to the repositioning of the portfolio as discussed above.

As discussed above, we realized net investment gain of $2.4 million for the three months ended June 30, 2010 compared to $38 thousand for the three months ended June 30, 2009. The following table summarizes the components of net investment gain (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009
Realized gains (losses) on sale of available-for-sale investments, net	$4,591	$(82)
Realized losses on trading investments, net	(375)	—
Loss from investment funds	—	(547)
Loss from derivative instruments	(1,888)	—
Other, net	50	667

	$2,378	$38

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the three months ended June 30, 2010 and 2009.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recognized no other-than-temporary impairment charges relating to marketable equity securities and cost method investments for the three months ended June 30, 2010 and 2009.

The realized gains on sale of available-for-sale investments, net, recognized for the three months ended June 30, 2010 were primarily the result of sales of $51.6 million in MBS at a net gain of $4.6 million as compared to realized losses recognized for the three months ended June 30, 2009 which were primarily the result of sales of $26.3 million in MBS at a net loss of $0.1 million.

The realized losses on trading investments, net, recognized for the three months ended June 30, 2010 were primarily the result of realized net gains on mark-to-market adjustments of our trading MBS portfolio of $4.0 million, offset by realized net losses of $4.4 million from sales of trading investments.

Loss from derivative instruments recognized for the three months ended June 30, 2010 was the result of realized net losses on mark-to-market adjustments of our Eurodollar futures contracts. There were no derivative related transactions during the three months ended June 30, 2009.

Other net investment gain primarily includes miscellaneous activities related to various investment portfolios such as liquidation proceeds on previously impaired investments.

Interest expense unrelated to our principal investing activity relates to long-term debt issued through FBR TRS Holdings. These costs decreased to $0.1 million for the three months ended June 30, 2010 from $0.5 million for the three months ended June 30, 2009 as a result of extinguishments of the related debt in 2009.

Other expenses decreased by $10.9 million (77.9%) from $14.0 million for the three months ended June 30, 2009 to $3.1 million for the three months ended June 30, 2010 as a result of our effort to reduce operating expenses in all categories, especially in professional services, insurance, and business development, including elimination in 2010 of costs that were attributable to the FBR Open.

Total income tax provision increased from a benefit of $0.5 million for the three months ended June 30, 2009 to a provision of $0.2 million due primarily to the recognition of net income from operations for the three months ended June 30, 2010 as compared to a recognized net loss for the three months ended June 30, 2009. Our effective tax rate was 2.8% for the three months ended June 30, 2010 as compared to 3.8% for the same period in 2009. The effective tax rates for the three months ended June 30, 2010 and 2009 represent adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and liabilities and the gain recognized from the extinguishment of trust preferred debt during the three months ended March 31, 2009.

Results of Operations

Six months ended June 30, 2010 compared to six months ended June 30, 2009

We reported net income of $13.4 million for the six months ended June 30, 2010 compared to net income of $69.4 million for the six months ended June 30, 2009. Net income included the following results for the periods indicated (dollars in thousands):

	For the Six Months Ended June 30,
	2010	2009
Interest income	$19,251	$3,989
Interest expense	504	3,094

Net interest income	18,747	895
Other income, net
Investment gain	2,731	44
Gain on extinguishment of long-term debt	—	132,453
Other loss	(7)	(143)

Total other income, net	2,724	132,354
Other expenses	7,711	26,670

Income from continuing operations before income taxes	13,760	106,579
Income tax provision	361	8,445

Income from continuing operations	13,399	98,134
Loss from discontinued operations, net of taxes	—	(40,186)

Net income	13,399	57,948
Net loss attributable to noncontrolling interests	—	(11,459)

Net income attributable to Arlington Asset Investment Corp. shareholders	$13,399	$69,407

Net income attributable to Arlington Asset Investment Corp. shareholders decreased $56.0 million (80.7%) from $69.4 million for the six months ended June 30, 2009 to $13.4 million for the six months ended June 30, 2010 due to the following changes:

We recorded a $132.5 million gain on extinguishment of $201.7 million in long-term debt for the six months ended June 30, 2009. There were no such extinguishments for the six months ended June 30, 2010.

Net interest income increased $17.8 million from $0.9 million in the six months ended June 30, 2009 to $18.7 million in the six months ended June 30, 2010. The increase is the result of fully deploying our investable capital to our MBS portfolio.

Investment gain increased $2.7 million from $44 thousand in the six months ended June 30, 2009 to $2.7 million in the six months ended June 30, 2010. During the six months ended June 30, 2009, we liquidated approximately $123.5 million of MBS at a net gain of approximately $1.3 million. During the six months ended June 30, 2010, we liquidated approximately $248.2 million of MBS at a net gain of approximately $5.3 million. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	For the Six Months Ended June 30,
	2010	2009
Net interest income	$19,024	$3,577
Net investment gain	2,731	44
Dividend income	—	108

	$21,755	$3,729

The components of net interest income from our MBS portfolio is summarized in the following table (dollars in thousands):

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average Balance	Income/ (Expense)	Yield/ Cost	Average Balance	Income/ (Expense)	Yield/ Cost
MBS	$317,700	$19,250	12.22%	$91,830	$3,861	8.48%

Other(1)		1			20

		19,251			3,881
Repurchase agreements	$145,290	(227)	(0.31)%	$75,802	(304)	(0.80)%

Net interest income/spread		$19,024	11.91%		$3,577	7.68%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio from the six months ended June 30, 2009 to the six months ended June 30, 2010 and related increase in net interest income by $15.4 million from the same periods in 2009 to 2010 was due to the repositioning of the portfolio as discussed above.

As discussed above, we realized net investment gain of $2.7 million for the six months ended June 30, 2010 compared to $44 thousand for the six months ended June 30, 2009. The following table summarizes the components of net investment gain (dollars in thousands):

	For the Six Months Ended June 30,
	2010	2009
Available-for-sale and cost method securities—other-than-temporary impairments	$—	$(1,000)
Realized gains on sale of available-for-sale investments, net	5,346	1,265
Realized losses on trading investments, net	(1,517)	—
Loss from investment funds	—	(547)
Loss from derivative instruments	(1,888)	—
Other, net	790	326

	$2,731	$44

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the six months ended June 30, 2010 and 2009.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recognized other-than-

temporary impairment charges of $1.0 million relating to marketable equity securities and cost method investments for the six months ended June 30, 2009. No other-than-temporary impairment charges were recognized for the six months ended June 30, 2010.

The realized gains on sale of available-for-sale investments, net, recognized for the six months ended June 30, 2010 were primarily the result of sales of $206.5 million in MBS at a net gain of $5.3 million as compared to realized gains recognized for the six months ended June 30, 2009 which were primarily the result of sales of $123.5 million in MBS at a net gain of $1.3 million.

The realized losses on trading investments, net, recognized for the six months ended June 30, 2010 were primarily the result of realized net gains on mark-to-market adjustments of our trading MBS portfolio of $2.5 million, offset by realized net losses of $4.0 million from sales of trading investments.

Loss from derivative instruments recognized for the six months ended June 30, 2010 was the result of realized net losses on mark-to-market adjustments of our Eurodollar futures contracts. There were no derivative related transactions during the six months ended June 30, 2009.

Other net investment gain primarily includes miscellaneous activities related to various investment portfolios such as liquidation proceeds on previously impaired investments.

Interest expense unrelated to our principal investing activity relates to long-term debt issued through FBR TRS Holdings. These costs decreased to $0.3 million for the six months ended June 30, 2010 from $2.8 million for the six months ended June 30, 2009 as a result of extinguishments as discussed above.

Other expenses decreased by $19.0 million (71.2%) from $26.7 million for the six months ended June 30, 2009 to $7.7 million for the six months ended June 30, 2010, primarily as a result of significant reductions in compensation and benefits related to reduction in bonus accrual and non-cash compensation amortization of restricted stock and our effort to reduce operating expenses in all categories and a reduction in expenses associated with professional services and business development, including elimination in 2010 of costs that were attributable to the FBR Open.

The total income tax provision decreased from $8.4 million for the six months ended June 30, 2009 to $0.4 million for the six months ended June 30, 2010 due to the gain on extinguishment of trust preferred debt recognized in the six months ended June 30, 2009. Our effective tax rate was 2.6% for the six months ended June 30, 2010 as compared to 7.9% for the same period in 2009. The effective tax rates for the six months ended June 30, 2010 and 2009 reflect adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and the gain recognized from the extinguishment of trust preferred debt during the six months ended June 30, 2009.

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

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock or debt securities. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of June 30, 2010.

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

Cash Flows

As of June 30, 2010, our cash and cash equivalents from continuing operations totaled $8.6 million, representing a net decrease in the balance of $1.5 million from $10.1 million as of December 31, 2009. The cash provided from operating activities of $7.8 million was attributable primarily to net income and increase in liabilities. The cash used in investing activities of $55.7 million relates primarily to purchase of MBS, net of sales of MBS. The cash provided by financing activities of $46.4 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio.

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

As of June 30, 2010, our liabilities totaled $224.1 million. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures issued through FBR TRS Holdings. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035, and are currently redeemable by us, in whole or in part, without penalty. As of June 30, 2010, we had $15.9 million of total long-term debt.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of June 30, 2010, the weighted average interest rate under these agreements was 0.39%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	June 30, 2010	December 31, 2009
Outstanding balance	$176,244	$126,830
Weighted-average rate	0.39%	0.27%
Weighted-average term to maturity	17.2 days	40.6 days
Maximum amount outstanding at any month-end during the year	$176,244	$126,830

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, and other investments. As of June 30, 2010, liquid assets consisted primarily of cash and cash equivalents of $8.6 million, and net investments in MBS of $212.5 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $313.6 million at December 31, 2009 to $405.8 million as of June 30, 2010. The increase in total assets reflects the increase in our MBS portfolio.

As of June 30, 2010, the total par and fair value of the MBS portfolio was $584.1 million and $388.7 million, respectively. As of June 30, 2010, the weighted average coupon of the portfolio was 5.46%.

Dividends

On May 26, 2010, the Company’s Board of Directors approved a $0.35 dividend for the second quarter of 2010. The dividend was paid on July 30, 2010 to shareholders of record on June 30, 2010. The Company recorded the dividend payable as of June 30, 2010.

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

Based on the expected cash flows, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that we are entitled to earn which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of June 30, 2010, we designated $5.5 million as credit reserve on such securities which is net of a $7.1 million reclassification from credit reserve to accretable discount as a result of improvements in actual and projected performance of the securities.

The table that follows shows the expected change in fair value for our current MBS related to our principal investing activities under several hypothetical credit loss scenarios. As required under GAAP, our private-label MBS are classified as Level 3 assets of the fair value hierarchy and are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates, from those used as our valuation assumptions, would have on the value of our total assets and our book value as of June 30, 2010. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	Value at June 30, 2010	Value at June 30, 2010 with 10% Increase in Default Rate	Percent Change	Value at June 30, 2010 with 10% Decrease in Default Rate	Percent Change	Value at June 30, 2010 with 10% Increase in Loss Severity Rate	Percent Change	Value at June 30, 2010 with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$388,733	$384,130	(1.18)%	$393,128	1.13%	$380,185	(2.20)%	$396,929	2.11%
Other	17,082	17,082	—	17,082	—	17,082	—	17,082	—

Total assets	$405,815	$401,212	(1.13)%	$410,210	1.08%	$397,267	(2.11)%	$414,011	2.02%

Liabilities	$224,051	$224,051	—	$224,051	—	$224,051	—	$224,051	—
Equity	181,764	177,161	(2.53)%	186,159	2.42%	173,216	(4.70)%	189,960	4.51%

Total liabilities and equity	$405,815	$401,212	(1.13)%	$410,210	1.08%	$397,267	(2.11)%	$414,011	2.02%

Book value per share	$23.21	$22.63	(2.53)%	$23.78	2.42%	$22.12	(4.70)%	$24.26	4.51%

Interest Rate Risk

Leveraged MBS

We are also subject to interest-rate risk as a result of our principal investment activities. Through our principal investment activities, we invest in agency-backed MBS and finance these investments with repurchase agreements which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations primarily through the use of interest rate swaps and Eurodollar futures. The counterparties to the Company’s derivative agreements at June 30, 2010 are U.S. financial institutions. The Company assesses and monitors the counterparties’ non-performance risk and credit risk on a regular basis.

Our primary risk is related to changes in both short- and long-term interest rates, which affect us in several ways. As interest rates increase, the market value of the MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of our derivative instruments. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and put option contracts.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2010.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 0.19 in a rising interest rate environment and (0.16) in a declining interest rate environment.

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

	Value at June 30, 2010	Value at June 30, 2010 with 100 basis point increase in interest rates	Percent Change	Value at June 30, 2010 with 100 basis point decrease in interest rates	Percent Change
Assets
MBS	$388,733	$387,995	(0.19)%	$388,107	(0.16)%
Other	17,082	17,082	—	17,082	—

Total assets	$405,815	$405,077	(0.18)%	$405,189	(0.15)%

Liabilities
Repurchase agreements	$176,244	$176,244	—	$176,244	—
Derivative liability	1,881	(1,919)	(202.02)%	5,681	202.02%
Other	45,926	45,926	—	45,926	—

Total liabilities	224,051	220,251	(1.70)%	227,851	1.70%
Equity	181,764	184,826	1.68%	177,338	(2.44)%

Total liabilities and equity	$405,815	$405,077	(0.18)%	$405,189	(0.15)%

Book value per share	$23.21	$23.60	1.68%	$22.65	(2.44)%

As shown above, our portfolio of MBS generally will be more adversely affected by a 10% decrease in interest rates than the same scale increase in interest rates.

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in marketable equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of June 30, 2010 (dollars in thousands, except per share amounts).

	Value at June 30, 2010	Value of Equity at June 30, 2010 with 10% Increase in Price	Percent Change	Value of Equity at June 30, 2010 with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$2,105	$2,316	10.00%	$1,894	(10.00)%
Other	403,710	403,710	—	403,710	—

Total assets	$405,815	$406,026	0.05%	$405,604	(0.05)%

Liabilities	$224,051	$224,051	—	$224,051	—
Equity	181,764	181,975	0.12%	181,553	(0.12)%

Total liabilities and equity	$405,815	$406,026	0.05%	$405,604	(0.05)%

Book value per share	$23.21	$23.24	0.12%	$23.19	(0.12)%

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This report on Form 10-Q and the information incorporated by reference in this Quarterly Report on Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Exchange Act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of our current strategy, our principal acquisitions activities, levels of assets under management and our equity capital levels and liquidity. Forward-looking statements involve risks and uncertainties and you should not unduly rely on these statements. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

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

•	our ability to implement our current strategy;

•

the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

•	mortgage loan modification programs and future legislative action;

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

•	ability to realize any reflation of our assets;

•	current conditions in the residential mortgage market and further adverse developments in that market;

•	current economic conditions and further adverse developments in the overall economy;

•	potential risk attributable to our mortgage-related or merchant banking portfolios, including changes in fair value;

•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;

•	the availability of certain short-term liquidity;

•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	competition for investment opportunities, including competition from the U.S. Treasury for investments in agency-backed MBS;

•	our decisions with respect to, and ability to make, future dividends;

•	competition for qualified personnel;

•	available technologies;

•	malfunctioning or failure in our operations and infrastructure;

•	the effect of government regulation and of general economic conditions on our business;

•	fluctuating quarterly operating results;

•	our ability to retain key professionals;

•	effects of litigation against us, our officers and directors, including the potential settlement and litigation of such claims;

•	risk from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to maintain effective internal controls;

•	changes in laws and regulations and industry practices that may adversely affect our business;

•	the loss of our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended;

•	volatility of the securities markets; and

•	activity in the secondary securities markets.

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

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski, two purported shareholders of our company. We were named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. Our Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in our best interests. The special committee concluded that the litigation was not in our best interests. On December 8, 2008, we moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied our motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. On August 14, 2009, we filed an answer to the amended complaint and the individual defendants filed a demurrer to the amended complaint. On January 15, 2010, the parties participated in mediation and on or about March 30, 2010, the parties executed a Memorandum of Understanding pursuant to which the parties expect to submit a settlement agreement to the court for approval. The parties are presently negotiating the settlement agreement to be submitted for court approval.

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

As of June 30, 2010, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information on the Company’s share repurchases during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1 to April 30, 2010	—	$—	—	—
May 1 to May 31, 2010	—	—	—	—
June 1 to June 30, 2010	29,022	18.87	29,022	3,782,841

Total	29,022	$18.87	29,022	3,782,841

(1)

From time to time, the Company has repurchased shares of its Class A common stock under a share repurchase program originally announced by the Board of Directors on April 23, 2003 (the “2003 Repurchase Program”), pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of its Class A common stock from time to time. On July 28, 2010, the Board of Directors announced that it had replaced the 2003 Repurchase Program with a new share repurchase program (the “2010 Repurchase Program”) in order to better position the Company to continue share repurchases while preserving its ability to use its NCL and NOL carryforwards. As a result, on July 28, 2010, the Company terminated, and will make no further share repurchases under, the 2003 Repurchase Program. Under the 2010 Repurchase Program, the Company may repurchase up to 500,000 shares of its Class A common stock.

Repurchases under the 2010 Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be purchased will depend upon market conditions and other factors. The 2010 Repurchase Program will be funded using the Company’s cash on hand and cash generated from operations. The 2010 Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.

During the three months ended June 30, 2010, the Company repurchased 29,022 shares of its Class A common stock at an average price of $18.87 per share and a total cost of $0.5 million. Upon adoption of the 2010 Repurchase Program on July 28, 2010, the Board of Directors determined to apply the repurchases made during the three months ended June 30, 2010 against the shares authorized under the 2010 Repurchase Program, instead of the 2003 Repurchase Program. In addition, subsequent to June 30, 2010, the Company repurchased 9,298 shares of Class A common stock at an average price of $19.96. As a result, 461,680 shares of Class A common stock remain available for repurchases under the 2010 Repurchase Program.

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

Date: August 6, 2010

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