Form 10-Q
period 2010-09-30
Arlington Asset Investment Corp.
filed 2010-11-05
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2010:

Title	Outstanding
Class A Common Stock	7,127,299 shares
Class B Common Stock	566,112 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$8,231	$10,123
Receivables
Interest	2,368	2,011
Sold securities receivable	58,686	—
Other	424	20
Mortgage-backed securities, at fair value
Available-for-sale	220,403	295,600
Trading	163,151	—
Other investments	5,857	2,580
Deposits	5,929	2,589
Prepaid expenses and other assets	572	726

Total assets	$465,621	$313,649

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$164,584	$126,830
Purchased securities payable	64,277	—
Interest payable	160	124
Dividend payable	4,672	—
Derivative liability	4,597	—
Accounts payable, accrued expenses and other liabilities	14,544	13,904
Accrued compensation and benefits	5,715	5,921
Long-term debt	15,948	16,857

Total liabilities	274,497	163,636

Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 7,127,299 and 7,352,774 shares issued and outstanding, respectively	71	74
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,112 shares issued and outstanding	6	6
Additional paid-in capital	1,505,823	1,507,394
Accumulated other comprehensive income, net of taxes	41,399	7,015
Accumulated deficit	(1,356,175)	(1,364,476)

Total equity	191,124	150,013

Total liabilities and equity	$465,621	$313,649

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Interest on investment securities	$10,150	$3,717	$29,400	$7,578
Dividends and other interest income	—	2	1	130

Total interest income	10,150	3,719	29,401	7,708
Interest expense
Interest on short-term debt	178	114	405	418
Interest on long-term debt	146	196	423	2,986

Total interest expense	324	310	828	3,404

Net interest income	9,826	3,409	28,573	4,304
Other income, net
Investment (loss) gain	(2,089)	1,588	642	1,632
Gain on extinguishment of long-term debt	—	27,982	—	160,435
Other loss	(3)	(4)	(10)	(147)

Total other (loss) income, net	(2,092)	29,566	632	161,920

Income from continuing operations before other expenses	7,734	32,975	29,205	166,224
Other expenses
Compensation and benefits	2,365	2,736	7,664	13,238
Professional services	233	878	993	5,997
Business development	19	17	58	7,900
Occupancy and equipment	90	94	294	416
Communications	44	99	156	247
Other operating expenses	387	1,163	1,684	3,859

Total other expenses	3,138	4,987	10,849	31,657

Income from continuing operations before income taxes	4,596	27,988	18,356	134,567
Income tax (benefit) provision	(560)	3,584	(199)	12,029

Income from continuing operations, net of taxes	5,156	24,404	18,555	122,538
Income (loss) from discontinued operations, net of taxes	—	18,033	—	(22,153)

Net income	5,156	42,437	18,555	100,385
Net loss attributable to noncontrolling interests	—	—	—	(11,459)

Net income attributable to Arlington Asset Investment Corp. shareholders	$5,156	$42,437	$18,555	$111,844

Amounts attributable to Arlington Asset Investment Corp. shareholders
Income from continuing operations, net of taxes	$5,156	$24,404	$18,555	$122,538
Income (loss) from discontinued operations, net of taxes	—	18,033	—	(10,694)

Net income	$5,156	$42,437	$18,555	$111,844

Earnings per share—basic:
Income from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$0.66	$3.17	$2.39	$15.97
Income (loss) from discontinued operations attributable to Arlington Asset Investment Corp. shareholders	—	2.34	—	(1.39)

Net income attributable to Arlington Asset Investment Corp. shareholders	$0.66	$5.51	$2.39	$14.58

Earnings per share—diluted:
Income from continuing operations attributable to Arlington Asset Investment Corp. shareholders	$0.65	$3.09	$2.35	$15.65
Income (loss) from discontinued operations attributable to Arlington Asset Investment Corp. shareholders	—	2.29	—	(1.37)

Net income attributable to Arlington Asset Investment Corp. shareholders	$0.65	$5.38	$2.35	$14.28

Dividends declared per share	$0.60	$—	$1.30	$—

Weighted average shares outstanding (in thousands)
Basic	7,755	7,705	7,768	7,673

Diluted	7,887	7,895	7,904	7,830

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total	Comprehensive Income
Balances, December 31, 2008	7,382,265	$74	578,584	$6	$1,494,642	$(118)	$(1,481,021)	$129,673	$143,256

Net income (loss)	—	—	—	—	—	—	116,545	(11,459)	105,086	$105,086
Conversion of Class B shares to Class A shares	12,469	—	(12,469)	—	—	—	—	—	—	—
Issuance of Class A common stock	1,816	—	—	—	364	—	—	—	364	—
Retirement of Class A common stock	(27,500)	—	—	—	(275)	—	—	—	(275)	—
Forfeitures of Class A common stock	(16,276)	—	(3)	—	(213)	—	—	—	(213)	—
Stock compensation expense for stock options	—	—	—	—	23	—	—	—	23	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	7,795	—	—	—	7,795	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	5,058	—	—	—	5,058	—
Elimination of noncontrolling interest resulting from sale of subsidiary	—	—	—	—	—	—	—	(118,269)	(118,269)	—
Other comprehensive income:
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	7,133	—	55	7,188	7,188

Comprehensive income										$112,274

Balances, December 31, 2009	7,352,774	74	566,112	6	1,507,394	7,015	(1,364,476)	—	150,013
Net income	—	—	—	—	—	—	18,555	—	18,555	$18,555
Issuance of Class A common stock	4,353	—	—	—	447	—	—	—	447	—
Repurchase of Class A common stock	(222,846)	(2)	—	—	(4,398)	—	—	—	(4,400)	—
Forfeitures of Class A common stock	(6,982)	(1)	—	—	(122)	—	—	—	(123)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	2,502	—	—	—	2,502	—
Other comprehensive income:
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	34,384	—	—	34,384	34,384

Comprehensive income										$52,939

Dividends declared	—	—	—	—	—	—	(10,254)	—	(10,254)

Balances, September 30, 2010	7,127,299	$71	566,112	$6	$1,505,823	$41,399	$(1,356,175)	$—	$191,124

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$18,555	$100,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net income from investments, mortgage-backed securities, and other fees	(5,142)	(14,749)
Net (discount)/premium accretion/amortization on mortgage-backed securities	(9,045)	(602)
Depreciation and amortization	30	4,718
Gain on extinguishment of long-term debt	—	(160,435)
Other	2,504	24,394
Changes in operating assets
Receivables
Interest receivable	(485)	(51)
Sold securities receivable	(58,686)	—
Other	(404)	(898)
Prepaid expenses and other assets	(3,190)	6,313
Due from clearing broker	—	(7,132)
Trading securities	—	(26,517)
Changes in operating liabilities
Accounts payable and accrued expenses	(100)	2,988
Purchased securities payable	64,277	—
Accrued compensation and benefits	(206)	(15,165)
Trading account securities sold but not yet purchased	—	12,339

Net cash provided by (used in) operating activities	8,108	(74,412)

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(133,141)	(397,767)
Purchases of trading mortgage-backed securities	(280,602)	—
Proceeds from sales of available-for-sale mortgage-backed securities	237,801	806,408
Proceeds from sales of trading mortgage-backed securities	111,764	—
Receipt of principal payments on available-for-sale mortgage-backed securities	21,251	15,105
Receipt of principal payments on trading mortgage-backed securities	7,440	—
Purchases of other investments	(3,777)	—
Receipt of principal payments on other investments	26	—
Proceeds from sales of and distributions from investments	1,160	14,166
Proceeds from U.S. Treasury bond maturities	—	550,000
Deconsolidation of FBR Capital Markets cash balance	—	(122,752)
Other	(14)	(937)

Net cash (used in) provided by investing activities	(38,092)	864,223

Cash flows from financing activities:
Proceeds from (repayments of) repurchase agreements, net	37,754	(963,040)
Repurchase of common stock and subsidiary stock	(4,076)	(73,300)
Dividends paid	(5,586)	—
Proceeds from subsidiary stock transactions	—	80,944
Repayments of long-term debt	—	(75,769)

Net cash provided by (used in) financing activities	28,092	(1,031,165)

Net decrease in cash and cash equivalents	(1,892)	(241,354)
Cash and cash equivalents, beginning of period	10,123	254,653
Less: Cash and cash equivalents held by discontinued operations, beginning of period	—	207,801

Cash and cash equivalents held by continuing operations, beginning of period	10,123	46,852

Cash and cash equivalents, end of period	8,231	13,299
Less: Cash and cash equivalents held by discontinued operations, end of period	—	—

Cash and cash equivalents held by continuing operations, end of period	$8,231	$13,299

Supplemental cash flow information
Cash payments for interest	$722	$3,592
Cash payments for taxes	$700	$1,623

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman, Billings, Ramsey Group, Inc., and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Prior to May 20, 2009, the Company consolidated the results of operations of FBR Capital Markets Corporation (FBR Capital Markets), its former majority-owned subsidiary and its subsidiaries because the Company owned 56% of the outstanding shares of FBR Capital Markets’ common stock. During 2009, the Company liquidated all of its interest in FBR Capital Markets, resulting in no remaining holdings in FBR Capital Markets, as of October 28, 2009. As a result, effective October 28, 2009, the Company reported the results of operations of FBR Capital Markets and its subsidiaries as discontinued operations in accordance with the accounting guidance provided for the impairment or disposal of long-lived assets.

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

Level 1 Inputs	—	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company;

Level 2 Inputs	—	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 Inputs	—	Unobservable inputs for the asset or liability, including significant assumptions of the Company and other market participants.

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

The Company classifies certain other non-agency MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. These MBS include private-label MBS. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and other assumptions used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available.

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

Other investments—The Company’s other investments consists of investment in equity securities, investment funds, interest-only MBS and other MBS related securities. The Company’s equity securities are classified within Level 1 of the fair value hierarchy if they are valued using quoted market prices. Interest-only MBS and residual interest in securitization are classified within Level 3 of the fair value hierarchy as discussed above.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$8,231	$8,231	$10,123	$10,123
Interest receivables	2,368	2,368	2,011	2,011
Non-interest bearing receivables	424	424	20	20
MBS
Agency-backed MBS	163,344	163,344	136,912	136,912
Private-label MBS
Senior securities	57,071	57,071	94,380	94,380
Re-REMIC securities	163,139	163,139	64,308	64,308
Other investments	5,857	5,857	2,580	2,580

Financial liabilities
Repurchase agreements	164,584	164,584	126,830	126,830
Interest payable	160	160	124	124
Long-term debt	15,948	15,948	16,857	16,857
Eurodollar futures	4,597	4,597	—	—

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments accounted for under accounting principles related to fair value measurements as of September 30, 2010 and December 31, 2009. As required by these accounting principles, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2010
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$163,151	$—	$163,151	$—

Available-for-sale
Agency-backed MBS	193	—	193	—
Private-label MBS
Senior securities	57,071	—	—	57,071
Re-REMIC securities	163,139	—	—	163,139

Total available-for-sale	220,403	—	193	220,210

Total MBS	383,554	—	163,344	220,210
Eurodollar futures, at fair value	(4,597)	—	(4,597)	—
Interest-only MBS, at fair value	3,752	—	—	3,752

Total	$382,709	$—	$158,747	$223,962

	December 31, 2009
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Available-for-sale
Agency-backed MBS	$136,912	$—	$136,912	$—
Private-label MBS
Senior securities	94,380	—	—	94,380
Re-REMIC securities	64,308	—	—	64,308

Total MBS	$295,600	$—	$136,912	$158,688

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $223,962, or 48.10%, and $158,688, or 50.59%, of the Company’s total assets as of September 30, 2010 and December 31, 2009, respectively.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

As of September 30, 2010, the fair value of the Company’s Level 3, private-label MBS, available-for-sale was $220,210. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represents interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses first, if any, however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

As of September 30, 2010, the Company’s senior securities and re-REMIC securities are collateralized by residential Prime and Alt-A mortgage loans and have an original loan-to-value of 71%, original FICO score of 727, three month prepayment rate of 15% and recent three-month loss severities of 40%. These underlying collateral loans have a weighted-average coupon rate of 5.90%. These securities are currently rated below investment grade. The significant inputs for the valuation model include the following weighted averages:

	September 30, 2010		December 31, 2009
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	8.48%	15.69%	13.20%	14.83%
Default rate	9.34%	5.57%	8.25%	8.22%
Loss severity rate	46.04%	42.77%	57.08%	53.08%
Prepayment rate	15.73%	14.64%	14.90%	14.16%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2010	$61,642	$151,106	$212,748
Total net gains (losses) (realized/unrealized)
Included in earnings	1,470	472	1,942
Included in other comprehensive income	931	11,143	12,074
Purchases	14,117	7,620	21,737
Sales	(19,509)	(6,445)	(25,954)
Principal payoffs	(2,736)	(2,652)	(5,388)
Net accretion of discount	1,156	1,895	3,051

Ending balance, September 30, 2010	$57,071	$163,139	$220,210

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Three Months Ended September 30, 2009
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2009	$25,710	$4,234	$29,944
Total net gains (losses) (realized/unrealized)
Included in earnings	2,907	244	3,151
Included in other comprehensive income	137	548	685
Purchases	17,917	15,507	33,424
Sales	(10,161)	—	(10,161)
Principal payoffs	(1,478)	(564)	(2,042)
Net accretion of discount	632	113	745

Ending balance, September 30, 2009	$35,664	$20,082	$55,746

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$244	$244

	Nine Months Ended September 30, 2010
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2010	$94,380	$64,308	$158,688
Total net gains (losses) (realized/unrealized)
Included in earnings	4,478	3,596	8,074
Included in other comprehensive income	3,943	29,503	33,446
Purchases	29,577	103,562	133,139
Sales	(68,321)	(34,212)	(102,533)
Principal payoffs	(11,056)	(8,657)	(19,713)
Net accretion of discount	4,070	5,039	9,109

Ending balance, September 30, 2010	$57,071	$163,139	$220,210

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Nine Months Ended September 30, 2009
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2009	$61,466	$4,420	$65,886
Total net gains (losses) (realized/unrealized)
Included in earnings	4,420	561	4,981
Included in other comprehensive income	179	548	727
Purchases	37,634	15,507	53,141
Sales	(64,103)	—	(64,103)
Principal payoffs	(4,564)	(1,067)	(5,631)
Net accretion of discount	632	113	745

Ending balance, September 30, 2009	$35,664	$20,082	$55,746

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$561	$561

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2010 and 2009.

Gains and losses included in earnings for the three and nine months ended September 30, 2010 and 2009 are reported in the following statement of operations line descriptions:

	Other Income, Net Investment Gain
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total gains included in earnings for the period	$1,942	$3,151	$8,074	$4,981

Change in unrealized gains relating to assets still held at reporting date	$—	$244	$—	$561

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

In addition, the Company also measures non-public equity securities and investment funds at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. For the three and nine months ended September 30, 2010, there were no changes to the carrying value of these financial assets. For the three and nine months ended September 30, 2009, the Company recognized $86 and $1,086, respectively, in losses reducing the carrying value of those assets measured at fair value on a non-recurring basis.

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	September 30, 2010					December 31, 2009
	Balance	Net Unamortized Premium (Discount)	Percent	Weighted Average Life	Weighted Average Rating(3)	Balance	Net Unamortized Premium (Discount)	Percent	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$163,151	$6,736	42.54%	3.0	AAA	$—	$—	—	—	—
Available-for-sale
Agency-backed
Fannie Mae	193	—	0.05%	2.7	AAA	11,021	311	3.73%	4.12	AAA
Freddie Mac	—	—	—	—	—	125,891	5,224	42.59%	4.14	AAA
Private-label
Senior securities	57,071	(26,034)	14.88%	5.0	CC	94,380	(53,554)	31.92%	6.79	CCC
Re-REMIC securities	163,139	(161,383)	42.53%	8.1	NR	64,308	(96,507)	21.76%	7.25	NR

	$383,554	$(180,681)	100.00%			$295,600	$(144,526)	100.00%

(1)

The Company’s MBS portfolio is primarily comprised of adjustable-rate MBS. The weighted-average coupon of the MBS portfolio at September 30, 2010 and December 31, 2009 was 5.35% and 5.49%, respectively.

(2)	As of September 30, 2010 and December 31, 2009, $189,425 and $133,590, respectively, each representing fair value of the Company’s MBS investments were pledged as collateral for repurchase agreements.
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

Based on the Company’s estimates of the expected cash flows associated with its discounted private-label MBS, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that the Company is entitled to earn, which the Company considers to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result.

The following tables present the changes of the unamortized discount and designated credit reserves on available-for-sale, private-label MBS for the three and nine months ended September 30, 2010 and 2009.

	For Three Months Ended September 30, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, July 1, 2010	$33,378	$545	$156,896	$4,938
Accretion of discount	(1,156)	—	(1,895)	—
Reclassifications, net	433	(433)	136	(136)
Acquisitions	5,857	—	7,034	—
Sales	(12,590)	—	(5,530)	(60)

Ending balance, September 30, 2010	$25,922	$112	$156,641	$4,742

	For Nine Months Ended September 30, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2010	$51,051	$2,503	$91,610	$4,897
Accretion of discount	(4,069)	—	(5,038)	—
Reclassifications, net	2,677	(2,677)	5,034	(5,034)
Acquisitions	12,331	477	112,584	9,402
Sales	(36,068)	(191)	(47,549)	(4,523)

Ending balance, September 30, 2010	$25,922	$112	$156,641	$4,742

	For Three Months Ended September 30, 2009
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, July 1, 2009	$14,174	$876	$—	$—
Accretion of discount	(632)	—	(113)	—
Acquisitions	12,948	464	41,764	1,630
Sales	(1,011)	—	—	—

Ending balance, September 30, 2009	$25,479	$1,340	$41,651	$1,630

	For Nine Months Ended September 30, 2009
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2009	$—	$—	$—	$—
Accretion of discount	(632)	—	(113)	—
Acquisitions	27,122	1,340	41,764	1,630
Sales	(1,011)	—	—	—

Ending balance, September 30, 2009	$25,479	$1,340	$41,651	$1,630

For the securities acquired during the three and nine months ended September 30, 2010, the contractually required payments receivable was $51,772 and $427,280, respectively, the cash flow expected to be collected was $44,360 and $323,652, respectively, and the fair value at the acquisition date was $21,737 and $130,259, respectively.

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	September 30, 2010	December 31, 2009
Interest-only MBS	$3,752	$—
Non-public equity securities	1,115	1,478
Investment funds	990	1,102

	$5,857	$2,580

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

	September 30, 2010
	Amortized Cost/ Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$182	$11	$—	$193
Private-label MBS
Senior securities	48,643	8,428	—	57,071
Re-REMIC securities	130,179	32,960	—	163,139

Total	$179,004	$41,399	$—	$220,403

(1)	The amortized cost of MBS includes unamortized net discounts of $187,417 at September 30, 2010.

	December 31, 2009
	Amortized Cost/ Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$137,839	$10	$(937)	$136,912
Private-label MBS
Senior securities	89,894	4,533	(47)	94,380
Re-REMIC securities	60,851	3,539	(82)	64,308

Total	$288,584	$8,082	$(1,066)	$295,600

(1)	The amortized cost of MBS includes unamortized net discounts of $144,526 at December 31, 2009.

The Company recorded no other-than-temporary impairments on MBS during the three and nine months ended September 30, 2010 and 2009. There were no securities with unrealized losses as of September 30, 2010.

The following table presents the results of sales of MBS during the three and nine months ended September 30, 2010 and 2009.

	September 30,
	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Proceeds from Sale	$96,054	$232,065	$349,565	$356,012
Gross Gain	1,942	2,907	8,265	4,254
Gross Loss	23	1,471	1,023	1,554

3.	Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. As of September 30, 2010 and December 31, 2009, the Company had no amount at risk greater than 10% of equity. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	September 30, 2010	December 31, 2009
Outstanding balance	$164,584	$126,830
Value of assets pledged as collateral
Agency-backed MBS	159,286	133,590
Private-label MBS	30,139	—
Weighted-average rate	0.41%	0.27%
Weighted-average term to maturity	14.3 days	40.6 days

	September 30, 2010	September 30, 2009
Weighted-average outstanding balance during the three months ended	$168,806	$100,575
Weighted-average rate during the three months ended	0.41%	0.44%
Weighted-average outstanding balance during the nine months ended	$153,128	$84,060
Weighted-average rate during the nine months ended	0.35%	0.66%

Long-Term Debt

As of September 30, 2010 and December 31, 2009, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.28% and 3.03% as of September 30, 2010 and December 31, 2009, respectively. All of these borrowings mature between 2033 and 2035 and are currently redeemable in whole or in part without penalty. During the three and nine months ended September 30, 2009, the Company extinguished $35,000 and $236,689, respectively, of long-term debt at a gain of $27,982 and $160,435, respectively. There were no extinguishments of long-term debt during the three and nine months ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, the Company had additional outstanding long-term debt of $948 and $1,857, respectively, associated with the Company’s 2001 acquisition of Money Management Associates, LP and Rushmore Trust and Savings. This note matures on January 2, 2011 and carries imputed interest at 9%.

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

During the three and nine months ended September 30, 2010, the Company entered into Eurodollar futures contracts to hedge certain MBS and related borrowings and other long term debt. These Eurodollar futures contracts are not designated as hedges under the amended accounting principles related to accounting for derivatives and hedging. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of operations. For the three and nine months ended September 30, 2010, the Company recorded net losses of $2,800 and $4,688, respectively, on these derivatives. The Company had no derivative activities during the three and nine months ended September 30, 2009. The Company held the following derivative instruments as of the dates indicated:

	September 30, 2010		December 31, 2009
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation:
Eurodollar futures contacts(1)	$1,530,000	$(4,597)	$—	$—

(1)

The $1,530,000 total notional amount of Eurodollar futures contracts as of September 30, 2010 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2010 and 2015.

5.	Income Taxes:

The total income tax benefit from continuing operations for the three and nine months ended September 30, 2010 was $560 and $199, respectively. The total income tax provision from continuing operations for the three and nine months ended September 30, 2009 was $3,584 and $12,029, respectively. The Company generated pre-tax book income from continuing operations of $4,596 and $18,356 for the three and nine months ended September 30, 2010, respectively. The Company generated pre-tax book income from continuing operations of $27,988 and $134,567 for the three and nine months ended September 30, 2009, respectively.

The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was (1.1%) and 8.9%, respectively. The effective tax rate during these periods differed from statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and the expected tax liability due to projected taxable income for 2010 that will be subject to alternative minimum tax. The Company expects to realize a portion of the tax benefits of the federal and state net operating losses (NOLs) in 2010, which are reflected in the Company’s projected effective tax rate for the year, along with a corresponding release of the valuation allowance previously recorded against these losses. The Company will continue to provide a valuation allowance against the other deferred tax assets to the extent the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

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

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding (in thousands):
Common stock	7,755	7,755	7,705	7,705
Stock options and unvested restricted stock	—	132	—	190

Weighted average common and common equivalent shares outstanding	7,755	7,887	7,705	7,895

Net income applicable to common stock	$5,156	$5,156	$42,437	$42,437

Earnings per common share	$0.66	$0.65	$5.51	$5.38

	Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding (in thousands):
Common stock	7,768	7,768	7,673	7,673
Stock options and unvested restricted stock	—	136	—	157

Weighted average common and common equivalent shares outstanding	7,768	7,904	7,673	7,830

Net income applicable to common stock	$18,555	$18,555	$111,844	$111,844

Earnings per common share	$2.39	$2.35	$14.58	$14.28

The diluted earnings per share for the three and nine months ended September 30, 2010 did not include the antidilutive effect of 26,541 and 69,382 shares, respectively, of restricted stock units, stock options, and restricted stock. The diluted earnings per share for the three and nine months ended September 30, 2009 did not include the antidilutive effect of 144,395 and 159,356 shares, respectively, of restricted stock units, stock options, and restricted stock.

7.	Commitments and Contingencies:

Litigation

Except as described below, as of September 30, 2010, the Company was not a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is a defendant in a small number of civil lawsuits and arbitrations relating to its business. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations in a future period. However, based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Shareholders’ Derivative Action

Related to a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, the parties executed a Stipulation of Settlement dated August 9, 2010, which was filed for approval with the Circuit Court of Arlington County, Virginia. On September 24, 2010, the Circuit Court entered an Order Preliminarily Approving Derivative Settlement and Providing for Notice. A hearing is scheduled for December 10, 2010 on the parties’ request for final approval.

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski, two purported shareholders of the Company. The Company was named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. The Company’s Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in the Company’s best interests. The special committee concluded that the litigation was not in the Company’s best interests. On December 8, 2008, the Company moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied the Company’s motion to dismiss with leave to renew the motion following discovery. On

July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. On August 14, 2009, the Company filed an answer to the amended complaint and the individual defendants filed a demurrer to the amended complaint. On January 15, 2010, the parties participated in mediation.

On July 20, 2009, counsel to Bill Kornfeld and Edward Lapinski sent a letter to the Company demanding that the Board of Directors remedy alleged breaches of fiduciary duty by the directors in connection with the sale of a portion of FBR Capital Markets stock to FBR Capital Markets on May 20, 2009. The letter alleges that this sale was completed pursuant to an inappropriate process and resulted in an inadequate price. The letter states that the shareholders will file a lawsuit bringing derivative claims if the Company’s Board of Directors does not take the demanded action within a reasonable period of time. The Company’s Board of Directors established a special committee of independent directors to conduct a review and evaluation of the allegations in the letter and make a final decision concerning whether maintenance of the claims was in the Company’s best interests. The special committee concluded that maintenance of the claims was not in the Company’s best interests. Pursuant to the Stipulation of Settlement referenced above, Kornfield and Lapinski have also agreed to release the claims referenced in their July 20, 2009 letter demand.

Based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

8.	Equity:

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors, in its sole discretion, approves the payment of dividends. The Board of Directors approved and the Company declared and paid the following dividends during 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

The Company did not declare or pay out dividends on our Class A or Class B common stock during 2009.

Share Repurchases

From time to time, the Company repurchased shares of its Class A common stock under a share repurchase program originally authorized by the Board of Directors in April 2003 (the “2003 Repurchase Program”), pursuant to which the Company was authorized to repurchase up to 5,000,000 shares of its Class A common stock from time to time. On July 28, 2010, the Board of Directors replaced the 2003 Repurchase Program, which had remaining authorization for the repurchase of up to 3,782,841 shares, with a new share repurchase program (the “2010 Repurchase Program”) in order to better position the Company to continue share repurchases while preserving its ability to use its NCL and NOL carryforwards. Under the 2010 Repurchase Program, the Company was authorized to repurchase up to 500,000 shares of its Class A common stock.

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

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	September 30, 2010
	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Shares Repurchased	193,824	—	222,846	—
Total Cost	$3,851	—	$4,399	—
Average Price	19.84	—	19.71	—

As of September 30, 2010, 277,154 shares of Class A common stock remain available for repurchases under the 2010 Repurchase Program.

9.	Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (FASB) issued amended accounting principles related to accounting for fair value measurements and disclosures. This amendment improves the disclosure requirements related to fair value measurements and disclosures. The Company adopted this guidance as of June 30, 2010. The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements.

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

In June 2009, the FASB issued amended accounting principles related to the consolidation of variable-interest entities. This amendment replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. The amendment was effective as of January 1, 2010 for the Company. The Company’s adoption of the amendment did not have a significant impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (Arlington Asset), formerly known as Friedman Billings Ramsey Group, Inc., and its subsidiaries. This discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Prior to May 20, 2009, we consolidated the results of operations of FBR Capital Markets Corporation, our former majority owned subsidiary because we owned 56% of the outstanding shares of FBR Capital Markets’ common stock. During 2009, we liquidated all of our interest in FBR Capital Markets, resulting in no remaining holdings in FBR Capital Markets as of October 28, 2009. As a result, effective October 28, 2009, we reported the results of operations of FBR Capital Markets and its subsidiaries as discontinued operations in accordance with the accounting guidance provided for the impairment or disposal of long-lived assets.

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

Executive Summary

We had net income of $5.2 million, or $0.65 per share (diluted), for the three months ended September 30, 2010. As of September 30, 2010, the Company’s book value per share was $25.02.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculate non-GAAP core operating income for the quarter ended September 30, 2010. Our core operating income for the three months ended September 30, 2010 was $7.7 million. In determining core operating income, we excluded non-recurring costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of mortgage-backed securities (“MBS”) purchase discounts adjusted for principal repayments in excess of proportionate invested capital, and (3) unrealized mark-to-market adjustments on the trading MBS and interest rate hedge instruments. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on the performance of the Company and provides additional clarity around the Company’s forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to core operating income for the following periods (dollars in thousands):

	September 30, 2010
	Three Months Ended	Nine Months Ended
GAAP net income	$5,156	$18,555
Adjustments:
Non-recurring costs(1)	(610)	(436)
Stock compensation	702	2,646
Net unrealized mark-to-market loss on trading MBS and interest rate hedge instruments	3,036	3,744
Adjusted interest related to purchase discount accretion / premium amortization(2)	(630)	(1,006)

Non-GAAP core operating income	$7,654	$23,503

(1)	Non-recurring costs represents the effect of professional costs and income tax effects related to activities that are non-recurring in nature.
(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

As of September 30, 2010, our private-label MBS portfolio consisted of $373.0 million in face value with an amortized cost basis of $178.8 million, was fair valued at $220.2 million and had $187.4 million in unaccreted purchase discount. During the three and nine months ended September 30, 2010, we recognized net interest income of $8.1 million and $23.8 million, respectively, representing a respective 18.0% and 18.4% annualized yield, including coupon and accretion of purchase discount, from our private-label MBS portfolio. Previously, our agency-backed MBS portfolio was structured to substantially eliminate market price risk and had a nominal impact on income. However, during the three months ended September 30, 2010, we completed the migration of our agency-backed MBS portfolio to a position in which our funding is hedged with Eurodollar futures to mitigate interest rate risk. These Eurodollar futures mature through September 30, 2015 and have a weighted average rate of 2.58% as of September 30, 2010. As of September 30, 2010, we owned $163.3 million in fair value of securities in our leveraged agency-backed MBS portfolio.

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represents interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses first, if any, however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 10% credit enhancement, which provides protection to our invested capital in addition to our purchase discount.

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

Based on our estimates of the expected cash flows associated with our discounted private-label MBS, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that we are entitled to earn which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of September 30, 2010, we designated $4.9 million as a credit reserve of the $187.4 million purchase discount on such securities.

We have been and will continue to evaluate the potential impact of recent developments related to foreclosure suspensions, affidavit errors, and various state and federal government actions on the market price of MBS and related derivative securities. While it is predictably difficult to foresee the short-term and long-term impact from the foreclosure issues given all the uncertainties, we anticipate the current foreclosure issues to not have a material negative effect on our overall position and results of operations at this time.

In our private-label MBS, we have continued to benefit from the increased allocation of capital to re-REMIC mezzanine securities as well as an average purchase price basis of 50% of face value. Continued expectations of stabilization and improvement in housing, increased liquidity and available leverage have raised prices for private-label MBS, particularly among re-REMIC mezzanine securities. Our re-REMIC securities are predominantly held in the subordinate tranches and we will continue to closely monitor the performance of these securities. We believe we have constructed a private-label MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS including agency-backed MBS and may re-allocate our portfolio at any time based on management’s view of the market. We will continue to seek to identify potential opportunities to strengthen our position and to maximize return to our shareholders.

The following is a summary of our income statement for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net interest income	$9,826	$3,409	$28,573	$4,304
Other (loss) income, net	(2,092)	29,566	632	161,920
Other expenses	3,138	4,987	10,849	31,657

Income from continuing operations before income taxes	4,596	27,988	18,356	134,567
Income tax (benefit) provision	(560)	3,584	(199)	12,029

Income from continuing operations	5,156	24,404	18,555	122,538
Income (loss) from discontinued operations, net of taxes	—	18,033	—	(22,153)

Net income	5,156	42,437	18,555	100,385
Net loss attributable to noncontrolling interests	—	—	—	(11,459)

Net income attributable to Arlington Asset Investment Corp. shareholders	$5,156	$42,437	$18,555	$111,844

For the three months ended September 30, 2010, our income from continuing operations was $5.2 million compared to $24.4 million for the three months ended September 30, 2009. Our income from continuing operations includes net interest income of $9.8 million for the three months ended September 30, 2010 compared to $3.4 million for the three months ended September 30, 2009. Our other expenses decreased to $3.1 million during the three months ended September 30, 2010 compared to $5.0 million for the three months ended September 30, 2009, primarily as a result of our effort to reduce expenses. Our net income attributable to the shareholders of Arlington Asset Investment Corp. for the three months ended September 30, 2009 included income from discontinued operations of $18.0 million.

For the nine months ended September 30, 2010, our income from continuing operations was $18.6 million compared to $122.5 million for the nine months ended September 30, 2009. Our income from continuing operations includes net interest income of $28.6 million for the nine months ended September 30, 2010 compared to $4.3 million and gain on extinguishment of long-term debt of $160.4 million for the nine months ended September 30, 2009. Our other expenses decreased to $10.8 million during the nine months ended September 30, 2010 compared to $31.7 million for the nine months ended September 30, 2009, primarily as a result of a $5.6 million reduction in compensation and benefits primarily related to a $1.9 million reduction in bonus accrual and a $3.2 million reduction in non-cash compensation amortization of restricted stock and our effort to reduce operating expenses in all categories and a $12.8 million reduction in expenses associated with professional services and business development, including a $7.8 million elimination in 2010 of costs that were attributable to the FBR Open. Our net income attributable to the shareholders of Arlington Asset Investment Corp. for the nine months ended September 30, 2009 included a loss from discontinued operations of $10.7 million. The following provides analysis of our continuing operations for the three and nine months ended September 30, 2010.

Principal Investing

As of September 30, 2010, our principal investing activity consisted primarily of investments in non-agency or private-label MBS and a leveraged portfolio of agency-backed MBS.

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

As of September 30, 2010, the average purchase price of these private-label MBS was 49.55% of par value with a weighted average coupon of 5.59%.

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of September 30, 2010 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$155,469	$163,151
Available-for-sale
Agency-backed MBS
Fannie Mae	182	193
Private-label MBS
Senior securities	74,677	57,071
Re-REMIC securities	298,309	163,139
Other mortgage related assets	260,199	3,752

Total	$788,836	$387,306

Income from Continuing Operations

Our income from continuing operations consists primarily of net interest income, net investment gain, dividends from investments and investment fund earnings.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings and long-term debt securities. Interest expense also includes costs of subordinated credit lines, bank deposits and other financing, when used.

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

Other operating expenses include professional liability and property insurance, directors fees including cash and stock awards, printing and copying, business licenses and taxes, offices supplies, penalties and fees, charitable contributions and other miscellaneous office expenses.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

We reported net income attributable to Arlington Asset Investment Corp. shareholders of $5.2 million for the three months ended September 30, 2010 compared to $42.4 million for the three months ended September 30, 2009 and included the following results for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,
	2010	2009
Interest income	$10,150	$3,719
Interest expense	324	310

Net interest income	9,826	3,409
Other (loss) income, net
Investment (loss) gain	(2,089)	1,588
Gain on extinguishment of long-term debt	—	27,982
Other loss	(3)	(4)

Total other (loss) income, net	(2,092)	29,566
Other expenses	3,138	4,987

Income from continuing operations before income taxes	4,596	27,988
Income tax (benefit) provision	(560)	3,584

Income from continuing operations	5,156	24,404
Income from discontinued operations, net of taxes	—	18,033

Net income attributable to Arlington Asset Investment Corp. shareholders	$5,156	$42,437

Net income attributable to Arlington Asset Investment Corp. shareholders decreased $37.2 million (87.7%) from net income of $42.4 million for the three months ended September 30, 2009 to net income of $5.2 million for the three months ended September 30, 2010 due to the following changes:

Net interest income increased $6.4 million from $3.4 million in the three months ended September 30, 2009 to $9.8 million in the three months ended September 30, 2010. The increase is the result of fully deploying our investable capital to our MBS portfolio.

Total other (loss) income decreased $31.7 million from income of $29.6 million in the three months ended September 30, 2009 to a loss of $2.1 million in the three months ended September 30, 2010. During the three months ended September 30, 2009, we extinguished $35.0 million of long term debt at a gain of $28.0 million. There was no similar debt reduction during the three months ended September 30, 2010. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	For the Three Months Ended September 30,
	2010	2009
Net interest income	$9,972	$3,605
Net investment (loss) gain	(2,089)	1,588

	$7,883	$5,193

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	For the Three Months Ended September 30,
	2010			2009
	Average Balance	Income (Expense)	Yield/ Cost	Average Balance	Income (Expense)	Yield/ Cost
MBS	$341,817	$10,133	11.76%	$166,271	$3,717	8.87%
Other investments	484	17	13.71%	—	—	—

	$342,301	10,150	11.86%	$166,271	3,717	8.87%

Other(1)		—			2

		10,150			3,719
Repurchase agreements	$168,806	(178)	(0.41)%	$100,575	(114)	(0.44)%

Net interest income/spread		$9,972	11.45%		$3,605	8.43%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio from the three months ended September 30, 2009 to the three months ended September 30, 2010 and related increase in net interest income by $6.4 million from the same periods in 2009 to 2010 was due to the repositioning of the portfolio as discussed above. Interest income from other investments represents interest on interest-only MBS securities.

For the three months ended September 30, 2010 and 2009, we realized net investment loss of $2.1 million and a net investment gain of $1.6 million, respectively. The following table summarizes the components of net investment (loss) gain for the periods indicated (dollars in thousands):

	For the Three Months Ended September 30,
	2010	2009
Realized gains on sale of available-for-sale investments, net	$1,942	$1,822
Available-for-sale and cost method securities—other-than-temporary impairments	—	(86)
Losses on trading investments, net	(1,235)	—
Gains (losses) from investment funds	5	(399)
Loss from derivative instruments	(2,800)	—
Other, net	(1)	251

	$(2,089)	$1,588

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the three months ended September 30, 2010 and 2009.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, the Company recorded $0.1 million of other-than-temporary impairment losses during the three months ended September 30, 2009. No other-than-temporary impairment charges relating to marketable equity securities and cost method investments were recorded for the three months ended September 30, 2010.

The realized gains on sale of available-for-sale investments, net, recognized for the three months ended September 30, 2010 were primarily the result of sales of $24.0 million in MBS at a net gain of $1.9 million as compared to the result of sales of $230.6 million in MBS at a net gain of $1.4 million for the three months ended September 30, 2009.

The losses on trading investments, net, recognized for the three months ended September 30, 2010 were primarily the result of realized net losses of $0.5 million from sales of trading investments and mark-to-market loss adjustments of our trading MBS portfolio of $0.7 million.

Loss from derivative instruments recognized for the three months ended September 30, 2010 was the result of realized net losses on mark-to-market adjustments of our Eurodollar futures contracts. There were no derivative related transactions during the three months ended September 30, 2009.

Other net investment gains (losses) primarily includes miscellaneous activities related to various investment portfolios such as liquidation proceeds on previously impaired investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs decreased to $0.1 million for the three months ended September 30, 2010 from $0.2 million for the three months ended September 30, 2009 as a result of extinguishments of the related debt in 2009.

Other expenses decreased by $1.9 million (38.0%) from $5.0 million for the three months ended September 30, 2009 to $3.1 million for the three months ended September 30, 2010 as a result of our effort to reduce operating expenses in all categories, especially in professional services, insurance, and business development, including elimination in 2010 of costs that were attributable to the FBR Open.

Total income tax benefit increased from a provision of $3.6 million for the three months ended September 30, 2009 to a benefit of $0.6 million for the three months ended September 30, 2010. The tax benefit for the three months ended September 30, 2010 is a result of a 2009 tax return reconciliation and refund, offset by interest accrued on uncertain tax positions. Our effective tax rate was (12.2%) for the three months ended September 30, 2010 as compared to 12.8% for the same period in 2009. The effective tax rates for the three months ended September 30, 2010 and 2009 represent adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and liabilities and the gain recognized from the extinguishment of trust preferred debt during the three and nine months ended September 30, 2009.

Results of Operations

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

We reported net income attributable to Arlington Asset Investment Corp. shareholders of $18.6 million for the nine months ended September 30, 2010 compared to $111.8 million for the nine months ended September 30, 2009 and included the following results for the periods indicated (dollars in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Interest income	$29,401	$7,708
Interest expense	828	3,404

Net interest income	28,573	4,304
Other income, net
Investment gain	642	1,632
Gain on extinguishment of long-term debt	—	160,435
Other loss	(10)	(147)

Total other income, net	632	161,920
Other expenses	10,849	31,657

Income from continuing operations before income taxes	18,356	134,567
Income tax (benefit) provision	(199)	12,029

Income from continuing operations	18,555	122,538
Loss from discontinued operations, net of taxes	—	(22,153)

Net income	18,555	100,385
Net loss attributable to noncontrolling interests	—	(11,459)

Net income attributable to Arlington Asset Investment Corp. shareholders	$18,555	$111,844

Net income attributable to Arlington Asset Investment Corp. shareholders decreased $93.2 million (83.4%) from $111.8 million for the nine months ended September 30, 2009 to $18.6 million for the nine months ended September 30, 2010 due to the following changes:

We recorded a $160.4 million gain on extinguishment of $236.7 million in long-term debt for the nine months ended September 30, 2009. There were no such extinguishments for the nine months ended September 30, 2010.

Net interest income increased $24.3 million from $4.3 million in the nine months ended September 30, 2009 to $28.6 million in the nine months ended September 30, 2010. The increase is the result of fully deploying our investable capital to our MBS portfolio.

Investment gain decreased $1.0 million from $1.6 million in the nine months ended September 30, 2009 to $0.6 million in the nine months ended September 30, 2010. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Net interest income	$28,996	$7,182
Net investment gain	642	1,632
Dividend income	—	108

	$29,638	$8,922

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Income (Expense)	Yield/ Cost	Average Balance	Income (Expense)	Yield/ Cost
MBS	$325,740	$29,384	12.06%	$116,643	$7,579	8.69%
Other investments	161	17	41.13%	—	—	—

	$325,901	29,401	12.03%	$116,643	7,579	8.69%

Other(1)		—			21

		29,401			7,600
Repurchase agreements	$153,128	(405)	(0.35)%	$84,060	(418)	(0.66)%

Net interest income/spread		$28,996	11.68%		$7,182	8.03%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 and related increase in net interest income by $21.8 million from the same periods in 2009 to 2010 was due to the repositioning of the portfolio as discussed above. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we realized net investment gain of $0.6 million for the nine months ended September 30, 2010 compared to $1.6 million for the nine months ended September 30, 2009. The following table summarizes the components of net investment gain (dollars in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Realized gains on sale of available-for-sale investments, net	$7,288	$3,087
Available-for-sale and cost method securities—other-than-temporary impairments	—	(1,086)
Losses on trading investments, net	(2,752)	—
Gains (losses) from investment funds	5	(946)
Loss from derivative instruments	(4,688)	—
Other, net	789	577

	$642	$1,632

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the nine months ended September 30, 2010 and 2009.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recognized other-than-temporary impairment charges of $1.1 million relating to marketable equity securities and cost method investments for the nine months ended September 30, 2009. No other-than-temporary impairment charges were recognized for the nine months ended September 30, 2010.

The gains on sale of available-for-sale investments, net, recognized for the nine months ended September 30, 2010 were primarily the result of sales of $230.5 million in MBS at a net gain of $7.3 million as compared to realized gains recognized for the nine months ended September 30, 2009 which were primarily the result of sales of $354.2 million in MBS at a net gain of $2.7 million.

The losses on trading investments, net, recognized for the nine months ended September 30, 2010 were primarily the result of realized net losses of $4.6 million from sales of trading investments offset by realized net gains on mark-to-market adjustments of our trading MBS portfolio of $1.8 million.

Loss from derivative instruments recognized for the nine months ended September 30, 2010 was the result of realized net losses on mark-to-market adjustments of our Eurodollar futures contracts. There were no derivative related transactions during the nine months ended September 30, 2009.

Other net investment gain primarily includes miscellaneous activities related to various investment portfolios such as liquidation proceeds on previously impaired investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs decreased to $0.4 million for the nine months ended September 30, 2010 from $3.0 million for the nine months ended September 30, 2009 as a result of extinguishments as discussed above.

Other expenses decreased by $20.9 million (65.9%) from $31.7 million for the nine months ended September 30, 2009 to $10.8 million for the nine months ended September 30, 2010, primarily as a result of significant reductions in compensation and benefits related to reduction in bonus accrual and non-cash compensation amortization of restricted stock and our effort to reduce operating expenses in all categories and a reduction in expenses associated with professional services and business development, including elimination in 2010 of costs that were attributable to the FBR Open.

The total income tax benefit increased from a provision of $12.0 million for the nine months ended September 30, 2009 to a benefit of $0.2 million for the nine months ended September 30, 2010 due to the gain on extinguishment of trust preferred debt recognized in the nine months ended September 30, 2009. Our effective tax rate was (1.1%) for the nine months ended September 30, 2010 as compared to 8.9% for the same period in 2009. The effective tax rates for the nine months ended September 30, 2010 and 2009 reflect adjustments to statutory tax rates primarily due to valuation allowances recognized on deferred tax assets and the gain recognized from the extinguishment of trust preferred debt during the nine months ended September 30, 2009.

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

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock or debt securities. Funding for agency MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties and we have observed increased availability for funding for private-label MBS through repurchase agreements. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of September 30, 2010.

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

Cash Flows

As of September 30, 2010, our cash and cash equivalents from continuing operations totaled $8.2 million, representing a net decrease in the balance of $1.9 million from $10.1 million as of December 31, 2009. The cash provided from operating activities of $8.1 million was attributable primarily to net income and increase in liabilities. The cash used in investing activities of $38.1 million relates primarily to purchase of MBS, net of sales of MBS. The cash provided by financing activities of $28.1 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio.

Sources of Funding

We believe that our existing cash balances, investment in private-label MBS, net investments in agency-backed MBS, cash flows from operations, borrowing capacity and other sources of liquidity will be sufficient to meet our cash requirements for at least the next 12 months. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. However, we may be required to sell our assets at depressed prices.

As of September 30, 2010, our liabilities totaled $274.5 million. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035, and are currently redeemable by us, in whole or in part, without penalty. As of September 30, 2010, we had $15.9 million of total long-term debt.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of September 30, 2010, the weighted average interest rate under these agreements was 0.41%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Bond Market Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	September 30, 2010	December 31, 2009
Outstanding balance	$164,584	$126,830
Weighted-average rate	0.41%	0.27%
Weighted-average term to maturity	14.3 days	40.6 days
Maximum amount outstanding at any month-end during the year	$176,244	$126,830

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, and other investments. As of September 30, 2010, liquid assets consisted primarily of cash and cash equivalents of $8.2 million, and net investments in MBS of $222.7 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $313.6 million at December 31, 2009 to $465.6 million as of September 30, 2010. The increase in total assets reflects the increase in our MBS portfolio.

As of September 30, 2010, the total par and fair value of the MBS portfolio was $560.7 million and $383.6 million, respectively. As of September 30, 2010, the weighted average coupon of the portfolio was 5.35%.

Dividends

On September 20, the Company’s Board of Directors approved a $0.60 dividend for the third quarter of 2010. The dividend was paid on October 29, 2010 to shareholders of record on September 30, 2010. The Company recorded the dividend payable as of September 30, 2010.

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

Based on the expected cash flows, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that we are entitled to earn which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of and for the three months ended September 30, 2010, we designated $4.9 million as credit reserve on such securities which is net of a $0.6 million reclassification from credit reserve to accretable discount as a result of improvements in actual and projected performance of the securities.

The following table represents certain statistics of our non-agency MBS portfolio as of and for three months ended September 30, 2010:

	Senior Securities	Re-REMIC Securities	Total
Yield (% of Amortized Cost)	16.0%	19.1%	18.2%
Average cost (% of Face Value)	65.1%	43.7%	48.0%
Weighted Average Coupon	5.1%	5.7%	5.6%
Delinquencies Greater Than 60 Plus Days	27.4%	17.1%	19.9%
Credit Enhancement	14.2%	8.0%	9.7%
Severity (Three Months Average)	44.7%	42.0%	42.7%
Constant Prepayment Rate (Three Months Average)	15.2%	15.6%	15.5%

Key credit and prepayment measures in our non-agency MBS portfolio continued a positive trend during the three months ended September 30, 2010. Total 60 day plus delinquencies in the Company’s non-agency MBS portfolio declined to 19.9% at September 30, 2010 from 20.8% at June 30, 2010 and trailing three month average loss severities on liquidated loans declined to 42.7% at September 30, 2010 from 42.8% at June 30, 2010.

The table that follows shows the expected change in fair value for our current MBS related to our principal investing activities under several hypothetical credit loss scenarios. As required under GAAP, our private-label MBS are classified as Level 3 assets of the fair value hierarchy and are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates, from those used as our valuation assumptions, would have on the value of our total assets and our book value as of September 30, 2010. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	Value at September 30, 2010	Value at September 30, 2010 with 10% Increase in Default Rate	Percent Change	Value at September 30, 2010 with 10% Decrease in Default Rate	Percent Change	Value at September 30, 2010 with 10% Increase in Loss Severity Rate	Percent Change	Value at September 30, 2010 with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$383,554	$379,748	(0.99)%	$387,292	0.97%	$376,489	(1.84)%	$390,333	1.77%
Other	82,067	82,067	—	82,067	—	82,067	—	82,067	—

Total assets	$465,621	$461,815	(0.82)%	$469,359	0.80%	$458,556	(1.52)%	$472,400	1.46%

Liabilities	$274,497	$274,497	—	$274,497	—	$274,497	—	$274,497	—
Equity	191,124	187,318	(1.99)%	194,862	1.96%	184,059	(3.70)%	197,903	3.55%

Total liabilities and equity	$465,621	$461,815	(0.82)%	$469,359	0.80%	$458,556	(1.52)%	$472,400	1.46%

Book value per share	$25.02	$24.52	(1.99)%	$25.51	1.96%	$24.10	(3.70)%	$25.91	3.55%

Interest Rate Risk

Leveraged MBS

We are also subject to interest-rate risk as a result of our principal investment activities. Through our principal investment activities, we invest in agency-backed MBS and finance these investments with repurchase agreements which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations primarily through the use of interest rate swaps and Eurodollar futures. The counterparties to the Company’s derivative agreements at September 30, 2010 are U.S. financial institutions. The Company assesses and monitors the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at September 30, 2010.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 0.85 in a rising interest rate environment and 0.64 in a declining interest rate environment.

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

	Value at September 30, 2010	Value at September 30, 2010 with 100 basis point increase in interest rates	Percent Change	Value at September 30, 2010 with 100 basis point decrease in interest rates	Percent Change
Assets
MBS	$383,554	$380,294	(0.85)%	$386,009	0.64%
Other	82,067	82,067	—	82,067	—

Total assets	$465,621	$462,361	(0.70)%	$468,076	0.53%

Liabilities
Repurchase agreements	$164,584	$164,584	—	$164,584	—
Derivative liability	4,597	872	(81.03)%	8,322	81.03%
Other	105,316	105,316	—	105,316	—

Total liabilities	274,497	270,772	(1.36)%	278,222	1.36%
Equity	191,124	191,589	0.24%	189,854	(0.66)%

Total liabilities and equity	$465,621	$462,361	(0.70)%	$468,076	0.53%

Book value per share	$25.02	$25.08	0.24%	$24.86	(0.66)%

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

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of September 30, 2010 (dollars in thousands, except per share amounts).

	Value at September 30, 2010	Value of Equity at September 30, 2010 with 10% Increase in Price	Percent Change	Value of Equity at September 30, 2010 with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$2,105	$2,316	10.00%	$1,894	(10.00)%
Other	463,516	463,516	—	463,516	—

Total assets	$465,621	$465,832	0.05%	$465,410	(0.05)%

Liabilities	$274,497	$274,497	—	$274,497	—
Equity	191,124	191,335	0.11%	190,913	(0.11)%

Total liabilities and equity	$465,621	$465,832	0.05%	$465,410	(0.05)%

Book value per share	$25.02	$25.05	0.11%	$25.00	(0.11)%

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Related to a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, the parties executed a Stipulation of Settlement dated August 9, 2010, which was filed for approval with the Circuit Court of Arlington County, Virginia. On September 24, 2010, the Circuit Court entered an Order Preliminarily Approving Derivative Settlement and Providing for Notice. A hearing is scheduled for December 10, 2010 on the parties’ request for final approval.

On September 16, 2008, a shareholder derivative action captioned Kornfeld, et al. v. Billings, et al., No. 08-1144, was filed in the Circuit Court of Arlington County, Virginia, by Bill Kornfeld and Edward Lapinski, two purported shareholders of our company. We were named as a nominal defendant along with certain current and former officers and directors as individual defendants. The complaint asserts claims under Virginia law against the individual defendants for breach of fiduciary duty and against certain of the individual defendants for unjust enrichment in connection with certain decisions concerning executive compensation. Our Board of Directors established a special committee to conduct a review and evaluation of the plaintiffs’ allegations and make a final decision concerning whether maintenance of the litigation was in our best interests. The special committee concluded that the litigation was not in our best interests. On December 8, 2008, we moved to dismiss the shareholder derivative action based on the special committee’s recommendation and the individual defendants filed demurrers. On March 5, 2009, the court denied the individual defendants’ demurrers, granted the plaintiffs’ motion for certain discovery and denied our motion to dismiss with leave to renew the motion following discovery. On July 24, 2009, the plaintiffs filed an amended complaint. The amended complaint contains allegations similar to those in the original complaint and adds a cause of action against certain of the individual defendants for waste. On August 14, 2009, we filed an answer to the amended complaint and the individual defendants filed a demurrer to the amended complaint. On January 15, 2010, the parties participated in mediation.

On July 20, 2009, counsel to Bill Kornfeld and Edward Lapinski sent a letter to us demanding that the Board of Directors remedy alleged breaches of fiduciary duty by the directors in connection with the sale of a portion of our FBR Capital Markets stock to FBR Capital Markets on May 20, 2009. The letter alleges that this sale was completed pursuant to an inappropriate process and resulted in an inadequate price. The letter states that the shareholders will file a lawsuit bringing derivative claims if our Board of Directors does not take the demanded action within a reasonable period of time. Our Board of Directors established a special committee of independent directors to conduct a review and evaluation of the allegations in the letter and make a final decision concerning whether maintenance of the claims was in our best interests. The special committee concluded that maintenance of the claims was not in our best interests. Pursuant to the Stipulation of Settlement referenced above, Kornfield and Lapinski have also agreed to release the claims referenced in their July 20, 2009 letter demand.

Based on management’s review with counsel, resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

As of September 30, 2010, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information on the Company’s share repurchases during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2010	—	$—	—	—
August 1 to August 31, 2010	174,616	19.68	174,616	296,362
September 1 to September 30, 2010	19,208	21.28	19,208	277,154

Total	193,824	$19.84	193,824	277,154

(1)

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

During the three months ended September 30, 2010, the Company repurchased 193,824 shares of its Class A common stock at an average price of $19.84 per share and a total cost of $3.9 million. During the nine months ended September 30, 2010, the Company repurchased 222,846 shares of its Class A common stock at an average price of $19.71 per share and a total cost of $4.4 million.

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

Date: November 5, 2010

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