Form 10-Q
period 2011-03-31
Arlington Asset Investment Corp.
filed 2011-04-29
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 28, 2011:

Title	Outstanding
Class A Common Stock	7,084,740 shares
Class B Common Stock	566,112 shares

ARLINGTON ASSET INVESTMENT CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Index

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$20,319	$12,412
Receivables
Interest	3,488	2,345
Other	557	219
Mortgage-backed securities, at fair value
Available-for-sale	201,489	252,909
Trading	558,874	174,055
Other investments	3,280	8,287
Derivative assets, at fair value	1,270	—
Deposits	13,658	4,748
Prepaid expenses and other assets	373	358
Total assets	$803,308	$455,333

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$538,049	$190,220
Interest payable	241	187
Accrued compensation and benefits	4,310	7,201
Dividend payable	5,808	4,655
Derivative liabilities, at fair value	4,345	2,398
Purchased securities payable	—	2,555
Accounts payable, accrued expenses and other liabilities	15,667	16,373
Long-term debt	15,000	15,000
Total liabilities	583,420	238,589

Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 7,084,740 and 7,106,330 shares issued and outstanding, respectively	71	71
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,112 shares issued and outstanding	6	6
Additional paid-in capital	1,505,378	1,505,971
Accumulated other comprehensive income, net of taxes	53,251	63,495
Accumulated deficit	(1,338,818)	(1,352,799)
Total equity	219,888	216,744
Total liabilities and equity	$803,308	$455,333

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income	$12,495	$9,202

Interest expense
Interest on short-term debt	317	90
Interest on long-term debt	115	138
Total interest expense	432	228
Net interest income	12,063	8,974
Other income, net
Investment gain, net	11,224	353
Other loss	(3)	(4)
Total other income, net	11,221	349
Operating income before other expenses	23,284	9,323
Other expenses
Compensation and benefits	2,436	2,920
Professional services	123	670
Business development	32	20
Occupancy and equipment	96	116
Communications	46	54
Other operating expenses	295	805
Total other expenses	3,028	4,585
Income before income taxes	20,256	4,738
Income tax provision	471	112
Net income	$19,785	$4,626

Basic earnings per share	$2.58	$0.60
Diluted earnings per share	$2.58	$0.59
Dividends declared per share	$0.75	$0.35
Weighted average shares outstanding (in thousands)
Basic	7,661	7,733
Diluted	7,681	7,879

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Comprehensive Income

Balances, December 31, 2009	7,352,774	$74	566,112	$6	$1,507,394	$7,015	$(1,364,476)	$150,013
Net income	—	—	—	—	—	—	26,586	26,586	$26,586
Issuance of Class A common stock	4,353	—	—	—	447	—	—	447	—
Repurchase of Class A common stock	(243,815)	(2)	—	—	(4,901)	—	—	(4,903)	—
Forfeitures of Class A common stock	(6,982)	(1)	—	—	(122)	—	—	(123)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	3,153	—	—	3,153	—
Other comprehensive income:
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	56,480	—	56,480	56,480
Comprehensive income									$83,066
Dividends declared	—	—	—	—	—	—	(14,909)	(14,909)
Balances, December 31, 2010	7,106,330	71	566,112	6	1,505,971	63,495	(1,352,799)	216,744
Net income	—	—	—	—	—	—	19,785	19,785	$19,785
Issuance of Class A common stock	14,000	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(8,910)	—	—	—	(230)	—	—	(230)	—
Forfeitures of Class A common stock	(26,680)	—	—	—	(754)	—	—	(754)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	391	—	—	391	—
Other comprehensive income:
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(10,244)	—	(10,244)	(10,244)
Comprehensive income									$9,541
Dividends declared	—	—	—	—	—	—	(5,804)	(5,804)
Balances, March 31, 2011	7,084,740	$71	566,112	$6	$1,505,378	$53,251	$(1,338,818)	$219,888

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$19,785	$4,626
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Net investment gain	(11,224)	(353)
Net (discount)/premium (accretion)/amortization on mortgage-backed securities	(4,061)	(2,904)
Depreciation and amortization	12	9
Other	391	1,186
Changes in operating assets
Interest receivable	(1,143)	(186)
Other receivables	(337)	(234)
Prepaid expenses and other assets	(8,937)	2,720
Changes in operating liabilities
Accounts payable and accrued expenses	(431)	3,844
Purchased securities payable	(2,555)	—
Accrued compensation and benefits	(2,892)	223

Net cash (used in) provided by operating activities	(11,392)	8,931

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(10,978)	(48,160)
Purchases of trading mortgage-backed securities	(495,974)	(144,494)
Proceeds from sales of available-for-sale mortgage-backed securities	62,030	155,638
Proceeds from sales of trading mortgage-backed securities	105,603	—
Receipt of principal payments on available-for-sale mortgage-backed securities	5,733	8,897
Receipt of principal payments on trading mortgage-backed securities	6,862	219
Proceeds from derivatives and other investments	4,120	1,064
Other	(71)	13

Net cash used in investing activities	(322,675)	(26,823)

Cash flows from financing activities:
Proceeds from repurchase agreements, net	347,828	13,644
Dividends paid	(4,655)	—
Repayments of short-term debt	(970)	—
Repurchase of common stock	(229)	—

Net cash provided by financing activities	341,974	13,644

Net increase (decrease) in cash and cash equivalents	7,907	(4,248)
Cash and cash equivalents, beginning of period	12,412	10,123
Cash and cash equivalents, end of period	$20,319	$5,875

Supplemental cash flow information
Cash payments for interest	$378	$85
Cash payments for taxes	$115	$300

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Fair Value of Financial Instruments

The accounting principles related to fair value measurements define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs.  Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

Index

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

Derivative instruments—In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with ASC 815, Derivatives and Hedging (ASC 815).  The derivative instruments that trade in active markets or exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  Other derivative instruments are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations which are model-based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Other—Cash and cash equivalents, interest receivable, deposits, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,319	$20,319	$12,412	$12,412
Interest receivable	3,488	3,488	2,345	2,345
Non-interest bearing receivables	557	557	219	219
MBS
Agency-backed MBS	559,041	559,041	174,229	174,229
Private-label MBS
Senior securities	15,865	15,865	51,038	51,038
Re-REMIC securities	185,457	185,457	201,697	201,697
Derivative assets	1,270	1,270	—	—
Other investments	3,280	3,280	8,287	8,287
Deposits	13,658	13,658	4,748	4,748

Financial liabilities
Repurchase agreements	538,049	538,049	190,220	190,220
Interest payable	241	241	187	187
Short-term debt	—	—	970	970
Long-term debt	15,000	15,000	15,000	15,000
Derivative liabilities	4,345	4,345	2,398	2,398

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy financial instruments accounted for under ASC 820 as of March 31, 2011 and December 31, 2010. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Index

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2011
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$558,874	$—	$558,874	$—
Available-for-sale
Agency-backed MBS	167	—	167	—
Private-label MBS
Senior securities	15,865	—	—	15,865
Re-REMIC securities	185,457	—	—	185,457
Total available-for-sale	201,489	—	167	201,322
Total MBS	760,363	—	559,041	201,322
Derivative assets, at fair value	1,270	—	1,270	—
Derivative liabilities, at fair value	(4,345)	(3,861)	(484)	—
Interest-only MBS, at fair value	1,169	—	—	1,169
Total	$758,457	$(3,861)	$559,827	$202,491

	December 31, 2010
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$174,055	$—	$174,055	$—
Available-for-sale
Agency-backed MBS	174	—	174	—
Private-label MBS
Senior securities	51,038	—	—	51,038
Re-REMIC securities	201,697	—	—	201,697
Total available-for-sale	252,909	—	174	252,735
Total MBS	426,964	—	174,229	252,735
Eurodollar futures, at fair value	(2,398)	—	(2,398)	—
Interest-only MBS, at fair value	6,327	—	—	6,327
Total	$430,893	$—	$171,831	$259,062

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $202,491, or 25.21%, and $259,062, or 56.90%, of the Company’s total assets as of March 31, 2011 and December 31, 2010, respectively.

There were no significant transfers of securities in or out of Levels 1, 2 or 3 during the three months ended March 31, 2011 and 2010.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

As of March 31, 2011, the fair value of the Company’s Level 3, private-label MBS, available-for-sale was $201,322. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represents interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

Index

As of March 31, 2011, the Company’s senior securities and re-REMIC securities are collateralized by residential Prime and Alt-A mortgage loans and have a weighted-average original loan-to-value of 71%, weighted-average original FICO score of 727, weighted-average three month prepayment rate of 19% and weighted-average three-month loss severities of 48%. These underlying collateral loans have a weighted-average coupon rate of 5.90%. These securities are currently rated below investment grade. The significant inputs for the valuation model include the following weighted averages:

	March 31, 2011		December 31, 2010
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	7.02%	12.17%	7.46%	13.64%
Default rate	9.68%	5.76%	8.15%	6.22%
Loss severity rate	55.00%	41.57%	48.54%	42.10%
Prepayment rate	16.68%	14.95%	15.08%	15.15%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2011	$51,038	$201,697	$252,735
Total net gains (losses)
Included in earnings	3,472	7,209	10,681
Included in other comprehensive income	(5,226)	(4,144)	(9,370)
Purchases	330	10,648	10,978
Sales	(32,935)	(29,095)	(62,030)
Principal payoffs	(1,452)	(4,281)	(5,733)
Net accretion of discount	638	3,423	4,061
Ending balance, March 31, 2011	$15,865	$185,457	$201,322

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Three Months Ended March 31, 2010
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2010	$94,380	$64,308	$158,688
Total net gains (losses)
Included in earnings	1,085	456	1,541
Included in other comprehensive income	(762)	3,193	2,431
Purchases	9,045	39,115	48,160
Sales	(12,965)	(7,405)	(20,370)
Principal payoffs	(4,544)	(2,862)	(7,406)
Net accretion of discount	1,563	1,405	2,968
Ending balance, March 31, 2010	$87,802	$98,210	$186,012

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Gains and losses included in earnings for the three months ended March 31, 2011 and 2010 are reported in the following statement of operations line descriptions:

	Other Income, Net Investment Gain
	Three Months Ended March 31,
	2011	2010
Total gains included in earnings for the period	$10,681	$1,541

Change in unrealized gains relating to assets still held at reporting date	$—	$—

Index

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of March 31, 2011, these financial assets are classified within other investments category and represent the Company’s interest in non-public equity securities and investment funds.  For the three months ended March 31, 2011, the Company recorded a loss of $85 in the carrying value of these financial assets. For the three months ended March 31, 2010, there were no changes to the carrying value of these financial assets.

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	March 31, 2011					December 31, 2010
	Balance	Net Unamortized Premium (Discount)	Percent	Weighted Average Life	Weighted Average Rating(3)	Balance	Net Unamortized Premium (Discount)	Percent	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$358,492	$7,392	47.15%	4.8	AAA	$174,055	$7,329	40.77%	4.7	AAA
Freddie Mac	200,382	4,351	26.35%	4.6	AAA	—	—	—	—	—
Available-for-sale:
Agency-backed
Fannie Mae	167	—	0.02%	5.1	AAA	174	—	0.04%	3.3	AAA
Private-label
Senior securities	15,865	(6,940)	2.09%	5.4	CC	51,038	(20,812)	11.95%	5.6	CCC
Re-REMIC securities	185,457	(144,903)	24.39%	9.2	NR	201,697	(168,282)	47.24%	9.2	NR
	$760,363	$(140,100)	100.00%			$426,964	$(181,765)	100.00%

(1)
The Company’s MBS portfolio is primarily comprised of fixed-rate MBS at March 31, 2011 and adjustable-rate MBS at December 31, 2010. The weighted-average coupon of the MBS portfolio at March 31, 2011 and December 31, 2010 was 4.91% and 5.13%, respectively.

(2)	As of March 31, 2011 and December 31, 2010, the Company’s MBS investments with a fair value of $598,579 and $233,885, respectively, were pledged as collateral for repurchase agreements.
(3)
The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, however, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

During the three months ended March 31, 2011, the Company reallocated a portion of the capital to agency-backed MBS from its private-label MBS.  The Company has generally purchased private-label MBS at a discount. The Company, at minimum on a quarterly basis, estimates the future expected cash flows based on the Company’s observation of current information and events and applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact the Company’s estimates and its interest income.

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

Index

The following tables present the changes of the unamortized discount and designated credit reserves on available-for-sale, private-label MBS for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2011	$20,259	$553	$162,388	$5,894
Accretion of discount	(638)	—	(3,423)	—
Reclassifications, net	—	—	(1,291)	1,291
Acquisitions	131	—	4,174	—
Sales	(12,812)	(553)	(21,159)	(2,971)
Ending balance, March 31, 2011	$6,940	$—	$140,689	$4,214

	Three Months Ended March 31, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2010	$51,051	$2,503	$91,610	$4,897
Accretion of discount	(1,562)	—	(1,404)	—
Acquisitions	4,292	401	50,347	4,872
Sales	(9,337)	—	(13,866)	—
Ending balance, March 31, 2010	$44,444	$2,904	$126,687	$9,769

For the securities acquired during the three months ended March 31, 2011, the contractually required payments receivable was $31,958, the cash flow expected to be collected was $28,639, and the fair value at the acquisition date was $13,533.

The Company’s available-for-sale securities consist of MBS. In accordance with ASC 320, Debt and Equity Securities (ASC 320), the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	March 31, 2011
	Amortized Cost/ Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$156	$11	$—	$167
Private-label MBS
Senior securities	13,214	2,651	—	15,865
Re-REMIC securities	134,825	50,668	(36)	185,457
Total	$148,195	$53,330	$(36)	$201,489

(1)	The amortized cost of MBS includes unamortized net discounts of $151,843 at March 31, 2011.

	December 31, 2010
	Amortized Cost/ Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$163	$11	$—	$174
Private-label MBS
Senior securities	43,161	7,877	—	51,038
Re-REMIC securities	146,844	54,853	—	201,697
Total	$190,168	$62,741	$—	$252,909

(1)	The amortized cost of MBS includes unamortized net discounts of $181,765 at December 31, 2010.

The Company recorded no other-than-temporary impairments on MBS during the three months ended March 31, 2011 and 2010.

The following table presents the results of sales of MBS for the periods indicated:

Index

	Three Months Ended March 31,
	2011	2010
Proceeds from sale	$167,632	$155,638
Gross gain	11,001	1,665
Gross loss	128	910

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	March 31, 2011	December 31, 2010
Interest-only MBS	$1,169	$6,327
Non-public equity securities	975	975
Investment funds	1,136	985

Total other investments	$3,280	$8,287

3.	Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. As of March 31, 2011, the amount at risk related to $58,735 and $227,706 of repurchase agreements with Credit Suisse Securities USA LLC and MF Global, Inc., respectively, was $34,185, or 15.55%, and $13,015, or 5.92%, respectively, of the Company’s equity with a weighted average maturity of 24 and 13 days, respectively. As of December 31, 2010, the amount at risk related to $19,852 of repurchase agreements with Credit Suisse Securities USA LLC was $31,943, or 14.74%, of the Company’s equity with a weighted average maturity of 35 days. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and periods indicated:

	March 31, 2011	December 31, 2010
Outstanding balance	$538,049	$190,220
Value of assets pledged as collateral
Agency-backed MBS	546,164	174,055
Private-label MBS	52,415	59,830
Cash	—	1,300
Weighted-average rate	0.35%	0.53%
Weighted-average term to maturity	14.2 days	15.4 days

	March 31, 2011	March 31, 2010
Weighted-average outstanding balance during the three months ended	$321,850	$132,405
Weighted-average rate during the three months ended	0.39%	0.27%

Long-Term Debt

As of March 31, 2011 and December 31, 2010, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.05% and 3.04% as of March 31, 2011 and December 31, 2010, respectively. All of these borrowings mature between 2033 and 2035.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS.

During the three months ended March 31, 2011, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of operations. For the three months ended March 31, 2011, the Company recorded net losses of $2,547 on these derivatives. The Company had no derivative activities during the three months ended March 31, 2010. The Company held the following derivative instruments as of the dates indicated:

Index

	March 31, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures contacts(1)	$11,765,000	$(3,861)	$1,370,000	$(2,398)
Commitments to purchase and sell MBS(2)	243,408	608	—	—
MBS put option contracts(3)	60,000	178	—	—

(1)
The $11,765,000 total notional amount of Eurodollar futures contracts as of March 31, 2011 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2011 and 2016.  As of March 31, 2011, the Company maintained $13,658 as a deposit and margin against the open Eurodollar futures contracts.

(2)
The $243,408 total notional amount of commitments to purchase and sell MBS as of March 31, 2011 represents the forward commitment to purchase and/or sell fixed rate MBS securities with settlement dates in April 2011.

(3)	The $60,000 total notional amount of MBS put option contracts as of March 31, 2011 represents the accumulation of MBS put option contracts that expire in May and June of 2011.

5.	Income Taxes:

The total income tax provision for the three months ended March 31, 2011 and 2010 was $471 and $112, respectively. The Company generated pre-tax book income of $20,256 and $4,738 for the three months ended March 31, 2011 and 2010, respectively.

The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 2.3% and 2.4%, respectively. The effective tax rate during these periods was lower than the highest marginal tax rates due to the valuation allowance release related to the valuation allowance recorded against the net deferred tax assets. The net deferred tax assets, which are offset by a full valuation allowance, includes net operating losses (NOLs) which are available to offset the current and future taxable income. The Company recorded an expected tax liability for these periods due to taxable income for the three months ended March 31, 2011 and 2010 that is anticipated to be subject to the alternative minimum tax. Limitations prevent the Company from using its NOLs to fully offset its taxable income for alternative minimum tax purposes.  The Company expects to realize an additional portion of the tax benefits of NOLs in 2011, which are reflected in the Company’s projected effective tax rate for the year, along with a corresponding release of the valuation allowance previously recorded against these losses. The Company will continue to provide a valuation allowance against the other deferred tax assets to the extent the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

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

	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding (in thousands)
Common stock	7,661	7,661	7,733	7,733
Stock options and unvested restricted stock	—	20	—	146
Weighted average common and common equivalent shares outstanding	7,661	7,681	7,733	7,879
Net income applicable to common stock	$19,785	$19,785	$4,626	$4,626
Earnings per common share	$2.58	$2.58	$0.60	$0.59

The diluted earnings per share for the three months ended March 31, 2011 and 2010 did not include the antidilutive effect of 84,496 and 125,977 shares, respectively, of restricted stock units, stock options, and restricted stock.

7.	Commitments and Contingencies:

Litigation

As of March 31, 2011, the Company was not a defendant nor a plaintiff in any lawsuits or arbitrations nor involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company, from time to time, is involved in civil lawsuits and arbitration matters (together, litigation) relating to its business that are considered to be in the ordinary course. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations or liquidity in a future period.

Index

8.	Equity:

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date

March 31	$0.75	March 24	April 4	April 29

The Board of Directors approved and the Company declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

2004 Long-Term Incentive Plan

Restricted Stock

From time to time, the Company grants shares of restricted Class A common stock to employees under the Company’s 2004 Long-Term Incentive Plan (2004 Plan) that vest ratably over a three-year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. During the three months ended March 31, 2011, the Company granted 14,000 shares of such restricted Class A common stock at a weighted average share price of $27.66 per share. During the three months ended March 31, 2010, the Company did not grant any shares of such restricted Class A common stock.

As of March 31, 2011 and December 31, 2010, a total of 16,568 and 132,246 shares, respectively, of such restricted Class A common stock were outstanding with total unrecognized compensation cost related to unvested shares of $409 and $412, respectively. The total unrecognized cost is expected to be recognized over a weighted average period of 2.63 years.

For the three months ended March 31, 2011 and 2010, the Company recognized $368 and $1,109 of compensation expense related to this restricted stock, respectively.

Restricted Stock Units

Under the 2004 Plan, the Company may grant options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees to non-employee directors. All options, stock and RSUs awarded to non-employee directors are non-transferable other than by will or the laws of descent and distribution. The Board makes an annual grant of RSUs to the Company’s non-employee directors in connection with the annual meeting of shareholders.

On June 2, 2010, the day of the Company’s 2010 annual meeting of shareholders, each of the non-employee directors received an annual grant of 4,278 RSUs having an aggregate grant date fair value of $80, based on the closing sale price of the Class A common stock on the NYSE on June 1, 2010, which was $18.70.  The RSUs were granted pursuant to the 2004 Plan by reference to the terms of a predecessor plan, the Non-Employee Director Stock Compensation Plan.  In addition to the annual grant of RSUs, the Company also granted additional RSUs to the non-employee directors in lieu of certain cash payments for services as Lead Independent Director or as a chairman of one of the Board’s standing committees.

During the three months ended March 31, 2011, the Board appointed a new independent director to fill a newly created Board position.  Compensation for the new Board member included an award of 1,626 RSUs based on a share price at award date of $24.60, representing a proportionate share of the approved annual award.  No RSUs were awarded during the three months ended March 31, 2010.

Index

Share Repurchases

From time to time, the Company repurchases shares of its Class A common stock under a share repurchase program authorized by the Board of Directors in July 2010 (the 2010 Repurchase Program), pursuant to which the Company was authorized to repurchase up to 500,000 shares of its Class A common stock.

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

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Shares Repurchased	8,910	—
Total Cost	$229	—
Average Price	$25.70	—

As of March 31, 2011 and December 31, 2010, 247,275 and 256,185, respectively, shares of Class A common stock remain available for repurchases under the 2010 Repurchase Program.

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

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries. This discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The discussion of the Company’s consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Forward-Looking Statements” immediately following Item 4 of  Part I of this report on Form 10-Q.

Executive Summary

We had net income of $19.8 million, or $2.58 per share (diluted), for the three months ended March 31, 2011. As of March 31, 2011, the Company’s book value per share was $28.52.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculate non-GAAP core operating income for the three months ended March 31, 2011. Our core operating income for the three months ended March 31, 2011 was $18.5 million. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of mortgage-backed securities (MBS) purchase discounts adjusted for principal repayments in excess of proportionate invested capital, and (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three months ended March 31, 2011 (dollars in thousands):

GAAP net income	$19,785
Adjustments
Adjusted expenses(1)	23
Stock compensation	479
Net unrealized mark-to-market gain on trading MBS and interest rate hedge instruments	(1,263)
Adjusted interest related to purchase discount accretion(2)	(548)
Non-GAAP core operating income	$18,476

(1)	Adjusted expenses represents certain professional fees and income taxes that are not considered representative of routine or core operating related activities of the Company.
(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

We have been and will continue to evaluate the opportunities across the spectrum in the mortgage industry and seek the highest risk adjusted returns for our capital. We evaluate and prioritize the risk adjusted return we expect to get on every asset based upon a current cash yield perspective as well as from a total yield perspective that includes expected reflation, which is defined as an increase in value between the amortized cost basis and the par value of the security. The reflation process in our private-label MBS has been developing steadily throughout 2010 and has progressed to a point where unlevered returns in certain of our private-label MBS are now below our target returns. Values on private-label MBS during the first quarter of 2011 continued to reflate toward par. As a result of the substantial appreciation in certain of our private-label MBS, we expect to migrate portions of reflated capital from certain private-label MBS to agency-backed MBS. We expect that this reallocation will have a positive impact on earnings.

For the three months ended March 31, 2011, we received proceeds of $62.0 from the liquidation of $88.8 million in face value of private-label MBS realizing $10.7 million in net gains. We have reallocated this capital to agency-backed MBS. As a result, as of March 31, 2011, our agency-backed MBS consisted of $545.9 million in face value with a cost basis of $557.6 million and was fair valued at $559.0 million. Our agency-backed MBS had a weighted average coupon of 4.54%, and a weighted average cost of funding of 29 basis points at March 31, 2011. We have hedged against the market value movements of our agency-backed MBS using Eurodollar and U.S. Treasury futures and MBS put options. These Eurodollar futures mature through March 31, 2016 and have a lifetime weighted average rate of 2.79% as of March 31, 2011. As of March 31, 2011, we also held certain commitments to purchase and sell MBS with fair value of $0.6 million and MBS put option contracts with fair value of $0.2 million.

Index

As of March 31, 2011, our private-label MBS portfolio consisted of $306.6 million in face value with an amortized cost basis of $148.0 million and was fair valued at $201.3 million. The unaccreted purchase discount on our private-label MBS portfolio was $151.8 million as of March 31, 2011. During the three months ended March 31, 2011, we recognized net interest income of $8.6 million, representing a respective 20.1% annualized yield, including coupon and accretion of purchase discount, from our private-label MBS portfolio.

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represents interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 9% credit enhancement, which provides protection to our invested capital in addition to our purchase discount.

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

Based on our estimates of the expected cash flows associated with our discounted private-label MBS, a portion of the purchase discount that we are entitled to earn, which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of March 31, 2011, we designated $4.2 million as a credit reserve of the $151.8 million purchase discount on such securities.

We periodically evaluate the rates of return that can be achieved in each asset category and for each individual asset in which we participate. Historically, based on market conditions, we believe our MBS assets have provided us with higher relative risk-adjusted rates of return than most other portfolio opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate acquisition opportunities against the returns available in each of our asset alternatives and endeavor to allocate our assets and capital with an emphasis toward what we believe will generate the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments.  We believe we have constructed a private-label MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS.  As we continue to reallocate our capital to agency-backed MBS, we will continue to seek to identify potential opportunities to strengthen our position and to maximize return to our shareholders.

The following is a summary of our statements of operations for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net interest income	$12,063	$8,974
Other income, net	11,221	349
Other expenses	3,028	4,585
Income before income taxes	20,256	4,738
Income tax provision	471	112
Net income	$19,785	$4,626

For the three months ended March 31, 2011, our net income was $19.8 million compared to $4.6 million for the three months ended March 31, 2010. Our net income includes net interest income of $12.1 million for the three months ended March 31, 2011 compared to $9.0 million for the three months ended March 31, 2010. Our other expenses decreased to $3.0 million during the three months ended March 31, 2011 compared to $4.6 million for the three months ended March 31, 2010, primarily as a result of our effort to reduce expenses.

Index

Principal Investing

As of March 31, 2011, the majority of our principal acquisitions activity consists of acquiring and holding agency-backed MBS, on a leveraged basis, and private-label MBS, generally on a non-leveraged basis.

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of March 31, 2011 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$350,277	$358,492
Freddie Mac	195,449	200,382
Available-for-sale
Agency-backed MBS
Fannie Mae	156	167
Private-label MBS
Senior securities	20,154	15,865
Re-REMIC securities	286,474	185,457
Other mortgage related assets	137,484	1,169
Total	$989,994	$761,532

As of March 31, 2011, the average purchase price of our private-label MBS was 49.71% of par value with a weighted average coupon of 5.57%.

Operating Income

Our income from operations consists primarily of net interest income, net investment gain and investment fund earnings.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings and long-term debt securities. Interest expense also includes costs of subordinated credit lines, bank deposits and other financing, when used.

Compensation and benefits expense includes base salaries as well as incentive compensation. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, compensation and benefits includes estimated performance based incentive compensation, including the discretionary component that is more likely-than-not to be paid, and non-cash expenses associated with all stock-based awards granted to employees.

Professional services expense includes accounting, legal and consulting fees. Many of these expenses, such as legal fees, are to a large extent variable related to level of transactions, ongoing litigation and initiatives.

Business development expense includes primarily travel and entertainment expenses.

Occupancy and equipment includes rental costs for our facilities and depreciation and amortization of equipment and software. These expenses are largely fixed in nature.

Communications expenses include voice, data and internet service fees, and data processing costs.

Other operating expenses include professional liability and property insurance, directors fees including cash and stock awards, printing and copying, business licenses and taxes, office supplies, penalties and fees, charitable contributions and other miscellaneous office expenses.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

We reported net income of $19.8 million for the three months ended March 31, 2011 compared to $4.6 million for the three months ended March 31, 2010 and included the following results for the periods indicated (dollars in thousands):

Index

	Three Months Ended March 31,
	2011	2010
Interest income	$12,495	$9,202
Interest expense	432	228
Net interest income	12,063	8,974
Other income, net
Investment gain, net	11,224	353
Other loss	(3)	(4)
Total other income, net	11,221	349
Other expenses	3,028	4,585
Income before income taxes	20,256	4,738
Income tax provision	471	112
Net income	$19,785	$4,626

Net income increased $15.2 million from net income of $4.6 million for the three months ended March 31, 2010 to net income of $19.8 million for the three months ended March 31, 2011 due to the following changes:

Net interest income increased $3.1 million (34.4%) from $9.0 million in the three months ended March 31, 2010 to $12.1 million in the three months ended March 31, 2011. The increase is the result of the overall increase in our MBS portfolio due to fully deploying our investable capital and reallocating a portion our investable capital to agency-backed MBS portfolio.

Total other income, net, increased $10.9 million from $0.3 million in the three months ended March 31, 2010 to $11.2 million in the three months ended March 31, 2011 primarily as a result of an increase in gain on sale of MBS. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net interest income	$12,178	$9,112
Investment gain, net	11,224	353

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2011			2010
	Average Balance	Income (Expense)	Yield/ Cost	Average Balance	Income (Expense)	Yield/ Cost
MBS	$492,208	$12,324	10.15%	$300,970	$9,201	12.40%
Other investments	4,222	171	16.47%	—	—	—
	$496,430	12,495	10.21%	$300,970	9,201	12.40%
Other(1)		—			1
		12,495			9,202
Repurchase agreements	$321,850	(317)	(0.39)%	$132,405	(90)	(0.27)%
Net interest income/spread		$12,178	9.82%		$9,112	12.13%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio from the three months ended March 31, 2010 to the three months ended March 31, 2011 and related increase in net interest income by $3.1 million from the same periods in 2010 to 2011 was due to the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS. Interest income from other investments represents interest on interest-only MBS securities.

Index

For the three months ended March 31, 2011 and 2010, we realized net investment gains of $11.2 million and $0.3 million, respectively. The following table summarizes the components of net investment gain for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Realized gains on sale of available-for-sale investments, net	$12,546	$755
Gains (losses) on trading investments, net	1,310	(1,142)
Losses from investment funds	(85)	—
Losses from derivative instruments, net	(2,547)	—
Other, net	—	740
Investment gain, net	$11,224	$353

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the three months ended March 31, 2011 and 2010.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recorded $85.0 thousand in other-than-temporary impairment losses related to investment funds during the three months ended March 31, 2011. There were no other-than-temporary impairment losses during the three months ended March 31, 2010.

The realized gains on sale of available-for-sale investments, net, recognized for the three months ended March 31, 2011 were primarily the result of proceeds received of $62.0 million from the sales of $88.8 million in face value of MBS at a net gain of $10.7 million and realized net gains from the sale of other investments of $1.8 million as compared to the result of proceeds received of $155.6 million from the sales of $172.6 million in face value of MBS at a net gain of $0.8 million and realized net gains from the sale of other investments of $0.4 million for the three months ended March 31, 2010.

The gains on trading investments, net, recognized for the three months ended March 31, 2011 were primarily the result of realized net losses of $1.0 million from sales of trading investments offset by unrealized mark-to-market net gain adjustments of our trading MBS portfolio of $2.3 million.

Losses from derivative instruments recognized for the three months ended March 31, 2011 was the result of realized net losses of $1.5 million and unrealized mark-to-market loss adjustments of $1.0 million on our derivative instruments. There were no derivative related transactions during the three months ended March 31, 2010.

Losses from investment funds reflect the Company’s losses from investments in proprietary investment partnerships and other managed investments.

Other net investment gain primarily includes miscellaneous activities related to various investment portfolios such as liquidation proceeds on previously impaired investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs decreased to $115.0 thousand for the three months ended March 31, 2011 from $138.2 thousand for the three months ended March 31, 2010.

Other expenses decreased by $1.6 million (34.8%) from $4.6 million for the three months ended March 31, 2010 to $3.0 million for the three months ended March 31, 2011, primarily as a result of our effort to reduce operating expenses in all categories. The most significant reductions were related to non-cash compensation of restricted stock amortization, professional services, and insurance expenses.

Total income tax provision increased from a provision of $0.1 million for the three months ended March 31, 2010 to a provision of $0.5 million for the three months ended March 31, 2011. Our effective tax rate was 2.3% for the three months ended March 31, 2011 as compared to 2.4% for the same period in 2010. The effective tax rate during these periods was lower than the highest marginal tax rates due to the expected use of federal and state NOLs to offset the Company’s taxable income earned during those periods. The Company’s NOLs had been recorded as deferred tax assets subject to a valuation allowance. The Company recorded an expected tax liability for these periods due to taxable income for the three months ended March 31, 2010 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent the Company from using its NOLs to fully offset its taxable income for alternative minimum tax purposes.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS and proceeds from sales of MBS.

Index

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

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock, debt securities or derivatives of those securities. Funding for agency-backed MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties and we have observed increased availability for funding for private-label MBS through repurchase agreements. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of March 31, 2011.

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

Cash Flows

As of March 31, 2011, our cash and cash equivalents totaled $20.3 million, representing a net increase in the balance of $7.9 million from $12.4 million as of December 31, 2010. The cash used in operating activities of $11.4 million was attributable primarily to net income offset by an increase in deposits. The cash used in investing activities of $322.7 million relates primarily to purchase of MBS, net of proceeds from the sales of MBS. The cash provided by financing activities of $342.0 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio.

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

As of March 31, 2011, our liabilities totaled $583.4 million. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035, and are currently redeemable by us, in whole or in part, without penalty. As of March 31, 2011, we had $15.0 million of total long-term debt.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of March 31, 2011, the weighted average interest rate under these agreements was 0.35%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (SIFMA) and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

Index

To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter increases in interest rates or prepayments, margin calls on our repurchase agreements could result in a material adverse change in our liquidity position.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	March 31, 2011	December 31, 2010
Outstanding balance	$538,049	$190,220
Weighted-average rate	0.35%	0.53%
Weighted-average term to maturity	14.2 days	15.4 days
Maximum amount outstanding at any month-end during the period	$538,049	$190,220

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits and long-term investments. As of March 31, 2011, liquid assets consisted primarily of cash and cash equivalents of $20.3 million and net investments in MBS of $222.3 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. Government. Our total assets increased from $455.3 million at December 31, 2010 to $803.3 million as of March 31, 2011. The increase in total assets reflects the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS.

As of March 31, 2011, the total par and fair value of the MBS portfolio was $884.6 million and $760.4 million, respectively. As of March 31, 2011, the weighted average coupon of the portfolio was 4.91%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.75	March 24	April 4	April 29

The Board of Directors approved and we declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Based on the expected cash flows, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that we are entitled to earn which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of and for the three months ended March 31, 2011, we designated $4.2 million as credit reserve on such securities, which is net of a $1.3 million reclassification from accretable discount to credit reserve as a result of less favorable performance in actual and projected performance of the securities.

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended March 31, 2011:

	Senior Securities	Re-REMIC Securities	Total Private-Label Securities
Yield (% of amortized cost)	15.9%	21.1%	20.3%
Average cost (% of face value)	65.3%	46.8%	48.0%
Weighted average coupon	5.4%	5.6%	5.6%
Delinquencies greater than 60 plus days	33.9%	20.6%	21.5%
Credit enhancement	11.7%	8.6%	8.8%
Severity (three months average)	71.3%	46.5%	48.1%
Constant prepayment rate (three months average)	14.8%	18.9%	18.7%

Key credit and prepayment measures in our private-label MBS portfolio reflected a slight deterioration during the three months ended March 31, 2011. Total 60 day plus delinquencies in the Company’s private-label MBS portfolio increased to 21.5% at March 31, 2011 from 20.2% at December 31, 2010 and trailing three month average loss severities on liquidated loans increased to 48.1% at March 31, 2011 from 44.5% at December 31, 2010.  Based upon the review of the underlying activities, we noted that the deterioration in the credit performances were the results of limited activities that are not considered indicative of the general portfolio. We will continue to monitor the performance of each security in our portfolio for further deterioration and assess the impact on the overall performance of the portfolio.

Index

The table that follows shows the expected change in fair value for our current MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates, from those used as our valuation assumptions, would have on the value of our total assets and our book value as of March 31, 2011. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	Value at March 31, 2011	Value at March 31, 2011 with 10% Increase in Default Rate	Percent Change	Value at March 31, 2011 with 10% Decrease in Default Rate	Percent Change	Value at March 31, 2011 with 10% Increase in Loss Severity Rate	Percent Change	Value at March 31, 2011 with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$760,363	$756,151	(0.55)%	$764,678	0.57%	$753,427	(0.91)%	$767,031	0.88%
Other	42,945	42,945	—	42,945	—	42,945	—	42,945	—
Total assets	$803,308	$799,096	(0.52)%	$807,623	0.54%	$796,372	(0.86)%	$809,976	0.83%
Liabilities	$583,420	$583,420	—	$583,420	—	$583,420	—	$583,420	—
Equity	219,888	215,676	(1.92)%	224,203	1.96%	212,952	(3.15)%	226,556	3.03%
Total liabilities and equity	$803,308	$799,096	(0.52)%	$807,623	0.54%	$796,372	(0.86)%	$809,976	0.83%

Book value per share	$28.52	$27.97	(1.92)%	$29.08	1.96%	$27.62	(3.15)%	$29.38	3.03%

Interest Rate Risk

We are also subject to interest-rate risk as a result of our principal investment activities. Through our principal investment activities, we invest in agency-backed MBS and finance these investments with repurchase agreements which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations primarily through the use of Eurodollar futures. The counterparties to our derivative agreements at March 31, 2011 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

Our primary risk is related to changes in both short- and long-term interest rates, which affect us in several ways. As interest rates increase, the market value of the MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of our derivative instruments. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and MBS put option contracts.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at March 31, 2011.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 4.06 in a rising interest rate environment and 3.66 in a declining interest rate environment.

Index

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

	Value at March 31, 2011	Value at March 31, 2011 with 100 Basis Point Increase in Interest Rates	Percent Change	Value at March 31, 2011 with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$760,363	$729,494	(4.06)%	$788,164	3.66%
Derivative asset	1,270	2,353	85.28%	1,092	(14.02)%
Other	41,675	41,675	—	41,675	—
Total assets	$803,308	$773,522	(3.71)%	$830,931	3.44%
Liabilities
Repurchase agreements	$538,049	$538,049	—	$538,049	—
Derivative liability	4,345	(21,220)	(588.38)%	30,294	597.22%
Other	41,026	41,026	—	41,026	—
Total liabilities	583,420	557,855	(4.38)%	609,369	4.45%
Equity	219,888	215,667	(1.92)%	221,562	0.76%
Total liabilities and equity	$803,308	$773,522	(3.71)%	$830,931	3.44%
Book value per share	$28.52	$27.97	(1.92)%	$28.73	0.76%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in marketable equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of March 31, 2011 (dollars in thousands, except per share amounts).

	Value at March 31, 2011	Value of Equity at March 31, 2011 with 10% Increase in Price	Percent Change	Value of Equity at March 31, 2011 with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$2,111	$2,322	10.00%	$1,900	(10.00)%
Other	801,197	801,197	—	801,197	—
Total assets	$803,308	$803,519	0.03%	$803,097	(0.03)%
Liabilities	$583,420	$583,420	—	$583,420	—
Equity	219,888	220,099	0.10%	219,677	(0.10)%
Total liabilities and equity	$803,308	$803,519	0.03%	$803,097	(0.03)%
Book value per share	$28.52	$28.54	0.10%	$28.49	(0.10)%

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q, are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Index

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This report on Form 10-Q and the information incorporated by reference in this Quarterly Report on Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Exchange Act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of our current strategy, our principal acquisition activities, levels of assets under management and our equity capital levels and liquidity. Forward-looking statements involve risks and uncertainties and you should not unduly rely on these statements. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

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

Index

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

We will not necessarily update the information presented in this Form 10-Q if any of these forward-looking statements turn out to be inaccurate. For a more detailed discussion of the risks affecting our business, any of which could cause our actual results to differ materially from those in the forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2010, including the section entitled “Risk Factors” in that report, and any other reports or documents we file with the SEC from time to time.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

As of April 29, 2011, we are not a defendant or a plaintiff in any lawsuits or arbitrations or involved in any governmental or SRO matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We are from time to time involved in civil lawsuits and arbitration matters relating to our businesses that we consider to be in the ordinary course. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, results of operations and liquidity.

Item 1A.	Risk Factors

As of March 31, 2011, there have been no material changes in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information on the Company’s share repurchases during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2011	—	—	—	—
February 1 to February 28, 2011	—	—	—	—
March 1 to March 31, 2011	8,910	$25.70	8,910	247,275
Total	8,910	$25.70	8,910	247,275

(1)
On July 28, 2010, our Board of Directors announced that it had authorized a new share repurchase program (the 2010 Repurchase Program) in order to better position us to continue share repurchases while preserving our ability to use our NCL and NOL carryforwards. Under the 2010 Repurchase Program, we may repurchase up to 500,000 shares of our Class A common stock.  Repurchases under the 2010 Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be purchased will depend upon market conditions and other factors. The 2010 Repurchase Program will be funded using cash on hand and cash generated from operations. The 2010 Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.

During the three months ended March 31, 2011, we repurchased 8,910 shares of our Class A common stock at an average price of $25.70 per share and a total cost of $0.2 million.

Index

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Bylaws of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 3, 2011).

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer)

Date: April 29, 2011

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Bylaws of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 3, 2011).

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.