Form 10-Q
period 2011-06-30
Arlington Asset Investment Corp.
filed 2011-07-29
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 29, 2011:

Title	Outstanding
Class A Common Stock	7,099,469 shares
Class B Common Stock	566,112 shares

ARLINGTON ASSET INVESTMENT CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Index

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$21,077	$12,412
Receivables
Interest	3,754	2,345
Other	201	219
Mortgage-backed securities, at fair value
Available-for-sale	194,509	252,909
Trading	660,987	174,055
Other investments	3,227	8,287
Deposits	33,626	4,748
Prepaid expenses and other assets	998	358
Total assets	$918,379	$455,333

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$639,244	$190,220
Interest payable	245	187
Accrued compensation and benefits	5,735	7,201
Dividend payable	6,785	4,655
Derivative liabilities, at fair value	25,097	2,398
Purchased securities payable	—	2,555
Accounts payable, accrued expenses and other liabilities	16,156	16,373
Long-term debt	15,000	15,000
Total liabilities	708,262	238,589

Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 7,099,484 and 7,106,330 shares issued and outstanding, respectively	71	71
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,112 shares issued and outstanding	6	6
Additional paid-in capital	1,505,987	1,505,971
Accumulated other comprehensive income, net of taxes	49,565	63,495
Accumulated deficit	(1,345,512)	(1,352,799)
Total equity	210,117	216,744
Total liabilities and equity	$918,379	$455,333

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$13,262	$10,049	$25,757	$19,251

Interest expense
Interest on short-term debt	477	137	794	227
Interest on long-term debt	115	139	230	277
Total interest expense	592	276	1,024	504
Net interest income	12,670	9,773	24,733	18,747
Other (loss) income, net
Investment (loss) gain, net	(8,484)	2,378	2,740	2,731
Other loss	(4)	(3)	(7)	(7)
Total other (loss) income, net	(8,488)	2,375	2,733	2,724
Operating income before other expenses	4,182	12,148	27,466	21,471
Other expenses
Compensation and benefits	2,570	2,379	5,006	5,299
Professional services	561	90	684	760
Business development	47	19	79	39
Occupancy and equipment	92	88	188	204
Communications	50	58	96	112
Other operating expenses	425	492	720	1,297
Total other expenses	3,745	3,126	6,773	7,711
Income before income taxes	437	9,022	20,693	13,760
Income tax provision	346	249	817	361
Net income	$91	$8,773	$19,876	$13,399

Basic earnings per share	$0.01	$1.12	$2.58	$1.72
Diluted earnings per share	$0.01	$1.10	$2.57	$1.70
Dividends declared per share	$0.875	$0.35	$1.625	$0.70
Weighted-average shares outstanding (in thousands)
Basic	7,723	7,815	7,692	7,774
Diluted	7,736	7,952	7,728	7,899

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Comprehensive Income

Balances, December 31, 2009	7,352,774	$74	566,112	$6	$1,507,394	$7,015	$(1,364,476)	$150,013
Net income	—	—	—	—	—	—	26,586	26,586	$26,586
Issuance of Class A common stock	4,353	—	—	—	447	—	—	447	—
Repurchase of Class A common stock	(243,815)	(2)	—	—	(4,901)	—	—	(4,903)	—
Forfeitures of Class A common stock	(6,982)	(1)	—	—	(122)	—	—	(123)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	3,153	—	—	3,153	—
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	56,480	—	56,480	56,480
Comprehensive income									$83,066
Dividends declared	—	—	—	—	—	—	(14,909)	(14,909)
Balances, December 31, 2010	7,106,330	71	566,112	6	1,505,971	63,495	(1,352,799)	216,744
Net income	—	—	—	—	—	—	19,876	19,876	$19,876
Issuance of Class A common stock	29,147	—	—	—	545	—	—	545	—
Repurchase of Class A common stock	(8,910)	—	—	—	(229)	—	—	(229)	—
Forfeitures of Class A common stock	(27,083)	—	—	—	(765)	—	—	(765)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	465	—	—	465	—
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(13,930)	—	(13,930)	(13,930)
Comprehensive income									$5,946
Dividends declared	—	—	—	—	—	—	(12,589)	(12,589)
Balances, June 30, 2011	7,099,484	$71	566,112	$6	$1,505,987	$49,565	$(1,345,512)	$210,117

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$19,876	$13,399
Adjustments to reconcile net income to net cash provided by operating activities
Net investment gain	(2,740)	(2,731)
Net (discount)/premium (accretion)/amortization on mortgage-backed securities	(5,991)	(5,994)
Depreciation and amortization	24	19
Other	465	1,850
Changes in operating assets
Interest receivable	(1,409)	(564)
Other receivables	19	(227)
Prepaid expenses and other assets	664	(613)
Changes in operating liabilities
Accounts payable and accrued expenses	592	7,495
Accrued compensation and benefits	(1,467)	(1,152)
Net cash provided by operating activities	10,033	11,482

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(17,190)	(111,403)
Purchases of trading mortgage-backed securities	(663,542)	(218,051)
Proceeds from sales of available-for-sale mortgage-backed securities	73,294	211,847
Proceeds from sales of trading mortgage-backed securities	176,278	41,664
Receipt of principal payments on available-for-sale mortgage-backed securities	8,097	15,857
Receipt of principal payments on trading mortgage-backed securities	13,255	3,094
Payments for purchased securities payable	(2,555)	—
Payments for derivatives, net	(31,623)	(3,780)
Other	5,253	1,234
Net cash used in investing activities	(438,733)	(59,538)

Cash flows from financing activities:
Proceeds from repurchase agreements, net	449,023	49,414
Dividends paid	(10,459)	(2,795)
Repayments of short-term debt	(970)	—
Repurchase of common stock	(229)	(107)
Net cash provided by financing activities	437,365	46,512

Net increase (decrease) in cash and cash equivalents	8,665	(1,544)
Cash and cash equivalents, beginning of period	12,412	10,123
Cash and cash equivalents, end of period	$21,077	$8,579

Supplemental cash flow information
Cash payments for interest	$966	$437
Cash payments for taxes	$195	$500

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Index

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities (MBS), at fair value—The Company’s agency-backed MBS, which are generally guaranteed by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and other AAA-rated non-agency or private-label MBS are generally classified within Level 2 of the fair value hierarchy as they are valued after considering quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The Company reviews broker or pricing service quotes to determine whether the quotes are relevant, for example, whether an active market exists to provide price transparency or whether the quote is an indicative price or a binding offer. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

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

Other investments—The Company’s other investments consists of investments in equity securities, investment funds, interest-only MBS, and other MBS-related securities. The Company’s equity securities are classified within Level 1 of the fair value hierarchy if they are valued using quoted market prices. Interest-only MBS and residual interest in securitization of which the Company is not considered the primary beneficiary are classified within Level 3 of the fair value hierarchy.

Derivative instruments—In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with ASC 815, Derivatives and Hedging (ASC 815). The derivative instruments that trade in active markets or exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Other derivative instruments are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations, which are model-based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Other—Cash and cash equivalents, interest receivable, deposits, repurchase agreements, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

Index

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$21,077	$21,077	$12,412	$12,412
Interest receivable	3,754	3,754	2,345	2,345
Non-interest bearing receivables	201	201	219	219
MBS
Agency-backed MBS	661,143	661,143	174,229	174,229
Private-label MBS
Senior securities	10,573	10,573	51,038	51,038
Re-REMIC securities	183,780	183,780	201,697	201,697
Derivative assets	28	28	—	—
Other investments	3,227	3,227	8,287	8,287
Deposits	33,626	33,626	4,748	4,748

Financial liabilities
Repurchase agreements	639,244	639,244	190,220	190,220
Interest payable	245	245	187	187
Short-term debt	—	—	970	970
Long-term debt	15,000	15,000	15,000	15,000
Derivative liabilities	25,097	25,097	2,398	2,398

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy of financial instruments accounted for under ASC 820 as of June 30, 2011 and December 31, 2010. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2011
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$660,987	$—	$660,987	$—
Available-for-sale
Agency-backed MBS	156	—	156	—
Private-label MBS
Senior securities	10,573	—	—	10,573
Re-REMIC securities	183,780	—	—	183,780
Total available-for-sale	194,509	—	156	194,353
Total MBS	855,496	—	661,143	194,353
Derivative assets, at fair value	28	28	—	—
Derivative liabilities, at fair value	(25,097)	(24,577)	(520)	—
Interest-only MBS, at fair value	1,137	—	—	1,137
Total	$831,564	$(24,549)	$660,623	$195,490

Index

	December 31, 2010
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$174,055	$—	$174,055	$—
Available-for-sale
Agency-backed MBS	174	—	174	—
Private-label MBS
Senior securities	51,038	—	—	51,038
Re-REMIC securities	201,697	—	—	201,697
Total available-for-sale	252,909	—	174	252,735
Total MBS	426,964	—	174,229	252,735
Eurodollar futures, at fair value	(2,398)	—	(2,398)	—
Interest-only MBS, at fair value	6,327	—	—	6,327
Total	$430,893	$—	$171,831	$259,062

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $195,490, or 21.29%, and $259,062, or 56.90%, of the Company’s total assets as of June 30, 2011 and December 31, 2010, respectively.

There were no significant transfers of securities in or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2011 and 2010.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 30, 2011, the fair value of the Company’s Level 3, private-label MBS available-for-sale was $194,353. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represents interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

As of June 30, 2011, the Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had a weighted-average original loan-to-value of 71%, weighted-average original FICO score of 729, weighted-average three-month prepayment rate of 15% and weighted-average three-month loss severities of 49%. These underlying collateral loans had a weighted-average coupon rate of 5.45%. These securities are currently rated below investment grade. The significant inputs for the valuation model include the following weighted-averages:

Index

	June 30, 2011		December 31, 2010
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	7.00%	9.73%	7.46%	13.64%
Default rate	9.50%	5.58%	8.15%	6.22%
Loss severity rate	55.00%	42.31%	48.54%	42.10%
Prepayment rate	16.50%	15.18%	15.08%	15.15%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2011	$15,865	$185,457	$201,322
Total net gains (losses)
Included in earnings	53	1,419	1,472
Included in other comprehensive income	(856)	(2,098)	(2,954)
Purchases	—	6,212	6,212
Sales	(4,294)	(6,971)	(11,265)
Principal payoffs	(343)	(2,021)	(2,364)
Net accretion of discount	148	1,782	1,930
Ending balance, June 30, 2011	$10,573	$183,780	$194,353

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Three Months Ended June 30, 2010
	Senior Securities	Re-REMIC Securities	Total

Beginning balance, April 1, 2010	$87,802	$98,210	$186,012
Total net gains (losses)
Included in earnings	1,923	2,668	4,591
Included in other comprehensive income	3,774	15,167	18,941
Purchases	6,415	56,827	63,242
Sales	(35,847)	(20,362)	(56,209)
Principal payoffs	(3,776)	(3,143)	(6,919)
Net accretion of discount	1,351	1,739	3,090
Ending balance, June 30, 2010	$61,642	$151,106	$212,748

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Index

	Six Months Ended June 30, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2011	$51,038	$201,697	$252,735
Total net gains (losses)
Included in earnings	3,525	8,628	12,153
Included in other comprehensive income	(6,082)	(6,242)	(12,324)
Purchases	330	16,860	17,190
Sales	(37,229)	(36,066)	(73,295)
Principal payoffs	(1,795)	(6,302)	(8,097)
Net accretion of discount	786	5,205	5,991
Ending balance, June 30, 2011	$10,573	$183,780	$194,353

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Six Months Ended June 30, 2010
	Senior Securities	Re-REMIC Securities	Total

Beginning balance, January 1, 2010	$94,380	$64,308	$158,688
Total net gains (losses)
Included in earnings	3,008	3,124	6,132
Included in other comprehensive income	3,012	18,360	21,372
Purchases	15,460	95,942	111,402
Sales	(48,812)	(27,767)	(76,579)
Principal payoffs	(8,320)	(6,005)	(14,325)
Net accretion of discount	2,914	3,144	6,058
Ending balance, June 30, 2010	$61,642	$151,106	$212,748

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Gains and losses included in earnings for the three and six months ended June 30, 2011 and 2010 are reported in the following statement of operations line descriptions:

	Other Income, Net Investment Gain		Other Income, Net Investment Gain
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total gains included in earnings for the period	$1,472	$4,591	$12,153	$6,132

Change in unrealized gains relating to assets still held at reporting date	$—	$—	$—	$—

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of June 30, 2011, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds. For the six months ended June 30, 2011, the Company recorded a loss of $85 in the carrying value of these financial assets. For the three months ended June 30, 2011 and for the three and six months ended June 30, 2010, there were no changes to the carrying value of these financial assets.

Index

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	June 30, 2011					December 31, 2010
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$433,933	$—	50.72%	6.4	AAA	$174,055	$—	40.77%	4.7	AAA
Freddie Mac	227,054	—	26.54%	6.4	AAA	—	—	—	—	—
Available-for-sale:
Agency-backed
Fannie Mae	156	—	0.02%	3.5	AAA	174	—	0.04%	3.3	AAA
Private-label
Senior securities	10,573	(5,313)	1.24%	4.2	CC	51,038	(20,812)	11.95%	5.6	CCC
Re-REMIC securities	183,780	(134,801)	21.48%	8.1	NR	201,697	(168,282)	47.24%	9.2	NR
	$855,496	$(140,114)	100.00%			$426,964	$(189,094)	100.00%

(1)
The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at June 30, 2011 and adjustable-rate MBS at December 31, 2010. The weighted-average coupon of the MBS portfolio at June 30, 2011 and December 31, 2010 was 4.87% and 5.13%, respectively.

(2)	As of June 30, 2011 and December 31, 2010, the Company’s MBS investments with a fair value of $701,643 and $233,885, respectively, were pledged as collateral for repurchase agreements.
(3)
The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, however, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

During the three and six months ended June 30, 2011, the Company reallocated a portion of the capital to agency-backed MBS from its private-label MBS. The Company has generally purchased private-label MBS at a discount. The Company, at least on a quarterly basis, estimates the future expected cash flows based on the Company’s observation of current information and events and applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact the Company’s estimates and its interest income.

Based on the Company’s estimates of the expected cash flows associated with its discounted private-label MBS, a portion of the purchase discount that the Company is entitled to earn, which the Company considers to be a credit reserve against future potential credit losses may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result.

Index

The following tables present the changes of the unamortized discount and designated credit reserves on available-for-sale, private-label MBS for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, April 1, 2011	$6,940	$—	$140,689	$4,214
Accretion of discount	(148)	—	(1,782)	—
Reclassifications, net	—	—	(172)	172
Acquisitions	—	—	3,049	—
Sales	(1,479)	—	(11,369)	—
Ending balance, June 30, 2011	$5,313	$—	$130,415	$4,386

	Six Months Ended June 30, 2011
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2011	$20,259	$553	$162,388	$5,894
Accretion of discount	(786)	—	(5,205)	—
Reclassifications, net	—	—	(1,463)	1,463
Acquisitions	131	—	7,223	—
Sales	(14,291)	(553)	(32,528)	(2,971)
Ending balance, June 30, 2011	$5,313	$—	$130,415	$4,386

	Three Months Ended June 30, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, April 1, 2010	$44,444	$2,904	$126,687	$9,769
Accretion of discount	(1,351)	—	(1,739)	—
Reclassifications, net	2,244	(2,244)	4,898	(4,898)
Acquisitions	2,182	76	55,203	4,530
Sales	(14,141)	(191)	(28,153)	(4,463)
Ending balance, June 30, 2010	$33,378	$545	$156,896	$4,938

	Six Months Ended June 30, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2010	$51,051	$2,503	$91,610	$4,897
Accretion of discount	(2,914)	—	(3,144)	—
Reclassifications, net	2,244	(2,244)	4,898	(4,898)
Acquisitions	6,474	477	105,550	9,402
Sales	(23,477)	(191)	(42,018)	(4,463)
Ending balance, June 30, 2010	$33,378	$545	$156,896	$4,938

For the securities acquired during the three and six months ended June 30, 2011, the contractually required payments receivable were $15,270 and $47,228, respectively, the cash flow expected to be collected was $15,270 and $43,909, respectively, and the fair value at the acquisition date was $6,213 and $19,745, respectively.

The Company’s available-for-sale securities consist of MBS. In accordance with ASC 320, Debt and Equity Securities (ASC 320), the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

Index

	June 30, 2011
	Amortized Cost/ Cost Basis(1)
		Unrealized
		Gains	Losses	Fair Value
Agency-backed MBS	$144	$12	$—	$156
Private-label MBS
Senior securities	8,778	1,795	—	10,573
Re-REMIC securities	135,986	47,914	(120)	183,780
Total	$144,908	$49,721	$(120)	$194,509

(1)	The amortized cost of MBS includes unamortized net discounts of $140,114 at June 30, 2011.

	December 31, 2010
	Amortized Cost/ Cost Basis(1)
		Unrealized
		Gains	Losses	Fair Value
Agency-backed MBS	$163	$11	$—	$174
Private-label MBS
Senior securities	43,161	7,877	—	51,038
Re-REMIC securities	146,844	54,853	—	201,697
Total	$190,168	$62,741	$—	$252,909

(1)	The amortized cost of MBS includes unamortized net discounts of $189,094 at December 31, 2010.

The Company recorded no other-than-temporary impairments on MBS during the three and six months ended June 30, 2011 and 2010.

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$81,939	$97,873	$249,572	$253,511
Gross gains	1,673	4,658	12,674	6,323
Gross losses	117	89	245	999

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	June 30, 2011	December 31, 2010
Interest-only MBS	$1,137	$6,327
Non-public equity securities	975	975
Investment funds	1,115	985

Total other investments	$3,227	$8,287

3.	Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. As of June 30, 2011, the amount at risk related to $121,247 and $219,536 of repurchase agreements with Credit Suisse Securities USA LLC and Barclays Capital Inc., respectively, was $36,037, or 17.15%, and $11,810, or 5.62%, respectively, of the Company’s equity with a weighted-average maturity of 20 and 14 days, respectively. As of December 31, 2010, the amount at risk related to $19,852 of repurchase agreements with Credit Suisse Securities USA LLC was $31,943, or 14.74%, of the Company’s equity with a weighted-average maturity of 35 days. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and periods indicated:

Index

	June 30, 2011	December 31, 2010
Outstanding balance	$639,244	$190,220
Value of assets pledged as collateral
Agency-backed MBS	642,990	174,055
Private-label MBS	58,653	59,830
Cash	—	1,300
Weighted-average rate	0.30%	0.53%
Weighted-average term to maturity	15.1 days	15.4 days

	June 30, 2011	June 30, 2010
Weighted-average outstanding balance during the three months ended	$617,825	$158,174
Weighted-average rate during the three months ended	0.31%	0.34%
Weighted-average outstanding balance during the six months ended	$469,838	$145,290
Weighted-average rate during the six months ended	0.34%	0.31%

Long-Term Debt

As of June 30, 2011 and December 31, 2010, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted-average interest rate on these long-term debentures was 3.03% and 3.04% as of June 30, 2011 and December 31, 2010, respectively. All of these borrowings mature between 2033 and 2035.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS.

During the three and six months ended June 30, 2011, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of operations. For the three and six months ended June 30, 2011, the Company recorded net losses of $21,569 and $24,116, respectively, on these derivatives. For the three months ended June 30, 2010, the Company recorded net losses of $1,888 on these derivatives. The Company had no derivative activities during the three months ended March 31, 2010. The Company held the following derivative instruments as of the dates indicated:

	June 30, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures(1)	$15,035,000	$(24,461)	$1,370,000	$(2,398)
10-year U.S. Treasury note futures(2)	54,700	28	—	—
5-year U.S. Treasury note futures(3)	15,000	(116)	—	—
Commitments to purchase MBS(4)	95,000	(520)	—	—

(1)
The $15,035,000 total notional amount of Eurodollar futures contracts as of June 30, 2011 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2011 and 2016. As of June 30, 2011, the Company maintained $33,626 as a deposit and margin against the open Eurodollar futures contracts.

(2)	The $54,700 total notional amount of 10-year U.S. Treasury note futures as of June 30, 2011 represents the accumulation of 10-year U.S. Treasury note futures that mature in September of 2011.
(3)	The $15,000 total notional amount of 5-year U.S. Treasury note futures as of June 30, 2011 represents the accumulation of 5-year U.S. Treasury note futures that mature in September of 2011.
(4)
The $95,000 total notional amount of commitments to purchase MBS as of June 30, 2011 represents the forward commitment to purchase fixed-rate MBS securities with settlement dates in July and September of 2011.

Index

5.	Income Taxes:

The total income tax provision for the three and six months ended June 30, 2011 was $346 and $817, respectively. The total income tax provision for the three and six months ended June 30, 2010 was $249 and $361, respectively. The Company generated pre-tax book income of $437 and $20,693 for the three and six months ended June 30, 2011, respectively. The Company generated pre-tax book income of $9,022 and $13,760 for the three and six months ended June 30, 2010, respectively.

The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 3.9% and 2.6%, respectively. The effective tax rate during these periods was lower than the highest marginal tax rates due to the valuation allowance release related to the valuation allowance recorded against the net deferred tax assets. The net deferred tax assets, which are offset by a full valuation allowance, include net operating losses (NOLs), which are available to offset the current and future taxable income. The Company recorded an expected tax liability for these periods due to taxable income for the three and six months ended June 30, 2011 and 2010 that is anticipated to be subject to the alternative minimum tax. Limitations prevent the Company from using its NOLs to fully offset its taxable income for alternative minimum tax purposes. The Company expects to realize an additional portion of the tax benefits of NOLs in 2011, which are reflected in the Company’s projected effective tax rate for the year, along with a corresponding release of the valuation allowance previously recorded against these losses. The Company will continue to provide a valuation allowance against the other deferred tax assets to the extent the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing authorities in jurisdictions where the Company has significant business operations, such as Virginia.  As of June 30, 2011, the IRS’ examination of the Company’s tax years 2006, 2007 and 2008 were substantially completed pending a review by the congressional Joint Committee on Taxation.  On July 12, 2011, the Company received a notification from the  IRS stating that the congressional Joint Committee on Taxation has completed its consideration of the IRS’ special report on these income tax returns and has taken no exception to the conclusions reached by the IRS.

6.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the impact of dilutive securities such as stock options and unvested shares of restricted stock. The following tables present the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,
(Shares in thousands)	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	7,723	7,723	7,815	7,815
Stock options and unvested restricted stock	—	13	—	137
Weighted-average common and common equivalent shares outstanding	7,723	7,736	7,815	7,952
Net income applicable to common stock	$91	$91	$8,773	$8,773
Earnings per common share	$0.01	$0.01	$1.12	$1.10

	Six Months Ended June 30,
(Shares in thousands)	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	7,692	7,692	7,774	7,774
Stock options and unvested restricted stock	—	36	—	125
Weighted-average common and common equivalent shares outstanding	7,692	7,728	7,774	7,899
Net income applicable to common stock	$19,876	$19,876	$13,399	$13,399
Earnings per common share	$2.58	$2.57	$1.72	$1.70

Index

The diluted earnings per share for the three and six months ended June 30, 2011 did not include the antidilutive effect of 17,033 and 32,669 shares, respectively, of restricted stock units, stock options, and restricted stock. The diluted earnings per share for the three and six months ended June 30, 2010 did not include the antidilutive effect of 50,158 and 104,617 shares, respectively, of restricted stock units, stock options, and restricted stock.

7.	Commitments and Contingencies:

Litigation

As of June 30, 2011, the Company was not a defendant and was not a plaintiff in any lawsuits or arbitrations or involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company, from time to time, is involved in civil lawsuits and arbitration matters (together, litigation) relating to its business that are considered to be in the ordinary course. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations or liquidity in a future period.

8.	Equity:

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

The Board of Directors approved and the Company declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan).  The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011.  As the 2011 Plan replaced the 2004 Plan, no additional grants will be made under the 2004 Plan.

Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates.  The maximum number of shares authorized for issuance under the 2011 Plan is equal to 500,000 shares plus any shares that remained available for issuance under the 2004 Plan, the FBR Stock and Annual Incentive Plan and the Company’s Non-Employee Director Stock Compensation Plan (Prior Plans) at the time the 2011 Plan became effective.  As of June 2, 2011, 45,097 shares remained available for grants under the Prior Plans.

Index

Under the 2011 Plan, the Company’s Compensation Committee of the Board of Directors may grant options, stock appreciation rights (SARs), restricted stock and restricted stock units, other stock-based awards, and performance awards.  However, no participant may be granted (i) options or SARs covering more than 250,000 shares in any calendar year or (ii) restricted stock, restricted stock units (RSUs), performance awards and/or other stock-based awards denominated in shares covering more than 250,000 shares in any calendar year.  These share limits are subject to adjustment in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split, reverse stock split, spin-off, extraordinary cash dividend or similar transactions or other change in corporate structure affecting the shares. In addition, the maximum dollar value payable to any participant in any calendar year with respect to awards valued with reference to property (including cash) other than shares is $10,000.  The 2011 Plan will terminate on the tenth anniversary of its effective date unless sooner terminated by the Board of Directors.

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares granted	—	—	14,000	—
Weight-average share price	$—	$—	$27.66	$—
Compensation expense recognized during the period	$74	$622	$442	$1,731

	June 30, 2011	December 31, 2010
Restricted Class A shares outstanding	15,345	132,246
Unrecognized compensation cost related to unvested shares	$335	$412
Weighted-average vesting period remaining	2.75 years	0.16 years
Class A common stock shares available for grants	529,468	25,292

Restricted Stock Units

On June 2, 2011, each of the non-employee directors received an annual grant of 2,908 RSUs having an aggregate grant date fair value of $80, based on the closing sale price of the Class A common stock on the New York Stock Exchange on June 1, 2011 of $27.51. In addition to the annual grant of RSUs, the Company also granted 1,089 additional RSUs to the non-employee directors in lieu of certain cash payments for services as Lead Independent Director or as a chairman of one of the Board’s standing committees.

Share Repurchases

From time to time, the Company repurchases shares of its Class A common stock under a share repurchase program authorized by the Board of Directors in July 2010 (Repurchase Program), pursuant to which the Company is authorized to repurchase up to 500,000 shares of its Class A common stock.

Index

Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Shares repurchased	—	29,022	8,910	29,022
Total cost	$—	$549	$229	$549
Average price	$—	$18.87	$25.70	$18.87

As of June 30, 2011 and December 31, 2010, 247,275 and 256,185, respectively, shares of Class A common stock remain available for repurchases under the Repurchase Program.

9.	Recent Accounting Pronouncements:

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income.  This standard requires presentation of the items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  The new requirements are effective on January 1, 2012 for the Company.  Early adoption is permitted and full retrospective application is required.  The Company does not expect a significant impact on the Company’s financial positions as a result of adoption of these new requirements.

In May 2011, the FASB and International Accounting Standards Board (IASB) completed their joint project on fair value measurement and issued their respective final standards.  These standards represent clarifications to existing guidance such as change in the valuation premise and the application of premiums and discounts, and new required disclosures.  These standards are effective for fiscal year 2012 for the Company.  The Company will assess the impact of the adoption of these standards on the Company’s financial positions.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements. This guidance is intended to improve the accounting for repurchase agreements and other similar agreements, specifically modifying the criteria for determining when these transactions would be accounted for as financing as opposed to sales.  This guidance is effective January 1, 2012 for the Company and early adoption is not permitted.  The Company does not expect a significant impact on the Company’s financial positions as a result of adoption of this new guidance.

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

Executive Summary

We had net income of $0.1 million, or $0.01 per share (diluted), for the three months ended June 30, 2011. As of June 30, 2011, the Company’s book value per share was $27.12. The net income and book value for the three months ended and as of June 30, 2011 include net non-cash, mark-to-market charges of $1.39 per share and $1.65 per share, respectively, related to our trading agency-backed MBS portfolio and hedging transactions.  We have hedged our agency-backed MBS portfolio using primarily Eurodollar futures to protect our capital from future interest rate increases.  The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads.  Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value.  The cost of these Eurodollar hedges will increase over their five-year term.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculate non-GAAP core operating income for the three and six months ended June 30, 2011. Our core operating income for the three and six months ended June 30, 2011 was $10.6 million and $29.1 million, respectively. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of mortgage-backed securities (MBS) purchase discounts adjusted for principal repayments in excess of proportionate invested capital, and (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three and six months ended June 30, 2011 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
GAAP net income	$91	$19,876
Adjustments
Adjusted expenses(1)	532	555
Stock compensation	184	663
Net unrealized mark-to-market loss on trading MBS and interest rate hedge instruments	10,775	9,512
Adjusted interest related to purchase discount accretion(2)	(992)	(1,540)
Non-GAAP core operating income	$10,590	$29,066

(1)	Adjusted expenses reflect certain professional fees and income taxes that are not considered representative of routine or core operating-related activities of the Company.
(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

Index

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating for the first time in history. In the event U.S. lawmakers fail to reach an agreement on a national debt ceiling or budget, the U.S. could default on its obligations. Such a default, the perceived risk of such a default or a downgrade of the U.S.’s credit rating consequently could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world.

Downgrading of the U.S.’s credit rating or a default by the U.S. could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with agency-backed MBS.  This could reduce the value of the agency-backed MBS and the private-label MBS in our portfolio.

In addition, adverse market and economic conditions that occur due to a default on the U.S.’s debt or a downgrade of the U.S.’s credit rating could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire.  As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations.  If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

We have been evaluating, and will continue to evaluate, the opportunities across the spectrum in the mortgage industry and seek the highest risk-adjusted returns for our capital. We evaluate and prioritize the risk-adjusted return we expect to get on every asset based upon a current cash yield perspective as well as from a total yield perspective that includes expected reflation, which is defined as an increase in value between the amortized cost basis and the par value of the security.

For the three months ended June 30, 2011, we received proceeds of $11.3 million from the liquidation of $22.6 million in face value of private-label MBS, realizing $1.5 million in gains. For the six months ended June 30, 2011, we received proceeds of $73.3 million from the liquidation of $111.5 million in face value of private-label MBS, realizing $12.2 million in gains.

As of June 30, 2011, our agency-backed MBS consisted of $633.1 million in face value with a cost basis of $648.9 million and was fair valued at $661.1 million. Our agency-backed MBS had a weighted-average coupon of 4.61% and a weighted-average cost of funding of 24 basis points at June 30, 2011. We have hedged against the market value movements of our agency-backed MBS using Eurodollar and U.S. Treasury futures. The Eurodollar futures mature through June 30, 2016 and have a lifetime weighted-average rate of 2.88% as of June 30, 2011. As of June 30, 2011, we also held certain commitments to purchase MBS with a fair value of $(0.5) million.

As of June 30, 2011, our private-label MBS portfolio consisted of $291.6 million in face value with an amortized cost basis of $144.8 million and was fair valued at $194.4 million. The unaccreted purchase discount on our private-label MBS portfolio was $140.1 million as of June 30, 2011. During the three and six months ended June 30, 2011, we recognized net interest income of $5.9 million and $14.5 million, respectively, representing 16.1% and 18.2% annualized yield, respectively, including coupon and accretion of purchase discount, from our private-label MBS portfolio.

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represents interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 8% credit enhancement on a weighted-average basis, which provides protection to our invested capital in addition to our purchase discount.

Index

We generally purchase these private-label MBS at a discount to face value. We estimate, at least on a quarterly basis, the future expected cash flows based on our observation of current information and events and by applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact our estimates and interest income.

Based on our estimates of the expected cash flows associated with our discounted private-label MBS, a portion of the purchase discount that we are entitled to earn, which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of June 30, 2011, we designated $4.4 million as a credit reserve of the $140.1 million purchase discount on such securities.

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

The following is a summary of our statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net interest income	$12,670	$9,773	$24,733	$18,747
Other (loss) income, net	(8,488)	2,375	2,733	2,724
Other expenses	3,745	3,126	6,773	7,711
Income before income taxes	437	9,022	20,693	13,760
Income tax provision	346	249	817	361
Net income	$91	$8,773	$19,876	$13,399

Index

For the three months ended June 30, 2011, our net income was $0.1 million compared to $8.8 million for the three months ended June 30, 2010. Our net income includes net interest income of $12.7 million for the three months ended June 30, 2011 compared to $9.8 million for the three months ended June 30, 2010. Our other expenses increased to $3.7 million during the three months ended June 30, 2011 compared to $3.1 million for the three months ended June 30, 2010, primarily as a result of an increase in legal expenses.

For the six months ended June 30, 2011, our net income was $19.9 million compared to $13.4 million for the six months ended June 30, 2010. Our net income includes net interest income of $24.7 million for the six months ended June 30, 2011 compared to $18.7 million for the six months ended June 30, 2010. Our other expenses decreased to $6.8 million during the six months ended June 30, 2011 compared to $7.7 million for the six months ended June 30, 2010, primarily as a result of our effort to reduce expenses.

Principal Investing

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of June 30, 2011 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$415,584	$433,933
Freddie Mac	217,344	227,054
Available-for-sale
Agency-backed MBS
Fannie Mae	144	156
Private-label MBS
Senior securities	14,091	10,573
Re-REMIC securities	277,533	183,780
Other mortgage related assets	134,585	1,137
Total	$1,059,281	$856,633

As of June 30, 2011, the average purchase price of our private-label MBS was 50.72% of par value with a weighted-average coupon of 5.45%.

Operating Income

Our income from operations consists primarily of net interest income, net investment gain and investment fund earnings.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings and long-term debt securities. Interest expense also includes costs of subordinated credit lines and other financing, when used.

Compensation and benefits expense includes base salaries as well as incentive compensation. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, compensation and benefits expense includes estimated performance-based incentive compensation, including the discretionary component that is more likely-than-not to be paid and non-cash expenses associated with all stock-based awards granted to employees.

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

Index

Communications expenses include voice, data and internet service fees, and data processing costs.

Other operating expenses include professional liability and property insurance, directors fees including cash and stock awards, printing and copying, business licenses and taxes, office supplies, penalties and fees, charitable contributions and other miscellaneous office expenses.

Index

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

We reported net income of $0.1 million for the three months ended June 30, 2011 compared to $8.8 million for the three months ended June 30, 2010 and included the following results for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2011	2010
Interest income	$13,262	$10,049
Interest expense	592	276
Net interest income	12,670	9,773
Other (loss) income, net
Investment (loss) gain, net	(8,484)	2,378
Other loss	(4)	(3)
Total other (loss) income, net	(8,488)	2,375
Other expenses	3,745	3,126
Income before income taxes	437	9,022
Income tax provision	346	249
Net income	$91	$8,773

Net income decreased $8.7 million from net income of $8.8 million for the three months ended June 30, 2010 to net income of $0.1 million for the three months ended June 30, 2011 due to the following changes:

Net interest income increased $2.9 million (29.6%) from $9.8 million in the three months ended June 30, 2010 to $12.7 million in the three months ended June 30, 2011. The increase is the result of the overall increase in our MBS portfolio and reallocating a portion of our investable capital to agency-backed MBS portfolio.

Total other (loss) income, net, decreased $10.9 million from $2.4 million in the three months ended June 30, 2010 to a $8.5 million loss in the three months ended June 30, 2011 primarily as a result of mark-to-market loss on our hedge positions related to MBS. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	Three Months Ended June 30,
	2011	2010
Net interest income	$12,785	$9,912
Investment (loss) gain, net	(8,484)	2,378

The components of net interest income from our MBS-related portfolio are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
MBS	$779,370	$13,226	6.81%	$334,434	$10,049	12.05%
Other investments	1,193	36	11.87%	—	—	—
	$780,563	13,262	6.81%	$334,434	10,049	12.05%

Repurchase agreements	$617,825	(477)	(0.31)%	$158,174	(137)	(0.34)%
Net interest income/spread		$12,785	6.50%		$9,912	11.71%

Index

The change in the composition of our MBS portfolio from the three months ended June 30, 2010 to the three months ended June 30, 2011 and related increase in net interest income by $2.9 million from the same periods in 2010 to 2011 was due to the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS. Interest income from other investments represents interest on interest-only MBS securities.

For the three months ended June 30, 2011 and 2010, we realized net investment loss of $8.5 million and gain of $2.4 million, respectively. The following table summarizes the components of net investment (loss) gain for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2011	2010
Realized gains on sale of available-for-sale investments, net	$1,472	$4,591
Gains (losses) on trading investments, net	11,613	(375)
Losses from derivative instruments, net	(21,569)	(1,888)
Other, net	—	50
Investment (loss) gain, net	$(8,484)	$2,378

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the three months ended June 30, 2011 and 2010.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recorded no other-than-temporary impairment losses during the three months ended June 30, 2011 and 2010.

The realized gains on sale of available-for-sale investments, net, recognized for the three months ended June 30, 2011 were primarily the result of proceeds received of $11.3 million from the sales of $22.6 million in face value of MBS at a net gain of $1.5 million as compared to the result of proceeds received of $56.2 million from the sales of $98.6 million in face value of MBS at a net gain of $4.6 million for the three months ended June 30, 2010.

The gains on trading investments, net, recognized for the three months ended June 30, 2011 were primarily the result of realized net gains of $0.7 million from sales of trading investments and unrealized mark-to-market net gain adjustments of our trading MBS portfolio of $10.9 million. The losses on trading investments, net, recognized for the three months ended June 30, 2010 were primarily the result of realized net losses of $4.4 million from sales of trading investments offset by unrealized mark-to-market net gain adjustments of our trading MBS portfolio of $4.0 million.

Losses from derivative instruments recognized for the three months ended June 30, 2011 were the result of realized net gains of $75.2 thousand offset by unrealized mark-to-market loss adjustments of $21.6 million on our derivative instruments. Losses from derivative instruments recognized for the three months ended June 30, 2010 were primarily the result of unrealized mark-to-market loss adjustments of $1.9 million on our derivative instruments.

Other net investment gain primarily includes miscellaneous activities related to various investment portfolios such as liquidation proceeds on previously impaired investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs decreased to $114.9 thousand for the three months ended June 30, 2011 from $139.0 thousand for the three months ended June 30, 2010.

Other expenses increased by $0.6 million (19.4%) from $3.1 million for the three months ended June 30, 2010 to $3.7 million for the three months ended June 30, 2011, primarily as a result of an increase in non-litigation related legal costs.

Index

Total income tax provision increased from a provision of $0.2 million for the three months ended June 30, 2010 to a provision of $0.3 million for the three months ended June 30, 2011. Our effective tax rate was 79.2% for the three months ended June 30, 2011 as compared to 2.8% for the same period in 2010. During the quarter ended June 30, 2011, ordinary taxable income subject to alternative minimum tax was substantially offset by unrealized capital losses, which are not subject to alternative minimum tax, and therefore did not shelter the ordinary income. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state NOLs to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the three months ended June 30, 2010 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of June 30, 2011 remains a major contributor of the total tax expense.

Index

Results of Operations

Six months ended June 30, 2011 compared to six months ended June 30, 2010

We reported net income of $19.9 million for the six months ended June 30, 2011 compared to $13.4 million for the six months ended June 30, 2010 and included the following results for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Interest income	$25,757	$19,251
Interest expense	1,024	504
Net interest income	24,733	18,747
Other income, net
Investment gain, net	2,740	2,731
Other loss	(7)	(7)
Total other income, net	2,733	2,724
Other expenses	6,773	7,711
Income before income taxes	20,693	13,760
Income tax provision	817	361
Net income	$19,876	$13,399

Net income increased $6.5 million from net income of $13.4 million for the six months ended June 30, 2010 to net income of $19.9 million for the six months ended June 30, 2011 due to the following changes:

Net interest income increased $6.0 million (32.1%) from $18.7 million in the six months ended June 30, 2010 to $24.7 million in the six months ended June 30, 2011. The increase is the result of the overall increase in our MBS portfolio and reallocating a portion of our investable capital to agency-backed MBS portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Net interest income	$24,963	$19,024
Investment gain, net	2,740	2,731

The components of net interest income from our MBS-related portfolio are summarized in the following table (dollars in thousands):

	Six Months Ended June 30,
	2011			2010
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
MBS	$635,792	$25,550	8.10%	$317,700	$19,250	12.22%
Other investments	4,222	207	9.88%	—	—	—
	$640,014	25,757	8.12%	$317,700	19,250	12.22%
Other(1)		—			1
		25,757			19,251
Repurchase agreements	$469,838	(794)	(0.34)%	$145,290	(227)	(0.31)%
Net interest income/spread		$24,963	7.78%		$19,024	11.91%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio from the six months ended June 30, 2010 to the six months ended June 30, 2011 and related increase in net interest income by $5.9 million from the same periods in 2010 to 2011 was due to the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS. Interest income from other investments represents interest on interest-only MBS securities.

Index

For the six months ended June 30, 2011 and 2010, we realized net investment gains of $2.7 million. The following table summarizes the components of net investment gain for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Realized gains on sale of available-for-sale investments, net	$14,018	$5,346
Gains (losses) on trading investments, net	12,923	(1,517)
Losses from investment funds	(85)	—
Losses from derivative instruments, net	(24,116)	(1,888)
Other, net	—	790
Investment gain, net	$2,740	$2,731

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the six months ended June 30, 2011 and 2010.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recorded $85.0 thousand in other-than-temporary impairment losses related to investment funds during the six months ended June 30, 2011. There were no other-than-temporary impairment losses during the six months ended June 30, 2010.

The realized gains on sale of available-for-sale investments, net, recognized for the six months ended June 30, 2011 were primarily the result of proceeds received of $73.3 million from the sales of $111.5 million in face value of MBS at a net gain of $12.2 million and realized net gains from the sale of other investments of $1.8 million as compared to the result of proceeds received of $211.8 million from the sales of $271.2 million in face value of MBS at a net gain of $5.3 million for the six months ended June 30, 2010.

The gains on trading investments, net, recognized for the six months ended June 30, 2011 were primarily the result of realized net losses of $0.3 million from sales of trading investments offset by unrealized mark-to-market net gain adjustments of our trading MBS portfolio of $13.2 million. The losses on trading investments, net, recognized for the six months ended June 30, 2010 were primarily the result of realized net losses of $4.0 million from sales of trading investments offset by unrealized mark-to-market net gain adjustments of our trading MBS portfolio of $2.5 million.

Losses from derivative instruments recognized for the six months ended June 30, 2011 were the result of realized net losses of $1.4 million and unrealized mark-to-market loss adjustments of $22.7 million on our derivative instruments. Losses from derivative instruments recognized for the six months ended June 30, 2010 were primarily the result of unrealized mark-to-market loss adjustments of $1.9 million on our derivative instruments.

Losses from investment funds reflect the Company’s losses from investments in proprietary investment partnerships and other managed investments.

Other net investment gain primarily includes miscellaneous activities related to various investment portfolios such as liquidation proceeds on previously impaired investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs decreased to $229.3 thousand for the six months ended June 30, 2011 from $277.2 thousand for the six months ended June 30, 2010.

Other expenses decreased by $0.9 million (11.7%) from $7.7 million for the six months ended June 30, 2010 to $6.8 million for the six months ended June 30, 2011, primarily as a result of our effort to reduce operating expenses in all categories. The most significant reductions were related to non-cash compensation of restricted stock amortization and insurance expenses.

Index

Total income tax provision increased from a provision of $0.4 million for the six months ended June 30, 2010 to a provision of $0.8 million for the six months ended June 30, 2011. Our effective tax rate was 3.9% for the six months ended June 30, 2011 as compared to 2.6% for the same period in 2010. The effective tax rate during these periods was lower than the highest marginal tax rates due to the expected use of federal and state NOLs to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the six months ended June 30, 2010 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes.

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

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. If we cannot obtain funding from third parties or from our subsidiaries, our results of operations could be negatively impacted.

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating for the first time in history. In the event U.S. lawmakers fail to reach an agreement on a national debt ceiling or budget, the U.S. could default on its obligations. Such a default, the perceived risk of such a default or a downgrade of the U.S.’s credit rating consequently could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world.

Adverse market and economic conditions that occur due to a default on the U.S.’s debt or a downgrade of the U.S.’s credit rating could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire.  As a result, these adverse economic and market conditions may also adversely affect our liquidity position and could increase our risk of a counterparty defaulting on its obligations.  If any of these events were to occur, it could materially adversely affect our business, financial condition and resulting operations.

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock, debt securities or derivatives of those securities. Funding for agency-backed MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties and we have observed increased availability for funding for private-label MBS through repurchase agreements. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of June 30, 2011.

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

Index

Cash Flows

As of June 30, 2011, our cash and cash equivalents totaled $21.1 million, representing a net increase in the balance of $8.7 million from $12.4 million as of December 31, 2010. The cash provided by operating activities of $10.0 million was attributable primarily to net income. The cash used in investing activities of $438.7 million relates primarily to purchases of MBS, net of proceeds from the sales of MBS. The cash provided by financing activities of $437.4 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio.

Sources of Funding

We believe that our existing cash balances, investments in private-label MBS, net investments in agency-backed MBS, cash flows from operations, borrowing capacity and other sources of liquidity will be sufficient to meet our cash requirements for at least the next 12 months. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. However, we may be required to sell our assets at depressed prices.

As of June 30, 2011, our liabilities totaled $708.3 million. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035 and are currently redeemable by us, in whole or in part, without penalty. As of June 30, 2011, we had $15.0 million of total long-term debt.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of June 30, 2011, the weighted-average interest rate under these agreements was 0.30%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (SIFMA) and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

Index

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	June 30, 2011	December 31, 2010
Outstanding balance	$639,244	$190,220
Weighted-average rate	0.30%	0.53%
Weighted-average term to maturity	15.1 days	15.4 days
Maximum amount outstanding at any month-end during the period	$639,244	$190,220

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits and long-term investments. As of June 30, 2011, liquid assets consisted primarily of cash and cash equivalents of $21.1 million and net investments in MBS of $216.3 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. Government. Our total assets increased from $455.3 million at December 31, 2010 to $918.4 million as of June 30, 2011. The increase in total assets reflects the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS.

As of June 30, 2011, the total par and fair value of the MBS portfolio was $956.8 million and $855.5 million, respectively. As of June 30, 2011, the weighted-average coupon of the portfolio was 4.87%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and we have declared and paid the following dividends to date in 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

The Board of Directors approved and we declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating for the first time in history. In the event U.S. lawmakers fail to reach an agreement on a national debt ceiling or budget, the U.S. could default on its obligations. Such a default, the perceived risk of such a default or a downgrade of the U.S.’s credit rating consequently could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world.

Downgrading of the U.S.’s credit rating or a default by the U.S. could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with agency-backed MBS.  This could reduce the value of the agency-backed MBS and the private-label MBS in our portfolio.

In addition, adverse market and economic conditions that occur due to a default on the U.S.’s debt or a downgrade of the U.S.’s credit rating could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire.  As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations.  If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

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

Credit Risk

Although we do not expect to encounter credit risk in our agency-backed MBS portfolio assuming the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) remain solvent, we are exposed to credit risk in our private-label MBS portfolio. With respect to our private-label MBS, credit support contained in these MBS deal structures provides a level of protection from losses, as do the discounted purchase prices in the event of the return of less than 100% of par. We also evaluate the impact of credit risk on our investments through a comprehensive investment review and a selection process, which is predominantly focused on quantifying and pricing credit risk. We review our private-label MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments. Through modeling and scenario analysis, we seek to evaluate each investment’s credit risk. Credit risk is also monitored through our ongoing asset surveillance. Despite these measures to manage credit risk, unanticipated credit losses could nevertheless occur, which could adversely impact our operating results.

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

Based on the expected cash flows, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that we are entitled to earn and that we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of and for the three months ended June 30, 2011, we designated $4.4 million as credit reserve on such securities, which is net of a $0.2 million reclassification from accretable discount to credit reserve as a result of less favorable performance in actual and projected performance of the securities.

Index

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended June 30, 2011:

	Senior Securities	Re-REMIC Securities	Total Private- Label Securities
Yield (% of amortized cost)	13.9%	16.5%	16.3%
Average cost (% of face value)	61.7%	48.4%	49.0%
Weighted-average coupon	5.1%	5.5%	5.5%
Delinquencies greater than 60 plus days	37.4%	18.9%	19.8%
Credit enhancement	11.6%	8.2%	8.3%
Severity (three months average)	62.7%	48.2%	48.9%
Constant prepayment rate (three months average)	14.1%	15.1%	15.1%

Key credit and prepayment measures in our private-label MBS portfolio reflected a slight improvement during the three months ended June 30, 2011. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 19.8% at June 30, 2011 from 21.5% at March 31, 2011 and trailing three month average loss severities on liquidated loans increased to 48.9% at June 30, 2011 from 48.1% at March 31, 2011. Based upon the review of the underlying activities, we noted that the change in the credit performances is not considered indicative of the general portfolio. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates, from those used as our valuation assumptions, would have on the value of our total assets and our book value as of June 30, 2011. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	Value at June 30, 2011	Value at June 30, 2011 with 10% Increase in Default Rate	Percent Change	Value at June 30, 2011 with 10% Decrease in Default Rate	Percent Change	Value at June 30, 2011 with 10% Increase in Loss Severity Rate	Percent Change	Value at June 30, 2011 with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$855,496	$851,243	(0.50)%	$859,897	0.51%	$848,758	(0.79)%	$862,100	0.77%
Other	62,883	62,883	—	62,883	—	62,883	—	62,883	—
Total assets	$918,379	$914,126	(0.46)%	$922,780	0.48%	$911,641	(0.73)%	$924,983	0.72%
Liabilities	$708,262	$708,262	—	$708,262	—	$708,262	—	$708,262	—
Equity	210,117	205,864	(2.02)%	214,518	2.09%	203,379	(3.21)%	216,721	3.14%
Total liabilities and equity	$918,379	$914,126	(0.46)%	$922,780	0.48%	$911,641	(0.73)%	$924,983	0.72%

Book value per share	$27.12	$26.57	(2.02)%	$27.69	2.09%	$26.25	(3.21)%	$27.97	3.14%

Index

Interest Rate Risk

We are also subject to interest rate risk as a result of our principal investment activities. Through our principal investment activities, we invest in agency-backed MBS and finance these investments with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations primarily through the use of Eurodollar futures. The counterparties to our derivative agreements at June 30, 2011 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

Our primary risk is related to changes in both short- and long-term interest rates, which affect us in several ways. As interest rates increase, the market value of the MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of our derivative instruments. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed-rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar futures and MBS put option contracts.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value at June 30, 2011.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 4.51 in a rising interest rate environment and 3.41 in a declining interest rate environment.

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

	Value at June 30, 2011	Value at June 30, 2011 with 100 Basis Point Increase in Interest Rates	Percent Change	Value at June 30, 2011 with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$855,496	$816,915	(4.51)%	$884,657	3.41%
Derivative asset	28	4,419	15,682.14%	(4,815)	(17,296.43)%
Other	62,855	62,855	—	62,855	—
Total assets	$918,379	$884,189	(3.72)%	$942,697	2.65%
Liabilities
Repurchase agreements	$639,244	$639,244	—	$639,244	—
Derivative liability	25,097	(6,006)	(123.93)%	57,575	129.41%
Other	43,921	43,921	—	43,921	—
Total liabilities	708,262	677,159	(4.39)%	740,740	4.59%
Equity	210,117	207,030	(1.47)%	201,957	(3.88)%
Total liabilities and equity	$918,379	$884,189	(3.72)%	$942,697	2.65%
Book value per share	$27.12	$26.72	(1.47)%	$26.07	(3.88)%

Index

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in marketable equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of June 30, 2011 (dollars in thousands, except per share amounts).

	Value at June 30, 2011	Value of Equity at June 30, 2011 with 10% Increase in Price	Percent Change	Value of Equity at June 30, 2011 with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$2,090	$2,299	10.00%	$1,881	(10.00)%
Other	916,289	916,289	—	916,289	—
Total assets	$918,379	$918,588	0.02%	$918,170	(0.02)%
Liabilities	$708,262	$708,262	—	$708,262	—
Equity	210,117	210,326	0.10%	209,908	(0.10)%
Total liabilities and equity	$918,379	$918,588	0.02%	$918,170	(0.02)%
Book value per share	$27.12	$27.15	0.10%	$27.09	(0.10)%

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the information incorporated by reference in this Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Exchange Act. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Statements concerning projections, future performance developments, events, revenues, expenses, earnings, run rates, and any other guidance on present or future periods constitute forward-looking statements. Such statements include, but are not limited to, those relating to the effects of our current strategy, our principal acquisition activities, levels of assets under management and our equity capital levels and liquidity. Forward-looking statements involve risks and uncertainties and you should not unduly rely on these statements. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

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

•
our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our NOLs and net capital losses to offset future taxable income and gains, including whether our shareholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

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

•	mortgage loan modification programs and future legislative action;

•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) for investments in agency-backed MBS;

•	our decisions with respect to, and ability to make, future dividends;

Index

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;

•	competition for qualified personnel;

•	available technologies;

•	malfunctioning or failure in our operations and infrastructure;

•	the effect of government regulation and of general economic conditions on our business;

•	fluctuating quarterly operating results;

•	our ability to retain key professionals;

•	effects of litigation and contractual claims against us, our officers and directors, including the potential settlement and litigation of such claims;

•	risk from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to maintain effective internal controls;

•	changes in laws and regulations and industry practices that may adversely affect our business;

•	the loss of our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended;

•	volatility of the securities markets; and

•	activity in the secondary securities markets.

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

As of July 29, 2011, we are not a defendant or a plaintiff in any lawsuits or arbitrations or involved in any governmental or SRO matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We are from time to time involved in civil lawsuits and arbitration matters relating to our businesses that we consider to be in the ordinary course. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, results of operations and liquidity.

Item 1A.	Risk Factors

As of June 30, 2011, except as discussed below, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

A downgrade in the U.S.'s credit rating or a default by the U.S. on its obligations could materially adversely affect our business, financial conditions and results of operations.

The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies downgrading the U.S.’s credit rating for the first time in history. In the event U.S. lawmakers fail to reach an agreement on a national debt ceiling or budget, the U.S. could default on its obligations. Such a default, the perceived risk of such a default or a downgrade of the U.S.’s credit rating consequently could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world.

Downgrading of the U.S.’s credit rating or a default by the U.S. could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with agency-backed MBS.  This could reduce the value of the agency-backed MBS and the private-label MBS in our portfolio.

In addition, adverse market and economic conditions that occur due to a default on the U.S.’s debt or a downgrade of the U.S.’s credit rating could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire.  As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations.  If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2011, we did not repurchase any shares of our Class A common stock.

Index

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INSTANCE DOCUMENT*
101.SCH	SCHEMA DOCUMENT*
101.CAL	CALCULATION LINKBASE DOCUMENT*
101.LAB	LABELS LINKBASE DOCUMENT*
101.PRE	PRESENTATION LINKBASE DOCUMENT*
101.DEF	DEFINITION LINKBASE DOCUMENT*

*
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and tagged as blocks of text: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010.  Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

	By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer)

Date: July 29, 2011

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INSTANCE DOCUMENT*
101.SCH	SCHEMA DOCUMENT*
101.CAL	CALCULATION LINKBASE DOCUMENT*
101.LAB	LABELS LINKBASE DOCUMENT*
101.PRE	PRESENTATION LINKBASE DOCUMENT*
101.DEF	DEFINITION LINKBASE DOCUMENT*

*
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and tagged as blocks of text: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010.  Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.