Form 10-Q
period 2011-09-30
Arlington Asset Investment Corp.
filed 2011-10-28
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 28, 2011:

Title	Outstanding
Class A Common Stock	7,099,336 shares
Class B Common Stock	566,112 shares

ARLINGTON ASSET INVESTMENT CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Index

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$20,295	$12,412
Receivables
Interest	3,648	2,345
Other	404	219
Mortgage-backed securities, at fair value
Available-for-sale	183,509	252,909
Trading	665,337	174,055
Other investments	3,195	8,287
Derivative assets, at fair value	246	—
Deposits	71,305	4,748
Prepaid expenses and other assets	739	358
Total assets	$948,678	$455,333

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$655,987	$190,220
Interest payable	283	187
Accrued compensation and benefits	7,288	7,201
Dividend payable	6,788	4,655
Derivative liabilities, at fair value	61,845	2,398
Purchased securities payable	—	2,555
Accounts payable, accrued expenses and other liabilities	16,048	16,373
Long-term debt	15,000	15,000
Total liabilities	763,239	238,589

Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 7,099,336 and 7,106,330 shares issued and outstanding, respectively	71	71
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,112 shares issued and outstanding	6	6
Additional paid-in capital	1,506,050	1,505,971
Accumulated other comprehensive income, net of taxes	43,252	63,495
Accumulated deficit	(1,363,940)	(1,352,799)
Total equity	185,439	216,744
Total liabilities and equity	$948,678	$455,333

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$13,061	$10,150	$38,818	$29,401

Interest expense
Interest on short-term debt	542	178	1,336	405
Interest on long-term debt	115	146	345	423
Total interest expense	657	324	1,681	828
Net interest income	12,404	9,826	37,137	28,573
Other (loss) income, net
Investment (loss) gain, net	(20,195)	(2,089)	(17,455)	642
Other loss	(4)	(3)	(11)	(10)
Total other (loss) income, net	(20,199)	(2,092)	(17,466)	632
Operating (loss) income before other expenses	(7,795)	7,734	19,671	29,205
Other expenses
Compensation and benefits	2,537	2,365	7,543	7,664
Professional services	441	233	1,125	993
Business development	19	19	98	58
Occupancy and equipment	93	90	281	294
Communications	51	44	147	156
Other operating expenses	448	387	1,168	1,684
Total other expenses	3,589	3,138	10,362	10,849
(Loss) income before income taxes	(11,384)	4,596	9,309	18,356
Income tax provision (benefit)	259	(560)	1,076	(199)
Net (loss) income	$(11,643)	$5,156	$8,233	$18,555

Basic (loss) earnings per share	$(1.50)	$0.66	$1.07	$2.39
Diluted (loss) earnings per share	$(1.50)	$0.65	$1.06	$2.35
Dividends declared per share	$0.875	$0.60	$2.50	$1.30
Weighted-average shares outstanding (in thousands)
Basic	7,748	7,755	7,711	7,768
Diluted	7,748	7,887	7,737	7,904

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Comprehensive Income

Balances, December 31, 2009	7,352,774	$74	566,112	$6	$1,507,394	$7,015	$(1,364,476)	$150,013
Net income	—	—	—	—	—	—	26,586	26,586	$26,586
Issuance of Class A common stock	4,353	—	—	—	447	—	—	447	—
Repurchase of Class A common stock	(243,815)	(2)	—	—	(4,901)	—	—	(4,903)	—
Forfeitures of Class A common stock	(6,982)	(1)	—	—	(122)	—	—	(123)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	3,153	—	—	3,153	—
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	56,480	—	56,480	56,480
Comprehensive income									$83,066
Dividends declared	—	—	—	—	—	—	(14,909)	(14,909)
Balances, December 31, 2010	7,106,330	71	566,112	6	1,505,971	63,495	(1,352,799)	216,744
Net income	—	—	—	—	—	—	8,233	8,233	$8,233
Issuance of Class A common stock	29,147	—	—	—	545	—	—	545	—
Repurchase of Class A common stock	(8,910)	—	—	—	(229)	—	—	(229)	—
Forfeitures of Class A common stock	(27,231)	—	—	—	(770)	—	—	(770)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	533	—	—	533	—
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(20,243)	—	(20,243)	(20,243)
Comprehensive income									$(12,010)
Dividends declared	—	—	—	—	—	—	(19,374)	(19,374)
Balances, September 30, 2011	7,099,336	$71	566,112	$6	$1,506,050	$43,252	$(1,363,940)	$185,439

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,233	$18,555
Adjustments to reconcile net income to net cash provided by operating activities
Net investment loss (gain)	17,455	(642)
Net (discount)/premium (accretion)/amortization on mortgage-backed securities	(7,976)	(9,045)
Depreciation and amortization	36	30
Other	533	2,504
Changes in operating assets
Interest receivable	(1,304)	(485)
Sold securities receivable	—	(58,686)
Other receivables	(182)	(851)
Prepaid expenses and other assets	926	(3,190)
Changes in operating liabilities
Accounts payable and accrued expenses	519	(215)
Purchased securities payable	—	64,277
Accrued compensation and benefits	85	(206)
Net cash provided by operating activities	18,325	12,046

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(17,190)	(133,141)
Purchases of trading mortgage-backed securities	(663,542)	(280,602)
Proceeds from sales of available-for-sale mortgage-backed securities	79,211	237,801
Proceeds from sales of trading mortgage-backed securities	176,278	111,764
Receipt of principal payments on available-for-sale mortgage-backed securities	11,175	21,251
Receipt of principal payments on trading mortgage-backed securities	24,760	7,440
Payments for purchased securities payable	(2,555)	—
Payments and deposits on derivatives, net	(69,851)	(4,119)
Other	3,949	(2,539)
Net cash used in investing activities	(457,765)	(42,145)

Cash flows from financing activities:
Proceeds from repurchase agreements, net	465,766	37,754
Dividends paid	(17,244)	(5,586)
Repayments of short-term debt	(970)	—
Repurchase of common stock	(229)	(3,961)
Net cash provided by financing activities	447,323	28,207

Net increase (decrease) in cash and cash equivalents	7,883	(1,892)
Cash and cash equivalents, beginning of period	12,412	10,123
Cash and cash equivalents, end of period	$20,295	$8,231

Supplemental cash flow information
Cash payments for interest	$1,585	$722
Cash payments for taxes	$538	$700

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Index

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities (MBS), at fair value—The Company’s agency-backed MBS, which are generally guaranteed by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), are generally classified within Level 2 of the fair value hierarchy as they are valued after considering quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The Company reviews broker or pricing service quotes to determine whether the quotes are relevant, for example, whether an active market exists to provide price transparency or whether the quote is an indicative price or a binding offer. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

The Company classifies non-agency MBS, including private-label MBS, within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and other assumptions used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available.

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

Other investments—The Company’s other investments consist of investments in equity securities, investment funds, interest-only MBS, and other MBS-related securities. The Company’s equity securities are classified within Level 1 of the fair value hierarchy if they are valued using quoted market prices. Interest-only MBS and residual interest in securitization of which the Company is not considered the primary beneficiary are classified within Level 3 of the fair value hierarchy.

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

Index

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,295	$20,295	$12,412	$12,412
Interest receivable	3,648	3,648	2,345	2,345
Non-interest bearing receivables	404	404	219	219
MBS
Agency-backed MBS	665,480	665,480	174,229	174,229
Private-label MBS
Senior securities	9,953	9,953	51,038	51,038
Re-REMIC securities	173,413	173,413	201,697	201,697
Derivative assets	246	246	—	—
Other investments	3,195	3,195	8,287	8,287
Deposits	71,305	71,305	4,748	4,748

Financial liabilities
Repurchase agreements	655,987	655,987	190,220	190,220
Interest payable	283	283	187	187
Short-term debt	—	—	970	970
Long-term debt	15,000	15,000	15,000	15,000
Derivative liabilities	61,845	61,845	2,398	2,398

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2011
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$665,337	$—	$665,337	$—
Available-for-sale
Agency-backed MBS	143	—	143	—
Private-label MBS
Senior securities	9,953	—	—	9,953
Re-REMIC securities	173,413	—	—	173,413
Total available-for-sale	183,509	—	143	183,366
Total MBS	848,846	—	665,480	183,366
Derivative assets, at fair value	246	—	246	—
Derivative liabilities, at fair value	(61,845)	(61,845)	—	—
Interest-only MBS, at fair value	1,105	—	—	1,105
Total	$788,352	$(61,845)	$665,726	$184,471

Index

	December 31, 2010
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$174,055	$—	$174,055	$—
Available-for-sale
Agency-backed MBS	174	—	174	—
Private-label MBS
Senior securities	51,038	—	—	51,038
Re-REMIC securities	201,697	—	—	201,697
Total available-for-sale	252,909	—	174	252,735
Total MBS	426,964	—	174,229	252,735
Derivative liabilities, at fair value	(2,398)	—	(2,398)	—
Interest-only MBS, at fair value	6,327	—	—	6,327
Total	$430,893	$—	$171,831	$259,062

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $184,471, or 19.45%, and $259,062, or 56.90%, of the Company’s total assets as of September 30, 2011 and December 31, 2010, respectively.

There were no significant transfers of securities in or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2011 and 2010.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

As of September 30, 2011, the fair value of the Company’s Level 3, private-label MBS available-for-sale was $183,366. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represents interests in re-securitizations of senior residential mortgage-backed securities (RMBS) and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying RMBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying RMBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

As of September 30, 2011, the Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had a weighted-average original loan-to-value of 71%, weighted-average original FICO score of 729, weighted-average three-month prepayment rate of 14% and weighted-average three-month loss severities of 48%. These underlying collateral loans had a weighted-average coupon rate of 5.40%. These securities are currently rated below investment grade. The significant inputs for the valuation model include the following weighted-averages:

	September 30, 2011		December 31, 2010
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	7.00%	8.86%	7.46%	13.64%
Default rate	10.00%	5.54%	8.15%	6.22%
Loss severity rate	55.00%	42.50%	48.54%	42.10%
Prepayment rate	17.00%	15.15%	15.08%	15.15%

Index

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2011	$10,573	$183,780	$194,353
Total net gains (losses)
Included in earnings	—	987	987
Included in other comprehensive income	(421)	(5,895)	(6,316)
Purchases	—	—	—
Sales	—	(5,917)	(5,917)
Principal payoffs	(333)	(2,745)	(3,078)
Net accretion of discount	134	3,203	3,337
Ending balance, September 30, 2011	$9,953	$173,413	$183,366

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Three Months Ended September 30, 2010
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2010	$61,642	$151,106	$212,748
Total net gains (losses)
Included in earnings	1,470	472	1,942
Included in other comprehensive income	931	11,143	12,074
Purchases	14,117	7,620	21,737
Sales	(19,509)	(6,445)	(25,954)
Principal payoffs	(2,736)	(2,652)	(5,388)
Net accretion of discount	1,156	1,895	3,051
Ending balance, September 30, 2010	$57,071	$163,139	$220,210

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Index

	Nine Months Ended September 30, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2011	$51,038	$201,697	$252,735
Total net gains (losses)
Included in earnings	3,525	9,615	13,140
Included in other comprehensive income	(6,503)	(12,953)	(19,456)
Purchases	330	16,860	17,190
Sales	(37,229)	(41,983)	(79,212)
Principal payoffs	(2,128)	(9,047)	(11,175)
Net accretion of discount	920	9,224	10,144
Ending balance, September 30, 2011	$9,953	$173,413	$183,366

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Nine Months Ended September 30, 2010
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2010	$94,380	$64,308	$158,688
Total net gains (losses)
Included in earnings	4,478	3,596	8,074
Included in other comprehensive income	3,943	29,503	33,446
Purchases	29,577	103,562	133,139
Sales	(68,321)	(34,212)	(102,533)
Principal payoffs	(11,056)	(8,657)	(19,713)
Net accretion of discount	4,070	5,039	9,109
Ending balance, September 30, 2010	$57,071	$163,139	$220,210

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Gains and losses included in earnings for the three and nine months ended September 30, 2011 and 2010 are reported in the following statement of operations line descriptions:

	Other (Loss) Income, Net Investment (Loss) Gain
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total gains included in earnings for the period	$987	$1,942	$13,140	$8,074

Change in unrealized gains relating to assets still held at reporting date	$—	$—	$—	$—

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of September 30, 2011, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds. For the nine months ended September 30, 2011, the Company recorded a loss of $85 in the carrying value of these financial assets. For the three months ended September 30, 2011 and for the three and nine months ended September 30, 2010, there were no material changes to the carrying value of these financial assets.

Index

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	September 30, 2011					December 31, 2010
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$436,788	$—	51.46%	6.1	AAA	$174,055	$—	40.77%	4.7	AAA
Freddie Mac	228,549	—	26.92%	6.4	AAA	—	—	—	—	—
Available-for-sale:
Agency-backed
Fannie Mae	143	—	0.02%	5.4	AAA	174	—	0.04%	3.3	AAA
Private-label
Senior securities	9,953	(5,179)	1.17%	4.4	CC	51,038	(20,812)	11.95%	5.6	CCC
Re-REMIC securities	173,413	(128,990)	20.43%	7.9	NR	201,697	(168,282)	47.24%	9.2	NR
	$848,846	$(134,169)	100.00%			$426,964	$(189,094)	100.00%

(1)
The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at September 30, 2011 and adjustable-rate MBS at December 31, 2010. The weighted-average coupon of the MBS portfolio at September 30, 2011 and December 31, 2010 was 4.85% and 5.13%, respectively.

(2)	As of September 30, 2011 and December 31, 2010, the Company’s MBS investments with a fair value of $731,438 and $233,885, respectively, were pledged as collateral for repurchase agreements.
(3)
The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S.’s credit rating to “AA” by Standard & Poors during the quarter ended September 30, 2011, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

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

Based on the Company’s estimates of the expected cash flows associated with its private-label MBS, a portion of the purchase discount that the Company is entitled to earn, which the Company considers to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result.

Index

The following tables present the changes of the unamortized discount and designated credit reserves on available-for-sale, private-label MBS for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, July 1, 2011	$5,313	$—	$130,415	$4,386
Accretion of discount	(134)	—	(3,203)	—
Reclassifications, net	—	—	(2,282)	2,282
Acquisitions	—	—	—	—
Sales	—	—	(2,608)	—
Ending balance, September 30, 2011	$5,179	$—	$122,322	$6,668

	Nine Months Ended September 30, 2011
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2011	$20,259	$553	$162,388	$5,894
Accretion of discount	(920)	—	(9,224)	—
Reclassifications, net	—	—	(3,745)	3,745
Acquisitions	131	—	8,039	—
Sales	(14,291)	(553)	(35,136)	(2,971)
Ending balance, September 30, 2011	$5,179	$—	$122,322	$6,668

	Three Months Ended September 30, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, July 1, 2010	$33,378	$545	$156,896	$4,938
Accretion of discount	(1,156)	—	(1,895)	—
Reclassifications, net	433	(433)	136	(136)
Acquisitions	5,857	—	7,034	—
Sales	(12,590)	—	(5,530)	(60)
Ending balance, September 30, 2010	$25,922	$112	$156,641	$4,742

	Nine Months Ended September 30, 2010
	Senior Securities		Re-REMIC Securities
	Unamortized Discount	Credit Reserve	Unamortized Discount	Credit Reserve
Beginning balance, January 1, 2010	$51,051	$2,503	$91,610	$4,897
Accretion of discount	(4,069)	—	(5,038)	—
Reclassifications, net	2,677	(2,677)	5,034	(5,034)
Acquisitions	12,331	477	112,584	9,402
Sales	(36,068)	(191)	(47,549)	(4,523)
Ending balance, September 30, 2010	$25,922	$112	$156,641	$4,742

For the securities acquired during the nine months ended September 30, 2011, the contractually required payments receivable was $47,228, the cash flow expected to be collected was $43,909, and the fair value at the acquisition date was $19,745. There were no securities acquired during the three months ended September 30, 2011.

Index

The Company’s available-for-sale securities consist of MBS. In accordance with ASC 320, Debt and Equity Securities (ASC 320), the securities are carried at fair value with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	September 30, 2011
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$132	$11	$—	$143
Private-label MBS
Senior securities	8,580	1,373	—	9,953
Re-REMIC securities	131,513	42,703	(803)	173,413
Total	$140,225	$44,087	$(803)	$183,509

(1)	The amortized cost of MBS includes unamortized net discounts of $134,169 at September 30, 2011.

	December 31, 2010
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$163	$11	$—	$174
Private-label MBS
Senior securities	43,161	7,877	—	51,038
Re-REMIC securities	146,844	54,853	—	201,697
Total	$190,168	$62,741	$—	$252,909

(1)	The amortized cost of MBS includes unamortized net discounts of $189,094 at December 31, 2010.

The Company recorded no other-than-temporary impairments on MBS during the three and nine months ended September 30, 2011 and 2010.

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$5,917	$96,054	$255,489	$349,565
Gross gains	987	1,942	13,661	8,265
Gross losses	—	23	245	1,023

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	September 30, 2011	December 31, 2010
Interest-only MBS	$1,105	$6,327
Non-public equity securities	975	975
Investment funds	1,115	985

Total other investments	$3,195	$8,287

Index

3.	Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. As of September 30, 2011, the amount at risk related to $127,819, $224,929, and $189,014 of repurchase agreements with Credit Suisse Securities USA LLC, Barclays Capital Inc., and MF Global, Inc., respectively, was $41,861 or 22.57%, $17,588 or 9.48%, and $10,127 or 5.46%, respectively, of the Company’s equity with a weighted-average maturity of 19, 13, and 13 days, respectively. As of December 31, 2010, the amount at risk related to $19,852 of repurchase agreements with Credit Suisse Securities USA LLC was $31,943, or 14.74%, of the Company’s equity with a weighted-average maturity of 35 days. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and periods indicated:

	September 30, 2011	December 31, 2010
Outstanding balance	$655,987	$190,220
Value of assets pledged as collateral
Agency-backed MBS	652,121	174,055
Private-label MBS	79,317	59,830
Cash	—	1,300
Weighted-average rate	0.37%	0.53%
Weighted-average term to maturity	14.2 days	15.4 days

	September 30, 2011	September 30, 2010
Weighted-average outstanding balance during the three months ended	$649,755	$168,806
Weighted-average rate during the three months ended	0.33%	0.41%
Weighted-average outstanding balance during the nine months ended	$529,810	$153,128
Weighted-average rate during the nine months ended	0.33%	0.35%

Long-Term Debt

As of September 30, 2011 and December 31, 2010, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted-average interest rate on these long-term debentures was 3.00% and 3.04% as of September 30, 2011 and December 31, 2010, respectively. All of these borrowings mature between 2033 and 2035.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS.

During the three and nine months ended September 30, 2011, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of operations. For the three and nine months ended September 30, 2011, the Company recorded net losses of $37,037 and $61,153, respectively, on these derivatives. For the three and nine months ended September 30, 2010, the Company recorded net losses of $2,800 and $4,688, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

Index

	September 30, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation:
Eurodollar futures(1)	$14,810,000	$(61,265)	$1,370,000	$(2,398)
10-year U.S. Treasury note futures(2)	39,700	(580)	—	—
Commitment to purchase MBS(3)	75,000	246	—	—

(1)
The $14,810,000 total notional amount of Eurodollar futures contracts as of September 30, 2011 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2011 and 2016. As of September 30, 2011, the Company maintained $71,305 as a deposit and margin against the open Eurodollar futures contracts.

(2)	The $39,700 total notional amount of 10-year U.S. Treasury note futures as of September 30, 2011 represents the accumulation of 10-year U.S. Treasury note futures that mature in December of 2011.
(3)
The $75,000 total notional amount of commitment to purchase MBS as of September 30, 2011 represents a forward commitment to purchase a fixed-rate MBS security with a settlement date in October of 2011.

5.	Income Taxes:

The total income tax provision for the three and nine months ended September 30, 2011 was $259 and $1,076, respectively. The total income tax benefit for the three and nine months ended September 30, 2010 was $560 and $199, respectively. The Company generated pre-tax book (loss) income of $(11,384) and $9,309 for the three and nine months ended September 30, 2011, respectively. The Company generated pre-tax book income of $4,596 and $18,356 for the three and nine months ended September 30, 2010, respectively.

The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 11.56% and (1.1)%, respectively. The effective tax rate during these periods was lower than the highest marginal tax rates due to the valuation allowance release related to the valuation allowance recorded against the net deferred tax assets. The net deferred tax assets, which are offset by a full valuation allowance, include net operating losses (NOLs), which are available to offset the current and future taxable income. The Company recorded an expected tax liability for these periods due to taxable income for the three and nine months ended September 30, 2011 and 2010 that is anticipated to be subject to the alternative minimum tax. Limitations prevent the Company from using its NOLs to fully offset its taxable income for alternative minimum tax purposes. The Company expects to realize an additional portion of the tax benefits of NOLs in 2011, which are reflected in the Company’s projected effective tax rate for the year, along with a corresponding release of the valuation allowance previously recorded against these losses. The Company will continue to provide a valuation allowance against the other deferred tax assets to the extent the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing authorities in jurisdictions where the Company has significant business operations, such as Virginia.  On July 12, 2011, the Company received a notification from the IRS stating that the congressional Joint Committee on Taxation had completed its consideration of the IRS’ special report related to the IRS’ examination of the Company’s tax years 2006, 2007 and 2008 and has taken no exception to the conclusions reached by the IRS.

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

Index

	Three Months Ended September 30,
(Shares in thousands)	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	7,748	7,748	7,755	7,755
Stock options and unvested restricted stock	—	—	—	132
Weighted-average common and common equivalent shares outstanding	7,748	7,748	7,755	7,887
Net (loss) income applicable to common stock	$(11,643)	$(11,643)	$5,156	$5,156
(Loss) earnings per common share	$(1.50)	$(1.50)	$0.66	$0.65

	Nine Months Ended September 30,
(Shares in thousands)	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	7,711	7,711	7,768	7,768
Stock options and unvested restricted stock	—	26	—	136
Weighted-average common and common equivalent shares outstanding	7,711	7,737	7,768	7,904
Net income applicable to common stock	$8,233	$8,233	$18,555	$18,555
Earnings per common share	$1.07	$1.06	$2.39	$2.35

The diluted earnings per share for the three and nine months ended September 30, 2011 did not include the antidilutive effect of 16,437 and 27,316 shares, respectively, of restricted stock units, stock options, and restricted stock. The diluted earnings per share for the three and nine months ended September 30, 2010 did not include the antidilutive effect of 27,341 and 70,257 shares, respectively, of restricted stock units, stock options, and restricted stock.

7.	Commitments and Contingencies:

Litigation

As of September 30, 2011, the Company was not a defendant and was not a plaintiff in any lawsuits or arbitrations or involved in any governmental or self-regulatory organization (SRO) matters that are expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company, from time to time, is involved in civil lawsuits and arbitration matters (together, litigation) relating to its business that are considered to be in the ordinary course. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on the Company’s financial condition or results of operations or liquidity in a future period.

8.	Equity:

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

Index

The Board of Directors approved and the Company declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

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

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shares granted	—	—	14,000	—
Weight-average share price	$—	$—	$27.66	$—
Compensation expense recognized during the period	$67	$612	$509	$2,343

	September 30, 2011	December 31, 2010
Restricted Class A shares outstanding	15,208	132,246
Unrecognized compensation cost related to unvested shares	$267	$412
Weighted-average vesting period remaining	2.27 years	0.16 years
Class A common stock shares available for grants	529,468	25,292

Restricted Stock Units

On June 2, 2011, the non-employee directors received an annual grant of an aggregate of 14,540 RSUs having an aggregate grant date fair value of $400, based on the closing sale price of the Class A common stock on the New York Stock Exchange on June 1, 2011 of $27.51. In addition to the annual grant of RSUs, the Company also granted 1,089 additional RSUs to the non-employee directors in lieu of certain cash payments for services as Lead Independent Director or as a chairman of one of the Board’s standing committees.

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

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shares repurchased	—	193,824	8,910	222,846
Total cost	$—	$3,851	$229	$4,399
Average price	$—	$19.84	$25.70	$19.71

As of September 30, 2011 and December 31, 2010, 247,275 and 256,185, respectively, shares of Class A common stock remain available for repurchases under the Repurchase Program.

9.	Recent Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-8, Testing Goodwill for Impairment. This standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning on January 1, 2012 for the Company. The Company does not expect any impact on the Company’s financial positions as a result of adoption of this standard.

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income. This standard requires presentation of the items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective on January 1, 2012 for the Company. Early adoption is permitted and full retrospective application is required. The Company does not expect any impact on the Company’s financial positions as a result of adoption of these new requirements.

In May 2011, the FASB and International Accounting Standards Board (IASB) completed their joint project on fair value measurement and issued their respective final standards. These standards represent clarifications to existing guidance such as change in the valuation premise and the application of premiums and discounts, and new required disclosures. These standards are effective for fiscal year 2012 for the Company. The Company does not expect a significant impact on the Company’s financial positions as a result of adoption of this standard.

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

Executive Summary

We are a principal investment firm that acquires and holds mortgage-related and other assets. We acquire, on a leveraged basis, residential mortgage-backed securities (MBS), either issued by a U.S. Government agency, or guaranteed as to principal and interest by U.S. Government agencies or U.S. Government-sponsored entities (agency-backed MBS). We also acquire MBS issued by private organizations (private-label MBS) subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act). Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions;
•	changes in interest rates and prepayment rates;
•	actions taken by the United States (U.S.) Federal Reserve and the U.S. Treasury;
•	changes in laws and regulations and industry practices;
•	actions taken by ratings agencies with respect to the U.S.’s credit rating; and
•	other market developments.

In recent years and months, the conditions in the U.S. and global financial markets have changed suddenly and negatively and may continue to change adversely during the remainder of 2011 and in future periods. At this time, there is a growing expectation for a slowdown in economic growth globally. In response to the financial issues affecting the banking system and the financial markets, governments, regulators and central banks in the U.S. and worldwide have taken numerous steps to increase liquidity and to restore investor confidence.

For example, in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (HASP), which is a multi-faceted plan intended to prevent residential mortgage foreclosures. More recently, on September 21, 2011, the U.S. Federal Reserve announced the “Operation Twist” maturity extension program pursuant to which it intends to sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. In addition, on October 24, 2011, the Federal Housing Finance Agency announced changes to expand the Home Affordable Refinance Program (HARP) so that more borrowers can refinance their home mortgage. HASP, HARP and Operation Twist could cause an increase in prepayment rates. In addition, on September 1, 2011, the SEC issued a concept release No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments, pursuant to which it is reviewing whether certain companies that invest in residential mortgage backed securities and rely on the exemption from registration under Section 3(c)(5)(C) of the 1940 Act (such as us) should continue to be allowed to rely on such exemption from registration.

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including but not limited to making it more difficult for us to analyze our investment portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies.  While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations.

For the three months ended September 30, 2011, we had a net loss of $11.6 million, or $1.50 per share (diluted). As of September 30, 2011, the Company’s book value per share was $23.93.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculate non-GAAP core operating income for the three and nine months ended September 30, 2011. Our core operating income for the three and nine months ended September 30, 2011 was $8.7 million and $37.7 million, respectively. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of mortgage-backed securities (MBS) purchase discounts adjusted for principal repayments in excess of proportionate invested capital, and (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

Index

The following is a reconciliation of GAAP net (loss) income to non-GAAP core operating income for the three and nine months ended September 30, 2011 (dollars in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
GAAP net (loss) income	$(11,643)	$8,233
Adjustments
Adjusted expenses(1)	518	1,073
Stock compensation	176	839
Net unrealized mark-to-market loss on trading MBS and hedge instruments	20,675	30,187
Adjusted interest related to purchase discount accretion(2)	(1,048)	(2,588)
Non-GAAP core operating income	$8,678	$37,744

(1)	Adjusted expenses reflect certain professional fees and income taxes that are not considered representative of routine or core operating-related activities of the Company.
(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

As of September 30, 2011, our agency-backed MBS consisted of $621.6 million in face value with a cost basis of $637.3 million and was fair valued at $665.5 million. Our agency-backed MBS had a weighted-average coupon of 4.61% and a weighted-average cost of funding of 29 basis points at September 30, 2011.

We have hedged against the market value movements of our agency-backed MBS using Eurodollar and U.S. Treasury futures. The Eurodollar futures mature through September 30, 2016 and have a lifetime weighted-average rate of 3.00% as of September 30, 2011. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term. As of September 30, 2011, we also held certain commitments to purchase MBS with a fair value of $0.2 million.

As of September 30, 2011, our private-label MBS portfolio consisted of $281.0 million in face value with an amortized cost basis of $140.1 million and was fair valued at $183.4 million. The unaccreted purchase discount on our private-label MBS portfolio was $134.2 million as of September 30, 2011. During the three and nine months ended September 30, 2011, we recognized net interest income of $5.7 million and $20.2 million, respectively, representing a 16.1% and 17.6% annualized yield, respectively, including coupon and accretion of purchase discount, from our private-label MBS portfolio.

For the three months ended September 30, 2011, we received proceeds of $5.9 million from the liquidation of $7.5 million in face value of private-label MBS, realizing $1.0 million in gains. For the nine months ended September 30, 2011, we received proceeds of $79.2 million from the liquidation of $119.0 million in face value of private-label MBS, realizing $13.1 million in gains.

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

Based on our estimates of the expected cash flows associated with our discounted private-label MBS, a portion of the purchase discount that we are entitled to earn, which we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as a credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of September 30, 2011, we designated $6.7 million as a credit reserve of the $134.2 million purchase discount on such securities.

We have been evaluating, and will continue to evaluate, the opportunities across the spectrum in the mortgage industry and seek the highest risk-adjusted returns for our capital. We evaluate and prioritize the risk-adjusted return we expect to receive on every asset based upon a current cash yield perspective as well as from a total yield perspective that includes expected reflation, which is defined as an increase in value between the amortized cost basis and the par value of the security. Historically, based on market conditions, we believe our MBS assets have provided us with higher relative risk-adjusted rates of return than most other portfolio opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate acquisition opportunities against the returns available in each of our asset alternatives and endeavor to allocate our assets and capital with an emphasis toward what we believe will generate the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments. We believe we have constructed a private-label MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS. As we continue to reallocate our capital to agency-backed MBS, we will continue to seek to identify potential opportunities to strengthen our position and to maximize return to our shareholders.

The following is a summary of our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net interest income	$12,404	$9,826	$37,137	$28,573
Other (loss) income, net	(20,199)	(2,092)	(17,466)	632
Other expenses	3,589	3,138	10,362	10,849
(Loss) income before income taxes	(11,384)	4,596	9,309	18,356
Income tax provision (benefit)	259	(560)	1,076	(199)
Net (loss) income	$(11,643)	$5,156	$8,233	$18,555

For the three months ended September 30, 2011, our net loss was $11.6 million compared to net income of $5.2 million for the three months ended September 30, 2010. Our net (loss) income includes net interest income of $12.4 million and other net loss of $20.2 million for the three months ended September 30, 2011 compared to net interest income of $9.8 million and other net loss of $2.1 million for the three months ended September 30, 2010. The increase in other net loss is due primarily to unrealized mark-to-market loss adjustments on derivative liabilities, offset by unrealized mark-to-market gain adjustments on our MBS portfolio. As discussed above, we have hedged against the market value movements of our agency-backed MBS using Eurodollar and U.S. Treasury futures. The value of these hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio. The mark-to-market loss adjustments reflect the impact of declining interest rates and/or widening mortgage spreads during the three months ended September 30, 2011. Our other expenses increased to $3.6 million during the three months ended September 30, 2011 compared to $3.1 million for the three months ended September 30, 2010, primarily as a result of increases in legal expenses and compensation related expenses.

Index

For the nine months ended September 30, 2011, our net income was $8.2 million compared to $18.6 million for the nine months ended September 30, 2010. Our net income includes net interest income of $37.1 million and other net loss of $17.5 million for the nine months ended September 30, 2011 compared to net interest income of $28.6 million and other net income of $0.6 million for the nine months ended September 30, 2010. The increase in other net loss is due primarily to unrealized mark-to-market loss adjustments on derivative liabilities. Our other expenses decreased to $10.4 million during the nine months ended September 30, 2011 compared to $10.8 million for the nine months ended September 30, 2010, primarily as a result of our effort to reduce expenses.

Principal Investing

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of September 30, 2011 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$407,848	$436,788
Freddie Mac	213,575	228,549
Available-for-sale
Agency-backed MBS
Fannie Mae	132	143
Private-label MBS
Senior securities	13,758	9,953
Re-REMIC securities	267,250	173,413
Other mortgage related assets	131,749	1,105
Total	$1,034,312	$849,951

As of September 30, 2011, the average purchase price of our private-label MBS was 50.46% of par value with a weighted-average coupon of 5.39%.

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

Occupancy and equipment expense includes rental costs for our facilities and depreciation and amortization of equipment and software. These expenses are largely fixed in nature.

Communications expense includes voice, data and internet service fees, and data processing costs.

Other operating expense includes professional liability and property insurance, directors fees including cash and stock awards, printing and copying, business licenses and taxes, office supplies, penalties and fees, charitable contributions and other miscellaneous office expenses.

Index

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

We reported a net loss of $11.6 million for the three months ended September 30, 2011 compared to net income of $5.2 million for the three months ended September 30, 2010 which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2011	2010
Interest income	$13,061	$10,150
Interest expense	657	324
Net interest income	12,404	9,826
Other loss, net
Investment loss, net	(20,195)	(2,089)
Other loss	(4)	(3)
Total other loss, net	(20,199)	(2,092)
Other expenses	3,589	3,138
(Loss) income before income taxes	(11,384)	4,596
Income tax provision (benefit)	259	(560)
Net (loss) income	$(11,643)	$5,156

Net income decreased $16.8 million from net income of $5.2 million for the three months ended September 30, 2010 to a net loss of $11.6 million for the three months ended September 30, 2011 due to the following:

Net interest income increased $2.6 million (26.5%) from $9.8 million during the three months ended September 30, 2010 to $12.4 million during the three months ended September 30, 2011. The increase is the result of the overall increase in our MBS portfolio and reallocating a portion of our investable capital to agency-backed MBS portfolio.

Total other loss, net, increased $18.1 million from a $2.1 million loss during the three months ended September 30, 2010 to a $20.2 million loss during the three months ended September 30, 2011 primarily as a result of mark-to-market loss adjustments on our hedge positions related to MBS. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	Three Months Ended September 30,
	2011	2010
Net interest income	$12,519	$9,972
Investment loss, net	(20,195)	(2,089)

The components of net interest income from our MBS-related portfolio are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$640,932	$7,199	4.49%	$161,038	$1,929	4.79%
Private-label MBS
Senior securities	8,604	310	14.44%	55,793	2,236	16.04%
Re-REMIC securities	132,829	5,516	16.61%	124,986	5,968	19.10%
Other investments	1,155	36	12.31%	484	17	13.71%
	$783,520	13,061	6.69%	$342,301	10,150	11.86%

Repurchase agreements	$649,755	(542)	(0.33)%	$168,806	(178)	(0.41)%
Net interest income/spread		$12,519	6.36%		$9,972	11.45%

Index

The change in the composition of our MBS portfolio and related increase in net interest income by $2.5 million from the three months ended September 30, 2010 to the three months ended September 30, 2011 were primarily due to the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS. Interest income from other investments represents interest on interest-only MBS securities.

For the three months ended September 30, 2011 and 2010, we recognized net investment losses of $20.2 million and $2.1 million, respectively. The following table summarizes the components of net investment loss for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2011	2010
Realized gains on sale of available-for-sale investments, net	$987	$1,942
Gains (losses) on trading investments, net	15,855	(1,235)
Losses from derivative instruments, net	(37,037)	(2,800)
Other, net	—	4
Investment loss, net	$(20,195)	$(2,089)

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the three months ended September 30, 2011 and 2010.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recorded no other-than-temporary impairment losses during the three months ended September 30, 2011 and 2010.

The realized gains on sale of available-for-sale investments, net, recognized for the three months ended September 30, 2011 were primarily the result of proceeds received of $5.9 million from the sales of $7.5 million in face value of MBS at a net gain of $1.0 million as compared to the result of proceeds received of $26.0 million from the sales of $42.2 million in face value of MBS at a net gain of $1.9 million for the three months ended September 30, 2010.

The gains on trading investments, net, recognized for the three months ended September 30, 2011 were the result of unrealized mark-to-market net gain adjustments of our trading MBS portfolio of $15.9 million. The losses on trading investments, net, recognized for the three months ended September 30, 2010 were primarily the result of realized net losses of $0.5 million from sales of trading investments and unrealized mark-to-market net loss adjustments of our trading MBS portfolio of $0.7 million.

Losses from derivative instruments recognized for the three months ended September 30, 2011 were the result of realized net losses of $0.5 million and unrealized mark-to-market loss adjustments of $36.5 million on our derivative instruments. Losses from derivative instruments recognized for the three months ended September 30, 2010 were primarily the result of realized net losses of $0.1 million and unrealized mark-to-market loss adjustments of $2.7 million on our derivative instruments.

Other, net reflects the Company’s gain from investments in proprietary investment partnerships and other managed investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs decreased to $115.1 thousand for the three months ended September 30, 2011 from $146.0 thousand for the three months ended September 30, 2010.

Other expenses increased by $0.5 million (16.1%) from $3.1 million for the three months ended September 30, 2010 to $3.6 million for the three months ended September 30, 2011, primarily as a result of an increase in legal costs.

Total income tax provision increased from a benefit of $0.6 million for the three months ended September 30, 2010 to a provision of $0.3 million for the three months ended September 30, 2011. Our effective tax rate was (2.28)% for the three months ended September 30, 2011 as compared to (12.2)% for the same period in 2010. During the quarter ended September 30, 2011, ordinary taxable income was subject to alternative minimum tax. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state NOLs to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the three months ended September 30, 2010 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of September 30, 2011 remains a major contributor of the total tax expense.

Index

Results of Operations

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

We reported net income of $8.2 million for the nine months ended September 30, 2011 compared to $18.6 million for the nine months ended September 30, 2010 which included the following results for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Interest income	$38,818	$29,401
Interest expense	1,681	828
Net interest income	37,137	28,573
Other (loss) income, net
Investment (loss) gain, net	(17,455)	642
Other loss	(11)	(10)
Total other (loss) income, net	(17,466)	632
Other expenses	10,362	10,849
Income before income taxes	9,309	18,356
Income tax provision (benefit)	1,076	(199)
Net income	$8,233	$18,555

Net income decreased $10.4 million from net income of $18.6 million for the nine months ended September 30, 2010 to net income of $8.2 million for the nine months ended September 30, 2011 due to the following:

Net interest income increased $8.5 million (29.7%) from $28.6 million during the nine months ended September 30, 2010 to $37.1 million during the nine months ended September 30, 2011. The increase is the result of the overall increase in our MBS portfolio and reallocating a portion of our investable capital to agency-backed MBS portfolio.

Total other (loss) income, net, decreased $18.1 million from a $0.6 million gain during the nine months ended September 30, 2010 to a $17.5 million loss during the nine months ended September 30, 2011 primarily as a result of mark-to-market loss adjustments on our hedge positions related to MBS. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Net interest income	$37,482	$28,996
Investment (loss) gain, net	(17,455)	642

The components of net interest income from our MBS-related portfolio are summarized in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$531,184	$17,849	4.48%	$153,282	$5,468	4.76%
Private-label MBS
Senior securities	15,391	1,756	15.21%	70,714	8,578	16.17%
Re-REMIC securities	138,073	18,806	18.16%	101,744	15,337	20.10%
Other investments	2,190	242	14.76%	161	17	13.71%
	$686,838	38,653	7.54%	$325,901	29,400	12.03%
Other(1)		165			1
		38,818			29,401
Repurchase agreements	$529,810	(1,336)	(0.33)%	$153,128	(405)	(0.35)%
Net interest income/spread		$37,482	7.21%		$28,996	11.68%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

Index

The change in the composition of our MBS portfolio and related increase in net interest income by $8.5 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 were primarily due to the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS. Interest income from other investments represents interest on interest-only MBS securities.

For the nine months ended September 30, 2011 and 2010, we recognized a net investment loss of $17.5 million and a net investment gain of $0.6 million, respectively. The following table summarizes the components of net investment (loss) gain for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Realized gains on sale of available-for-sale investments, net	$15,005	$7,288
Gains (losses) on trading investments, net	28,778	(2,752)
Losses from derivative instruments, net	(61,153)	(4,688)
Other, net	(85)	794
Investment (loss) gain, net	$(17,455)	$642

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized no other-than-temporary impairment charges for the nine months ended September 30, 2011 and 2010.

As part of our quarterly assessments of unrealized losses in our portfolio of marketable equity securities for other-than-temporary impairments and our assessment of cost method investments, we recorded $85.0 thousand in other-than-temporary impairment losses related to investment funds during the nine months ended September 30, 2011. There were no other-than-temporary impairment losses during the nine months ended September 30, 2010.

The realized gains on sale of available-for-sale investments, net, recognized for the nine months ended September 30, 2011 were primarily the result of proceeds received of $79.2 million from the sales of $119.0 million in face value of MBS at a net gain of $13.1 million and realized net gains from the sale of other investments of $1.9 million as compared to the result of proceeds received of $237.8 million from the sales of $313.4 million in face value of MBS at a net gain of $7.3 million for the nine months ended September 30, 2010.

The gains on trading investments, net, recognized for the nine months ended September 30, 2011 were primarily the result of realized net losses of $0.3 million from sales of trading investments offset by unrealized mark-to-market net gain adjustments of our trading MBS portfolio of $29.1 million. The losses on trading investments, net, recognized for the nine months ended September 30, 2010 were primarily the result of realized net losses of $4.6 million from sales of trading investments offset by unrealized mark-to-market net gain adjustments of our trading MBS portfolio of $1.8 million.

Losses from derivative instruments recognized for the nine months ended September 30, 2011 were the result of realized net losses of $1.9 million and unrealized mark-to-market loss adjustments of $59.2 million on our derivative instruments. Losses from derivative instruments recognized for the nine months ended September 30, 2010 were primarily the result of realized net losses of $0.1 million and unrealized mark-to-market loss adjustments of $4.6 million on our derivative instruments.

Other, net includes gains and losses from investments in proprietary investment partnerships and other managed investments and miscellaneous activities related to various investment portfolios such as liquidation proceeds on previously impaired investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs decreased to $344.5 thousand for the nine months ended September 30, 2011 from $423.1 thousand for the nine months ended September 30, 2010.

Other expenses decreased by $0.4 million (3.7%) from $10.8 million for the nine months ended September 30, 2010 to $10.4 million for the nine months ended September 30, 2011, primarily as a result of our effort to reduce operating expenses in all categories. The most significant reduction was related to insurance expenses.

Total income tax provision increased from a benefit of $0.2 million for the nine months ended September 30, 2010 to a provision of $1.1 million for the nine months ended September 30, 2011. Our effective tax rate was 11.56% for the nine months ended September 30, 2011 as compared to (1.1)% for the same period in 2010. The effective tax rate during these periods was lower than the highest marginal tax rates due to the expected use of federal and state NOLs to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the nine months ended September 30, 2010 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes.

Index

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

Liquidity, or ready access to funds, is essential to our business. Liquidity is of particular importance to our business and perceived liquidity issues may affect our counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. If we cannot obtain funding from third parties or from our subsidiaries, our results of operations could be negatively impacted.

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock, debt securities or derivatives of those securities. Funding for agency-backed MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties, and we have observed increased availability for funding for private-label MBS through repurchase agreements. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of September 30, 2011.

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

Cash Flows

As of September 30, 2011, our cash and cash equivalents totaled $20.3 million, representing a net increase in the balance of $7.9 million from $12.4 million as of December 31, 2010. The cash provided by operating activities of $18.3 million was attributable primarily to net income. The cash used in investing activities of $457.8 million relates primarily to purchases of MBS, net of proceeds from the sales of MBS. The cash provided by financing activities of $447.3 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio.

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

Index

As of September 30, 2011, our liabilities totaled $763.2 million. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debt securities accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035 and are currently redeemable by us, in whole or in part, without penalty. As of September 30, 2011, we had $15.0 million of total long-term debt.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of September 30, 2011, the weighted-average interest rate under these agreements was 0.37%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (SIFMA) and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	September 30, 2011	December 31, 2010
Outstanding balance	$655,987	$190,220
Weighted-average rate	0.37%	0.53%
Weighted-average term to maturity	14.2 days	15.4 days
Maximum amount outstanding at any month-end during the period	$659,459	$190,220

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits and long-term investments. As of September 30, 2011, liquid assets consisted primarily of cash and cash equivalents of $20.3 million and net investments in MBS of $192.9 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. Government. Our total assets increased from $455.3 million at December 31, 2010 to $948.7 million as of September 30, 2011. The increase in total assets reflects the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS.

As of September 30, 2011, the total par and fair value of the MBS portfolio was $934.6 million and $848.8 million, respectively. As of September 30, 2011, the weighted-average coupon of the portfolio was 4.85%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and we have declared and paid the following dividends to date in 2011:

Index

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

The Board of Directors approved and we declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Based on the expected cash flows, to the extent that a security has a probability of incurring credit loss, a portion of the purchase discount that we are entitled to earn and that we consider to be a credit reserve against future potential credit losses, may not be accreted into interest income. The amount designated as credit reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit reserve is more favorable than forecasted, a portion of the amount designated as credit reserve may be accreted into interest income over time. Conversely, if the performance of a security with a credit reserve is less favorable than forecasted, additional amounts of the purchase discount may be designated as credit reserve, or impairment charges and write-downs of such securities to a new cost basis could result. As of and for the three months ended September 30, 2011, we designated $6.7 million as credit reserve on such securities, which is net of a $2.3 million reclassification from accretable discount to credit reserve as a result of less favorable performance in actual and projected performance of the securities.

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended September 30, 2011:

	Senior Securities	Re-REMIC Securities	Total Private- Label Securities
Yield (% of amortized cost)	14.4%	16.6%	16.5%
Average cost (% of face value)	61.7%	48.1%	48.8%
Weighted-average coupon	5.1%	5.4%	5.4%
Delinquencies greater than 60 plus days	41.2%	18.9%	20.0%
Credit enhancement	11.3%	7.5%	7.7%
Severity (three months average)	44.9%	48.1%	47.9%
Constant prepayment rate (three months average)	10.7%	14.6%	14.4%

Key credit and prepayment measures in our private-label MBS portfolio remained static during the three months ended September 30, 2011. While 60-day plus delinquencies in our private-label MBS portfolio increased to 20.0% at September 30, 2011 from 19.8% at June 30, 2011, the trailing three month average loss severities on liquidated loans decreased to 47.9% at September 30, 2011 from 48.9% at June 30, 2011. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

Index

The table that follows shows the expected change in fair value for our current MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates, from those used as our valuation assumptions, would have on the value of our total assets and our book value as of September 30, 2011. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	September 30, 2011
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$848,846	$844,730	(0.48)%	$853,110	0.50%	$842,316	(0.77)%	$855,243	0.75%
Other	99,832	99,832	—	99,832	—	99,832	—	99,832	—
Total assets	$948,678	$944,562	(0.43)%	$952,942	0.45%	$942,148	(0.69)%	$955,075	0.67%

Liabilities	$763,239	$763,239	—	$763,239	—	$763,239	—	$763,239	—
Equity	185,439	181,323	(2.22)%	189,703	2.30%	178,909	(3.52)%	191,836	3.45%
Total liabilities and equity	$948,678	$944,562	(0.43)%	$952,942	0.45%	$942,148	(0.69)%	$955,075	0.67%

Book value per share	$23.93	$23.40	(2.22)%	$24.48	2.30%	$23.09	(3.52)%	$24.76	3.45%

Index

Interest Rate Risk

We are also subject to interest rate risk as a result of our principal investment activities. Through our principal investment activities, we invest in agency-backed MBS and finance these investments with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations primarily through the use of Eurodollar futures. The counterparties to our derivative agreements at September 30, 2011 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 3.51 in a rising interest rate environment and 2.03 in a declining interest rate environment.

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

	September 30, 2011
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$848,846	$819,063	(3.51)%	$866,073	2.03%
Derivative asset	246	(3,348)	(1,460.98)%	2,325	845.12%
Other	99,586	99,586	—	99,586	—
Total assets	$948,678	$915,301	(3.52)%	$967,984	2.04%
Liabilities
Repurchase agreements	$655,987	$655,987	—	$655,987	—
Derivative liability	61,845	21,454	(65.31)%	102,553	65.82%
Other	45,407	45,407	—	45,407	—
Total liabilities	763,239	722,848	(5.29)%	803,947	5.33%
Equity	185,439	192,453	3.78%	164,037	(11.54)%
Total liabilities and equity	$948,678	$915,301	(3.52)%	$967,984	2.04%

Book value per share	$23.93	$24.84	3.78%	$21.17	(11.54)%

Index

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in marketable equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of September 30, 2011 (dollars in thousands, except per share amounts).

	September 30, 2011
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$2,090	$2,299	10.00%	$1,881	(10.00)%
Other	946,588	946,588	—	946,588	—
Total assets	$948,678	$948,887	0.02%	$948,469	(0.02)%

Liabilities	$763,239	$763,239	—	$763,239	—
Equity	185,439	185,648	0.11%	185,230	(0.11)%
Total liabilities and equity	$948,678	$948,887	0.02%	$948,469	(0.02)%

Book value per share	$23.93	$23.96	0.11%	$23.91	(0.11)%

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

•	our ability to realize any reflation of our assets;

•	current conditions in the residential mortgage market and further adverse developments in that market;

•	current economic conditions and further adverse developments in the overall economy;

•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;

•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;

•	our ability to successfully implement our hedging strategy;

•	the availability of certain short-term liquidity;

•
the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

•	mortgage loan prepayment activity, modification programs and future legislative action;

•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) for investments in agency-backed MBS;

•	our decisions with respect to, and ability to make, future dividends;

Index

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;

•	competition for qualified personnel;

•	available technologies;

•	malfunctioning or failure in our operations and infrastructure;

•	the effect of government regulation and of general economic conditions on our business;

•	fluctuating quarterly operating results;

•	our ability to retain key professionals;

•	effects of litigation and contractual claims against us, our officers and directors, including the potential settlement and litigation of such claims;

•	risk from strategic investments or acquisitions and joint ventures or our entry into new business areas;

•	failure to maintain effective internal controls;

•	changes in laws and regulations and industry practices that may adversely affect our business;

•	the loss of our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended;

•	volatility of the securities markets; and

•	activity in the secondary securities markets.

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

As of October 28, 2011, we are not a defendant or a plaintiff in any lawsuits or arbitrations or involved in any governmental or SRO matters that are expected to have a material adverse effect on our financial condition, results of operations or liquidity. We are from time to time involved in civil lawsuits and arbitration matters relating to our businesses that we consider to be in the ordinary course. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, results of operations and liquidity.

Item 1A.	Risk Factors

As of September 30, 2011, except as discussed below, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the quarter ended June 30, 2011.

In general, changes in market conditions could further adversely and materially affect our business and the value of our common stock could be negatively impacted.

Risk is an inherent part of our business, which, by its nature, does not produce predictable earnings. Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions generally;
•	changes in interest rates and prepayment rates;
•	actions taken by the U.S. Federal Reserve and the U.S. Treasury;
•	changes in laws and regulations and industry practices;
•	actions taken by ratings agencies with respect to the U.S.’s credit rating; and
•	other market developments.

In recent years and months, the conditions in the U.S. and global financial markets have changed suddenly and negatively and may continue to change adversely during the remainder of 2011 and in future periods. At this time there is a growing expectation for a slowdown in economic growth globally. In response to the financial issues affecting the banking system and the financial markets, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence and future government, legislative or regulatory actions, among other factors, could materially adversely affect our business in many ways.

Market conditions and actions by governmental authorities may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS. Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. The Homeowner Affordability and Stability Plan announced by the U.S. Treasury in February 2009, the “Operation Twist” program announced by the U.S. Federal Reserve on September 21, 2011 and the expansion of the Home Affordable Refinance Program announced by the Federal Housing Finance Agency on October 24, 2011 could cause an increase in prepayment rates. If the dislocations in the residential mortgage market, recent or future government actions or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations. We may be unable to accurately forecast interest and prepayment rates.

Index

Prepayment rates could negatively affect the value of our MBS purchased at a premium, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Furthermore, both the Homeowner Affordability and Stability Plan announced by the U.S. Treasury in February 2009, the “Operation Twist” program announced by the U.S. Federal Reserve on September 21, 2011 and the expansion of the Home Affordable Refinance Program announced by the Federal Housing Finance Agency on October 24, 2011 could cause an increase in prepayment rates. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage-based securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our shareholders. Despite Fannie Mae or Freddie Mac guarantees of principal and interest related to the agency-backed MBS we own, those guarantees do not protect us against prepayment risks.

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

On September 1, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in RMBS and rely on the exemption from registration under Section 3(c)(5)(C) of the 1940 Act (such as us) should continue to be allowed to rely on such exemption from registration.

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

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2011, we did not repurchase any shares of our Class A common stock.

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

*           Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and tagged as blocks of text: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2011 and the Year Ended December 31, 2010; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010.  Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

	By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer)

Date: October 28, 2011

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

*           Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and tagged as blocks of text: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2011 and the Year Ended December 31, 2010; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010.  Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.