Form 10-K
period 2011-12-31
Arlington Asset Investment Corp.
filed 2012-02-23
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates computed by reference to the price at which the registrant’s Class A common stock was last sold on June 30, 2011 was approximately $209 million. There is no public trading market for the registrant’s Class B common stock; however, the Class B common stock is convertible into Class A common stock on a share-for-share basis.

As of January 31, 2012, there were 7,099,336 shares of the registrant’s Class A common stock outstanding and 566,112 shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (SEC) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•
the availability and terms of, and our ability to deploy, capital and our ability to grow our business through a strategy focused on acquiring primarily residential mortgage-backed securities (MBS) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (agency-backed MBS), and MBS issued by private organizations (private-label MBS);

•
our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (NOLs), and net capital losses (NCLs), to offset future taxable income and gains, including whether our shareholder rights plan (Rights Plan) will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

•	our investment, hedging and financing strategies and the success of these strategies;

•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;

•	the outcome of contingencies, including pending legal and regulatory proceedings;

•	our ability to quantify and manage risk;

•	our ability to realize any reflation of our assets;

•	our liquidity;

•	our asset valuation policies;

•	our decisions with respect to, and ability to make, future dividends;

•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (1940 Act); and

•	the effect of government regulation and of general economic conditions on our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession.  These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements.  You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

•	effects of regulatory proceedings, litigation and contractual claims against us, our officers and our directors;

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

•	current conditions and further adverse developments in the residential mortgage market and the overall economy;

•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;

•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;

•	the availability of certain short-term liquidity sources;

•
the federal conservatorship of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

•	mortgage loan prepayment activity, modification programs and future legislative action;

•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury), for investments in agency-backed MBS;

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;

•	fluctuating quarterly operating results;

•	changes in laws and regulations and industry practices that may adversely affect our business;

•	volatility of the securities markets and activity in the secondary securities markets; and

•	the other important factors identified in this Annual Report on Form 10-K under the caption “Item 1A—Risk Factors.”

These and other risks, uncertainties and factors, including those described elsewhere in this Annual Report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Unless the context otherwise requires or indicates, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “AAIC,” and “Arlington Asset” refer to Arlington Asset Investment Corp. and its consolidated subsidiaries.

Our Company

Arlington Asset Investment Corp. is a principal investment firm that acquires and holds mortgage-related and other assets. We acquire residential mortgage-backed securities (MBS), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (agency-backed MBS).  We also acquire MBS issued by private organizations (private-label MBS), subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act).

We are a Virginia corporation and taxed as a C corporation for U.S. federal tax purposes.  We are subject to corporate income tax on our taxable income and gains. Even though we are able to use NOL and NCL carry-forwards against our taxable income and capital gains, we still have some tax liability that is attributable to federal alternative minimum tax and state and local taxes on our taxable income and gains that are not offset by our NOL and NCL carry-forwards.  At December 31, 2011, we had $279.2 million of NOL carry-forwards and $389.7 million of NCL carry-forwards.  On December 31, 2011, $162.0 million of our NCL carry-forwards expired.  Our NCL carry-forwards will continue to expire annually until 2015, and our NOL carry-forwards will begin to expire in 2027.

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

Historically, our business activities have included principal investing, capital markets, asset management and mortgage banking operations.  We ceased our mortgage banking operations in 2008. In May 2009, as part of our strategic shift to focus on a principal investing strategy, we sold our majority ownership interest in and deconsolidated FBR Capital Markets Corporation, our former subsidiary, the operations of which were previously reported as the capital markets and asset management segment.  Since then, principal investing has been the only business that we operate and manage.

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209.

Investment Strategy

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

During 2009, we implemented and executed several strategic initiatives designed to strengthen our financial and operational positions and established an independent operating platform designed to maximize the returns to our shareholders.  One of these strategic initiatives involved the rebalancing of our investment portfolio to more liquid and potentially higher-return securities such as private-label MBS.  Our focus was on credit enhanced securities backed by residential real estate loans acquired at distressed prices, which we expected would increase our net interest income and net income and increase the dividend payment opportunity to our shareholders. Our private-label MBS appreciated during 2010 to a point where unlevered returns in certain of our private-label MBS were below our target returns.  As a result of the substantial appreciation in certain of our private-label MBS, we began migrating capital from certain private-label MBS to agency-backed MBS during 2011.

During 2011, our principal investing strategy was to acquire and hold fixed-rate agency-backed MBS that we believed exhibited prepayment protection and fixed- and adjustable-rate, private-label MBS.  Although the coupon on adjustable-rate MBS will change over time, there are aspects of the security that result in the coupon being fixed for a period of time or the change in the coupon being limited. We will seek to maintain a certain level of whole-pool agency-backed MBS, due to our view of the long-term attractiveness of the asset class and for purposes of our exemption under the 1940 Act.

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

We may change our acquisition strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investments or hedges that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment, funding or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. Our Board of Directors oversees our operational policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and variable distributions, or approves transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our capital stock and our ability to make distributions to our shareholders.

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties.  Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time or the market is experiencing significant volatility. If we cannot obtain funding from third parties or from our subsidiaries, our results of operations could be negatively impacted.  For a discussion of other factors that could affect our liquidity, see “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

MBS Portfolio

As of December 31, 2011, the fair value of our MBS portfolio was $816.4 million. The yield on our MBS for the year ended December 31, 2011 was 7.38%, including 18.1% on private-label MBS, with a corresponding cost of funds of 0.36%. The yield on our MBS is calculated based upon the adjusted par value which includes the effects of any other-than-temporary impairment charges recorded by us as well as an adjustment for any principal and interest for which collection is not probable. The yield based on unadjusted par value was 7.05% for the year ended December 31, 2011.

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of December 31, 2011 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$401,184	$432,039
Freddie Mac	189,738	204,833
Available-for-sale
Agency-backed MBS
Fannie Mae	128	139
Private-label MBS
Senior securities	13,593	9,311
Re-REMIC securities	264,201	170,116
Other mortgage related assets	121,122	1,060
Total	$989,966	$817,498

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

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the overall credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally.  In July 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008 (HERA), which established the Federal Housing Finance Agency (FHFA), with enhanced regulatory authority over, among other things, the business of Fannie Mae and Freddie Mac.  In September 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac.  The FHA, together with the U.S. Treasury and the U.S. Federal Reserve, has also undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers.  Despite these government actions to capitalize and provide financing to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs.  If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  If Fannie Mae and Freddie Mac were unable to satisfy their obligations, distributions to holders of Fannie Mae and Freddie Mac certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of these certificates.  For additional discussion of how the changes to the roles of Fannie Mae and Freddie Mac and related governmental actions may adversely affect our business, see “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S.’s credit rating to “AA” by Standard & Poor’s during 2011, that these securities would receive such a rating if they were ever rated by a rating agency.  For a discussion of the risks relating to credit ratings, see “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

Private-Label MBS

We also acquire and hold non-agency private-label MBS. Private-label MBS are MBS that are not issued by a U.S. government agency or a U.S. government-sponsored entity, such as Fannie Mae or Freddie Mac, and that are generally backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. While agency-backed MBS are backed by the express obligation or guarantee of Fannie Mae or Freddie Mae as described above, private-label MBS are generally supported by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, overcollateralization and subordination. We may purchase private-label MBS without private credit enhancement. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated MBS to allocate losses on the underlying mortgage loans. Typically, one or more classes of senior MBS were created, which were generally initially rated in one of the two highest rating levels by one or more nationally recognized rating agencies. However, these MBS are generally rated below investment grade or unrated. The following is a description of the various private-label MBS we may acquire:

•
Residential Prime Senior MBS. Residential prime securities are MBS backed by prime residential mortgage loans. We believe prime residential mortgage loans were generally high credit-quality loans, and generally had balances greater than conforming loan limits. Prime securities were typically backed by loans that had relatively high weighted average FICO scores (700 or higher), low weighted average loan-to-value ratios (75% or less), limited concentrations of investor properties, and a low percentage of loans with low FICO scores or high loan-to-value ratios at origination. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses, therefore have the least credit risk in a securitization transaction. To further reduce credit risk, most, if not all, principal collected from the underlying asset pool is used to pay down the senior securities until certain performance tests are satisfied. If certain performance tests are satisfied, principal payments are allocated, generally on a pro rata basis, between the senior securities and the subordinated securities.

•
Residential Non-Prime Senior MBS. Residential non-prime securities are MBS backed by non-prime residential mortgage loans. Non-prime residential loans included Alt-A loans, which generally had higher credit quality than subprime and lower credit quality than prime loans. Alt-A loans originally represented loans with alternative documentation, but the definition has shifted over time to include loans with additional risk characteristics and a higher percentage of investor loans. In an Alt-A loan, the borrower’s income may not be verified, and in some cases, may not be disclosed on the loan application. Alt-A loans may also have expanded criteria that allow for higher debt-to-income ratios with higher accompanying loan-to-value ratios than would otherwise be permissible for prime loans. Residential non-prime senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Delinquencies are expected to be higher than the prime senior MBS; however, the levels of credit and structural support are also higher and, as a result, the non-prime senior MBS is expected to better withstand the higher levels of credit loss es than subordinate securities of the same securitization. Credit support is the face amount of securities subordinate to the applicable security that protects the security from credit losses and is generally expressed as a percentage of the securitization’s underlying pool balance.

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

Use of Leverage

Because of the credit and interest rate risks inherent in our strategy, we closely monitor the leverage (debt-to-equity ratio) of our MBS portfolio.  However, from time to time, the leverage may increase or decrease due to several factors, including changes in the value of the underlying portfolio holdings and the timing and amount of acquisitions or asset sales.

We may reduce the amount of equity capital we have invested in agency-backed MBS or other mortgage assets, by funding a portion of those acquisitions with repurchase agreements or other borrowing arrangements, to the extent available on favorable terms or at all. To the extent that revenue derived from those assets exceeds our interest expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from our MBS and other mortgage assets does not sufficiently cover the interest expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds.

We currently use repurchase agreements to finance our investments in MBS.  When we engage in a repurchase transaction, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty.  The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 90 days, but may be up to one year.  We believe the current financial environment is driven by exceptional monetary easing. Funding for agency-backed MBS through repurchase agreements continues to remain available to us at rates we consider to be attractive from multiple counterparties, and we have observed increased availability for funding for private-label MBS through repurchase agreements.

Hedging and Interest Rate and Prepayment Risk Management Strategy

We follow an interest rate risk management program intended to protect our MBS portfolio against the effects of major interest rate changes. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio.  Generally, our interest rate risk management program is formulated with the intent to mitigate the potential adverse effects resulting from differences in the amount and timing of rate adjustment to our assets versus those affecting our corresponding liability. We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency-backed MBS primarily through the use of Eurodollar futures and U.S. Treasury note futures. Our agency-backed MBS hedging strategy includes an element of reliance on coupon repricing of assets in addition to hedging our liability cost.

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

Historically, we have from time-to-time purchased Eurodollar and U.S. Treasury futures, interest rate swaps, interest rate collars, interest rate caps or floors, forward sales, and similar financial instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the yield on our assets during a period of rising interest rates or to mitigate prepayment risk. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments had an active secondary market and were intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. Certain of our interest rate management activities qualified for hedge accounting in accordance with accounting principles related to accounting for derivative instruments and hedging activities. We reported the derivative financial instruments and any related margin accounts on our consolidated balance sheets at their fair value. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that the cost of hedging exceeds the level of risk that management believes is present.

We seek to build a balance sheet and undertake an interest rate risk management program that we believe is likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potential environments. Our interest rate risk management strategies also provide support for our leverage strategies. In determining our target leverage, we monitor, among other things, our “duration.” This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our MBS and other mortgage assets and liabilities. See the additional discussion of interest rate risk relative to our leveraged portfolio of MBS and other mortgage assets included in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. There is no assurance, however, that any of these strategies will be successful.

We seek to purchase fixed-rate agency-backed MBS that exhibit some form of prepayment protection.  Prepayment protection can take many forms but includes agency-backed MBS backed by loans that are originated in New York, through the Home Affordable Modification Program or some other government program, or high loan-to-value ratio loans.  These loans are believed to have less incentive to prepay and will result in lower overall prepayments in securities backed by these types of loans.  In 2011, we purchased many of our agency-backed MBS backed by higher concentration of loans that fall within these categories. We cannot be assured that prepayments will not increase in the future if government refinance programs target a much broader borrower base. We believe that we maintain a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate us from interest rate changes and prepayment risks. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, we may be unable to hedge effectively our interest rate and prepayment risks.

Credit Risk Management

Although we do not expect to encounter credit risk in our agency-backed MBS portfolio assuming Fannie Mae and Freddie Mac remain solvent, we are exposed to credit risk in our private-label MBS portfolio. With respect to our private-label MBS, credit support contained in these MBS deal structures provides a level of protection from losses, as do the discounted purchase prices in the event of the return of less than 100% of par. We also evaluate the impact of credit risk on our acquisitions through a comprehensive review and selection process, which is predominantly focused on quantifying and pricing credit risk. We review our private-label MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such acquisitions. Through modeling and scenario analysis, we seek to evaluate each security’s credit risk. Credit risk is also monitored through our ongoing asset surveillance. Despite these measures to manage credit risk, unanticipated credit losses could nevertheless occur which could adversely impact our operating results.

Compliance, Legal, Risk Management and Internal Audit

In conducting our business, we are exposed to a range of risks including, without limitation:

•
Market risk. Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates, equity prices, as well as market expectations concerning the underlying assets.

•
Interest rate risk.  Interest rate risk is the risk of loss resulting from changes in interest rates and the resulting changes in our cash flows, including prepayments.  Another component of interest rate risk is the risk to our earnings or capital resulting from adverse changes in the values of assets due to a change in the level of market interest rates, as well as market expectations concerning the underlying assets.

•
Prepayment risk.  Prepayment risk is the risk related to the early unscheduled payment of principal on our MBS portfolio.  The effective yield over the remaining life of a security cannot be known for certain as the actual cash flow is not known.  With the early payment of principal, we will not earn future interest income on that portion of the principal; therefore, decreasing the yield we had expected to earn at the time of purchase.

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

•
Regulatory risk. Regulatory risk is the risk of loss, including fines, penalties or restrictions in our activities from failing to comply with current or future federal, state or local laws (including federal and state securities laws), and rules and regulations pertaining to financial services activities, including the loss of our exclusion from regulation as an investment company under the 1940 Act.

•
Legal risk. Legal risk is the risk of loss, disruption or other negative effect on our operations or condition that arises from unenforceable contracts, lawsuits, adverse judgments, or adverse governmental or regulatory actions or proceedings, or the threat thereof.

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

For a detailed discussion of the material risks facing our company, see “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

We are responsible for our compliance procedures with regard to the legal and regulatory requirements of our company and our operating businesses and for our procedures with regard to our exposure to market, interest rate, prepayment, credit, operations, liquidity, compliance, legal, reputational and equity ownership risk. In addition, our internal audit personnel (staffed through an external service firm) test and audit for compliance by our personnel with our policies and procedures. Our outside legal counsel also provides legal service to our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee of our Board of Directors to ensure their independence in performing these functions. Pursuant to its charter, the Audit Committee has oversight of the staffing, qualifications and performance of our internal audit function. In addition to our internal compliance, and risk management personnel, we outsource certain functions to outside consultants and attorneys for their expertise.

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

Although we believe that our risk management program and our internal controls are appropriately designed to address the risks to which we are exposed, we cannot provide assurance that our risk management program or our internal controls will prevent or reduce such risks.  For additional discussion of our strategy for managing interest rate risk, prepayment risk and credit risk, see “—Hedging and Interest Rate and Prepayment Risk Management Strategy” and “—Credit Risk Management” above.

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunications systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing and information technology support services, which are performed by outside service providers, most data processing functions are performed internally.

Competition

Our success depends, in large part, on our ability to acquire MBS at favorable spreads over our borrowing costs. In acquiring these assets, we compete with mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, mortgage REITs, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous entities with similar asset acquisition objectives and others may be organized in the future. The effect of the existence of additional entities may be to increase competition for the available supply of agency-backed MBS, including collateralized mortgage obligations (CMOs), private-label MBS and other mortgage-related assets suitable for purchase by us. Moreover, our success depends on our ability to acquire MBS issued by Fannie Mae or Freddie Mac, and we cannot predict what role Fannie Mae and Freddie Mac will play in the future housing market. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency security and could have broad adverse market implications and significant implications for our own business.  In addition, competition is also intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals. For a further discussion of the competitive factors affecting our business, see “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

Our Tax Status

We are subject to corporate income tax on our taxable income and gains that are not offset by our NOL and NCL carry-forwards. Even though we are able to use NOL and NCL carry-forwards against our taxable income and capital gains, we still have some tax liability that is attributable to federal alternative minimum tax and various state and local taxes. At December 31, 2011, we had $279.2 million of NOL carry-forwards and $389.7 million of NCL carry-forwards. On December 31, 2011, $162.0 million of our NCL carry-forwards expired.  Our NCL carry-forwards will continue to expire annually until 2015, and our NOL carry-forwards will begin to expire in 2027 (see Note 6 to our consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data”).

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

Our Exclusion from Regulation as an Investment Company

We intend to operate so as to be excluded from regulation under the 1940 Act. We rely on Section 3(c)(5)(C) of the 1940 Act, which provides an exclusion for entities that are “primarily engaged in purchasing or otherwise acquiring . . . interests in real estate.” Section 3(c)(5)(C) provides an exclusion from registration for a company if at least 55% of its assets, on an unconsolidated basis, consist of qualified assets such as whole loans and whole pool agency certificates, and if at least 80% of its assets, on an unconsolidated basis, are real estate related assets.  We will need to ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries qualifies for such an exclusion or exemption. We intend to maintain our exclusion by monitoring the value of our interests in our subsidiaries. We may not be successful in this regard.

On September 1, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the 1940 Act (such as us) should continue to be allowed to rely on such exemption from registration.

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

Employees

As of December 31, 2011, we had 10 employees. Our employees are not subject to any collective bargaining agreement and we believe that we have good relations with our employees.

ITEM 1A.	RISK FACTORS

Investing in our company involves various risks, including the risk that you might lose your entire investment. Our results of operations depend upon many factors including our ability to implement our business strategy, the availability of opportunities to acquire assets, the level and volatility of interest rates, the cost and availability of short- and long-term credit, financial market conditions and general economic conditions.

The following discussion concerns the material risks associated with our business. These risks are interrelated, and you should consider them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect the value of our capital stock and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, including these risk factors and elsewhere, you should carefully review the section entitled “Cautionary Statement About Forward-Looking Information.”

Risks Related to our Principal Investing Activities

Continued adverse developments in the residential mortgage market may adversely affect the value of our securities and our ability to borrow against our security assets.

Since mid-2007, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that may adversely affect the performance and market value of the MBS we acquire.  Securities backed by residential mortgage loans originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies.  Additionally, other earlier vintages of MBS may not be performing as expected.  Many MBS have been downgraded by the rating agencies in recent years and the rating agencies may in the future downgrade MBS.  As a result, the market for these securities may be adversely affected for a significant period of time.

During 2011, housing prices and appraisal values in many states continued to decline.  A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans generally, particularly with respect to second homes and investor properties and with respect to any residential mortgage loans whose aggregate loan amounts (including any subordinate liens) are close to or greater than the related property values.

Current market conditions may impair borrowers’ ability to refinance or sell their properties, which may contribute to higher delinquency and default rates.  Borrowers seeking to avoid increased monthly payments by refinancing may no longer be able to find available replacement loans at comparably low interest rates.  A continued decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance.  Borrowers who intended to sell their homes or refinance their existing mortgage loans on or before the expiration of the fixed-rate periods on their mortgage loans may find that they cannot sell their property for an amount equal to or greater than the unpaid principal balance of their loans or obtain new financing at lower rates. In addition, some mortgage loans may include prepayment premiums that may further inhibit refinancing.

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

The agency-backed MBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities.  The interest and principal payments we receive on the agency-backed MBS that we acquire are guaranteed by Fannie Mae or Freddie Mac.  Fannie Mae and Freddie Mac are U.S. government-sponsored entities (GSEs), but their guarantees are not backed by the full faith and credit of the U.S. government.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the overall credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally.  In July 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008 (HERA), which established the Federal Housing Finance Agency (FHFA), with enhanced regulatory authority over, among other things, the business of Fannie Mae and Freddie Mac.  In September 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac.  The FHA, together with the U.S. Treasury and the U.S. Federal Reserve, has also undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers.  Despite these government actions to capitalize and provide financing to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs.  If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.

The problems faced by Fannie Mae and Freddie Mac that resulted in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. government in providing liquidity for the residential mortgage market.  If federal policy makers decide that the U.S. government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. government could decide to stop providing liquidity support of any kind to the mortgage market.  Even if they are not eliminated, the future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency-backed security and could have broad adverse market implications and significant implications for our own business.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold.  For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from agency-backed MBS that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of agency-backed MBS could also negatively affect the pricing of agency-backed MBS we seek to acquire, thereby reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.  If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency-backed MBS from these entities, which would drastically reduce the amount and type of agency-backed MBS available for investment.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on agency-backed MBS.  We cannot predict what role Fannie Mae and Freddie Mac will play in the future housing market.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in MBS guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

To the extent that we invest in agency-backed MBS that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these GSEs may not be fully able to satisfy their guarantee obligations or that these guarantee obligations may be repudiated, which would adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

All the agency-backed MBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities. The interest and principal payments we receive on the agency-backed MBS that we acquire are guaranteed by Fannie Mae or Freddie Mac but are not guaranteed by the U.S. government.  To the extent these GSEs are not able to fully satisfy their guarantee obligations or that these guarantee obligations are repudiated, the value of our investment portfolio and our ability to sell or finance these securities would be adversely affected.

Market conditions and actions by governmental authorities may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS.  Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions.  The Homeowner Affordability and Stability Plan (HASP) announced by the U.S. Treasury in February 2009, the “Operation Twist” program announced by the U.S. Federal Reserve in September 2011 and the expansion of the Home Affordable Refinance Program (HARP) announced by the Federal Housing Finance Agency in October 2011 have caused, and could continue to cause, an increase in prepayment rates.  If the dislocations in the residential mortgage market, recent or future government actions or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected.  If we are unable to accurately forecast interest and prepayment rates, our financial position and results of operations could be materially adversely affected.

Mortgage loan modification programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, the MBS in which we invest.

During the second half of 2008, the U.S. government, through the Federal Housing Administration (FHA) and the Federal Deposit Insurance Corporation (FDIC), commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans.  In addition, Fannie Mae and Freddie Mac instituted programs designed to assist distressed homeowners avoid foreclosure.  These and any future programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

In addition, in February 2009 the U.S. Treasury announced HASP, which is a multi-faceted plan intended to prevent residential mortgage foreclosures by, among other things:

•
allowing certain homeowners whose homes are encumbered by Fannie Mae or Freddie Mac conforming mortgages to refinance those mortgages into lower interest rate mortgages with either Fannie Mae or Freddie Mac;

•
creating the Homeowner Stability Initiative, which is intended to utilize various incentives for banks and mortgage servicers to modify residential mortgage loans with the goal of reducing monthly mortgage principal and interest payments for certain qualified homeowners; and

•	allowing judicial modifications of Fannie Mae and Freddie Mac conforming residential mortgage loans during bankruptcy proceedings.

In September 2011, the White House announced a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance.  In October 2011, the FHFA announced proposed changes to HARP that would expand access to refinancing for qualified individuals and families whose homes have lost value, among other things, increasing the HARP loan-to-value ratio above 125%.  However, this would only apply to mortgages guaranteed by the GSEs.  There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan.  The chances of this initiative’s success have created additional uncertainty in the MBS market, particularly with respect to possible increases in prepayment rates.

On January 4, 2012, the U.S. Federal Reserve issued a white paper outlining additional ideas with regard to refinancings and loan modifications.  It is likely that loan modifications would result in increased prepayments on agency-backed MBS.  See “Risks to our Business—An increase in prepayment rates could negatively affect the value of our MBS purchased at a premium, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders” for information relating to the impact of prepayments on our business.  These initiatives, any loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, our MBS.

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

We may reduce the amount of equity capital we have invested in agency-backed MBS or other mortgage-backed assets by funding a portion of those acquisitions with repurchase agreements, commercial paper (to the extent commercial paper is available on favorable terms or at all) or other borrowing arrangements.  To the extent that revenue derived from those assets exceeds our interest expense, hedging expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from our MBS and other mortgage-backed assets does not sufficiently cover the interest expense, hedging expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds.  Because of the credit and interest rate risks inherent in our strategy, we closely monitor the leverage (debt-to-equity ratio) of our MBS portfolio.  From time to time, our leverage ratio may increase or decrease due to several factors, including changes in the value of the underlying portfolio holdings and the timing and amount of acquisitions.

Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce our liquidity, earnings and cash available for distribution to our shareholders.

We currently use repurchase agreements to finance our investments in MBS.  Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions.  If the market value of the securities pledged or sold by us to a funding source declines in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call.  Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to make distributions to our shareholders.  In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow.  Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the bankruptcy code.

If we fail to maintain adequate repurchase agreement financing or to renew or replace existing borrowings upon maturity, we will be limited in our ability to implement our principal investing activities, which will adversely affect our results of operations and may, in turn, negatively affect the market value of our Class A common stock and our ability to make dividends to our shareholders.

We depend upon repurchase agreement financing to purchase our target assets and reach our target leverage ratio. We cannot assure you that sufficient repurchase agreement financing will be available to us in the future on terms that are acceptable to us.  Investors and financial institutions that lend in the securities repurchase market have tightened lending standards and some have stopped lending entirely in the repurchase market in response to the difficulties and changed economic conditions that have materially adversely affected the MBS market.   If we fail to obtain adequate funding or to renew or replace existing funding upon maturity, we will be limited in our ability to implement our business strategy, which will adversely affect our results of operations and may, in turn, negatively affect the market value of our Class A common stock and our ability to make dividends to our shareholders.

Our use of repurchase agreements may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy, which may make it difficult for us to recover our collateral.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy.  Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders file for bankruptcy.  Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970 or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our investment under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes.

If the lending institution under one or more of our repurchase agreements defaults on its obligation to resell the underlying security back to us at the end of the agreement term, we will lose money on our repurchase transactions.

When we engage in a repurchase transaction, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty.  The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 90 days, but may be up to one year.  If the counterparty in a repurchase transaction defaults on its obligation to resell the securities back to us, we will incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the securities).  Losses incurred on our repurchase transactions would adversely affect our earnings and our cash available for distribution to our shareholders.

If we default on our obligations under our repurchase agreements, we may be unable to establish a suitable replacement facility on acceptable terms or at all.

If we default on one of our obligations under a repurchase agreement, the counterparty may terminate the agreement and cease entering into any other repurchase agreements with us.  In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our investment portfolio and carry out our investment strategy.  We may be unable to establish a suitable replacement repurchase facility on acceptable terms or at all.

Changes in interest rates and adverse market conditions could negatively affect the value of our MBS investments and increase the cost of our borrowings, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.

We acquire indirect interests in mortgage loans by purchasing MBS and we currently intend to continue this strategy.  Under a normal yield curve, an investment in MBS will decline in value if long-term interest rates increase.  In addition, net interest income could decrease if the yield curve becomes inverted or flat.  Fannie Mae or Freddie Mac guarantees of the agency-backed MBS we own do not protect us from declines in market value caused by changes in interest rates.  Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our shareholders.

A significant risk associated with our portfolio of mortgage-related assets is the risk that both long-term and short-term interest rates will increase significantly.  If long-term rates were to increase significantly, the market value of these MBS would decline and the duration and weighted average life of the investments would increase. We could realize a loss in the future if the MBS were sold.  At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we enter into in order to finance the purchase of MBS.

Market values of MBS may decline without any general increase in interest rates for a number of reasons, such as increases in defaults, increases in voluntary prepayments and widening of credit spreads.  If the market values of our investments were to decline for any reason, the value of your investment in our capital stock could also decline.

Limitations on our access to capital could impair our liquidity and our ability to conduct our business.

Liquidity, or ready access to funds, is essential to our business.  Failures of similar businesses have often been attributable in large part to insufficient liquidity.  Liquidity is of particular importance to our business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in transactions with us.  Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption, the payment of significant legal defense and indemnification costs, expenses, damages or settlement amounts, or an operational problem that affects us or third parties.  Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time or the market is experiencing significant volatility. Our inability to maintain adequate liquidity would materially harm our business and operations.

The nature of the securities we hold exposes us to concentrated credit risk that could reduce our earnings, dividends, cash flows and access to liquidity, and otherwise negatively affect our business.

Our private-label MBS portfolio has concentrated risks with respect to residential real estate loans. In general, losses on an asset securing a residential real estate loan included in a securitization will be borne first by the owner of the property (i.e. the owner will first lose the equity invested in the property) and, thereafter, by mezzanine or preferred equity investors, if any, then by a cash reserve fund or letter of credit, if any, then by the first-loss holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit and classes of securities junior to those in which we invest (if any), we may not be able to recover any or all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraisal or if the values subsequently declined and, as a result, less collateral is available to satisfy interest and principal payments due on the related private-label MBS, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and so on. Any credit enhancement we may have with respect to our private-label MBS could be insufficient to protect us from a complete loss.

Our due diligence of potential investments may not reveal all of the liabilities associated with those investments and may not reveal aspects of the investments which could lead to investment losses, and our ability to manage exposures to assets in which we have an indirect interest is limited.

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

We actively manage the risks associated with acquiring, holding and disposing of MBS.  No amount of risk management or mitigation, however, can change the variable nature of the cash flows, fair values of, and financial results generated by these loans and securities.  Changes in the credit performance or the prepayments on the loans underlying private-label MBS and changes in interest rates impact the cash flows on these securities, and the impact could be significant for our securities with concentrated risks.  Changes in cash flows lead to changes in our return and also to potential variability in reported income.

The revenue recognized on our private-label MBS is based on an estimate of the yield over the remaining life of the asset.  Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period.  We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.

Changes in the fair values of our MBS may have various negative effects on us, including reduced earnings, increased earnings volatility and volatility in our book value.

Fair values for our MBS can be volatile.  The fair values can change rapidly and significantly and changes can result from changes in interest rates, actual and perceived risk, supply, demand, and actual and projected cash flows and prepayments and credit performance.  A decrease in fair value may not necessarily be the result of deterioration in future cash flows.  A decrease in the fair value of MBS we own may result in a reduction in our book value due to the accounting standards we are required to apply.  Reporting a low book value could have adverse effects even if that book value is not indicative of the actual value of our net investments in assets.  The adverse effects include the inability to meet or agree upon covenants with counterparties, to enter into derivative contracts or a reduction in the market price of our Class A common stock.

Our investments are recorded at fair value based upon assumptions that are inherently subjective and involve a high degree of management judgment.  Our results of operations and financial condition could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon their disposal.

Our current portfolio investments are, and our future portfolio investments may be, in the form of securities that are not publicly traded.  The fair value of securities and other investments that are not publicly traded may not be readily determinable.  In computing the fair values for MBS for which there are limited observable third-party trades, we make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses.  These assumptions are inherently subjective and involve a high degree of management judgment, and our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed.  Although we rely on our internal calculations to compute the fair value of securities we own, we also request and consider indications of value (marks) from third-party dealers to assist us in our valuation process.  The results of market disruptions over the past several years have generated fewer third-party data points for us to consider in connection with our estimates of the fair value of our securities than were available to us in the past.  Our reported fair value may not reflect what a willing buyer would pay for those assets.  Our results of operations and financial condition may be adversely affected if our determinations regarding the fair value of our investments is materially higher than the values that we ultimately realize upon their disposal.

Credit ratings assigned to debt securities by the credit rating agencies may not accurately reflect the risks associated with those securities.

We make certain acquisition decisions after factoring in a series of data, including credit rating.  However, a credit rating may not accurately reflect the risks associated with a particular debt security.  Rating agencies rate certain debt securities based upon their assessment of the safety of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of debt securities and, therefore, the assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate.

The assignment of an “investment grade” rating to a security by a rating agency does not mean that there is not credit risk associated with the security or that the risk of a credit loss with respect to such security is remote.  For example, a large number of MBS that were previously rated triple-A by one or more rating agencies have been downgraded, in many cases by several rating levels at one time. A downgrade in credit rating can materially adversely affect the fair value of a security.  Our assessment of the quality of an investment that relies, in part, on that asset’s credit rating, may prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

Furthermore, credit rating agencies may change their methods of evaluating credit risk and determining ratings on MBS.  These changes may occur quickly and often. The market’s ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict.  Such changes will have an impact on the amount of investment-grade and non-investment-grade securities that are created or placed on the market in the future.  A change in the amount of investment-grade and non-investment-grade securities that are created or placed on the market could materially adversely impact the value of the MBS in our portfolio and potentially limit or increase the value of MBS available for purchase in the future.

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

An increase in our borrowing costs relative to the interest we receive on our mortgage-related assets may adversely affect our profitability, which may reduce the cash available for distribution to our shareholders.

As our repurchase agreements and other short-term borrowing instruments mature, we must either enter into new repurchase agreements or sell a portion of our mortgage-related assets or other investment securities at times when we might not otherwise choose to do so.  Lenders may seek to use a new maturity date as a opportune time to demand additional terms or increased collateral requirements that could be adverse to us an harm our operations.  Moreover, current conditions in the credit markets may make it impracticable to enter into new repurchase agreements or other short-term facilities.  See “Risks Related to our Business—In general, changes in market conditions could further adversely and materially affect our business and the value of our capital stock could be negatively impacted.”

We generally expect that the interest rates tied to our borrowings will adjust more rapidly than the interest rates tied to the assets in which we invest.  An increase in short-term interest rates at the time that we seek to enter into new repurchase agreements would reduce the spread between our returns on our mortgage-related assets and the cost of our borrowings.  This change in interest rates would adversely affect our returns on our mortgage-related assets portfolio, which might reduce earnings and, in turn, cash available for distribution to our shareholders.

An increase in prepayment rates could negatively affect the value of our MBS purchased at a premium, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans.  Homeowners tend to prepay mortgage loans faster when interest rates decline.  Furthermore, each of HASP and “Operation Twist” and the expansion of HARP have caused, and could continue to cause, an increase in prepayment rates.  When interest rates decline, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates.  Conversely, homeowners tend not to prepay mortgage loans when interest rates increase.  Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates.  This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage-based securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our shareholders.  Fannie Mae or Freddie Mac guarantees of principal and interest related to the agency-backed MBS we own do not protect us against prepayment risks.

Hedging against interest rate exposure may not completely insulate us from interest rate risk and may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders.

We engage in certain hedging transactions to limit our exposure to changes in interest rates and therefore may expose our company to the risks associated with such transactions.  We have historically entered into and may enter into interest rate swap agreements, Eurodollar or U.S. Treasury futures or pursue other hedging strategies.  Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, we may establish other hedging positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.  Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase.  Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions depends on our ability to accurately predict movements of interest rates and credit spreads.  Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions.  In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged.  Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

We currently hedge against interest rate risk.  Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of MBS held, and other changing market conditions.  Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We may change our investment strategy, hedging strategy, asset allocation and operational policies without shareholder consent, which may result in riskier investments and adversely affect the market value of our Class A common stock and our ability to make distributions to our shareholders.

We may change our investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investments or hedges that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate and real estate market fluctuations.  A change in our asset allocation could result in us making investments in instrument categories different from those described in this Annual Report on Form 10-K.  Our Board of Directors oversees our operational policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approves transactions that deviate from these policies without a vote of, or notice to, our shareholders.  Operational policy changes could adversely affect the market value of our Class A common stock and our ability to make distributions to our shareholders.

Our Board of Directors does not approve each of our investment decisions.

Our Board of Directors oversees our operational policies and periodically reviews our investment guidelines and our investment portfolio.  However, our Board of Directors does not review all of our proposed investments.  In addition, in conducting periodic reviews, our Board of Directors may rely primarily on information provided to them by our management.  Furthermore, transactions entered into or structured for us by our management may be difficult or impossible to unwind by the time they are reviewed by our directors.

We operate in a highly-competitive market for investment opportunities, which could make it difficult for us to purchase or originate investments at attractive yields and thus have an adverse effect on our business, results of operations and financial condition.

We gain access to investment opportunities only to the extent that they become known to us.  Gaining access to investment opportunities is highly competitive. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources, more long-standing relationships, broader product offerings and other advantages. Some of our competitors may have a lower cost of funds and access to funding sources that are not available to us.  Additionally, in response to the recent financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. government established programs such as the Legacy Securities Public-Private Investment Program (PPIP), which are designed, in part, to restart the market for certain of our target investments.  The establishment of these or similar programs may result in increased competition for attractive opportunities in our target investments.  It is also possible that our competitors may successfully utilize these programs, which would provide them with attractive debt and equity capital funding from the U.S. government.  As a result of this competition, we may not be able to purchase or originate our target investments at attractive yields, which could have an adverse effect on our business, results of operations and financial condition.

Risks Related to our Business

In general, changes in market conditions could further adversely and materially affect our business and the value of our capital stock could be negatively impacted.

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

In recent years and months, the conditions in the U.S. and global financial markets have changed suddenly and negatively and may continue to change adversely during 2012 and in future periods.  In response to the financial issues affecting the banking system and the financial markets, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence.  Future government, legislative or regulatory actions, among the other factors discussed above, could materially adversely affect our business in many ways.

The downgrade of the credit ratings of the United States and certain European countries and any future downgrades of the credit ratings United States and certain European countries may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S.’s credit rating for the first time in history. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. government, downgrades to the U.S.’s credit rating could impact the credit risk associated with agency-backed MBS and, therefore, decrease the value of the agency-backed MBS in our portfolio.  In addition, the downgrade of the U.S. government’s credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system.  As a result, the recent downgrade of the U.S.’s credit rating and the credit ratings of certain European countries and any future downgrades of the credit ratings of the United States and certain European countries may materially adversely affect our business, financial condition and results of operations.

The voting power of our principal shareholders and other executive officers, directors and nominees may result in corporate action with which you do not agree and may discourage third party acquisitions of our company and prevent our shareholders from receiving any premium above market price for their shares.

Eric F. Billings has significant influence over our operations through his ownership of our common stock, which, as of January 31, 2012, represents approximately 17.6% of the total voting power of our common stock. In addition, Mr. Billings serves as Chairman of our Board of Directors and as our Chief Executive Officer. As of January 31, 2012, Mr. Billings and all of our other executive officers, directors and nominees, as a group, control approximately 21.0% of our total voting power. The extent of the influence that Mr. Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Mr. Billings. Mr. Billings could have interests that are different than those of our other investors and could take or influence actions with which our other investors disagree.

Our Rights Plan could inhibit a change in our control and we may not be successful in protecting our anticipated tax benefits.

In June 2009, our Board of Directors implemented a Rights Plan in an effort to protect against a possible limitation on our ability to use our NOLs, NCLs and built-in losses by dissuading investors from aggregating ownership of our Class A common stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Code. The Rights Plan may not be successful in preventing an “ownership change” within the meaning of Sections 382 and 383 of the Code, and we may lose all or most of the anticipated tax benefits associated with our prior losses. Under the terms of the Rights Plan, in general, if a person or group acquires or commences a tender or exchange offer for beneficial ownership of 4.9% or more of the outstanding shares of our Class A common stock upon a determination by our Board of Directors (an Acquiring Person), all of our other Class A and Class B common shareholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. The Rights Plan may have the effect of inhibiting or impeding a change in control not approved by our Board of Directors and, notwithstanding its purpose, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our Board of Directors can prevent the Rights Plan from operating, in the event our Board of Directors approves of an Acquiring Person, the Rights Plan gives our Board of Directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. Consequently, the Rights Plan may not succeed in protecting anticipated tax benefits and could impede transactions that would otherwise benefit our shareholders.

The trading price of our Class A common stock may be adversely affected by factors outside of our control.

Any negative changes in the public’s perception of the prospects for our business or the types of assets in which we invest could depress our stock price regardless of our results. The following factors, among others, could contribute to the volatility of the price of our Class A common stock:

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

•	changes in the market valuations of the securities in our MBS portfolio and other principal investments;

•	negative changes in the public’s perception of the prospects of investment or financial services companies;

•	changes in the regulatory environment in which our business operates;

•	dilution resulting from new equity issuances or the conversion of Class B common stock into Class A common stock;

•	effects of litigation and contractual claims against us, our officers and our directors, including the potential settlement and litigation of such claims;

•	general economic conditions such as a recession, or interest rate or currency rate fluctuations; and

•	additions or departures of our key personnel.

Many of these factors are beyond our control.

We may experience significant fluctuations in quarterly operating results.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, many of which are beyond our control, including the market value of the MBS we acquire, prepayment rates and changes in interest rates. As a result, we may fail to meet profitability or dividend expectations which could negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

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

The pending SEC investigation could require significant management time and attention, result in significant legal expenses and have a material adverse effect on our business, financial condition, results of operations and cash flows.

As described in this Annual Report on Form 10-K under “Item 3—Legal Proceedings,” we received a “Wells Notice” (the “Notice”) from the staff of the SEC on January 26, 2012 indicating that the staff is considering recommending that the SEC bring a civil injunctive action or institute a public administrative proceeding alleging violations of the federal securities laws.   We understand that the staff is considering the recommendation based on their belief that disclosures in the offering materials for an MBS offering sponsored in 2007 by a former non-broker-dealer subsidiary of ours may have included material misstatements and/or omitted material information regarding the collateral for the securities issued.  The Notice is not a formal allegation nor a finding of wrongdoing, and we have been cooperating with the SEC in this inquiry.  In accordance with SEC procedures, we will have an opportunity to present our response to the Notice that an action is not warranted before any formal decision is made on an enforcement proceeding.  We understand that Mr. Brian Bowers, our Chief Investment Officer and Portfolio Manager, received a similar Notice and that a former employee of our former subsidiary has also received a Notice, in each case relating to the same offering.  We understand that the SEC could seek various remedies, if they bring an enforcement proceeding, including but not limited to injunctive relief, disgorgement, civil penalties, and, in the case of Mr. Bowers, a bar from serving as a director or officer of a public company.  We disagree with the staff and intend to provide a written submission setting forth reasons why a formal proceeding should not be authorized by the SEC.  We cannot predict whether or not any proceedings might be initiated, the amount of any claims that might be asserted or remedies that might be sought by the SEC, or the ultimate outcome of any proceedings that might be initiated.

 The conduct and resolution of the SEC investigation could be time-consuming, expensive and distracting to the conduct of our business and to our management.  In the event that the investigation results in an adversarial action or proceeding being brought against us or any of our current or former officers or directors, our business (including our ability to complete financing transactions), and the trading price of our Class A common stock, may be adversely affected.  Additionally, if the SEC investigation continues for a prolonged period of time, it may have the same impact regardless of the ultimate outcome of the investigation.

Litigation involving our company could result in significant legal expenses and have a material adverse effect on our business, financial condition, results of operations and cash flows.

As described under “Item 3—Legal Proceedings” in this Annual Report on Form 10-K, we are currently, may in the future become, subject to litigation. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against.  We cannot predict the ultimate outcome of pending litigation, and cannot estimate the likelihood or potential dollar amount of any adverse results.  We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies.  As a result, any reserves we establish to cover any settlements or judgments, if any, may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition.  In the event of an adverse judgment in any action or proceeding, we may be required to pay damages or penalties, or other remedies may be imposed upon us, which could have a material adverse impact upon our financial position, results of operations and cash flows and could also cause us significant reputational harm, which in turn could seriously harm our business and prospects.

Indemnification obligations to certain of our current and former directors and officers may increase the costs to us of legal proceedings involving our company.

Our charter contains a provision that limits the liability of our directors and officers to us and our shareholders for money damages, except for liability resulting from willful misconduct or a knowing violation of the criminal law or any federal or state securities law.  Our charter also requires us to indemnify our directors and officers in connection with any liability incurred by them in connection with any action or proceeding (including any action by us or in our right) to which they are or may be made a party by reason of their service in those or other capacities if the conduct in question was in our best interests and the person was acting on our behalf or performing services for us, unless the person engaged in willful misconduct or a knowing violation of the criminal law.  The Virginia Stock Corporation Act requires a corporation (unless its charter provides otherwise, which our charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he is made a party by reason of his service in that capacity.

In addition, in the past, we have entered into indemnification agreements with certain of our current and former directors and officers under which we are generally required to indemnify them against liability incurred by them in connection with any action or proceeding to which they are or may be made a party by reason of their service in those or other capacities, if the conduct in question was in our best interests and the person was conducting themselves in good faith (subject to certain exceptions, including liabilities arising from willful misconduct, a knowing violation of the criminal law or receipt of an improper benefit).

In the future we may be the subject of indemnification assertions under our charter, Virginia law or these indemnification agreements by our current and former directors and officers who are or may become party to any action or proceeding, including the SEC investigation and litigation proceeding described in this Annual Report on Form 10-K under “Item 3—Legal Proceedings.”  We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of any amounts paid with respect to such obligations.  However, if our coverage under these policies is reduced, denied, eliminated or otherwise not available to us, our potential financial exposure would be increased.  The maximum potential amount of future payments we could be required to make under these indemnification obligations could be significant.  Amounts paid pursuant to our indemnification obligations could adversely affect our financial results and the amount of cash available for distribution to our shareholders.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, have resulted in future material misstatements in our financial statements and required us to restate our financial results.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  As disclosed in “Item 9A—Controls and Procedures” in this Annual Report on Form 10-K, a material weakness was identified in our internal control over financial reporting related to our application of generally accepted accounting principles (GAAP) related to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, in connection with our private-label MBS.  Specifically, in certain circumstances, our policies and procedures did not consistently increase accretion rates on investment securities when the timing and amount of cash flows received and expected to be collected increased from the expectations at purchase.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.

Our analysis of these errors determined that no previously-issued financial statements were materially misstated and the cumulative effect of the errors was recorded in the fourth quarter of 2011. The cumulative impact of these adjustments over the three-year period ended December 31, 2011 resulted in a net decrease of $55 thousand in pre-tax net income and net income, which reflected an increase in interest income of $544 thousand and a decrease in investment gain of $599 thousand.  These adjustments did not impact cash received or management’s expected performance of the related securities.

Upon identification of the control deficiency described above, our management updated its policies and procedures to ensure that accretion rates are increased in accordance with GAAP. Under the revised accounting policies, we may recognize higher non-cash interest income over the security’s holding period and may not realize the level of interest income recognized using the higher accretion rates.  In addition, we may be subject to more frequent and higher non-cash other-than-temporary-impairment charges than actual losses realized on the security as a result.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework.  Our management believes that its remediation actions have remediated the material weakness.

Loss of our exclusion from regulation as an investment company under the 1940 Act would adversely affect us and may reduce the market price of our shares.

We rely on Section 3(c)(5)(C) for our exclusion from the registration requirements of the 1940 Act. This provision requires that 55% of our assets, on an unconsolidated basis, consist of qualifying assets, such as agency whole pool certificates and 80% of our assets, on an unconsolidated basis, consist of qualifying assets or real estate-related assets. We will need to ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries qualifies for such an exclusion or exemption. We intend to maintain our exclusion by monitoring the value of our interests in our subsidiaries. We may not be successful in this regard.

On September 1, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the 1940 Act (such as our company) should continue to be allowed to rely on such exemption from registration.

If we fail to maintain our exclusion and another exclusion or exemption is not available, we may be required to register as an investment company, or we may be required to acquire or dispose of assets in order to meet our exemption. Any such asset acquisitions or dispositions may include assets that we would not acquire or dispose of in the ordinary course of business, may be at unfavorable prices and result in a decline in the price of our Class A common stock. If we are required to register under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies and result in a decline in the price of our Class A common stock.

Rapid changes in the values of our investments may make it more difficult for us to maintain our exemption from the 1940 Act.

Changes in the market value or income potential of certain of our investments may prevent us from maintaining our exemption from the 1940 Act.  We may have to make investment decisions that we otherwise would not make absent the 1940 Act requirements, which may adversely affect our business, financial condition and results of operations.

We face competition for personnel which could adversely affect our business and in turn negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

We are dependent on the highly-skilled, and often highly-specialized, individuals we employ. Retention of specialists to manage our portfolio is particularly important to our prospects. Competition for the recruiting and retention of employees may increase elements of our compensation costs. We may not be able to recruit and hire new employees with our desired qualifications in a timely manner. Our incentives may be insufficient to recruit and retain our employees. Increased compensation costs could adversely affect the amount of cash available for distribution to shareholders and our failure to recruit and retain qualified employees could materially and adversely affect our future operating results.

We are dependent upon a small number of key senior professionals and loss of any of these individuals could adversely affect our financial results which may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

We generally do not have employment agreements with our senior officers and other key professionals.  We cannot guarantee that we will continue to have access to members of our senior management team or other key professionals.  The loss of any members of our senior management and other key professionals could materially and adversely affect our operating results.  As described in this Annual Report on Form 10-K under “Item 3—Legal Proceedings,” both we and Brian Bowers, who serves as our Chief Investment Officer and Portfolio Manager, have received “Wells Notices” from the staff of the SEC indicating that the staff is considering recommending that the SEC bring a civil injunctive action or institute a public administrative proceeding alleging violations of the federal securities laws. We understand that the SEC could seek to bar Mr. Bowers from serving as a director or officer of a public company.  It is not possible at this time to predict the outcome of this matter, including whether or not any proceedings might be initiated, remedies that might be sought by the SEC, or the ultimate outcome of any proceedings that might be initiated.

We are highly dependent upon communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

Our business is highly dependent upon communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments.  These systems are primarily operated by third parties and, as a result, we have limited ability to ensure their continued operation.  Furthermore, in the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration.  Any failure or interruption of our systems or third-party trading or information systems could cause delays or other problems in our securities trading activities, including MBS trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

If we issue debt securities or other securities registered pursuant to our shelf registration statement, our operations may be restricted and we will be exposed to additional risk.

If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable or other securities registered pursuant to our shelf registration statement that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock.  We, and indirectly our shareholders, will bear the cost of issuing and servicing such securities.  Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets.  Such additional restrictive covenants and operating restrictions could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock and our ability to pay distributions to our shareholders.

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

In addition, our NOL and NCL carry-forwards may be limited by Sections 382 and 383 of the Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for February 2012 is 3.55%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carry-forwards for the remainder of the carry-forward period and such losses can be used to offset taxable income for years within the carry-forward period subject to the Section 382 limitation in each year. However, if the carry-forward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carry-forward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carry-forward period for NCL is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

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

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209.

We sublease office space to Billings Capital Management, LLC (BCM) which is an investment management company owned and operated by Eric F. Billings, our Chairman and Chief Executive Officer, and his sons. The lease term is month-to-month, based on pro-rata share of the space occupied by BCM. The lease payments to us totaled $45 thousand for the year ended December 31, 2011.

ITEM 3.	LEGAL PROCEEDINGS

We received a “Wells Notice” (the “Notice”) from the staff of the SEC on January 26, 2012 indicating that the staff is considering recommending that the SEC bring a civil injunctive action or institute a public administrative proceeding alleging violations of the federal securities laws.   We understand that the staff is considering the recommendation based on their belief that disclosures in the offering materials for an MBS offering sponsored in 2007 by a former non-broker-dealer subsidiary of ours may have included material misstatements and/or omitted material information regarding the collateral for the securities issued.  The Notice is not a formal allegation nor a finding of wrongdoing, and we have been cooperating with the SEC in this inquiry.  In accordance with SEC procedures, we will have an opportunity to present our response to the Notice that an action is not warranted before any formal decision is made on an enforcement proceeding.  We understand that Mr. Brian Bowers, our Chief Investment Officer and Portfolio Manager, received a similar Notice and that a former employee of our former subsidiary has also received a Notice, in each case relating to the same offering.  We understand that the SEC could seek various remedies, if they bring an enforcement proceeding, including but not limited to injunctive relief, disgorgement, civil penalties, and, in the case of Mr. Bowers, a bar from serving as a director or officer of a public company.  We disagree with the staff and intend to provide a written submission setting forth reasons why a formal proceeding should not be authorized by the SEC.  We cannot predict whether or not any proceedings might be initiated, the amount of any claims that might be asserted or remedies that might be sought by the SEC, or the ultimate outcome of any proceedings that might be initiated.

On August 19, 2011, Hildene Capital Management, LLC filed a purported class action complaint captioned Hildene Capital Management, LLC v. Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), FBR Capital Trust VI, FBR Capital Trust X, Wells Fargo Bank, N.A., as Trustee, and John and Jane Does 1 through 100, No. 11 Civ. 5832, in the United States District Court for the Southern District of New York.  The complaint alleges unlawful acts by us in connection with our purchase of preferred securities issued by FBR Capital Trust VI and FBR Capital Trust X (the FBR Trusts) from two CDOs, Tropic IV CDO Ltd. and Soloso CDO 2005-1 Ltd. in September 2009.  On November 9, 2011, we filed a motion to dismiss the complaint on behalf of our company and the FBR Trusts.  On December 14, 2011, the plaintiff filed an amended complaint.  In the amended complaint, the plaintiff added Hildene Opportunities Master Fund, Ltd. as a plaintiff.  The plaintiffs no longer assert class action claims, but have asserted derivative claims against Wells Fargo Bank, N.A., as trustee for Tropic III CDO Ltd., Tropic IV CDO Ltd., and Soloso CDO 2005-1 Ltd.  On January 20, 2012, we filed a motion to dismiss the amended complaint on behalf of our company and the FBR Trusts.  Briefing on that motion has not yet been completed, and the motion remains pending.  We cannot predict the likely outcome of this action or its likely impact on us or our results of operations at this time.

In addition to the matters described above, we are from time to time involved in civil lawsuits, legal proceedings and arbitration matters relating to our business that we consider to be in the ordinary course.  There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period.  We are also subject to the risk of litigation, including litigation that may be without merit.  As we intend to actively defend such litigation, significant legal expenses could be incurred.  An adverse resolution of any future litigation against us could materially affect our financial condition, results of operations and liquidity.  Furthermore, we operate in highly-regulated markets that currently are under intense regulatory scrutiny, and we have received, and we expect in the future that we may receive, inquiries and requests for documents and information from various federal, state and foreign regulators.  However, we believe that the continued scrutiny of MBS, structured financed and derivative market participants increases the risk of additional inquiries and requests from regulatory or enforcement agencies.  We cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NYSE under the symbol “AI.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2011 and 2010.

	Price Range of Class A Common Stock
	High	Low
Year Ended December 31, 2011
Fourth Quarter	$26.12	$19.00
Third Quarter	31.88	22.50
Second Quarter	32.63	26.04
First Quarter	31.24	23.80
Year Ended December 31, 2010
Fourth Quarter	25.95	22.70
Third Quarter	24.23	17.23
Second Quarter	21.25	16.81
First Quarter	18.98	14.18

On January 31, 2012, there were approximately 254 record holders of our Class A common stock. There is no established public trading market for our Class B common stock, and on January 31, 2011, there were approximately 23 record holders of our Class B common stock. If declared, Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

The Board of Directors approved and we declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

Purchases of Equity Securities by the Issuer

The following table provides information on our share repurchases during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2011	—	$—	—	—
November 1 to November 30, 2011	—	—	—	—
December 1 to December 31, 2011	—	—	—	—

Total	—	$—	—	247,275
_________________
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

During the year ended December 31, 2011, we repurchased 8,910 shares of our Class A common stock at an average price of $25.70 per share and a total cost of $0.2 million. There were no repurchases of our Class A common stock during the three months ended December 31, 2011.

Stock Comparison Graph

The following graph compares the change in the cumulative total shareholder return for our Class A common stock from December 31, 2006 to December 31, 2011 with the comparable cumulative return of four indexes, as calculated by Financial Service Analytics, Inc.: the Standard & Poor’s (S&P) 500 Stock Index and our Peer Group Index (New) and Peer Group Index (Old). The New Peer Group Index is consistent with the peer group approved by the Compensation Committee of our Board of Directors based on the size of market capitalization and/or lines of business.  Allied Capital Corporation was removed from both peer groups, as it terminated its securities registration on April 10, 2010.  Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, and MFA Financial, Inc. were removed as their market capitalization and/or lines of business are no longer comparable to ours.

Our Class A common stock trades on the NYSE. The graph assumes $100 invested on December 31, 2006 in our Class A common stock and $100 invested at the same time in each of the above-mentioned indexes. The comparison assumes that all dividends are reinvested.

Comparison of 5-Year Cumulative Total Return Among Arlington Asset Investment Corp.,
the Peer Group Index (Old), the Peer Group Index (New) and the S&P 500 Index

	AAIC Prices(1)	AAIC Indexed	Peer Group (Old)(2)	Peer Group (New)(3)	S&P 500 Indexed
December 31, 2006	$160.00	$100.00	$100.00	$100.00	$100.00
December 31, 2007	62.80	39.32	68.60	67.28	105.48
December 31, 2008	3.40	2.13	19.98	16.95	66.52
December 31, 2009	15.23	9.54	23.76	18.87	84.07
December 31, 2010	23.99	15.78	40.01	34.97	96.70
December 31, 2011	21.33	15.75	38.03	33.24	98.76
_________________
(1)	Closing price of our Class A common stock on the NYSE on the last trading day of each year as shown adjusted for the impact of 1-for-20 reverse stock split effective on October 6, 2009.
(2)
Our Peer Group Index (Old) includes the following companies: American Capital, Ltd., Anworth Mortgage Asset Corporation, Arbor Realty Trust, Inc., Capital Trust, Inc., Capstead Mortgage Corporation, MCG Capital Corporation, MFA Financial, Inc., Newstar Financial, Inc., NorthStar Realty Finance Corp., RAIT Financial Trust, and Redwood Trust, Inc.

(3)
Our Peer Group Index (New) includes the following companies: American Capital, Ltd., Arbor Realty Trust, Inc., Capital Trust, Inc., Dynex Capital, Inc., FirstCity Financial Corporation, Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, Main Street Capital Corporation, MCG Capital Corporation, NewStar Financial, Inc., NorthStar Realty Finance Corp., RAIT Financial Trust, Redwood Trust, Inc., and Resource America, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations
Interest income
Interest on MBS	$52,545	$39,566	$13,940	$77,954	$249,996
Interest on loans held for investment	—	—	—	—	225,234
Interest on loans held for sale	—	—	—	37	51,194
Dividends	—	—	112	724	2,481
Other interest income	—	1	27	2,379	6,779
Total interest income	52,545	39,567	14,079	81,094	535,684

Interest expense
Interest on short-term debt	2,043	593	495	50,554	217,673
Interest on long-term debt	465	562	3,150	21,764	26,874
Interest on mortgage loans and mortgage banking operations	—	—	—	401	222,187
Other interest expense	—	—	—	32	5,366
Total interest expense	2,508	1,155	3,645	72,751	472,100
Net interest income	50,037	38,412	10,434	8,343	63,584
Other (loss) income, net
Investment (loss) gain, net	(19,166)	3,328	3,926	(390,378)	(211,933)
Other (loss) income	(14)	(14)	(151)	83,947	(119,988)
Gain on extinguishment of long-term debt	—	—	160,435	39,083	—
Total other (loss) income, net	(19,180)	3,314	164,210	(267,348)	(331,921)
Income (loss) from continuing operations before other expenses	30,857	41,726	174,644	(259,005)	(268,337)
Other expenses
Compensation and benefits	10,065	10,660	14,366	21,780	81,406
Professional services	1,833	1,263	7,053	6,056	10,439
Business development	121	97	6,577	604	6,161
Occupancy and equipment	374	388	538	1,248	19,104
Communications	197	204	246	237	6,256
Other operating expenses	1,599	2,022	5,709	18,771	268,468
Total other expenses	14,189	14,634	34,489	48,696	391,834

Income (loss) from continuing operations before income taxes	16,668	27,092	140,155	(307,701)	(660,171)
Income tax provision	1,495	506	9,522	1,899	2,899
Net income (loss) from continuing operations, net of taxes	15,173	26,586	130,633	(309,600)	(663,070)
(Loss) income from discontinued operations, net of taxes	—	—	(25,547)	(194,730)	5,244
Net income (loss)	15,173	26,586	105,086	(504,330)	(657,826)
Net (loss) income attributable to noncontrolling interests	—	—	(11,459)	(86,867)	774
Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$15,173	$26,586	$116,545	$(417,463)	$(658,600)

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data
Assets
Cash and cash equivalents	$20,018	$12,412	$10,123	$46,851	$322,968
Receivables
Interest	2,366	2,345	2,011	1,130	7,059
Sold securities receivable	41,321	—	—	—	—
Other	11	219	20	356	44,071
Investments
Mortgage-backed securities, at fair value
Available-for-sale	179,566	252,909	295,600	139,955	1,791,480
Trading	636,872	174,055	—	—	—
U.S. Treasury bonds, at fair value	—	—	—	550,000	—
Loans held for sale	—	—	—	—	65,074
Other investments	2,946	8,287	2,580	13,802	85,198
Derivative assets, at fair value	504	—	—	—	3,514
Deposits	71,079	4,748	2,589	—	—
Prepaid expenses and other assets	377	358	726	7,475	23,555
Assets of discontinued operation	—	—	—	800,722	602,036
Total assets	$955,060	$455,333	$313,649	$1,560,291	$2,944,955
Liabilities
Repurchase agreements	$647,977	$190,220	$126,830	$647,003	$1,744,377
Interest payable	504	187	124	2,019	2,985
Accrued compensation and benefits	6,177	7,201	5,921	3,339	11,568
Dividend payable	6,785	4,655	—	—	—
Derivative liabilities, at fair value	63,024	2,398	—	—	3,558
Purchased securities payable	15,820	2,555	—	—	—
Accounts payable, accrued expenses and other liabilities	16,401	16,373	13,904	13,322	62,863
Long-term debt	15,000	15,000	16,857	254,357	387,556
Liabilities of discontinued operation	—	—	—	496,995	95,296
Total liabilities	771,688	238,589	163,636	1,417,035	2,308,203
Equity
Common stock and additional paid-in capital	1,508,790	1,506,048	1,507,474	1,494,722	1,470,320
Accumulated other comprehensive income (loss), net of taxes	38,367	63,495	7,015	(118)	(13,071)
Accumulated deficit	(1,363,785)	(1,352,799)	(1,364,476)	(1,481,021)	(1,063,558)
Total Arlington Asset Investment Corp. shareholders’ equity	183,372	216,744	150,013	13,583	393,691
Noncontrolling interest	—	—	—	129,673	243,061
Total equity	183,372	216,744	150,013	143,256	636,752
Total liabilities and equity	$955,060	$455,333	$313,649	$1,560,291	$2,944,955

Statistical Data
Basic earnings (loss) per share(3)	$1.97	$3.44	$15.19	$(55.23)	$(78.88)
Diluted earnings (loss) per share(3)	$1.96	$3.38	$14.89	$(55.23)	$(78.88)
Book value per share(1) (3)	$23.67	$28.46	$19.54 (2)	$1.80 (2)	$52.26 (2)
Total employees(1)	10	10	10	579	1,025
Return on average assets	2%	7%	25%	(16)%	(7)%
Return on average equity	7%	15%	65%	(98)%	(59)%
Dividend payout ratio	172%	55%	—	—	(4)%
Average Equity to assets ratio	24%	46%	38%	17%	11%
Basic weighted average shares outstanding (in thousands)(3)	7,720	7,734	7,675	7,558	8,349
Diluted weighted average shares outstanding (in thousands)(3)	7,741	7,873	7,825	7,558	8,349
Cash dividends per common share(3)	$3.375	$1.90	$—	$—	$3.00
_____________________
(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable shares of 80 shares pledged as collateral as of December 31, 2009, 2008 and 2007.
(3)	Reflects the impact of 1-for-20 reverse stock split effective on October 6, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arlington Asset Investment Corp. is a principal investment firm that acquires and holds mortgage-related and other assets. We acquire residential mortgage-backed securities (MBS), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (agency-backed MBS). We also acquire MBS issued by private organizations (private-label MBS) subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act).

When we use the terms “Arlington Asset,” “AAIC,” “we” “us” “our” and “the Company,” we mean Arlington Asset Investment Corp. and its consolidated subsidiaries. We are a Virginia corporation and taxed as a C corporation for federal income tax purposes. We operate primarily in the United States.

Factors that Affect our Results of Operations and Financial Condition

Our business is materially affected by a variety of industry and economic factors, including:

●	conditions in the global financial markets and economic conditions;
●	changes in interest rates and prepayment rates;
●	actions taken by the United States (U.S.) Federal Reserve and the U.S. Treasury;
●	changes in laws and regulations and industry practices;
●	actions taken by ratings agencies with respect to the U.S.’s credit rating; and
●	other market developments.

In recent years and months, the conditions in the U.S. and global financial markets have changed suddenly and negatively and may continue to change adversely in future periods. At this time, there is a growing expectation for a slowdown in economic growth globally. In response to the financial issues affecting the banking system and the financial markets, governments, regulators and central banks in the U.S. and worldwide have taken, and may continue to take, numerous steps to increase liquidity and to restore investor confidence.

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including but not limited to making it more difficult for us to analyze our investment portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been and will continue to evaluate the potential impact of recent government actions, including developments relating to foreclosure suspensions and affidavit errors and various state and federal government actions affecting the market price of MBS and related derivative securities.  While it is predictably difficult to foresee the short- and long-term impact of foreclosure issues given all the uncertainties, at this time, we do not anticipate that the current foreclosure issues will have a material negative effect on our overall position and results of operations.  For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A—Risk Factors.”

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

The payment of principal and interest on the agency-backed MBS that we acquire and hold is guaranteed by the Federal Home Loan Mortgage Corporation (Freddie Mac) or the Federal National Mortgage Association (Fannie Mae). The payment of principal and interest on agency-backed MBS issued by Freddie Mac or Fannie Mae is not guaranteed by the U.S. government. Any failure to honor its guarantee of agency-backed MBS by Freddie Mac or Fannie Mae or any downgrade of securities issued by Freddie Mac or Fannie Mae by the rating agencies could cause a significant decline in the value of and cash flow from any agency-backed MBS we own that are guaranteed by such entity.

Current Market Conditions and Trends

Conditions in the U.S. financial markets improved during 2011 despite a continued slow recovery for the U.S. economy. The improvements in the markets, however, remains uneven and vulnerable to changes in investor sentiment. For example, while U.S. corporate bond markets increased new issue volumes during 2011, securitization markets have been slower to recover and conditions in certain segments remain uncertain. In addition, although trading activity has increased in the private-label MBS market, the supply of newly issued securities is still limited. As a result, the overall value of these private-label MBS has increased.

We believe the general business environment will continue to be challenging in 2012 and future periods. Our growth outlook is dependent, in part, on the extent and severity of the financial market dislocation, the impact of fiscal and monetary policy actions by the United States and other countries and the overall market value of U.S. equities and liquidity.

Recent Government Activity

On January 4, 2012, the U.S. Federal Reserve released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for agency-backed MBS as the method of reform is undecided and has not yet been defined by the regulators.

In September 2011, the U.S. Federal Reserve announced its “Operation Twist” maturity extension program pursuant to which it intends to sell $400 billion of shorter-term U.S. Treasury securities by the end of June 2012 and use the proceeds to buy longer-term U.S. Treasury securities. This program is intended to extend the average maturity of the securities in the U.S. Federal Reserve’s portfolio. By reducing the supply of longer-term U.S. Treasury securities in the market, this action should put downward pressure on longer-term interest rates, including rates on financial assets that investors consider to be close substitutes for longer-term U.S. Treasury securities, like certain types of agency-backed MBS. The reduction in longer-term interest rates, in turn, may contribute to a broad easing in financial market conditions that the U.S. Federal Reserve hopes will provide additional stimulus to support the economic recovery.

In September 2011, the White House announced that the current administration is working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages than their homes are worth to refinance. Consequently, in October 2011 the Federal Housing Finance Agency (FHFA) announced changes to the Home Affordable Refinance Program (HARP) to expand access to refinancing for qualified individuals and families whose homes have lost value. One such change is to increase the HARP loan-to-value ceiling above 125%.  However, this would only apply to mortgages guaranteed by government-sponsored entities (GSEs), such as Fannie Mae and Freddie Mac. There are many challenging issues to this proposal, notably the question as to whether a loan with a 125% or greater loan-to-value ratio qualifies as a mortgage or an unsecured consumer loan. The chances of this initiative’s success and other ideas proposed by the U.S. Federal Reserve’s white paper, have created additional uncertainty in the MBS market, particularly with respect to possible increases in prepayment rates.

In September 2011, the U.S. Securities and Exchange Commission (SEC) issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the 1940 Act (such as our company) should continue to be allowed to rely on such exemption from registration.

In February 2011, the U.S. Treasury along with the U.S. Department of Housing and Urban Development released a report titled “Reforming America’s Housing Finance Market” to Congress outlining recommendations for reforming the U.S. housing system, specifically Fannie Mae and Freddie Mac, and transforming the government’s involvement in the housing market. It is unclear how future legislation may impact the housing finance market and the investing environment for agency MBS as the method of reform is undecided and has not yet been defined by the regulators.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) into law. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of banking, and a significant overhaul of many aspects of the regulation of the financial services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including our company, and other banks and institutions that are important to our business model. Certain notable rules are, among other things:

•
requiring regulation and oversight of large, systemically important financial institutions by establishing an interagency council on systemic risk and implementation of heightened prudential standards and regulation by the Board of Governors of the U.S. Federal Reserve for systemically important financial institutions (including nonbank financial companies), as well as the implementation of the Federal Deposit Insurance Corporation (FDIC) resolution procedures for liquidation of large financial companies to avoid market disruption;

•
applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important nonbank financial companies;

•
limiting the U.S. Federal Reserve’s emergency authority to lend to nondepository institutions to facilities with broad-based eligibility, and authorizing the FDIC to establish an emergency financial stabilization fund for solvent depository institutions and their holding companies, subject to the approval of Congress, the Secretary of the U.S. Treasury and the U.S. Federal Reserve;

•	creating regimes for regulation of over-the-counter derivatives and non-admitted property and casualty insurers and reinsurers;

•	implementing regulation of hedge fund and private equity advisers by requiring such advisers to register with the SEC;

•	providing for the implementation of corporate governance provisions for all public companies concerning proxy access and executive compensation; and

•	reforming regulation of credit rating agencies.

Many of the provisions of the Dodd-Frank Act, including certain provisions described above are subject to further study, rulemaking, and the discretion of regulatory bodies. As the hundreds of regulations called for by the Dodd-Frank Act are promulgated, we will continue to evaluate the impact of any such regulations. It is unclear how this legislation may impact the borrowing environment, interest rates, investing environment for agency-backed MBS and private-label MBS and derivatives as much of the bill’s implementation has not yet been defined by the regulators.

Certain programs initiated by the U.S. government through the Federal Housing Administration and the FDIC to provide homeowners with assistance in avoiding residential mortgage loan foreclosures are currently in effect.  The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. For example, Obama Administration’s Homeowner Affordability and Stability Plan (HASP) is a multi-faceted plan intended to prevent residential mortgage foreclosures.

Executive Summary

During 2011, we continued to evaluate the opportunities across the mortgage industry and seek the highest risk-adjusted returns for our capital. We evaluated and prioritized the risk-adjusted return we expect to receive on every asset based upon a current cash yield perspective as well as from a total yield perspective that includes expected reflation, which is defined as an increase in value between the amortized cost basis and the par value of the security. Historically, based on market conditions, we believe our MBS assets have provided us with higher relative risk-adjusted rates of return than most other portfolio opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate acquisition opportunities against the returns available in each of our asset alternatives and endeavor to allocate our assets and capital with an emphasis toward what we believe will generate the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments. We believe we have constructed a private-label MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS. As we continue to reallocate our capital to agency-backed MBS, we will continue to seek to identify potential opportunities to strengthen our position and to maximize return to our shareholders.

During 2011, we redeployed approximately $74 million of capital from sales of private-label MBS, primarily to our agency-backed MBS portfolio. As of December 31, 2011, our leveraged agency-backed MBS portfolio consisted of $591.1 million in face value with a cost basis of $609.1 million and a fair value of $637.0 million. This migration of capital to agency-backed MBS portfolio during 2011 contributed significantly to the increase in net interest income and growth in distributable income and dividends to our shareholders.  As a result, our non-GAAP core operating income also increased significantly, $46.4 million for the year ended December 31, 2011 compared to $31.2 million for the year ended December 31, 2010. Given current market conditions, while no assurance can be given, we intend to continue to deploy additional capital to our agency-backed MBS portfolio with the objective of further increasing net interest income and non-GAAP core operating income.

For the year ended December 31, 2011, we had net income of $15.2 million, or $1.96 per share (diluted), compared to $26.6 million, or $3.38 per share (diluted), for the year ended December 31, 2010. As of December 31, 2011, our book value per share was $23.67. Our net income includes net interest income of $50.0 million for the year ended December 31, 2011 compared to net interest income of $38.4 million for the year ended December 31, 2010. Our other expenses decreased to $14.2 million during the year ended December 31, 2011 compared to $14.6 million for the year ended December 31, 2010.

The following is a summary of our statement of operations for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Net interest income	$50,037	$38,412	$10,434
Other (loss) income, net	(19,180)	3,314	164,210
Other expenses	14,189	14,634	34,489
Income from continuing operations before income taxes	16,668	27,092	140,155
Income tax provision	1,495	506	9,522
Net income from continuing operations, net of taxes	15,173	26,586	130,633
Loss from discontinued operations, net of taxes	—	—	(25,547)
Net loss attributable to noncontrolling interests	—	—	(11,459)
Net income attributable to Arlington Asset Investment Corp. shareholders	$15,173	$26,586	$116,545

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the years ended December 31, 2011 and 2010. Our core operating income for the years ended December 31, 2011 and 2010 was $46.4 million and $31.2 million, respectively. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for principal repayments in excess of proportionate invested capital, (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments and (4) other-than-temporary impairment charges recognized. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011	2010
GAAP net income	$15,173	$26,586
Adjustments
Adjusted expenses(1)	1,825	(63)
Stock compensation	1,014	3,345
Net unrealized mark-to-market loss on trading MBS and hedge instruments	31,353	3,299
Other-than-temporary impairment charges	1,223	—
Adjusted interest related to purchase discount accretion(2)	(4,218)	(1,951)
Non-GAAP core operating income	$46,370	$31,216

(1)	Adjusted expenses reflect certain professional fees and income taxes that are not considered representative of routine or core operating-related activities of our company.

(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

As of December 31, 2011, our agency-backed MBS consisted of $591.1 million in face value with a cost basis of $609.1 million and was fair valued at $637.0 million. Our agency-backed MBS had a weighted-average coupon of 4.62% and a weighted-average cost of funding of 41 basis points at December 31, 2011.

We have hedged against the market value movements of our agency-backed MBS using Eurodollar and U.S. Treasury futures. The Eurodollar futures mature through September 30, 2016 and have a lifetime weighted-average rate of 3.43% as of December 31, 2011. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term. The U.S. Treasury futures are 10-year U.S. Treasury note futures that mature in March 2012.  See Note 5 to our consolidated financial statements included under “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As of December 31, 2011, our private-label MBS portfolio consisted of $277.8 million in face value with an amortized cost basis of $141.1 million, was fair valued at $179.4 million. The unaccreted purchase discount on our private-label MBS portfolio was $136.7 million as of December 31, 2011. During the year ended December 31, 2011, we recognized net interest income of $26.6 million, representing a 17.8% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio.

During 2011, we received proceeds of $79.2 million from the sale of $119.0 million in face value of our private-label MBS, realizing $13.0 million in gains.

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represents interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 7% credit enhancement on a weighted-average basis, which provides protection to our invested capital in addition to our purchase discount.

We generally purchase these private-label MBS at a discount to face value. We estimate, at least on a quarterly basis, the future expected cash flows based on our observation of current information and events and by applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of cash flows and credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact our estimates and interest income.

We recognized interest income on these private-label MBS based on the security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Significant increases in the amount or timing of undiscounted expected future cash flows are recognized prospectively as an adjustment to the accretable yield. As a result, we may recognize higher non-cash interest income over the security’s holding period and may not realize the level of interest income recognized using the higher accretion rates.  In addition, we may be subject to more frequent and higher non-cash other-than-temporary-impairment charges than actual losses realized on the security as a result.

We evaluate available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In general, when the fair value of an available-for-sale securities is less than its amortized cost at the reporting date, the security is considered impaired. In evaluating these available-for-sale securities for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) our intent to sell, and (5) whether it is more likely than not we would be required to sell the security before anticipated recovery.

For available-for-sale, agency-backed MBS securities, if it is determined that the impairment is other-than-temporary, then the amount that the fair value is below its amortized cost basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the other-than-temporary impairment and the credit portion is recorded through our statement of operations.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, we re-evaluate the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or last revised.  For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows discounted using current expected rate of return is recorded as other-than-temporary impairment charges through our statement of operations. The other-than-temporary impairment charges that related to other factors other than credit are recorded in other comprehensive income, net of applicable taxes.

During 2011, we recognized $1.2 million in other-than-temporary impairment charges on our private-label MBS portfolio.

In our private-label MBS, we have continued to benefit from the increased allocation of capital to re-REMIC mezzanine securities as well as an average purchase price basis of 51% of face value. Continued expectations of stabilization and improvement in housing, increased liquidity and available leverage have raised prices for private-label MBS, particularly among re-REMIC mezzanine securities. Our re-REMIC securities are predominantly held in the subordinate tranches. We will continue to closely monitor the performance of these securities. We believe we have constructed a private-label MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS including agency-backed MBS and may re-allocate our portfolio at any time based on management’s view of the market. We will continue to seek to identify potential opportunities to strengthen our position and to maximize return to our shareholders.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of December 31, 2011 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$401,184	$432,039
Freddie Mac	189,738	204,833
Available-for-sale
Agency-backed MBS
Fannie Mae	128	139
Private-label MBS
Senior securities	13,593	9,311
Re-REMIC securities	264,201	170,116
Other mortgage related assets	121,122	1,060
Total	$989,966	$817,498

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

Compensation and benefits expense includes base salaries as well as incentive compensation. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, compensation and benefits expense includes estimated performance-based incentive compensation, including the discretionary component that is more likely-than not to be paid and non-cash expenses associated with all stock-based awards granted to employees.

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

Results of Operations

 Comparison of the years ended December 31, 2011 and 2010

We reported net income of $15.2 million for the year ended December 31, 2011 compared to $26.6 million for the year ended December 31, 2010. Net income included the following results for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2011	2010
Interest income	$52,545	$39,567
Interest expense	2,508	1,155
Net interest income	50,037	38,412
Other (loss) income, net
Investment (loss) gain, net	(19,166)	3,328
Other loss	(14)	(14)
Total other (loss) income, net	(19,180)	3,314
Other expenses	14,189	14,634
Income before income taxes	16,668	27,092
Income tax provision	1,495	506
Net income	$15,173	$26,586

Net income decreased $11.4 million (42.9%) from $26.6 million for the year ended December 31, 2010 to $15.2 million for the year ended December 31, 2011 due to the following changes:

Net interest income increased $11.6 million (30.2%) from $38.4 million for the year ended December 31, 2010 to $50.0 million for the year ended December 31, 2011. The increase is the result of fully deploying our investable capital on a leveraged basis to our MBS portfolio.

Investment gain decreased $22.5 million from $3.3 million for the year ended December 31, 2010 to a loss of $19.2 million for the year ended December 31, 2011. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	Year Ended December 31,
	2011	2010
Net interest income	$50,502	$38,974
Investment (loss) gain, net	(19,166)	3,328

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2011			2010
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$556,097	$24,931	4.48%	$155,929	$7,344	4.71%
Private-label MBS
Senior securities	13,676	1,750	12.80%	64,822	10,446	16.11%
Re-REMIC securities	136,500	25,421	18.62%	109,330	21,637	19.79%
Other investments	1,923	278	14.48%	1,216	139	11.47%
	$708,196	52,380	7.40%	$331,297	39,566	11.94%
Other(1)		165			1
		52,545			39,567
Repurchase agreements	$559,086	(2,043)	(0.36)%	$157,968	(593)	(0.37)%
Net interest income/spread		$50,502	7.04%		$38,974	11.57%
________________

1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio and related increase in net interest income by $11.5 million from the year ended December 31, 2010 to the year ended December 31, 2011 were primarily due to the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS on a leveraged basis. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we realized net investment loss of $19.2 million for the year ended December 31, 2011 compared to realized net investment gain of $3.3 million for the year ended December 31, 2010. The following table summarizes the components of net investment gain (dollars in thousands):

	Year Ended December 31,
	2011	2010
Realized gains on sale of available-for-sale investments, net	$14,894	$10,051
Available-for-sale and cost method securities—other-than-temporary impairment charges	(1,223)	—
Gains (losses) on trading investments, net	31,837	(4,471)
Losses from derivative instruments, net	(64,625)	(3,046)
Other, net	(49)	794
Investment (loss) gain, net	$(19,166)	$3,328

As part of our quarterly assessments of unrealized losses in our MBS portfolio for potential other-than-temporary impairment, we recognized $1.2 million of other-than–temporary impairment charges for the year ended December 31, 2011. No other-than-temporary impairment charges were recognized for the year ended December 31, 2010.

As part of our quarterly assessments of unrealized charges in our other investments portfolio, we recorded $85.0 thousand in other-than-temporary impairment charges for the year ended December 31, 2011.  No other-than-temporary impairment charges were recorded for the year ended December 31, 2010.

The realized gains on sale of available-for-sale investments, net, recognized for the year ended December 31, 2011 were primarily the result of proceeds received of $79.2 million from the sales of $119.0 million in face value of MBS at a net gain of $13.0 million and realized net gains from the sale of other investments of $1.9 million as compared to the result of proceeds received of $253.1 million from the sales of $335.0 million in face value of MBS at a net gain of $10.0 million for the year ended December 31, 2010.

The gains on trading investments, net, recognized for the year ended December 31, 2011 were primarily the result of net gains of $0.4 million from sales and net mark-to-market gain adjustments of $31.4 million.  The gains on trading investments, net, recognized for the year ended December 31, 2011, also reflects net realized gains of $3.1 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $28.7 million during the year. The losses on trading investments, net, recognized for the year ended December 31, 2010 were primarily the result of net losses of $1.2 million from sales and net mark-to-market loss adjustments of $3.3 million. The losses on trading investments, net, recognized for the year ended December 31, 2010, also reflects net realized losses of $3.6 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $0.9 million during the year.

Losses from derivative instruments recognized for the year ended December 31, 2011 were the result of net realized losses of $4.5 million and net unrealized mark-to-market loss adjustments of $60.1 million. Losses from derivative instruments recognized for the year ended December 31, 2011 also reflects net gains of $3.3 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $67.9 million during the year ended December 31, 2011. Losses from derivative instruments recognized for the year ended December 31, 2010 were primarily the result of net realized losses of $0.6 million and net unrealized mark-to-market loss adjustments of $2.4 million. Losses from derivative instruments recognized for the year ended December 31, 2010 also reflects net mark-to-market loss adjustments of $3.0 million during the year. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.  The mark-to-market loss adjustments reflect the impact of declining interest rates and/or widening mortgage spreads during 2011.

Other, net reflects our gain from investments in proprietary investment partnerships and other managed investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs decreased to $0.5 million for the year ended December 31, 2011 from $0.6 million for the year ended December 31, 2010.

Other expenses decreased by $0.4 million (2.7%) from $14.6 million for the year ended December 31, 2010 to $14.2 million for the year ended December 31, 2011.

Total income tax provision increased from a provision of $0.5 million for the year ended December 31, 2010 to a provision of $1.5 million for the year ended December 31, 2011. Our effective tax rate was 9.0% for the year ended December 31, 2011 as compared to 1.9% for the same period in 2010. During the year ended December 31, 2011, ordinary taxable income was subject to alternative minimum tax. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state net operating losses (NOLs) to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the years ended December 31, 2011 and 2010 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of December 31, 2011 remains a major contributor of the total tax expense.

Comparison of the years ended December 31, 2010 and 2009

We reported net income attributable to Arlington Asset Investment Corp. shareholders of $26.6 million for the year ended December 31, 2010 compared to $116.5 million for the year ended December 31, 2009. Net income included the following results for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2010	2009
Interest income	$39,567	$14,079
Interest expense	1,155	3,645
Net interest income	38,412	10,434
Other income, net
Investment gain	3,328	3,926
Gain on extinguishment of long-term debt	—	160,435
Other loss	(14)	(151)
Total other income, net	3,314	164,210
Other expenses	14,634	34,489
Income from continuing operations before income taxes	27,092	140,155
Income tax provision	506	9,522
Income from continuing operations, net of taxes	26,586	130,633
Loss from discontinued operations, net of taxes	—	(25,547)
Net income	26,586	105,086
Net loss attributable to noncontrolling interests	—	(11,459)
Net income attributable to Arlington Asset Investment Corp. shareholders	$26,586	$116,545

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

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	Year Ended December 31,
	2010	2009
Net interest income	$38,974	$13,472
Net investment gain	3,328	3,926
Dividend income	—	112
	$42,302	$17,510

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2010			2009
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$155,929	$7,344	4.71%	$91,164	$4,428	4.86%
Private-label MBS Senior securities	64,822	10,446	16.11%	36,204	5,834	16.11%
Re-REMIC securities	109,330	21,637	19.79%	14,601	3,449	23.62%
Other investments	1,216	139	11.47%	—	—	—
	$331,297	39,566	11.94%	$141,969	13,711	9.66%
Other(1)		1			256
		39,567			13,967
Repurchase agreements	$157,968	(593)	(0.37)%	$89,554	(495)	(0.55)%
Net interest income/spread		$38,974	11.57%		$13,472	9.11%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

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

As discussed above, we realized net investment gain of $3.3 million for the year ended December 31, 2010 compared to $3.9 million for the year ended December 31, 2009. The following table summarizes the components of net investment gain (dollars in thousands):

	Year Ended December 31,
	2010	2009
Realized gains on sale of available-for-sale investments, net	$10,051	$4,947
Available-for-sale and cost method securities—other-than-temporary impairment charges	—	(1,086)
Losses on trading investments, net	(4,471)	—
Gains (losses) from investment funds	5	(737)
Losses from derivative instruments	(3,046)	—
Other, net	789	802
	$3,328	$3,926

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

The realized gains on sale of available-for-sale investments, net, recognized for the year ended December 31, 2010 were primarily the result of proceeds received of $253.1 million from sales of $335.0 million in face value of MBS at a net gain of $10.0 million as compared to the result of proceeds received of $600.3 million from sales of $687.4 million in face value of MBS at a net gain of $4.6 million for the year ended December 31, 2009.

The losses on trading investments, net, recognized for the year ended December 31, 2010 were primarily the result of net losses of $1.2 million from sales and net mark-to-market loss adjustments of $3.3 million. The losses on trading investments, net, recognized for the year ended December 31, 2010, also reflects net realized losses of $3.6 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $0.9 million during the year.

Losses from derivative instruments recognized for the year ended December 31, 2010 were primarily the result of net realized losses of $0.6 million and net unrealized mark-to-market loss adjustments of $2.4 million. Losses from derivative instruments recognized for the year ended December 31, 2010 also reflects net mark-to-market loss adjustments of $3.0 million during the year. There were no derivative related transactions during the year ended December 31, 2009.

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

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock, debt securities or other securities registered pursuant to our shelf registration statement. Funding for agency-backed MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties, and we have observed increased availability for funding for private-label MBS through repurchase agreements. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of December 31, 2011.

Cash Flows

As of December 31, 2011, our cash and cash equivalents totaled $20.0 million representing a net increase in the balance of $7.6 million from $12.4 million as of December 31, 2010.

Cash provided by operating activities of $27.3 million during 2011 was offset by net cash outflows of $452.2 million from investing activities and net cash inflows of $432.5 million from financing activities. Cash provided by operating activity was attributable primarily to cash operating income and net changes in operating assets and liabilities from continuing operations.

Our investing activities during 2011 included proceeds from sales of, and receipt of principal payments from MBS totaling $374.0 million. These cash inflows were offset by $728.5 million used to purchase MBS during 2011. Our financing activities during 2011 reflected net proceeds from repurchase agreement borrowings of $457.8 million and $24.0 million in dividends paid.

As of December 31, 2010, our cash and cash equivalents totaled $12.4 million representing a net increase in the balance of $2.3 million from $10.1 million as of December 31, 2009 from continuing operations. Our cash and cash equivalents included no cash and cash equivalents held by discontinued operations as of December 31, 2010 and 2009.

Cash provided by operating activities of $13.3 million during 2010 was offset by net cash outflows of $59.6 million from investing activities and net cash inflows of $48.7 million from financing activities. Cash provided by operating activity was attributable primarily to cash operating income and net changes in operating assets and liabilities form continuing operations.

Our investing activities during 2010 included proceeds from sales of, and receipt of principal payments from MBS totaling $410.6 million. These cash inflows were offset by $463.9 million used to purchase MBS. Our financing activities reflected net proceeds from repurchase agreement borrowings of $63.4 million and $10.3 million in dividends paid.

Sources of Funding

We believe that our existing cash balances, investments in private-label MBS, net investments in agency-backed MBS, cash flows from operations, borrowing capacity and other sources of liquidity will be sufficient to meet our cash requirements for at least the next 12 months. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. However, we may be required to sell our assets in such instances at depressed prices.

As of December 31, 2011, our liabilities totaled $771.7 million. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debentures accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035 and are currently redeemable by us, in whole or in part, without penalty. As of December 31, 2011, we had $15.0 million of total long-term debt.  As of December 31, 2011, our debt-to-equity leverage ratio was 3.6 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of December 31, 2011, the weighted-average interest rate under these agreements was 0.49%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	December 31,
	2011	2010
Outstanding balance	$647,977	$190,220
Weighted-average rate	0.49%	0.53%
Weighted-average term to maturity	13.1 days	15.4 days
Maximum amount outstanding at any month-end during the period	$659,459	$190,220

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits and long-term investments. As of December 31, 2011, liquid assets consisted primarily of cash and cash equivalents of $20.0 million and net investments in MBS of $168.5 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $455.3 million at December 31, 2010 to $955.1 million as of December 31, 2011. The increase in total assets reflects the results of implementing our strategic plan as previously discussed.

As of December 31, 2011, the total par and fair value of the MBS portfolio was $894.4 million and $816.4 million, respectively. As of December 31, 2011, the weighted average coupon of the portfolio was 4.85%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

The Board of Directors approved and we declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

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

Contractual Obligations

We have contractual obligations to make future payments in connection with borrowings and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Borrowings(1)	$—	$—	$—	$—	$—	$15,000	$15,000
Minimum rental and other contractual commitments(2)	274	—	—	—	—	—	274
Capital commitments(3)	—	—	—	—	—	—	—

	$274	$—	$—	$—	$—	$15,000	$15,274

(1)
This table excludes interest payments to be made on our long-term debt securities. Based on the weighted average interest rate of 3.15% as of December 31, 2011, approximately $118.2 thousand in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2012. Interest on the $15.0 million of long-term debt floats based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. These long-term debt securities mature beginning in October 2033 through July 2035.

(2)	Equipment and office rent expense for 2011, 2010 and 2009 was $173.3 thousand, $162.1 thousand and $230.0 thousand, respectively.
(3)
The table above excludes $1.3 million of uncalled capital commitments as of December 31, 2011 to various investment partnerships that may be called over the next ten years. This commitment was $1.5 million at December 31, 2010. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include a liability for unrecognized income tax benefits of $12.8 million that are not contractual obligations by nature. We cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

We also have short-term repurchase agreement liabilities of $648.0 million as of December 31, 2011. See Note 4 to the financial statements for further information.

Off-Balance Sheet Arrangements and Other Commitments

From time to time in the ordinary course of our business, we may enter into contractual arrangements with third parties that include indemnification obligations of varying scope and terms.  In addition, in the past, we have entered into indemnification agreements with certain of our current and former directors and officers under which we are generally required to indemnify them against liability incurred by them in connection with any action or proceeding to which they are or may be made a party by reason of their service in those or other capacities.  Our charter and the Virginia Stock Corporation Act also generally require us to indemnify our directors and officers against any liability incurred by them in connection with any action or proceeding to which they are or may be made a party by reason of their service in those or other capacities, subject to certain exceptions.  In the future we may be the subject of indemnification assertions under our charter, Virginia law or these indemnification agreements by our current or former directors and officers who are or may become party to any action or proceeding.

We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of any amounts paid with respect to such obligations.  However, it is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the varying terms of such obligations, the limited history of prior indemnification claims, the unique facts and circumstances involved in connection with each particular contractual arrangement and each potential future claim for indemnification and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable.  Such indemnification agreements may not be subject to maximum loss clauses and the maximum potential amount of future payments we could be required to make under these indemnification obligations could be significant.  See “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

As of December 31, 2011 and 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of December 31, 2011 and 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.  See Note 10 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We monitor market and business risk, including credit, interest rate, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and assets are exposed. See “Item 1—Business” in this Annual Report on Form 10-K for discussion of our risk management strategies.

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

The following table represents certain statistics of our non-agency MBS portfolio as of and for the year ended December 31, 2011:

	Senior Securities	Re-REMIC Securities	Total Private- Label Securities
Yield (% of amortized cost)	12.8%	18.6%	18.1%
Average cost (% of face value)	61.7%	48.3%	49.0%
Weighted average coupon	4.9%	5.3%	5.3%
Delinquencies greater than 60 plus days	39.9%	19.5%	20.5%
Credit enhancement	9.2%	7.0%	7.1%
Severity (three months average)	74.0%	50.8%	52.0%
Constant prepayment rate (three months average)	14.3%	15.8%	15.7%

Key credit and prepayment measures in our non-agency MBS portfolio reflected a slight deterioration during the year ended December 31, 2011. Total 60 day plus delinquencies in our non-agency MBS portfolio increased to 20.5% at December 31, 2011 from 20.2% at December 31, 2010 and trailing three month average loss severities on liquidated loans increased to 52.0% at December 31, 2011 from 44.5% at December 31, 2010.

The table that follows shows the expected change in fair value for our current MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates, from those used as our valuation assumptions, would have on the value of our total assets and our book value as of December 31, 2011. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	December 31, 2011
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$816,438	$812,336	(0.50)%	$820,739	0.53%	$809,796	(0.81)%	$822,944	0.80%
Other	138,622	138,622	—	138,622	—	138,622	—	138,622	—
Total assets	$955,060	$950,958	(0.43)%	$959,361	0.45%	$948,418	(0.70)%	$961,566	0.68%

Liabilities	$771,688	$771,688	—	$771,688	—	$771,688	—	$771,688	—
Equity	183,372	179,270	(2.24)%	187,673	2.35%	176,730	(3.62)%	189,878	3.55%
Total liabilities and equity	$955,060	$950,958	(0.43)%	$959,361	0.45%	$948,418	(0.70)%	$961,566	0.68%

Book value per share	$23.67	$23.14	(2.24)%	$24.22	2.35%	$22.81	(3.62)%	$24.51	3.55%

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures and U.S. Treasury note futures. The counterparties to our derivative agreements at December 31, 2011 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

Our primary risk is related to changes in both short- and long-term interest rates, which affect us in several ways. As interest rates increase, the market value of the MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of our derivative instruments. For example, for interest rate swap positions, the cash flows from receiving the floating rate portion increase and the fixed-rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar and U.S. Treasury futures and MBS put option contracts.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 3.12 in a rising interest rate environment and 1.82 in a declining interest rate environment.

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

	December 31, 2011
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$816,438	$790,993	(3.12)%	$831,276	1.82%
Derivative asset	504	(1,938)	(484.52)%	832	65.08%
Other	138,118	138,118	—	138,118	—
Total assets	$955,060	$927,173	(2.92)%	$970,226	1.59%
Liabilities
Repurchase agreements	$647,977	$647,977	—	$647,977	—
Derivative liability	63,024	29,273	(53.55)%	97,124	54.11%
Other	60,687	60,687	—	60,687	—
Total liabilities	771,688	737,937	(4.37)%	805,788	4.42%
Equity	183,372	189,236	3.20%	164,438	(10.33)%
Total liabilities and equity	$955,060	$927,173	(2.92)%	$970,226	1.59%

Book value per share	$23.67	$24.42	3.20%	$21.22	(10.33)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of December 31, 2011 (dollars in thousands, except per share amounts).

	December 31, 2011
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investment	$1,886	$2,075	10.00%	$1,697	(10.00)%
Other	953,174	953,174	—	953,174	—
Total assets	$955,060	$955,249	0.02%	$954,871	(0.02)%

Liabilities	$771,688	$771,688	—	$771,688	—
Equity	183,372	183,561	0.10%	183,183	(0.10)%
Total liabilities and equity	$955,060	$955,249	0.02%	$954,871	(0.02)%

Book value per share	$23.67	$23.69	0.10%	$23.64	(0.10)%

Except to the extent that we sell our marketable equity securities or other investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings; however, an increase or decrease in the value of equity method investments will directly affect our earnings.

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation.  Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  Our financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors in its sole discretion pursuant to our variable dividend policy; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP and follow general practices within the industries in which we operate. The preparation of our financial statements requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although we base our estimates and assumptions on historical experience, when available, and on various other factors that we believe to be reasonable under the circumstances, management exercises significant judgment in the final determination of our estimates. Actual results may differ from these estimates.

During the preparation of this Form 10-K, we identified a misapplication of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, in connection with our private-label MBS.  Our analysis of these errors determined that no previously-issued financial statements were materially misstated and the cumulative effect of the errors was recorded in the fourth quarter of 2011. The cumulative impact of these adjustments over the three year period ended December 31, 2011 resulted in a net decrease of $55 thousand in pre-tax net income and net income, which reflected an increase in interest income of $544 thousand and a decrease in investment gain of $599 thousand.

Our significant accounting policies are presented in Note 2 to our consolidated financial statements included under “Item 8—Financial Statements and Supplementary Data.” Our most critical policies that are both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates, are discussed below.

Principal Investing Securities

We account for our investments in MBS as either available-for-sale or trading investments pursuant to accounting principles related to accounting for certain investments in debt and equity securities. Although we generally intend to hold our MBS until maturity, it may, from time to time, sell any of our MBS as part of the overall management of its business. The available-for-sale designation provides us with the flexibility to sell our MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise. These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment gain (loss) in the consolidated statements of operations.

We evaluate available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In general, when the fair value of an available-for-sale securities is less than its amortized cost at the reporting date, the security is considered impaired. In evaluating these available-for-sale securities for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) our intent to sell, and (5) whether it is more likely than not we would be required to sell the security before anticipated recovery.

For available-for-sale, agency-backed MBS securities, if it is determined that the impairment is other-than-temporary, then the amount that the fair value is below its amortized cost basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the other-than-temporary impairment and the credit portion is recorded through our statement of operations.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, we re-evaluate the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or when last revised.  For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows discounted using current expected rate of return is recorded as other-than-temporary impairment charges through our statement of operations. The other-than-temporary impairment charges that related to other factors other than credit are recorded in other comprehensive income, net of applicable taxes.

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

Level 1 Inputs—	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by us;
Level 2 Inputs—	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
Level 3 Inputs—	Unobservable inputs for the asset or liability, including significant assumptions and other market participants.

Our agency-backed MBS, which are guaranteed by Fannie Mae or Freddie Mac, and AAA-rated private-label MBS, if any, are generally classified within Level 2 of the fair value hierarchy as they are valued using quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

We classify other private-label MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. We utilize present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available.

Establishing market value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires us to make a number of assumptions, including assumptions about the future of interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. The assumptions we apply are specific to each security. Although we rely on our internal calculations to compute the fair value of these private-label MBS, we request and consider indications of value (mark) from third-party dealers to assist us in our valuation process.

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

Interest income on the private-label MBS that were purchased at a discount to face value is recognized based on the security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Significant increases in the amount or timing of undiscounted expected future cash flows are recognized prospectively as an adjustment to the accretable yield.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. This standard requires that the disclosures of both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The new requirements are effective for us on January 1, 2013. We do not expect a significant impact on our financial positions as a result of adoption of these new requirements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-8, Testing Goodwill for Impairment. This standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. This standard is effective for us for annual and interim goodwill impairment tests performed for fiscal years beginning on January 1, 2012. We do not expect a significant impact on our financial positions as a result of adoption of this standard.

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income. This standard requires presentation of the items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued an amendment to indefinitely defer one of the requirements contained in its June 2011 final standard which called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. The new requirements became effective for us on January 1, 2012.  We do not expect a significant impact on our financial positions as a result of adoption of these new requirements.

In May 2011, the FASB and International Accounting Standards Board completed their joint project on fair value measurement and issued their respective final standards. These standards represent clarifications to existing guidance such as change in the valuation premise and the application of premiums and discounts, and new required disclosures. These standards are effective for us for fiscal year 2012. We do not expect a significant impact on our financial positions as a result of adoption of this standard.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements. This guidance is intended to improve the accounting for repurchase agreements and other similar agreements, specifically modifying the criteria for determining when these transactions would be accounted for as financing as opposed to sales. This guidance became effective for us on January 1, 2012. We do not expect a significant impact on our financial positions as a result of adoption of this new guidance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K is hereby incorporated by reference into this Item 7A.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of December 31, 2011. Based upon this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Notwithstanding the material weakness described below, we believe the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based upon the evaluation, a deficiency was identified in our application of GAAP related to ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, in connection with our private-label MBS.  Specifically, in certain circumstances, our policies and procedures did not consistently increase accretion rates on investment securities purchased at a discount due, in part, to evidence of credit deterioration since origination when the timing or amount of cash flows received and expected to be collected increased from the expectations at purchase. Our analysis of these errors determined that no previously-issued financial statements were materially misstated and the cumulative effect of the errors was recorded in the fourth quarter of 2011. The cumulative impact of these adjustments over the three year period ended December 31, 2011 resulted in a net decrease of $55 thousand in pre-tax net income and net income, which reflected an increase in interest income of $544 thousand and a decrease in investment gain of $599 thousand. These adjustments did not impact cash received or management’s expected performance of the related securities. Additionally, this control deficiency could have resulted in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Our management determined that this deficiency constituted a material weakness in internal control over financial reporting in this area.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weakness in our internal control over financial reporting described above, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the identification of the material weakness described above had not yet been identified by management.  The material weakness described above was subsequently identified and has resulted in remediation activities as discussed below in “Management’s Plan for Remediation of the Material Weakness.”

Management’s Plan for Remediation of the Material Weakness

Upon identification of the control deficiency described above, our management updated its policies and procedures to ensure that accretion rates are increased in accordance with GAAP. These changes have been implemented as of the date of this filing and management believes these control updates have remediated the weakness identified as of December 31, 2011. Although we believe, as of the date of this filing, our remediation efforts are sufficient, management will continue to assess the effectiveness of our remediation efforts in connection with future evaluations of internal control over financial reporting.

The audit committee has directed our management to monitor and test the controls implemented and develop additional controls should any of these new processes require additional enhancement. In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2012 Annual Meeting of Shareholders (our 2012 Proxy Statement) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2012 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2012 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2012 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2012 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2011, included in “Item 8—Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

●	Report of Independent Registered Public Accounting Firm (page F-2)

●	Consolidated Balance Sheets—Years ended 2011 and 2010 (page F-3)

●	Consolidated Statements of Operations—Years ended 2011, 2010 and 2009 (page F-4)

●	Consolidated Statements of Changes in Equity—Years ended 2011, 2010 and 2009 (page F-5)

●	Consolidated Statements of Cash Flows—Years ended 2011, 2010 and 2009 (page F-8)

●	Notes to Consolidated Financial Statements (page F-9)

(2) Financial Statement Schedules. All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).

4.01	Form of Specimen Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2010).

4.02	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2004).*

10.02
Friedman, Billings, Ramsey Group, Inc. 1997 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.06 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*

10.03
Friedman, Billings, Ramsey Group, Inc. Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997.*

10.04	Friedman, Billings, Ramsey Group, Inc. Amended and Restated Non-Employee Director Stock Compensation Plan.† *

10.05	Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2011).*

10.06
Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2011).*

10.07	Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan.†*

10.08	Form of Indemnification Agreement.†*

11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8, and Note 2 to the Registrant’s Consolidated Financial Statements).†

12.01	Computation of Ratio of Earnings to Fixed Charges.†

21.01	List of Subsidiaries of the Registrant.†

Exhibit Number	Exhibit Title

23.01	Consent of PricewaterhouseCoopers LLP.†

24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory plan or arrangement.
**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009; and (iv) Consolidated Statements of Cash Flows for the years ended 2011, 2010 and 2009.  Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 23, 2012	By:	/s/ ERIC F. BILLINGS
Eric F. Billings
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric F. Billings and Kurt R. Harrington and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC F. BILLINGS	Chairman, Chief Executive Officer and	February 23, 2012
ERIC F. BILLINGS	Director (Principal Executive Officer)

/s/ J. ROCK TONKEL, JR.	President, Chief Operating Officer and Director	February 23, 2012
J. ROCK TONKEL, JR.

/s/ KURT R. HARRINGTON	Executive Vice President and Chief	February 23, 2012
KURT R. HARRINGTON	Financial Officer (Principal Financial Officer)

/s/ DANIEL J. ALTOBELLO	Director	February 23, 2012
DANIEL J. ALTOBELLO

/s/ DANIEL E. BERCE	Director	February 23, 2012
DANIEL E. BERCE

/s/ PETER A. GALLAGHER	Director	February 23, 2012
PETER A. GALLAGHER

/s/ RALPH S. MICHAEL III	Director	February 23, 2012
RALPH S. MICHAEL III

/s/ WALLACE L. TIMMENY	Director	February 23, 2012
WALLACE L. TIMMENY

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of
Arlington Asset Investment Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Arlington Asset Investment Corp. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for income recognition on debt securities existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied to our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, VA

February 23, 2012

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$20,018	$12,412
Receivables
Interest	2,366	2,345
Sold securities receivable	41,321	—
Other	11	219
Mortgage-backed securities, at fair value
Available-for-sale	179,566	252,909
Trading	636,872	174,055
Other investments	2,946	8,287
Derivative assets, at fair value	504	—
Deposits	71,079	4,748
Prepaid expenses and other assets	377	358
Total assets	$955,060	$455,333

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$647,977	$190,220
Purchased securities payable	15,820	2,555
Interest payable	504	187
Accrued compensation and benefits	6,177	7,201
Dividend payable	6,785	4,655
Derivative liabilities, at fair value	63,024	2,398
Accounts payable, accrued expenses and other liabilities	16,401	16,373
Long-term debt	15,000	15,000
Total liabilities	771,688	238,589

Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 7,099,336 and 7,106,330 shares issued and outstanding, respectively	71	71
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,112 shares issued and outstanding	6	6
Additional paid-in capital	1,508,713	1,505,971
Accumulated other comprehensive income, net of taxes	38,367	63,495
Accumulated deficit	(1,363,785)	(1,352,799)
Total equity	183,372	216,744
Total liabilities and equity	$955,060	$455,333

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Interest income
Interest on investment securities	$52,545	$39,566	$13,940
Dividends and other interest income	—	1	139
Total interest income	52,545	39,567	14,079
Interest expense
Interest on short-term debt	2,043	593	495
Interest on long-term debt	465	562	3,150
Total interest expense	2,508	1,155	3,645
Net interest income	50,037	38,412	10,434
Other (loss) income, net
Investment (loss) gain, net	(19,166)	3,328	3,926
Other loss	(14)	(14)	(151)
Gain on extinguishment of long-term debt	—	—	160,435
Total other (loss) income, net	(19,180)	3,314	164,210
Income from continuing operations before other expenses	30,857	41,726	174,644
Other expenses
Compensation and benefits	10,065	10,660	14,366
Professional services	1,833	1,263	7,053
Business development	121	97	6,577
Occupancy and equipment	374	388	538
Communications	197	204	246
Other operating expenses	1,599	2,022	5,709
Total other expenses	14,189	14,634	34,489
Income from continuing operations before income taxes	16,668	27,092	140,155
Income tax provision	1,495	506	9,522
Net income from continuing operations, net of taxes	15,173	26,586	130,633
Loss from discontinued operations, net of taxes	—	—	(25,547)
Net income	15,173	26,586	105,086
Net loss attributable to noncontrolling interests	—	—	(11,459)
Net income attributable to Arlington Asset Investment Corp. shareholders	$15,173	$26,586	$116,545
Amounts attributable to Arlington Asset Investment Corp. shareholders
Income from continuing operations, net of taxes	$15,173	$26,586	$130,633
Discontinued operations, net of taxes	—	—	(14,088)
Net income	$15,173	$26,586	$116,545

Earnings per share – basic, attributable to Arlington Asset Investment Corp. shareholders:
Income from continuing operations	$1.97	$3.44	$17.02
Loss from discontinued operations	—	—	(1.83)
Net income	$1.97	$3.44	$15.19

Earnings per share – diluted, attributable to Arlington Asset Investment Corp. shareholders:
Income from continuing operations	$1.96	$3.38	$16.69
Loss from discontinued operations	—	—	(1.80)
Net income	$1.96	$3.38	$14.89
Dividends declared per share	$3.375	$1.90	$—
Weighted-average shares outstanding (in thousands)
Basic	7,720	7,734	7,675
Diluted	7,741	7,873	7,825

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total	Comprehensive Income

Balances, December 31, 2008	7,382,265	$74	578,584	$6	$1,494,642	$(118)	$(1,481,021)	$129,673	$143,256
Net income (loss)	—	—	—	—	—	—	116,545	(11,459)	105,086	$105,086
Conversion of Class B shares to Class A shares	12,469	—	(12,469)	—	—	—	—	—	—	—
Issuance of Class A common stock	1,816	—	—	—	364	—	—	—	364	—
Retirement of Class A common stock	(27,500)		—		(275)		—	—	(275)	—
Forfeitures of Class A common stock	(16,276)	—	(3)	—	(213)	—	—	—	(213)	—
Stock compensation expense for stock options	—	—	—	—	23	—	—	—	23	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	7,795	—	—	—	7,795	—
Equity in issuance of subsidiary common shares to employees	—	—	—	—	5,058	—	—	—	5,058	—
Elimination of noncontrolling interest resulting from sale of subsidiary	—	—	—	—	—	—	—	(118,269)	(118,269)	—
Other comprehensive income (loss)
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	7,133	—	55	7,188	7,188
Comprehensive income										$112,274
Balances, December 31, 2009	7,352,774	$74	566,112	$6	$1,507,394	$7,015	$(1,364,476)	$—	$150,013

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Comprehensive Income

Balances, December 31, 2009	7,352,774	$74	566,112	$6	$1,507,394	$7,015	$(1,364,476)	$150,013
Net income	—	—	—	—	—	—	26,586	26,586	$26,586
Issuance of Class A common stock	4,353	—	—	—	447	—	—	447	—
Repurchase of Class A common stock	(243,815)	(2)	—	—	(4,901)	—	—	(4,903)	—
Forfeitures of Class A common stock	(6,982)	(1)	—	—	(122)	—	—	(123)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	3,153	—	—	3,153	—
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	56,480	—	56,480	56,480
Comprehensive income									$83,066
Dividends declared	—	—	—	—	—	—	(14,909)	(14,909)
Balances, December 31, 2010	7,106,330	$71	566,112	$6	$1,505,971	$63,495	$(1,352,799)	$216,744

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Comprehensive Income

Balances, December 31, 2010	7,106,330	$71	566,112	$6	$1,505,971	$63,495	$(1,352,799)	$216,744
Net income	—	—	—	—	—	—	15,173	15,173	$15,173
Issuance of Class A common stock	29,147	—	—	—	545	—	—	545	—
Repurchase of Class A common stock	(8,910)	—	—	—	(229)	—	—	(229)	—
Forfeitures of Class A common stock	(27,231)	—	—	—	(770)	—	—	(770)	—
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	601	—	—	601	—
Reclassification of restricted stock units issued as stock based awards	—	—	—	—	2,595	—	—	2,595	—
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(25,128)	—	(25,128)	(25,128)
Comprehensive income									$(9,955)
Dividends declared	—	—	—	—	—	—	(26,159)	(26,159)
Balances, December 31, 2011	7,099,336	$71	566,112	$6	$1,508,713	$38,367	$(1,363,785)	$183,372

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$15,173	$26,586	$105,086
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Investment loss (gain), net	19,166	(3,328)	(13,651)
Net (discount)/premium (accretion)/amortization on mortgage-backed securities	(10,867)	(12,250)	(2,422)
Gain on extinguishment of long-term debt	—	—	(160,435)
Depreciation and amortization	48	42	4,718
Other	636	3,155	26,031
Changes in operating assets
Receivables
Interest receivable	(1,254)	(463)	(1,018)
Other	211	(645)	(858)
Due from clearing broker	—	—	(7,132)
Trading securities	—	—	(26,517)
Prepaid expenses and other assets	1,490	(1,806)	7,899
Changes in operating liabilities
Accounts payable and accrued expenses	1,091	688	(5,047)
Accrued compensation and benefits	1,568	1,280	(16,604)
Trading account securities sold but not yet purchased	—	—	12,339
Net cash provided by (used in) operating activities	27,262	13,259	(77,611)
Cash flows from investing activities
Purchases of available-for-sale mortgage-backed securities	(17,190)	(159,413)	(763,459)
Purchases of trading mortgage-backed securities	(711,306)	(304,494)	—
Proceeds from sales of available-for-sale mortgage-backed securities	79,212	253,133	1,050,721
Proceeds from sales of trading mortgage-backed securities	242,673	118,126	—
Receipt of principal payments on available-for-sale mortgage-backed securities	14,388	26,969	25,394
Receipt of principal payments on trading mortgage-backed securities	37,688	12,346	—
Payments and deposits on derivatives, net	(72,390)	(4,676)	—
Changes in purchased securities payable	13,265	2,555	—
Changes in sold securities receivable	(41,321)	—	—
Proceeds from U.S. Treasury bond maturities	—	—	550,000
Deconsolidation of FBR Capital Markets cash balance	—	—	(122,752)
Other	2,797	(4,188)	13,427
Net cash (used in) provided by investing activities	(452,184)	(59,642)	753,331
Cash flows from financing activities
Proceeds from (repayments of) repurchase agreements, net	457,756	63,390	(936,210)
Dividends paid	(24,029)	(10,254)	—
Repurchase of common stock and subsidiary stock	(229)	(4,464)	(73,319)
Repayments of short-term debt	(970)	—	—
Repayments of long-term debt	—	—	(75,769)
Proceeds from subsidiary stock transactions	—	—	165,048
Net cash provided by (used in) financing activities	432,528	48,672	(920,250)
Net increase (decrease) in cash and cash equivalents	7,606	2,289	(244,530)
Cash and cash equivalents, beginning of year	12,412	10,123	254,653
Less: Cash and cash equivalents held by discontinued operations, beginning of year	—	—	207,802
Cash and cash equivalents held by continuing operations, beginning of year	12,412	10,123	46,851
Cash and cash equivalents, end of year	20,018	12,412	10,123
Less: Cash and cash equivalents held by discontinued operations, end of year	—	—	—
Cash and cash equivalents held by continuing operations, end of year	$20,018	$12,412	$10,123
Supplemental Cash Flow Information
Cash payments for interest	$2,190	$1,001	$3,666
Cash payments for taxes	$708	$700	$2,623

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

Note 2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on the previously reported net income, other comprehensive income, total assets or total liabilities.

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2011 and 2010, approximately 97% and 98%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Investments in MBS and marketable equity securities, if any, are classified as either available-for-sale or trading investments pursuant to accounting principles related to accounting for certain investments in debt and equity securities. These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment gain (loss) in the consolidated statements of operations. Investments in equity securities of non-public companies are carried at cost.

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

The Company evaluates available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In general, when the fair value of an available-for-sale security is less than its amortized cost at the reporting date, the security is considered impaired. In evaluating these available-for-sale securities for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) the Company’s intent to sell, and (5) whether it is more likely than not the Company would be required to sell the security before anticipated recovery.

For available-for-sale, agency-backed MBS securities, if it is determined that the impairment is other-than-temporary, then the amount that the fair value is below its amortized cost basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the other-than-temporary impairment and the credit portion is recorded through the Company’s statement of operations.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, the Company re-evaluates the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or last revised.  For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows discounted using current expected rate of return is recorded as other-than-temporary impairment charges through the Company’s statement of operations. The other-than-temporary impairment charges that relate to other factors other than credit are recorded in other comprehensive income, net of applicable taxes.

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

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities (MBS), at fair value—

Agency-backed MBS - The Company’s agency-backed MBS, the principal and interest payments on which are guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), are generally classified within Level 2 of the fair value hierarchy as they are valued after considering quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The Company reviews broker or pricing service quotes to determine whether the quotes are relevant, for example, whether an active market exists to provide price transparency or whether the quote is an indicative price or a binding offer. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

Private-label MBS - The Company classifies private-label MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and other assumptions used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available.

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires management to make a number of assumptions, including assumptions about the future of interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. The assumptions the Company applies are specific to each security. Although the Company relies on the internal calculations to compute the fair value of these private-label MBS, the Company requests and considers indications of value (mark) from third-party dealers to assist in the valuation process.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,018	$20,018	$12,412	$12,412
Interest receivable	2,366	2,366	2,345	2,345
Sold securities receivable	41,321	41,321	—	—
Non-interest bearing receivables	11	11	219	219
MBS
Agency-backed MBS	637,011	637,011	174,229	174,229
Private-label MBS
Senior securities	9,311	9,311	51,038	51,038
Re-REMIC securities	170,116	170,116	201,697	201,697
Derivative assets	504	504	—	—
Other investments	2,946	2,946	8,287	8,287
Deposits	71,079	71,079	4,748	4,748

Financial liabilities
Repurchase agreements	647,977	647,977	190,220	190,220
Purchased securities payable	15,820	15,820	—	—
Interest payable	504	504	187	187
Short-term debt	—	—	970	970
Long-term debt	15,000	15,000	15,000	15,000
Derivative liabilities	63,024	63,024	2,398	2,398

Repurchase Agreements

Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized by MBS and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Under the repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, the Company is required to repay the borrowing and receives back its pledged collateral from the counterparty.  The counterparty to the repurchase agreements may require that the Company pledge additional securities or cash as additional collateral to secure borrowings when the value of the collateral declines.

Interest Income

Interest income on the available-for-sale, agency-backed MBS includes contractual interest payments adjusted for the amortization of premiums and discounts and other deferred costs in accordance with amended accounting principles related to accounting for nonrefundable fees and costs associated with originating or acquiring loans and initial direct costs of leasing. The Company amortizes and accretes these items into interest income using the interest method over the contractual life of the assets.

Interest income on the private-label MBS that were purchased at a discount to face value is recognized based on the security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Significant increases in the amount or timing of undiscounted expected future cash flows are recognized prospectively as an adjustment to the accretable yield. As discussed in “Item 9A—Controls and Procedures,” the Company identified a misapplication of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, in connection with its private-label MBS.  Based upon the results of the analysis of these errors, it was determined that no previously-issued financial statements were materially misstated and the cumulative effect of the errors was recorded in the fourth quarter of 2011. The cumulative impact of these adjustments over the three year period ended December 31, 2011 resulted in a net decrease of $55 thousand in pre-tax net income and net income, which reflected an increase in interest income of $544 thousand and a decrease in investment gain of $599 thousand. These adjustments did not impact cash received or management’s expected performance of the related securities.

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

The Company is subject to federal alternative minimum tax and state and local taxes on its taxable income and gains that are not offset by the net operating loss (NOL) and net capital loss (NCL) carry-forwards.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as stock options. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding
Common stock (in thousands)	7,720	7,720	7,734	7,734	7,675	7,675
Stock options and unvested restricted stock (in thousands)	—	21	—	139	—	150
Weighted average common and common equivalent shares outstanding (in thousands)	7,720	7,741	7,734	7,873	7,675	7,825
Net income applicable to common stock	$15,173	$15,173	$26,586	$26,586	$116,545	$116,545
Net income per common share	$1.97	$1.96	$3.44	$3.38	$15.19	$14.89

As of December 31, 2011, 2010 and 2009, there were, 650, 8,425 and 8,575, respectively, options to purchase shares of common stock outstanding. The diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 did not include the antidilutive effect of 23,443, 55,669 and 194,225 shares, respectively, of restricted stock units, stock options, and restricted stock.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. This standard requires that the disclosures of both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The new requirements are effective for the Company on January 1, 2013. The Company does not expect a significant impact on its financial positions as a result of adoption of these new requirements.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-8, Testing Goodwill for Impairment. This standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. This standard is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning on January 1, 2012. The Company does not expect a significant impact on its financial positions as a result of adoption of this standard.

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income. This standard requires presentation of the items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. In December 2011, the FASB issued an amendment to indefinitely defer one of the requirements contained in its June 2011 final standard which called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. The new requirements are effective for the Company on January 1, 2012. The Company does not expect a significant impact on its financial positions as a result of adoption of these new requirements.

In May 2011, the FASB and International Accounting Standards Board completed their joint project on fair value measurement and issued their respective final standards. These standards represent clarifications to existing guidance such as change in the valuation premise and the application of premiums and discounts, and new required disclosures. These standards are effective for fiscal year 2012 for the Company. The Company does not expect a significant impact on its financial positions as a result of adoption of this standard.

In April 2011, the FASB issued Accounting Standards Update No. 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements. This guidance is intended to improve the accounting for repurchase agreements and other similar agreements, specifically modifying the criteria for determining when these transactions would be accounted for as financing as opposed to sales. This guidance became effective for the Company on January 1, 2012.The Company does not expect a significant impact on its financial positions as a result of adoption of this new guidance.

Note 3. Financial Instruments:

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of December 31, 2011 and December 31, 2010. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2011
	Total	Level 1	Level 2	Level 3
MBS, at fair value Trading
Agency-backed MBS	$636,872	$—	$636,872	$—
Available-for-sale
Agency-backed MBS	139	—	139	—
Private-label MBS
Senior securities	9,311	—	—	9,311
Re-REMIC securities	170,116	—	—	170,116
Total available-for-sale	179,566	—	139	179,427
Total MBS	816,438	—	637,011	179,427
Derivative assets, at fair value	504	—	504	—
Derivative liabilities, at fair value	(63,024)	(63,024)	—	—
Interest-only MBS, at fair value	1,060	—	—	1,060
Total	$754,978	$(63,024)	$637,515	$180,487

	December 31, 2010
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$174,055	$—	$174,055	$—
Available-for-sale
Agency-backed MBS	174	—	174	—
Private-label MBS
Senior securities	51,038	—	—	51,038
Re-REMIC securities	201,697	—	—	201,697
Total available-for-sale	252,909	—	174	252,735
Total MBS	426,964	—	174,229	252,735
Derivative liabilities, at fair value	(2,398)	—	(2,398)	—
Interest-only MBS, at fair value	6,327	—	—	6,327
Total	$430,893	$—	$171,831	$259,062

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $180,487, or 18.90%, and $259,062, or 56.90%, of the Company’s total assets as of December 31, 2011 and December 31, 2010, respectively.

There were no significant transfers of securities in or out of Levels 1, 2 or 3 during the years ended December 31, 2011 and 2010.

Level 3 Financial Instruments Measured at Fair Value on a Recurring Basis

As of December 31, 2011, the fair value of the Company’s Level 3, available-for-sale, private-label MBS was $179,427. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities category represents interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

As of December 31, 2011, the Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had a weighted-average original loan-to-value of 71%, weighted-average original FICO score of 729, weighted-average three-month prepayment rate of 16% and weighted-average three-month loss severities of 52%. These underlying collateral loans had a weighted-average coupon rate of 5.32%. These securities are currently rated below investment grade. The significant inputs for the valuation model include the following weighted-averages:

	December 31, 2011		December 31, 2010
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	7.00%	8.75%	7.46%	13.64%
Default rate	10.30%	5.55%	8.15%	6.22%
Loss severity rate	60.00%	43.06%	48.54%	42.10%
Prepayment rate	17.30%	15.20%	15.08%	15.15%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2011	$51,038	$201,697	$252,735
Total net gains (losses)
Included in earnings	3,631	8,718	12,349
Included in other comprehensive income	(6,912)	(16,760)	(23,672)
Purchases	330	16,860	17,190
Sales	(37,229)	(41,983)	(79,212)
Principal payoffs	(2,293)	(12,096)	(14,389)
Net accretion of discount	746	13,680	14,426
Ending balance, December 31, 2011	$9,311	$170,116	$179,427

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(173)	$(1,050)	$(1,223)

	Year Ended December 31, 2010
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2010	$94,380	$64,308	$158,688
Total net gains (losses)
Included in earnings	6,518	4,316	10,834
Included in other comprehensive income	3,392	51,599	54,991
Purchases	34,153	125,058	159,211
Sales	(78,899)	(38,992)	(117,891)
Principal payoffs	(13,649)	(11,763)	(25,412)
Net accretion of discount	5,143	7,171	12,314
Ending balance, December 31, 2010	$51,038	$201,697	$252,735

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Gains and losses included in earnings for the years ended December 31, 2011 and 2010 are reported in the following statement of operations line descriptions:

	Other (loss) income, Investment (loss) gain
	2011	2010
Total gains included in earnings for the period	$12,349	$10,834

Change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(1,223)	$—

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of December 31, 2011, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds. For the year ended December 31, 2011, the Company recorded a loss of $85 in the carrying value of these financial assets. For the year ended December 31, 2010, there were no material changes to the carrying value of these financial assets.

MBS, at Fair Value (1) (2), consisted of the following as of the dates indicated:

	December 31, 2011					December 31, 2010
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$432,039	$—	52.92%	5.7	AAA	$174,055	$—	40.77%	4.7	AAA
Freddie Mac	204,833	—	25.09%	6.0	AAA	—	—	—	—	—
Available-for-sale:
Agency-backed
Fannie Mae	139	—	0.01%	5.2	AAA	174	—	0.04%	3.3	AAA
Private-label
Senior securities	9,311	(5,196)	1.14%	5.0	CC+	51,038	(20,812)	11.95%	5.6	CCC
Re-REMIC securities	170,116	(131,541)	20.84%	9.1	NR	201,697	(168,282)	47.24%	9.2	NR
	$816,438	$(136,737)	100.00%			$426,964	$(189,094)	100.00%

(1)
The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at December 31, 2011 and adjustable-rate MBS at December 31, 2010. The weighted-average coupon of the MBS portfolio at December 31, 2011 and December 31, 2010 was 4.85% and 5.13%, respectively.

(2)	As of December 31, 2011 and December 31, 2010, the Company’s MBS investments with a fair value of $731,432 and $233,885, respectively, were pledged as collateral for repurchase agreements.
(3)
The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S.’s credit rating to “AA” by Standard & Poor’s during the quarter ended September 30, 2011, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

The Company has generally purchased private-label MBS at a discount. The Company, at least on a quarterly basis, estimates the future expected cash flows based on the Company’s observation of current information and events and applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of cash flows and credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact the Company’s estimates and its interest income.

Interest income on the private-label MBS that were purchased at a discount to face value is recognized based on the security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Significant increases in the amount or timing of undiscounted expected future cash flows are recognized prospectively as an adjustment to the accretable yield.

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
Beginning balance	$316,029	$207,094
Accretion of discount	(26,279)	(32,083)
Reclassifications, net	(47,478)	20,769
Acquisitions	24,163	225,482
Sales	(71,816)	(105,233)
Ending balance	$194,619	$316,029

For the available-for-sale, private-label MBS acquired during the year ended December 31, 2011, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the periods indicated:

	Year Ended December 31,
	2011	2010
Contractually required payments receivable	$47,228	$490,142
Cash flows expected to be collected	43,909	381,987
Basis in acquired securities	19,746	156,505

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), the securities with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	December 31, 2011
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$128	$11	$—	$139
Private-label MBS
Senior securities	8,397	914	—	9,311
Re-REMIC securities	132,661	37,455	—	170,116
Total	$141,186	$38,380	$—	$179,566

(1)	The amortized cost of MBS includes unamortized net discounts of $136,737 at December 31, 2011.

	December 31, 2010
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$163	$11	$—	$174
Private-label MBS
Senior securities	43,161	7,877	—	51,038
Re-REMIC securities	146,844	54,853	—	201,697
Total	$190,168	$62,741	$—	$252,909

(1)	The amortized cost of MBS includes unamortized net discounts of $189,094 at December 31, 2010.

 The Company recorded other-than-temporary impairment charges of $1,223 for the year ended December 31, 2011 related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $11,071. The Company recorded no other-than-temporary impairment charges on MBS during the year ended December 31, 2010.

The following table presents a summary of the other-than-temporary impairment charges included in earnings for the periods indicated:

	Year Ended December 31,
	2011	2010
Cumulative other-than-temporary-impairment beginning balance	$7,371	$7,371
Additions:
Other-than-temporary impairments not previously recognized	1,223	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	—
Cumulative other-than-temporary-impairment ending balance	$8,594	$7,371

The following table presents the results of sales of MBS for the periods indicated:

	December 31, 2011		December 31, 2010
	Agency- Backed MBS	Private-Label MBS	Agency- Backed MBS	Private-Label MBS
Proceeds from sales	$242,673	$79,211	$253,394	$117,865
Gross gains	620	13,220	240	10,891
Gross losses	251	191	2,153	84

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	December 31,
	2011	2010
Interest-only MBS	$1,060	$6,327
Non-public equity securities	975	975
Investments funds	911	985
Total other investments	$2,946	$8,287

Note 4. Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. As of December 31, 2011, the amount at risk related to $177,402 and $219,737 of repurchase agreements with Credit Suisse Securities USA LLC and Barclays Capital Inc., respectively, was $46,848 or 25.55% and $19,995 or 10.90%, respectively, of the Company’s equity with a weighted average maturity of 16 and 12 days, respectively. As of December 31, 2010, the amount at risk related to $19,852 of repurchase agreements with Credit Suisse Securities USA LLC was $31,943, or 14.74% of the Company’s equity with a weighted average maturity of 35 days. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and periods indicated:

	December 31,
	2011	2010
Outstanding balance	$647,977	$190,220
Value of assets pledged as collateral
Agency-backed MBS	653,322	174,055
Private-label MBS	78,110	59,830
Cash	—	1,300
Weighted-average rate	0.49%	0.53%
Weighted-average term to maturity	13.1 days	15.4 days
Weighted-average outstanding balance during the year ended	$559,086	$157,968
Weighted-average rate during the year ended	0.36%	0.37%

Long-Term Debt

As of December 31, 2011 and 2010, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.15% and 3.04% as of December 31, 2011 and 2010, respectively. All of these borrowings mature between 2033 and 2035. The Company extinguished $236,689 of this long-term debt at a gain of $160,435 during 2009. There were no extinguishments of long-term debt during the years ended December 31, 2011 and December 31, 2010.

Note 5. Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS.

During the year ended December 31, 2011, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of operations. For the years ended December 31, 2011 and 2010, the Company recorded net losses of $64,625 and $3,046, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	December 31, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures (1)	$12,157,000	$(62,556)	$1,370,000	$(2,398)
10-year U.S. Treasury note futures(2)	39,700	(468)	—	—
Commitment to purchase MBS(3)	75,000	504	—	—

(1)
The $12,157,000 total notional amount of Eurodollar futures contracts as of December 31, 2011 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2012 and 2016. As of December 31, 2011, the Company maintained $71,079 as a deposit and margin against the open Eurodollar futures contracts.

(2)	The $39,700 total notional amount of 10-year U.S. Treasury note futures as of December 31, 2011 represents the accumulation of 10-year U.S. Treasury note futures that mature in March of 2012.
(3)	The $75,000 total notional amount of commitment to purchase MBS as of December 31, 2011 represents a forward commitment to purchase a fixed-rate MBS security with a settlement date in January of 2012.

Note 6. Income Taxes:

The Company is taxed as a C corporation for U.S. federal tax purposes.

During the years ended December 31, 2011, 2010 and 2009, the Company recorded $1,495, $506 and $9,522, respectively, of income tax expense for income and losses from continuing operations. The Company had taxable income from continuing operations before income taxes of $27,527, $16,503 and $142,720 in 2011, 2010, and 2009, respectively.

The provision for income taxes from continuing operations consists of the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Federal	$698	$(329)	$1,819
State	797	835	7,703
	$1,495	$506	$9,522
Current	$1,495	$506	$9,522
Deferred	—	—	—
	$1,495	$506	$9,522

Deferred tax assets and liabilities consisted of the following as of December 31, 2011 and 2010:

	2011	2010
Unrealized investment gains and losses	$43,930	$39,311
Accrued compensation	(644)	2,273
Capital loss carry-forward	159,724	232,345
Other, net	17,675	10,302
Net operating loss	114,489	125,796
Unrealized gain on AFS securities	(15,731)	(26,033)
Valuation allowance	(319,443)	(383,994)
Net deferred tax asset	$—	$—

The provision (benefit) for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company and its subsidiaries income tax attributable to net income (loss) computed at federal statutory rates to income tax expense was:

	December 31,
	2011	2010	2009
Federal income tax at statutory rate	$5,853	$9,482	$49,055
State income taxes, net of federal benefit	1,357	2,115	(1,899)
Executive compensation	1,075	1,057	263
Effect of stock based compensation	1,330	1,787	—
Refund claim due to change in tax law	—	—	(4,268)
FIN 48 reserve, net of federal benefit	—	—	12,618
Expiration of capital loss carryover	66,439	—	—
Other, net	294	187	(662)
Valuation allowance	(74,853)	(14,122)	(45,585)
Total income tax provision	$1,495	$506	$9,522

As of December 31, 2011 and 2010, the Company recorded $12,810 of unrecognized tax benefits, which are fully reserved, and represent its estimate of potential future tax benefits ranging up to that amount. The total amount of accrued interest and penalties as of December 31, 2011 was $1,779. At December 31, 2011, there are $12,810 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Balance at January 1	$12,810	$12,810
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at December 31	$12,810	$12,810

As of December 31, 2011 and 2010, the Company had an NCL carry-forward of $389,655 and $566,695, respectively, that can be used to offset future capital gains. These capital losses began to expire in 2011, with $162,046 expired in 2011, and will continue to expire annually until 2015. In addition, as of December 31, 2011 and 2010, the Company had an NOL carry-forward of $279,242 and $306,820, respectively, that can be used to offset future taxable income. The NOL carry-forward will begin to expire in 2027. The valuation allowance relates primarily to the ability to utilize these losses.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing authorities in jurisdictions where the Company has significant business operations, such as Virginia. On July 12, 2011, the Company received a notification from the IRS stating that the congressional Joint Committee on Taxation had completed its consideration of the IRS’ special report related to the IRS’ examination of the Company’s tax years 2006, 2007 and 2008 and has taken no exception to the conclusions reached by the IRS. There were no significant findings or disagreements on the tax positions taken by the Company as a result of these examinations.

Note 7. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with borrowings and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2012	2013	2014	2015	2016	Thereafter	Total
Borrowings(1)	$—	$—	$—	$—	$—	$15,000	$15,000
Minimum rental and other contractual commitments(2)	274	—	—	—	—	—	274
Capital commitments(3)	—	—	—	—	—	—	—
	$274	$—	$—	$—	$—	$15,000	$15,274

(1)
This table excludes interest payments to be made on the Company’s long-term debt securities. Based on the weighted average interest rate of 3.15% as of December 31, 2011, approximately $118 in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2012. Interest on the $15,000 of long-term debt is based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. These long-term debt securities mature beginning in October 2033 through July 2035.

(2)	Equipment and office rent expense for 2011, 2010 and 2009 was $173, $162 and $230, respectively.
(3)
The table above excludes $1,254 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include a liability for unrecognized income tax benefits of $12,810 that are not contractual obligations by nature. The Company cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

The Company also has short-term repurchase agreement liabilities of $647,977, as of December 31, 2011. See Note 4 for further information.

Litigation and Regulatory Actions

The Company received a “Wells Notice” (the “Notice”) from the staff of the SEC on January 26, 2012 indicating that the staff is considering recommending that the SEC bring a civil injunctive action or institute a public administrative proceeding alleging violations of the federal securities laws.   The Company understands that the staff is considering the recommendation based on their belief that disclosures in the offering materials for an MBS offering sponsored in 2007 by a former non-broker-dealer subsidiary of the Company may have included material misstatements and/or omitted material information regarding the collateral for the securities issued.  The Notice is not a formal allegation nor a finding of wrongdoing, and the Company have been cooperating with the SEC in this inquiry.  In accordance with SEC procedures, the Company will have an opportunity to present its response to the Notice that an action is not warranted before any formal decision is made on an enforcement proceeding.  The Company understands that Mr. Brian Bowers, our Chief Investment Officer and Portfolio Manager, received a similar Notice and that a former employee of the Company’s former subsidiary has also received a Notice, in each case relating to the same offering.  The Company understands that the SEC could seek various remedies, if they bring an enforcement proceeding, including but not limited to injunctive relief, disgorgement, civil penalties, and, in the case of Mr. Bowers, a bar from serving as a director or officer of a public company.  The Company disagrees with the staff and intend to provide a written submission setting forth reasons why a formal proceeding should not be authorized by the SEC.  The Company cannot predict whether or not any proceedings might be initiated, the amount of any claims that might be asserted or remedies that might be sought by the SEC, or the ultimate outcome of any proceedings that might be initiated.

On August 19, 2011, Hildene Capital Management, LLC filed a purported class action complaint captioned Hildene Capital Management, LLC v. Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), FBR Capital Trust VI, FBR Capital Trust X, Wells Fargo Bank, N.A., as Trustee, and John and Jane Does 1 through 100, No. 11 Civ. 5832, in the United States District Court for the Southern District of New York.  The complaint alleges unlawful acts by the Company in connection with the purchase of preferred securities issued by FBR Capital Trust VI and FBR Capital Trust X (the FBR Trusts) from two CDOs, Tropic IV CDO Ltd. and Soloso CDO 2005-1 Ltd. in September 2009.  On November 9, 2011, the Company filed a motion to dismiss the complaint on behalf of the Company and the FBR Trusts.  On December 14, 2011, the plaintiff filed an amended complaint.  In the amended complaint, the plaintiff added Hildene Opportunities Master Fund, Ltd. as a plaintiff.  The plaintiffs no longer assert class action claims, but have asserted derivative claims against Wells Fargo Bank, N.A., as trustee for Tropic III CDO Ltd., Tropic IV CDO Ltd., and Soloso CDO 2005-1 Ltd.  On January 20, 2012, the Company filed a motion to dismiss the amended complaint on behalf of the Company and the FBR Trusts.  Briefing on that motion has not yet been completed, and the motion remains pending.  The likely outcome or impact of this action on the Company or its results of operations cannot be predicted at this time.

The Company cannot predict the ultimate outcome of the pending SEC investigation and the Hildene litigation, and cannot estimate the likelihood or potential dollar amount of any adverse results.  The Company may be unable to accurately estimate the exposure to litigation risk when recording probable loss contingencies.  As a result, any reserves the Company may establish to cover any settlements or judgments, if any, may not be sufficient to cover the actual financial exposure, which may have a material impact on the Company’s results of operations or financial condition.  In the event of an adverse judgment in any action or proceeding, the Company may be required to pay damages or penalties, or other remedies may be imposed upon the Company, which could have a material adverse impact upon the Company’s financial position, results of operations and cash flows and could also cause the Company a significant reputational harm, which in turn could seriously harm the Company’s business and prospects.

Note 8. Shareholders’ Equity:

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

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors approved and the Company declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

The Board of Directors approved and we declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011.

Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates. The maximum number of shares authorized for issuance under the 2011 Plan is equal to 500,000 shares plus any shares that remained available for issuance under the Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan, the Friedman, Billings, Ramsey Group, Inc. 1997 Stock and Annual Incentive Plan and the Amended and Restated Friedman, Billings, Ramsey Group, Inc. Non-Employee Director Stock Compensation Plan (the Prior Plans) at the time the 2011 Plan became effective. As of June 2, 2011, 45,097 shares remained available for grants under the Prior Plans.

Under the 2011 Plan, the Compensation Committee of the Company’s Board of Directors may grant options, stock appreciation rights (SARs), restricted stock and restricted stock units (RSUs), other stock-based awards, and performance awards. However, no participant may be granted (i) options or SARs covering more than 250,000 shares in any calendar year or (ii) restricted stock, RSUs, performance awards and/or other stock-based awards denominated in shares covering more than 250,000 shares in any calendar year. These share limits are subject to adjustment in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split, reverse stock split, spin-off, extraordinary cash dividend or similar transactions or other change in corporate structure affecting the shares. In addition, the maximum dollar value payable to any participant in any calendar year with respect to awards valued with reference to property (including cash) other than shares is $10,000. The 2011 Plan will terminate on the tenth anniversary of its effective date unless sooner terminated by the Board of Directors. The Company uses a fair value based measurement method in accounting for all share based payment transactions.

Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. As of December 31, 2011 and 2010, a total of 15,206 and 132,246 shares, respectively, of such restricted Class A common stock was outstanding with unamortized deferred compensation of $200 and $412, respectively. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2008	411,819	$65.00	2.1
Forfeitures	(842)	183.20	—
Vestitures	(147,099)	74.80	—

Share Balance as of December 31, 2009	263,878	59.40	1.2
Forfeitures	—	—	—
Vestitures	(131,632)	59.20	—

Share Balance as of December 31, 2010	132,246	59.40	0.2
Granted	14,000	27.66	—
Forfeitures	(15)	125.00	—
Vestitures	(131,025)	58.80	—

Share Balance as of December 31, 2011	15,206	35.40	2.0

For the years ended December 31, 2011, 2010, and 2009, the Company recognized $576, $2,952 and $7,016, respectively, of compensation expense related to this restricted stock plan.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. The Company issued 4,478 shares of restricted common stock valued at $250 to the trust for the year ended December 31, 2008 in settlement of such accrued incentive compensation. No such shares were issued in 2011 and 2010. A summary of the undistributed restricted stock issued to the trust is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vesting Period
Share Balance as of December 31, 2008	28,004	$188.60	1.0
Shares issued to Trust	—	—	—
Shares distributed from Trust	(12,589)	149.20	—

Share Balance as of December 31, 2009	15,415	247.00	0.8
Shares issued to Trust	—	—	—
Shares distributed from Trust	(4,609)	84.60	—

Share Balance as of December 31, 2010	10,806	285.00	0.2
Shares issued to Trust	—	—	—
Shares distributed from Trust	(1,651)	56.00	—

Share Balance as of December 31, 2011	9,155	310.40	0.0

Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield, expected volatility, risk-free interest rate, and an expected life of five years for all grants. There were no options granted or exercised during the years ended December 31, 2011, 2010, and 2009. As of December 31, 2011 and 2010, all options have vested.  Share-based compensation expense recognized in the statement of operations for stock options for the year ended December 31, 2009 was $11, with a related tax benefit of $1. There was no share-based compensation expense recognized for stock options during the years ended December 31, 2010 and 2011.

Director Stock Compensation Plan

The Company also grants options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees to non-employee directors. The Board approved annual awards of RSUs equal in value to $80 to each director to be made in conjunction with the annual shareholders meeting.  On June 2, 2011, the non-employee directors received an annual grant of an aggregate of 14,540 RSUs having an aggregate grant date fair value of $400 based on the closing sale price of the Class A common stock on the New York Stock Exchange on June 1, 2011 of $27.51. In addition to the annual grant of RSUs, the Company also granted 1,089 additional RSUs to the non-employee directors in lieu of certain cash payments for services as Lead Independent Director or as a chairman of one of the Board’s standing committees. Vested RSUs are convertible to Class A common stock upon the director ceasing to be a member of the Board. All options, stock and RSUs awarded to non-employee directors are non-transferable other than by will or the laws of descent and distribution. During 2011, 2010, and 2009, the Company granted 17,255, 18,715 and 57,237 RSUs, respectively. For the years ended December 31, 2011, 2010, and 2009, the Company recognized $436, $385 and $477, respectively, of director fees related to these RSUs.

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

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	Year Ended
	2011	2010	2009
Shares repurchased	8,910	243,815	—
Total cost	$229	$4,903	$—
Average price	$25.70	$20.08	$—

As of December 31, 2011 and 2010, 247,275 and 256,185, respectively, shares of Class A common stock remain available for repurchases under the Repurchase Program.

Note 9. Sale of FBR Capital Markets Shares and Discontinued Operations:

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

Summarized financial information for discontinued FBR Capital Markets operations for the year ended December 31, 2009 is shown below.

Revenues
Investment banking	$12,715
Institutional brokerage	62,544
Asset management	5,069
Net investment loss	(345)
Interest income	971
Other	121
Total revenues	81,075
Interest expense	252
Revenue, net of interest expense	$80,823
Total expenses and income tax provision	$107,203
Net loss	$(26,380)
Gain on sale of FBR Capital Markets shares, net	833
Net loss from discontinued operations	$(25,547)

There were no results of operations related to discontinued operations during the years ended December 31, 2011 and December 31, 2010 and there were no assets and liabilities related to discontinued operations as of December 31, 2011, 2010 and 2009.

Note 10. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

As of December 31, 2011 and 2010, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

Note 11. Supplemental Cash Flow Information—Non-cash Transactions:

None.

Note 12. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2011 and 2010. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Net Interest Income	Net Income (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2011
First Quarter	$12,063	$19,785	$2.58	$2.58
Second Quarter	12,670	91	0.01	0.01
Third Quarter	12,404	(11,643)	(1.50)	(1.50)
Fourth Quarter	12,900	6,940	0.90	0.89
Total Year	$50,037	$15,173	1.97	1.96

2010
First Quarter	$8,974	$4,626	$0.60	$0.59
Second Quarter	9,773	8,773	1.12	1.10
Third Quarter	9,826	5,156	0.66	0.65
Fourth Quarter	9,839	8,031	1.05	1.03
Total Year	$38,412	$26,586	3.44	3.38