Form 10-Q
period 2012-03-31
Arlington Asset Investment Corp.
filed 2012-04-20
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 20, 2012:

Title	Outstanding
Class A Common Stock	9,115,671 shares
Class B Common Stock	566,112 shares

ARLINGTON ASSET INVESTMENT CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

Index

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes—(unaudited)

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$25,388	$20,018
Receivables
Interest	2,535	2,366
Sold securities receivable	21,609	41,321
Other	15	11
Mortgage-backed securities, at fair value
Available-for-sale	175,655	179,566
Trading	774,843	636,872
Other investments	2,882	2,946
Derivative assets, at fair value	299	504
Deposits	69,337	71,079
Prepaid expenses and other assets	81	377
Total assets	$1,072,644	$955,060

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$668,618	$647,977
Interest payable	342	504
Accrued compensation and benefits	1,314	6,177
Dividend payable	8,322	6,785
Derivative liabilities, at fair value	63,592	63,024
Purchased securities payable	77,431	15,820
Accounts payable, accrued expenses and other liabilities	16,906	16,401
Long-term debt	15,000	15,000
Total liabilities	851,525	771,688

Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 8,852,421 and 7,099,336 shares issued and outstanding, respectively	88	71
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,112 shares issued and outstanding	6	6
Additional paid-in capital	1,548,903	1,508,713
Accumulated other comprehensive income, net of taxes	33,464	38,367
Accumulated deficit	(1,361,342)	(1,363,785)
Total equity	221,119	183,372
Total liabilities and equity	$1,072,644	$955,060

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income	$13,363	$12,495

Interest expense
Interest on short-term debt	692	317
Interest on long-term debt	125	115
Total interest expense	817	432
Net interest income	12,546	12,063
Other income, net
Investment gain, net	2,808	11,224
Other loss	(4)	(3)
Total other income, net	2,804	11,221
Operating income before other expenses	15,350	23,284
Other expenses
Compensation and benefits	1,960	2,436
Professional services	1,584	123
Business development	17	32
Occupancy and equipment	95	96
Communications	52	46
Other operating expenses	438	295
Total other expenses	4,146	3,028
Income before income taxes	11,204	20,256
Income tax provision	442	471
Net income	$10,762	$19,785

Basic earnings per share	$1.37	$2.58
Diluted earnings per share	$1.37	$2.58
Dividends declared per share	$0.875	$0.75
Weighted-average shares outstanding (in thousands)
Basic	7,865	7,661
Diluted	7,873	7,681

Other comprehensive income, net of taxes
Unrealized (losses) gains for the period on available-for-sale securities (net of taxes of $-0-)	$(4,903)	$2,606
Reclassification adjustment for gains included in net income on available for sale securities (net of taxes of $-0-)	—	(12,850)
Comprehensive income	$5,859	$9,541

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, December 31, 2010	7,106,330	$71	566,112	$6	$1,505,971	$63,495	$(1,352,799)	$216,744
Net income	—	—	—	—	—	—	15,173	15,173
Issuance of Class A common stock	29,147	—	—	—	545	—	—	545
Repurchase of Class A common stock	(8,910)	—	—	—	(229)	—	—	(229)
Forfeitures of Class A common stock	(27,231)	—	—	—	(770)	—	—	(770)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	601	—	—	601
Reclassification of restricted stock units issued as stock based awards	—	—	—	—	2,595	—	—	2,595
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(25,128)	—	(25,128)
Dividends declared	—	—	—	—	—	—	(26,159)	(26,159)
Balances, December 31, 2011	7,099,336	71	566,112	6	1,508,713	38,367	(1,363,785)	183,372
Net income	—	—	—	—	—	—	10,762	10,762
Issuance of Class A common stock	1,755,000	17	—	—	40,075	—	—	40,092
Forfeitures of Class A common stock	(1,915)	—	—	—	(45)	—	—	(45)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	160	—	—	160
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(4,903)	—	(4,903)
Dividends declared	—	—	—	—	—	—	(8,319)	(8,319)
Balances, March 31, 2012	8,852,421	$88	566,112	$6	$1,548,903	$33,464	$(1,361,342)	$221,119

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$10,762	$19,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net investment gain	(2,808)	(11,224)
Net (discount)/premium (accretion)/amortization on mortgage-backed securities	(2,633)	(4,061)
Depreciation and amortization	12	12
Other	161	391
Changes in operating assets
Interest receivable	(169)	(1,143)
Other receivables	(4)	(337)
Prepaid expenses and other assets	1,470	(8,937)
Changes in operating liabilities
Accounts payable and accrued expenses	302	(431)
Accrued compensation and benefits	(4,863)	(2,892)
Net cash provided by (used in) operating activities	2,230	(8,837)

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	—	(10,978)
Purchases of trading mortgage-backed securities	(170,224)	(495,974)
Proceeds from sales of available-for-sale mortgage-backed securities	—	62,030
Proceeds from sales of trading mortgage-backed securities	21,548	105,603
Receipt of principal payments on available-for-sale mortgage-backed securities	3,516	5,733
Receipt of principal payments on trading mortgage-backed securities	13,771	6,862
Changes in purchased securities payable	61,611	(2,555)
Changes in sold securities receivable	19,712	—
Proceeds from derivatives and deposits, net	926	4,120
Other	(1,740)	(71)
Net cash used in investing activities	(50,880)	(325,230)

Cash flows from financing activities:
Proceeds from repurchase agreements, net	20,641	347,828
Proceeds from stock issuance	40,164	—
Dividends paid	(6,785)	(4,655)
Repayments of short-term debt	—	(970)
Repurchase of common stock	—	(229)
Net cash provided by financing activities	54,020	341,974

Net increase in cash and cash equivalents	5,370	7,907
Cash and cash equivalents, beginning of period	20,018	12,412
Cash and cash equivalents, end of period	$25,388	$20,319

Supplemental cash flow information
Cash payments for interest	$979	$378
Cash payments for taxes	$—	$115

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

  Fair Value of Financial Instruments

The accounting principles related to fair value measurements define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (ASC 820), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

Index

Private-label MBS - The Company classifies private-label MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and other assumptions used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available. The significant inputs in the Company’s valuation process include default rate, loss severity, prepayment rate and discount rate. In general, significant increases (decreases) in default rate, loss severity or discount rate, in isolation, would result in a significantly lower (higher) fair value measurement.  However, significant increases (decreases) in prepayment rate may result in a significantly higher (lower) fair value measurement. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis.  For example, an increase in the default rate may not increase the loss severity rate if actual losses are lower than the average.  Also, changes in discount rates may be greatly influenced by market expectation at any given point based upon many variables not directly related to the MBS market.  Therefore, each significant input is closely analyzed to ascertain the reasonableness for the Company’s valuation purposes.

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

Other investments—The Company’s other investments consist of investments in equity securities, investment funds, interest-only MBS, and other MBS-related securities. Interest-only MBS and residual interest in a securitization of which the Company is not considered the primary beneficiary are classified within Level 3 of the fair value hierarchy.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$25,388	$25,388	$20,018	$20,018
Interest receivable	2,535	2,535	2,366	2,366
Sold securities receivable	21,609	21,609	41,321	41,321
Non-interest bearing receivables	15	15	11	11
MBS
Agency-backed MBS	774,959	774,959	637,011	637,011
Private-label MBS
Senior securities	8,647	8,647	9,311	9,311
Re-REMIC securities	166,892	166,892	170,116	170,116
Derivative assets	299	299	504	504
Other investments	2,882	2,882	2,946	2,946
Deposits	69,337	69,337	71,079	71,079

Financial liabilities
Repurchase agreements	668,618	668,618	647,977	647,977
Purchased securities payable	77,431	77,431	15,820	15,820
Interest payable	342	342	504	504
Long-term debt	15,000	15,000	15,000	15,000
Derivative liabilities	63,592	63,592	63,024	63,024

Index

  Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2012
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$774,843	$—	$774,843	$—
Available-for-sale
Agency-backed MBS	116	—	116	—
Private-label MBS
Senior securities	8,647	—	—	8,647
Re-REMIC securities	166,892	—	—	166,892
Total available-for-sale	175,655	—	116	175,539
Total MBS	950,498	—	774,959	175,539
Derivative assets, at fair value	299	—	299	—
Derivative liabilities, at fair value	(63,592)	(63,592)	—	—
Interest-only MBS, at fair value	1,011	—	—	1,011
Total	$888,216	$(63,592)	$775,258	$176,550

	December 31, 2011
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$636,872	$—	$636,872	$—
Available-for-sale
Agency-backed MBS	139	—	139	—
Private-label MBS
Senior securities	9,311	—	—	9,311
Re-REMIC securities	170,116	—	—	170,116
Total available-for-sale	179,566	—	139	179,427
Total MBS	816,438	—	637,011	179,427
Derivative assets, at fair value	504	—	504	—
Derivative liabilities, at fair value	(63,024)	(63,024)	—	—
Interest-only MBS, at fair value	1,060	—	—	1,060
Total	$754,978	$(63,024)	$637,515	$180,487

Index

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $176,550, or 16.46%, and $180,487, or 18.90%, of the Company’s total assets as of March 31, 2012 and December 31, 2011, respectively.

There were no significant transfers of securities in or out of Levels 1, 2 or 3 during the quarter ended March 31, 2012 or the year ended December 31, 2011.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

As of March 31, 2012, the fair value of the Company’s Level 3, available-for-sale, private-label MBS was $176,550. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

As of March 31, 2012, the Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had a weighted-average original loan-to-value of 71%, weighted-average original FICO score of 729, weighted-average three-month prepayment rate of 15% and weighted-average three-month loss severities of 50%. These underlying collateral loans had a weighted-average coupon rate of 5.28%. These securities are currently rated below investment grade. The significant inputs for the valuation model include the following weighted-averages:

	March 31, 2012		December 31, 2011
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.90%	8.67%	7.00%	8.75%
Default rate	10.45%	5.60%	10.30%	5.55%
Loss severity rate	60.00%	43.60%	60.00%	43.06%
Prepayment rate	17.45%	15.28%	17.30%	15.20%

The ranges of the significant inputs for the valuation model were as follows as of the dates indicated:

	March 31, 2012		December 31, 2011
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.90 – 6.90%	7.15 – 13.73%	7.00 – 7.00%	7.45 – 13.73%
Default rate	10.45 – 10.45%	2.05 – 13.10%	10.30 – 10.30%	2.10 – 13.00%
Loss severity rate	60.00 – 60.00%	27.79 – 57.50%	60.00 – 60.00%	28.18 – 57.50%
Prepayment rate	17.45 – 17.45%	9.60 – 21.05%	17.30 – 17.30%	9.60 – 21.00%

Index

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2012	$9,311	$170,116	$179,427
Total net gains (losses)
Included in earnings	—	—	—
Included in other comprehensive income	(607)	(4,276)	(4,883)
Purchases	—	—	—
Sales	—	—	—
Principal payoffs	(256)	(3,260)	(3,516)
Net accretion of discount	199	4,312	4,511
Ending balance, March 31, 2012	$8,647	$166,892	$175,539

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Three Months Ended March 31, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2011	$51,038	$201,697	$252,735
Total net gains (losses)
Included in earnings	3,472	7,209	10,681
Included in other comprehensive income	(5,226)	(4,144)	(9,370)
Purchases	330	10,648	10,978
Sales	(32,935)	(29,095)	(62,030)
Principal payoffs	(1,452)	(4,281)	(5,733)
Net accretion of discount	638	3,423	4,061
Ending balance, March 31, 2011	$15,865	$185,457	$201,322

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Gains and losses included in earnings for the three months ended March 31, 2012 and 2011 are reported in the following statement of comprehensive income line descriptions:

	Other Income, Investment Gain, net
	Three Months Ended March 31,
	2012	2011
Total gains included in earnings for the period	$—	$10,681

Change in unrealized gains relating to assets still held at reporting date	$—	$—

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of March 31, 2012, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds. For the three months ended March 31, 2011, the Company recorded a loss of $85 in the carrying value of these financial assets. For the three months ended March 31, 2012, there were no changes to the carrying value of these financial assets.

Index

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	March 31, 2012					December 31, 2011
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$519,120	$—	54.62%	7.2	AAA	$432,039	$—	52.92%	5.7	AAA
Freddie Mac	255,723	—	26.90%	7.7	AAA	204,833	—	25.09%	6.0	AAA
Available-for-sale:
Agency-backed
Fannie Mae	116	—	0.01%	5.0	AAA	139	—	0.01%	5.2	AAA
Private-label
Senior securities	8,647	(4,997)	0.91%	6.1	C	9,311	(5,196)	1.14%	5.0	CC+
Re-REMIC securities	166,892	(127,228)	17.56%	9.4	NR	170,116	(131,541)	20.84%	9.1	NR
	$950,498	$(132,225)	100.00%			$816,438	$(136,737)	100.00%
________________________
(1)
The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at March 31, 2012 and December 31, 2011. The weighted-average coupon of the MBS portfolio at March 31, 2012 and December 31, 2011 was 4.72% and 4.85%, respectively.

(2)	As of March 31, 2012 and December 31, 2011, the Company’s MBS investments with a fair value of $750,932 and $731,432, respectively, were pledged as collateral for repurchase agreements.
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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Beginning balance	$194,619	$316,029
Accretion of discount	(6,292)	(8,027)
Reclassifications, net	(5,460)	(12,097)
Acquisitions	—	15,106
Sales	—	(52,994)
Ending balance	$182,867	$258,017

Index

The Company purchased no available for sale, private-label MBS during the three months ended March 31, 2012.  For the available-for-sale, private-label MBS acquired during the three months ended March 31, 2011, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows:

Contractually required payments receivable	$31,958
Cash flows expected to be collected	28,639
Basis in acquired securities	13,533

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), the securities with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	March 31, 2012
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$107	$9	$—	$116
Private-label MBS
Senior securities	8,340	307	—	8,647
Re-REMIC securities	133,712	33,180	—	166,892
Total	$142,159	$33,496	$—	$175,655
________________________
(1)	The amortized cost of MBS includes unamortized net discounts of $132,225 at March 31, 2012.

	December 31, 2011
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$128	$11	$—	$139
Private-label MBS
Senior securities	8,397	914	—	9,311
Re-REMIC securities	132,661	37,455	—	170,116
Total	$141,186	$38,380	$—	$179,566
________________________
(1)	The amortized cost of MBS includes unamortized net discounts of $136,737 at December 31, 2011.

The Company recorded no other-than-temporary impairment charges on MBS during the three months ended March 31, 2012 and 2011.

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Agency- Backed MBS	Private-Label MBS	Agency- Backed MBS	Private-Label MBS
Proceeds from sales	$21,609	$—	$105,603	$62,029
Gross gains	—	—	320	10,681
Gross losses	120	—	128	—

Index

  Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	March 31, 2012	December 31, 2011
Interest-only MBS	$1,011	$1,060
Non-public equity securities	975	975
Investment funds	896	911
Total other investments	$2,882	$2,946

3.	Borrowings:

  Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. As of March 31, 2012, the amount at risk related to $203,576 of repurchase agreements with Credit Suisse Securities USA LLC was $46,460, or 21.01% of the Company’s equity, with a weighted-average maturity of 15 days. As of December 31, 2011, the amount at risk related to $177,402 and $219,737 of repurchase agreements with Credit Suisse Securities USA LLC and Barclays Capital Inc., respectively, was $46,848 and $19,995, respectively, or 25.55% and 10.90%  of the Company’s equity, respectively, with a weighted-average maturity of 16 and 12 days, respectively. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	March 31, 2012	December 31, 2011
Outstanding balance	$668,618	$647,977
Value of assets pledged as collateral
Agency-backed MBS	674,379	653,322
Private-label MBS	76,553	78,110
Weighted-average rate	0.45%	0.49%
Weighted-average term to maturity	13.0 days	13.1 days

	March 31, 2012	March 31, 2011
Weighted-average outstanding balance during the three months ended	$645,469	$321,850
Weighted-average rate during the three months ended	0.42%	0.39%

  Long-Term Debt

As of March 31, 2012 and December 31, 2011, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted-average interest rate on these long-term debentures was 3.32% and 3.15% as of March 31, 2012 and December 31, 2011, respectively. All of these borrowings mature between 2033 and 2035.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS.

During the three months ended March 31, 2012, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three months ended March 31, 2012 and 2011, the Company recorded net losses of $385 and $2,547, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

Index

	March 31, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures (1)	$12,307,000	$(63,510)	$12,157,000	$(62,556)
10-year U.S. Treasury note futures	—	—	39,700	(468)
Commitment to purchase MBS(2)	75,000	86	75,000	504
Commitment to sell MBS(3)	75,000	150	—	—
Stock sales option(4)	—	(19)	—	—
 ____________________
(1)
The $12,307,000 total notional amount of Eurodollar futures contracts as of March 31, 2012 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2012 and 2017 and have a lifetime weighted-average rate of 3.41% as compared to a lifetime weighted-average market rate of 1.35%. As of March 31, 2012, the Company maintained $69,337 as a deposit and margin against the open Eurodollar futures contracts.

(2)	The $75,000 total notional amount of commitment to purchase MBS as of March 31, 2012 represents forward commitments to purchase fixed-rate MBS securities with settlement dates in April 2012.
(3)	The $75,000 total notional amount of commitment to sell MBS as of March 31, 2012 represents forward commitments to sell fixed-rate MBS securities with settlement dates in April 2012.
(4)
Represents the over-allotment option granted to the underwriters in the Company’s March 2012 public offering of Class A common stock to purchase up to an additional 263,250 shares at a public offering price of $23.90 per share less the $0.875 per share dividend declared on March 16, 2012 pursuant to the Underwriting Agreement dated March 22, 2012.

5.	Income Taxes:

The total income tax provision for the three months ended March 31, 2012 and 2011 was $442 and $471, respectively. The Company generated pre-tax book income of $11,204 and $20,256 for the three months ended March 31, 2012 and 2011, respectively.

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 3.9% and 2.3%, respectively. The effective tax rate during these periods was lower than the highest marginal tax rates due to the realization of deferred tax assets that were previously recorded. The net deferred tax assets, which are offset by a full valuation allowance, include net operating losses (NOLs), which are available to offset the current and future taxable income. The Company recorded an expected tax liability for these periods due to the expected alternative minimum taxes. Limitations prevent the Company from using its NOLs to fully offset its taxable income for alternative minimum tax purposes. The Company expects to realize an additional portion of the tax benefits of NOLs in 2012, which are reflected in the Company’s projected effective tax rate for the year, along with a corresponding release of the valuation allowance previously recorded against these losses. The Company will continue to provide a valuation allowance against the other deferred tax assets to the extent the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing authorities in jurisdictions where the Company has significant business operations, such as Virginia. During the three months ended March 31, 2012, the Company received a notification from the IRS related to the commencement of an IRS examination of the Company’s tax years 2009 and 2010.

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

Index

	Three Months Ended March 31,
(Shares in thousands)	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	7,865	7,865	7,661	7,661
Stock options and unvested restricted stock	—	8	—	20
Weighted-average common and common equivalent shares outstanding	7,865	7,873	7,661	7,681
Net income applicable to common stock	$10,762	$10,762	$19,785	$19,785
Earnings per common share	$1.37	$1.37	$2.58	$2.58

The diluted earnings per share for the three months ended March 31, 2012 and 2011 did not include the antidilutive effect of 23,951 and 84,496 shares, respectively, of awarded restricted stock units, stock options and restricted stock.

7.	Commitments and Contingencies:

Litigation and Regulatory Actions

The Company received a “Wells Notice” from the staff of the SEC on January 26, 2012 indicating that the staff is considering recommending that the SEC bring a civil injunctive action or institute a public administrative proceeding alleging violations of the federal securities laws. On February 29, 2012, the Company provided a written submission setting forth reasons why a formal proceeding should not be authorized by the SEC.  The Company cannot predict whether or not any proceedings might be initiated, the amount of any claims that might be asserted or remedies that might be sought by the SEC, or the ultimate outcome of any proceedings that might be initiated.

8.	Equity:

Equity Offering

On March 26, 2012, the Company completed a public offering of 1,755,000 shares of Class A common stock, at a public offering price of $23.90 per share, for net proceeds of $40,164, after deducting underwriting discounts and commissions and expenses.  The Company also granted the underwriters a 30-day option to purchase up to 263,250 additional shares of Class A common stock to cover over-allotments, if any.  See Note 10 to these consolidated financial statements for information relating to the underwriters’ full exercise of the over-allotment option on April 18, 2012.

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.875	March 16	March 26	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

Index

  Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011. Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of March 31, 2012 and December 31, 2011, 532,434 and 530,519 shares, respectively, remained available for issuance under the 2011 Plan.

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended March 31,
	2012	2011
Shares granted	—	14,000
Weight-average share price	$—	$27.66
Compensation expense recognized during the period	$54	$368

	March 31, 2012	December 31, 2011
Restricted Class A shares outstanding, unvested	10,543	15,206
Unrecognized compensation cost related to unvested shares	$146	$200
Weighted-average vesting period remaining	1.71 years	2.02 years

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

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Shares repurchased	—	8,910
Total cost	$—	$229
Average price	$—	$25.70

As of March 31, 2012 and December 31, 2011, 247,275 shares of Class A common stock remained available for repurchases under the Repurchase Program.

9.	Recent Accounting Pronouncements:

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

Index

10.	Subsequent Events:

During the period from April 1, 2012 through April 17, 2012, the Company acquired $224,164 in agency-backed MBS with a face value of $210,769. These acquisitions were primarily funded by the net proceeds from the Company’s March 26, 2012 public offering and $193,392 in repo borrowings.

On April 18, 2012, the Company completed the issuance and sale of 263,250 additional shares of Class A common stock pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $23.90 per share less the $0.875 per share dividend declared on March 16, 2012 per the Underwriting Agreement dated March 22, 2012, for net proceeds of $5,851, net of the underwriter discount.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “our company” refer to Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Statements” immediately following Item 4 of Part I of this Quarterly Report on Form 10-Q.

Our Company

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

Factors that Affect our Results of Operations and Financial Condition

Our business is materially affected by a variety of industry and economic factors, including:

●	conditions in the global financial markets and economic conditions;
●	changes in interest rates and prepayment rates;
●	actions taken by the U.S. Federal Reserve and the U.S. Treasury;
●	changes in laws and regulations and industry practices;
●	actions taken by ratings agencies with respect to the U.S.’s credit rating; and
●	other market developments.

In recent years and months, the conditions in the U.S. and global financial markets have changed suddenly and negatively and may continue to change adversely in future periods. In response to the financial issues affecting the banking system and the financial markets, governments, regulators and central banks in the United States and worldwide have taken, and may continue to take, numerous steps to increase liquidity and to restore investor confidence.

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including but not limited to making it more difficult for us to analyze our investment portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been and will continue to evaluate the potential impact of recent government actions, including developments relating to foreclosure suspensions and affidavit errors and various state and federal government actions affecting the market price of MBS and related derivative securities.  While it is predictably difficult to foresee the short- and long-term impact of foreclosure issues given all the uncertainties, at this time, we do not anticipate that the current foreclosure issues will have a material negative effect on our overall position and results of operations.  For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Index

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

Current Market Conditions and Trends

The markets remain uneven and vulnerable to changes in investor sentiment. We believe the general business environment will continue to be challenging in the remainder of 2012 and future periods. Our growth outlook is dependent, in part, on the extent and severity of the financial market dislocation, the impact of fiscal and monetary policy actions by the United States and other countries and the overall market value of U.S. equities and liquidity.

Recent Government Activity

On January 4, 2012, the U.S. Federal Reserve released a report titled “The U.S. Housing Market: Current Conditions and Policy Considerations” to Congress providing a framework for thinking about certain issues and tradeoffs that policy makers might consider. It is unclear how future legislation may impact the housing finance market and the investing environment for agency-backed MBS as the method of reform is undecided and has not yet been defined by the regulators. For further discussion of government actions that have implications for our business, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Current Market Conditions and Trends—Recent Government Activity” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Executive Summary

We completed a public offering of 2,018,250 shares of Class A common stock, including the full exercise of the underwriters’ over-allotment option, raising net proceeds of $46.0 million, after deducting underwriting discounts, commissions and expenses. We deployed the capital raised from the initial closing of the public offering primarily in 30 year fixed-rate agency-backed MBS. As of April 17, 2012, our agency-backed MBS portfolio consisted of $884.7 million in face value and $957.5 million in fair value, a weighted average coupon of 4.4%, an expected asset yield of 3.40% assuming a 7% constant prepayment rate (“CPR”). The related repo balance was $865.2 million with a weighted average rate of 0.36%, and a weighted average notional hedge amount of approximately $748.2 million extending to March of 2017.

For the three months ended March 31, 2012, we had net income of $10.8 million, or $1.37 per share (diluted). As of March 31, 2012, our book value per share was $23.26.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the three months ended March 31, 2012. Our core operating income for the three months ended March 31, 2012 was $8.9 million. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for principal repayments in excess of proportionate invested capital, (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments and (4) other-than-temporary impairment charges recognized. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

Index

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three months ended March 31, 2012 (dollars in thousands):

Three Months Ended March 31, 2012
GAAP net income	$10,762
Adjustments
Adjusted expenses(1)	1,497
Stock compensation	161
Net unrealized mark-to-market gain on trading MBS and hedge instruments	(1,819)
Adjusted interest related to purchase discount accretion(2)	(1,688)
Non-GAAP core operating income	$8,913

________________________
(1)	Adjusted expenses reflect certain professional fees and income taxes that are not considered representative of routine or core operating-related activities of our company.
(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

As of March 31, 2012, our agency-backed MBS consisted of $717.2 million in face value with a cost basis of $744.5 million and was fair valued at $775.0 million. Our agency-backed MBS had a weighted-average coupon of 4.51% and a weighted-average cost of funding of 0.36% at March 31, 2012. During the three months ended March 31, 2012, we received proceeds of $21.6 million from the sale of $20.0 million in face value of our agency-backed MBS, realizing $0.1 million in losses for the quarter or realized gains of $0.5 million from the acquisition price.

We have entered into Eurodollar futures to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through March 31, 2017 and have a lifetime weighted-average rate of 3.41%, as compared to a lifetime weighted-average market rate of 1.35% as of March 31, 2012. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term.

As of March 31, 2012, our private-label MBS portfolio consisted of $274.3 million in face value with an amortized cost basis of $142.1 million and was fair valued at $175.5 million. The unaccreted purchase discount on our private-label MBS portfolio was $132.2 million as of March 31, 2012. During the quarter ended March 31, 2012, we recognized net interest income of $6.1 million, representing a 17.3% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio.

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represents interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 6% credit enhancement on a weighted-average basis, which provides protection to our invested capital in addition to our purchase discount.

Index

We generally purchased the private-label MBS in our portfolio at a discount to face value. We estimate, at least on a quarterly basis, the future expected cash flows based on our observation of current information and events and by applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of cash flows and credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact our estimates and interest income.

We recognize interest income on our private-label MBS based on each security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Significant increases in the amount or timing of undiscounted expected future cash flows are recognized prospectively as an adjustment to the accretable yield. As a result, we may recognize higher non-cash interest income over the security’s holding period and may not realize the level of interest income recognized using the higher accretion rates.  In addition, we may be subject to more frequent and higher non-cash other-than-temporary-impairment charges than actual losses realized on the security as a result.

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

For available-for-sale, agency-backed MBS securities, if it is determined that the impairment is other-than-temporary, then the amount that the fair value is below its amortized cost basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the other-than-temporary impairment and the credit portion is recorded through our statement of comprehensive income.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, we re-evaluate the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or last revised.  For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows discounted using current expected rate of return is recorded as other-than-temporary impairment charges through our statement of comprehensive income. The other-than-temporary impairment charges that related to other factors other than credit are recorded in other comprehensive income, net of applicable taxes.

Continued expectations of stabilization and improvement in the housing market, increased liquidity and available leverage have stabilized prices for our private-label MBS, particularly among re-REMIC mezzanine securities. Our re-REMIC securities are predominantly held in the subordinate tranches. We will continue to closely monitor the performance of these securities. We believe we have constructed a private-label MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS, including agency-backed MBS, and may re-allocate our portfolio at any time based on management’s view of the market. We will continue to seek to identify potential opportunities to strengthen our position and to maximize return to our shareholders.

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

Index

The following is a summary of our net income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net interest income	$12,546	$12,063
Other income, net	2,804	11,221
Other expenses	4,146	3,028
Income before income taxes	11,204	20,256
Income tax provision	442	471
Net income	$10,762	$19,785

For the three months ended March 31, 2012, our net income was $10.8 million compared to net income of $19.8 million for the three months ended March 31, 2011. Our net income includes net interest income of $12.5 million and other net income of $2.8 million for the three months ended March 31, 2012 compared to net interest income of $12.1 million and other net income of $11.2 million for the three months ended March 31, 2011. The decrease in other net income is due primarily to limited MBS sales activity during the three months ended March 31, 2012 as compared to $10.9 million in net gain recognized from the MBS sales activity during the three months ended March 31, 2011.  Our other expenses increased to $4.1 million during the three months ended March 31, 2012 compared to $3.0 million for the three months ended March 31, 2011, primarily as a result of increases in legal expenses offset by a decrease in variable compensation and related expenses.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of March 31, 2012 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$480,695	$519,120
Freddie Mac	236,419	255,723
Available-for-sale
Agency-backed MBS
Fannie Mae	107	116
Private-label MBS
Senior securities	13,338	8,647
Re-REMIC securities	260,941	166,892
Other mortgage related assets	116,733	1,011
Total	$1,108,233	$951,509

Operating Income

Our operating income consists primarily of net interest income, net investment gain and investment fund earnings.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings and long-term debt securities. Interest expense also includes costs of subordinated credit lines, bank deposits and other financing, when used.

Index

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

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

We reported net income of $10.8 million for the three months ended March 31, 2012 compared to net income of $19.8 million for the three months ended March 31, 2011 which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Interest income	$13,363	$12,495
Interest expense	817	432
Net interest income	12,546	12,063
Other income, net
Investment gain, net	2,808	11,224
Other loss	(4)	(3)
Total other income, net	2,804	11,221
Other expenses	4,146	3,028
Income before income taxes	11,204	20,256
Income tax provision	442	471
Net income	$10,762	$19,785

Net income decreased $9.0 million (45.5%) from $19.8 million for the three months ended March 31, 2011 to $10.8 million for the three months ended March 31, 2012 due to the following changes:

•
Net interest income increased $0.4 million (3.3%) from $12.1 million for the three months ended March 31, 2011 to $12.5 million for the three months ended March 31, 2012. The increase is the result of the increase in our investable capital on a leveraged basis to our MBS portfolio.

•
Investment gain, net, decreased $8.4 million from $11.2 million for the three months ended March 31, 2011 to $2.8 million for the three months ended March 31, 2012 due primarily to limited MBS sales activity during the three months ended March 31, 2012 as compared to $10.9 million in net gain recognized from the MBS sales activity during the three months ended March 31, 2011. See below for additional discussion on the results of our principal investing portfolio.

Index

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net interest income	$12,671	$12,178
Investment gain, net	2,808	11,224

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2012			2011
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$629,554	$7,037	4.47%	$320,193	$3,567	4.46%
Private-label MBS
Senior securities	8,385	355	16.93%	27,412	1,092	15.93%
Re-REMIC securities	133,087	5,937	17.85%	144,603	7,642	21.14%
Other investments	1,092	34	12.44%	4,222	171	16.47%
	$772,118	13,363	6.92%	$496,430	12,472	10.05%
Other(1)		—			23
		13,363			12,495
Repurchase agreements	$645,469	(692)	(0.42)%	$321,850	(317)	(0.39)%
Net interest income/spread		$12,671	6.50%		$12,178	9.66%
________________
(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio and related increase in net interest income by $0.5 million from the three months ended March 31, 2011 to the three months ended March 31, 2012 were primarily due to the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS on a leveraged basis. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we realized net investment gain of $2.8 million for the three months ended March 31, 2012 compared to $11.2 million for the three months ended March 31, 2011. The following table summarizes the components of net investment gain (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Realized gains on sale of available-for-sale investments, net	$—	$12,546
Gains on trading investments, net	3,067	1,310
Losses from derivative instruments, net	(385)	(2,547)
Other, net	126	(85)
Investment gain, net	$2,808	$11,224

The Company recorded no other-than-temporary impairment charges on MBS during the three months ended March 31, 2012 and 2011.

There were no sales of available-for-sale investments during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company received $62.0 million from the sale of $88.8 million in face value of MBS recognizing a net gain of $10.7 million and realized net gains from the sale of other investments of $1.8 million.

Index

The gains on trading investments, net, recognized for the three months ended March 31, 2012 were primarily the result of net mark-to-market gain adjustments of $3.2 million offset by losses of $0.1 million from sales of trading investments.  The gains on trading investments, net, recognized for the three months ended March 31, 2012, also reflects net realized gains of $0.5 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $2.6 million during the three months ended March 31, 2012. The gain on trading investments, net, recognized for the three months ended March 31, 2011 were primarily the result of net gains of $0.2 million from sales and net mark-to-market gain adjustments of $1.1 million. The gain on trading investments, net, recognized for the three months ended March 31, 2011, also reflects net realized losses of $1.0 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $2.3 million during the same time period.

Losses from derivative instruments recognized for the three months ended March 31, 2012 were the result of net realized gains of $0.3 million and net unrealized mark-to-market loss adjustments of $0.7 million. Losses from derivative instruments recognized for the three months ended March 31, 2012 also reflects net gains of $0.4 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $0.8 million during the three months ended March 31, 2012. Losses from derivative instruments recognized for the three months ended March 31, 2011 were primarily the result of net realized losses of $1.5 million and net unrealized mark-to-market loss adjustments of $1.0 million. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.  The mark-to-market loss adjustments reflect the impact of declining interest rates and/or widening mortgage spreads during 2011 and 2012.

Other, net reflects our gain from investments in proprietary investment partnerships and other managed investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $125.4 thousand for the three months ended March 31, 2012 from $115.0 thousand for the three months ended March 31, 2011.

Other expenses increased by $1.1 million (36.7%) from $3.0 million for the three months ended March 31, 2011 to $4.1 million for the three months ended March 31, 2012, primarily as a result of increases in legal expenses offset by a decrease in variable compensation and related expenses.

Total income tax provision decreased $0.1 million from a provision of $0.5 million for the three months ended March 31, 2011 to $0.4 million for the three months ended March 31, 2012. Our effective tax rate was 3.9% for the three months ended March 31, 2012 as compared to 2.3% for the same period in 2011. During the three months ended March 31, 2012, ordinary taxable income was subject to alternative minimum tax. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state net operating losses (NOLs) to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the three months ended March 31, 2012 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of March 31, 2012 remains a major contributor of the total tax expense.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS and proceeds from sales of MBS. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities or other securities registered pursuant to our effective shelf registration statement filed with the SEC. Pursuant to our shelf registration statement, on March 26, 2012, we completed a public offering of 1,755,000 shares of Class A common stock, at a public offering price of $23.90 per share, for net proceeds of $40.2 million, after deducting underwriting discounts and commissions and expenses.  In addition, on April 18, 2012, we completed the issuance and sale of 263,250 additional shares of Class A common stock pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $23.90 per share less the $0.875 per share dividend declared on March 16, 2012 pursuant to the Underwriting Agreement dated March 22, 2012, for net proceeds of $5.8 million, net of the underwriter discount.

Index

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

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock, debt securities or other securities registered pursuant to our shelf registration statement. Funding for agency-backed MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties, and we have observed increased availability for funding for private-label MBS through repurchase agreements. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of March 31, 2012.

Cash Flows

As of March 31, 2012, our cash and cash equivalents totaled $25.4 million, representing a net increase in the balance of $5.4 million from $20.0 million as of December 31, 2011. The cash provided by operating activities of $2.2 million was attributable primarily to net income. The cash used in investing activities of $50.9 million relates primarily to purchases of MBS, net of proceeds from the sales of MBS. The cash provided by financing activities of $54.0 million relates primarily to proceeds from the completed public offering of 1,755,000 shares of Class A common stock and from repurchase agreements used to finance a portion of the MBS portfolio.

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

As of March 31, 2012, our liabilities totaled $851.5 million. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debentures accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035 and are currently redeemable by us, in whole or in part, without penalty. As of March 31, 2012, we had $15.0 million of total long-term debt.  As of March 31, 2012, our debt-to-equity leverage ratio was 3.1 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of March 31, 2012, the weighted-average interest rate under these agreements was 0.45%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

Index

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	March 31, 2012	December 31, 2011
Outstanding balance	$668,618	$647,977
Weighted-average rate	0.45%	0.49%
Weighted-average term to maturity	13.0 days	13.1 days
Maximum amount outstanding at any month-end during the period	$668,618	$659,459

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits and long-term investments. As of March 31, 2012, liquid assets consisted primarily of cash and cash equivalents of $25.4 million and net investments in MBS of $281.9 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $1.0 billion at December 31, 2011 to $1.1 billion as of March 31, 2012. The increase in total assets reflects additional investments made in the agency-backed MBS portfolio during the three months ended March 31, 2012.

As of March 31, 2012, the total par and fair value of the MBS portfolio was $1.0 billion. As of March 31, 2012, the weighted-average coupon of the portfolio was 4.72%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and we have declared the following dividends to date in 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.875	March 16	March 26	April 30

The Board of Directors approved and we declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We monitor market and business risk, including credit, interest rate, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and assets are exposed.  See “Item 1—Business” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our risk management strategies.

We are exposed to the following market risks as a result of our investments in MBS and equity investments.

Credit Risk

Although we do not expect to encounter credit risk in our agency-backed MBS portfolio assuming Fannie Mae and Freddie Mac remain solvent, we are exposed to credit risk in our private-label MBS portfolio. With respect to our private-label MBS, credit support contained in these MBS deal structures provides a level of protection from losses, as do the discounted purchase prices in the event of the return of less than 100% of par. We also evaluate the impact of credit risk on our investments through a comprehensive investment review and selection process, which is predominantly focused on quantifying and pricing credit risk. We review our private-label MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments. Through modeling and scenario analysis, we seek to evaluate each investment’s credit risk. Credit risk is also monitored through our ongoing asset surveillance. Despite these measures to manage credit risk, unanticipated credit losses could nevertheless occur, which could adversely impact our operating results.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended March 31, 2012:

	Senior Securities	Re-REMIC Securities	Total Private- Label Securities
Yield (% of amortized cost)	16.9%	17.9%	17.8%
Average cost (% of face value)	61.7%	48.5%	49.1%
Weighted-average coupon	4.6%	5.3%	5.3%
Delinquencies greater than 60 plus days	39.7%	19.5%	20.5%
Credit enhancement	5.9%	6.3%	6.3%
Severity (three months average)	67.9%	49.6%	50.5%
Constant prepayment rate (three months average)	20.6%	14.9%	15.2%

Key credit and prepayment measures in our private-label MBS portfolio remained constant during the three months ended March 31, 2012. 60-day plus delinquencies in our private-label MBS portfolio remained constant at 20.5% at March 31, 2012 and at December 31, 2011, the trailing three month average loss severities on liquidated loans decreased to 50.5% at March 31, 2012 from 52.0% at December 31, 2011. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

Index

The table that follows shows the expected change in fair value for our current MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of March 31, 2012. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	March 31, 2012
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$950,498	$946,381	(0.43)%	$954,677	0.44%	$943,915	(0.69)%	$956,845	0.67%
Other	122,146	122,146	—	122,146	—	122,146	—	122,146	—
Total assets	$1,072,644	$1,068,527	(0.38)%	$1,076,823	0.39%	$1,066,061	(0.61)%	$1,078,991	0.59%

Liabilities	$851,525	$851,525	—	$851,525	—	$851,525	—	$851,525	—
Equity	221,119	217,002	(1.86)%	225,298	1.89%	214,536	(2.98)%	227,466	2.87%
Total liabilities and equity	$1,072,644	$1,068,527	(0.38)%	$1,076,823	0.39%	$1,066,061	(0.61)%	$1,078,991	0.59%

Book value per share	$23.26	$22.83	(1.86)%	$23.70	1.89%	$22.57	(2.98)%	$23.93	2.87%

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures and U.S. Treasury note futures. The counterparties to our derivative agreements at March 31, 2012 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 3.77 in a rising interest rate environment and 2.03 in a declining interest rate environment.

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

Index

	March 31, 2012
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$950,498	$914,641	(3.77)%	$969,833	2.03%
Derivative asset	299	299	—	299	—
Other	121,847	121,847	—	121,847	—
Total assets	$1,072,644	$1,036,787	(3.34)%	$1,091,979	1.80%
Liabilities
Repurchase agreements	$668,618	$668,618	—	$668,618	—
Derivative liability	63,592	32,807	(48.41)%	94,343	48.36%
Other	119,315	119,315	—	119,315	—
Total liabilities	851,525	820,740	(3.62)%	882,276	3.61%
Equity	221,119	216,047	(2.29)%	209,703	(5.16)%
Total liabilities and equity	$1,072,644	$1,036,787	(3.34)%	$1,091,979	1.80%

Book value per share	$23.26	$22.73	(2.29)%	$22.06	(5.16)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of March 31, 2012 (dollars in thousands, except per share amounts).

	March 31, 2012
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$1,871	$2,058	10.00%	$1,684	(10.00)%
Other	1,070,773	1,070,773	—	1,070,773	—
Total assets	$1,072,644	$1,072,831	0.02%	$1,072,457	(0.02)%

Liabilities	$851,525	$851,525	—	$851,525	—
Equity	221,119	221,306	0.08%	220,932	(0.08)%
Total liabilities and equity	$1,072,644	$1,072,831	0.02%	$1,072,457	(0.02)%

Book value per share	$23.26	$23.28	0.08%	$23.24	(0.08)%

Except to the extent that we sell our equity securities or other investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings; however, an increase or decrease in the value of equity method investments will directly affect our earnings.

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

Index

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer, Eric F. Billings, and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, upon identification of the control deficiency described in “Item 9A—Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, we updated our policies and procedures to ensure that accretion rates are increased in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Statement About Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

·
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

·
our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (NOLs), and net capital losses (NCLs), to offset future taxable income and gains;

·	our investment, hedging and financing strategies and the success of these strategies;

·	our use of proceeds from our recently-completed equity offering;

·	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;

·	the outcome of contingencies, including pending legal and regulatory proceedings;

·	our ability to quantify and manage risk;

·	our ability to realize any reflation of our assets;

·	our liquidity;

Index

·	our asset valuation policies;

·	our decisions with respect to, and ability to make, future dividends;

·	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (1940 Act); and

·	the effect of government regulation and of general economic conditions on our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession.  These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements.  You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

·	effects of regulatory proceedings, litigation and contractual claims against us, our officers and our directors;

·	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

·	current conditions and further adverse developments in the residential mortgage market and the overall economy;

·	potential risk attributable to our mortgage-related portfolios, including changes in fair value;

·	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;

·	the availability of certain short-term liquidity sources;

·
the federal conservatorship of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

·	mortgage loan prepayment activity, modification programs and future legislative action;

·	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

·	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury), for investments in agency-backed MBS;

·	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;

·	fluctuating quarterly operating results;

·	changes in laws and regulations and industry practices that may adversely affect our business; and

·	volatility of the securities markets and activity in the secondary securities markets.

These and other risks, uncertainties and factors, including those described elsewhere in this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

The disclosure below updates and supplements the information set forth under “Item 3—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

As previously disclosed, we received a “Wells Notice” from the staff of the SEC on January 26, 2012 indicating that the staff is considering recommending that the SEC bring a civil injunctive action or institute a public administrative proceeding alleging violations of the federal securities laws.  On February 29, 2012, we provided a written submission setting forth reasons why a formal proceeding should not be authorized by the SEC. We cannot predict whether or not any proceedings might be initiated, the amount of any claims that might be asserted or remedies that might be sought by the SEC, or the ultimate outcome of any proceedings that might be initiated.

Item 1A.	Risk Factors

As of March 31, 2012, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2012, we did not repurchase any shares of our Class A common stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).

10.1
Underwriting Agreement, dated as of March 22, 2012, between the Company and Ladenburg Thalmann and Co. Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 26, 2012).

12.01	Computation of Ratio of Earnings to Fixed Charges.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***
Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and tagged as blocks of text: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

	By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer)

Date: April 20, 2012

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

10.1
Underwriting Agreement, dated as of March 22, 2012, between the Company and Ladenburg Thalmann and Co. Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 26, 2012).

12.01	Computation of Ratio of Earnings to Fixed Charges.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***
Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and tagged as blocks of text: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.