Form 10-Q
period 2012-06-30
Arlington Asset Investment Corp.
filed 2012-08-03
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number: 001-34374

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2012:

Title	Outstanding
Class A Common Stock	9,115,203 shares
Class B Common Stock	566,112 shares

ARLINGTON ASSET INVESTMENT CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$21,137	$20,018
Receivables
Interest	3,360	2,366
Sold securities receivable	70,727	41,321
Other	106	11
Mortgage-backed securities, at fair value
Available-for-sale	173,042	179,566
Trading	1,017,822	636,872
Other investments	2,931	2,946
Derivative assets, at fair value	1,899	504
Deposits	88,074	71,079
Prepaid expenses and other assets	367	377
Total assets	$1,379,465	$955,060

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$963,051	$647,977
Interest payable	410	504
Accrued compensation and benefits	2,564	6,177
Dividend payable	8,566	6,785
Derivative liabilities, at fair value	81,028	63,024
Purchased securities payable	—	15,820
Securities sold but not yet purchased, at fair value	70,965	—
Accounts payable, accrued expenses and other liabilities	16,789	16,401
Long-term debt	15,000	15,000
Total liabilities	1,158,373	771,688

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 9,115,203 and 7,099,336 shares issued and outstanding, respectively	91	71
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 566,112 shares issued and outstanding	6	6
Additional paid-in capital	1,554,952	1,508,713
Accumulated other comprehensive income, net of taxes	33,807	38,367
Accumulated deficit	(1,367,764)	(1,363,785)
Total equity	221,092	183,372
Total liabilities and equity	$1,379,465	$955,060

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$16,031	$13,262	$29,394	$25,757

Interest expense
Interest on short-term debt	994	477	1,686	794
Interest on long-term debt	123	115	248	230
Total interest expense	1,117	592	1,934	1,024
Net interest income	14,914	12,670	27,460	24,733
Other (loss) income, net
Investment (loss) gain, net	(8,677)	(8,484)	(5,869)	2,740
Other loss	(4)	(4)	(8)	(7)
Total other (loss) income, net	(8,681)	(8,488)	(5,877)	2,733
Operating income before other expenses	6,233	4,182	21,583	27,466
Other expenses
Compensation and benefits	2,101	2,570	4,061	5,006
Professional services	891	561	2,475	684
Business development	55	47	72	79
Occupancy and equipment	150	92	245	188
Communications	53	50	105	96
Other operating expenses	460	425	898	720
Total other expenses	3,710	3,745	7,856	6,773
Income before income taxes	2,523	437	13,727	20,693
Income tax provision	379	346	821	817
Net income	$2,144	$91	$12,906	$19,876

Basic earnings per share	$0.22	$0.01	$1.47	$2.58
Diluted earnings per share	$0.22	$0.01	$1.47	$2.57
Dividends declared per share	$0.875	$0.875	$1.75	$1.625
Weighted-average shares outstanding
(in thousands)
Basic	9,726	7,723	8,795	7,692
Diluted	9,733	7,736	8,803	7,728

Other comprehensive income (loss), net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $-0-)	$343	$(1,597)	$(4,560)	$(136)
Reclassification adjustment for gains included in net income on available-for-sale securities (net of taxes of $-0-)	—	(2,089)	—	(13,794)
Comprehensive income (loss)	$2,487	$(3,595)	$8,346	$5,946

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, December 31, 2010	7,106,330	$71	566,112	$6	$1,505,971	$63,495	$(1,352,799)	$216,744
Net income	—	—	—	—	—	—	15,173	15,173
Issuance of Class A common stock	29,147	—	—	—	545	—	—	545
Repurchase of Class A common stock	(8,910)	—	—	—	(229)	—	—	(229)
Forfeitures of Class A common stock	(27,231)	—	—	—	(770)	—	—	(770)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	601	—	—	601
Reclassification of restricted stock units issued as stock based awards	—	—	—	—	2,595	—	—	2,595
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(25,128)	—	(25,128)
Dividends declared	—	—	—	—	—	—	(26,159)	(26,159)
Balances, December 31, 2011	7,099,336	71	566,112	6	1,508,713	38,367	(1,363,785)	183,372
Net income	—	—	—	—	—	—	12,906	12,906
Issuance of Class A common stock	2,018,250	20	—	—	45,995	—	—	46,015
Forfeitures of Class A common stock	(2,383)	—	—	—	(55)	—	—	(55)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	299	—	—	299
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(4,560)	—	(4,560)
Dividends declared	—	—	—	—	—	—	(16,885)	(16,885)
Balances, June 30, 2012	9,115,203	$91	566,112	$6	$1,554,952	$33,807	$(1,367,764)	$221,092

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,906	$19,876
Adjustments to reconcile net income to net cash provided by operating activities
Net investment loss (gain)	5,869	(2,740)
Net (discount)/premium (accretion)/amortization on mortgage-backed securities	(5,458)	(5,991)
Depreciation and amortization	24	24
Other	538	465
Changes in operating assets
Interest receivable	(994)	(1,409)
Other receivables	(95)	19
Prepaid expenses and other assets	692	664
Changes in operating liabilities
Accounts payable and accrued expenses	1	592
Accrued compensation and benefits	(3,613)	(1,467)
Net cash provided by operating activities	9,870	10,033

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(470)	(17,190)
Purchases of trading mortgage-backed securities	(508,374)	(663,542)
Proceeds from sales of available-for-sale mortgage-backed securities	—	73,294
Proceeds from sales of trading mortgage-backed securities	112,067	176,278
Receipt of principal payments on available-for-sale mortgage-backed securities	7,807	8,097
Receipt of principal payments on trading mortgage-backed securities	31,143	13,255
Payments for purchased securities payable	(15,820)	(2,555)
Proceeds from sold securities receivable	41,321	—
Payments for derivatives and deposits, net	(18,085)	(31,623)
Other	(4,325)	5,253
Net cash used in investing activities	(354,736)	(438,733)

Cash flows from financing activities:
Proceeds from repurchase agreements, net	315,074	449,023
Proceeds from stock issuance	46,015	—
Dividends paid	(15,104)	(10,459)
Repayments of short-term debt	—	(970)
Repurchase of common stock	—	(229)
Net cash provided by financing activities	345,985	437,365

Net increase in cash and cash equivalents	1,119	8,665
Cash and cash equivalents, beginning of period	20,018	12,412
Cash and cash equivalents, end of period	$21,137	$21,077

Supplemental cash flow information
Cash payments for interest	$2,028	$966
Cash payments for taxes	$274	$195

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Securities sold but not yet purchased, at fair value—The Company’s securities sold but not yet purchased, at fair value, represent obligations of the Company to deliver a specified MBS at a contracted price, which create a liability to purchase that MBS at prevailing prices in order to deliver the MBS in satisfaction of this obligation. The Company’s liability for the purchase of the MBS to be delivered is measured at the fair value of the MBS as of the date of the financial statements. However, these transactions expose the Company to price risk until settled, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased, at fair value, may exceed the amount reflected in the consolidated balance sheet. The Company classifies MBS sold but not yet purchased, at fair value, within Level 2 of the fair value hierarchy, as they are valued after considering quoted market prices provided by a broker or dealer, or alternative pricing sources, with reasonable levels of price transparency. The Company reviews broker or pricing service quotes to determine whether the quotes are relevant, for example, whether an active market exists to provide price transparency or whether the quote is an indicative price or a binding offer. The independent brokers and dealers providing market prices are those who make markets in these financial instruments.

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

Other—Cash and cash equivalents, interest receivable, sold securities receivable, deposits, other receivable, repurchase agreements, purchase securities payable, interest payable, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments.

Index

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$21,137	$21,137	$20,018	$20,018
Interest receivable	3,360	3,360	2,366	2,366
Sold securities receivable	70,727	70,727	41,321	41,321
Other receivables	106	106	11	11
MBS
Agency-backed MBS	1,017,916	1,017,916	637,011	637,011
Private-label MBS
Senior securities	8,498	8,498	9,311	9,311
Re-REMIC securities	164,450	164,450	170,116	170,116
Derivative assets	1,899	1,899	504	504
Other investments	2,931	2,931	2,946	2,946
Deposits	88,074	88,074	71,079	71,079

Financial liabilities
Repurchase agreements	963,051	963,051	647,977	647,977
Purchased securities payable	—	—	15,820	15,820
Securities sold but not yet purchased	70,965	70,965	—	—
Interest payable	410	410	504	504
Long-term debt	15,000	15,000	15,000	15,000
Derivative liabilities	81,028	81,028	63,024	63,024
Accounts payable, accrued expenses and other liabilities	16,789	16,789	16,401	16,401

  Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of June 30, 2012 and December 31, 2011. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2012
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,017,822	$—	$1,017,822	$—
Available-for-sale
Agency-backed MBS	94	—	94	—
Private-label MBS
Senior securities	8,498	—	—	8,498
Re-REMIC securities	164,450	—	—	164,450
Total available-for-sale	173,042	—	94	172,948
Total MBS	1,190,864	—	1,017,916	172,948
Derivative assets, at fair value	1,899	—	1,899	—
Derivative liabilities, at fair value	(81,028)	(80,512)	(516)	—
Securities sold but not yet purchased, at fair value	(70,965)	—	(70,965)	—
Interest-only MBS, at fair value	935	—	—	935
Total	$1,041,705	$(80,512)	$948,334	$173,883

Index

	December 31, 2011
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$636,872	$—	$636,872	$—
Available-for-sale
Agency-backed MBS	139	—	139	—
Private-label MBS
Senior securities	9,311	—	—	9,311
Re-REMIC securities	170,116	—	—	170,116
Total available-for-sale	179,566	—	139	179,427
Total MBS	816,438	—	637,011	179,427
Derivative assets, at fair value	504	—	504	—
Derivative liabilities, at fair value	(63,024)	(63,024)	—	—
Interest-only MBS, at fair value	1,060	—	—	1,060
Total	$754,978	$(63,024)	$637,515	$180,487

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $173,883, or 12.61%, and $180,487, or 18.90%, of the Company’s total assets as of June 30, 2012 and December 31, 2011, respectively.

There were no significant transfers of securities in or out of Levels 1, 2 or 3 during the three or six months ended June 30, 2012 or the year ended December 31, 2011.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

As of June 30, 2012, the fair value of the Company’s Level 3, available-for-sale, private-label MBS was $173,883. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

As of June 30, 2012, the Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had a weighted-average original loan-to-value of 71%, weighted-average original FICO score of 729, weighted-average three-month prepayment rate of 15% and weighted-average three-month loss severities of 49%. These underlying collateral loans had a weighted-average coupon rate of 5.20%. These securities are currently rated below investment grade. The significant unobservable inputs for the valuation model include the following weighted-averages:

	June 30, 2012		December 31, 2011
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.80%	8.50%	7.00%	8.75%
Default rate	9.30%	5.19%	10.30%	5.55%
Loss severity rate	57.50%	43.51%	60.00%	43.06%
Prepayment rate	16.30%	14.89%	17.30%	15.20%

Index

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	June 30, 2012		December 31, 2011
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.80%	7.15 – 13.73%	7.00%	7.45 – 13.73%
Default rate	9.30%	1.75 – 11.50%	10.30%	2.10 – 13.00%
Loss severity rate	57.50%	28.21 – 57.50%	60.00%	28.18 – 57.50%
Prepayment rate	16.30%	7.75 – 21.05%	17.30%	9.60 – 21.00%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2012	$8,647	$166,892	$175,539
Total net gains (losses)
Included in earnings	—	(4,531)	(4,531)
Included in other comprehensive income	(74)	503	429
Purchases	—	470	470
Sales	—	—	—
Payments, net	(428)	(4,930)	(5,358)
Accretion of discount	353	6,046	6,399
Ending balance, June 30, 2012	$8,498	$164,450	$172,948

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(4,531)	$(4,531)

	Three Months Ended June 30, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2011	$15,865	$185,457	$201,322
Total net gains (losses)
Included in earnings	53	1,419	1,472
Included in other comprehensive income	(856)	(2,837)	(3,693)
Purchases	—	6,212	6,212
Sales	(4,294)	(6,971)	(11,265)
Payments, net	(586)	(5,746)	(6,332)
Accretion of discount	391	6,246	6,637
Ending balance, June 30, 2011	$10,573	$183,780	$194,353

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Six Months Ended June 30, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2012	$9,311	$170,116	$179,427
Total net gains (losses)
Included in earnings	—	(4,531)	(4,531)
Included in other comprehensive income	(681)	(3,773)	(4,454)
Purchases	—	470	470
Sales	—	—	—
Payments, net	(839)	(9,816)	(10,655)
Accretion of discount	707	11,984	12,691
Ending balance, June 30, 2012	$8,498	$164,450	$172,948

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(4,531)	$(4,531)

Index

	Six Months Ended June 30, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2011	$51,038	$201,697	$252,735
Total net gains (losses)
Included in earnings	3,525	8,628	12,153
Included in other comprehensive income	(6,082)	(7,058)	(13,140)
Purchases	330	16,860	17,190
Sales	(37,229)	(36,066)	(73,295)
Payments, net	(2,620)	(13,334)	(15,954)
Accretion of discount	1,611	13,053	14,664
Ending balance, June 30, 2011	$10,573	$183,780	$194,353

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Gains and losses included in earnings for the three and six months ended June 30, 2012 and 2011 are reported in the following statement of comprehensive income line descriptions:

	Other (Loss) Income, Investment (Loss) Gain, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total gains included in earnings for the period	$(4,531)	$1,472	$(4,531)	$12,153

Change in unrealized gains relating to assets still held at reporting date	$(4,531)	$—	$(4,531)	$—

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of June 30, 2012, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds. For the six months ended June 30, 2011, the Company recorded a loss of $85 in the carrying value of these financial assets. For the three months ended June 30, 2011 and for the three and six months ended June 30, 2012, there were no changes to the carrying value of these financial assets.

Index

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	June 30, 2012					December 31, 2011
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$639,581	$—	53.71%	6.1	AAA	$432,039	$—	52.92%	5.7	AAA
Freddie Mac	378,241	—	31.76%	6.5	AAA	204,833	—	25.09%	6.0	AAA
Available-for-sale:
Agency-backed
Fannie Mae	94	—	0.01%	3.0	AAA	139	—	0.01%	5.2	AAA
Private-label
Senior securities	8,498	(4,778)	0.71%	6.3	CC+	9,311	(5,196)	1.14%	5.0	CC+
Re-REMIC securities	164,450	(127,244)	13.81%	9.5	NR	170,116	(131,541)	20.84%	9.1	NR
	$1,190,864	$(132,022)	100.00%			$816,438	$(136,737)	100.00%

(1)
The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at June 30, 2012 and December 31, 2011. The weighted-average coupon of the MBS portfolio at June 30, 2012 and December 31, 2011 was 4.52% and 4.85%, respectively.

(2)	As of June 30, 2012 and December 31, 2011, the Company’s MBS investments with a fair value of $1,065,807 and $731,432, respectively, were pledged as collateral for repurchase agreements.
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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$182,867	$258,017	$194,619	$316,029
Accretion of discount	(6,399)	(6,637)	(12,691)	(14,664)
Reclassifications, net	1,984	(11,250)	(3,476)	(23,347)
Acquisitions	1,749	9,057	1,749	24,163
Sales	—	(13,720)	—	(66,714)
Ending balance	$180,201	$235,467	$180,201	$235,467

Index

For the available-for-sale, private-label MBS acquired during the three and six months ended June 30, 2012 and 2011, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contractually required payments receivable	$2,219	$15,270	$2,219	$47,228
Cash flows expected to be collected	2,219	15,270	2,219	43,909
Basis in acquired securities	470	6,213	470	19,746

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), the securities with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	June 30, 2012
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$86	$8	$—	$94
Private-label MBS
Senior securities	8,265	233	—	8,498
Re-REMIC securities	130,767	33,683	—	164,450
Total	$139,118	$33,924	$—	$173,042

(1)	The amortized cost of MBS includes unamortized net discounts of $132,022 at June 30, 2012.

	December 31, 2011
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$128	$11	$—	$139
Private-label MBS
Senior securities	8,397	914	—	9,311
Re-REMIC securities	132,661	37,455	—	170,116
Total	$141,186	$38,380	$—	$179,566

(1)	The amortized cost of MBS includes unamortized net discounts of $136,737 at December 31, 2011.

The Company recorded other-than-temporary impairment charges of $4,531, as a component of investment (loss) gain, net on the consolidated statements of comprehensive income, for the three and six months ended June 30, 2012 related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $12,422 prior to recognizing the other-than-temporary impairment charges. The Company recorded no other-than-temporary impairment charges on MBS during the three and six months ended June 30, 2011.

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS
Proceeds from sales	$90,519	$—	$70,675	$11,264	$112,128	$—	$176,278	$73,294
Gross gains	376	—	985	1,472	341	—	828	12,153
Gross losses	228	—	116	—	251	—	389	—

Index

  Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	June 30, 2012	December 31, 2011
Interest-only MBS	$935	$1,060
Non-public equity securities	975	975
Investment funds	1,021	911
Total other investments	$2,931	$2,946

3.	Borrowings:

  Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. As of June 30, 2012, the amount at risk related to $295,924 of repurchase agreements with Credit Suisse Securities USA LLC was $53,332, or 24.12% of the Company’s equity, with a weighted-average maturity of 14 days. As of December 31, 2011, the amount at risk related to $177,402 and $219,737 of repurchase agreements with Credit Suisse Securities USA LLC and Barclays Capital Inc., respectively, was $46,848 and $19,995, respectively, or 25.55% and 10.90% of the Company’s equity, respectively, with a weighted-average maturity of 16 and 12 days, respectively. The amount at risk is defined as the excess of the higher of carrying amount or market value of the collateral provided under repurchase agreements, including any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	June 30, 2012	December 31, 2011
Outstanding balance	$963,051	$647,977
Value of assets pledged as collateral
Agency-backed MBS	988,674	653,322
Private-label MBS	77,133	78,110
Weighted-average rate	0.47%	0.49%
Weighted-average term to maturity	12.6 days	13.1 days

	June 30, 2012	June 30, 2011
Weighted-average outstanding balance during the three months ended	$892,659	$617,825
Weighted-average rate during the three months ended	0.44%	0.31%
Weighted-average outstanding balance during the six months ended	$769,064	$469,838
Weighted-average rate during the six months ended	0.43%	0.34%

  Long-Term Debt

As of June 30, 2012 and December 31, 2011, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted-average interest rate on these long-term debentures was 3.22% and 3.15% as of June 30, 2012 and December 31, 2011, respectively. All of these borrowings mature between 2033 and 2035.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS.

During the three and six months ended June 30, 2012, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three and six months ended June 30, 2012, the Company recorded net losses of $16,609 and $16,994, respectively, on these derivatives. For the three and six months ended June 30, 2011, the Company recorded net losses of $21,569 and $24,116, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

Index

	June 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures(1)	$15,744,000	$(80,512)	$12,157,000	$(62,556)
10-year U.S. Treasury note futures	—	—	39,700	(468)
Commitment to purchase MBS(2)	305,000	1,899	75,000	504
Commitment to sell MBS(3)	200,000	(516)	—	—

(1)
The $15,744,000 total notional amount of Eurodollar futures contracts as of June 30, 2012 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2012 and 2017 and have a lifetime weighted-average rate of 3.12% as compared to a lifetime weighted-average market rate of 1.07%. As of June 30, 2012, the Company maintained $88,074 as a deposit and margin against the open Eurodollar futures contracts.

(2)
The $305,000 total notional amount of commitment to purchase MBS as of June 30, 2012 represents forward commitments to purchase fixed-rate MBS securities with settlement dates in the three months ending September 30, 2012.

(3)
The $200,000 total notional amount of commitment to sell MBS as of June 30, 2012 represents forward commitments to sell fixed-rate MBS securities with settlement dates in the three months ending September 30, 2012.

5.	Income Taxes:

The total income tax provision for the three and six months ended June 30, 2012 was $379 and $821, respectively. The total income tax provision for the three and six months ended June 30, 2011 was $346 and $817, respectively. The Company generated a pre-tax book income of $2,523 and $13,727 for the three and six months ended June 30, 2012, respectively. The Company generated pre-tax book income of $437 and $20,693 for the three and six months ended June 30, 2011, respectively.

The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 6.0% and 3.9%, respectively. The effective tax rate during these periods was lower than the highest marginal tax rates due to the realization of deferred tax assets that were offset by a full valuation allowance. The net deferred tax assets, which are offset by a full valuation allowance, include net operating losses (NOLs), which are available to offset the current and future taxable income. The Company recorded an expected tax liability for these periods due to the expected alternative minimum taxes. Limitations prevent the Company from using its NOLs to fully offset its taxable income for alternative minimum tax purposes. The Company expects to realize additional tax benefits of NOLs in 2012, which are reflected in the Company’s projected effective tax rate for the year, along with a corresponding release of the valuation allowance previously recorded against these losses. The Company will continue to provide a valuation allowance against the other deferred tax assets to the extent the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing authorities in jurisdictions where the Company has significant business operations, such as Virginia. An IRS examination of the Company’s tax years 2009 and 2010 is currently on-going.

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

Index

	Three Months Ended June 30,
(Shares in thousands)	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	9,726	9,726	7,723	7,723
Stock options and unvested restricted stock	—	7	—	13
Weighted-average common and common equivalent shares outstanding	9,726	9,733	7,723	7,736
Net income applicable to common stock	$2,144	$2,144	$91	$91
Earnings per common share	$0.22	$0.22	$0.01	$0.01

	Six Months Ended June 30,
(Shares in thousands)	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	8,795	8,795	7,692	7,692
Stock options and unvested restricted stock	—	8	—	36
Weighted-average common and common equivalent shares outstanding	8,795	8,803	7,692	7,728
Net income applicable to common stock	$12,906	$12,906	$19,876	$19,876
Earnings per common share	$1.47	$1.47	$2.58	$2.57

The diluted earnings per share for the three and six months ended June 30, 2012 did not include the antidilutive effect of 55,217 and 39,547 shares, respectively, of awarded restricted stock units, stock options and restricted stock. The diluted earnings per share for the three and six months ended June 30, 2011 did not include the antidilutive effect of 17,758 and 33,808 shares, respectively, of awarded restricted stock units, stock options and restricted stock.

7.	Equity:

Equity Offering

On March 26, 2012, the Company completed a public offering of 1,755,000 shares of Class A common stock, at a public offering price of $23.90 per share, for net proceeds of $40,164, after deducting underwriting discounts and commissions and expenses. The Company also granted the underwriters a 30-day option to purchase up to 263,250 additional shares of Class A common stock to cover over-allotments, if any. On April 18, 2012, the Company completed the issuance and sale of 263,250 additional shares of Class A common stock pursuant to the full exercise of the underwriters’ 30-day over-allotment option, at a public offering price of $23.90 per share less the $0.875 per share dividend declared on March 16, 2012 per the Underwriting Agreement dated March 22, 2012, for net proceeds of $5,851, net of underwriting discounts and commissions and expenses.

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

Index

The Board of Directors approved and the Company declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

  Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011. Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of June 30, 2012 and December 31, 2011, 512,698 and 530,519 shares, respectively, remained available for issuance under the 2011 Plan.

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares granted	—	—	—	14,000
Weight-average share price	$—	$—	$—	$27.66
Compensation expense recognized during the period	$32	$74	$86	$442

	June 30, 2012	December 31, 2011
Restricted Class A shares outstanding, unvested	9,335	15,206
Unrecognized compensation cost related to unvested shares	$113	$200
Weighted-average vesting period remaining	1.65 years	2.02 years

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

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Shares repurchased	—	—	—	8,910
Total cost	$—	$—	$—	$229
Average price	$—	$—	$—	$25.70

As of June 30, 2012 and December 31, 2011, 247,275 shares of Class A common stock remained available for repurchases under the Repurchase Program.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Index

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

Current Market Conditions and Trends

Our MBS portfolio continued to perform well and as expected during the quarter ended June 30, 2012.  The overall value of our agency-backed MBS portfolio increased, primarily as a result of the low interest rate environment, and the value of our private-label MBS portfolio held steady, primarily from an expected improvement in credit performance in general.  However, uncertainty continues to dominate the market, due to the continued historically low interest rate environment and the European financial crisis. We believe the general business environment will continue to be challenging in the remainder of 2012 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, the overall market value of U.S. equities and liquidity in the financial system. Depending on the market development and movement, we may seek to re-align our strategy and our portfolio.  We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and seek the highest risk-adjusted returns for our capital.

Executive Summary

For the three months ended June 30, 2012, we had net income of $2.1 million, or $0.22 per share (diluted). As of June 30, 2012, our book value per share was $22.58.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the three and six months ended June 30, 2012. Our core operating income for the three and six months ended June 30, 2012 was $11.3 million and $20.2 million, respectively. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for principal repayments in excess of proportionate invested capital, (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments and (4) other-than-temporary impairment charges recognized. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three and six months ended June 30, 2012 (dollars in thousands):

	June 30, 2012
	Three Months Ended	Six Months Ended
GAAP net income	$2,144	$12,906
Adjustments
Adjusted expenses(1)	826	2,323
Stock compensation	140	301
Net unrealized mark-to-market loss on trading MBS and hedge instruments	5,578	3,759
Other-than-temporary impairment charges	4,531	4,531
Adjusted interest related to purchase discount accretion(2)	(1,895)	(3,582)
Non-GAAP core operating income	$11,324	$20,238

(1)	Adjusted expenses reflect certain professional fees and income taxes that are not considered representative of routine or core operating-related activities of our company.
(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

Index

As of June 30, 2012, our agency-backed MBS consisted of $934.3 million in face value with a cost basis of $976.9 million and was fair valued at $1.0 billion. Our agency-backed MBS had a weighted-average coupon of 4.32% and a weighted-average cost of funding of 0.41% at June 30, 2012. During the three months ended June 30, 2012, we received proceeds of $90.5 million from the sale of $82.8 million in face value of our agency-backed MBS, realizing $0.1 million in net gains, or realized net gains of $2.2 million from the acquisition price. During the six months ended June 30, 2012, we received proceeds of $112.1 million from the sale of $102.8 million in face value of our agency-backed MBS, realizing $0.1 million in gains, or realized gains of $2.7 million from the acquisition price.

We have entered into Eurodollar futures to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through June 30, 2017 and have a lifetime weighted-average rate of 3.12%, as compared to a lifetime weighted-average market rate of 1.07% as of June 30, 2012. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term.

As of June 30, 2012, our private-label MBS portfolio consisted of $271.1 million in face value with an amortized cost basis of $139.0 million and was fair valued at $172.9 million. The unamortized net discount on our private-label MBS portfolio was $132.0 million as of June 30, 2012. During the quarter ended June 30, 2012, we recognized net interest income of $6.2 million, representing a 17.4% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. We also recognized $4.5 million in other-than-temporary impairment charges during the quarter ended June 30, 2012 related to changes in expected credit performance of our available-for-sale, private-label MBS. The other-than-temporary impairment charge is a non-cash charge representing a reversal of the cumulative non-cash discount accretion previously recorded on certain of our private-label MBS. This charge does not affect non-GAAP core operating income or book value, but does reduce our net income and lowers the accounting basis used to record future discount accretion, which should more closely reflect future cash flows.

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

We generally purchased the private-label MBS in our portfolio at a discount to face value. We estimate, at least on a quarterly basis, the future expected cash flows based on our observation of current information and events and by applying a number of assumptions related to prepayment rates, interest rates, default rates, discount rates and the timing and amount of cash flows and credit losses. These assumptions, which are disclosed in note 2 to our financial statements, are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact our estimates and interest income.

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

Index

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

The following is a summary of our net income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net interest income	$14,914	$12,670	$27,460	$24,733
Other (loss) income, net	(8,681)	(8,488)	(5,877)	2,733
Other expenses	3,710	3,745	7,856	6,773
Income before income taxes	2,523	437	13,727	20,693
Income tax provision	379	346	821	817
Net income	$2,144	$91	$12,906	$19,876

For the three months ended June 30, 2012, our net income was $2.1 million compared to net income of $0.1 million for the three months ended June 30, 2011. Our net income includes net interest income of $14.9 million and other net loss of $8.7 million for the three months ended June 30, 2012 compared to net interest income of $12.7 million and other net loss of $8.5 million for the three months ended June 30, 2011. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. Our other net loss remained consistent during the three months ended June 30, 2012 and 2011 and is discussed below.  Our other expenses remained consistent at $3.7 million during the three months ended June 30, 2012 and 2011.

For the six months ended June 30, 2012, our net income was $12.9 million compared to net income of $19.9 million for the three months ended June 30, 2011. Our net income includes net interest income of $27.5 million and other net loss of $5.9 million for the six months ended June 30, 2012 compared to net interest income of $24.7 million and other net income of $2.7 million for the six months ended June 30, 2011. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The decrease in other net income is due primarily to limited MBS sales activity during the six months ended June 30, 2012 as compared to $12.6 million in net gain recognized from the MBS sales activity during the six months ended June 30, 2011. Our other expenses increased to $7.9 million during the six months ended June 30, 2012 compared to $6.8 million for the six months ended June 30, 2011, primarily as a result of increases in legal expenses offset by a decrease in variable compensation and related expenses.

Index

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of June 30, 2012 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$587,239	$639,581
Freddie Mac	346,985	378,241
Available-for-sale
Agency-backed MBS
Fannie Mae	87	94
Private-label MBS
Senior securities	13,043	8,498
Re-REMIC securities	258,011	164,450
Other mortgage related assets	109,844	935
Total	$1,315,209	$1,191,799

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

Index

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

We reported net income of $2.1 million for the three months ended June 30, 2012 compared to net income of $0.1 million for the three months ended June 30, 2011 which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2012	2011
Interest income	$16,031	$13,262
Interest expense	1,117	592
Net interest income	14,914	12,670
Other loss, net
Investment loss, net	(8,677)	(8,484)
Other loss	(4)	(4)
Total other loss, net	(8,681)	(8,488)
Other expenses	3,710	3,745
Income before income taxes	2,523	437
Income tax provision	379	346
Net income	$2,144	$91

Net income increased $2.0 million from $0.1 million for the three months ended June 30, 2011 to net income of $2.1 million for the three months ended June 30, 2012 due to the following changes:

●
Net interest income increased $2.2 million (17.3%) from $12.7 million for the three months ended June 30, 2011 to $14.9 million for the three months ended June 30, 2012. The increase is the result of the increase in our investable capital on a leveraged basis to our MBS portfolio.

●
Investment loss, net, increased $0.2 million (2.4%) from a loss of $8.5 million for the three months ended June 30, 2011 to a loss of $8.7 million for the three months ended June 30, 2012. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2012	2011
Net interest income	$15,037	$12,785
Investment loss, net	(8,677)	(8,484)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$915,318	$9,600	4.20%	$632,427	$7,083	4.48%
Private-label MBS
Senior securities	8,292	352	17.00%	10,158	354	13.93%
Re-REMIC securities	134,498	6,046	17.98%	136,785	5,648	16.52%
Other investments	1,064	32	12.02%	1,193	36	11.87%
	$1,059,172	16,030	6.05%	$780,563	13,121	6.72%
Other(1)		1			141
		16,031			13,262
Repurchase agreements	$892,659	(994)	(0.44)%	$617,825	(477)	(0.31)%
Net interest income/spread		$15,037	5.61%		$12,785	6.41%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

Index

The change in the composition of our MBS portfolio and related increase in net interest income by $2.3 million from the three months ended June 30, 2011 to the three months ended June 30, 2012 were primarily due to the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS on a leveraged basis and from the deployment of capital raised from our public offering during the three months ended March 31, 2012 primarily into our agency-backed MBS portfolio. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we realized net investment loss of $8.7 million for the three months ended June 30, 2012 compared to a net investment loss of $8.5 million for the three months ended June 30, 2011. The following table summarizes the components of net investment loss (dollars in thousands):

	Three Months Ended June 30,
	2012	2011
Realized gains on sale of available-for-sale investments, net	$—	$1,472
Available-for-sale and cost method securities – other-than-temporary impairment charges	(4,531)	—
Gains on trading investments, net	12,720	11,613
Losses from derivative instruments, net	(16,609)	(21,569)
Other, net	(257)	—
Investment loss, net	$(8,677)	$(8,484)

We recorded other-than-temporary impairment charges of $4.5 million for the three months ended June 30, 2012 related to changes in expected credit performance on available-for-sale, private-label MBS with a cost basis of $12.4 million. We recorded no other-than-temporary impairment charges on MBS during the three months ended June 30, 2011.

There were no sales of available-for-sale investments during the three months ended June 30, 2012. During the three months ended June 30, 2011, the Company received $11.3 million from the sales of $22.6 million in face value of MBS recognizing a net gain of $1.5 million.

The gains on trading investments, net, recognized for the three months ended June 30, 2012 were primarily the result of net mark-to-market gain adjustments of $12.6 million and net gains of $0.1 million from sales of trading investments.  The gains on trading investments, net, recognized for the three months ended June 30, 2012, also reflects net realized gains of $2.2 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $10.5 million during the three months ended June 30, 2012. The gain on trading investments, net, recognized for the three months ended June 30, 2011 were primarily the result of net mark-to-market gain adjustments of $10.7 million and net gains of $0.9 million from sales of trading investments. The gain on trading investments, net, recognized for the three months ended June 30, 2011, also reflects net realized gains of $0.7 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $10.9 million during the same time period.

Losses from derivative instruments recognized for the three months ended June 30, 2012 were the result of net realized gains of $0.5 million and net unrealized mark-to-market loss adjustments of $17.1 million. Losses from derivative instruments recognized for the three months ended June 30, 2012 also reflects net losses of $0.8 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $15.8 million during the three months ended June 30, 2012. Losses from derivative instruments recognized for the three months ended June 30, 2011 were primarily the result of net realized gains of $0.1 million offset by unrealized mark-to-market loss adjustments of $21.6 million. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.  The mark-to-market loss adjustments reflect the impact of declining interest rates and/or widening mortgage spreads during 2011 and 2012.

Other, net primarily reflects unrealized mark-to-market loss adjustments related to our securities sold but not yet purchased.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $123.1 thousand for the three months ended June 30, 2012 from $114.9 thousand for the three months ended June 30, 2011.

Other expenses remained consistent at $3.7 million for the three months ended June 30, 2011 and 2012.

Total income tax provision increased $0.1 million (33.3%) from a provision of $0.3 million for the three months ended June 30, 2011 to $0.4 million for the three months ended June 30, 2012. Our effective tax rate was 15.0% for the three months ended June 30, 2012 as compared to 79.2% for the same period in 2011. During the three months ended June 30, 2012, ordinary taxable income was subject to alternative minimum tax. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state net operating losses (NOLs) to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the three months ended June 30, 2012 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of June 30, 2012 remains a major contributor of the total tax expense.

Index

Six months ended June 30, 2012 compared to six months ended June 30, 2011

We reported net income of $12.9 million for the six months ended June 30, 2012 compared to net income of $19.9 million for the six months ended June 30, 2011 which included the following results for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Interest income	$29,394	$25,757
Interest expense	1,934	1,024
Net interest income	27,460	24,733
Other (loss) income, net
Investment (loss) gain, net	(5,869)	2,740
Other loss	(8)	(7)
Total other (loss) income, net	(5,877)	2,733
Other expenses	7,856	6,773
Income before income taxes	13,727	20,693
Income tax provision	821	817
Net income	$12,906	$19,876

Net income decreased $7.0 million (35.2%) from $19.9 million for the six months ended June 30, 2011 to $12.9 million for the six months ended June 30, 2012 due to the following changes:

●
Net interest income increased $2.8 million (11.3%) from $24.7 million for the six months ended June 30, 2011 to $27.5 million for the six months ended June 30, 2012. The increase is the result of the increase in our investable capital on a leveraged basis to our MBS portfolio.

●
Investment gain, net, decreased $8.6 million from net investment gain of $2.7 million for the six months ended June 30, 2011 to a net investment loss of $5.9 million for the six months ended June 30, 2012. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Net interest income	$27,708	$24,963
Investment (loss) gain, net	(5,869)	2,740

Index

The components of net interest income from our MBS-related portfolio is summarized in the following table (dollars in thousands):

	Six Months Ended June 30,
	2012			2011
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$772,436	$16,637	4.31%	$476,311	$10,651	4.47%
Private-label MBS
Senior securities	8,339	707	16.97%	18,786	1,445	15.39%
Re-REMIC securities	133,793	11,983	17.91%	140,695	13,290	18.89%
Other investments	1,078	66	12.24%	4,222	207	9.88%
	$915,646	29,393	6.42%	$640,014	25,593	8.00%
Other(1)		1			164
		29,394			25,757
Repurchase agreements	$769,064	(1,686)	(0.43)%	$469,838	(794)	(0.34)%
Net interest income/spread		$27,708	5.99%		$24,963	7.66%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio and related increase in net interest income by $2.7 million from the six months ended June 30, 2011 to the six months ended June 30, 2012 were primarily due to the repositioning of the MBS portfolio by reallocating capital from private-label MBS to agency-backed MBS on a leveraged basis and from the deployment of capital raised from our public offering during the three months ended March 31, 2012 primarily into our agency-backed MBS portfolio. Interest income from other investments represents interest on interest-only MBS securities.

 As discussed above, we realized a net investment loss of $5.9 million for the six months ended June 30, 2012 compared to a net investment gain of $2.7 million for the six months ended June 30, 2011. The following table summarizes the components of net investment (loss) gain (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Realized gains on sale of available-for-sale investments, net	$—	$14,018
Available-for-sale and cost method securities – other-than-temporary impairment charges	(4,531)	—
Gains on trading investments, net	15,787	12,923
Losses from derivative instruments, net	(16,994)	(24,116)
Other, net	(131)	(85)
Investment (loss) gain, net	$(5,869)	$2,740

We recorded other-than-temporary impairment charges of $4.5 million for the six months ended June 30, 2012 related to changes in expected credit performance on available-for-sale, private-label MBS with a cost basis of $12.4 million. We recorded no other-than-temporary impairment charges on MBS during the six months ended June 30, 2011.

There were no sales of available-for-sale investments during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company received $73.3 million from the sale of $111.5 million in face value of MBS recognizing a net gain of $12.2 million and realized net gains from the sale of other investments of $1.8 million.

The gains on trading investments, net, recognized for the six months ended June 30, 2012 were primarily the result of net mark-to-market gain adjustments of $15.7 million and net gains of $0.1 million from sales of trading investments.  The gains on trading investments, net, recognized for the six months ended June 30, 2012, also reflects net realized gains of $2.7 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $13.1 million during the six months ended June 30, 2012. The gain on trading investments, net, recognized for the six months ended June 30, 2011 were primarily the result of net gains of $0.4 million from sales and net mark-to-market gain adjustments of $12.5 million. The gain on trading investments, net, recognized for the six months ended June 30, 2011, also reflects net realized losses of $0.2 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $13.1 million during the same time period.

Index

Losses from derivative instruments recognized for the six months ended June 30, 2012 were the result of net realized gains of $0.9 million and net unrealized mark-to-market loss adjustments of $17.9 million. Losses from derivative instruments recognized for the six months ended June 30, 2012 also reflects net losses of $0.4 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $16.6 million during the six months ended June 30, 2012. Losses from derivative instruments recognized for the six months ended June 30, 2011 were primarily the result of net realized losses of $1.4 million and net unrealized mark-to-market loss adjustments of $22.7 million. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.  The mark-to-market loss adjustments reflect the impact of declining interest rates and/or widening mortgage spreads during 2011 and 2012.

Other, net primarily reflects unrealized mark-to-market loss adjustments related to our securities sold but not yet purchased and our losses from investments in proprietary investment partnerships and other managed investments.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $248.5 thousand for the six months ended June 30, 2012 from $229.3 thousand for the six months ended June 30, 2011.

Other expenses increased by $1.1 million (16.2%) from $6.8 million for the six months ended June 30, 2011 to $7.9 million for the six months ended June 30, 2012, primarily as a result of increases in legal expenses offset by a decrease in variable compensation and related expenses.

Total income tax provision remained consistent at a provision of $0.8 million for the six months ended June 30, 2011 and 2012. Our effective tax rate was 6.0% for the six months ended June 30, 2012 as compared to 3.9% for the same period in 2011. During the three months ended June 30, 2012, ordinary taxable income was subject to alternative minimum tax. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state NOLs to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the three months ended June 30, 2012 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of June 30, 2012 remains a major contributor of the total tax expense.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS and proceeds from sales of MBS. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities or other securities registered pursuant to our effective shelf registration statement filed with the SEC. Pursuant to our shelf registration statement, on March 26, 2012, we completed a public offering of 1,755,000 shares of Class A common stock, at a public offering price of $23.90 per share, for net proceeds of $40.2 million, after deducting underwriting discounts and commissions and expenses.  In addition, on April 18, 2012, we completed the issuance and sale of 263,250 additional shares of Class A common stock pursuant to the full exercise of the underwriters’ over-allotment option, at a public offering price of $23.90 per share less the $0.875 per share dividend declared on March 16, 2012 pursuant to the Underwriting Agreement dated March 22, 2012, for net proceeds of $5.9 million, net of underwriting discounts and commissions and expenses.

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

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock, debt securities or other securities registered pursuant to our shelf registration statement. Funding for agency-backed MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties, and we have observed increased availability for funding for private-label MBS through repurchase agreements. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of June 30, 2012.

Cash Flows

As of June 30, 2012, our cash and cash equivalents totaled $21.1 million, representing a net increase in the balance of $1.1 million from $20.0 million as of December 31, 2011. The cash provided by operating activities of $9.8 million was attributable primarily to net income. The cash used in investing activities of $354.7 million relates primarily to purchases of MBS, net of proceeds from the sales of MBS. The cash provided by financing activities of $346.0 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio and the completed public offering of Class A common stock.

Index

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

As of June 30, 2012, our liabilities totaled $1.2 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debentures accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035 and are currently redeemable by us, in whole or in part, without penalty. As of June 30, 2012, we had $15.0 million of total long-term debt.  As of June 30, 2012, our debt-to-equity leverage ratio was 4.4 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of June 30, 2012, the weighted-average interest rate under these agreements was 0.47%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	June 30, 2012	December 31, 2011
Outstanding balance	$963,051	$647,977
Weighted-average rate	0.47%	0.49%
Weighted-average term to maturity	12.6 days	13.1 days
Maximum amount outstanding at any month-end during the period	$963,051	$659,459

Index

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits and long-term investments. As of June 30, 2012, liquid assets consisted primarily of cash and cash equivalents of $21.1 million and net investments in MBS of $227.8 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $1.0 billion at December 31, 2011 to $1.4 billion as of June 30, 2012. The increase in total assets reflects additional investments made in the agency-backed MBS portfolio during the six months ended June 30, 2012.

As of June 30, 2012, the total par and fair value of the MBS portfolio was $1.2 billion. As of June 30, 2012, the weighted-average coupon of the portfolio was 4.52%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and we have declared the following dividends to date in 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

The Board of Directors approved and we declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended June 30, 2012:

	Senior Securities	Re-REMIC Securities	Total Private- Label Securities
Yield (% of amortized cost)	17.0%	18.0%	17.9%
Average cost (% of face value)	61.7%	48.6%	49.3%
Weighted-average coupon	3.8%	5.3%	5.2%
Delinquencies greater than 60 plus days	38.1%	18.5%	19.4%
Credit enhancement	4.3%	5.7%	5.6%
Severity (three months average)	54.1%	48.5%	48.8%
Constant prepayment rate (three months average)	14.8%	16.9%	16.8%

Key credit and prepayment measures in our private-label MBS portfolio reflected a slight improvement during the three months ended June 30, 2012. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 19.4% at June 30, 2012 from 20.5% at March 31, 2012 and trailing three month average loss severities on liquidated loans decreased to 48.8% at June 30, 2012 from 50.5% at March 31, 2012. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of June 30, 2012. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

Index

	June 30, 2012
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$1,190,864	$1,187,255	(0.30)%	$1,194,557	0.31%	$1,185,074	(0.49)%	$1,196,537	0.48%
Other	188,601	188,601	—	188,601	—	188,601	—	188,601	—
Total assets	$1,379,465	$1,375,856	(0.26)%	$1,383,158	0.27%	$1,373,675	(0.42)%	$1,385,138	0.41%

Liabilities	$1,158,373	$1,158,373	—	$1,158,373	—	$1,158,373	—	$1,158,373	—
Equity	221,092	217,483	(1.63)%	224,785	1.67%	215,302	(2.62)%	226,765	2.57%
Total liabilities and equity	$1,379,465	$1,375,856	(0.26)%	$1,383,158	0.27%	$1,373,675	(0.42)%	$1,385,138	0.41%

Book value per share	$22.58	$22.21	(1.63)%	$22.96	1.67%	$21.99	(2.62)%	$23.16	2.57%

In addition, discount rate, also referred to as loss adjusted return yield, is also related to exposure to credit risk. The credit risk embedded in the private-label MBS also impacts the loss adjusted return yield expected by an investor.  A 100 basis point increase in discount rate could decrease the fair value of our private-label MBS by $10.4 million to $162.5 million and a 100 basis point decrease in discount rate could increase the fair value by $11.6 million to $184.5 million, holding all other assumptions constant, as compared to $172.9 million reported as of June 30, 2012.

A change in fair value may also impact the outcome of the other-than-temporary impairment analysis, if the fair value is less than the carrying value of the private-label MBS. During the second quarter ended June 30, 2012, we recorded $4.5 million in other-than-temporary impairment charges.  As related to the discount rate sensitivity analysis discussed above, a 100 basis point decrease in discount rate would have resulted in $3.7 million in other-than-temporary impairment charges and a 100 basis point increase in discount rate would have resulted in $9.7 million in other-than-temporary impairment charges.  Whereas, if discount rates for all of the bonds in our private-label MBS portfolio were arbitrarily held constant from those at March 31, 2012, the other-than-temporary impairment charge could have been $7.7 million.

As discussed above, the other-than-temporary impairment charge is a non-cash charge representing primarily a reversal of the cumulative non-cash discount accretion previously recorded on certain of our private-label MBS. This charge does not affect non-GAAP core operating income or book value, but does reduce our net income and lowers the accounting basis used to record future discount accretion, which should more closely reflect future cash flows.

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures and U.S. Treasury note futures. The counterparties to our derivative agreements at June 30, 2012 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Index

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 3.58 in a rising interest rate environment and 1.47 in a declining interest rate environment.

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

	June 30, 2012
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$1,190,864	$1,148,243	(3.58)%	$1,208,408	1.47%
Derivative asset	1,899	(7,114)	(474.62)%	3,560	87.47%
Other	186,702	186,702	—	186,702	—
Total assets	$1,379,465	$1,327,831	(3.74)%	$1,398,670	1.39%
Liabilities
Repurchase agreements	$963,051	$963,051	—	$963,051	—
Derivative liability	81,028	36,590	(54.84)%	121,046	49.39%
Securities sold but not yet purchased	70,965	69,223	(2.45)%	70,707	(0.36)%
Other	43,329	43,329	—	43,329	—
Total liabilities	1,158,373	1,112,193	(3.99)%	1,198,133	3.43%
Equity	221,092	215,638	(2.47)%	200,537	(9.30)%
Total liabilities and equity	$1,379,465	$1,327,831	(3.74)%	$1,398,670	1.39%

Book value per share	$22.58	$22.03	(2.47)%	$20.48	(9.30)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of June 30, 2012 (dollars in thousands, except per share amounts).

	June 30, 2012
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$1,996	$2,196	10.00%	$1,796	(10.00)%
Other	1,377,469	1,377,469	—	1,377,469	—
Total assets	$1,379,465	$1,379,665	0.01%	$1,379,265	(0.01)%

Liabilities	$1,158,373	$1,158,373	—	$1,158,373	—
Equity	221,092	221,292	0.09%	220,892	(0.09)%
Total liabilities and equity	$1,379,465	$1,379,665	0.01%	$1,379,265	(0.01)%

Book value per share	$22.58	$22.60	0.09%	$22.56	(0.09)%

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●
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

●
our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (NOLs), and net capital losses (NCLs), to offset future taxable income and gains;

●	our investment, hedging and financing strategies and the success of these strategies;
●	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
●	the outcome of contingencies, including pending legal and regulatory proceedings;
●	our ability to quantify and manage risk;
●	our ability to realize any reflation of our assets;
●	our liquidity;
●	our asset valuation policies;
●	our decisions with respect to, and ability to make, future dividends;
●	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (1940 Act); and
●	the effect of government regulation and of general economic conditions on our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession.  These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control.  If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements.  You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

●	effects of regulatory proceedings, litigation and contractual claims against us, our officers and our directors;
●	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;
●	current conditions and further adverse developments in the residential mortgage market and the overall economy;
●	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
●	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;

Index

●	the availability of certain short-term liquidity sources;
●
the federal conservatorship of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

●	mortgage loan prepayment activity, modification programs and future legislative action;
●	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;
●	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury), for investments in agency-backed MBS;
●	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
●	fluctuating quarterly operating results;
●	changes in laws and regulations and industry practices that may adversely affect our business; and
●	volatility of the securities markets and activity in the secondary securities markets.

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

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Nothing to report under this item.

Item 1A.	Risk Factors

As of June 30, 2012, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2012, we did not repurchase any shares of our Class A common stock.

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
***
Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2012 and the Year Ended December 31, 2011; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

	By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer)

Date: August 3, 2012

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
***
Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2012 and the Year Ended December 31, 2011; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.