Form 10-Q
period 2012-09-30
Arlington Asset Investment Corp.
filed 2012-11-02
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2012:

Title	Outstanding
Class A Common Stock	12,600,454 shares
Class B Common Stock	556,361 shares

ARLINGTON ASSET INVESTMENT CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$85,738	$20,018
Receivables
Interest	2,977	2,366
Sold securities receivable	12,212	41,321
Other	501	11
Mortgage-backed securities, at fair value
Available-for-sale	196,049	179,566
Trading	1,198,697	636,872
Other investments	2,792	2,946
Derivative assets, at fair value	673	504
Deposits	95,900	71,079
Prepaid expenses and other assets	247	377
Total assets	$1,595,786	$955,060

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$867,056	$647,977
Interest payable	402	504
Accrued compensation and benefits	4,953	6,177
Dividend payable	11,611	6,785
Derivative liabilities, at fair value	89,027	63,024
Purchased securities payable	291,495	15,820
Accounts payable, accrued expenses and other liabilities	17,124	16,401
Long-term debt	15,000	15,000
Total liabilities	1,296,668	771,688

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 12,600,454 and 7,099,336 shares issued and outstanding, respectively	126	71
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 556,361 and 566,112 shares issued and outstanding, respectively	6	6
Additional paid-in capital	1,638,430	1,508,713
Accumulated other comprehensive income, net of taxes	36,804	38,367
Accumulated deficit	(1,376,248)	(1,363,785)
Total equity	299,118	183,372
Total liabilities and equity	$1,595,786	$955,060

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$15,519	$13,061	$44,913	$38,818

Interest expense
Interest on short-term debt	1,125	542	2,811	1,336
Interest on long-term debt	123	115	371	345
Total interest expense	1,248	657	3,182	1,681
Net interest income	14,271	12,404	41,731	37,137
Other loss, net
Investment loss, net	(5,663)	(20,195)	(11,532)	(17,455)
Other loss	(3)	(4)	(11)	(11)
Total other loss, net	(5,666)	(20,199)	(11,543)	(17,466)
Operating income (loss) before other expenses	8,605	(7,795)	30,188	19,671
Other expenses
Compensation and benefits	3,519	2,537	7,580	7,543
Professional services	862	441	3,337	1,125
Business development	39	19	111	98
Occupancy and equipment	110	93	355	281
Communications	49	51	154	147
Other operating expenses	453	448	1,351	1,168
Total other expenses	5,032	3,589	12,888	10,362
Income (loss) before income taxes	3,573	(11,384)	17,300	9,309
Income tax provision	450	259	1,271	1,076
Net income (loss)	$3,123	$(11,643)	$16,029	$8,233

Basic earnings (loss) per share	$0.31	$(1.50)	$1.74	$1.07
Diluted earnings (loss) per share	$0.31	$(1.50)	$1.74	$1.06
Dividends declared per share	$0.875	$0.875	$2.625	$2.50
Weighted-average shares outstanding
(in thousands)
Basic	9,977	7,748	9,192	7,711
Diluted	10,041	7,748	9,219	7,737

Other comprehensive income (loss), net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $-0-)	$2,997	$(5,234)	$(1,563)	$(5,231)
Reclassification adjustment for gains included in net income on available-for-sale securities (net of taxes of $-0-)	—	(1,079)	—	(15,012)
Comprehensive income (loss)	$6,120	$(17,956)	$14,466	$(12,010)

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, December 31, 2010	7,106,330	$71	566,112	$6	$1,505,971	$63,495	$(1,352,799)	$216,744
Net income	—	—	—	—	—	—	15,173	15,173
Issuance of Class A common stock	29,147	—	—	—	545	—	—	545
Repurchase of Class A common stock	(8,910)	—	—	—	(229)	—	—	(229)
Forfeitures of Class A common stock	(27,231)	—	—	—	(770)	—	—	(770)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	601	—	—	601
Reclassification of restricted stock units issued as stock based awards	—	—	—	—	2,595	—	—	2,595
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(25,128)	—	(25,128)
Dividends declared	—	—	—	—	—	—	(26,159)	(26,159)
Balances, December 31, 2011	7,099,336	71	566,112	6	1,508,713	38,367	(1,363,785)	183,372
Net income	—	—	—	—	—	—	16,029	16,029
Conversion of Class B shares to Class A shares	9,751	—	(9,751)	—	—	—	—	—
Issuance of Class A common stock	5,493,750	55	—	—	129,194	—	—	129,249
Forfeitures of Class A common stock	(2,383)	—	—	—	(55)	—	—	(55)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	578	—	—	578
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(1,563)	—	(1,563)
Dividends declared	—	—	—	—	—	—	(28,492)	(28,492)
Balances, September 30, 2012	12,600,454	$126	556,361	$6	$1,638,430	$36,804	$(1,376,248)	$299,118

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$16,029	$8,233
Adjustments to reconcile net income to net cash provided by operating activities
Net investment loss	11,532	17,455
Net (discount)/premium (accretion)/amortization on mortgage-backed securities	(7,912)	(7,976)
Depreciation and amortization	35	36
Other	579	533
Changes in operating assets
Interest receivable	(611)	(1,304)
Other receivables	(491)	(182)
Prepaid expenses and other assets	(160)	926
Changes in operating liabilities
Accounts payable and accrued expenses	451	519
Accrued compensation and benefits	(1,224)	85
Net cash provided by operating activities	18,228	18,325

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(22,681)	(17,190)
Purchases of trading mortgage-backed securities	(602,264)	(663,542)
Proceeds from sales of available-for-sale mortgage-backed securities	985	79,211
Proceeds from sales of trading mortgage-backed securities	288,950	176,278
Receipt of principal payments on available-for-sale mortgage-backed securities	12,155	11,175
Receipt of principal payments on trading mortgage-backed securities	52,702	24,760
Payments for purchased securities payable	(15,820)	(2,555)
Proceeds from sold securities receivable	41,321	—
Payments for derivatives and deposits, net	(26,926)	(69,851)
Other	(5,706)	3,949
Net cash used in investing activities	(277,284)	(457,765)

Cash flows from financing activities:
Proceeds from repurchase agreements, net	219,079	465,766
Proceeds from stock issuance	129,367	—
Dividends paid	(23,670)	(17,244)
Repayments of short-term debt	—	(970)
Repurchase of common stock	—	(229)
Net cash provided by financing activities	324,776	447,323

Net increase in cash and cash equivalents	65,720	7,883
Cash and cash equivalents, beginning of period	20,018	12,412
Cash and cash equivalents, end of period	$85,738	$20,295

Supplemental cash flow information
Cash payments for interest	$3,284	$1,585
Cash payments for taxes	$545	$538

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Other—Cash and cash equivalents, interest receivable, deposits, other receivable, interest payable, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments and classified within Level 1 of the fair value hierarchy.

 —Sold securities receivable, repurchase agreements and purchase securities payable are reflected in the consolidated balance sheets at the cost basis, which approximates fair value because of the short term nature of these instruments and classified within Level 2 of the fair value hierarchy.

 —Long-term debt represents a remaining balance of trust preferred debt issued by the Company which approximates fair value due to the nature of the debenture and is classified within Level 3 of the fair value hierarchy.

Index

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$85,738	$85,738	$20,018	$20,018
Interest receivable	2,977	2,977	2,366	2,366
Sold securities receivable	12,212	12,212	41,321	41,321
Other receivables	501	501	11	11
MBS
Agency-backed MBS	1,198,789	1,198,789	637,011	637,011
Private-label MBS
Senior securities	8,017	8,017	9,311	9,311
Re-REMIC securities	187,940	187,940	170,116	170,116
Derivative assets	673	673	504	504
Other investments	2,792	2,792	2,946	2,946
Deposits	95,900	95,900	71,079	71,079

Financial liabilities
Repurchase agreements	867,056	867,056	647,977	647,977
Purchased securities payable	291,495	291,495	15,820	15,820
Interest payable	402	402	504	504
Long-term debt	15,000	15,000	15,000	15,000
Derivative liabilities	89,027	89,027	63,024	63,024
Accounts payable, accrued expenses and other liabilities	17,124	17,124	16,401	16,401

  Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of September 30, 2012 and December 31, 2011. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2012
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,198,697	$—	$1,198,697	$—
Available-for-sale
Agency-backed MBS	92	—	92	—
Private-label MBS
Senior securities	8,017	—	—	8,017
Re-REMIC securities	187,940	—	—	187,940
Total available-for-sale	196,049	—	92	195,957
Total MBS	1,394,746	—	1,198,789	195,957
Derivative assets, at fair value	673	—	673	—
Derivative liabilities, at fair value	(89,027)	(88,855)	(172)	—
Interest-only MBS, at fair value	859	—	—	859
Total	$1,307,251	$(88,855)	$1,199,290	$196,816

Index

	December 31, 2011
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$636,872	$—	$636,872	$—
Available-for-sale
Agency-backed MBS	139	—	139	—
Private-label MBS
Senior securities	9,311	—	—	9,311
Re-REMIC securities	170,116	—	—	170,116
Total available-for-sale	179,566	—	139	179,427
Total MBS	816,438	—	637,011	179,427
Derivative assets, at fair value	504	—	504	—
Derivative liabilities, at fair value	(63,024)	(63,024)	—	—
Interest-only MBS, at fair value	1,060	—	—	1,060
Total	$754,978	$(63,024)	$637,515	$180,487

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $196,816, or 12.33%, and $180,487, or 18.90%, of the Company’s total assets as of September 30, 2012 and December 31, 2011, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the three or nine months ended September 30, 2012 or the year ended December 31, 2011.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

As of September 30, 2012, the fair value of the Company’s Level 3, available-for-sale, private-label MBS was $196,816. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

As of September 30, 2012, the Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had a weighted-average original loan-to-value of 71%, weighted-average original FICO score of 729, weighted-average three-month prepayment rate of 20% and weighted-average three-month loss severities of 43%. These underlying collateral loans had a weighted-average coupon rate of 4.85%. These securities are currently rated below investment grade. The significant unobservable inputs for the valuation model include the following weighted-averages:

	September 30, 2012		December 31, 2011
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.80%	8.59%	7.00%	8.75%
Default rate	9.30%	5.16%	10.30%	5.55%
Loss severity rate	57.50%	44.66%	60.00%	43.06%
Prepayment rate	16.30%	14.62%	17.30%	15.20%

Index

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	September 30, 2012		December 31, 2011
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.80%	7.15 – 13.73%	7.00%	7.45 – 13.73%
Default rate	9.30%	1.75 – 11.00%	10.30%	2.10 – 13.00%
Loss severity rate	57.50%	28.21 – 57.50%	60.00%	28.18 – 57.50%
Prepayment rate	16.30%	7.75 – 21.05%	17.30%	9.60 – 21.00%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2012	$8,498	$164,450	$172,948
Total net gains (losses)
Included in earnings	(1,914)	(4,937)	(6,851)
Included in other comprehensive income	1,423	1,628	3,051
Purchases	—	26,686	26,686
Sales	—	(985)	(985)
Payments, net	(342)	(4,476)	(4,818)
Accretion of discount	352	5,574	5,926
Ending balance, September 30, 2012	$8,017	$187,940	$195,957

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(1,914)	$(4,986)	$(6,900)

	Three Months Ended September 30, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2011	$10,573	$183,780	$194,353
Total net gains (losses)
Included in earnings	—	987	987
Included in other comprehensive income	(421)	(5,895)	(6,316)
Purchases	—	—	—
Sales	—	(5,917)	(5,917)
Payments, net	(333)	(2,745)	(3,078)
Accretion of discount	134	3,203	3,337
Ending balance, September 30, 2011	$9,953	$173,413	$183,366

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Index

	Nine Months Ended September 30, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2012	$9,311	$170,116	$179,427
Total net gains (losses)
Included in earnings	(1,914)	(9,468)	(11,382)
Included in other comprehensive income	742	(2,145)	(1,403)
Purchases	—	27,156	27,156
Sales	—	(985)	(985)
Payments, net	(1,181)	(14,291)	(15,472)
Accretion of discount	1,059	17,557	18,616
Ending balance, September 30, 2012	$8,017	$187,940	$195,957

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(1,914)	$(9,517)	$(11,431)

	Nine Months Ended September 30, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2011	$51,038	$201,697	$252,735
Total net gains (losses)
Included in earnings	3,525	9,615	13,140
Included in other comprehensive income	(6,503)	(12,953)	(19,456)
Purchases	330	16,860	17,190
Sales	(37,229)	(41,983)	(79,212)
Payments, net	(2,128)	(9,047)	(11,175)
Accretion of discount	920	9,224	10,144
Ending balance, September 30, 2011	$9,953	$173,413	$183,366

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Gains and losses included in earnings for the three and nine months ended September 30, 2012 and 2011 are reported in the following statement of comprehensive income line descriptions:

	Other Loss, Investment Loss, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total gains included in earnings for the period	$(6,851)	$987	$(11,382)	$13,140

Change in unrealized gains relating to assets still held at reporting date	$(6,900)	$—	$(11,431)	$—

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of September 30, 2012, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds. For the three and nine months ended September 30, 2012, the Company recorded a loss of $64 in the carrying value of these financial assets. For the nine months ended September 30, 2011, the Company recorded a loss of $85 in the carrying value of these financial assets. For the three months ended September 30, 2011, there were no changes to the carrying value of these financial assets.

Index

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	September 30, 2012					December 31, 2011
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$856,290	$—	61.40%	7.8	AAA	$432,039	$—	52.92%	5.7	AAA
Freddie Mac	342,407	—	24.55%	8.0	AAA	204,833	—	25.09%	6.0	AAA
Available-for-sale:
Agency-backed
Fannie Mae	92	—	0.01%	4.2	AAA	139	—	0.01%	5.2	AAA
Private-label
Senior securities	8,017	(6,443)	0.57%	6.6	CC+	9,311	(5,196)	1.14%	5.0	CC+
Re-REMIC securities	187,940	(163,971)	13.47%	9.6	NR	170,116	(131,541)	20.84%	9.1	NR
	$1,394,746	$(170,414)	100.00%			$816,438	$(136,737)	100.00%

(1)
The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at September 30, 2012 and December 31, 2011. The weighted-average coupon of the MBS portfolio at September 30, 2012 and December 31, 2011 was 4.35% and 4.85%, respectively.

(2)	As of September 30, 2012 and December 31, 2011, the Company’s MBS investments with a fair value of $963,285 and $731,432, respectively, were pledged as collateral for repurchase agreements.
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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$180,201	$235,467	$194,619	$316,029
Accretion of discount	(5,926)	(6,263)	(18,617)	(20,927)
Reclassifications, net	1,746	(20,288)	(1,731)	(43,635)
Acquisitions	38,721	—	40,471	24,163
Sales	(92)	(5,086)	(92)	(71,800)
Ending balance	$214,650	$203,830	$214,650	$203,830

Index

For the available-for-sale, private-label MBS acquired during the three and nine months ended September 30, 2012 and 2011, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractually required payments receivable	$95,073	$—	$97,292	$47,228
Cash flows expected to be collected	65,341	—	67,560	43,909
Basis in acquired securities	26,620	—	27,089	19,745

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), with unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	September 30, 2012
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$84	$8	$—	$92
Private-label MBS
Senior securities	6,361	1,656	—	8,017
Re-REMIC securities	152,629	35,311	—	187,940
Total	$159,074	$36,975	$—	$196,049

(1)	The amortized cost of MBS includes unamortized net discounts of $170,414 at September 30, 2012.

	December 31, 2011
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$128	$11	$—	$139
Private-label MBS
Senior securities	8,397	914	—	9,311
Re-REMIC securities	132,661	37,455	—	170,116
Total	$141,186	$38,380	$—	$179,566

(1)	The amortized cost of MBS includes unamortized net discounts of $136,737 at December 31, 2011.

For the three and nine months ended September 30, 2012, the Company recorded other-than-temporary impairment charges of $6,900 and $11,431, respectively, as a component of investment loss, net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $24,044 and $36,076, respectively, prior to recognizing the other-than-temporary impairment charges. The Company recorded no other-than-temporary impairment charges on MBS during the three and nine months ended September 30, 2011.

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS
Proceeds from sales	$189,095	$985	$—	$5,917	$301,223	$985	$176,278	$79,211
Gross gains	1,624	49	—	987	4,041	49	828	13,140
Gross losses	106	—	—	—	251	—	389	—

Index

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	September 30, 2012	December 31, 2011
Interest-only MBS	$859	$1,060
Non-public equity securities	975	975
Investment funds	958	911
Total other investments	$2,792	$2,946

3.	Borrowings:

  Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. As of September 30, 2012, the amount at risk related to $265,621 of repurchase agreements with Credit Suisse Securities (USA) LLC was $51,878, or 17.34% of the Company’s equity, with a weighted-average maturity of 14 days. As of December 31, 2011, the amount at risk related to $177,402 and $219,737 of repurchase agreements with Credit Suisse Securities (USA) LLC and Barclays Capital Inc., respectively, was $46,848 and $19,995, respectively, or 25.55% and 10.90% of the Company’s equity, respectively, with a weighted-average maturity of 16 and 12 days, respectively. The amount at risk is defined as the excess of the higher of carrying amount or market value of the collateral provided under repurchase agreements, including any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	September 30, 2012	December 31, 2011
Outstanding balance	$867,056	$647,977
Value of assets pledged as collateral
Agency-backed MBS	886,903	653,322
Private-label MBS	76,382	78,110
Weighted-average rate	0.49%	0.49%
Weighted-average term to maturity	11.8 days	13.1 days

	September 30, 2012	September 30, 2011
Weighted-average outstanding balance during the three months ended	$926,746	$649,755
Weighted-average rate during the three months ended	0.48%	0.33%
Weighted-average outstanding balance during the nine months ended	$821,625	$529,810
Weighted-average rate during the nine months ended	0.45%	0.33%

  Long-Term Debt

As of September 30, 2012 and December 31, 2011, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted-average interest rate on these long-term debentures was 3.21% and 3.15% as of September 30, 2012 and December 31, 2011, respectively. All of these borrowings mature between 2033 and 2035.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS.

During the three and nine months ended September 30, 2012, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three and nine months ended September 30, 2012, the Company recorded net losses of $10,972 and $27,966, respectively, on these derivatives. For the three and nine months ended September 30, 2011, the Company recorded net losses of $37,037 and $61,153, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

Index

	September 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures(1)	$14,967,000	$(88,855)	$12,157,000	$(62,556)
10-year U.S. Treasury note futures	—	—	39,700	(468)
Commitment to purchase MBS(2)	80,000	673	75,000	504
Commitment to sell MBS(3)	50,000	(172)	—	—

(1)
The $14,967,000 total notional amount of Eurodollar futures contracts as of September 30, 2012 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2012 and 2017 and have a lifetime weighted-average rate of 3.18% as compared to a lifetime weighted-average market rate of 0.80%. As of September 30, 2012, the Company maintained $95,900 as a deposit and margin against the open Eurodollar futures contracts.

(2)
The $80,000 total notional amount of commitment to purchase MBS as of September 30, 2012 represents forward commitments to purchase fixed-rate MBS securities with settlement dates in the three months ending December 31, 2012.

(3)
The $50,000 total notional amount of commitment to sell MBS as of September 30, 2012 represents forward commitments to sell fixed-rate MBS securities with settlement dates in the three months ending December 31, 2012.

5.	Income Taxes:

The total income tax provision for the three and nine months ended September 30, 2012 was $450 and $1,271, respectively. The total income tax provision for the three and nine months ended September 30, 2011 was $259 and $1,076, respectively. The Company generated a pre-tax book income of $3,573 and $17,300 for the three and nine months ended September 30, 2012, respectively. The Company generated pre-tax book (loss) income of $(11,384) and $9,309 for the three and nine months ended September 30, 2011, respectively.

The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 7.35% and 11.56%, respectively. The effective tax rate during these periods was lower than the highest marginal tax rates due to the realization of deferred tax assets that were offset by a full valuation allowance. The net deferred tax assets, which are offset by a full valuation allowance, include net operating losses (NOLs), which are available to offset the current and future taxable income. The Company recorded an expected tax liability for these periods due to the expected alternative minimum taxes. Limitations prevent the Company from using its NOLs to fully offset its taxable income for alternative minimum tax purposes. The Company expects to realize additional tax benefits of NOLs in 2012, which are reflected in the Company’s projected effective tax rate for the year, along with a corresponding release of the valuation allowance previously recorded against these losses. The Company will continue to provide a valuation allowance against the other deferred tax assets to the extent the Company believes that it is more likely than not that the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

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

Index

	Three Months Ended September 30,
(Shares in thousands)	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	9,977	9,977	7,748	7,748
Stock options, performance share units, and unvested restricted stock	—	64	—	—
Weighted-average common and common equivalent shares outstanding	9,977	10,041	7,748	7,748
Net income (loss) applicable to common stock	$3,123	$3,123	$(11,643)	$(11,643)
Earnings per common share	$0.31	$0.31	$(1.50)	$(1.50)

	Nine Months Ended September 30,
(Shares in thousands)	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	9,192	9,192	7,711	7,711
Stock options, performance share units, and unvested restricted stock	—	27	—	26
Weighted-average common and common equivalent shares outstanding	9,192	9,219	7,711	7,737
Net income applicable to common stock	$16,029	$16,029	$8,233	$8,233
Earnings per common share	$1.74	$1.74	$1.07	$1.06

The diluted earnings per share for the three and nine months ended September 30, 2012 did not include the antidilutive effect of 10,364 and 29,786 shares, respectively, of awarded restricted stock units, stock options and restricted stock. The diluted earnings per share for the three and nine months ended September 30, 2011 did not include the antidilutive effect of 16,437 and 27,316 shares, respectively, of awarded restricted stock units, stock options and restricted stock.

7.	Equity:

  Equity Offering

On September 26, 2012, the Company completed a public offering of 3,450,000 shares of Class A common stock, including 450,000 shares of Class A common stock purchased by the underwriters pursuant to an option granted by the Company to cover over-allotments, at a public offering price of $24.80 per share, for net proceeds of $83,234 after deducting underwriting discounts and commissions and expenses.

  Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

Index

  Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011. Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of September 30, 2012 and December 31, 2011, 488,948 and 530,519 shares, respectively, remained available for issuance under the 2011 Plan.

Performance-Based Long-Term Incentive Program

On August 13, 2012, the Compensation Committee of the Board of Directors of the Company adopted a performance-based long-term incentive program (Performance-based Program) that provides for the issuance of two types of performance share units (PSUs) from time to time pursuant to the Company’s 2011 Plan.  The Performance-based Program is designed to provide an incentive compensation opportunity that balances the Company’s internal financial objectives and external market performance.  Eligible participants in the Performance-based Program are the Company’s named executive officers.

The Compensation Committee established performance goals under the Performance-based Program. The awards under the Performance-based Program comprise of two types of PSUs: Combined Net Worth Units (Book Value PSUs) and Total Shareholder Return Units (TSR PSUs). The Book Value PSUs are eligible to vest based on the compound annualized growth in the Company’s book value per share (i.e., book value change plus dividends on a reinvested basis) during the applicable performance period.  The TSR PSUs are eligible to vest based on the Company’s compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period.

PSUs do not have any voting rights. No dividends are paid on outstanding PSUs during the applicable performance period.  Instead, dividend equivalents are accrued on outstanding PSUs during the applicable performance period, deemed invested in shares of Class A common stock and are paid out in shares of Class A common stock at the end of the performance period to the extent that the underlying PSUs vest. Upon settlement, vested PSUs are converted into shares of the Company’s Class A common stock on a one-for-one basis. The PSUs and dividend equivalents are settled in whole shares of Class A common stock with a cash payment in lieu of any fractional share.

The right to receive shares of Class A common stock upon vesting of PSUs at the end of the applicable performance period is subject to both continued employment and the achievement of the Company performance goals established by the Compensation Committee. The employment requirement, but not the performance requirement, is waived in the event the awardee dies, becomes disabled or retires; provided, however, that if the awardee dies, becomes disabled or retires before the first anniversary of the grant date, the number of PSUs that are earned under the performance targets are pro rated. If an awardee is terminated without “cause,” the Compensation Committee, in the exercise of its discretion, determines whether any of the PSUs have been earned, provided that the Compensation Committee may not approve a payout that exceeds the number of PSUs earned under the performance targets. In the event of a change of control, the number of PSUs that are earned for each performance period are determined immediately prior to the change of control based on actual performance and vests subject to continued employment for the remainder of the original performance period, subject to accelerated vesting in certain circumstances.

Except as described above or as the Compensation Committee at any time may otherwise determine, an awardee will forfeit the right to any PSUs if he or she terminates employment before the payment date.

The Company accounts for the Performance-based Program in accordance with ASC 718. Therefore, the Book Value PSUs are valued at the grant date market value and the estimated compensation cost is recorded over the vesting period. The Company estimates the number of shares to be issued under the Book Value PSUs on a quarterly basis based on the actual and projected results for the remaining vesting period and any adjustments required are recognized retrospectively and over the remaining vesting period.

The Total Shareholder Return PSUs are also valued at the time of grant based on valuation model and the estimated compensation cost is recorded over the vesting period using straight-line basis. The valuation of the Total Shareholder Return PSUs is performed using Monte-Carlo simulation model (Model) using various assumptions including beginning average price, expected volatility, dividend equivalents, dividend yield, and risk-free rate of return. The Model projects stock prices on a daily basis assuming 250 trading days per year. The Model generates many future stock price paths to construct a distribution of where future stock prices might be. No remeasurement of compensation expense is required for the Total Shareholder Return PSUs.

Index

The compensation costs will be reversed if an employee terminates prior to completing the required service period. The estimated shares to be granted under the Performance-based Program are included in the calculation of diluted Earnings Per Share.

On August 13, 2012, the Compensation Committee of the Board of Directors of the Company approved the initial grant of 30,177 Book Value PSUs and 41,735 TSR PSUs to the participants in the Performance-based Program.

For the initial grant, the Compensation Committee awarded PSUs with an aggregate grant date fair value equal to 75% of the awardee’s base salary, with 50% of the total grant date fair value represented by Book Value PSUs and 50% of the total grant date fair value represented by TSR PSUs. To facilitate the implementation of the Performance-based Program, the Compensation Committee established both a two-year and three-year performance period for the initial grant of PSUs. A portion of the Book Value PSUs and TSR PSUs will be eligible for vesting at the end of the second year following the grant date, and a portion of the Book Value PSUs and TSR PSUs will be eligible for vesting at the end of the third year following the grant date. The Company anticipates that subsequent PSUs grants will have a three-year performance period.

The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 200% of the number of PSUs granted, depending on performance results. If the threshold level of performance goals are not achieved, no PSUs are earned. If the initial performance threshold is met, participants earn 50% of the granted PSUs for Company performance at the threshold level, 100% of the granted PSUs for Company performance at the target level and 200% of the granted PSUs for Company performance at the maximum level, with linear interpolation for achievement falling between the performance levels.

The Company recorded $96 in compensation expenses related to the Performance-based Program during the three months ended September 30, 2012.

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares granted	25,500	—	25,500	14,000
Weight-average share price	$22.99	$—	$22.99	$27.66
Compensation expense recognized during the period	$75	$67	$161	$509

	September 30, 2012	December 31, 2011
Restricted Class A shares outstanding, unvested	34,835	15,206
Unrecognized compensation cost related to unvested shares	$624	$200
Weighted-average vesting period remaining	2.48 years	2.02 years

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

Index

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Shares repurchased	—	—	—	8,910
Total cost	$—	$—	$—	$229
Average price	$—	$—	$—	$25.70

As of September 30, 2012 and December 31, 2011, 247,275 shares of Class A common stock remained available for repurchases under the Repurchase Program.

  Conversion of Class B Common Stock to Class A Common Stock

During September 2012, several holders of the Company's common stock converted an aggregate of 9,751 shares of Class B common stock into 9,751 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company's Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

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

Index

Current Market Conditions and Trends

On October 4, 2012, the Federal Housing Finance Authority (FHFA) released its white paper entitled "Building a New Infrastructure for the Secondary Mortgage Market" (FHFA White Paper). This release follows upon the FHFA's February 21, 2012 Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.

The FHFA White Paper proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals. The first goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be.

In September 2012, the U.S. Federal Reserve Open Market Committee announced an open-ended program (QE3) to purchase an additional $40 billion of agency-backed MBS per month until the unemployment rate, among other economic indicators, show signs of improvement. This program, when combined with the Federal Reserve's existing programs to extend its holdings' average maturity, and reinvest principal payments from its holdings of agency debt and agency-backed MBS into agency-backed MBS, is expected to increase the Federal Reserve's holdings of long-term securities by approximately $85 billion per month through the end of 2012. The Federal Reserve also announced that it will keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than the Federal Reserve had previously announced.

The Federal Reserve expects these measures to put downward pressure on long-term interest rates. In the short term, these actions have driven agency-backed MBS prices to new highs, which have further compressed interest spreads, and increased the sensitivity to increases in prepayments.

Our MBS portfolio continued to perform well and as expected during the quarter ended September 30, 2012.  The overall value of our agency-backed MBS portfolio increased, primarily as a result of QE3, the low interest rate environment, and the value of our private-label MBS portfolio held steady, primarily from an expected improvement in credit performance in general.  As discussed above, all together with the rest of the remainder of the Operation Twist program, it is expected that the Federal Reserve will be purchasing $85 billion in long-term securities per month for the remaining 2012 in an effort to bring down interest rates and boost the economy. Unlike the prior quantitative easing programs, QE3 is more open-ended which we consider a significant change. This has affected MBS products by increasing the price of these bonds. However, these actions by the Federal Reserve have caused some concern that the effect of lower borrowing costs will increase the prepayments of the existing MBS population. This in turn, has caused MBS with prepayment protection attributes, such as most of our MBS positions, to increase in value. However, the increase in MBS price will result in decreases in yields and net spread.

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

Executive Summary

On September 26, 2012, we completed a public offering of 3,450,000 shares of Class A common stock, including 450,000 shares of Class A common stock purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $24.80 per share, for net proceeds of $83.2 million after deducting underwriting discounts and commissions and expenses. We deployed the capital raised from this public offering primarily in 30 year fixed –rate agency-backed MBS and private-label MBS. As of October 29, 2012, our agency-backed MBS portfolio consisted of $1.5 billion in face value and $1.6 billion in fair value including forward purchases and sales, a weighted average coupon of 4.1%, and expected asset yield of 2.90% assuming a 7% constant prepayment rate (CPR). The related repurchase agreement balance was $1.3 billion with a weighted average rate of 0.44%, and an average notional hedge amount of approximately $856 million extending to December 2018.

Index

For the three months ended September 30, 2012, we had net income of $3.1 million, or $0.31 per share (diluted). As of September 30, 2012, our book value per share was $22.59.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the three and nine months ended September 30, 2012. Our core operating income for the three and nine months ended September 30, 2012 was $13.5 million and $33.7 million, respectively. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for principal repayments in excess of proportionate invested capital, (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments and (4) other-than-temporary impairment charges recognized. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three and nine months ended September 30, 2012 (dollars in thousands):

	September 30, 2012
	Three Months Ended	Nine Months Ended
GAAP net income	$3,123	$16,029
Adjustments
Adjusted expenses(1)	(898)	1,425
Stock compensation	279	580
Net unrealized mark-to-market loss on trading MBS and hedge instruments	5,843	9,602
Other-than-temporary impairment charges	6,900	11,431
Adjusted interest related to purchase discount accretion(2)	(1,797)	(5,379)
Non-GAAP core operating income	$13,450	$33,688

(1)	Adjusted expenses reflect certain professional fees, litigation recovery and income taxes that are not considered representative of routine or core operating-related activities of our company.
(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

As of September 30, 2012, our agency-backed MBS consisted of $1.1 billion in face value with a cost basis of $1.2 billion and was fair valued at $1.2 billion. Our agency-backed MBS had a weighted-average coupon of 4.20% and a weighted-average cost of funding of 0.43% at September 30, 2012. During the three months ended September 30, 2012, we received proceeds of $189.1 million from the sale of $172.1 million in face value of our agency-backed MBS, realizing $1.5 million in net gains, or realized net gains of $7.5 million from the acquisition price. During the nine months ended September 30, 2012, we received proceeds of $301.2 million from the sale of $274.9 million in face value of our agency-backed MBS, realizing $3.8 million in gains, or realized gains of $10.2 million from the acquisition price.

We have entered into Eurodollar futures to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through June 30, 2017 and have a lifetime weighted-average rate of 3.18%, as compared to a lifetime weighted-average market rate of 0.80% as of September 30, 2012. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term.

As of September 30, 2012, our private-label MBS portfolio consisted of $329.4 million in face value with an amortized cost basis of $159.0 million and was fair valued at $196.0 million. The unamortized net discount on our private-label MBS portfolio was $170.4 million as of September 30, 2012. During the quarter ended September 30, 2012, we recognized net interest income of $5.7 million, representing a 15.6% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. We also recognized $6.9 million in other-than-temporary impairment charges during the quarter ended September 30, 2012 related to changes in expected credit performance of our available-for-sale, private-label MBS. The other-than-temporary impairment charge is a non-cash charge representing a reversal of the cumulative non-cash discount accretion previously recorded on certain of our private-label MBS. This charge does not affect non-GAAP core operating income or book value, but does reduce our net income and lowers the accounting basis used to record future discount accretion, which should more closely reflect future cash flows.

Index

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represents interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 4% credit enhancement on a weighted-average basis, which provides protection to our invested capital in addition to our purchase discount.

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

The following is a summary of our net income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net interest income	$14,271	$12,404	$41,731	$37,137
Other loss, net	(5,666)	(20,199)	(11,543)	(17,466)
Other expenses	5,032	3,589	12,888	10,362
Income (loss) before income taxes	3,573	(11,384)	17,300	9,309
Income tax provision	450	259	1,271	1,076
Net income (loss)	$3,123	$(11,643)	$16,029	$8,233

For the three months ended September 30, 2012, our net income was $3.1 million compared to a net loss of $11.6 million for the three months ended September 30, 2011. Our net income includes net interest income of $14.3 million and other net loss of $5.7 million for the three months ended September 30, 2012 compared to net interest income of $12.4 million and other net loss of $20.2 million for the three months ended September 30, 2011. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The decrease in other net loss is discussed below. Our other expenses increased to $5.0 million during the three months ended September 30, 2012 compared to $3.6 million for the three months ended September 30, 2011, primarily as a result of increases in legal expenses and variable compensation.

For the nine months ended September 30, 2012, our net income was $16.0 million compared to net income of $8.2 million for the nine months ended September 30, 2011. Our net income includes net interest income of $41.7 million and other net loss of $11.5 million for the nine months ended September 30, 2012 compared to net interest income of $37.1 million and other net loss of $17.5 million for the nine months ended September 30, 2011. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The decrease in other net loss is discussed below. Our other expenses increased to $12.9 million during the nine months ended September 30, 2012 compared to $10.4 million for the nine months ended September 30, 2011, primarily as a result of increases in legal expenses.

Index

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of September 30, 2012 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$775,851	$856,290
Freddie Mac	310,661	342,407
Available-for-sale
Agency-backed MBS
Fannie Mae	84	92
Private-label MBS
Senior securities	12,804	8,017
Re-REMIC securities	316,601	187,940
Other mortgage related assets	102,985	859
Total	$1,518,986	$1,395,605

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

Index

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

We reported net income of $3.1 million for the three months ended September 30, 2012 compared to a net loss of $11.6 million for the three months ended September 30, 2011 which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2012	2011
Interest income	$15,519	$13,061
Interest expense	1,248	657
Net interest income	14,271	12,404
Other loss, net
Investment loss, net	(5,663)	(20,195)
Other loss	(3)	(4)
Total other loss, net	(5,666)	(20,199)
Other expenses	5,032	3,589
Income (loss) before income taxes	3,573	(11,384)
Income tax provision	450	259
Net income (loss)	$3,123	$(11,643)

Net income increased $14.7 million from a loss of $11.6 million for the three months ended September 30, 2011 to net income of $3.1 million for the three months ended September 30, 2012 due to the following changes:

●
Net interest income increased $1.9 million (15.3%) from $12.4 million for the three months ended September 30, 2011 to $14.3 million for the three months ended September 30, 2012. The increase is the result of the increase in our investable capital on a leveraged basis to our MBS portfolio, primarily from the deployment of capital raised from our public offering of 2,018,250 shares of Class A common stock, including 263,250 shares of Class A common stock granted to the underwriters to cover the over-allotments, during the three months ended March 31, 2012, the net proceeds of which were $40.2 million after deducting underwriters’ discounts and commissions and expenses..

●
Investment loss, net, decreased $14.5 million (71.8%) from a loss of $20.2 million for the three months ended September 30, 2011 to a loss of $5.7 million for the three months ended September 30, 2012. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2012	2011
Net interest income	$14,394	$12,519
Investment loss, net	(5,663)	(20,195)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2012			2011
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$932,103	$9,564	4.10%	$640,932	$7,199	4.49%
Private-label MBS
Senior securities	8,243	352	17.08%	8,604	310	14.44%
Re-REMIC securities	139,150	5,574	16.02%	132,829	5,516	16.61%
Other investments	1,040	29	11.06%	1,155	36	12.31%
	$1,080,536	15,519	5.74%	$783,520	13,061	6.69%
Repurchase agreements	$926,746	(1,125)	(0.48)%	$649,755	(542)	(0.33)%
Net interest income/spread		$14,394	5.26%		$12,519	6.36%

Index

The change in the composition of our MBS portfolio and related increase in net interest income by $1.9 million from the three months ended September 30, 2011 to the three months ended September 30, 2012 was primarily due to the deployment of capital raised from our public offerings during the three months ended September 30, 2012 and March 31, 2012 primarily into our agency-backed MBS portfolio. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we realized net investment loss of $5.7 million for the three months ended September 30, 2012 compared to a net investment loss of $20.2 million for the three months ended September 30, 2011. The following table summarizes the components of net investment loss (dollars in thousands):

	Three Months Ended September 30,
	2012	2011
Realized gains on sale of available-for-sale investments, net	$49	$987
Available-for-sale and cost method securities – other-than-temporary impairment charges	(6,900)	—
Gains on trading investments, net	10,627	15,855
Losses from derivative instruments, net	(10,972)	(37,037)
Other, net	1,533	—
Investment loss, net	$(5,663)	$(20,195)

We recorded other-than-temporary impairment charges of $6.9 million for the three months ended September 30, 2012 related to changes in expected credit performance on available-for-sale, private-label MBS with a cost basis of $24.0 million. We recorded no other-than-temporary impairment charges on MBS during the three months ended September 30, 2011.

During the three months ended September 30, 2012, the Company received $1.0 million from the sales of $4.9 million in face value of available-for-sale MBS recognizing a net gain of $49.2 thousand. During the three months ended September 30, 2011, the Company received $5.9 million from the sales of $7.5 million in face value of available-for-sale MBS recognizing a net gain of $1.0 million.

The gains on trading investments, net, recognized for the three months ended September 30, 2012 were primarily the result of net mark-to-market gain adjustments of $9.1 million and net gains of $1.5 million from sales of trading investments.  The gains on trading investments, net, recognized for the three months ended September 30, 2012, also reflects net realized gains of $7.5 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $3.1 million during the three months ended September 30, 2012. The gain on trading investments, net, recognized for the three months ended September 30, 2011 was the result of net mark-to-market gain adjustments of $15.9 million.

Losses from derivative instruments recognized for the three months ended September 30, 2012 were the result of net realized losses of $0.1 million and net unrealized mark-to-market loss adjustments of $10.9 million. Losses from derivative instruments recognized for the three months ended September 30, 2012 also reflects net losses of $2.0 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $9.0 million during the three months ended September 30, 2012. Losses from derivative instruments recognized for the three months ended September 30, 2011 were primarily the result of net realized losses of $0.5 million and unrealized mark-to-market loss adjustments of $36.5 million. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio. The mark-to-market loss adjustments reflect the impact of declining interest rates and/or widening mortgage spreads during 2011 and 2012.

Other, net primarily reflects proceeds received from the assignment of a claim that related to an agency MBS under a repurchase agreement maintained with Lehman Brothers Inc. during its bankruptcy proceedings.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $122.9 thousand for the three months ended September 30, 2012 from $115.1 thousand for the three months ended September 30, 2011.

Other expenses increased by $1.4 million (38.9%) from $3.6 million for the three months ended September 30, 2011 to $5.0 million for the three months ended September 30, 2012. The increase is primarily the result of increases in legal expenses and variable compensation.

Total income tax provision increased $0.2 million (66.7%) from a provision of $0.3 million for the three months ended September 30, 2011 to $0.5 million for the three months ended September 30, 2012. Our effective tax rate was 12.59% for the three months ended September 30, 2012 as compared to (2.28)% for the same period in 2011. During the three months ended September 30, 2012, ordinary taxable income was subject to alternative minimum tax. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state net operating losses (NOLs) to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the three months ended September 30, 2012 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of September 30, 2012 remains a major contributor of the total tax expense.

Index

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

We reported net income of $16.0 million for the nine months ended September 30, 2012 compared to net income of $8.2 million for the nine months ended September 30, 2011 which included the following results for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Interest income	$44,913	$38,818
Interest expense	3,182	1,681
Net interest income	41,731	37,137
Other loss, net
Investment loss, net	(11,532)	(17,455)
Other loss	(11)	(11)
Total other loss, net	(11,543)	(17,466)
Other expenses	12,888	10,362
Income before income taxes	17,300	9,309
Income tax provision	1,271	1,076
Net income	$16,029	$8,233

Net income increased $7.8 million (95.1%) from $8.2 million for the nine months ended September 30, 2011 to $16.0 million for the nine months ended September 30, 2012 due to the following changes:

●
Net interest income increased $4.6 million (12.4%) from $37.1 million for the nine months ended September 30, 2011 to $41.7 million for the nine months ended September 30, 2012. The increase is the result of the increase in our investable capital on a leveraged basis to our MBS portfolio, primarily from the deployment of capital raised from our public offering during the three months ended March 31, 2012.

●
Investment loss, net, decreased $6.0 million from net investment loss of $17.5 million for the nine months ended September 30, 2011 to a net investment loss of $11.5 million for the nine months ended September 30, 2012. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Net interest income	$42,102	$37,482
Investment loss, net	(11,532)	(17,455)

Index

The components of net interest income from our MBS-related portfolio is summarized in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$825,659	$26,201	4.23%	$531,184	$17,849	4.48%
Private-label MBS
Senior securities	8,307	1,059	17.00%	15,391	1,756	15.21%
Re-REMIC securities	135,579	17,557	17.27%	138,073	18,806	18.16%
Other investments	1,065	95	11.85%	2,190	242	14.76%
	$970,610	44,912	6.17%	$686,838	38,653	7.54%
Other(1)		1			165
		44,913			38,818
Repurchase agreements	$821,625	(2,811)	(0.45)%	$529,810	(1,336)	(0.33)%
Net interest income/spread		$42,102	5.72%		$37,482	7.21%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio and related increase in net interest income by $4.6 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was primarily due to the deployment of capital raised from our public offerings during the three months ended September 30, 2012 and March 31, 2012 primarily into our agency-backed MBS portfolio. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we realized a net investment loss of $11.5 million for the nine months ended September 30, 2012 compared to a net investment loss of $17.5 million for the nine months ended September 30, 2011. The following table summarizes the components of net investment loss (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Realized gains on sale of available-for-sale investments, net	$49	$15,005
Available-for-sale and cost method securities – other-than-temporary impairment charges	(11,431)	—
Gains on trading investments, net	26,414	28,778
Losses from derivative instruments, net	(27,966)	(61,153)
Other, net	1,402	(85)
Investment loss, net	$(11,532)	$(17,455)

We recorded other-than-temporary impairment charges of $11.4 million for the nine months ended September 30, 2012 related to changes in expected credit performance on available-for-sale, private-label MBS with a cost basis of $36.1 million. We recorded no other-than-temporary impairment charges on MBS during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, the Company received $1.0 million from the sales of $4.9 million in face value of MBS recognizing a net gain of $49.2 thousand. During the nine months ended September 30, 2011, the Company received $79.2 million from the sale of $119.0 million in face value of MBS recognizing a net gain of $13.1 million and realized net gains from the sale of other investments of $1.9 million.

The gains on trading investments, net, recognized for the nine months ended September 30, 2012 were primarily the result of net mark-to-market gain adjustments of $22.6 million and net gains of $3.8 million from sales of trading investments. The gains on trading investments, net, recognized for the nine months ended September 30, 2012, also reflects net realized gains of $10.2 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $16.2 million during the nine months ended September 30, 2012. The gain on trading investments, net, recognized for the nine months ended September 30, 2011 were primarily the result of net gains of $0.4 million from sales and net mark-to-market gain adjustments of $28.4 million. The gains on trading investments, net, recognized for the nine months ended September 30, 2011, also reflects net realized losses of $0.2 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $29.0 million during the same time period.

Index

Losses from derivative instruments recognized for the nine months ended September 30, 2012 were the result of net realized gains of $0.5 million offset by net unrealized mark-to-market loss adjustments of $28.5 million. Losses from derivative instruments recognized for the nine months ended September 30, 2012 also reflects net losses of $2.4 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $25.6 million during the nine months ended September 30, 2012. Losses from derivative instruments recognized for the nine months ended September 30, 2011 were primarily the result of net realized losses of $1.9 million and net unrealized mark-to-market loss adjustments of $59.2 million. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio. The mark-to-market loss adjustments reflect the impact of declining interest rates and/or widening mortgage spreads during 2011 and 2012.

Other, net primarily reflects proceeds received from the assignment of a claim that related to an agency MBS under a repurchase agreement maintained with Lehman Brothers Inc. during its bankruptcy proceedings.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $371.4 thousand for the nine months ended September 30, 2012 from $344.5 thousand for the nine months ended September 30, 2011.

Other expenses increased by $2.5 million (24.0%) from $10.4 million for the nine months ended September 30, 2011 to $12.9 million for the nine months ended September 30, 2012, primarily as a result of increases in legal expenses.

Total income tax provision increased $0.2 million (18.2%) from a provision of $1.1 million for the nine months ended September 30, 2011 to a provision of $1.3 million for the nine months ended September 30, 2012. Our effective tax rate was 7.35% for the nine months ended September 30, 2012 as compared to 11.56% for the same period in 2011. During the nine months ended September 30, 2012, ordinary taxable income was subject to alternative minimum tax. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state NOLs to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets subject to a valuation allowance. We recorded an expected tax liability for these periods due to taxable income for the three months ended September 30, 2012 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of September 30, 2012 remains a major contributor of the total tax expense.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS and proceeds from sales of MBS. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities or other securities registered pursuant to our effective shelf registration statement filed with the SEC. Pursuant to our shelf registration statement, on September 26, 2012, we completed a public offering of 3,450,000 shares of Class A common stock, including 450,000 shares purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $24.80 per share, for net proceeds of $83.2 million, after deducting underwriting discounts and commissions and expenses.

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

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements and cash flows from operations, future issuances of common stock, preferred stock, debt securities or other securities registered pursuant to our shelf registration statement. Funding for agency-backed MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties, and we have observed increased availability for funding for private-label MBS through repurchase agreements. Although the availability of the third-party sources of liquidity has improved, we have observed that market conditions are still constraining access to debt capital relative to pre-crisis levels of 2007. As a result, the availability of certain short-term liquidity such as commercial paper borrowings was still limited as of September 30, 2012.

Index

  Cash Flows

As of September 30, 2012, our cash and cash equivalents totaled $85.7 million, representing a net increase in the balance of $65.7 million from $20.0 million as of December 31, 2011. The cash provided by operating activities of $18.2 million was attributable primarily to net income. The cash used in investing activities of $277.3 million relates primarily to purchases of MBS, net of proceeds from the sales of MBS. The cash provided by financing activities of $324.8 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio and the completed public offerings of Class A common stock.

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

As of September 30, 2012, our liabilities totaled $1.3 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debentures accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035 and are currently redeemable by us, in whole or in part, without penalty. As of September 30, 2012, we had $15.0 million of total long-term debt.  As of September 30, 2012, our debt-to-equity leverage ratio was 2.9 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of September 30, 2012, the weighted-average interest rate under these agreements was 0.49%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

Index

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	September 30, 2012	December 31, 2011
Outstanding balance	$867,056	$647,977
Weighted-average rate	0.49%	0.49%
Weighted-average term to maturity	11.8 days	13.1 days
Maximum amount outstanding at any month-end during the period	$974,901	$659,459

  Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits and long-term investments. As of September 30, 2012, liquid assets consisted primarily of cash and cash equivalents of $85.7 million and net investments in MBS of $527.7 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $1.0 billion at December 31, 2011 to $1.6 billion as of September 30, 2012. The increase in total assets reflects the deployment of capital raised from our public offerings during the three months ended September 30, 2012 and March 31, 2012 primarily into our agency-backed MBS portfolio on a leveraged basis.

As of September 30, 2012, the total par and fair value of the MBS portfolio was $1.4 billion. As of September 30, 2012, the weighted-average coupon of the portfolio was 4.35%.

  Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and we have declared the following dividends to date in 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

The Board of Directors approved and we declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2012 and December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended September 30, 2012:

	Senior Securities	Re-REMIC Securities	Total Private- Label Securities
Yield (% of amortized cost)	17.1%	16.0%	16.1%
Average cost (% of face value)	61.7%	47.2%	47.8%
Weighted-average coupon	2.9%	4.9%	4.9%
Delinquencies greater than 60 plus days	35.6%	18.2%	18.8%
Credit enhancement	0.6%	4.2%	4.1%
Severity (three months average)	47.3%	42.9%	43.0%
Constant prepayment rate (three months average)	16.2%	19.9%	19.7%

Key credit and prepayment measures in our private-label MBS portfolio reflected improvement during the three months ended September 30, 2012. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 18.8% at September 30, 2012 from 19.4% at June 30, 2012 and trailing three month average loss severities on liquidated loans decreased to 46.0% at September 30, 2012 from 48.8% at June 30, 2012. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of September 30, 2012. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

Index

	September 30, 2012
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS	$1,394,746	$1,390,145	(0.33)%	$1,399,499	0.34%	$1,387,599	(0.51)%	$1,401,812	0.51%
Other	201,040	201,040	—	201,040	—	201,040	—	201,040	—
Total assets	$1,595,786	$1,591,185	(0.29)%	$1,600,539	0.30%	$1,588,639	(0.45)%	$1,602,852	0.44%

Liabilities	$1,296,668	$1,296,668	—	$1,296,668	—	$1,296,668	—	$1,296,668	—
Equity	299,118	294,517	(1.54)%	303,871	1.59%	291,971	(2.39)%	306,184	2.36%
Total liabilities and equity	$1,595,786	$1,591,185	(0.29)%	$1,600,539	0.30%	$1,588,639	(0.45)%	$1,602,852	0.44%

Book value per share	$22.59	$22.24	(1.54)%	$22.95	1.59%	$22.05	(2.39)%	$23.13	2.36%

Interest Rate Risk

  Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures and U.S. Treasury note futures. The counterparties to our derivative agreements at September 30, 2012 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 4.43 in a rising interest rate environment and 2.40 in a declining interest rate environment.

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

Index

	September 30, 2012
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$1,394,746	$1,333,020	(4.43)%	$1,428,182	2.40%
Derivative asset	673	(3,008)	(546.95)%	1,667	147.70%
Other	200,367	200,367	—	200,367	—
Total assets	$1,595,786	$1,530,379	(4.10)%	$1,630,216	2.16%
Liabilities
Repurchase agreements	$867,056	$867,056	—	$867,056	—
Derivative liability	89,027	49,563	(44.33)%	126,864	42.50%
Other	340,585	340,585	—	340,585	—
Total liabilities	1,296,668	1,257,204	(3.04)%	1,334,505	2.92%
Equity	299,118	273,175	(8.67)%	295,711	(1.14)%
Total liabilities and equity	$1,595,786	$1,530,379	(4.10)%	$1,630,216	2.16%

Book value per share	$22.59	$20.63	(8.67)%	$22.33	(1.14)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of September 30, 2012 (dollars in thousands, except per share amounts).

	September 30, 2012
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$1,933	$2,126	10.00%	$1,740	(10.00)%
Other	1,593,853	1,593,853	—	1,593,853	—
Total assets	$1,595,786	$1,595,979	0.01%	$1,595,593	(0.01)%

Liabilities	$1,296,668	$1,296,668	—	$1,296,668	—
Equity	299,118	299,311	0.06%	298,925	(0.06)%
Total liabilities and equity	$1,595,786	$1,595,979	0.01%	$1,595,593	(0.01)%

Book value per share	$22.59	$22.61	0.06%	$22.58	(0.06)%

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

●	our investment, hedging and financing strategies and the success of these strategies;
●	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
●	the effect of governmental regulation and actions;
●	the outcome of contingencies, including pending legal and regulatory proceedings;
●	our ability to quantify and manage risk;
●	our ability to realize any reflation of our assets;
●	our liquidity;
●	our asset valuation policies;
●	our decisions with respect to, and ability to make, future dividends;
●	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (1940 Act); and
●	the effect of general economic conditions on our business.

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

Index

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

●	mortgage loan prepayment activity, modification programs and future legislative action;
●	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;
●	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) and the Federal Reserve, for investments in agency-backed MBS;
●	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
●	fluctuating quarterly operating results;
●	changes in laws and regulations and industry practices that may adversely affect our business; and
●	volatility of the securities markets and activity in the secondary securities markets.

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

The disclosure below updates and supplements the information set forth under “Item 3—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011 and under “Part II—Other Information.  Item I—Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

As previously disclosed, we received a “Wells Notice” from the staff of the SEC on January 26, 2012 indicating that the staff is considering recommending that the SEC bring a civil injunctive action or institute a public administrative proceeding alleging violations of the federal securities laws. On February 29, 2012, we provided a written submission setting forth reasons why a formal proceeding should not be authorized by the SEC. On June 4, 2012, our counsel met with members of the SEC staff to discuss the Notice and our responsive submission, and, on August 16, 2012, we provided a supplemental written submission in further response to the Notice and some of the staff’s statements at the June 4, 2012 meeting. To the best of our knowledge, the SEC has not to date made any decision regarding whether to initiate an enforcement proceeding. We cannot predict whether or not any proceedings might be initiated, the amount of any claims that might be asserted or remedies that might be sought by the SEC, or the ultimate outcome of any proceedings that might be initiated. We are currently incurring legal expenses in connection with this matter and anticipate that we will be required to indemnify Mr. Bowers with respect thereto. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of any amounts paid with respect to Mr. Bowers’ expenses. However, our insurance carriers have informed us that certain potential losses related to this matter, including our defense costs and any penalties, losses or settlement amounts incurred by us, will not be covered by our insurance policies.

Also as previously disclosed, on August 19, 2011, Hildene Capital Management, LLC filed a purported class action complaint captioned Hildene Capital Management, LLC v. Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), FBR Capital Trust VI, FBR Capital Trust X, Wells Fargo Bank, N.A., as Trustee, and John and Jane Does 1 through 100, No. 11 Civ. 5832, in the United States District Court for the Southern District of New York. On August 15, 2012, the court issued an order granting in part and denying in part the motion to dismiss the amended complaint. Specifically, the court dismissed in their entirety plaintiffs’ derivative claims with prejudice and their claims based on the Racketeering Influenced and Corrupt Organizations Act without prejudice. Moreover, the court dismissed plaintiffs’ remaining claims against the Company for tortious interference, unjust enrichment, and aiding and abetting breach of fiduciary duty, other than to the extent they were based on plaintiffs’ theory that the challenged sale of preferred securities out of the collateralized debt obligations was not permitted by the governing documents, or fell outside the scope of the governing documents or arose from an alleged conflict of interest of co-defendant Well Fargo Bank, N.A. The Company’s answer to the amended complaint was filed on September 17, 2012. We are currently incurring legal expenses in connection with this matter. Our insurance carriers have informed us that potential losses related to this matter based on current claims will not be covered by our insurance policies.

Item 1A.	Risk Factors

There is no certainty what effect QE3 will have on the price and liquidity of agency-backed MBS and other securities in which we invest, although the Federal Reserve’s actions could increase the prices of our target assets and reduce the spread on our investments.

On November 25, 2008, the Federal Reserve announced a program to purchase agency-backed MBS in the open market. The stated goal of this program was to provide support to mortgage and housing markets and to foster improved conditions in financial markets more generally. On March 18, 2009, this program was expanded to a target size of $1.25 trillion. The Federal Reserve completed this purchase program in March 2010. In October 2010, the Federal Reserve announced plans for a second round of quantitative easing, and on November 3, 2010, announced that it intended to purchase a further $600 billion of longer-term Treasury securities by the end of the second quarter of 2011, a pace of about $75 billion per month. On September 13, 2012, the U.S. Federal Reserve announced QE3 to expand its holdings of long-term securities by purchasing an additional $40 billion of agency-backed MBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. This program when combined with existing programs to extend the average maturity of the Federal Reserve’s holdings of securities and reinvest principal payments from the Federal Reserve’s holdings of agency debt and agency-backed MBS into agency-backed MBS, is expected to increase the Federal Reserve’s holdings of long-term securities by $85 billion each month through the end of 2012. The Federal Reserve also announced that it will keep the target federal funds range between zero and 0.25% through at least mid-2015, which is six months longer than previously expected. The Federal Reserve expects these measures to put downward pressure on long-term interest rates. While the Federal Reserve hopes that QE3 will expedite an economic recovery, stabilize prices, reduce unemployment and restart business and household spending, there is no way of knowing what impact QE3 or any future actions by the Federal Reserve will have on the prices and liquidity of agency-backed MBS or other securities in which we invest, although the Federal Reserve’s actions could increase the prices of our target assets and reduce the spread on our investments.

Index

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under these recently adopted rules, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its directors to be regulated as “commodity pool operators” ("CPOs"). Under the new rules, which become effective on December 31, 2012 for those who become CPOs solely because of their use of swaps, CPOs must register with the National Futures Association (the "NFA"), which requires compliance with NFA's rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (the “CFTC”) including with respect to disclosure, reporting, recordkeeping and business conduct.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in Eurodollar futures, interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO regulation or compliance is required. We, along with numerous other mortgage REITs, have submitted a no-action letter request to the CFTC seeking exemptive relief for our directors from CPO registration under these new rules. However, at this time, our directors do not intend to register as CPOs with the NFA. While we have reason to believe that the CFTC may provide us with exemptive relief prior to December 31, 2012, there can be no assurance that any such relief will be granted. If exemptive relief is granted, we may be restricted to operating within certain parameters discussed in the no-action letter we submitted to the CFTC. For example, exemptive relief might limit our ability to enter into interest rate hedging transactions if the amount of income we receive from such hedges will exceed five percent of our gross income or the initial margin.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive exemptive relief from the CFTC on this matter and our directors fail to comply with the regulatory requirements of these new rules, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA's proposed revisions to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

Index

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2012, we did not repurchase any shares of our Class A common stock.

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
***
Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

	By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer)

Date: November 2, 2012

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
***
Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.