Form 10-K
period 2012-12-31
Arlington Asset Investment Corp.
filed 2013-02-08
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates computed by reference to the price at which the registrant’s Class A common stock was last sold on June 29, 2012 was approximately $191 million. There is no public trading market for the registrant’s Class B common stock; however, the Class B common stock is convertible into Class A common stock on a share-for-share basis.

As of January 31, 2013, there were 12,560,970 shares of the registrant’s Class A common stock outstanding and 554,055 shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

ii

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

•	our investment, hedging and financing strategies and the success of these strategies;

•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;

•	the effect of governmental regulation and actions;

•	the outcome of contingencies, including pending legal and regulatory proceedings;

•	our ability to quantify and manage risk;

•	our ability to realize any reflation of our assets;

•	our liquidity;

•	our asset valuation policies;

•	our decisions with respect to, and ability to make, future dividends;

•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the 1940 Act); and

•	the effect of general economic conditions on our business.

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

•	mortgage loan prepayment activity, modification programs and future legislative action;

•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) and the U.S. Federal Reserve, for investments in agency-backed MBS;

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;

•	fluctuating quarterly operating results;

•	changes in laws and regulations and industry practices that may adversely affect our business;

•	volatility of the securities markets and activity in the secondary securities markets; and

•	the other important factors identified in this Annual Report on Form 10-K under the caption “Item 1A—Risk Factors.”

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

We are a Virginia corporation and taxed as a C corporation for U.S. federal tax purposes.  We operate primarily in the United States. We are subject to corporate income tax on our taxable income and gains. Even though we are able to use NOL and NCL carry-forwards against our taxable income and capital gains, we still have some tax liability that is attributable to federal alternative minimum tax and state and local taxes on our taxable income and gains that are not offset by our NOL and NCL carry-forwards.  At December 31, 2012, we had $230.3 million of NOL carry-forwards and $285.3 million of NCL carry-forwards.  On December 31, 2012, $92.7 million of our NCL carry-forwards expired.  Our NCL carry-forwards are available to offset taxable capital gains through 2014, and our NOL carry-forwards will begin to expire in 2027.

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209.

Investment Strategy

We manage our portfolio of mortgage holdings with the goal of obtaining a high risk-adjusted return on capital.  Historically, based on market conditions, we believe our MBS assets have provided us with higher relative risk-adjusted rates of return than most other portfolio opportunities we have evaluated.  Consequently, we have maintained a high allocation of our assets and capital in this sector and continued to analyze other opportunities and compare risk-adjusted returns to our MBS assets.

During 2012, our principal investing strategy was to acquire and hold fixed-rate agency-backed MBS that we believed exhibited prepayment protection and fixed- and adjustable-rate, private-label MBS.  Although the coupon on adjustable-rate MBS changes over time, there are aspects of this class of security that result in the coupon being fixed for a period of time or the change in the coupon being limited. We will seek to maintain a certain level of whole-pool agency-backed MBS, due to our view of the long-term attractiveness of the asset class and for purposes of our exemption under the 1940 Act.

We evaluate the rates of return that can be achieved in each asset class and for each individual security within an asset class in which we participate. We then evaluate opportunities against the returns available in each of our investment alternatives and attempt to allocate our assets and capital with an emphasis toward what we believe to be the highest risk-adjusted return available. We expect this strategy will cause us to have different allocations of capital and leverage in different market environments.

We may change our acquisition strategy, leverage strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investments or hedges that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment, funding or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. Our Board of Directors oversees our operational policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and variable distributions, or approves transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our capital stock and our ability to make distributions to our shareholders.

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties.  Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time or the market is experiencing significant volatility. If we cannot obtain funding from third parties on attractive terms or at all, our results of operations could be negatively impacted.  For a discussion of other factors that could affect our liquidity, see “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

MBS Portfolio

As of December 31, 2012, the fair value of our MBS portfolio was $1.8 billion. The yield on our MBS for the year ended December 31, 2012 was 5.71%, including 16.4% on private-label MBS, with a corresponding cost of funds related to repurchase agreements of 0.46%. The yield on our MBS is calculated based upon the adjusted par value, which includes the effects of any other-than-temporary impairment charges recorded by us and an adjustment for any principal and interest for which collection is not probable. The yield on our MBS based on unadjusted par value was 5.60% for the year ended December 31, 2012.

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of December 31, 2012 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$984,565	$1,083,810
Freddie Mac	432,507	472,630
Available-for-sale
Agency-backed MBS
Fannie Mae	65	70
Private-label MBS
Senior securities	12,130	7,519
Re-REMIC securities	318,488	191,567
Other mortgage related assets	96,138	478
Total	$1,843,893	$1,756,074

Agency-Backed MBS

We acquire direct interests in residential MBS guaranteed as to principal and interest by Fannie Mae or Freddie Mac (referred to as agency-backed MBS). The market value of these securities, however, is not guaranteed by these companies. The following is a description of the agency-backed MBS we currently own and may acquire in the future:

•
Fannie Mae MBS. The Federal National Mortgage Association (Fannie Mae) is a privately-owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received by Fannie Mae.

•
Freddie Mac MBS. The Federal Home Loan Mortgage Corporation (Freddie Mac) is a privately-owned government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac’s principal activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed MBS. Freddie Mac guarantees to holders of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the overall credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets, generally.  In July 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008 (HERA), which established the Federal Housing Finance Agency (FHFA), with enhanced regulatory authority over, among other things, the business of Fannie Mae and Freddie Mac.  In September 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities.  In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac.  The FHFA, together with the U.S. Treasury and the U.S. Federal Reserve, has also undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers.  Despite these government actions to capitalize and provide financing to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs.  If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.  If Fannie Mae and Freddie Mac were unable to satisfy their obligations, distributions to holders of Fannie Mae and Freddie Mac certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of these certificates.  For additional discussion of how the changes to the roles of Fannie Mae and Freddie Mac and related governmental actions may adversely affect our business, see “Item 1A—Risk Factors” in this Annual Report on Form 10-K.

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

Private-Label MBS

We also acquire and hold non-agency private-label MBS. Private-label MBS are MBS that are not issued by a U.S. government agency or a U.S. government-sponsored entity, such as Fannie Mae or Freddie Mac, and that are generally backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. While agency-backed MBS are backed by the express obligation or guarantee of Fannie Mae or Freddie Mae as described above, private-label MBS are generally supported by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, overcollateralization and subordination. We may purchase private-label MBS without private credit enhancement. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated MBS to allocate losses on the underlying mortgage loans. Typically, one or more classes of senior MBS were created, which were generally initially rated in one of the two highest rating levels by one or more nationally recognized rating agencies. However, as of December 31, 2012, these MBS are generally rated below investment grade or unrated. The following is a description of the various private-label MBS we currently own or we may acquire in the future:

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

We may reduce the amount of equity capital we have invested in agency-backed MBS or other mortgage assets by funding a portion of those acquisitions with repurchase agreements or other borrowing arrangements, to the extent available on favorable terms or at all. To the extent that revenue derived from those assets exceeds our interest expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from our MBS and other mortgage assets does not sufficiently cover the interest expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds.

We currently use repurchase agreements to finance our investments in MBS.  When we engage in a repurchase transaction, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty.  The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 90 days, but may be up to one year.  These transactions are accounted for as secured financings, and we present the investment securities and related funding on our consolidated balance sheet. We believe the current financial environment is driven by exceptional monetary easing. Funding for agency-backed MBS through repurchase agreements continues to remain available to us at rates we consider to be attractive from multiple counterparties, and we have observed increased availability for funding for private-label MBS through repurchase agreements.

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

We adjust the average maturity and interest rate adjustment periods of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due and are renewed. Through use of these procedures, we attempt to minimize the differences between the interest rate adjustment periods of our MBS and other mortgage assets and related borrowings that may occur.

We primarily use Eurodollar futures contracts to mitigate the risk of the cost of our variable rate liabilities. From time-to-time, we have purchased and may in the future continue to purchase U.S. Treasury futures, interest rate swaps, interest rate collars, interest rate caps or floors, forward sales, and similar financial instruments to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the yield on our assets during a period of rising interest rates or to mitigate prepayment risk. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments had an active secondary market and were intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. We reported the derivative financial instruments and any related margin accounts on our consolidated balance sheets at their fair value. We may hedge as much of the interest rate risk as our management determines is in our best interests, given the cost of the hedging transactions. This determination may result in our electing to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that the cost of hedging exceeds the level of risk that management believes is present.

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

We seek to purchase fixed-rate agency-backed MBS that exhibit some form of prepayment protection.  Prepayment protection can take many forms but includes (i) agency-backed MBS backed by mortgage loans that are originated in New York or through the Home Affordable Modification Program or some other government program, or (ii) high loan-to-value ratio loans.  These loans are believed to have less incentive to prepay and will result in lower overall prepayments in securities backed by these types of loans.  In 2011 and 2012, we purchased many of our agency-backed MBS backed by higher concentration of loans that fall within these categories. We cannot be assured that prepayments will not increase in the future if government refinance programs target a much broader borrower base. We believe that we maintain a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate us from interest rate changes and prepayment risks. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, we may be unable to hedge effectively our interest rate and prepayment risks on a profitable basis.

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

We are responsible for our compliance procedures with regard to the legal and regulatory requirements of our company and our operating businesses and for our procedures with regard to our exposure to market, interest rate, prepayment, credit, operations, liquidity, regulatory, legal, reputational and equity ownership risk. In addition, our internal audit personnel (staffed through an external service firm) test and audit for compliance by our personnel with our policies and procedures. Our outside legal counsel also provides legal service to our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee of our Board of Directors to ensure their independence in performing these functions. Pursuant to its charter, the Audit Committee has oversight of the staffing, qualifications and performance of our internal audit function. In addition to our internal compliance and risk management personnel, we outsource certain functions to outside consultants and attorneys for their expertise.

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

Our Tax Status

We are subject to corporate income tax on our taxable income and gains that are not offset by our NOL and NCL carry-forwards. Even though we are able to use NOL and NCL carry-forwards against our taxable income and capital gains, we still have some tax liability that is attributable to federal alternative minimum tax and various state and local taxes. At December 31, 2012, we had $230.3 million of NOL carry-forwards and $285.3 million of NCL carry-forwards. On December 31, 2012, $92.7 million of our NCL carry-forwards expired.  Our NCL carry-forwards are available to offset taxable capital gains through 2014, and our NOL carry-forwards will begin to expire in 2027 (see Note 6 to our consolidated financial statements included in “Item 8—Financial Statements and Supplementary Data”).

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

If we fail to maintain our exclusion or secure a different exclusion or exemption if necessary, we may be required to register as an investment company, or we may be required to acquire or dispose of assets in order to meet our exemption. Any such asset acquisitions or dispositions may include assets that we would not acquire or dispose of in the ordinary course of business, may be at unfavorable prices and result in a decline in the price of our common stock. If we are required to register under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies and result in a decline in the price of our common stock.

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

Employees

As of December 31, 2012, we had 11 employees. Our employees are not subject to any collective bargaining agreement and we believe that we have good relations with our employees.

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

Since mid-2007, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that may adversely affect the performance and market value of the MBS we acquire.  Securities backed by residential mortgage loans originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies.  Additionally, MBS issued in earlier periods may not be performing as expected.  Many MBS have been downgraded by the rating agencies in recent years and the rating agencies may in the future downgrade MBS.  As a result, the market for these securities may be adversely affected for a significant period of time.

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

Current market conditions may impair borrowers’ ability to refinance or sell their properties, which may contribute to higher delinquency, default rates and extended term of mortgages.  Borrowers seeking to avoid increased monthly payments by refinancing may no longer be able to find available replacement loans at comparably low interest rates.  A continued decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance.  Borrowers who intended to sell their homes or refinance their existing mortgage loans on or before the expiration of the fixed-rate periods on their mortgage loans may find that they cannot sell their property for an amount equal to or greater than the unpaid principal balance of their loans or obtain new financing at lower rates. In addition, some mortgage loans may include prepayment premiums that may further inhibit refinancing.

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

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption several years ago, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these GSEs and the financial markets generally. The Housing and Economic Recovery Act was signed into law on July 30, 2008, and it established the FHFA. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac in an effort to stabilize the entities. The FHFA, together with the U.S. Treasury and the U.S. Federal Reserve, has also undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and agency-backed MBS issued or guaranteed by Fannie Mae or Freddie Mac.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. In February 2011, the U.S. Treasury and the Department of Housing and Urban Development released a White Paper titled “Reforming America’s Housing Finance Market,” or the Housing Report, in which they proposed to reduce or eliminate the role of GSEs in mortgage financing. The Housing Report calls for phasing in increased pricing of Fannie Mae and Freddie Mac guarantees to help level the playing field for the private sector to take back market share, reducing conforming loan limits by allowing the temporary increase in Fannie Mae’s and Freddie Mac’s conforming loan limits to reset as scheduled on October 1, 2011 to the lower levels set in the Housing and Economic Recovery Act of 2008 and continuing to wind down Fannie Mae’s and Freddie Mac’s investment portfolio at an annual rate of no less than 10% per year. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes agency-backed MBS, have broad adverse market implications and negatively impact us.

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into Federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. government in providing liquidity for the residential mortgage market. If federal policy makers decide that the U.S. government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. government could decide to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we may not be able to acquire agency-backed MBS from these companies, which could drastically reduce the amount and type of agency-backed MBS available for investment, thereby increasing the price of these assets. Additionally, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from agency-backed MBS, thereby tightening the spread between the interest we earn on our portfolio and our financing costs. Additionally, the U.S. government could elect to stop providing credit support of any kind to the mortgage market. If any of these events were to occur, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or the amount of agency-backed MBS for which they provide guarantees. The effect of the actions taken by the U.S. government remains uncertain. Furthermore, the scope and nature of the actions that the U.S. government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. government and could also nationalize or eliminate these GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, financial condition, and results of operations and our ability to pay distributions to our stockholders.

To the extent that we invest in agency-backed MBS that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these GSEs may not be fully able to satisfy their guarantee obligations or that these guarantee obligations may be repudiated, which would adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

All the agency-backed MBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities. The interest and principal payments we receive on the agency-backed MBS that we acquire are guaranteed by Fannie Mae or Freddie Mac, but are not guaranteed by the U.S. government.  To the extent these GSEs are not able to fully satisfy their guarantee obligations or that these guarantee obligations are repudiated, the value of our investment portfolio and our ability to sell or finance these securities would be adversely affected.

The downgrade of the U.S. credit rating, failure to avoid the “fiscal cliff” in the U.S., and the economic crisis in Europe could negatively impact our liquidity, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns and the possibility that U.S. lawmakers may be unable to avoid the “fiscal cliff,” together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, some economists predict the U.S. economy could fall into recession if the U.S. government fails to achieve a plan to avoid the “fiscal cliff,” which generally refers to certain tax increases and automatic spending cuts that were scheduled to become effective at the end of 2012. The U.S. government adopted legislation in December 2012 to address the planned tax increases, but deferred many of the automatic spending cuts for two months.  In January 2013, the U.S. government adopted legislation to suspend the debt ceiling for three months. Further, Moody’s and Fitch have each warned that they may downgrade the U.S. government’s rating if the federal debt is not stabilized. If the U.S.’s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. government’s credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Absent further quantitative easing by the U.S. Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

Market conditions and actions by governmental authorities may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS.  Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions.  The Homeowner Affordability and Stability Plan (HASP) announced by the U.S. Treasury in February 2009, the expansion of the Home Affordable Refinance Program (HARP) announced by the Federal Housing Finance Agency in October 2011, and the U.S. Federal Reserve’s announced plan to purchase $45 billion of long-term Treasury bonds per month, as described above, have caused, and could continue to cause, an increase in prepayment rates.  If the dislocations in the residential mortgage market, recent or future government actions or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected.  If we are unable to accurately forecast interest and prepayment rates, our financial position and results of operations could be materially adversely affected.

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

In September 2011, the White House announced a major plan to allow some of the 11 million homeowners who then owed more on their mortgages than their homes were worth to refinance.  In October 2011, the FHFA announced proposed changes to HARP that would expand access to refinancing for qualified individuals and families whose homes have lost value, among other things, increasing the HARP loan-to-value ratio above 125%.  However, this would only apply to mortgages guaranteed by the GSEs.  There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan.  The chances of this initiative’s success have created additional uncertainty in the MBS market, particularly with respect to possible increases in prepayment rates.

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

Our private-label MBS portfolio has concentrated risks with respect to residential real estate loans. In general, losses on an asset securing a residential real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose the equity invested in the property) and, thereafter, by mezzanine or preferred equity investors, if any, then by a cash reserve fund or letter of credit, if any, then by the first-loss holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit and classes of securities junior to those in which we invest (if any), we may not be able to recover any or all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraisal or if the values subsequently declined and, as a result, less collateral is available to satisfy interest and principal payments due on the related private-label MBS, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and so on. Any credit enhancement we may have with respect to our private-label MBS could be insufficient to protect us from a complete loss.

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

As our repurchase agreements and other short-term borrowing instruments mature, we must either enter into new repurchase agreements or sell a portion of our mortgage-related assets or other investment securities at times when we might not otherwise choose to do so.  Lenders may seek to use a new maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations.  Moreover, current conditions in the credit markets may make it impracticable to enter into new repurchase agreements or other short-term facilities.  See “Risks Related to our Business—In general, changes in market conditions could further adversely and materially affect our business and the value of our capital stock could be negatively impacted.”

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

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans.  Homeowners tend to prepay mortgage loans faster when interest rates decline.  Furthermore, HASP, the U.S. Federal Reserve’s announced plan to purchase $45 billion of long-term Treasury bonds per month as described below, and the expansion of HARP have caused, and could continue to cause, an increase in prepayment rates.  When interest rates decline, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates.  Conversely, homeowners tend not to prepay mortgage loans when interest rates increase.  Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates.  This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage-based securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our shareholders.  Fannie Mae or Freddie Mac guarantees of principal and interest related to the agency-backed MBS we own do not protect us against prepayment risks. Prepayments are generally reflected as a reduction of premium, which means that prepayments may result in recognition of loss in investment value for us.

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

Although the immediate impact of QE3 was an increase in agency-backed MBS prices, it is uncertain what effect QE3 and other recently announced governmental actions might have in the future on the price and liquidity of the securities in which we invest. However, the confluence of factors such as QE3 and further governmental efforts to increase home loan refinancing opportunities could simultaneously raise prices and increase prepayment activity, which could place downward pressure on our net interest margin.

On September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing (QE3), which is an open-ended program designed to expand the U.S. Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of agency-backed MBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with programs to extend the average maturity of the U.S. Federal Reserve’s holdings of securities, known as “Operation Twist” and described below, and reinvest principal and interest payments from the U.S. Federal Reserve’s holdings of agency debt and agency-backed MBS into agency-backed MBS, QE3 was expected to increase the U.S. Federal Reserve’s holdings of long-term securities by $85 billion each month through the end of 2012. The U.S. Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected.

The U.S. Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the U.S. Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program will replace the former program known as “Operation Twist,” in which the U.S. Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds. The U.S. Federal Reserve expects these measures to put downward pressure on long-term interest rates.

The immediate impact of the announcement of QE3 was an increase in agency-backed MBS prices. This effect was especially pronounced agency-backed MBS that the U.S. Federal Reserve is expected to target for acquisition under QE3. Since the initial price spike, prices for all but the target securities have receded below the price levels that existed before the announcement of QE3. To the extent that the scope and effectiveness of government-sponsored refinancing programs increases, prepayments on our target securities could increase accordingly. The combination of higher prices and higher refinancing activity on our target securities could decrease our net interest margin and/or book value. To the extent QE3 decreases the liquidity in the market of our target securities, which has yet to be the case, we might not be able to acquire the securities we target or acquire them in the quantities we desire.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA's proposed revisions to Fannie Mae's, Freddie Mac's and Ginnie Mae's existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposed a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

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

While there are signs of a recovery, the U.S. economy continues to be impacted by various global and domestic conditions and may continue to change adversely during 2013 and in future periods.  In response to the financial issues affecting the banking system and the financial markets, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence.  Future government, legislative or regulatory actions, among the other factors discussed above, could materially adversely affect our business in many ways.

The voting power of our principal shareholders and other executive officers, directors and nominees may result in corporate action with which you do not agree and may discourage third party acquisitions of our company and prevent our shareholders from receiving any premium above market price for their shares.

Eric F. Billings has significant influence over our operations through his ownership of our common stock, which, as of January 31, 2013, represents approximately 9.3% of the total voting power of our common stock. In addition, Mr. Billings serves as Chairman of our Board of Directors and as our Chief Executive Officer. As of January 31, 2013, Mr. Billings and all of our other executive officers, directors and nominees, as a group, control approximately 11.4% of our total voting power. The extent of the influence that Mr. Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Mr. Billings. Mr. Billings could have interests that are different than those of our other investors and could take or influence actions with which our other investors disagree.

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

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, many of which are beyond our control, including the market value of the MBS we acquire, prepayment rates and changes in interest rates. As a result, we may fail to meet profitability or dividend expectations, which could negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

We cannot assure you that we will be able to pay dividends in the future.

Pursuant to our variable dividend policy, our Board of Directors, in its sole discretion, reinstated the payment of a cash dividend during 2010.  However, there can be no assurances that they will continue to do so.  The amount and timing of any distributions we may make are in the sole discretion of our Board of Directors.

 Litigation involving our company could result in significant legal expenses and have a material adverse effect on our business, financial condition, results of operations and cash flows.

As described under “Item 3—Legal Proceedings” in this Annual Report on Form 10-K, we are currently, and may in the future become, subject to litigation. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against.  We cannot predict the ultimate outcome of pending litigation, and cannot estimate the likelihood or potential dollar amount of any adverse results.  We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies.  As a result, any reserves we establish to cover any settlements or judgments, if any, may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition.  In the event of an adverse judgment in any action or proceeding, we may be required to pay damages or penalties, or other remedies may be imposed upon us, which could have a material adverse impact upon our financial position, results of operations and cash flows and could also cause us significant reputational harm, which in turn could seriously harm our business and prospects.

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

In addition, we have entered into indemnification agreements with certain of our current and former directors and officers under which we are generally required to indemnify them against liability incurred by them in connection with any action or proceeding to which they are or may be made a party by reason of their service in those or other capacities, if the conduct in question was in our best interests and the person was conducting themselves in good faith (subject to certain exceptions, including liabilities arising from willful misconduct, a knowing violation of the criminal law or receipt of an improper benefit).

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

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business, financial condition and results of operations.

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps or other derivatives may be considered a “commodity pool,” which would cause its operators (in some cases the fund’s directors) to be regulated as “commodity pool operators,” or CPOs. Under new rules adopted by the U.S. Commodity Futures Trading Commission (CFTC) for which the compliance date generally was December 31, 2012 as to those funds that become commodity pools solely because of their use of swaps CPOs must by then have filed an application for registration with the National Futures Association (NFA) and have commenced and sustained good faith efforts to comply with the Commodity Exchange Act and CFTC’s regulations with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct applicable for their activities as CPOs as if the CPOs were in fact registered in such capacity (which also requires compliance with applicable NFA rules). However, the CFTC’s Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent (5%) of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions which are not qualifying hedging transactions to less than five percent (5%) of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO registration or compliance is required. We have claimed the relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter. However, there can be no assurance that the CFTC will agree that we are entitled to the no-action letter relief claimed.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the CFTC staff does not provide the no action letter relief we requested or asserts that we are not entitled to the mortgage REIT no-action letter relief claimed or if CFTC otherwise determines that CPO registration and compliance is required of us, we may be obligated to furnish additional disclosures and reports, among other things. Further, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC’s rules thereunder, including the no-action letter request or the mortgage REIT no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

We face competition for personnel, which could adversely affect our business and in turn negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

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

If we issue debt securities or other equity securities that rank senior to our common stock for the purposes of dividing and liquidating distributions, our operations may be restricted and we will be exposed to additional risk and the market price of our Class A common stock could be adversely affected.

If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable or other securities registered pursuant to our shelf registration statement that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock shares of preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Class A common stock .  We, and indirectly our shareholders, will bear the cost of issuing and servicing such securities.  Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets.  Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock and our ability to pay distributions to our shareholders.

Future decreases in the Company’s book value attributable to deferred tax assets may reduce the market price of our shares.

As disclosed elsewhere throughout this Annual Report on Form 10-K, our book value per share of $35.24 as of December 31, 2012 reflects $12.30 per share related to the deferred tax assets on our balance sheet. As we benefit from the utilization of the deferred tax assets in future periods, our corresponding book value attributable to the deferred tax assets utilized will be reduced by the same amount and the reported GAAP net income will also be reduced for the corresponding income tax effect, which could negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

Tax Risks of our Business and Structure

Our ability to use NOL carry-forwards and NCL carry-forwards to reduce our taxable income may be limited.

We revoked our status as a real estate investment trust (REIT) effective as of January 1, 2009, in part to maximize the use of potential tax benefits flowing from our existing NOLs or NCLs and certain other tax attributes. We must have taxable income or gains to benefit from theses NOLs, NCLs and certain other tax attributes. Although we believe that a significant portion of our NOLs will be utilized to offset the taxable income, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

In addition, our NOL and NCL carry-forwards may be limited by Sections 382 and 383 of the Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for February 2013 is 2.83%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carry-forwards for the remainder of the carry-forward period and such losses can be used to offset taxable income for years within the carry-forward period subject to the Section 382 limitation in each year. However, if the carry-forward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carry-forward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carry-forward period for NCLs is five years from the year in which the losses giving rise to the NCLs were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

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

If we elect in the future to be treated as a REIT, complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

Beginning with our 2014 taxable year, we will be eligible to elect to be treated as a REIT. We might make such election for various reasons. For example, if we are limited in our ability to use our NOLs and NCLs under Sections 382 and 383 of the Code, we may elect REIT status to eliminate corporate level tax on our income that we distribute to our stockholders. To qualify as a REIT for federal income tax purposes, we would be required to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits. In addition, in order to qualify as a REIT, an entity must distribute to its stockholders, each calendar year, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. As a result, if we elect to be treated as a REIT, we generally will be required to distribute our earnings to our stockholders rather than retaining our earnings for reinvestment in our business. The decision to elect REIT status is in the sole discretion of our Board of Directors, and no assurance can be given that we will, or will not, elect such status for 2014 or in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209.

We sublease office space to Billings Capital Management, LLC (BCM) which is an investment management company owned and operated by Eric F. Billings, our Chairman and Chief Executive Officer, and his sons. The lease term is month-to-month, based on pro-rata share of the space occupied by BCM. The lease payments to us totaled $43 thousand for the year ended December 31, 2012.

ITEM 3.	LEGAL PROCEEDINGS

As previously disclosed, on August 19, 2011, Hildene Capital Management, LLC filed a purported class action complaint captioned Hildene Capital Management, LLC v. Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), FBR Capital Trust VI, FBR Capital Trust X, Wells Fargo Bank, N.A., as Trustee, and John and Jane Does 1 through 100, No. 11 Civ. 5832, in the United States District Court for the Southern District of New York (the “Complaint”).  The Complaint alleges unlawful acts by the Company in connection with its purchase of preferred securities issued by FBR Capital Trust VI and FBR Capital Trust X (the “FBR Trusts”) from two CDOs, Tropic IV CDO Ltd. and Soloso CDO 2005-1 Ltd., in September 2009.

On November 9, 2011, the Company filed a motion to dismiss the Complaint on behalf of itself and the FBR Trusts.  On December 14, 2011, Plaintiff filed an Amended Complaint.  In the Amended Complaint, Plaintiff added Hildene Opportunities Master Fund, Ltd. as a plaintiff.  Plaintiffs no longer assert class action claims, but have asserted direct and derivative claims against the Company and Wells Fargo Bank, N.A., as trustee for Tropic III CDO Ltd., Tropic IV CDO Ltd., and Soloso CDO 2005-1 Ltd.  On January 20, 2012, the Company filed a motion to dismiss the Amended Complaint on behalf of itself and the FBR Trusts.  On April 25, 2012, the Court held a hearing on that motion.  On August 15, 2012, the Court issued an order granting in part and denying in part the motion to dismiss.  The Company filed its Answer to the Amended Complaint on September 17, 2012.

As of January 31, 2013, there is an agreement in principle to resolve the case on terms that would not have a material impact to the financial position of the Company.

Also as previously disclosed, on November 20, 2012, the Company announced that it has been advised by the Staff of the SEC (the Staff) that the investigation initiated by the Staff as previously disclosed, in which a “Wells Notice” was issued to the Company, has been terminated and that no enforcement action has been recommended. The investigation related to the disclosures in the offering material for an MBS offering sponsored in 2007 by a former non-broker-dealer subsidiary of the Company. The Company’s Chief Investment Officer, Mr. Brian Bowers, also received a similar notice from the Staff that the investigation against him has been terminated and that no enforcement action has been recommended.

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

Our Class A common stock is listed on the NYSE under the symbol “AI.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2012 and 2011.

	Price Range of Class A Common Stock
	High	Low
Year Ended December 31, 2012
Fourth Quarter	$24.21	$17.84
Third Quarter	25.49	21.59
Second Quarter	23.93	20.85
First Quarter	25.19	20.24
Year Ended December 31, 2011
Fourth Quarter	26.12	19.00
Third Quarter	31.88	22.50
Second Quarter	32.63	26.04
First Quarter	31.24	23.80

On January 31, 2013, there were approximately 248 record holders of our Class A common stock. There is no established public trading market for our Class B common stock, and on January 31, 2013, there were approximately 17 record holders of our Class B common stock. If declared, Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

The Board of Directors approved and we declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

Purchases of Equity Securities by the Issuer

The following table provides information on our share repurchases during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2012	—	$—	—	—
November 1 to November 30, 2012	41,790	18.79	41,790	205,485	(2)
December 1 to December 31, 2012	—	—	—	—

Total	41,790	$18.79	41,790	205,485	(2)

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

(2)	We repurchased 294,515 shares of our Class A common stock under the 2010 repurchase Program through December 31, 2012.

During the year ended December 31, 2012, we repurchased 41,790 shares of our Class A common stock at an average price of $18.79 per share and a total cost of $0.8 million.

 Stock Comparison Graph

The following graph compares the change in the cumulative total shareholder return for our Class A common stock from December 31, 2007 to December 31, 2012 as calculated by Securities Industry Analytics, LLC, with the comparable cumulative return of two indexes: the Standard & Poor’s (S&P) 500 Stock Index and our Peer Group Index. Our Peer Group Index is consistent with the peer group approved by the Compensation Committee of our Board of Directors based on the size of market capitalization and/or lines of business.

Our Class A common stock trades on the NYSE. The graph assumes $100 invested on December 31, 2007 in our Class A common stock and $100 invested at the same time in each of the above-mentioned indexes. The comparison assumes that all dividends are reinvested.

Comparison of 5-Year Cumulative Total Return Among Arlington Asset Investment Corp.,
the Peer Group Index, and the S&P 500 Index

	AAIC Prices(1)	AAIC Indexed	Peer Group(2)	S&P 500 Indexed
December 31, 2007	$62.80	$100.00	$100.00	$100.00
December 31, 2008	3.40	5.41	24.37	63.06
December 31, 2009	15.23	24.25	29.57	79.70
December 31, 2010	23.99	40.13	54.95	91.67
December 31, 2011	21.33	40.05	48.47	93.62
December 31, 2012	20.77	47.31	77.95	108.55

(1)	Closing price of our Class A common stock on the NYSE on the last trading day of each year as shown adjusted for the impact of 1-for-20 reverse stock split effective on October 6, 2009.
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

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations
Interest income
Interest on MBS	$64,154	$52,545	$39,566	$13,940	$77,954
Interest on loans held for sale	—	—	—	—	37
Dividends	—	—	—	112	724
Other interest income	—	—	1	27	2,379
Total interest income	64,154	52,545	39,567	14,079	81,094

Interest expense
Interest on short-term debt	4,475	2,043	593	495	50,554
Interest on long-term debt	490	465	562	3,150	21,764
Interest on mortgage loans and mortgage banking operations	—	—	—	—	401
Other interest expense	—	—	—	—	32
Total interest expense	4,965	2,508	1,155	3,645	72,751
Net interest income	59,189	50,037	38,412	10,434	8,343
Other (loss) income, net
Investment (loss) gain, net	(10,723)	(19,166)	3,328	3,926	(390,378)
Other (loss) gain, net	(15)	(14)	(14)	(151)	83,947
Gain on extinguishment of long-term debt	—	—	—	160,435	39,083
Total other (loss) income, net	(10,738)	(19,180)	3,314	164,210	(267,348)
Income (loss) from continuing operations before other expenses	48,451	30,857	41,726	174,644	(259,005)
Other expenses
Compensation and benefits	10,339	10,065	10,660	14,366	21,780
Professional services	4,118	1,833	1,263	7,053	6,056
Business development	136	121	97	6,577	604
Occupancy and equipment	467	374	388	538	1,248
Communications	202	197	204	246	237
Other operating expenses	2,184	1,599	2,022	5,709	18,771
Total other expenses	17,446	14,189	14,634	34,489	48,696

Income (loss) from continuing operations before income taxes	31,005	16,668	27,092	140,155	(307,701)
Income tax (benefit) provision	(160,821)	1,495	506	9,522	1,899

Net income (loss) from continuing operations, net of taxes	191,826	15,173	26,586	130,633	(309,600)
Loss from discontinued operations, net of taxes	—	—	—	(25,547)	(194,730)

Net income (loss)	191,826	15,173	26,586	105,086	(504,330)
Net loss attributable to noncontrolling interest	—	—	—	(11,459)	(86,867)

Net income (loss) attributable to Arlington Asset Investment Corp. shareholders	$191,826	$15,173	$26,586	$116,545	$(417,463)

	December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data
Assets
Cash and cash equivalents	$35,837	$20,018	$12,412	$10,123	$46,851
Receivables
Interest	4,869	2,366	2,345	2,011	1,130
Sold securities receivable	26,773	41,321	—	—	—
Other	644	11	219	20	356
Investments
Mortgage-backed securities, at fair value
Available-for-sale	199,156	179,566	252,909	295,600	139,955
Trading	1,556,440	636,872	174,055	—	—
U.S. Treasury bonds, at fair value	—	—	—	—	550,000
Other investments	2,347	2,946	8,287	2,580	13,802
Derivative assets, at fair value	—	504	—	—	—
Deferred tax assets, net	162,281	—	—	—	—
Deposits	85,652	71,079	4,748	2,589	—
Prepaid expenses and other assets	159	377	358	726	7,475
Assets of discontinued operation	—	—	—	—	800,722
Total assets	$2,074,158	$955,060	$455,333	$313,649	$1,560,291
Liabilities
Repurchase agreements	$1,497,191	$647,977	$190,220	$126,830	$647,003
Interest payable	582	504	187	124	2,019
Accrued compensation and benefits	1,542	6,177	7,201	5,921	3,339
Dividend payable	—	6,785	4,655	—	—
Derivative liabilities, at fair value	76,850	63,024	2,398	—	—
Purchased securities payable	—	15,820	2,555	—	—
Accounts payable, accrued expenses and other liabilities	17,837	16,401	16,373	13,904	13,322
Long-term debt	15,000	15,000	15,000	16,857	254,357
Liabilities of discontinued operation	—	—	—	—	496,995
Total liabilities	1,609,002	771,688	238,589	163,636	1,417,035
Equity
Common stock and additional paid-in capital	1,638,193	1,508,790	1,506,048	1,507,474	1,494,722
Accumulated other comprehensive income (loss), net of taxes	38,985	38,367	63,495	7,015	(118)
Accumulated deficit	(1,212,022)	(1,363,785)	(1,352,799)	(1,364,476)	(1,481,021)
Total Arlington Asset Investment Corp. shareholders’ equity	465,156	183,372	216,744	150,013	13,583
Noncontrolling interest	—	—	—	—	129,673
Total equity	465,156	183,372	216,744	150,013	143,256
Total liabilities and equity	$2,074,158	$955,060	$455,333	$313,649	$1,560,291
Statistical Data
Basic earnings (loss) per share(3)	$18.80	$1.97	$3.44	$15.19	$(55.23)
Diluted earnings (loss) per share(3)	$18.73	$1.96	$3.38	$14.89	$(55.23)
Book value per share(1) (3)	$35.24	$23.67	$28.46	$19.54 (2)	$1.80 (2)
Total employees(1)	11	10	10	10	579
Return on average assets	14%	2%	7%	25%	(16)%
Return on average equity	78%	7%	15%	65%	(98)%
Dividend payout ratio	19%	172%	55%	—	—
Average Equity to assets ratio	18%	24%	46%	38%	17%
Basic weighted average shares outstanding (in thousands)(3)	10,205	7,720	7,734	7,675	7,558
Diluted weighted average shares outstanding (in thousands)(3)	10,242	7,741	7,873	7,825	7,558
Cash dividends per common share(3)	$3.50	$3.375	$1.90	$—	$—

(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable shares of 80 shares pledged as collateral as of December 31, 2009 and 2008.
(3)	Reflects the impact of 1-for-20 reverse stock split effective on October 6, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing (QE3), which is an open-ended program designed to expand the U.S. Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of agency-backed MBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with programs to extend the average maturity of the U.S. Federal Reserve’s holdings of securities, known as “Operation Twist” and described below, and reinvest principal and interest payments from the U.S. Federal Reserve’s holdings of agency debt and agency-backed MBS into agency-backed MBS, QE3 was expected to increase the U.S. Federal Reserve’s holdings of long-term securities by $85 billion each month through the end of 2012. The U.S. Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected.

The U.S. Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the U.S. Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program will replace the existing program known as “Operation Twist,” in which the U.S. Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds.

The immediate impact of the announcement of QE3 was an increase in agency-backed MBS prices. This effect was especially pronounced for agency-backed MBS that the U.S. Federal Reserve is expected to target for acquisition under QE3. Since the initial price spike, prices for all but the target securities have receded below the price levels that existed before the announcement of QE3. To the extent that the scope and effectiveness of government-sponsored refinancing programs increases, prepayments on our target securities could increase accordingly. The combination of higher prices and higher refinancing activity on our target securities could decrease our net interest margin. To the extent QE3 decreases the liquidity in the market of our target securities, which has yet to be the case, we might not be able to acquire the securities we target or acquire them in the quantities we desire.

The U.S. Federal Reserve expects these measures to put downward pressure on long-term interest rates. In the short term, these actions have driven agency-backed MBS prices to new highs, which have further compressed interest spreads, and increased the sensitivity to increases in prepayments.

While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued historically low interest rate environment and the European financial crisis. We believe the general business environment will continue to be challenging in 2013 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, the overall market value of U.S. equities and liquidity in the financial system. Depending on the market development and movement, we may seek to re-align our strategy and our portfolio.  We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and seek the highest risk-adjusted returns for our capital.

Executive Summary

During 2012, we completed two public offerings of our Class A common stock, raising an aggregate of $129.2 million in capital, after deducting underwriting discounts and commissions and expenses. We deployed the capital raised from these public offerings primarily in 30 year fixed-rate agency-backed MBS and private-label MBS. As of December 31, 2012, our MBS portfolio consisted of $1.8 billion in fair value.

We believe that our MBS portfolio continued to perform well during the year ended December 31, 2012.  The overall value of our agency-backed MBS portfolio increased, primarily as a result of QE3, the low interest rate environment, and the value of our private-label MBS portfolio held steady, primarily from an expected improvement in credit performance in general.  As discussed above, unlike the prior quantitative easing programs, QE3 is more open-ended which we consider a significant change. This has affected MBS products by increasing the price of these bonds. However, these actions by the U.S. Federal Reserve have caused some concern that the effect of lower borrowing costs will increase the prepayments of the existing MBS population. This in turn, has caused MBS with prepayment protection attributes, such as most of our MBS positions, to increase in value. While we benefit from the increase in price, it may result in decreases in yields and net spread.

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

We continued to evaluate the opportunities across the mortgage industry and seek the highest risk-adjusted returns for our capital, and to strengthen our position and to maximize return to our shareholders. We evaluated and prioritized the risk-adjusted return we expect to receive on every asset based upon a current cash yield perspective as well as from a total yield perspective that includes expected reflation, which is defined as an increase in value between the amortized cost basis and the par value of the security. Historically, based on market conditions, we believe our MBS assets have provided us with higher relative risk-adjusted rates of return than most other portfolio opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector. We intend to continue to evaluate acquisition opportunities against the returns available in each of our asset alternatives and endeavor to allocate our assets and capital with an emphasis toward what we believe will generate the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments. We believe we have constructed a private-label MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS. We also believe the strategy of maintaining our combined portfolio, agency-backed MBS and private-label MBS, allows us to mitigate risk exposures in a sometimes unexpected and volatile environment.

As of December 31, 2012, we had net deferred tax assets of $162.3 million, net of $107.1 million in valuation allowance. For the year ended December 31, 2012, we released $162.5 million of valuation allowance previously provided for certain deferred tax assets. Our evaluation of the reasonableness of our valuation allowance on deferred tax assets is an on-going process.  The evaluation includes an assessment of both the positive and negative evidences such as historical results of operations and future projections, the size of the MBS portfolio, net yield, and comparison of management’s forecasts to actual results. For the year-ended December 31, 2012, we determined that the positive evidences described below out-weighed the negative evidences and that it is more-likely-than-not that the deferred tax assets will be realized based on our forecast of future net income, which provides support for the release of the valuation allowance on certain deferred tax assets resulted from NOLs and other temporary items. We cannot assure you, however that these deferred tax assets will in fact be realized. See “Item 1A—Risk Factors—Future decreases in the Company’s book value attributable to deferred tax assets may reduce the market price of our shares.” in this Annual Report on Form 10-K.

We have generated taxable income of $16.5 million, $27.5 million, and $45.4 million during the years ended December 31, 2010, 2011, and 2012, respectively, demonstrating a positive and consistent earnings trend over the three year period ended December 31, 2012. We expect to continue to benefit from the significant increase in our MBS portfolio. Our MBS portfolio increased to $1.8 billion as of December 31, 2012 from $0.8 billion and $0.4 billion as of December 31, 2011 and 2010, respectively. This increase is primarily from the deployment of the proceeds from our capital raising activities during the year ended December 31, 2012 as discussed above.

In addition to the capital raising activities, there were several other significant transactions that occurred in 2012 that further support the release of the valuation allowance. The significant growth in our MBS portfolio, as discussed above, provides a level of net interest income that can absorb a higher degree of volatility and uncertainty in the market, which we expect to provide a more stable and consistent level of income. Along with the growth in our agency-backed MBS, our borrowing capacity also increased with various counterparties and credit availability of the counterparties also expanded. In addition, various market conditions are also showing signs of improvement and stabilization such as housing price appreciation.

We maintained a valuation allowance of $107.1 million as of December 31, 2012 on our deferred tax assets attributable to NCLs that are expected to expire in 2013 and 2014.

With the release of the valuation allowance, our book value per share of $35.24 as of December 31, 2012 reflects $12.30 per share related to the deferred tax assets on our balance sheet. As we benefit from the utilization of the deferred tax assets in future periods, the corresponding book value attributable to the deferred tax assets utilized will be reduced by the same amount and the reported GAAP net income will also be reduced for the corresponding income tax effect.

For the year ended December 31, 2012, we had net income of $191.8 million, or $18.73 per share (diluted), compared to $15.2 million, or $1.96 per share (diluted), for the year ended December 31, 2011. As of December 31, 2012, our book value per share was $35.24. In addition to the release of $162.5 million of valuation allowance on certain deferred tax assets that was included in net income, our net income includes net interest income of $59.2 million for the year ended December 31, 2012 compared to net interest income of $50.0 million for the year ended December 31, 2011. Our other expenses increased to $17.4 million during the year ended December 31, 2012 compared to $14.2 million for the year ended December 31, 2011.

The following is a summary of our net income for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Net interest income	$59,189	$50,037	$38,412
Other (loss) income, net	(10,738)	(19,180)	3,314
Other expenses	17,446	14,189	14,634
Income before income taxes	31,005	16,668	27,092
Income tax (benefit) provision	(160,821)	1,495	506
Net income	$191,826	$15,173	$26,586

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the years ended December 31, 2012 and 2011. Our core operating income for the years ended December 31, 2012 and 2011 was $50.3 million and $46.4 million, respectively. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for principal repayments in excess of proportionate invested capital, (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments, (4) other-than-temporary impairment charges recognized, and (5) release of valuation allowance on deferred tax assets. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2012	2011
GAAP net income	$191,826	$15,173
Adjustments
Adjusted expenses(1)	2,627	1,825
Release of valuation allowance on deferred tax assets	(162,519)	—
Stock compensation	998	1,014
Net unrealized mark-to-market loss on trading MBS and hedge instruments	7,352	31,353
Other-than-temporary impairment charges	15,708	1,223
Adjusted interest related to purchase discount accretion(2)	(5,644)	(4,218)
Non-GAAP core operating income	$50,348	$46,370

(1)
Adjusted expenses reflect certain professional fees, litigation expenses and recovery, and income taxes that are not considered representative of routine or core operating-related activities of our company.

(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

As of December 31, 2012, our agency-backed MBS consisted of $1.4 billion in face value with a cost basis of $1.5 billion and was fair valued at $1.6 billion. Our agency-backed MBS had a weighted-average coupon of 4.04% and a weighted-average cost of funding of 0.48% at December 31, 2012. During the year ended December 31, 2012, we received proceeds of $379.3 million from the sale of $346.0 million in face value of our agency-backed MBS, realizing $4.8 million in net gains, or realized net gains of $15.3 million from the acquisition price.

We have entered into Eurodollar futures to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through September 30, 2018 and have a lifetime weighted-average rate of 2.87%, as compared to a lifetime weighted-average market rate of 1.11% as of December 31, 2012. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term.

As of December 31, 2012, our private-label MBS portfolio consisted of $330.6 million in face value with an amortized cost basis of $159.7 million and was fair valued at $199.1 million. The unamortized net discount on our private-label MBS portfolio was $170.9 million as of December 31, 2012. During the year ended December 31, 2012, we recognized net interest income of $23.6 million, representing a 15.9% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. We also recognized $15.2 million in other-than-temporary impairment charges during the year ended December 31, 2012. This charge does not affect non-GAAP core operating income or book value, but does reduce our net income and lowers the accounting basis used to record future discount accretion.

During 2012, we received proceeds of $34.1 million from the sale of $53.5 million in face value of our private-label MBS, realizing $9.8 million in gains.

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

During 2012, we recognized $15.2 million and $0.5 million in other-than-temporary impairment charges on our private-label MBS portfolio and on an investment in interest-only MBS, respectively.

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

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of December 31, 2012 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$984,565	$1,083,810
Freddie Mac	432,507	472,630
Available-for-sale
Agency-backed MBS
Fannie Mae	65	70
Private-label MBS
Senior securities	12,130	7,519
Re-REMIC securities	318,488	191,567
Other mortgage related assets	96,138	478
Total	$1,843,893	$1,756,074

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

Other operating expenses include professional liability and property insurance, directors’ fees including cash and stock awards, printing and copying, business licenses and taxes, offices supplies, penalties and fees, charitable contributions and other miscellaneous office expenses, if any.

Results of Operations

Comparison of the years ended December 31, 2012 and 2011

We reported net income of $191.8 million for the year ended December 31, 2012 compared to $15.2 million for the year ended December 31, 2011. Net income included the following results for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2012	2011
Interest income	$64,154	$52,545
Interest expense	4,965	2,508
Net interest income	59,189	50,037
Other loss, net
Investment loss, net	(10,723)	(19,166)
Other loss	(15)	(14)
Total other loss, net	(10,738)	(19,180)
Other expenses	17,446	14,189
Income before income taxes	31,005	16,668
Income tax (benefit) provision	(160,821)	1,495
Net income	$191,826	$15,173

Net income increased $176.6 million to $191.8 million for the year ended December 31, 2012 from $15.2 million for the year ended December 31, 2011 primarily due to the release of $162.5 million in the valuation allowance on certain deferred tax assets as previously discussed and the following changes:

Net interest income increased $9.2 million (18.4%) to $59.2 million for the year ended December 31, 2012 from $50.0 million for the year ended December 31, 2011. The increase is primarily the result of fully deploying our investable capital on a leveraged basis to our MBS portfolio. See additional yield analysis below.

Investment loss, net, decreased $8.5 million to a loss of $10.7 million for the year ended December 31, 2012 from a loss of $19.2 million for the year ended December 31, 2011. See below for additional discussion on the components of investment gains and losses for the respective periods.

The following table summarizes the components of income from our principal investment activities, net of related interest expense (dollars in thousands):

	Year Ended December 31,
	2012	2011
Net interest income	$59,679	$50,502
Investment loss, net	(10,723)	(19,166)

 The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2012			2011
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$971,725	$39,705	4.09%	$556,097	$24,931	4.48%
Private-label MBS
Senior securities	7,787	1,319	16.94%	13,676	1,750	12.80%
Re-REMIC securities	140,890	23,007	16.33%	136,500	25,421	18.62%
Other investments	1,054	122	11.57%	1,923	278	14.48%
	$1,121,456	64,153	5.72%	$708,196	52,380	7.40%
Other		1			165
		64,154			52,545
Repurchase agreements	$953,152	(4,475)	(0.46)%	$559,086	(2,043)	(0.36)%
Net interest income/spread		$59,679	5.26%		$50,502	7.04%

The change in the composition of our MBS portfolio and related increase in net interest income by $9.2 million from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily due to the deployment of capital raised from our public offerings during the year ended December 31, 2012 primarily into our agency-backed MBS portfolio. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we reported net investment loss of $10.7 million for the year ended December 31, 2012 compared to reported net investment loss of $19.2 million for the year ended December 31, 2011. The following table summarizes the components of net investment loss (dollars in thousands):

	Year Ended December 31,
	2012	2011
Realized gains on sale of available-for-sale investments, net	$9,813	$14,894
Available-for-sale and cost method securities—other-than-temporary impairment charges	(15,708)	(1,223)
Gains on trading investments, net	22,280	31,837
Losses from derivative instruments, net	(28,755)	(64,625)
Other, net	1,647	(49)
Investment loss, net	$(10,723)	$(19,166)

We recorded other-than-temporary impairment charges of $15.2 million and $1.2 million for the year ended December 31, 2012 and 2011, respectively, related to changes in expected credit performance on available-for-sale, private-label MBS, with a cost basis of $49.4 million and $11.1 million, respectively, prior to recognizing the other-than-temporary impairment charges. For the year ended December 31, 2012, we recorded other-than-temporary impairment charges of $0.5 million on an investment in interest-only MBS. No other-than-temporary impairment charges on investments in interest-only MBS were recognized during the year ended December 31, 2011.

The realized gains on sale of available-for-sale investments, net, recognized for the year ended December 31, 2012 and 2011 were primarily the result of $34.1 million and $79.2 million of proceeds received, respectively, from the sales of $53.5 million and $119.0 million in face value of MBS, respectively. We recorded a net gain of $9.8 million and $13.0 million from these sales for the year ended December 31, 2012 and 2011, respectively. We also realized net gains from the sale of other investments of $1.9 million for the year ended December 31, 2011.

The gains on trading investments, net, recognized for the year ended December 31, 2012 were primarily the result of net gains of $4.8 million from sales and net mark-to-market gain adjustments of $17.5 million. The gains on trading investments, net, recognized for the year ended December 31, 2012, also reflects net realized gains of $15.3 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $7.0 million during the year. The gains on trading investments, net, recognized for the year ended December 31, 2011 were primarily the result of net gains of $3.9 million from sales and net mark-to-market gain adjustments of $27.9 million. The gains on trading investments, net, recognized for the year ended December 31, 2011, also reflects net realized gains of $3.1 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $28.7 million during the year.

Losses from derivative instruments recognized for the year ended December 31, 2012 were the result of net realized losses of $2.3 million and net unrealized mark-to-market loss adjustments of $26.5 million. Losses from derivative instruments recognized for the year ended December 31, 2012 also reflects net losses of $14.7 million from closed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $14.1 million during the year. Losses from derivative instruments recognized for the year ended December 31, 2011 were the result of net realized losses of $4.5 million and net unrealized mark-to-market loss adjustments of $60.1 million. Losses from derivative instruments recognized for the year ended December 31, 2011 also reflects net gains of $3.3 million from closed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $67.9 million during the year ended December 31, 2011. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Other, net primarily reflects proceeds received from the assignment of a claim that related to an agency MBS under a repurchase agreement maintained with Lehman Brothers Inc. during its bankruptcy proceedings.

Interest expense unrelated to our principal investing activity relates to long-term debt. We recognized interest expense costs of $0.5 million for the years ended December 31, 2012 and 2011.

Other expenses increased by $3.2 million (22.5%) from $14.2 million for the year ended December 31, 2011 to $17.4 million for the year ended December 31, 2012 primarily as a result of an increase in legal costs related to the SEC inquiry and Hildene litigation. The both cases have been resolved favorably without material financial impact.

Total income tax benefit increased from a provision of $1.5 million for the year ended December 31, 2011 to a benefit of $160.8 million for the year ended December 31, 2012 primarily as a result of the release of $162.5 million in valuation allowance on certain deferred tax assets. Our effective tax rate was 9.0% for the year ended December 31, 2011 as compared to (518.7)% for the same period in 2012. During the years ended December 31, 2012 and 2011, ordinary taxable income was subject to alternative minimum tax. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state net operating losses (NOLs) to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets. We recorded an expected tax liability for these periods due to taxable income for the years ended December 31, 2012 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of December 31, 2012 remains a major contributor of the total tax expense.

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

As discussed above, we reported net investment loss of $19.2 million for the year ended December 31, 2011 compared to reported net investment gain of $3.3 million for the year ended December 31, 2010. The following table summarizes the components of net investment (loss) gain (dollars in thousands):

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

The gains on trading investments, net, recognized for the year ended December 31, 2011 were primarily the result of net gains of $3.9 million from sales and net mark-to-market gain adjustments of $27.9 million.  The gains on trading investments, net, recognized for the year ended December 31, 2011, also reflects net realized gains of $3.1 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $28.7 million during the year. The losses on trading investments, net, recognized for the year ended December 31, 2010 were primarily the result of net losses of $1.2 million from sales and net mark-to-market loss adjustments of $3.3 million. The losses on trading investments, net, recognized for the year ended December 31, 2010, also reflects net realized losses of $3.6 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $0.9 million during the year.

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

Pursuant to our shelf registration statement, we completed two public offerings during the year ended December 31, 2012. We received aggregate net proceeds of $129.3 million from the offerings of 5,468,250 shares, including 713,250 shares for the underwriter’s over-allotment options, of our Class A common stock, after deducting underwriting discounts and commissions and expenses.

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

As of December 31, 2012, our liabilities totaled $1.6 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debentures accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035 and are currently redeemable by us, in whole or in part, without penalty. As of December 31, 2012, we had $15.0 million of total long-term debt. As of December 31, 2012, our debt-to-equity leverage ratio was 3.3 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of December 31, 2012, the weighted-average interest rate under these agreements was 0.52%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	December 31,
	2012	2011
Outstanding balance	$1,497,191	$647,977
Weighted-average rate	0.52%	0.49%
Weighted-average term to maturity	14.5 days	13.1 days
Maximum amount outstanding at any month-end during the period	$1,497,191	$659,459

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits and long-term investments. As of December 31, 2012, liquid assets consisted primarily of cash and cash equivalents of $35.8 million and net investments in MBS of $258.4 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $1.0 billion at December 31, 2011 to $2.1 billion as of December 31, 2012. The increase in total assets reflects the deployment of capital raised from our public offerings during the year ended December 31, 2012 primarily into our agency-backed MBS portfolio on a leveraged basis and the release of the valuation allowance on certain deferred tax assets.

As of December 31, 2012, the total par and fair value of the MBS portfolio was $1.7 billion and $1.8 billion, respectively. As of December 31, 2012, the weighted average coupon of the portfolio was 4.11%.

Cash Flows

As of December 31, 2012, our cash and cash equivalents totaled $35.8 million representing a net increase in the balance of $15.8 million from $20.0 million as of December 31, 2011.

Cash provided by operating activities of $25.7 million during 2012 was offset by net cash outflows of $940.7 million from investing activities and net cash inflows of $930.8 million from financing activities. Cash provided by operating activity was attributable primarily to cash operating income and net changes in operating assets and liabilities.

Our investing activities during 2012 included proceeds from sales of, and receipt of principal payments from, MBS totaling $489.8 million. These cash inflows were offset by $1.4 billion used to purchase MBS during 2012. Our financing activities during 2012 reflected net proceeds from repurchase agreement borrowings of $849.2 million and net proceeds from completed public offerings of Class A common stock of $129.2 million offset by $46.8 million in dividends paid.

As of December 31, 2011, our cash and cash equivalents totaled $20.0 million representing a net increase in the balance of $7.6 million from $12.4 million as of December 31, 2010. Our cash and cash equivalents included no cash and cash equivalents held by discontinued operations as of December 31, 2011 and 2010.

Cash provided by operating activities of $27.3 million during 2011 was offset by net cash outflows of $452.2 million from investing activities and net cash inflows of $432.5 million from financing activities. Cash provided by operating activity was attributable primarily to cash operating income and net changes in operating assets and liabilities.

Our investing activities during 2011 included proceeds from sales of, and receipt of principal payments from MBS totaling $332.6 million. These cash inflows were offset by $712.7 million used to purchase MBS during 2011. Our financing activities during 2011 reflected net proceeds from repurchase agreement borrowings of $457.8 million and $24.0 million in dividends paid.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

The Board of Directors approved and we declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

The Board of Directors approved and we declared and paid the following dividends for 2010:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.60	December 20	December 31	January 31, 2011
September 30	0.60	September 20	September 30	October 29
June 30	0.35	May 26	June 30	July 30
March 31	0.35	February 10	March 31	April 30

Contractual Obligations

We have contractual obligations to make future payments in connection with borrowings and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Borrowings(1)	$—	$—	$—	$—	$—	$15,000	$15,000
Minimum rental and other contractual commitments(2)	269	256	—	—	—	—	525
Capital commitments(3)	—	—	—	—	—	—	—

	$269	$256	$—	$—	$—	$15,000	$15,525

(1)
This table excludes interest payments to be made on our long-term debt securities. Based on the weighted average interest rate of 3.09% as of December 31, 2012, approximately $115.9 thousand in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2013. Interest on the $15.0 million of long-term debt floats based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. These long-term debt securities mature beginning in October 2033 through July 2035.

(2)	Equipment and office rent expense for 2012, 2011 and 2010 was $262.7 thousand, $173.3 thousand and $162.1 thousand, respectively.
(3)
The table above excludes $0.6 million of uncalled capital commitments as of December 31, 2012 to various investment partnerships that may be called over the next ten years. This commitment was $1.3 million at December 31, 2011. This amount was excluded because we cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include a liability for unrecognized income tax benefits of $12.8 million that are not contractual obligations by nature. We cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

We also have short-term repurchase agreement liabilities of $1.5 billion as of December 31, 2012. See Note 4 to the financial statements for further information.

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

As of December 31, 2012 and 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Further, as of December 31, 2012 and 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.  See Note 10 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the year ended December 31, 2012:

	Senior Securities	Re-REMIC Securities	Total Private- Label Securities
Yield (% of amortized cost)	16.9%	16.3%	16.4%
Average cost (% of face value)	61.7%	47.8%	48.3%
Weighted average coupon	2.6%	4.5%	4.4%
Delinquencies greater than 60 plus days	34.0%	17.9%	18.5%
Credit enhancement	—	3.1%	3.0%
Severity (three months average)	49.4%	45.6%	45.8%
Constant prepayment rate (three months average)	19.2%	16.8%	16.9%

Key credit and prepayment measures in our private-label MBS portfolio reflected improvement during the year ended December 31, 2012. Total 60 day plus delinquencies in our private-label MBS portfolio decreased to 18.5% at December 31, 2012 from 20.5% at December 31, 2011 and trailing three month average loss severities on liquidated loans decreased to 45.8% at December 31, 2012 from 52.0% at December 31, 2011.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of December 31, 2012. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	December 31, 2012
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
Private-label MBS	$199,086	$193,623	(2.74)%	$204,782	2.86%	$191,260	(3.93)%	$206,920	3.93%
Agency-backed MBS	1,556,510	1,556,510	—	1,556,510	—	1,556,510	—	1,556,510	—
Other	318,562	318,562	—	318,562	—	318,562	—	318,562	—
Total assets	$2,074,158	$2,068,695	(0.26)%	$2,079,854	0.27%	$2,066,332	(0.38)%	$2,081,992	0.38%

Liabilities	$1,609,002	$1,609,002	—	$1,609,002	—	$1,609,002	—	$1,609,002	—
Equity	465,156	459,693	(1.17)%	470,852	1.22%	457,330	(1.68)%	472,990	1.68%
Total liabilities and equity	$2,074,158	$2,068,695	(0.26)%	$2,079,854	0.27%	$2,066,332	(0.38)%	$2,081,992	0.38%

Book value per share	$35.24	$34.83	(1.17)%	$35.68	1.22%	$34.65	(1.68)%	$35.84	1.68%

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures and U.S. Treasury note futures. The counterparties to our derivative agreements at December 31, 2012 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 4.91 in a rising interest rate environment and 2.86 in a declining interest rate environment.

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

	December 31, 2012
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$1,755,596	$1,669,352	(4.91)%	$1,805,742	2.86%
Other	318,562	318,562	—	318,562	—
Total assets	$2,074,158	$1,987,914	(4.16)%	$2,124,304	2.42%
Liabilities
Repurchase agreements	$1,497,191	$1,497,191	—	$1,497,191	—
Derivative liability	76,850	33,038	(57.01)%	120,663	57.01%
Other	34,961	34,961	—	34,961	—
Total liabilities	1,609,002	1,565,190	(2.72)%	1,652,815	2.72%
Equity	465,156	422,724	(9.12)%	471,489	1.36%
Total liabilities and equity	$2,074,158	$1,987,914	(4.16)%	$2,124,304	2.42%

Book value per share	$35.24	$32.03	(9.12)%	$35.72	1.36%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of December 31, 2012 (dollars in thousands, except per share amounts).

	December 31, 2012
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investment	$1,869	$2,056	10.00%	$1,682	(10.00)%
Other	2,072,289	2,072,289	—	2,072,289	—
Total assets	$2,074,158	$2,074,345	0.01%	$2,073,971	(0.01)%

Liabilities	$1,609,002	$1,609,002	—	$1,609,002	—
Equity	465,156	465,343	0.04%	464,969	(0.04)%
Total liabilities and equity	$2,074,158	$2,074,345	0.01%	$2,073,971	(0.01)%

Book value per share	$35.24	$35.26	0.04%	$35.23	(0.04)%

Except to the extent that we sell our equity securities or other investments, or a decrease in their fair value is deemed to be other-than-temporary, an increase or decrease in the fair value of those assets will not directly affect our earnings; however, an increase or decrease in the value of equity method investments will directly affect our earnings.

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation.  We believe that the changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  Our financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors in its sole discretion pursuant to our variable dividend policy; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

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

Principal Investing Securities

We account for our investments in MBS as either available-for-sale or trading investments pursuant to accounting principles related to accounting for certain investments in debt and equity securities. Although we generally intend to hold our MBS until maturity, we may, from time to time, sell any of our MBS as part of the overall management of our business. The available-for-sale designation provides us with the flexibility to sell our MBS in order to act on potential market opportunities or changes in economic conditions to ensure future liquidity and to meet other general corporate purposes as they arise. These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in net investment gain (loss) in the consolidated statements of comprehensive income.

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

We evaluate available-for-sale securities and equity securities of non-public companies carried at cost for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The value of our MBS and our investments in marketable equity securities can fluctuate significantly. In evaluating these investments for other-than-temporary impairment, consideration is given to (i) the length of time and the extent to which the fair value has been lower than carrying value, (ii) the severity of the decline in fair value, (iii) the financial condition and near-term prospects of the issuer, (iv) our intent to sell, and (v) whether it is more-likely-than-not we would be required to sell the security before anticipated recovery. If it is determined that an investment impairment is other-than-temporary then the amount that the fair value is below its current basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the other-than-temporary impairment and the credit portion is recorded through our earnings.

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

Accounting for Taxes

We provided for income taxes using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on our evaluation, it is more-likely-than-not that they will not be realized. We recognize tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements.

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

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2012, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2013 Annual Meeting of Shareholders (our 2013 Proxy Statement) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2013 Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2013 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2012, included in “Item 8—Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)

•	Consolidated Balance Sheets—Years ended 2012 and 2011 (page F-3)

•	Consolidated Statements of Comprehensive Income—Years ended 2012, 2011 and 2010 (page F-4)

•	Consolidated Statements of Changes in Equity—Years ended 2012, 2011 and 2010 (page F-5)

•	Consolidated Statements of Cash Flows—Years ended 2012, 2011 and 2010 (page F-8)

•	Notes to Consolidated Financial Statements (page F-9)

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

10.02
Friedman, Billings, Ramsey Group, Inc. 1997 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.06 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*

10.03
Friedman, Billings, Ramsey Group, Inc. Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*

10.04
Friedman, Billings, Ramsey Group, Inc. Amended and Restated Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.04 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2012).*

10.05	Arlington Asset Investment Corp. Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 16, 2010).*

10.06	Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2011).*

10.07
Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2011).*

10.08
Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.07 to the Registrant’s Annual Report on Form 10-K, filed on February 23, 2012).*

10.09	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.08 to the Registrant’s Annual Report on Form 10-K, filed on February 23, 2012).*

10.10
Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2012).

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
**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010; and (iv) Consolidated Statements of Cash Flows for the years ended 2012, 2011 and 2010.  Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 8, 2013	By:	/s/ ERIC F. BILLINGS
Eric F. Billings
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric F. Billings and Kurt R. Harrington and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC F. BILLINGS	Chairman, Chief Executive Officer and	February 8, 2013
ERIC F. BILLINGS	Director (Principal Executive Officer)

/s/ J. ROCK TONKEL, JR.	President, Chief Operating Officer and	February 8, 2013
J. ROCK TONKEL, JR.	Director

/s/ KURT R. HARRINGTON	Executive Vice President and Chief	February 8, 2013
KURT R. HARRINGTON	Financial Officer (Principal Financial Officer)

/s/ DANIEL J. ALTOBELLO	Director	February 8, 2013
DANIEL J. ALTOBELLO

/s/ DANIEL E. BERCE	Director	February 8, 2013
DANIEL E. BERCE

/s/ PETER A. GALLAGHER	Director	February 8, 2013
PETER A. GALLAGHER

/s/ RALPH S. MICHAEL III	Director	February 8, 2013
RALPH S. MICHAEL III

/s/ WALLACE L. TIMMENY	Director	February 8, 2013
WALLACE L. TIMMENY

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Arlington Asset Investment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Arlington Asset Investment Corp. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia

February 8, 2013

ARLINGTON ASSET INVESTMENT CORP.
 CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$35,837	$20,018
Receivables
Interest	4,869	2,366
Sold securities receivable	26,773	41,321
Other	644	11
Mortgage-backed securities, at fair value
Available-for-sale	199,156	179,566
Trading	1,556,440	636,872
Other investments	2,347	2,946
Derivative assets, at fair value	—	504
Deferred tax assets, net	162,281	—
Deposits	85,652	71,079
Prepaid expenses and other assets	159	377
Total assets	$2,074,158	$955,060

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,497,191	$647,977
Purchased securities payable	—	15,820
Interest payable	582	504
Accrued compensation and benefits	1,542	6,177
Dividend payable	—	6,785
Derivative liabilities, at fair value	76,850	63,024
Accounts payable, accrued expenses and other liabilities	17,837	16,401
Long-term debt	15,000	15,000
Total liabilities	1,609,002	771,688

Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 12,560,970 and 7,099,336 shares issued and outstanding, respectively	126	71
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 554,055 and 566,112 shares issued and outstanding, respectively	6	6
Additional paid-in capital	1,638,061	1,508,713
Accumulated other comprehensive income, net of taxes of $429 and $-0-, respectively	38,985	38,367
Accumulated deficit	(1,212,022)	(1,363,785)
Total equity	465,156	183,372
Total liabilities and equity	$2,074,158	$955,060

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Interest income	$64,154	$52,545	$39,567

Interest expense
Interest on short-term debt	4,475	2,043	593
Interest on long-term debt	490	465	562
Total interest expense	4,965	2,508	1,155
Net interest income	59,189	50,037	38,412
Other (loss) income, net
Investment (loss) gain, net	(10,723)	(19,166)	3,328
Other loss	(15)	(14)	(14)
Total other (loss) income, net	(10,738)	(19,180)	3,314
Operating income before other expenses	48,451	30,857	41,726
Other expenses
Compensation and benefits	10,339	10,065	10,660
Professional services	4,118	1,833	1,263
Business development	136	121	97
Occupancy and equipment	467	374	388
Communications	202	197	204
Other operating expenses	2,184	1,599	2,022
Total other expenses	17,446	14,189	14,634
Income before income taxes	31,005	16,668	27,092
Income tax (benefit) provision	(160,821)	1,495	506
Net income	$191,826	$15,173	$26,586

Basic earnings per share	$18.80	$1.97	$3.44
Diluted earnings per share	$18.73	$1.96	$3.38
Dividends declared per share	$3.50	$3.375	$1.90

Weighted-average shares outstanding (in thousands)
Basic	10,205	7,720	7,734
Diluted	10,242	7,741	7,873

Other comprehensive income (loss), net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $429, $-0-, and $-0-, respectively)	$12,156	$(10,022)	$60,451
Reclassification adjustment for gains included in net income on available-for-sale securities (net of taxes of $-0-)	(11,538)	(15,106)	(3,971)
Comprehensive income (loss)	$192,444	$(9,955)	$83,066

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, December 31, 2009	7,352,774	$74	566,112	$6	$1,507,394	$7,015	$(1,364,476)	$150,013
Net income	—	—	—	—	—	—	26,586	26,586
Issuance of Class A common stock	4,353	—	—	—	447	—	—	447
Repurchase of Class A common stock	(243,815)	(2)	—	—	(4,901)	—	—	(4,903)
Forfeitures of Class A common stock	(6,982)	(1)	—	—	(122)	—	—	(123)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	3,153	—	—	3,153
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	56,480	—	56,480
Dividends declared	—	—	—	—	—	—	(14,909)	(14,909)
Balances, December 31, 2010	7,106,330	$71	566,112	$6	$1,505,971	$63,495	$(1,352,799)	$216,744

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, December 31, 2010	7,106,330	$71	566,112	$6	$1,505,971	$63,495	$(1,352,799)	$216,744
Net income	—	—	—	—	—	—	15,173	15,173
Issuance of Class A common stock	29,147	—	—	—	545	—	—	545
Repurchase of Class A common stock	(8,910)	—	—	—	(229)	—	—	(229)
Forfeitures of Class A common stock	(27,231)	—	—	—	(770)	—	—	(770)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	601	—	—	601
Reclassification of restricted stock units issued as stock based awards	—	—	—	—	2,595	—	—	2,595
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $-0-)	—	—	—	—	—	(25,128)	—	(25,128)
Dividends declared	—	—	—	—	—	—	(26,159)	(26,159)
Balances, December 31, 2011	7,099,336	$71	566,112	$6	$1,508,713	$38,367	$(1,363,785)	$183,372

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)
(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, December 31, 2011	7,099,336	$71	566,112	$6	$1,508,713	$38,367	$(1,363,785)	$183,372
Net income	—	—	—	—	—	—	191,826	191,826
Conversion of Class B shares to Class A shares	12,057	—	(12,057)	—	—	—	—	—
Issuance of Class A common stock	5,493,750	55	—	—	129,194	—	—	129,249
Repurchase of Class A common stock	(41,790)	—	—	—	(786)	—	—	(786)
Forfeitures of Class A common stock	(2,383)	—	—	—	(55)	—	—	(55)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	995	—	—	995
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $429)	—	—	—	—	—	618	—	618
Dividends declared	—	—	—	—	—	—	(40,063)	(40,063)
Balances, December 31, 2012	12,560,970	$126	554,055	$6	$1,638,061	$38,985	$(1,212,022)	$465,156

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$191,826	$15,173	$26,586
Adjustments to reconcile net income to net cash provided by operating activities
Investment loss (gain), net	10,723	19,166	(3,328)
Net discount accretion on mortgage-backed securities	(9,888)	(10,867)	(12,250)
Release of valuation allowance on deferred tax assets	(162,281)	—	—
Depreciation and amortization	47	48	42
Other	567	636	3,155
Changes in operating assets
Interest receivable	(2,503)	(1,254)	(463)
Other receivables	(389)	211	(645)
Prepaid expenses and other assets	750	1,490	(1,806)
Changes in operating liabilities
Accounts payable and accrued expenses	1,457	1,091	688
Accrued compensation and benefits	(4,634)	1,568	1,280
Net cash provided by operating activities	25,675	27,262	13,259
Cash flows from investing activities
Purchases of available-for-sale mortgage-backed securities	(54,709)	(17,190)	(156,858)
Purchases of trading mortgage-backed securities	(1,359,536)	(695,486)	(304,494)
Proceeds from sales of available-for-sale mortgage-backed securities	34,102	79,212	253,133
Proceeds from sales of trading mortgage-backed securities	352,437	201,352	118,126
Receipt of principal payments on available-for-sale mortgage-backed securities	20,194	14,388	26,969
Receipt of principal payments on trading mortgage-backed securities	83,038	37,688	12,346
Payments for derivatives and deposits, net	(29,814)	(72,390)	(4,676)
Payments for purchased securities payable	(15,820)	(2,555)	—
Proceeds from sold securities receivable	41,321	—	—
Other	(11,898)	2,797	(4,188)
Net cash used in investing activities	(940,685)	(452,184)	(59,642)
Cash flows from financing activities
Proceeds from repurchase agreements, net	849,214	457,756	63,390
Proceeds from stock issuance	129,249	—	—
Dividends paid	(46,848)	(24,029)	(10,254)
Repurchase of common stock	(786)	(229)	(4,464)
Repayments of short-term debt	—	(970)	—
Net cash provided by financing activities	930,829	432,528	48,672

Net increase in cash and cash equivalents	15,819	7,606	2,289
Cash and cash equivalents, beginning of year	20,018	12,412	10,123
Cash and cash equivalents, end of year	$35,837	$20,018	$12,412
Supplemental Cash Flow Information
Cash payments for interest	$4,888	$2,190	$1,001
Cash payments for taxes	$833	$708	$700

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.	Organization and Nature of Operations:

Arlington Asset Investment Corp. (the Company or AAIC), formerly known as Friedman, Billings, Ramsey Group, Inc. (FBR Group), is a Virginia corporation. The Company acquires and holds mortgage-related and other assets. The Company’s portfolio consists primarily of agency-backed mortgage-backed securities (agency-backed MBS) and private-label residential mortgage-backed securities (private-label MBS).

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2012 and 2011, approximately 97% of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Investments in MBS and marketable equity securities, if any, are classified as either available-for-sale or trading investments pursuant to accounting principles related to accounting for certain investments in debt and equity securities. These investments are carried at fair value with resulting unrealized gains and losses on available-for-sale securities reflected in accumulated other comprehensive income (loss) in the consolidated balance sheets and unrealized gains and losses on trading securities reflected in investment gain (loss), net, in the consolidated statements of comprehensive income. Investments in equity securities of non-public companies are carried at cost.

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

The Company evaluates available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In general, when the fair value of an available-for-sale security is less than its amortized cost at the reporting date, the security is considered impaired. In evaluating these available-for-sale securities for other-than-temporary impairment, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) the Company’s intent to sell, and (5) whether it is more-likely-than-not the Company would be required to sell the security before anticipated recovery.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, the Company re-evaluates the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or last revised.  For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows discounted using current expected rate of return is recorded as other-than-temporary impairment charges through the Company’s statement of comprehensive income.

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

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities (MBS), at fair value—

Agency-backed MBS - The Company’s agency-backed MBS, the principal and interest payments on which are guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), are generally classified within Level 2 of the fair value hierarchy as they are valued after considering quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The Company reviews broker or pricing service quotes to determine whether the quotes are relevant, for example, whether an active market exists to provide price transparency or whether the quote is an indicative price or a binding offer. The independent brokers and dealers providing market prices are those who make markets in or specialists with expertise in the valuation of these financial instruments.

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

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires management to make a number of assumptions, including assumptions about the future of interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. The assumptions the Company applies are specific to each security. Although the Company relies on the internal calculations to compute the fair value of these private-label MBS, the Company requests and considers indications of value (mark) from third-party dealers and the actual sales of private-label MBS to assist in the valuation process and calibrate our model.

Other investments—The Company’s other investments consist of investments in equity securities, investment funds, interest-only MBS, and other MBS-related securities. Interest-only MBS is classified within Level 3 of the fair value hierarchy.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$35,837	$35,837	$20,018	$20,018
Interest receivable	4,869	4,869	2,366	2,366
Sold securities receivable	26,773	26,773	41,321	41,321
Other receivables	644	644	11	11
MBS
Agency-backed MBS	1,556,510	1,556,510	637,011	637,011
Private-label MBS
Senior securities	7,519	7,519	9,311	9,311
Re-REMIC securities	191,567	191,567	170,116	170,116
Derivative assets	—	—	504	504
Deferred tax assets, net	162,281	162,281	—	—
Other investments	2,347	2,347	2,946	2,946
Deposits	85,652	85,652	71,079	71,079

Financial liabilities
Repurchase agreements	1,497,191	1,497,191	647,977	647,977
Purchased securities payable	—	—	15,820	15,820
Interest payable	582	582	504	504
Long-term debt	15,000	15,000	15,000	15,000
Derivative liabilities	76,850	76,850	63,024	63,024
Accounts payable, accrued expenses and other liabilities	17,908	17,908	16,401	16,401

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

Interest Income

Interest income on the trading, agency-backed MBS includes contractual coupon payments.

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

The compensation costs are reversed if an employee is terminated prior to completing the required service period. The estimated shares to be granted under the Performance-based Program are included in the calculation of diluted Earnings Per Share.

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation, it is more-likely-than-not that they will not be realized. The Company recognizes tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements.

The Company is subject to federal alternative minimum tax and state and local taxes on its taxable income and gains that are not offset by the net operating loss (NOL) and net capital loss (NCL) carry-forwards.

Other Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of comprehensive income adjusted for other comprehensive income. Other comprehensive income for the Company represents changes in unrealized gains and losses related to the Company’s MBS and other mortgage related assets accounted for as available-for-sale with changes in fair value recorded through shareholders’ equity.

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and performance share units. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding Common stock (in thousands)	10,205	10,205	7,720	7,720	7,734	7,734
Stock options, performance share units, and unvested restricted stock (in thousands)	—	37	—	21	—	139
Weighted average common and common equivalent shares outstanding (in thousands)	10,205	10,242	7,720	7,741	7,734	7,873
Net income applicable to common stock	$191,826	$191,826	$15,173	$15,173	$26,586	$26,586
Net income per common share	$18.80	$18.73	$1.97	$1.96	$3.44	$3.38

As of December 31, 2011 and 2010, there were 650, and 8,425, respectively, options to purchase shares of common stock outstanding. There were no outstanding options to purchases shares of common stock at December 31, 2012. The diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 did not include the antidilutive effect of 27,808, 23,443, and 55,669 shares, respectively, of awarded restricted stock units, stock options, and restricted stock.

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

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of December 31, 2012 and December 31, 2011. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2012
	Total	Level 1	Level 2	Level 3
MBS, at fair value Trading
Agency-backed MBS	$1,556,440	$—	$1,556,440	$—
Available-for-sale
Agency-backed MBS	70	—	70	—
Private-label MBS
Senior securities	7,519	—	—	7,519
Re-REMIC securities	191,567	—	—	191,567
Total available-for-sale	199,156	—	70	199,086
Total MBS	1,755,596	—	1,556,510	199,086
Derivative liabilities, at fair value	(76,850)	(76,850)	—	—
Interest-only MBS, at fair value	478	—	—	478
Total	$1,679,224	$(76,850)	$1,556,510	$199,564

	December 31, 2011
	Total	Level 1	Level 2	Level 3
MBS, at fair value Trading
Agency-backed MBS	$636,872	$—	$636,872	$—
Available-for-sale
Agency-backed MBS	139	—	139	—
Private-label MBS
Senior securities	9,311	—	—	9,311
Re-REMIC securities	170,116	—	—	170,116
Total available-for-sale	179,566	—	139	179,427
Total MBS	816,438	—	637,011	179,427
Derivative assets, at fair value	504	—	504	—
Derivative liabilities, at fair value	(63,024)	(63,024)	—	—
Interest-only MBS, at fair value	1,060	—	—	1,060
Total	$754,978	$(63,024)	$637,515	$180,487

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $199,564, or 9.62%, and $180,487, or 18.90%, of the Company’s total assets as of December 31, 2012 and 2011, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the years ended December 31, 2012 and 2011.

Level 3 Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $199,086 and $179,427 as of December 31, 2012 and 2011, respectively. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had the following weighted-averages as of the periods indicated.

	December 31,
	2012	2011
Original loan-to-value	70%	71%
Original FICO score	730	729
Three-month prepayment rate	17%	16%
Three-month loss severities	46%	52%
Weighted average coupon	4.40%	5.32%

The significant inputs for the valuation model include the following weighted-averages:

	December 31, 2012		December 31, 2011
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.50%	7.43%	7.00%	8.75%
Default rate	9.30%	5.00%	10.30%	5.55%
Loss severity rate	60.00%	46.60%	60.00%	43.06%
Prepayment rate	16.30%	13.75%	17.30%	15.20%

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	December 31, 2012		December 31, 2011
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.50%	6.50 – 13.25%	7.00%	7.45 – 13.73%
Default rate	9.30%	0.95 – 11.10%	10.30%	2.10 – 13.00%
Loss severity rate	60.00%	28.26 – 57.50%	60.00%	28.18 – 57.50%
Prepayment rate	16.30%	6.95 – 20.40%	17.30%	9.60 – 21.00%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2012	$9,311	$170,116	$179,427
Total net gains (losses)
Included in earnings	(2,463)	(2,898)	(5,361)
Included in other comprehensive income	994	45	1,039
Purchases	—	54,709	54,709
Sales	—	(34,102)	(34,102)
Payments, net	(1,642)	(19,310)	(20,952)
Accretion of discount	1,319	23,007	24,326
Ending balance, December 31, 2012	$7,519	$191,567	$199,086

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(2,463)	$(12,711)	$(15,174)

	Year Ended December 31, 2011
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2011	$51,038	$201,697	$252,735
Total net gains (losses)
Included in earnings	3,631	8,718	12,349
Included in other comprehensive income	(6,912)	(16,760)	(23,672)
Purchases	330	16,860	17,190
Sales	(37,229)	(41,983)	(79,212)
Payments, net	(2,293)	(12,096)	(14,389)
Accretion of discount	746	13,680	14,426
Ending balance, December 31, 2011	$9,311	$170,116	$179,427

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(173)	$(1,050)	$(1,223)

Gains and losses included in earnings for the years ended December 31, 2012 and 2011 are reported in the following statement of comprehensive income line descriptions:

	Other (loss) income, Investment (loss) gain
	2012	2011
Total (losses) gains included in earnings for the period	$(5,361)	$12,349

Change in unrealized gains relating to Level 3 assets still held at the reporting date	$(15,174)	$(1,223)

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of December 31, 2012 and 2011, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds and valued at $1,869 and $1,886, respectively. For the year ended December 31, 2012, the Company recorded a loss of $64 in the carrying value of these financial assets. For the year ended December 31, 2011, the Company recorded a loss of $85 in the carrying value of these financial assets.

MBS, at Fair Value (1) (2), consisted of the following as of the dates indicated:

	December 31, 2012					December 31, 2011
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$1,083,810	$—	61.73%	4.9	AAA	$432,039	$—	52.92%	5.7	AAA
Freddie Mac	472,630	—	26.92%	5.1	AAA	204,833	—	25.09%	6.0	AAA
Available-for-sale:
Agency-backed
Fannie Mae	70	—	0.01%	2.8	AAA	139	—	0.01%	5.2	AAA
Private-label
Senior securities	7,519	(6,519)	0.43%	5.2	C	9,311	(5,196)	1.14%	5.0	CC+
Re-REMIC securities	191,567	(164,422)	10.91%	11.4	NR	170,116	(131,541)	20.84%	9.1	NR
	$1,755,596	$(170,941)	100.00%			$816,438	$(136,737)	100.00%

(1)
The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at December 31, 2012 and 2011. The weighted-average coupon of the MBS portfolio at December 31, 2012 and 2011 was 4.11% and 4.85%, respectively.

(2)	As of December 31, 2012 and 2011, the Company’s MBS investments with a fair value of $1,615,421 and $731,432, respectively, were pledged as collateral for repurchase agreements.
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

The Company has generally purchased private-label MBS at a discount. The Company, at least on a quarterly basis, estimates the future expected cash flows based on the Company’s observation of current information and events and applying a number of assumptions related to prepayment rates, interest rates, default rates, loss severity rates, and the timing and amount of cash flows and credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact the Company’s estimates and its interest income.

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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Beginning balance	$194,619	$316,029
Accretion of discount	(24,326)	(26,279)
Reclassifications, net	(3,928)	(47,478)
Acquisitions	81,074	24,163
Sales	(39,586)	(71,816)
Ending balance	$207,853	$194,619

For the available-for-sale, private-label MBS acquired during the year ended December 31, 2012 and 2011, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the periods indicated:

	Year Ended December 31,
	2012	2011
Contractually required payments receivable	$187,237	$47,228
Cash flows expected to be collected	135,547	43,909
Basis in acquired securities	54,474	19,746

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), the securities with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	December 31, 2012
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$64	$6	$—	$70
Private-label MBS
Senior securities	5,611	1,908	—	7,519
Re-REMIC securities	154,067	37,500	—	191,567
Total	$159,742	$39,414	$—	$199,156

(1)	The amortized cost of MBS includes unamortized net discounts of $170,941 at December 31, 2012.

	December 31, 2011
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$128	$11	$—	$139
Private-label MBS
Senior securities	8,397	914	—	9,311
Re-REMIC securities	132,661	37,455	—	170,116
Total	$141,186	$38,380	$—	$179,566

(1)	The amortized cost of MBS includes unamortized net discounts of $136,737 at December 31, 2011.

 For the years ended December 31, 2012 and 2011, the Company recorded other-than-temporary impairment charges of $15,174 and $1,223, respectively, as a component of investment (loss) gain, net, on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $49,367 and $11,071, respectively, prior to recognizing the other-than-temporary impairment charges.

The following table presents a summary of the other-than-temporary impairment charges included in earnings for the periods indicated:

	Year Ended December 31,
	2012	2011
Cumulative other-than-temporary impairment beginning balance	$8,594	$7,371
Additions
Other-than-temporary impairments not previously recognized	13,986	1,223
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	1,188	—
Cumulative other-than-temporary impairment ending balance	$23,768	$8,594

The following table presents the results of sales of MBS for the periods indicated:

	Year Ended December 31,
	2012		2011
	Agency- Backed MBS	Private-Label MBS	Agency- Backed MBS	Private-Label MBS
Proceeds from sales	$379,271	$34,102	$242,673	$79,211
Gross gains	5,223	9,813	4,316	13,220
Gross losses	395	—	388	191

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	December 31,
	2012	2011
Interest-only MBS	$478	$1,060
Non-public equity securities	975	975
Investments funds	894	911
Total other investments	$2,347	$2,946

For the year ended December 31, 2012, the Company recorded other-than-temporary impairment charges of $534 as a component of investment (loss) gain, net, on the consolidated statements of comprehensive income on an investment in interest-only MBS. The Company recorded no other-than-temporary impairment charges on investments in interest-only MBS during the year ended December 31, 2011.

Note 4.	Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. As of December 31, 2012, the amount at risk related to $482,097 of repurchase agreements with Credit Suisse Securities (USA) LLC was $50,171 or 10.79% of the Company’s equity with a weighted average maturity of 15 days. As of December 31, 2011, the amount at risk related to $177,402 and $219,737 of repurchase agreements with Credit Suisse Securities (USA) LLC and Barclays Capital Inc., respectively, was $46,848 or 25.55% and $19,995 or 10.90%, respectively, of the Company’s equity with a weighted average maturity of 16 and 12 days, respectively. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and periods indicated:

	December 31,
	2012	2011
Outstanding balance	$1,497,191	$647,977
Value of assets pledged as collateral
Agency-backed MBS	1,547,760	653,322
Private-label MBS	67,661	78,110
Weighted-average rate	0.52%	0.49%
Weighted-average term to maturity	14.5 days	13.1 days
Weighted-average outstanding balance during the year ended	$953,152	$559,086
Weighted-average rate during the year ended	0.46%	0.36%

Long-Term Debt

As of December 31, 2012 and 2011, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted average interest rate on these long-term debentures was 3.09% and 3.15% as of December 31, 2012 and 2011, respectively. All of these borrowings mature between 2033 and 2035.

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

During the years ended December 31, 2012 and 2011, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment (loss) gain, net, in the statement of comprehensive income. For the years ended December 31, 2012 and 2011, the Company recorded net losses of $28,755 and $64,625, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	December 31, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures(1)	$17,525,000	$(76,850)	$12,157,000	$(62,556)
10-year U.S. Treasury note futures(2)	—	—	39,700	(468)
Commitment to purchase MBS(3)	—	—	75,000	504

(1)
The $17,525,000 total notional amount of Eurodollar futures contracts as of December 31, 2012 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2013 and 2018. As of December 31, 2012, the Company maintained $85,652 as a deposit and margin against the open Eurodollar futures contracts.

(2)	The total notional amount of 10-year U.S. Treasury note futures represents the accumulation of 10-year U.S. Treasury note futures.
(3)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate MBS securities.

Note 6.	Income Taxes:

The Company is taxed as a C corporation for U.S. federal tax purposes.

During the year ended December 31, 2012, the Company recorded $160,821 of income tax benefit as a result of releasing $162,519 of valuation allowance previously provided for certain deferred tax assets. The amount of the valuation allowance released by the Company represents a portion of deferred tax assets that was deemed more-likely-than-not that the Company will realize the benefits based on the analysis where the positive evidences outweighed the negative evidences. The Company’s framework for assessing the recoverability of deferred tax assets required consideration of all available evidence, including:

●	the sustainability of recent operating profitability;
●	the predictability of future operating profitability of the character necessary to realize the deferred tax assets; and
●	the carryforward periods for the net operating loss and capital loss carryforwards.

The determination to release valuation allowance was based upon the Company meeting the criteria in the framework.

The Company had taxable income from operations before income taxes of $45,387, $27,527 and $16,503 for the years ended December 31, 2012, 2011, and 2010, respectively. During the years ended December 31, 2011 and 2010, the Company recorded $1,495 and $506, respectively, of income tax expense.

The (benefit) provision for income taxes from operations consists of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Federal	$(123,205)	$698	$(329)
State	(37,616)	797	835
	$(160,821)	$1,495	$506
Current	$1,889	$1,495	$506
Deferred	(162,710)	—	—
	$(160,821)	$1,495	$506

Deferred tax assets and liabilities consisted of the following as of December 31, 2012 and 2011:

	2012	2011
Unrealized investment gains and losses	$54,761	$43,930
Accrued compensation	(266)	(644)
Capital loss carry-forward	116,918	159,724
Other, net	19,683	17,675
Net operating loss	94,423	114,489
Unrealized gain on AFS securities	(16,160)	(15,731)
Valuation allowance	(107,078)	(319,443)
Net deferred tax asset	$162,281	$—

The (benefit) provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company and its subsidiaries income tax attributable to net income computed at federal statutory rates to income tax expense was:

	December 31,
	2012	2011	2010
Federal income tax at statutory rate	$10,852	$5,853	$9,482
State income taxes, net of federal benefit	1,813	1,357	2,115
Executive compensation	—	1,075	1,057
Effect of stock based compensation	—	1,330	1,787
Expiration of capital loss carryover	37,935	66,439	—
Other, net	945	294	187
Valuation allowance	(212,366)	(74,853)	(14,122)
Total income tax (benefit) provision	$(160,821)	$1,495	$506

As of December 31, 2012 and 2011, the Company recorded $12,810 of unrecognized tax benefits, which are fully reserved, and represent its estimate of potential future tax benefits ranging up to that amount. The total amount of accrued interest and penalties as of December 31, 2012 and 2011 was $2,760 and $1,779, respectively. At December 31, 2012 and 2011, there are $12,810 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1	$12,810	$12,810
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Balance at December 31	$12,810	$12,810

As of December 31, 2012 and 2011, the Company had an NCL carry-forward of $285,250 and $389,655, respectively, that can be used to offset future capital gains. These capital losses began to expire in 2011, with $92,698 expired in 2012 and $162,046 expired in 2011, and are available to offset tax capital gains through 2014. In addition, as of December 31, 2012 and 2011, the Company had an NOL carry-forward of $230,299 and $279,242, respectively, which can be used to offset future taxable income. The NOL carry-forward will begin to expire in 2027. The valuation allowance relates to the estimated amount of NCL’s that will expire unused.

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

Contractual Obligations

The Company has contractual obligations to make future payments in connection with borrowings and non-cancelable lease agreements and other contractual commitments as well as uncalled capital commitments to various investment partnerships that may be called over the next ten years. The following table sets forth these contractual obligations by fiscal year:

	2013	2014	2015	2016	2017	Thereafter	Total
Borrowings(1)	$—	$—	$—	$—	$—	$15,000	$15,000
Minimum rental and other contractual commitments(2)	269	256	—	—	—	—	525
Capital commitments(3)	—	—	—	—	—	—	—
	$269	$256	$—	$—	$—	$15,000	$15,525

(1)
This table excludes interest payments to be made on the Company’s long-term debt securities. Based on the weighted average interest rate of 3.09% as of December 31, 2012, approximately $116 in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2013. Interest on the $15,000 of long-term debt is based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. These long-term debt securities mature beginning in October 2033 through July 2035.

(2)	Equipment and office rent expense for 2012, 2011 and 2010 was $263, $173 and $162, respectively.
(3)
The table above excludes $619 of uncalled capital commitments to various investment partnerships that may be called over the next ten years. This amount was excluded because the Company cannot currently determine when, if ever, the commitments will be called. Also, the table above does not include a liability for unrecognized income tax benefits of $12,810 that are not contractual obligations by nature. The Company cannot determine, with any degree of certainty, the amount that would be payable or the period of cash settlement to the respective taxing jurisdiction.

The Company also has short-term repurchase agreement liabilities of $1,497,191 as of December 31, 2012. See Note 4 for further information.

Litigation and Regulatory Actions

On August 19, 2011, Hildene Capital Management, LLC filed a purported class action complaint captioned Hildene Capital Management, LLC v. Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), FBR Capital Trust VI, FBR Capital Trust X, Wells Fargo Bank, N.A., as Trustee, and John and Jane Does 1 through 100, No. 11 Civ. 5832, in the United States District Court for the Southern District of New York (the “Complaint”).  The Complaint alleges unlawful acts by the Company in connection with its purchase of preferred securities issued by FBR Capital Trust VI and FBR Capital Trust X (the “FBR Trusts”) from two CDOs, Tropic IV CDO Ltd. and Soloso CDO 2005-1 Ltd., in September 2009.

On November 9, 2011, the Company filed a motion to dismiss the Complaint on behalf of itself and the FBR Trusts.  On December 14, 2011, Plaintiff filed an Amended Complaint.  In the Amended Complaint, Plaintiff added Hildene Opportunities Master Fund, Ltd. as a plaintiff.  Plaintiffs no longer assert class action claims, but have asserted direct and derivative claims against the Company and Wells Fargo Bank, N.A., as trustee for Tropic III CDO Ltd., Tropic IV CDO Ltd., and Soloso CDO 2005-1 Ltd.  On January 20, 2012, the Company filed a motion to dismiss the Amended Complaint on behalf of itself and the FBR Trusts.  On April 25, 2012, the Court held a hearing on that motion.  On August 15, 2012, the Court issued an order granting in part and denying in part the motion to dismiss.  The Company filed its Answer to the Amended Complaint on September 17, 2012.

As of January 31, 2013, there is an agreement in principle to resolve the case on terms that would not have a material impact to the financial position of the Company.

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

Equity Offering

During the year ended December 31, 2012, the Company completed two public offerings as follows:

Offering date	March 26, 2012	September 26, 2012
Shares offered to public	1,755,000	3,000,000
Underwriter’s over-allotment	263,250	450,000
Total shares of Class A common stock	2,018,250	3,450,000
Offering price per share	$23.90	$24.80
Net proceeds (1)	$46,015	$83,234

(1)	Net of underwriting discounts and commissions and expenses.

There were no equity offerings completed during the year ended December 31, 2011.

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors approved and the Company declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

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

Performance-Based Long-Term Incentive Program

On August 13, 2012, the Compensation Committee of the Board of Directors of the Company adopted a performance-based long-term incentive program (Performance-based Program) that provides for the issuance of two types of performance share units (PSUs) pursuant to the Company’s 2011 Plan.

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

The Company recorded $287 in compensation expenses related to the Performance-based Program during the year ended December 31, 2012. There was no similar compensation expenses during the year ended December 31, 2011.

Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three to four year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. As of December 31, 2012 and 2011, a total of 34,835 and 15,206 shares, respectively, of such restricted Class A common stock was outstanding with unamortized deferred compensation of $507 and $200, respectively. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vested Period
Share Balance as of December 31, 2009	263,878	$59.40	1.2
Forfeitures	—	—	—
Vestitures	(131,632)	59.20	—

Share Balance as of December 31, 2010	132,246	59.40	0.2
Granted	14,000	27.66	—
Forfeitures	(15)	125.00	—
Vestitures	(131,025)	58.80	—

Share Balance as of December 31, 2011	15,206	35.40	2.0
Granted	25,500	22.99	—
Forfeitures	—	—	—
Vestitures	(5,871)	47.60	—

Share Balance as of December 31, 2012	34,835	24.24	2.2

For the years ended December 31, 2012, 2011, and 2010, the Company recognized $279, $576 and $2,952, respectively, of compensation expense related to this restricted stock plan.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2012, 2011 and 2010. A summary of the undistributed restricted stock issued to the trust is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted-average Remaining Vesting Period
Share Balance as of December 31, 2009	15,415	$247.00	0.8
Shares issued to Trust	—	—	—
Shares distributed from Trust	(4,609)	84.60	—

Share Balance as of December 31, 2010	10,806	285.00	0.2
Shares issued to Trust	—	—	—
Shares distributed from Trust	(1,651)	56.00	—

Share Balance as of December 31, 2011	9,155	310.40	0.0
Shares issued to Trust	—	—	—
Shares distributed from Trust	—	—	—

Share Balance as of December 31, 2012	9,155	310.40	0.0

Director Stock Compensation Plan

The Company also grants options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees to non-employee directors. The Board approved annual awards of RSUs equal in value to $80 to each director to be made in conjunction with the annual shareholders meeting. On June 6, 2012, the non-employee directors received an annual grant of an aggregate of 18,797 RSUs having an aggregate grant date fair value of $400 based on the closing sale price of the Class A common stock on the New York Stock Exchange on June 5, 2012 of $21.28. In addition to the annual grant of RSUs, the Company also granted 1,407 additional RSUs to the non-employee directors in lieu of certain cash payments for services as Lead Independent Director or as a chairman of one of the Board’s standing committees. Vested RSUs are convertible to Class A common stock upon the director ceasing to be a member of the Board. All options, stock and RSUs awarded to non-employee directors are non-transferable other than by will or the laws of descent and distribution. During 2012, 2011, and 2010, the Company granted 20,204, 17,255 and 18,715 RSUs, respectively. For the years ended December 31, 2012, 2011, and 2010, the Company recognized $431, $436 and $385, respectively, of director fees related to these RSUs.

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

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	Year Ended
	2012	2011	2010
Shares repurchased	41,790	8,910	243,815
Total cost	$786	$229	$4,903
Average price	$18.79	$25.70	$20.08

As of December 31, 2012, and 2011, 205,485 and 247,275, respectively, shares of Class A common stock remain available for repurchases under the Repurchase Program.

Conversion of Class B Common Stock to Class A Common Stock

During the year ended December 31, 2012, several holders of the Company's common stock converted an aggregate of 12,057 shares of Class B common stock into 12,057 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company's Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

Note 9.	Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

As of December 31, 2012 and 2011, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

Note 10.	Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2012 and 2011. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Net Interest Income	Net Income (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2012
First Quarter	$12,546	$10,762	$1.37	$1.37
Second Quarter	14,914	2,144	0.22	0.22
Third Quarter	14,271	3,123	0.31	0.31
Fourth Quarter	17,458	175,797	13.30	13.21
Total Year	$59,189	$191,826	18.80	18.73

2011
First Quarter	$12,063	$19,785	$2.58	$2.58
Second Quarter	12,670	91	0.01	0.01
Third Quarter	12,404	(11,643)	(1.50)	(1.50)
Fourth Quarter	12,900	6,940	0.90	0.89
Total Year	$50,037	$15,173	1.97	1.96