Form 10-Q
period 2013-03-31
Arlington Asset Investment Corp.
filed 2013-05-03
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2013:

Title	Outstanding
Class A Common Stock	16,008,959 shares
Class B Common Stock	554,055 shares

 ARLINGTON ASSET INVESTMENT CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

Index

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$21,085	$35,837
Receivables
Interest	4,131	4,869
Sold securities receivable	26,632	26,773
Other	634	644
Mortgage-backed securities, at fair value
Available-for-sale	275,913	199,156
Trading	1,637,335	1,556,440
Other investments	2,180	2,347
Derivative assets, at fair value	9	—
Deferred tax assets, net	159,391	162,281
Deposits	83,618	85,652
Prepaid expenses and other assets	482	159
Total assets	$2,211,410	$2,074,158

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,207,171	$1,497,191
Interest payable	470	582
Accrued compensation and benefits	1,139	1,542
Dividend payable	14,591	—
Derivative liabilities, at fair value	76,509	76,850
Purchased securities payable	336,504	—
Accounts payable, accrued expenses and other liabilities	14,210	17,837
Long-term debt	15,000	15,000
Total liabilities	1,665,594	1,609,002

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 16,008,959 and 12,560,970 shares issued and outstanding, respectively	160	126
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 554,055 shares issued and outstanding	6	6
Additional paid-in capital	1,725,436	1,638,061
Accumulated other comprehensive income, net of taxes of $3,669 and $429, respectively	43,647	38,985
Accumulated deficit	(1,223,433)	(1,212,022)
Total equity	545,816	465,156
Total liabilities and equity	$2,211,410	$2,074,158

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income	$18,328	$13,363

Interest expense
Interest on short-term debt	1,489	692
Interest on long-term debt	115	125
Total interest expense	1,604	817
Net interest income	16,724	12,546
Other (loss) income, net
Investment (loss) gain, net	(13,529)	2,808
Other loss	(4)	(4)
Total other (loss) income, net	(13,533)	2,804
Operating income before other expenses	3,191	15,350
Other expenses
Compensation and benefits	2,349	1,960
Professional services	1,121	1,584
Business development	32	17
Occupancy and equipment	121	95
Communications	47	52
Other operating expenses	106	438
Total other expenses	3,776	4,146
(Loss) income before income taxes	(585)	11,204
Income tax (benefit) provision	(3,762)	442
Net income	$3,177	$10,762

Basic earnings per share	$0.23	$1.37
Diluted earnings per share	$0.23	$1.37
Dividends declared per share	$0.875	$0.875
Weighted-average shares outstanding (in thousands)
Basic	13,927	7,865
Diluted	14,093	7,873

Other comprehensive income, net of taxes
Unrealized (losses) gains for the period on available-for-sale securities (net of taxes of $3,646 and $-0-, respectively)	$5,654	$(4,903)
Reclassification
Included in investment (loss) gain, net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $473 and $-0-, respectively)	(1,154)	—
Included in investment (loss) gain, net, in the statement of comprehensive income related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $67 and $-0-, respectively)	162	—
Comprehensive income	$7,839	$5,859

 See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, December 31, 2011	7,099,336	$71	566,112	$6	$1,508,713	$38,367	$(1,363,785)	$183,372
Net income	—	—	—	—	—	—	191,826	191,826
Conversion of Class B shares to Class A shares	12,057	—	(12,057)	—	—	—	—	—
Issuance of Class A common stock	5,493,750	55	—	—	129,194	—	—	129,249
Repurchase of Class A common stock	(41,790)	—	—	—	(786)	—	—	(786)
Forfeitures of Class A common stock	(2,383)	—	—	—	(55)	—	—	(55)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	995	—	—	995
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $429)	—	—	—	—	—	618	—	618
Dividends declared	—	—	—	—	—	—	(40,063)	(40,063)
Balances, December 31, 2012	12,560,970	126	554,055	6	1,638,061	38,985	(1,212,022)	465,156
Net income	—	—	—	—	—	—	3,177	3,177
Issuance of Class A common stock	3,450,000	34	—	—	86,930	—	—	86,964
Forfeitures of Class A common stock	(2,011)	—	—	—	(51)	—	—	(51)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	496	—	—	496
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $3,240)	—	—	—	—	—	4,662	—	4,662
Dividends declared	—	—	—	—	—	—	(14,588)	(14,588)
Balances, March 31, 2013	16,008,959	$160	554,055	$6	$1,725,436	$43,647	$(1,223,433)	$545,816

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,177	$10,762
Adjustments to reconcile net income to net cash provided by operating activities
Net investment loss (gain), net	13,529	(2,808)
Net discount accretion on mortgage-backed securities	(1,795)	(2,633)
Depreciation and amortization	2	12
Other	(2,747)	161
Changes in operating assets
Interest receivable	738	(169)
Other receivables	12	(4)
Prepaid expenses and other assets	189	1,470
Deferred tax assets	2,890	—
Changes in operating liabilities
Accounts payable and accrued expenses	(3,934)	302
Accrued compensation and benefits	(403)	(4,863)
Net cash provided by operating activities	11,658	2,230

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(71,878)	—
Purchases of trading mortgage-backed securities	(125,557)	(170,224)
Proceeds from sales of available-for-sale mortgage-backed securities	4,779	—
Proceeds from sales of trading mortgage-backed securities	304,750	21,548
Receipt of principal payments on available-for-sale mortgage-backed securities	9,311	3,516
Receipt of principal payments on trading mortgage-backed securities	33,675	13,771
Proceeds from sold securities receivable	26,773	41,321
Proceeds from derivatives and deposits, net	2,428	926
Other	(7,784)	38,262
Net cash provided by (used in) investing activities	176,497	(50,880)

Cash flows from financing activities:
(Repayments of) proceeds from repurchase agreements, net	(290,020)	20,641
Proceeds from stock issuance	87,113	40,164
Dividends paid	—	(6,785)
Net cash (used in) provided by financing activities	(202,907)	54,020

Net (decrease) increase in cash and cash equivalents	(14,752)	5,370
Cash and cash equivalents, beginning of period	35,837	20,018
Cash and cash equivalents, end of period	$21,085	$25,388

Supplemental cash flow information
Cash payments for interest	$1,716	$979
Cash payments for taxes	$123	$—

See notes to consolidated financial statements.

Index

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$21,085	$21,085	$35,837	$35,837
Interest receivable	4,131	4,131	4,869	4,869
Sold securities receivable	26,632	26,632	26,773	26,773
Other receivables	634	634	644	644
MBS
Agency-backed MBS	1,637,392	1,637,392	1,556,510	1,556,510
Private-label MBS
Senior securities	7,400	7,400	7,519	7,519
Re-REMIC securities	268,456	268,456	191,567	191,567
Derivative assets	9	9	—	—
Deferred tax assets, net	159,391	159,391	162,281	162,281
Other investments	2,180	2,180	2,347	2,347
Deposits	83,618	83,618	85,652	85,652

Financial liabilities
Repurchase agreements	1,207,171	1,207,171	1,497,191	1,497,191
Purchased securities payable	336,504	336,504	—	—
Interest payable	470	470	582	582
Long-term debt	15,000	15,000	15,000	15,000
Derivative liabilities	76,509	76,509	76,850	76,850
Accounts payable, accrued expenses and other liabilities	14,210	14,210	17,837	17,837

Index

  Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of March 31, 2013 and December 31, 2012. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2013
	Total	Level 1	Level 2	Level 3
MBS, at fair value Trading
Agency-backed MBS	$1,637,335	$—	$1,637,335	$—
Available-for-sale
Agency-backed MBS	57	—	57	—
Private-label MBS
Senior securities	7,400	—	—	7,400
Re-REMIC securities	268,456	—	—	268,456
Total available-for-sale	275,913	—	57	275,856
Total MBS	1,913,248	—	1,637,392	275,856
Derivative assets, at fair value	9	—	9	—
Derivative liabilities, at fair value	(76,509)	(76,237)	(272)	—
Interest-only MBS, at fair value	449	—	—	449
Total	$1,837,197	$(76,237)	$1,637,129	$276,305

	December 31, 2012
	Total	Level 1	Level 2	Level 3
MBS, at fair value Trading
Agency-backed MBS	$1,556,440	$—	$1,556,440	$—
Available-for-sale
Agency-backed MBS	70	—	70	—
Private-label MBS
Senior securities	7,519	—	—	7,519
Re-REMIC securities	191,567	—	—	191,567
Total available-for-sale	199,156	—	70	199,086
Total MBS	1,755,596	—	1,556,510	199,086
Derivative liabilities, at fair value	(76,850)	(76,850)	—	—
Interest-only MBS, at fair value	478	—	—	478
Total	$1,679,224	$(76,850)	$1,556,510	$199,564

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $276,305, or 12.49%, and $199,564, or 9.62%, of the Company’s total assets as of March 31, 2013 and December 31, 2012, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the three months ended March 31, 2013 or the year ended December 31, 2012.

Index

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $275,856 and $199,086 as of March 31, 2013 and December 31, 2012, respectively. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had the following weighted-averages as of the dates indicated.

	March 31, 2013	December 31, 2012
Original loan-to-value	$70%	$70%
Original FICO score	728	730
Three-month prepayment rate	18%	17%
Three-month loss severities	48%	46%
Weighted average coupon	4.17%	4.40%

The significant unobservable inputs for the valuation model include the following weighted-averages as of the dates indicated:

	March 31, 2013		December 31, 2012
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.50%	6.69%	6.50%	7.43%
Default rate	9.30%	4.87%	9.30%	5.00%
Loss severity rate	55.00%	46.01%	60.00%	46.60%
Prepayment rate	16.30%	13.22%	16.30%	13.75%

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	March 31, 2013		December 31, 2012
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.50%	5.50 – 10.00%	6.50%	6.50 – 13.25%
Default rate	9.30%	0.95 – 11.60%	9.30%	0.95 – 11.10%
Loss severity rate	55.00%	28.31 – 57.50%	60.00%	28.26 – 57.50%
Prepayment rate	16.30%	6.95 – 20.80%	16.30%	6.95 – 20.40%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2013	$7,519	$191,567	$199,086
Total net gains (losses)
Included in earnings	—	1,448	1,448
Included in other comprehensive income	36	7,867	7,903
Purchases	—	71,878	71,878
Sales	—	(4,779)	(4,779)
Payments, net	(383)	(5,006)	(5,389)
Accretion of discount	228	5,481	5,709
Ending balance, March 31, 2013	$7,400	$268,456	$275,856

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(162)	$(162)

Index

	Three Months Ended March 31, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2012	$9,311	$170,116	$179,427
Total net gains (losses)
Included in earnings	—	—	—
Included in other comprehensive income	(607)	(4,276)	(4,883)
Purchases	—	—	—
Sales	—	—	—
Payments, net	(256)	(3,260)	(3,516)
Accretion of discount	199	4,312	4,511
Ending balance, March 31, 2012	$8,647	$166,892	$175,539

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

Gains and losses included in earnings for the three months ended March 31, 2013 and 2012 are reported in the following statement of comprehensive income line descriptions:

	Other (Loss) Income, Investment (Loss) Gain, net
	Three Months Ended March 31,
	2013	2012
Total gains included in earnings for the period	$1,448	$—

Change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(162)	$—

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of March 31, 2013 and December 31, 2012, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds and valued at $1,731 and $1,869, respectively. For the three months ended March 31, 2013, the Company recorded a loss of $138 in the carrying value of these financial assets. For the three months ended March 31, 2012, there were no changes to the carrying value of these financial assets.

Index

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	March 31, 2013					December 31, 2012
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$1,156,713	$—	60.46%	8.0	AAA	$1,083,810	$—	61.73%	4.9	AAA
Freddie Mac	480,622	—	25.12%	8.3	AAA	472,630	—	26.92%	5.1	AAA
Available-for-sale:
Agency-backed
Fannie Mae	57	—	—	4.7	AAA	70	—	0.01%	2.8	AAA
Private-label
Senior securities	7,400	(6,107)	0.39%	5.1	C-	7,519	(6,519)	0.43%	5.2	C
Re-REMIC securities	268,456	(210,987)	14.03%	11.5	NR	191,567	(164,422)	10.91%	11.4	NR
	$1,913,248	$(217,094)	100.00%			$1,755,596	$(170,941)	100.00%

(1)
The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at March 31, 2013 and December 31, 2012. The weighted-average coupon of the MBS portfolio at March 31, 2013 and December 31, 2012 was 4.10% and 4.11%, respectively.

(2)	As of March 31, 2013 and December 31, 2012, the Company’s MBS investments with a fair value of $1,313,300 and $1,615,421, respectively, were pledged as collateral for repurchase agreements.
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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Beginning balance	$207,853	$194,619
Accretion of discount	(5,709)	(6,292)
Reclassifications, net	3,907	(5,460)
Acquisitions	62,874	—
Sales	(7,534)	—
Ending balance	$261,391	$182,867

The Company purchased no available for sale, private-label MBS during the three months ended March 31, 2012. For the available-for-sale, private-label MBS acquired during the three months ended March 31, 2013, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows:

Contractually required payments receivable	$184,171
Cash flows expected to be collected	134,753
Basis in acquired securities	71,878

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	March 31, 2013
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$52	$5	$—	$57
Private-label MBS
Senior securities	5,456	1,944	—	7,400
Re-REMIC securities	223,089	45,426	(59)	268,456
Total	$228,597	$47,375	$(59)	$275,913

(1)	The amortized cost of MBS includes unamortized net discounts of $217,094 at March 31, 2013.

Index

	December 31, 2012
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$64	$6	$—	$70
Private-label MBS
Senior securities	5,611	1,908	—	7,519
Re-REMIC securities	154,067	37,500	—	191,567
Total	$159,742	$39,414	$—	$199,156

(1)	The amortized cost of MBS includes unamortized net discounts of $170,941 at December 31, 2012.

For the three months ended March 31, 2013, the Company recorded other-than-temporary impairment charges of $162 as a component of investment (loss) gain, net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $510, prior to recognizing the other-than-temporary impairment charges. The Company recorded no other-than-temporary impairment charges on MBS during the three months ended March 31, 2012.

The following table presents a summary of the other-than-temporary impairment charges included in earnings for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Cumulative other-than-temporary impairment beginning balance	$23,768	$8,594
Additions
Other-than-temporary impairments not previously recognized	—	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	162	—
Cumulative other-than-temporary impairment ending balance	$23,930	$8,594

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS
Proceeds from sales	$331,626	$4,779	$21,609	$—
Gross gains	—	1,561	—	—
Gross losses	3,971	—	120	—

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	March 31, 2013	December 31, 2012
Interest-only MBS	$449	$478
Non-public equity securities	975	975
Investment funds	756	894
Total other investments	$2,180	$2,347

Index

3.	Borrowings:

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

As of March 31, 2013, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. As of December 31, 2012, the amount at risk related to $482,097 of repurchase agreements with Credit Suisse Securities (USA) LLC was $50,171 or 10.79% of the Company’s equity with a weighted-average maturity of 15 days. The amount at risk is defined as the excess of the higher of carrying amount or market value of the collateral provided under repurchase agreements, including any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	March 31, 2013	December 31, 2012
Outstanding balance	$1,207,171	$1,497,191
Value of assets pledged as collateral
Agency-backed MBS	1,232,923	1,547,760
Private-label MBS	80,377	67,661
Net amount	106,129	118,230
Weighted-average rate	0.47%	0.52%
Weighted-average term to maturity	11.9 days	14.5 days

	March 31, 2013	March 31, 2012
Weighted-average outstanding balance during the three months ended	$1,272,862	$645,469
Weighted-average rate during the three months ended	0.47%	0.42%

  Long-Term Debt

As of March 31, 2013 and December 31, 2012, the Company had $15,000 of outstanding long-term debentures. The long-term debentures accrue and require payments of interest quarterly at an annual rate of three-month LIBOR plus 2.25% to 3.00%. The weighted-average interest rate on these long-term debentures was 3.05% and 3.09% as of March 31, 2013 and December 31, 2012, respectively. All of these borrowings mature between 2033 and 2035.

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar, swap, and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS. The exchange traded derivatives such as Eurodollar futures are cash settled on a daily basis. The Company may be required to pledge collateral for margin requirements with third-party custodians in connection with certain derivative transactions. These transactions are not under master netting agreement.

During the three months ended March 31, 2013, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three months ended March 31, 2013 and 2012, the Company recorded net gains (losses) of $1,258 and $(385), respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	March 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures(1)	$14,765,000	$(75,151)	$17,525,000	$(76,850)
10-year swap futures(2)	175,000	(1,086)	—	—
Commitment to purchase MBS(3)	50,000	(164)	—	—
Commitment to sell MBS(4)	240,000	(99)	—	—

(1)
The $14,765,000 total notional amount of Eurodollar futures contracts as of March 31, 2013 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2013 and 2017. As of March 31, 2013, the Company maintained $80,257 as a deposit and margin against the open Eurodollar futures contracts.

(2)
The total notional amount of $175,000 represents the accumulation of 10-year swap futures that mature in June 2013. As of March 31, 2013, the Company maintained $3,361 as a deposit and margin against the open swap futures contracts.

(3)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate MBS securities.
(4)	The total notional amount of commitment to sell MBS represents forward commitments to sell fixed-rate MBS securities.

Index

5.	Income Taxes:

The total income tax (benefit) provision for the three months ended March 31, 2013 and 2012 was $(3,762) and $442, respectively. The Company generated a pre-tax book (loss) income of $(585) and $11,204 for the three months ended March 31, 2013 and 2012, respectively.

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was (643.1%) and 3.9%, respectively. The effective tax rate during the three months ended March 31, 2013 was lower than the highest marginal tax rates due to the realization of previously unrecognized tax benefits including related accrued interest that were fully reserved. The effective tax rate during the three months ended March 31, 2012 was lower than the highest marginal tax rates due to the realization of deferred tax assets that were offset by a full valuation allowance. The Company is subject to Alternative Minimum Tax because it does not pay regular tax as a result of available net operating losses. The Company will continue to provide a valuation allowance against the portion of the capital loss carryforwards which the Company believes that it is more likely than not that the benefits will not be realized prior to expiration. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing authorities in jurisdictions where the Company has significant business operations, such as Virginia. In March 2013, an IRS examination of the Company’s tax years 2009 and 2010 was completed without any adjustment. As a result, the Company reversed $3,200 of unrecognized federal tax benefit related to an uncertain tax position and $544 of related accrued interest as of March 31, 2013.

6.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock, and performance share units. The following table presents the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(Shares in thousands)	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	13,927	13,927	7,865	7,865
Stock options, performance share units, and unvested restricted stock	—	166	—	8
Weighted-average common and common equivalent shares outstanding	13,927	14,093	7,865	7,873
Net income applicable to common stock	$3,177	$3,177	$10,762	$10,762
Net income per common share	$0.23	$0.23	$1.37	$1.37

The diluted earnings per share for the three months ended March 31, 2013 and 2012 did not include the antidilutive effect of 18,472 and 23,951 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units.

7.	Equity:

  Equity Offering

During the three months ended March 31, 2013, the Company completed a public offering as follows:

Offering Date	March 13, 2013
Shares offered to public	3,000,000
Underwriter’s over-allotment	450,000
Total shares of Class A common stock	3,450,000
Public offering price per share	$25.50
Net proceeds(1)	$86,964

(1)	Net of underwriting discounts and commissions and expenses.

Index

  Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.875	March 15	March 28	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

  Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011. Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of March 31, 2013 and December 31, 2012, 491,459 and 489,448 shares, respectively, remained available for issuance under the 2011 Plan.

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

The Company recorded $280 in compensation expenses related to the Performance-based Program during the three months ended March 31, 2013. There was no similar compensation expenses during the three months ended March 31, 2012.

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended March 31,
	2013	2012
Shares granted	—	—
Weight-average share price	$—	$—
Compensation expense recognized during the period	$109	$54

	March 31, 2013	December 31, 2012
Restricted Class A shares outstanding, unvested	30,170	34,835
Unrecognized compensation cost related to unvested shares	$398	$507
Weighted-average vesting period remaining	2.14 years	2.22 years

Index

8.	Recent Accounting Pronouncements:

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires the reporting of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, the Company is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company implemented the requirements of this statement on the Company’s reporting period beginning on January 1, 2013 and the implementation had no significant impact to the Company’s financial statements.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This standard limits the scope of balance sheet offsetting disclosures to certain derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. This standard requires the disclosures of the presentation of gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The Company implemented these required disclosures effective for reporting periods beginning on January 1, 2013 and the implementation had no significant impact to the Company’s financial statements.

9.	Subsequent Events:

On May 1, 2013, the Company completed a public offering of $25,000 of its 6.625% Senior Notes due in 2023 and received net proceeds of $24,038 after payment of underwriting discounts and commissions and expenses. These senior notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after May 1, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on these senior notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year, beginning on August 1, 2013.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “our company” refer to Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including but not limited to making it more difficult for us to analyze our investment portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been and will continue to evaluate the potential impact of recent government actions, including developments relating to foreclosure suspensions and affidavit errors and various state and federal government actions affecting the market price of MBS and related derivative securities. While it is predictably difficult to foresee the short- and long-term impact of foreclosure issues given all the uncertainties, at this time, we do not anticipate that the current foreclosure issues will have a material negative effect on our overall position and results of operations.  For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our MBS portfolio is affected by general U.S. residential real estate market conditions and the overall U.S. economic environment. In particular, our MBS strategy and the performance of our MBS portfolio is influenced by the specific characteristics of these markets, including prepayment rates, credit losses, interest rates and the interest rate yield curve. Our results of operations with respect to our MBS portfolio primarily depend on, among other things, the level of our interest income and the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings. Our interest income, which includes the amortization of purchase premiums and accretion of discounts, if any, varies primarily as a result of changes in prepayment speeds of the securities in our MBS portfolio. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow which is generally based on the fair value of the MBS portfolio and the advance rate the lenders are willing to lend against the collateral provided.

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

The U.S. Federal Reserve expects these measures to put downward pressure on long-term interest rates. In the short term, these actions have driven certain agency-backed MBS prices to new highs, which have further compressed interest spreads, and increased the sensitivity to increases in prepayments.

The recent March 2013 minutes made clear that the Fed officials had a wide range of views in determining the appropriate economic climate that would trigger a reduction in the pace of purchases.  As the minutes say, “many participants emphasized that any decision to reduce the pace of purchases should reflect both an improvement in their overall outlook for the labor market conditions, as implied by a wide range of available indicators and their confidence in the sustainability of that improvement.”

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

Index

Executive Summary

Following the two successful public offerings of the Company’s Class A common stock during 2012, on March 13, 2013, we completed an additional public offering of 3,450,000 shares of Class A common stock, including 450,000 shares of Class A common stock purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $25.50 per share, for net proceeds of $87.0 million after deducting underwriting discounts and commissions and expenses. We deployed the capital raised from this public offering primarily in 30 year fixed –rate agency-backed MBS and private-label MBS. Based on the improvements we have observed in the general economic indicators and trends in underlying credit and housing data, we reallocated some of our available capital to the private-label MBS portfolio during the quarter ended March 31, 2013. As of March 31, 2013, our MBS portfolio consisted of $1.9 billion in fair value, $1.6 billion in agency-backed MBS and $275.9 million in private-label MBS.

On May 1, 2013, we also completed a public offering of $25.0 million of 6.625% senior notes due in 2023 and received net proceeds of $24.0 million after payment of underwriting discounts and commissions and expenses. These senior notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at our option on or after May 1, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on these senior notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year, beginning on August 1, 2013.

For the three months ended March 31, 2013, we had net income of $3.2 million, or $0.23 per share (diluted). As of March 31, 2013, our book value per share was $32.78.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the three months ended March 31, 2013. Our core operating income for the three months ended March 31, 2013 was $14.6 million. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for principal repayments in excess of proportionate invested capital, (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments, (4) other-than-temporary impairment charges recognized, and (5) benefit from the reversal of previously accrued federal tax liability and accrued interest related to uncertain tax positions . This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trend. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three months ended March 31, 2013 (dollars in thousands):

Three Months Ended March 31, 2013
GAAP net income	$3,177
Adjustments
Adjusted expenses(1)	504
Benefit from the reversal of federal tax liability and accrued interest related to uncertain tax position	(3,744)
Stock compensation	495
Net unrealized mark-to-market loss on trading MBS and hedge instruments	14,738
Other-than-temporary impairment charges	162
Adjusted interest related to purchase discount accretion(2)	(712)
Non-GAAP core operating income	$14,620

(1)	Adjusted expenses reflect certain professional fees, litigation recovery and income taxes that are not considered representative of routine or core operating-related activities of our company.
(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

As of March 31, 2013, our agency-backed MBS consisted of $1.5 billion in face value with a cost basis of $1.6 billion and was fair valued at $1.6 billion. Our agency-backed MBS had a weighted-average coupon of 4.08% and a weighted-average cost of funding of 0.42% at March 31, 2013. During the three months ended March 31, 2013, we received proceeds of $331.6 million from the sale of $307.8 million in face value of our agency-backed MBS, realizing $4.0 million in losses, or realized net losses of $1.0 million from the acquisition price.

Index

We have entered into Eurodollar futures to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through June 30, 2017 and have a lifetime weighted-average rate of 2.99%, as compared to a lifetime weighted-average market rate of 0.96% as of March 31, 2013. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term.

As of March 31, 2013, our private-label MBS portfolio consisted of $445.6 million in face value with an amortized cost basis of $228.5 million and was fair valued at $275.9 million. The unamortized net discount on our private-label MBS portfolio was $217.1 million as of March 31, 2013. During the three months ended March 31, 2013, we recognized net interest income of $5.5 million, representing a 11.9% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. During the three months ended March 31, 2013, we received proceeds of $4.8 million from the sale of $7.7 million in face value of our private-label MBS, realizing $1.6 million in gains. We also recognized $0.2 million in other-than-temporary impairment charges during the three months ended March 31, 2013. This charge does not affect non-GAAP core operating income or book value, but does reduce our net income and lowers the accounting basis used to record future discount accretion.

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represents interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 1% credit enhancement on a weighted-average basis, which provides protection to our invested capital in addition to our purchase discount.

We generally purchased the private-label MBS in our portfolio at a discount to face value. We estimate, at least on a quarterly basis, the future expected cash flows based on our observation and assessment of current information and events and by applying a number of assumptions related to prepayment rates, interest rates, default rates, discount rates and the timing and amount of cash flows and credit losses. These assumptions, which are disclosed in note 2 to our financial statements, are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact our estimates and interest income.

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

Index

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

The following is a summary of our net income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Net interest income	$16,724	$12,546
Other (loss) income, net	(13,533)	2,804
Other expenses	3,776	4,146
(Loss) income before income taxes	(585)	11,204
Income tax (benefit) provision	(3,762)	442
Net income	$3,177	$10,762

For the three months ended March 31, 2013, our net income was $3.2 million compared to net income of $10.8 million for the three months ended March 31, 2012. Our net income includes net interest income of $16.7 million and other net loss of $13.5 million for the three months ended March 31, 2013 compared to net interest income of $12.5 million and other net income of $2.8 million for the three months ended March 31, 2012. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The increase in other net loss is discussed below. Our other expenses decreased to $3.8 million during the three months ended March 31, 2013 compared to $4.1 million for the three months ended March 31, 2012, primarily as a result of decreases in legal and legal settlement expenses offset by an increase in variable compensation.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of March 31, 2013 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$1,058,323	$1,156,713
Freddie Mac	442,381	480,622
Available-for-sale
Agency-backed MBS
Fannie Mae	52	57
Private-label MBS
Senior securities	11,563	7,400
Re-REMIC securities	434,075	268,456
Other mortgage related assets	91,133	449
Total	$2,037,527	$1,913,697

Index

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

Index

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

We reported net income of $3.2 million for the three months ended March 31, 2013 compared to net income of $10.8 million for the three months ended March 31, 2012 which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Interest income	$18,328	$13,363
Interest expense	1,604	817
Net interest income	16,724	12,546
Other (loss) income, net
Investment (loss) gain, net	(13,529)	2,808
Other loss	(4)	(4)
Total other (loss) income, net	(13,533)	2,804
Other expenses	3,776	4,146
Income before income taxes	(585)	11,204
Income tax (benefit) provision	(3,762)	442
Net income	$3,177	$10,762

Net income decreased $7.6 million from net income of $10.8 million for the three months ended March 31, 2012 to net income of $3.2 million for the three months ended March 31, 2013 primarily due to the unrealized market value change in our trading portfolio and the following changes:

●
Net interest income increased $4.2 million (33.6%) from $12.5 million for the three months ended March 31, 2012 to $16.7 million for the three months ended March 31, 2013. The increase is primarily the result of fully deploying our investable capital on a leveraged basis to our MBS portfolio. See additional yield analysis below.

●
Investment (loss) gain, net, decreased $16.3 million from a gain of $2.8 million for the three months ended March 31, 2012 to a loss of $13.5 million for the three months ended March 31, 2013. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Net interest income	$16,839	$12,671
Investment (loss) gain, net	(13,529)	2,808

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$1,328,451	$12,606	3.80%	$629,554	$7,037	4.47%
Private-label MBS
Senior securities	5,568	228	16.38%	8,385	355	16.93%
Re-REMIC securities	179,273	5,481	12.23%	133,087	5,937	17.85%
Other investments	464	13	10.95%	1,092	34	12.44%
	$1,513,756	18,328	4.84%	$772,118	13,363	6.92%
Repurchase agreements	$1,272,862	(1,489)	(0.47)%	$645,469	(692)	(0.42)%
Net interest income/spread		$16,839	4.37%		$12,671	6.50%

Index

The change in the composition of our MBS portfolio and related increase in net interest income by $4.2 million from the three months ended March 31, 2012 to the three months ended March 31, 2013 was primarily due to the deployment of capital raised from our public offerings during 2012 and on March 13, 2013 primarily into our agency-backed MBS portfolio. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we realized net investment loss of $13.5 million for the three months ended March 31, 2013 compared to net investment gain of $2.8 million for the three months ended March 31, 2012. The following table summarizes the components of net investment (loss) gain (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Realized gains on sale of available-for-sale investments, net	$1,561	$—
Available-for-sale and cost method securities – other-than-temporary impairment charges	(162)	—
(Losses) gains on trading investments, net	(16,108)	3,067
Gains (losses) from derivative instruments, net	1,258	(385)
Other, net	(78)	126
Investment (loss) gain, net	$(13,529)	$2,808

We recorded other-than-temporary impairment charges of $0.2 million for the three months ended March 31, 2013 related to changes in expected credit performance on available-for-sale, private-label MBS with a cost basis of $0.5 million prior to recognizing the other-than-temporary impairment charges. We recorded no other-than-temporary impairment charges on MBS during the three months ended March 31, 2012.

During the three months ended March 31, 2013, the Company received $4.8 million from the sales of $7.7 million in face value of available-for-sale MBS recognizing a net gain of $1.6 million. There were no sales of available-for-sale investments during the three months ended March 31, 2012.

The losses on trading investments, net, recognized for the three months ended March 31, 2013 were primarily the result of net mark-to-market loss adjustments of $12.1 million and net losses of $4.0 million from sales of trading investments. The losses on trading investments, net, recognized for the three months ended March 31, 2013, also reflects net realized losses of $1.0 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $15.1 million during the three months ended March 31, 2013. The gains on trading investments, net, recognized for the three months ended March 31, 2012 were primarily the result of net mark-to-market gain adjustments of $3.2 million offset by losses of $0.1 million from sales of trading investments. The gains on trading investments, net, recognized for the three months ended March 31, 2012, also reflects net realized gains of $0.5 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $2.6 million during the three months ended March 31, 2012.

Losses from derivative instruments recognized for the three months ended March 31, 2013 were the result of net realized gains of $1.1 million and net unrealized mark-to-market gain adjustments of $0.2 million. Losses from derivative instruments recognized for the three months ended March 31, 2013 also reflects net gains of $0.9 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $0.4 million during the three months ended March 31, 2013. Losses from derivative instruments recognized for the three months ended March 31, 2012 were the result of net realized gains of $0.3 million and net unrealized mark-to-market loss adjustments of $0.7 million. Losses from derivative instruments recognized for the three months ended March 31, 2012 also reflects net gains of $0.4 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $0.8 million during the three months ended March 31, 2012. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs decreased to $114.6 thousand for the three months ended March 31, 2013 from $125.4 thousand for the three months ended March 31, 2012.

Other expenses decreased by $0.3 million (7.3%) from $4.1 million for the three months ended March 31, 2012 to $3.8 million for the three months ended March 31, 2013. The decrease is primarily as a result of reversing a legal settlement reserve previously accrued for related to the litigation filed by Hildene Capital Management, LLC, which was dismissed on March 22, 2013.

Total income tax provision decreased $4.2 million from a provision of $0.4 million for the three months ended March 31, 2012 to a benefit of $3.8 million for the three months ended March 31, 2013. Our effective tax rate was (643.1%) for the three months ended March 31, 2013 as compared to 3.9% for the same period in 2012. The effective tax rate during the three months ended March 31, 2013 was lower than the highest marginal tax rates due to the realization of previously unrecognized tax benefits including related accrued interest that were fully reserved. With the completion of the audits by the IRS for the years 2009 and 2010 in March 2013, we released $3.2 million of federal tax benefit related to an uncertain tax position and $0.5 million of related accrued interest as of March 31, 2013. The effective tax rate during the three months ended March 31, 2012 was lower than the highest marginal tax rates due to the realization of deferred tax assets that were offset by a full valuation allowance. The net deferred tax assets, which are partially offset by a valuation allowance, include net operating losses (NOLs), which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to the expected alternative minimum taxes.

Index

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS and proceeds from sales of MBS. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities or other securities registered pursuant to our effective shelf registration statement filed with the SEC. Pursuant to our shelf registration statement, on March 13, 2013, we completed a public offering of 3,450,000 shares of Class A common stock, including 450,000 shares purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $25.50 per share, for net proceeds of $87.0 million, after deducting underwriting discounts and commissions and expenses.

On May 1, 2013, we completed a public offering of $25.0 million of 6.625% senior notes due in 2023 and received net proceeds of $24.0 million after payment of underwriting discounts and commissions and expenses. These senior notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at our option on or after May 1, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on these senior notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year, beginning on August 1, 2013.

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

  Cash Flows

As of March 31, 2013, our cash and cash equivalents totaled $21.1 million, representing a net decrease in the balance of $14.7 million from $35.8 million as of December 31, 2012. The cash provided by operating activities of $11.7 million was attributable primarily to net income. The cash provided by investing activities of $176.5 million relates primarily to proceeds from the sales of MBS, net of purchases of MBS. The cash used in financing activities of $202.9 million relates primarily to repayments of repurchase agreements used to finance a portion of the MBS portfolio offset by the completed public offerings of Class A common stock.

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

As of March 31, 2013, our liabilities totaled $1.7 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debentures. These long-term debentures accrue and require payments of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00%, mature between 2033 and 2035 and are currently redeemable by us, in whole or in part, without penalty. As of March 31, 2013, we had $15.0 million of total long-term debt. As of March 31, 2013, our debt-to-equity leverage ratio was 2.2 to 1.

Index

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of March 31, 2013, the weighted-average interest rate under these agreements was 0.47%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	March 31, 2013	December 31, 2012
Outstanding balance	$1,207,171	$1,497,191
Weighted-average rate	0.47%	0.52%
Weighted-average term to maturity	11.9 days	14.5 days
Maximum amount outstanding at any month-end during the period	$1,382,930	$1,497,191

  Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits, long-term investments and deferred tax assets. As of March 31, 2013, liquid assets consisted primarily of cash and cash equivalents of $21.1 million and net investments in MBS of $706.1 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $2.1 billion at December 31, 2012 to $2.2 billion as of March 31, 2013. The increase in total assets reflects the deployment of capital raised from our public offerings during the three months ended March 31, 2013 primarily into our agency-backed MBS portfolio on a leveraged basis.

As of March 31, 2013, the total par and fair value of the MBS portfolio was $1.9 billion. As of March 31, 2013, the weighted-average coupon of the portfolio was 4.10%.

  Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and we have declared the following dividends to date in 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.875	March 15	March 28	April 30

Index

The Board of Directors approved and the Company declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013 and December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We monitor market and business risk, including credit, interest rate, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and assets are exposed.  See “Item 1—Business” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our risk management strategies.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended March 31, 2013:

	Senior Securities	Re-REMIC Securities	Total Private- Label Securities
Yield (% of amortized cost)	16.4%	12.2%	12.4%
Average cost (% of face value)	61.7%	49.8%	50.1%
Weighted-average coupon	2.6%	4.2%	4.2%
Delinquencies greater than 60 plus days	30.7%	17.7%	18.1%
Credit enhancement	—	1.3%	1.2%
Severity (three months average)	51.1%	47.6%	47.7%
Constant prepayment rate (three months average)	17.6%	17.9%	17.9%

Index

Key credit and prepayment measures in our private-label MBS portfolio reflected slight deterioration during the three months ended March 31, 2013. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 18.1% at March 31, 2013 from 18.5% at December 31, 2012 and trailing three month average loss severities on liquidated loans increased to 47.7% at March 31, 2013 from 45.8% at December 31, 2012. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of March 31, 2013. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	March 31, 2013
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS, Private-label	$275,856	$268,530	(2.66)%	$283,500	2.77%	$265,826	(3.64)%	$285,945	3.66%
MBS, Agency	1,637,392	1,637,392	—	1,637,392	—	1,637,392	—	1,637,392	—
Other	298,162	298,162	—	298,162	—	298,162	—	298,162	—
Total assets	$2,211,410	$2,204,084	(0.33)%	$2,219,054	0.35%	$2,201,380	(0.45)%	$2,221,499	0.46%

Liabilities	$1,665,594	$1,665,594	—	$1,665,594	—	$1,665,594	—	$1,665,594	—
Equity	545,816	538,490	(1.34)%	553,460	1.40%	535,786	(1.84)%	555,905	1.85%
Total liabilities and equity	$2,211,410	$2,204,084	(0.33)%	$2,219,054	0.35%	$2,201,380	(0.45)%	$2,221,499	0.46%

Book value per share	$32.78	$32.34	(1.34)%	$33.24	1.40%	$32.18	(1.84)%	$33.39	1.85%

Interest Rate Risk

  Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures and U.S. Treasury note futures. The counterparties to our derivative agreements at March 31, 2013 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Index

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 4.77 in a rising interest rate environment and 2.92 in a declining interest rate environment.

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

	March 31, 2013
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$1,913,248	$1,822,006	(4.77)%	$1,969,198	2.92%
Derivative asset	9	1,390	15,344.44%	(486)	(5,500.00)%
Other	298,153	298,153	—	298,153	—
Total assets	$2,211,410	$2,121,549	(4.06)%	$2,266,865	2.51%
Liabilities
Repurchase agreements	$1,207,171	$1,207,171	—	$1,207,171	—
Derivative liability	76,509	15,348	(79.94)%	132,949	73.77%
Other	381,914	381,914	—	381,914	—
Total liabilities	1,665,594	1,604,433	(3.67)%	1,722,034	3.39%
Equity	545,816	517,116	(5.26)%	544,831	(0.18)%
Total liabilities and equity	$2,211,410	$2,121,549	(4.06)%	$2,266,865	2.51%

Book value per share	$32.78	$31.06	(5.26)%	$32.72	(0.18)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of March 31, 2013 (dollars in thousands, except per share amounts).

	March 31, 2013
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$1,731	$1,904	10.00%	$1,558	(10.00)%
Other	2,209,679	2,209,679	—	2,209,679	—
Total assets	$2,211,410	$2,211,583	0.01%	$2,211,237	(0.01)%

Liabilities	$1,665,594	$1,665,594	—	$1,665,594	—
Equity	545,816	545,989	0.03%	545,643	(0.03)%
Total liabilities and equity	$2,211,410	$2,211,583	0.01%	$2,211,237	(0.01)%

Book value per share	$32.78	$32.79	0.03%	$32.77	(0.03)%

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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

●	mortgage loan prepayment activity, modification programs and future legislative action;
●	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;
●	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) and the Federal Reserve, for investments in agency-backed MBS;
●	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
●	fluctuating quarterly operating results;
●	changes in laws and regulations and industry practices that may adversely affect our business;
●	volatility of the securities markets and activity in the secondary securities markets; and
●	the other important factors identified in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Item 1A-Risk Factors”.

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

The disclosure below updates and supplements the information set forth under “Item 3—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

As previously disclosed, on August 19, 2011, Hildene Capital Management, LLC filed a purported class action complaint captioned Hildene Capital Management, LLC v. Friedman, Billings, Ramsey Group, Inc. (d/b/a Arlington Asset Investment Corp.), FBR Capital Trust VI, FBR Capital Trust X, Wells Fargo Bank, N.A., as Trustee, and John and Jane Does 1 through 100, No. 11 Civ. 5832, in the United States District Court for the Southern District of New York. On March 22, 2013, the Plaintiffs filed a Stipulation of Voluntary Dismissal, dismissing the case with prejudice.

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

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2013, we did not repurchase any shares of our Class A common stock.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).

12.01	Computation of Ratio of Earnings to Fixed Charges.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***
Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

	By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer)

Date: May 3, 2013

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
***
Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.