Form 10-Q
period 2013-06-30
Arlington Asset Investment Corp.
filed 2013-08-02
CIK 1209028

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2013:

Title	Outstanding
Class A Common Stock	16,051,626 shares
Class B Common Stock	554,055 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$38,273	$35,837
Receivables
Interest	5,967	4,869
Sold securities receivable	27,192	26,773
Other	253	644
Mortgage-backed securities, at fair value
Available-for-sale	328,969	199,156
Trading	1,820,168	1,556,440
Other investments	2,125	2,347
Derivative assets, at fair value	49,827	—
Deferred tax assets, net	153,180	162,281
Deposits	32,596	85,652
Prepaid expenses and other assets	1,503	159
Total assets	$2,460,053	$2,074,158

LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,775,316	$1,497,191
Interest payable	811	582
Accrued compensation and benefits	2,593	1,542
Dividend payable	14,633	—
Derivative liabilities, at fair value	63,328	76,850
Purchased securities payable	8,363	—
Accounts payable, accrued expenses and other liabilities	14,417	17,837
Long-term debt	40,000	15,000
Total liabilities	1,919,461	1,609,002

Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 16,051,626 and 12,560,970 shares issued and outstanding, respectively	160	126
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 554,055 shares issued and outstanding	6	6
Additional paid-in capital	1,725,880	1,638,061
Accumulated other comprehensive income, net of taxes of $7,679 and $429, respectively	49,418	38,985
Accumulated deficit	(1,234,872)	(1,212,022)
Total equity	540,592	465,156
Total liabilities and equity	$2,460,053	$2,074,158

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$23,145	$16,031	$41,473	$29,394

Interest expense
Interest on short-term debt	1,814	994	3,303	1,686
Interest on long-term debt	406	123	521	248
Total interest expense	2,220	1,117	3,824	1,934
Net interest income	20,925	14,914	37,649	27,460
Other loss, net
Investment loss, net	(11,253)	(8,677)	(24,782)	(5,869)
Other loss	(4)	(4)	(8)	(8)
Total other loss, net	(11,257)	(8,681)	(24,790)	(5,877)
Operating income before other expenses	9,668	6,233	12,859	21,583
Other expenses
Compensation and benefits	2,643	2,101	4,992	4,061
Professional services	555	891	1,676	2,475
Business development	30	55	62	72
Occupancy and equipment	111	150	232	245
Communications	46	53	93	105
Other operating expenses	535	460	641	898
Total other expenses	3,920	3,710	7,696	7,856
Income before income taxes	5,748	2,523	5,163	13,727
Income tax provision (benefit)	2,554	379	(1,208)	821
Net income	$3,194	$2,144	$6,371	$12,906

Basic earnings per share	$0.19	$0.22	$0.42	$1.47
Diluted earnings per share	$0.19	$0.22	$0.41	$1.47
Dividends declared per share	$0.875	$0.875	$1.75	$1.75
Weighted-average shares outstanding (in thousands)
Basic	16,655	9,726	15,299	8,795
Diluted	16,832	9,733	15,470	8,803

Other comprehensive income, net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $5,927, $-0-, $9,255, and $-0-, respectively)	$8,528	$(4,188)	$13,318	$(9,091)
Reclassification
Included in investment loss, net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $2,215, $-0-, $2,370, and $-0-, respectively)	(3,187)	—	(3,410)	—
Included in investment loss, net, in the statement of comprehensive income related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $298, $-0-, $365, and $-0-, respectively)	430	4,531	525	4,531
Comprehensive income	$8,965	$2,487	$16,804	$8,346

 See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

Balances, December 31, 2011	7,099,336	$71	566,112	$6	$1,508,713	$38,367	$(1,363,785)	$183,372
Net income	—	—	—	—	—	—	191,826	191,826
Conversion of Class B shares to Class A shares	12,057	—	(12,057)	—	—	—	—	—
Issuance of Class A common stock	5,493,750	55	—	—	129,194	—	—	129,249
Repurchase of Class A common stock	(41,790)	—	—	—	(786)	—	—	(786)
Forfeitures of Class A common stock	(2,383)	—	—	—	(55)	—	—	(55)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	995	—	—	995
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $429)	—	—	—	—	—	618	—	618
Dividends declared	—	—	—	—	—	—	(40,063)	(40,063)
Balances, December 31, 2012	12,560,970	126	554,055	6	1,638,061	38,985	(1,212,022)	465,156
Net income	—	—	—	—	—	—	6,371	6,371
Issuance of Class A common stock	3,492,667	34	—	—	86,930	—	—	86,964
Forfeitures of Class A common stock	(2,011)	—	—	—	(51)	—	—	(51)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	940	—	—	940
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $7,250)	—	—	—	—	—	10,433	—	10,433
Dividends declared	—	—	—	—	—	—	(29,221)	(29,221)
Balances, June 30, 2013	16,051,626	$160	554,055	$6	$1,725,880	$49,418	$(1,234,872)	$540,592

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,371	$12,906
Adjustments to reconcile net income to net cash provided by operating activities
Net investment loss, net	24,782	5,869
Net discount accretion on mortgage-backed securities	(3,878)	(5,458)
Deferred tax provision	1,851	—
Other	943	562
Changes in operating assets
Interest receivable	(1,098)	(994)
Other receivables	391	(95)
Prepaid expenses and other assets	(467)	692
Changes in operating liabilities
Accounts payable and other liabilities	(3,241)	1
Accrued compensation and benefits	1,051	(3,613)
Net cash provided by operating activities	26,705	9,870

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(122,840)	(470)
Purchases of trading mortgage-backed securities	(964,033)	(508,374)
Proceeds from sales of available-for-sale mortgage-backed securities	27,798	—
Proceeds from sales of trading mortgage-backed securities	500,303	112,067
Receipt of principal payments on available-for-sale mortgage-backed securities	2,997	3,423
Receipt of principal payments on trading mortgage-backed securities	81,285	31,143
Payments for purchased securities payable	—	(15,820)
Proceeds from sold securities receivable	26,773	41,321
Proceeds (payments) from derivatives and deposits, net	48,823	(18,085)
Other	85	59
Net cash used in investing activities	(398,809)	(354,736)

Cash flows from financing activities:
Proceeds from repurchase agreements, net	278,125	315,074
Proceeds from stock issuance, net	86,964	46,015
Proceeds from long-term debt issuance, net	24,038	—
Dividends paid	(14,587)	(15,104)
Net cash provided by financing activities	374,540	345,985

Net increase in cash and cash equivalents	2,436	1,119
Cash and cash equivalents, beginning of period	35,837	20,018
Cash and cash equivalents, end of period	$38,273	$21,137

Supplemental cash flow information
Cash payments for interest	$3,579	$2,028
Cash payments for taxes	$345	$274

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

1.	Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

 —Sold securities receivable, repurchase agreements and purchased securities payable are reflected in the consolidated balance sheets at the cost basis, which approximates fair value because of the short term nature of these instruments and classified within Level 2 of the fair value hierarchy.

 —Long-term debt represents remaining balances of trust preferred debt and senior debt issued by the Company. Trust preferred debt is classified within Level 3 of the fair value hierarchy and senior debt is classified within Level 1 of the fair value hierarchy.

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$38,273	$38,273	$35,837	$35,837
Interest receivable	5,967	5,967	4,869	4,869
Sold securities receivable	27,192	27,192	26,773	26,773
Other receivables	253	253	644	644
MBS
Agency-backed MBS	1,820,217	1,820,217	1,556,510	1,556,510
Private-label MBS
Senior securities	7,246	7,246	7,519	7,519
Re-REMIC securities	321,674	321,674	191,567	191,567
Derivative assets	49,827	49,827	—	—
Other investments	2,125	2,125	2,347	2,347
Deposits	32,596	32,596	85,652	85,652

Financial liabilities
Repurchase agreements	1,775,316	1,775,316	1,497,191	1,497,191
Purchased securities payable	8,363	8,363	—	—
Interest payable	811	811	582	582
Long-term debt	40,000	39,700	15,000	15,000
Derivative liabilities	63,328	63,328	76,850	76,850
Accounts payable, accrued expenses and other liabilities	14,417	14,417	17,837	17,837

  Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of June 30, 2013 and December 31, 2012. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2013
	Total	Level 1	Level 2	Level 3
MBS, at fair value Trading
Agency-backed MBS	$1,820,168	$—	$1,820,168	$—
Available-for-sale
Agency-backed MBS	49	—	49	—
Private-label MBS
Senior securities	7,246	—	—	7,246
Re-REMIC securities	321,674	—	—	321,674
Total available-for-sale	328,969	—	49	328,920
Total MBS	2,149,137	—	1,820,217	328,920
Derivative assets, at fair value	49,827	42,789	7,038	—
Derivative liabilities, at fair value	(63,328)	(59,230)	(4,098)	—
Interest-only MBS, at fair value	394	—	—	394
Total	$2,136,030	$(16,441)	$1,823,157	$329,314

	December 31, 2012
	Total	Level 1	Level 2	Level 3
MBS, at fair value Trading
Agency-backed MBS	$1,556,440	$—	$1,556,440	$—
Available-for-sale
Agency-backed MBS	70	—	70	—
Private-label MBS
Senior securities	7,519	—	—	7,519
Re-REMIC securities	191,567	—	—	191,567
Total available-for-sale	199,156	—	70	199,086
Total MBS	1,755,596	—	1,556,510	199,086
Derivative liabilities, at fair value	(76,850)	(76,850)	—	—
Interest-only MBS, at fair value	478	—	—	478
Total	$1,679,224	$(76,850)	$1,556,510	$199,564

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $329,314, or 13.39%, and $199,564, or 9.62%, of the Company’s total assets as of June 30, 2013 and December 31, 2012, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2013 or the year ended December 31, 2012.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $328,920 and $199,086 as of June 30, 2013 and December 31, 2012, respectively. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had the following weighted-averages as of the dates indicated.

	June 30, 2013	December 31, 2012
Original loan-to-value	70%	70%
Original FICO score	726	730
Three-month prepayment rate	16%	17%
Three-month loss severities	46%	46%
Weighted average coupon	3.89%	4.40%

The significant unobservable inputs for the valuation model include the following weighted-averages as of the dates indicated:

	June 30, 2013		December 31, 2012
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.50%	6.69%	6.50%	7.43%
Default rate	9.30%	4.72%	9.30%	5.00%
Loss severity rate	55.00%	46.12%	60.00%	46.60%
Prepayment rate	16.30%	12.59%	16.30%	13.75%

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	June 30, 2013		December 31, 2012
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.50%	6.00 – 10.00%	6.50%	6.50 – 13.25%
Default rate	9.30%	0.95 – 9.45%	9.30%	0.95 – 11.10%
Loss severity rate	55.00%	28.31 – 57.50%	60.00%	28.26 – 57.50%
Prepayment rate	16.30%	6.85 – 19.55%	16.30%	6.95 – 20.40%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2013	$7,400	$268,456	$275,856
Total net gains (losses)
Included in earnings	—	6,342	6,342
Included in other comprehensive income	(123)	9,936	9,813
Purchases	—	59,325	59,325
Sales	—	(23,019)	(23,019)
Payments, net	(255)	(5,752)	(6,007)
Accretion of discount	224	6,386	6,610
Ending balance, June 30, 2013	$7,246	$321,674	$328,920

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(728)	$(728)

	Three Months Ended June 30, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2012	$8,647	$166,892	$175,539
Total net gains (losses)
Included in earnings	—	(4,531)	(4,531)
Included in other comprehensive income	(74)	503	429
Purchases	—	470	470
Sales	—	—	—
Payments, net	(428)	(4,930)	(5,358)
Accretion of discount	353	6,046	6,399
Ending balance, June 30, 2012	$8,498	$164,450	$172,948

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(4,531)	$(4,531)

	Six Months Ended June 30, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2013	$7,519	$191,567	$199,086
Total net gains (losses)
Included in earnings	—	7,790	7,790
Included in other comprehensive income	(87)	17,803	17,716
Purchases	—	131,203	131,203
Sales	—	(27,798)	(27,798)
Payments, net	(638)	(10,758)	(11,396)
Accretion of discount	452	11,867	12,319
Ending balance, June 30, 2013	$7,246	$321,674	$328,920

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(890)	$(890)

	Six Months Ended June 30, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2012	$9,311	$170,116	$179,427
Total net gains (losses)
Included in earnings	—	(4,531)	(4,531)
Included in other comprehensive income	(681)	(3,773)	(4,454)
Purchases	—	470	470
Sales	—	—	—
Payments, net	(839)	(9,816)	(10,655)
Accretion of discount	707	11,984	12,691
Ending balance, June 30, 2012	$8,498	$164,450	$172,948

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(4,531)	$(4,531)

Gains and losses included in earnings for the three and six months ended June 30, 2013 and 2012 are reported in the following statement of comprehensive income line descriptions:

	Other Loss, Investment Loss, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total gains (losses) included in earnings for the period	$6,342	$(4,531)	$7,790	$(4,531)

Change in unrealized gains (losses) relating to assets still held at reporting date	$(728)	$(4,531)	$(890)	$(4,531)

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of June 30, 2013 and December 31, 2012, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds and valued at $1,731 and $1,869, respectively. For the six months ended June 30, 2013, the Company recorded losses of $138, respectively, in the carrying value of these financial assets. For the three months ended June 30, 2013 and for the three and six months ended June 30, 2012, there were no changes to the carrying value of these financial assets.

MBS, at Fair Value

MBS, at fair value(1) (2), consisted of the following as of the dates indicated:

	June 30, 2013					December 31, 2012
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$1,196,826	$—	55.69%	9.2	AAA	$1,083,810	$—	61.73%	4.9	AAA
Freddie Mac	623,342	—	29.00%	9.5	AAA	472,630	—	26.92%	5.1	AAA
Available-for-sale:
Agency-backed
Fannie Mae	49	—	—	5.0	AAA	70	—	0.01%	2.8	AAA
Private-label
Senior securities	7,246	(5,687)	0.34%	5.0	C-	7,519	(6,519)	0.43%	5.2	C
Re-REMIC securities	321,674	(234,497)	14.97%	11.8	NR	191,567	(164,422)	10.91%	11.4	NR
	$2,149,137	$(240,184)	100.00%			$1,755,596	$(170,941)	100.00%

(1)	The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at June 30, 2013 and December 31, 2012. The weighted-average coupon of the MBS portfolio at June 30, 2013 and December 31, 2012 was 4.04% and 4.11%, respectively.
(2)	As of June 30, 2013 and December 31, 2012, the Company’s MBS investments with a fair value of $1,919,775 and $1,615,421, respectively, were pledged as collateral for repurchase agreements.
(3)	The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S.’s credit rating to “AA+” by Standard & Poors during the quarter ended September 30, 2011, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

The Company has generally purchased private-label MBS at a discount. The Company, at least on a quarterly basis, estimates the future expected cash flows based on the Company’s observation of current information and events and applies a number of assumptions related to prepayment rates, interest rates, default rates, loss severity rates, and the timing and amount of cash flows and credit losses. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact the Company’s estimates and its interest income.

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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$261,391	$182,867	$207,853	$194,619
Accretion of discount	(6,610)	(6,399)	(12,319)	(12,691)
Reclassifications, net	28,702	1,984	32,609	(3,476)
Acquisitions	50,871	1,749	113,745	1,749
Sales	(16,659)	—	(24,193)	—
Ending balance	$317,695	$180,201	$317,695	$180,201

For the available-for-sale, private-label MBS acquired during the three and six months ended June 30, 2013 and 2012, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractually required payments receivable	$148,689	$2,219	$332,860	$2,219
Cash flows expected to be collected	110,195	2,219	244,948	2,219
Basis in acquired securities	59,324	470	131,203	470

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	June 30, 2013
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$45	$4	$—	$49
Private-label MBS
Senior securities	5,425	1,821	—	7,246
Re-REMIC securities	266,371	55,466	(163)	321,674
Total	$271,841	$57,291	$(163)	$328,969

(1)	The amortized cost of MBS includes unamortized net discounts of $240,184 at June 30, 2013.

	December 31, 2012
	Amortized
	Cost/	Unrealized
	Cost Basis(1)	Gains	Losses	Fair Value
Agency-backed MBS	$64	$6	$—	$70
Private-label MBS
Senior securities	5,611	1,908	—	7,519
Re-REMIC securities	154,067	37,500	—	191,567
Total	$159,742	$39,414	$—	$199,156

(1)	The amortized cost of MBS includes unamortized net discounts of $170,941 at December 31, 2012.

For the three and six months ended June 30, 2013, the Company recorded other-than-temporary impairment charges of $728 and $890, respectively, as a component of investment loss, net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $1,341 and $1,584, respectively, prior to recognizing the other-than-temporary impairment charges. The Company recorded other-than-temporary impairment charges of $4,531 on MBS during the three and six months ended June 30, 2012.

The following table presents a summary of other-than-temporary impairment charges included in earnings for the periods indicated and cumulative other-than-temporary impairment charges recognized on the MBS held as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cumulative other-than-temporary impairment, beginning balance	$22,555	$8,594	$23,768	$8,594
Additions
Other-than-temporary impairments not previously recognized	—	4,174	—	4,174
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	728	357	890	357
Reductions
Decreases related to other-than-temporary impairments on sold securities with previously recognized other-than-temporary impairments	—	—	(1,375)	—
Cumulative other-than-temporary impairment, ending balance	$23,283	$13,125	$23,283	$13,125

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS
Proceeds from sales	$196,113	$23,020	$90,519	$—	$527,738	$27,798	$112,128	$—
Gross gains	529	6,928	376	—	531	8,489	341	—
Gross losses	1,655	—	228	—	6,973	—	251	—

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	June 30, 2013	December 31, 2012
Interest-only MBS	$394	$478
Non-public equity securities	975	975
Investment funds	756	894
Total other investments	$2,125	$2,347

3.	Borrowings:

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

As of June 30, 2013, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. As of December 31, 2012, the amount at risk related to $482,097 of repurchase agreements with Credit Suisse Securities (USA) LLC was $50,171, or 10.79%, of the Company’s equity with a weighted-average maturity of 15 days. The amount at risk is defined as the excess of the higher of carrying amount or market value of the collateral provided under repurchase agreements, including any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	June 30, 2013	December 31, 2012
Outstanding balance	$1,775,316	$1,497,191
Value of assets pledged as collateral
Agency-backed MBS	1,822,221	1,547,760
Private-label MBS	97,554	67,661
Net amount (1)	144,459	118,230
Weighted-average rate	0.43%	0.52%
Weighted-average term to maturity	15.7 days	14.5 days

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

	June 30, 2013	June 30, 2012
Weighted-average outstanding balance during the three months ended	$1,660,108	$892,659
Weighted-average rate during the three months ended	0.43%	0.44%
Weighted-average outstanding balance during the six months ended	$1,466,485	$769,064
Weighted-average rate during the six months ended	0.45%	0.43%

  Long-Term Debt

As of June 30, 2013 and December 31, 2012, the Company had $40,000 and $15,000, respectively, of outstanding long-term debentures. On May 1, 2013, the Company completed a public offering of $25,000 of its 6.625% Senior Notes due in 2023 and received net proceeds of $24,038 after payment of underwriting discounts and commissions and expenses. These senior notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after May 1, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on these senior notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year, beginning on August 1, 2013. These Senior Notes are publicly traded on the New York Stock Exchange under the ticker symbol “AIW”. The Company’s long-term debentures consisted of the following as of the dated indicated:

	June 30, 2013		December 31, 2012
	Senior Notes	Trust Preferred Debt	Senior Notes	Trust Preferred Debt
Outstanding Principal	$25,000	$15,000	$—	$15,000
Annual Interest Rate	6.625%	LIBOR+2.25 - 3.00%	—	LIBOR+2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	—	Quarterly
Weighted-Average Interest Rate	6.625%	3.03%	—	3.09%
Maturity	May 1, 2023	2033-2035	—	2033-2035
Early Redemption Date	May 1, 2016	2008-2010	—	2008-2010

4.	Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar futures, swap futures, and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS. The exchange traded derivatives such as Eurodollar futures and swap futures are cash settled on a daily basis. The Company may be required to pledge collateral for margin requirements with third-party custodians in connection with certain derivative transactions. These transactions are not under master netting agreements.

During the three and six months ended June 30, 2013, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three and six months ended June 30, 2013, the Company recorded net gains of $57,776 and $59,034, respectively, on these derivatives. For the three and six months ended June 30, 2012, the Company recorded net losses of $16,609 and $16,994, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures(1)	$19,623,000	$(40,541)	$17,525,000	$(76,850)
10-year swap futures(2)	550,000	24,100	—	—
Commitment to purchase MBS(3)	435,000	(4,098)	—	—
Commitment to sell MBS(4)	458,155	7,038	—	—

(1)	The $19,623,000 total notional amount of Eurodollar futures contracts as of June 30, 2013 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2013 and 2018. As of June 30, 2013, the Company maintained $24,346 as a deposit and margin against the open Eurodollar futures contracts.
(2)	The total notional amount of $550,000 represents the accumulation of 10-year swap futures that mature in September 2013. As of June 30, 2013, the Company maintained $8,250 as a deposit and margin against the open swap futures contracts.
(3)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate MBS securities.
(4)	The total notional amount of commitment to sell MBS represents forward commitments to sell fixed-rate MBS securities.

5.	Income Taxes:

The total income tax provision (benefit) for the three and six months ended June 30, 2013 was $2,554 and $(1,208), respectively. The total income tax provision for the three and six months ended June 30, 2012 was $379 and $821, respectively. The Company generated pre-tax book income of $5,748 and $5,163 for the three and six months ended June 30, 2013, respectively. The Company generated pre-tax book income of $2,523 and $13,727 for the three and six months ended June 30, 2012, respectively.

The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was (23.4%) and 6.0%, respectively. The effective tax rate during the six months ended June 30, 2013 was lower than the highest marginal tax rates due to the realization of previously unrecognized tax benefits including related accrued interest that were fully reserved. The effective tax rate during the six months ended June 30, 2012 was lower than the highest marginal tax rates due to the realization of deferred tax assets that were offset by a full valuation allowance. The Company is subject to Alternative Minimum Tax because it does not pay regular tax as a result of available net operating losses. The Company will continue to provide a valuation allowance against the portion of the capital loss carryforwards which the Company believes that it is more likely than not that the benefits will not be realized prior to expiration. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing jurisdictions. In March 2013, an IRS examination of the Company’s tax years 2009 and 2010 was completed without any adjustment. As a result, the Company reversed $3,200 of unrecognized federal tax benefit related to an uncertain tax position and $544 of related accrued interest as of March 31, 2013. The statute of limitation on the 2009 state tax return is expected to expire in October 2013. As a result, during the quarter ending December 31, 2013, the Company may reverse $9,600 of unrecognized state tax benefit related to an uncertain tax position and $2,649 of related accrued interest. However, there can be no assurance that this reversal may take under the terms the Company anticipates, if at all.

6.	Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss applicable to common stock by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock, and performance share units. The following tables present the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,
(Shares in thousands)	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	16,655	16,655	9,726	9,726
Stock options, performance share units, and unvested restricted stock	—	177	—	7
Weighted-average common and common equivalent shares outstanding	16,655	16,832	9,726	9,733
Net income applicable to common stock	$3,194	$3,194	$2,144	$2,144
Net income per common share	$0.19	$0.19	$0.22	$0.22

	Six Months Ended June 30,
(Shares in thousands)	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	15,299	15,299	8,795	8,795
Stock options, performance share units, and unvested restricted stock	—	171	—	8
Weighted-average common and common equivalent shares outstanding	15,299	15,470	8,795	8,803
Net income applicable to common stock	$6,371	$6,371	$12,906	$12,906
Net income per common share	$0.42	$0.41	$1.47	$1.47

The diluted earnings per share for the three and six months ended June 30, 2013 did not include the antidilutive effect of 9,005 and 13,733 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units. The diluted earnings per share for the three and six months ended June 30, 2012 did not include the antidilutive effect of 55,217 and 39,547 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units.

7.	Equity:

 Equity Offering

During the six months ended June 30, 2013, the Company completed a public offering as follows:

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

  Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

 Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011. Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of June 30, 2013 and December 31, 2012, 439,843 and 489,448 shares, respectively, remained available for issuance under the 2011 Plan.

Performance-Based Long-Term Incentive Program

On August 13, 2012, the Compensation Committee of the Board of Directors of the Company adopted a performance-based long-term incentive program (Performance-based Program) that provides for the issuance of two types of performance share units (PSUs) pursuant to the Company’s 2011 Plan.

The Compensation Committee established performance goals under the Performance-based Program. Two types of PSUs may be awarded under the Performance-based Program: Book Value PSUs and Total Shareholder Return Units (TSR PSUs). The Book Value PSUs are eligible to vest based on the compound annualized growth in the Company’s book value per share (i.e., book value change plus dividends on a reinvested basis) during the applicable performance period.  The TSR PSUs are eligible to vest based on the Company’s compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period.

The Company recorded $237 and $517, in compensation expenses related to the Performance-based Program during the three and six months ended June 30, 2013, respectively. There were no similar compensation expenses during the three and six months ended June 30, 2012.

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares granted	36,000	—	36,000	—
Weight-average share price	$26.74	$—	$26.74	$—
Compensation expense recognized during the period	$100	$32	$209	$86

	June 30, 2013	December 31, 2012
Restricted Class A shares outstanding, unvested	66,170	34,835
Unrecognized compensation cost related to unvested shares	$1,261	$507
Weighted-average vesting period remaining	2.49 years	2.22 years

8.	Recent Accounting Pronouncements:

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This standard will be effective for the Company beginning on January 1, 2014. The Company is assessing the impact on the Company’s financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This standard requires the reporting of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, the Company is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company implemented the requirements of this statement on the Company’s reporting period beginning on January 1, 2013, and the implementation had no significant impact to the Company’s financial statements.

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This standard limits the scope of balance sheet offsetting disclosures to certain derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. This standard requires the disclosures of the presentation of gross and net information about transactions that are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement, regardless of whether the transactions are actually offset in the statement of financial position. The Company implemented these required disclosures effective for reporting periods beginning on January 1, 2013, and the implementation had no significant impact to the Company’s financial statements.

9.	Subsequent Events:

On July 1, 2013, the Company granted an aggregate of 34,221 Book Value PSUs and 34,567 TSR PSUs to the participants in the Performance-based Program (2013 PSU Grants). For the 2013 PSU grants, the Compensation Committee awarded PSUs with an aggregate grant date fair value equal to 100% of the awardee’s base salary, with 50% of the total grant date fair value represented by Book Value PSUs and 50% of the total grant date fair value represented by TSR PSUs. The 2013 PSU Grants have a three-year performance period.

The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of PSUs granted, depending on performance results. If the threshold level of performance goals are not achieved, no PSUs are earned. Participants will earn 50% of the granted PSUs for Company performance at the threshold level, 100% of the granted PSUs for Company performance at the target level and 250% of the granted PSUs for Company performance at the maximum level, with linear interpolation for achievement falling between the performance levels.

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

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Statements” immediately following Item 4 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including but not limited to making it more difficult for us to analyze our investment portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been and will continue to evaluate the potential impact of recent government actions, including developments relating to various state and federal government actions affecting the market price of MBS, related derivative securities, and interest rates and foreclosure suspensions and affidavit errors. For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our MBS portfolio is affected by general U.S. residential real estate market conditions and the overall U.S. economic environment. In particular, our MBS strategy and the performance of our MBS portfolio is influenced by the specific characteristics of these markets, including prepayment rates, credit losses, interest rates and the interest rate yield curve. Our results of operations with respect to our MBS portfolio primarily depend on, among other things, the level of our interest income and the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings. Our interest income, which includes the amortization of purchase premiums and accretion of discounts, if any, varies primarily as a result of changes in prepayment speeds of the securities in our MBS portfolio. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow, which is generally based on the fair value of the MBS portfolio and the advance rate the lenders are willing to lend against the collateral provided.

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

Current Market Conditions and Trends

In September 2012, the U.S. Federal Reserve announced a third round of quantitative easing, known as QE3, pursuant to which it would purchase additional agency-backed MBS at a pace of $40 billion per month until further notice. The Federal Reserve also announced that it would maintain its policy of reinvesting principal payments from its existing holdings of agency-backed MBS into new purchases of agency-backed MBS until the employment rate, among other economic indicators, showed signs of improvement. The Federal Reserve further stated that it would maintain the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously announced. The Federal Reserve provided further guidance to the market in December 2012 that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin purchasing $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future.

The Federal Reserve Open Market Committee (the FOMC) meeting minutes released on April 10, 2013 revealed that the FOMC had begun considering when the Federal Reserve should begin tapering the pace of agency-backed MBS purchases set in September 2012. The FOMC meeting minutes released on May 22, 2013 announced that the Federal Reserve was considering beginning to taper such purchases as early as June 2013. In minutes released on June 25, 2013, the FOMC introduced more formal unemployment rate and inflation targets, stating that the Federal Reserve would begin to scale back agency-backed MBS purchases later in 2013 and that such purchases would cease entirely when the unemployment rate reached 7%. The Federal Reserve’s current expectation is that 7% unemployment is achievable by midyear 2014.

The market reaction to the tapering of QE3 occurring earlier than expected was extremely negative. The rate on ten-year Treasury notes moved sharply higher during the second quarter of 2013. After hitting an intra-quarter low of 1.63% in early May, the market sold off significantly, reaching a high above 2.60% before closing the quarter at 2.49%. During the course of these events, agency-backed MBS underperformed dramatically. After learning of the Federal Reserve’s intentions, many market participants sold agency-backed MBS. The 30-year mortgage rate mirrored the move in the agency-backed MBS markets, rising from 3.57% at the end of the first quarter to 4.46% at the end of June. Fixed income benchmark indices also suffered during the months of May and June, triggering redemptions out of many indexed mutual funds. We believe this phenomenon has the potential to continue to weigh on agency-backed MBS in the coming months.

The significant move in benchmark rates triggered an overall weakening of the broader fixed income credit markets. We believe the limited liquidity and volatility in the credit markets will continue while the markets seek to determine the right equilibrium levels for benchmark interest rates as the Federal Reserve stimulus leaves the market place.

Recent Government Activity

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC), formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Corker-Warner Bill) into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

As currently drafted, the Corker-Warner Bill has three key provisions:

•	the establishment of the Federal Mortgage Insurance Corporation (the FMIC);
•	the creation of a Mortgage Insurance Fund (the Fund); and
•	the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation (the FDIC) in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer would serve to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to bring in credit investors to bear the risk of default while providing liquidity, transparency and access to mortgage credit for the housing finance system.

The Federal Housing Finance Authority (the FHFA) would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. In particular, the Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA.

In the event losses due to default on underlying mortgages exceed the first position losses of private credit investors in securities issued by the FMIC, the FMIC would cover such losses out of the Fund. The Corker-Warner Bill specifies that the FMIC would endeavor to attain a reserve balance of 1.25% of the aggregate outstanding principal balance of covered securities within five years of the establishment of the FMIC and 2.50% of such amount within ten years of the establishment of the FMIC. The Fund would be paid with insurance premiums, akin to user fees, paid by private investors with various reporting and transparency requirements.

As currently proposed, the Corker-Warner Bill would revoke the charters of Fannie Mae and Freddie Mac upon the establishment of the FMIC. Fannie Mae and Freddie Mac would wind down as expeditiously as possible while maximizing returns to taxpayers as their assets are sold off.

On July 11, 2013, U.S. Representatives introduced the Protecting American Taxpayers and Homeowners Act (PATH), a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill. PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the FHFA and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility, the mission of which would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the Federal Housing Administration, tailoring its mission specifically to first-time borrowers and low- and moderate-income borrowers except in periods of significant credit contraction.

There is no way to know if either proposal will become law or, should one of the proposals become law, if or how the enacted law will differ from the current draft of the bill or its impact on our Company, our portfolio or the MBS market.

While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued historically low interest rate environment and actions by the Federal Reserve. We believe the general business environment will continue to be challenging in 2013 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, the overall market value of U.S. equities and liquidity in the financial system. Depending on recent market developments and movements, we may seek to re-align our strategy and our portfolio.  We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and seek the highest risk-adjusted returns for our capital.

Executive Summary

During the quarter ended June 30, 2013, we continued to raise additional capital following public offerings of the Company’s Class A common stock during 2012 and the first of quarter of 2013. On May 1, 2013, we completed a public offering of $25.0 million aggregate principal amount of 6.625% Senior Notes due 2023 (the Senior Notes) and received net proceeds of $24.0 million after payment of underwriting commissions and expenses. We refer to the Senior Notes issued on May 1, 2013 as the “Initial Notes”. The Senior Notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at our option on or after May 1, 2016 at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on the Senior Notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year. On May 10, 2013, we entered into separate sales agreements, which we refer to as our “Debt Sales Agreements,” with each of MLV & Co. LLC and JMP Securities LLC, under which we may offer and sell, from time to time, up to $75.0 million aggregate principal amount of the Senior Notes, which Senior Notes constitute a further issuance of and are fungible with the Initial Notes, and form a single series of debt securities with the Initial Notes. The Senior Notes are publically traded on the New York Stock Exchange (NYSE) under the symbol “AIW.” As of June 30, 2013, we had not issued any Senior Notes under the Debt Sales Agreements.

On May 24, 2013, we entered into separate equity distribution agreements (the Equity Distribution Agreements) with each of RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC (the Equity Sales Agents), pursuant to which the Company may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. Pursuant to the Equity Distribution Agreements, shares of our common stock may be offered and sold through the Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions. As of June 30, 2013, we had not issued any shares of the Company’s Class A common stock under the Equity Distribution Agreements.

We refer to any sales of our securities arising under the Debt Sales Agreements or the Equity Distribution Agreements, collectively, as our “At-The-Market programs.” The Company intends to add any proceeds from the At-The-Market programs to its general corporate funds, which we may use for new investments in accordance with our investment policy in place at the time of such sales, to repay indebtedness or for other general corporate purposes.

We deployed the capital raised from the public offering of the Initial Notes in agency-backed MBS and private-label MBS. Based on the improvements we have observed in the general economic indicators and trends in underlying credit and housing data, we continue to review the allocation of our available capital to maximize return to our shareholders. As of June 30, 2013, our MBS portfolio consisted of $2.1 billion in fair value, with $1.8 billion of agency-backed MBS and $328.9 million of private-label MBS which represents the capital allocation of 40% and 60%, respectively.

As we previously disclosed in the quarter ended March 31, 2013, we are subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing jurisdictions. In March 2013, an IRS examination of the tax years 2009 and 2010 was completed without any adjustment. As a result, we reversed $3.2 million of unrecognized federal tax benefit related to an uncertain tax position and $0.5 million of related accrued interest as of March 31, 2013. The statute of limitation on the 2009 state tax return is expected to expire in October 2013. As a result, during the quarter ending December 31, 2013, we may reverse $9.6 million of unrecognized state tax benefit related to an uncertain tax position and $2.6 million of related accrued interest. However, there can be no assurance that this reversal may take place under the terms we anticipate, if at all.

 For the three months ended June 30, 2013, we had net income of $3.2 million, or $0.19 per share (diluted). As of June 30, 2013, our book value per share was $32.44.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the three and six months ended June 30, 2013. Our non-GAAP core operating income for the three and six months ended June 30, 2013 was $18.9 million and $33.5 million, respectively. In determining core operating income, we excluded certain costs and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for principal repayments in excess of proportionate invested capital, (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments, (4) other-than-temporary impairment charges recognized, and (5) benefit from the reversal of previously accrued federal tax liability and accrued interest related to uncertain tax positions. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trends. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three and six months ended June 30, 2013 (dollars in thousands):

	June 30, 2013
	Three Months Ended	Six Months Ended
GAAP net income	$3,194	$6,371
Adjustments
Adjusted expenses(1)	2,371	2,872
Benefit from the reversal of federal tax liability and accrued interest related to uncertain tax position	—	(3,744)
Stock compensation	442	940
Net unrealized mark-to-market loss on trading MBS and hedge instruments	12,584	27,322
Other-than-temporary impairment charges	728	890
Adjusted interest related to purchase discount accretion(2)	(464)	(1,176)
Non-GAAP core operating income	$18,855	$33,475

(1)	Adjusted expenses reflect certain professional fees, litigation recovery and income taxes that are not considered representative of routine or core operating-related activities of our company.
(2)	Adjusted interest related to purchase discount accretion represents purchase discount accretion in excess of principal repayment in excess of proportional share of invested capital.

As of June 30, 2013, our agency-backed MBS consisted of $1.7 billion in face value with a cost basis of $1.9 billion and had a fair value of $1.8 billion. Our agency-backed MBS had a weighted-average coupon of 4.08% and a weighted-average cost of funding of 0.38% at June 30, 2013. During the three months ended June 30, 2013, we received proceeds of $196.1 million from the sale of $182.1 million in face value of our agency-backed MBS, realizing $1.1 million in losses, or realized net gains of $0.2 million from the acquisition price. During the six months ended June 30, 2013, we received proceeds of $527.7 million from the sale of $489.9 million in face value of our agency-backed MBS, realizing $6.4 million in losses, or realized net losses of $0.9 million from the acquisition price.

We have entered into Eurodollar futures and swap futures to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through September 30, 2018 and have a lifetime weighted-average rate of 2.82%, as compared to a lifetime weighted-average market rate of 1.99% as of June 30, 2013. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term. The swap futures mature in September 2013 and have a weighted-average rate of 2.30%, as compared to a weighted-average market rate of 2.81% as of June 30, 2013.

As of June 30, 2013, our private-label MBS portfolio consisted of $512.0 million in face value with an amortized cost basis of $271.8 million and was fair valued at $328.9 million. The unamortized net discount on our private-label MBS portfolio was $240.2 million as of June 30, 2013. During the three months ended June 30, 2013, we recognized net interest income of $6.4 million, representing a 10.4% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. During the three months ended June 30, 2013, we received proceeds of $23.0 million from the sale of $25.4 million in face value of our private-label MBS, realizing $6.9 million in gains. We also recognized $0.7 million in other-than-temporary impairment charges during the three months ended June 30, 2013. This charge does not affect non-GAAP core operating income or book value, but does reduce our net income and lowers the accounting basis used to record future discount accretion.

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

For available-for-sale, agency-backed MBS, if it is determined that the impairment is other-than-temporary, then the amount that the fair value is below its amortized cost basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the other-than-temporary impairment and the credit portion is recorded through our statement of comprehensive income.

For available-for-sale, private-label MBS that have been acquired at discounts to face value due in part to credit deterioration since origination, we re-evaluate the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or last revised.  For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows discounted using current expected rate of return is recorded as other-than-temporary impairment charges through our statement of comprehensive income.

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

The following is a summary of our net income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest income	$20,925	$14,914	$37,649	$27,460
Other loss, net	(11,257)	(8,681)	(24,790)	(5,877)
Other expenses	3,920	3,710	7,696	7,856
Income before income taxes	5,748	2,523	5,163	13,727
Income tax provision (benefit)	2,554	379	(1,208)	821
Net income	$3,194	$2,144	$6,371	$12,906

For the three months ended June 30, 2013, our net income was $3.2 million compared to net income of $2.1 million for the three months ended June 30, 2012. Our net income includes net interest income of $20.9 million and other net loss of $11.3 million for the three months ended June 30, 2013 compared to net interest income of $14.9 million and other net loss of $8.7 million for the three months ended June 30, 2012. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The increase in other net loss is discussed below. Our other expenses increased to $3.9 million during the three months ended June 30, 2013 compared to $3.7 million for the three months ended June 30, 2012, primarily as a result of increases in compensation expenses offset by decreases in legal expenses.

For the six months ended June 30, 2013, our net income was $6.4 million compared to net income of $12.9 million for the six months ended June 30, 2012. Our net income includes net interest income of $37.6 million and other net loss of $24.8 million for the six months ended June 30, 2013 compared to net interest income of $27.5 million and other net loss of $5.9 million for the six months ended June 30, 2012. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The increase in other net loss is discussed below. Our other expenses decreased to $7.7 million during the six months ended June 30, 2013 compared to $7.9 million for the six months ended June 30, 2012, primarily as a result of decreases in legal expenses offset by increases in compensation expenses.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of June 30, 2013 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$1,135,281	$1,196,826
Freddie Mac	594,570	623,342
Available-for-sale
Agency-backed MBS
Fannie Mae	46	49
Private-label MBS
Senior securities	11,112	7,246
Re-REMIC securities	500,868	321,674
Other mortgage related assets	85,804	394
Total	$2,327,681	$2,149,531

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

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

We reported net income of $3.2 million for the three months ended June 30, 2013 compared to net income of $2.1 million for the three months ended June 30, 2012, which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2013	2012
Interest income	$23,145	$16,031
Interest expense	2,220	1,117
Net interest income	20,925	14,914
Other loss, net
Investment loss, net	(11,253)	(8,677)
Other loss	(4)	(4)
Total other loss, net	(11,257)	(8,681)
Other expenses	3,920	3,710
Income before income taxes	5,748	2,523
Income tax provision	2,554	379
Net income	$3,194	$2,144

Net income increased $1.1 million from net income of $2.1 million for the three months ended June 30, 2012 to net income of $3.2 million for the three months ended June 30, 2013 primarily due to the following changes:

●	Net interest income increased $6.0 million (40.3%) from $14.9 million for the three months ended June 30, 2012 to $20.9 million for the three months ended June 30, 2013. The increase is primarily the result of fully deploying our investable capital on a leveraged basis to our MBS portfolio. See additional yield analysis below.

●	Investment loss, net, increased $2.6 million from a loss of $8.7 million for the three months ended June 30, 2012 to a loss of $11.3 million for the three months ended June 30, 2013. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2013	2012
Net interest income	$21,331	$15,037
Investment loss, net	(11,253)	(8,677)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$1,750,089	$16,522	3.78%	$915,318	$9,600	4.20%
Private-label MBS
Senior securities	5,452	224	16.41%	8,292	352	17.00%
Re-REMIC securities	240,886	6,386	10.60%	134,498	6,046	17.98%
Other investments	437	12	10.90%	1,064	32	12.02%
	$1,996,864	23,144	4.64%	$1,059,172	16,030	6.05%
Other(1)		1			1
		23,145			16,031
Repurchase agreements	$1,660,108	(1,814)	(0.43)%	$892,659	(994)	(0.44)%
Net interest income/spread		$21,331	4.21%		$15,037	5.61%

________________

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio and related increase in net interest income by $6.3 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 was primarily due to the deployment of capital raised from our public offerings during 2012 and 2013 into MBS portfolio. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we realized net investment loss of $11.3 million for the three months ended June 30, 2013 compared to net investment loss of $8.7 million for the three months ended June 30, 2012. The following table summarizes the components of net investment loss (dollars in thousands):

	Three Months Ended June 30,
	2013	2012
Realized gains on sale of available-for-sale investments, net	$6,928	$—
Available-for-sale and cost method securities – other-than-temporary impairment charges	(728)	(4,531)
(Losses) gains on trading investments, net	(75,416)	12,720
Gains (losses) from derivative instruments, net	57,776	(16,609)
Other, net	187	(257)
Investment loss, net	$(11,253)	$(8,677)

We recorded other-than-temporary impairment charges of $0.7 million and $4.5 million, respectively, for the three months ended June 30, 2013 and 2012 related to changes in expected credit performance on available-for-sale, private-label MBS with a cost basis of $1.3 million and $12.4 million, respectively, prior to recognizing the other-than-temporary impairment charges.

During the three months ended June 30, 2013, the Company received $23.0 million from the sales of $25.4 million in face value of available-for-sale MBS recognizing a net gain of $6.9 million. There were no sales of available-for-sale investments during the three months ended June 30, 2012.

The losses on trading investments, net, recognized for the three months ended June 30, 2013 were primarily the result of net mark-to-market loss adjustments of $74.3 million and net losses of $1.1 million from sales of trading investments. The losses on trading investments, net, recognized for the three months ended June 30, 2013, also reflects net realized gains of $0.2 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $75.6 million during the three months ended June 30, 2013. The gains on trading investments, net, recognized for the three months ended June 30, 2012 were primarily the result of net mark-to-market gain adjustments of $12.6 million and net gains of $0.1 million from sales of trading investments. The gains on trading investments, net, recognized for the three months ended June 30, 2012, also reflects net realized gains of $2.2 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $10.5 million during the three months ended June 30, 2012.

The gains from derivative instruments recognized for the three months ended June 30, 2013 were the result of net realized gains of $2.7 million and net unrealized mark-to-market gain adjustments of $55.1 million. The gains from derivative instruments recognized for the three months ended June 30, 2013 also reflects net losses of $5.2 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $63.0 million during the three months ended June 30, 2013. The losses from derivative instruments recognized for the three months ended June 30, 2012 were the result of net realized gains of $0.5 million and net unrealized mark-to-market loss adjustments of $17.1 million. The losses from derivative instruments recognized for the three months ended June 30, 2012 also reflects net losses of $0.8 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $15.8 million during the three months ended June 30, 2012. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $0.4 million for the three months ended June 30, 2013 from $0.1 million for the three months ended June 30, 2012.

Other expenses increased by $0.2 million (5.4%) from $3.7 million for the three months ended June 30, 2012 to $3.9 million for the three months ended June 30, 2013. The increase is primarily as a result of increases in compensation expenses offset by decreases in legal expenses.

Total income tax provision increased $2.2 million from a provision of $0.4 million for the three months ended June 30, 2012 to a provision of $2.6 million for the three months ended June 30, 2013. Our effective tax rate was 44.4% for the three months ended June 30, 2013 as compared to 15.0% for the same period in 2012. The effective tax rate during the three months ended June 30, 2012 was lower than the highest marginal tax rates due to the realization of deferred tax assets that were offset by a full valuation allowance. The net deferred tax assets, which are partially offset by a valuation allowance, include net operating losses (NOLs), which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to the expected alternative minimum taxes.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

We reported net income of $6.4 million for the six months ended June 30, 2013 compared to net income of $12.9 million for the six months ended June 30, 2012 which included the following results for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Interest income	$41,473	$29,394
Interest expense	3,824	1,934
Net interest income	37,649	27,460
Other loss, net
Investment loss, net	(24,782)	(5,869)
Other loss	(8)	(8)
Total other loss, net	(24,790)	(5,877)
Other expenses	7,696	7,856
Income before income taxes	5,163	13,727
Income tax (benefit) provision	(1,208)	821
Net income	$6,371	$12,906

Net income decreased $6.5 million from net income of $12.9 million for the six months ended June 30, 2012 to net income of $6.4 million for the six months ended June 30, 2013 primarily due to the following changes:

●	Net interest income increased $10.1 million (36.7%) from $27.5 million for the six months ended June 30, 2012 to $37.6 million for the six months ended June 30, 2013. The increase is primarily the result of fully deploying our investable capital on a leveraged basis to our MBS portfolio. See additional yield analysis below.

●	Investment loss, net, increased $18.9 million from a loss of $5.9 million for the six months ended June 30, 2012 to a loss of $24.8 million for the six months ended June 30, 2013. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Net interest income	$38,170	$27,708
Investment loss, net	(24,782)	(5,869)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Six Months Ended June 30,
	2013			2012
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$1,539,270	$29,128	3.78%	$772,436	$16,637	4.31%
Private-label MBS
Senior securities	5,510	452	16.39%	8,339	707	16.97%
Re-REMIC securities	210,079	11,867	11.30%	133,793	11,983	17.91%
Other investments	451	25	10.93%	1,078	66	12.24%
	$1,755,310	41,472	4.73%	$915,646	29,393	6.42%
Other(1)		1			1
		41,473			29,394
Repurchase agreements	$1,466,485	(3,303)	(0.45)%	$769,064	(1,686)	(0.43)%
Net interest income/spread		$38,170	4.28%		$27,708	5.99%

________________

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio and related increase in net interest income by $10.5 million from the six months ended June 30, 2012 to the six months ended June 30, 2013 was primarily due to the deployment of capital raised from our public offerings during 2012 and 2013 into our MBS portfolio. Interest income from other investments represents interest on interest-only MBS.

As discussed above, we realized net investment loss of $24.8 million for the six months ended June 30, 2013 compared to net investment loss of $5.9 million for the six months ended June 30, 2012. The following table summarizes the components of net investment loss (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Realized gains on sale of available-for-sale investments, net	$8,489	$—
Available-for-sale and cost method securities – other-than-temporary impairment charges	(890)	(4,531)
(Losses) gains on trading investments, net	(91,524)	15,787
Gains (losses) from derivative instruments, net	59,034	(16,994)
Other, net	109	(131)
Investment loss, net	$(24,782)	$(5,869)

We recorded other-than-temporary impairment charges of $0.9 million and $4.5 million, respectively, for the six months ended June 30, 2013 and 2012 related to changes in expected credit performance on available-for-sale, private-label MBS with a cost basis of $1.6 million and $12.4 million, respectively, prior to recognizing the other-than-temporary impairment charges.

During the six months ended June 30, 2013, the Company received $27.8 million from the sales of $33.1 million in face value of available-for-sale MBS recognizing a net gain of $8.5 million. There were no sales of available-for-sale investments during the six months ended June 30, 2012.

The losses on trading investments, net, recognized for the six months ended June 30, 2013 were primarily the result of net mark-to-market loss adjustments of $85.1 million and net losses of $6.4 million from sales of trading investments. The losses on trading investments, net, recognized for the six months ended June 30, 2013, also reflects net realized net losses of $0.9 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $90.6 million during the six months ended June 30, 2013. The gains on trading investments, net, recognized for the six months ended June 30, 2012 were primarily the result of net mark-to-market gain adjustments of $15.7 million and net gains of $0.1 million from sales of trading investments. The gains on trading investments, net, recognized for the six months ended June 30, 2012, also reflects net realized gains of $2.7 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $13.1 million during the six months ended June 30, 2012.

The gains from derivative instruments recognized for the six months ended June 30, 2013 were the result of net realized gains of $3.0 million and net unrealized mark-to-market gain adjustments of $56.0 million. The gains from derivative instruments recognized for the six months ended June 30, 2013 also reflects net losses of $4.3 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $63.3 million during the six months ended June 30, 2013. Losses from derivative instruments recognized for the six months ended June 30, 2012 were the result of net realized gains of $0.9 million and net unrealized mark-to-market loss adjustments of $17.9 million. Losses from derivative instruments recognized for the six months ended June 30, 2012 also reflects net losses of $0.4 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $16.6 million during the six months ended June 30, 2012. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $0.5 million for the six months ended June 30, 2013 from $0.2 million for the six months ended June 30, 2012.

Other expenses decreased by $0.2 million (2.5%) from $7.9 million for the six months ended June 30, 2012 to $7.7 million for the six months ended June 30, 2013. The decrease is primarily as a result of decreases in legal expenses offset by increases in compensation expenses.

Total income tax (benefit) provision increased $2.0 million from a provision of $0.8 million for the six months ended June 30, 2012 to a benefit of $1.2 million for the six months ended June 30, 2013. Our effective tax rate was (23.4%) for the six months ended June 30, 2013 as compared to 6.0% for the same period in 2012. The effective tax rate during the six months ended June 30, 2013 was lower than the highest marginal tax rates due to the realization of previously unrecognized tax benefits including related accrued interest that were fully reserved. With the completion of the audits by the IRS for the years 2009 and 2010 in March 2013, we released $3.2 million of federal tax benefit related to an uncertain tax position and $0.5 million of related accrued interest as of June 30, 2013. The effective tax rate during the six months ended June 30, 2012 was lower than the highest marginal tax rates due to the realization of deferred tax assets that were offset by a full valuation allowance. The net deferred tax assets, which are partially offset by a valuation allowance, include NOLs, which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to the expected alternative minimum taxes.

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

As previously discussed, on May 1, 2013, we completed a public offering of $25.0 million aggregate principal amount of 6.625% Senior Notes due 2023 and received net proceeds of $24.0 million after payment of underwriting commissions and expenses. In addition, under our Debt Sales Agreements, we may offer and sell, from time to time, up to $75.0 million aggregate principal amount of the Senior Notes. The Senior Notes are publically traded on the NYSE under the symbol “AIW.” As of June 30, 2013, we had not issued any Senior Notes under the Debt Sales Agreements.

On May 24, 2013, we entered into the Equity Distribution Agreements, pursuant to which we may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. Pursuant to the Equity Distribution Agreements, shares of our common stock may be offered and sold through the Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions. As of June 30, 2013, we had not issued any shares of the Company’s Class A common stock under the Equity Distribution Agreements. We believe these At-The-Market programs will provide us with access to additional, low cost, liquidity.

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

Cash Flows

As of June 30, 2013, our cash and cash equivalents totaled $38.3 million, representing a net increase of $2.5 million from $35.8 million as of December 31, 2012. The cash provided by operating activities of $26.7 million was attributable primarily to net income. The cash used in investing activities of $398.8 million relates primarily to purchases of MBS, net of sales of MBS. The cash provided by financing activities of $374.5 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio and from completed public offerings.

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

As of June 30, 2013, our liabilities totaled $1.9 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debt. As of June 30, 2013, we had $40.0 million of total long-term debt. Our trust preferred securities with a principal amount of $15.0 million outstanding as of June 30, 2013 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our Senior Notes with a principal amount of $25.0 million outstanding as of June 30, 2013 accrues and requires payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. As of June 30, 2013, our debt-to-equity leverage ratio was 3.4 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of June 30, 2013, the weighted-average interest rate under these agreements was 0.43%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	June 30, 2013	December 31, 2012
Outstanding balance	$1,775,316	$1,497,191
Weighted-average rate	0.43%	0.52%
Weighted-average term to maturity	15.7 days	14.5 days
Maximum amount outstanding at any month-end during the period	$1,801,383	$1,497,191

  Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits, long-term investments and deferred tax assets. As of June 30, 2013, liquid assets consisted primarily of cash and cash equivalents of $38.3 million and net investments in MBS of $373.8 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $2.1 billion at December 31, 2012 to $2.5 billion as of June 30, 2013. The increase in total assets reflects the deployment of capital raised from our public offerings during the six months ended June 30, 2013 into our MBS portfolio. As of June 30, 2013, the total par and fair value of the MBS portfolio was $2.2 billion and $2.1 billion, respectively. As of June 30, 2013, the weighted-average coupon of the portfolio was 4.04%.

  Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and we have declared the following dividends to date in 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2013 and December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended June 30, 2013:

	Senior Securities	Re-REMIC Securities	Total Private-Label Securities
Yield (% of amortized cost)	16.4%	10.6%	10.7%
Average cost (% of face value)	61.7%	51.2%	51.4%
Weighted-average coupon	2.5%	3.9%	3.9%
Delinquencies greater than 60 plus days	30.4%	18.7%	18.9%
Credit enhancement	—	0.6%	0.6%
Severity (three months average)	66.2%	45.4%	45.9%
Constant prepayment rate (three months average)	13.3%	16.2%	16.1%

Key credit and prepayment measures in our private-label MBS portfolio reflected slight improvement during the three months ended June 30, 2013. Total 60-day plus delinquencies in our private-label MBS portfolio increased to 18.9% at June 30, 2013 from 18.1% at March 31, 2013 and trailing three month average loss severities on liquidated loans decreased to 45.9% at June 30, 2013 from 47.7% at March 31, 2013. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of June 30, 2013. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	June 30, 2013
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS, Private-label	$328,920	$320,444	(2.58)%	$337,721	2.68%	$317,807	(3.38)%	$340,057	3.39%
MBS, Agency	1,820,217	1,820,217	—	1,820,217	—	1,820,217	—	1,820,217	—
Other	310,916	310,916	—	310,916	—	310,916	—	310,916	—
Total assets	$2,460,053	$2,451,577	(0.34)%	$2,468,854	0.36%	$2,448,940	(0.45)%	$2,471,190	0.45%

Liabilities	$1,919,461	$1,919,461	—	$1,919,461	—	$1,919,461	—	$1,919,461	—
Equity	540,592	532,116	(1.57)%	549,393	1.63%	529,479	(2.06)%	551,729	2.06%
Total liabilities and equity	$2,460,053	$2,451,577	(0.34)%	$2,468,854	0.36%	$2,448,940	(0.45)%	$2,471,190	0.45%

Book value per share	$32.44	$31.93	(1.57)%	$32.96	1.63%	$31.77	(2.06)%	$33.11	2.06%

Interest Rate Risk

  Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures and U.S. Treasury note futures. The counterparties to our derivative agreements at June 30, 2013 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 5.36 in a rising interest rate environment and 4.55 in a declining interest rate environment.

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

	June 30, 2013
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$2,149,137	$2,033,890	(5.36)%	$2,246,960	4.55%
Derivative asset	49,827	152,087	205.23%	(45,221)	(190.76)%
Other	261,089	261,089	—	261,089	—
Total assets	$2,460,053	$2,447,066	(0.53)%	$2,462,828	0.11%
Liabilities
Repurchase agreements	$1,775,316	$1,775,316	—	$1,775,316	—
Derivative liability	63,328	65,199	2.95%	68,396	8.00%
Other	80,817	80,817	—	80,817	—
Total liabilities	1,919,461	1,921,332	0.10%	1,924,529	0.26%
Equity	540,592	525,734	(2.75)%	538,299	(0.42)%
Total liabilities and equity	$2,460,053	$2,447,066	(0.53)%	$2,462,828	0.11%

Book value per share	$32.44	$31.55	(2.75)%	$32.30	(0.42)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of June 30, 2013 (dollars in thousands, except per share amounts).

	June 30, 2013
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$1,731	$1,904	10.00%	$1,558	(10.00)%
Other	2,458,322	2,458,322	—	2,458,322	—
Total assets	$2,460,053	$2,460,226	0.01%	$2,459,880	(0.01)%

Liabilities	$1,919,461	$1,919,461	—	$1,919,461	—
Equity	540,592	540,765	0.03%	540,419	(0.03)%
Total liabilities and equity	$2,460,053	$2,460,226	0.01%	$2,459,880	(0.01)%

Book value per share	$32.44	$32.45	0.03%	$32.43	(0.03)%

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Statement About Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

●	the availability and terms of, and our ability to deploy, capital and our ability to grow our business through a strategy focused on acquiring primarily residential mortgage-backed securities (MBS) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (agency-backed MBS), and MBS issued by private organizations (private-label MBS);
●	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (NOLs), and net capital losses (NCLs), to offset future taxable income and gains;
●	our investment, hedging and financing strategies and the success of these strategies;
●	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
●	the effect of governmental regulation and actions;
●	the outcome of contingencies, including pending legal and regulatory proceedings;
●	our ability to quantify and manage risk;
●	our ability to realize any reflation of our assets;
●	our ability to reverse unrecognized state tax benefit related to an uncertain tax position and related accrued interest on the terms described, if at all;
●	our liquidity;
●	our asset valuation policies;
●	our decisions with respect to, and ability to make, future dividends;
●	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (1940 Act); and
●	the effect of general economic conditions on our business.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

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

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac. We could be materially adversely affected if new legislation affecting Fannie Mae or Freddie Mac is enacted.

On June 25, 2013, a bipartisan group of senators introduced the Housing Finance Reform and Taxpayer Protection Act of 2013, which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. On July 11, 2013, members of the House Committee on Financial Services introduced the Protecting American Taxpayers and Homeowners Act to the U.S. House of Representatives.

While the two bills are distinguishable in many respects, they have some notable commonalities. Both bills call for the revocation of the charters of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed mortgage-backed securities. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency-backed MBS. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2013, we did not repurchase any shares of our Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).

4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).

4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).

10.1	At-the-Market Issuance Sales Agreement, dated May 10, 2013, by and between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 13, 2013).
10.2	At-the-Market Issuance Sales Agreement, dated May 10, 2013, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 13, 2013).

10.3	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.4

Equity Distribution Agreement, dated May 24, 2013, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.5	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.6	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

12.01	Computation of Ratio of Earnings to Fixed Charges.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

	By:	/s/ KURT R. HARRINGTON
Kurt R. Harrington
Executive Vice President, Chief Financial Officer, and
Chief Accounting Officer
(Principal Financial Officer)

Date: August 2, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).

4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).

4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).

10.1	At-the-Market Issuance Sales Agreement, dated May 10, 2013, by and between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 13, 2013).
10.2	At-the-Market Issuance Sales Agreement, dated May 10, 2013, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 13, 2013).

10.3	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.4

Equity Distribution Agreement, dated May 24, 2013, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.5	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

10.6	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on May 28, 2013).

12.01	Computation of Ratio of Earnings to Fixed Charges.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

