Form 10-Q
period 2013-09-30
Arlington Asset Investment Corp.
filed 2013-11-01
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-34374

ARLINGTON ASSET INVESTMENT CORP.

(Exact name of Registrant as specified in its charter)

Virginia	54-1873198
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1001 Nineteenth Street North Arlington, VA (Address of Principal Executive Offices)	22209 (Zip Code)

(703) 373-0200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2013:

Title	Outstanding
Class A Common Stock	16,047,965 shares
Class B Common Stock	554,055 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013
INDEX

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$16,347	$35,837
Receivables
Interest	5,271	4,869
Sold securities receivable	—	26,773
Other	461	644
Mortgage-backed securities, at fair value
Available-for-sale	344,165	199,156
Trading	1,633,263	1,556,440
Other investments	2,180	2,347
Derivative assets, at fair value	1,851	—
Deferred tax assets, net	151,255	162,281
Deposits	63,869	85,652
Prepaid expenses and other assets	1,437	159
Total assets	$2,220,099	$2,074,158
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,574,244	$1,497,191
Interest payable	791	582
Accrued compensation and benefits	4,025	1,542
Dividend payable	14,633	—
Derivative liabilities, at fair value	43,034	76,850
Accounts payable, accrued expenses and other liabilities	13,719	17,837
Long-term debt	40,000	15,000
Total liabilities	1,690,446	1,609,002
Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 16,047,965 and 12,560,970 shares issued and outstanding, respectively	160	126
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 554,055 shares issued and outstanding	6	6
Additional paid-in capital	1,726,518	1,638,061
Accumulated other comprehensive income, net of taxes of $7,652 and $429, respectively	49,378	38,985
Accumulated deficit	(1,246,409)	(1,212,022)
Total equity	529,653	465,156
Total liabilities and equity	$2,220,099	$2,074,158

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$22,995	$15,519	$64,468	$44,913
Interest expense
Interest on short-term debt	1,758	1,125	5,061	2,811
Interest on long-term debt	556	123	1,077	371
Total interest expense	2,314	1,248	6,138	3,182
Net interest income	20,681	14,271	58,330	41,731
Other loss, net
Investment loss, net	(11,100)	(5,663)	(35,882)	(11,532)
Other loss	(3)	(3)	(11)	(11)
Total other loss, net	(11,103)	(5,666)	(35,893)	(11,543)
Operating income before other expenses	9,578	8,605	22,437	30,188
Other expenses
Compensation and benefits	3,042	3,519	8,034	7,580
Professional services	297	862	1,973	3,337
Business development	45	39	107	111
Occupancy and equipment	96	110	328	355
Communications	49	49	142	154
Other operating expenses	501	453	1,142	1,351
Total other expenses	4,030	5,032	11,726	12,888
Income before income taxes	5,548	3,573	10,711	17,300
Income tax provision	2,455	450	1,247	1,271
Net income	$3,093	$3,123	$9,464	$16,029
Basic earnings per share	$0.19	$0.31	$0.60	$1.74
Diluted earnings per share	$0.18	$0.31	$0.59	$1.74
Dividends declared per share	$0.875	$0.875	$2.625	$2.625
Weighted-average shares outstanding (in thousands)
Basic	16,669	9,977	15,761	9,192
Diluted	16,845	10,041	15,934	9,219
Other comprehensive income, net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $1,471, $-0-, $9,863, and $-0-, respectively)	$2,116	$(3,903)	$14,192	$(12,994)
Reclassification
Included in investment loss, net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $1,654, $-0-, $3,161, and $-0-, respectively)	(2,380)	—	(4,548)	—
Included in investment loss, net, in the statement of comprehensive income related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $156, $-0-, $521, and $-0-, respectively)	224	6,900	749	11,431
Comprehensive income	$3,053	$6,120	$19,857	$14,466

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2011	7,099,336	$71	566,112	$6	$1,508,713	$38,367	$(1,363,785)	$183,372
Net income	—	—	—	—	—	—	191,826	191,826
Conversion of Class B shares to Class A shares	12,057	—	(12,057)	—	—	—	—	—
Issuance of Class A common stock	5,493,750	55	—	—	129,194	—	—	129,249
Repurchase of Class A common stock	(41,790)	—	—	—	(786)	—	—	(786)
Forfeitures of Class A common stock	(2,383)	—	—	—	(55)	—	—	(55)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	995	—	—	995
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $429)	—	—	—	—	—	618	—	618
Dividends declared	—	—	—	—	—	—	(40,063)	(40,063)
Balances, December 31, 2012	12,560,970	126	554,055	6	1,638,061	38,985	(1,212,022)	465,156
Net income	—	—	—	—	—	—	9,464	9,464
Issuance of Class A common stock	3,492,667	34	—	—	86,930	—	—	86,964
Forfeitures of Class A common stock	(5,672)	—	—	—	(142)	—	—	(142)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	1,669	—	—	1,669
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $7,223)	—	—	—	—	—	10,393	—	10,393
Dividends declared	—	—	—	—	—	—	(43,851)	(43,851)
Balances, September 30, 2013	16,047,965	$160	554,055	$6	$1,726,518	$49,378	$(1,246,409)	$529,653

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$9,464	$16,029
Adjustments to reconcile net income to net cash provided by operating activities
Net investment loss, net	35,882	11,532
Net discount accretion on mortgage-backed securities	(6,332)	(7,912)
Deferred tax provision	3,803	—
Other	1,581	614
Changes in operating assets
Interest receivable	(402)	(611)
Other receivables	183	(491)
Prepaid expenses and other assets	(1,156)	(160)
Changes in operating liabilities
Accounts payable and other liabilities	(3,955)	451
Accrued compensation and benefits	2,483	(1,224)
Net cash provided by operating activities	41,551	18,228
Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	(167,682)	(22,681)
Purchases of trading mortgage-backed securities	(1,139,008)	(602,264)
Proceeds from sales of available-for-sale mortgage-backed securities	54,884	985
Proceeds from sales of trading mortgage-backed securities	837,013	288,950
Receipt of principal payments on available-for-sale mortgage-backed securities	4,124	4,813
Receipt of principal payments on trading mortgage-backed securities	132,478	52,702
Payments for purchased securities payable	—	(15,820)
Proceeds from sold securities receivable	26,773	41,321
Proceeds (payments) from derivatives and deposits, net	31,527	(26,926)
Other	15	1,636
Net cash used in investing activities	(219,876)	(277,284)
Cash flows from financing activities:
Proceeds from repurchase agreements, net	77,053	219,079
Proceeds from stock issuance, net	86,964	129,367
Proceeds from long-term debt issuance, net	24,038	—
Dividends paid	(29,220)	(23,670)
Net cash provided by financing activities	158,835	324,776
Net (decrease) increase in cash and cash equivalents	(19,490)	65,720
Cash and cash equivalents, beginning of period	35,837	20,018
Cash and cash equivalents, end of period	$16,347	$85,738
Supplemental cash flow information
Cash payments for interest	$5,474	$3,284
Cash payments for taxes	$452	$545

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

2. Financial Instruments:  – (continued)

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities (MBS), at fair value —

Agency-backed MBS — The Company’s agency-backed MBS, the principal and interest payments on which are guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), are generally classified within Level 2 of the fair value hierarchy as they are valued after considering quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The Company reviews broker or pricing service quotes to determine whether the quotes are relevant, for example, whether an active market exists to provide price transparency or whether the quote is an indicative price or a binding offer. The independent brokers and dealers providing market prices are those who make markets in or specialists with expertise in the valuation of these financial instruments.

Private-label MBS — The Company classifies private-label MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and other assumptions used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available. The significant inputs in the Company’s valuation process include default rate, loss severity, prepayment rate and discount rate. In general, significant increases (decreases) in default rate, loss severity or discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. However, significant increases (decreases) in prepayment rate may result in a significantly higher (lower) fair value measurement. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis. For example, an increase in the default rate may not increase the loss severity rate if actual losses are lower than the average. Also, changes in discount rates may be greatly influenced by market expectation at any given point based upon many variables not directly related to the MBS market. Therefore, each significant input is closely analyzed to ascertain the reasonableness for the Company’s valuation purposes.

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

Other investments — The Company’s other investments, which is classified within Level 3 of the fair value hierarchy, consists of investments in equity securities, investment funds, interest-only MBS, and other MBS-related securities.

Derivative instruments — In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with ASC 815, Derivatives and Hedging (ASC 815). The derivative instruments that trade in active markets or exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Other derivative instruments are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations, which are model-based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

Other — Cash and cash equivalents, interest receivable, deposits, other receivable, interest payable, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments, and classified within Level 1 of the fair value hierarchy except for certain cash equivalents that are held in money market funds, which is classified within Level 2 of the fair value hierarchy.

           — Sold securities receivable, repurchase agreements and purchased securities payable are reflected in the consolidated balance sheets at the cost basis, which approximates fair value because of the short term nature of these instruments, and classified within Level 2 of the fair value hierarchy.

           — Long-term debt represents remaining balances of trust preferred debt and senior debt issued by the Company. Trust preferred debt is classified within Level 3 of the fair value hierarchy and senior debt, which is publicly traded on New York Stock Exchange, is classified within Level 1 of the fair value hierarchy.

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$16,347	$16,347	$35,837	$35,837
Interest receivable	5,271	5,271	4,869	4,869
Sold securities receivable	—	—	26,773	26,773
Other receivables	461	461	644	644
MBS
Agency-backed MBS	1,633,310	1,633,310	1,556,510	1,556,510
Private-label MBS
Senior securities	7,037	7,037	7,519	7,519
Re-REMIC securities	337,081	337,081	191,567	191,567
Derivative assets	1,851	1,851	—	—
Other investments	2,180	2,180	2,347	2,347
Deposits	63,869	63,869	85,652	85,652
Financial liabilities
Repurchase agreements	1,574,244	1,574,244	1,497,191	1,497,191
Interest payable	791	791	582	582
Long-term debt	40,000	37,250	15,000	15,000
Derivative liabilities	43,034	43,034	76,850	76,850
Accounts payable, accrued expenses and other liabilities	13,719	13,719	17,837	17,837

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2013
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,633,263	$—	$1,633,263	$—
Available-for-sale
Agency-backed MBS	47	—	47	—
Private-label MBS
Senior securities	7,037	—	—	7,037
Re-REMIC securities	337,081	—	—	337,081
Total available-for-sale	344,165	—	47	344,118
Total MBS	1,977,428	—	1,633,310	344,118
Derivative assets, at fair value	1,851	1,667	184	—
Derivative liabilities, at fair value	(43,034)	(43,034)	—	—
Interest-only MBS, at fair value	349	—	—	349
Total	$1,936,594	$(41,367)	$1,633,494	$344,467

	December 31, 2012
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,556,440	$—	$1,556,440	$—
Available-for-sale
Agency-backed MBS	70	—	70	—
Private-label MBS
Senior securities	7,519	—	—	7,519
Re-REMIC securities	191,567	—	—	191,567
Total available-for-sale	199,156	—	70	199,086
Total MBS	1,755,596	—	1,556,510	199,086
Derivative liabilities, at fair value	(76,850)	(76,850)	—	—
Interest-only MBS, at fair value	478	—	—	478
Total	$1,679,224	$(76,850)	$1,556,510	$199,564

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $344,467, or 15.52%, and $199,564, or 9.62%, of the Company’s total assets as of September 30, 2013 and December 31, 2012, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2013 or the year ended December 31, 2012.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $344,118 and $199,086 as of September 30, 2013 and December 31, 2012, respectively. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had the following weighted-averages, based on face value, as of the dates indicated:

	September 30, 2013	December 31, 2012
Original loan-to-value	70%	70%
Original FICO score	726	730
Three-month prepayment rate	18%	17%
Three-month loss severities	41%	46%
Weighted average coupon	3.44%	4.40%

The significant unobservable inputs for the valuation model include the following weighted-averages, based on face value, as of the dates indicated:

	September 30, 2013		December 31, 2012
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.00%	6.71%	6.50%	7.43%
Default rate	9.30%	3.87%	9.30%	5.00%
Loss severity rate	55.00%	45.27%	60.00%	46.60%
Prepayment rate	16.30%	11.78%	16.30%	13.75%

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	September 30, 2013		December 31, 2012
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.00%	6.00 – 10.00%	6.50%	6.50 – 13.25%
Default rate	9.30%	0.95 – 9.45%	9.30%	0.95 – 11.10%
Loss severity rate	55.00%	28.36 – 57.50%	60.00%	28.26 – 57.50%
Prepayment rate	16.30%	6.35 – 19.55%	16.30%	6.95 – 20.40%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2013	$7,246	$321,674	$328,920
Total net gains (losses)
Included in earnings	—	4,509	4,509
Included in other comprehensive income	(117)	72	(45)
Purchases	—	36,479	36,479
Sales	—	(27,086)	(27,086)
Payments, net	(313)	(5,446)	(5,759)
Accretion of discount	221	6,879	7,100
Ending balance, September 30, 2013	$7,037	$337,081	$344,118
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(380)	$(380)

	Three Months Ended September 30, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2012	$8,498	$164,450	$172,948
Total net gains (losses)
Included in earnings	(1,914)	(4,937)	(6,851)
Included in other comprehensive income	1,423	1,628	3,051
Purchases	—	26,686	26,686
Sales	—	(985)	(985)
Payments, net	(342)	(4,476)	(4,818)
Accretion of discount	352	5,574	5,926
Ending balance, September 30, 2012	$8,017	$187,940	$195,957
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(1,914)	$(4,986)	$(6,900)

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

	Nine Months Ended September 30, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2013	$7,519	$191,567	$199,086
Total net gains (losses)
Included in earnings	—	12,299	12,299
Included in other comprehensive income	(204)	17,875	17,671
Purchases	—	167,682	167,682
Sales	—	(54,884)	(54,884)
Payments, net	(950)	(16,205)	(17,155)
Accretion of discount	672	18,747	19,419
Ending balance, September 30, 2013	$7,037	$337,081	$344,118
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(1,270)	$(1,270)

	Nine Months Ended September 30, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2012	$9,311	$170,116	$179,427
Total net gains (losses)
Included in earnings	(1,914)	(9,468)	(11,382)
Included in other comprehensive income	742	(2,145)	(1,403)
Purchases	—	27,156	27,156
Sales	—	(985)	(985)
Payments, net	(1,181)	(14,291)	(15,472)
Accretion of discount	1,059	17,557	18,616
Ending balance, September 30, 2012	$8,017	$187,940	$195,957
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(1,914)	$(9,517)	$(11,431)

Gains and losses included in earnings for the three and nine months ended September 30, 2013 and 2012 are reported in the following statement of comprehensive income line descriptions:

	Other Loss, Investment Loss, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total gains (losses) included in earnings for the period	$4,509	$(6,851)	$12,299	$(11,382)
Change in unrealized gains (losses) relating to assets still held at reporting date	$(380)	$(6,900)	$(1,270)	$(11,431)

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of September 30, 2013 and December 31, 2012, these financial assets are classified within the other investments category, represent the Company’s interest in non-public equity securities and investment funds and are valued at $1,831 and $1,869, respectively. For the nine months ended September 30, 2013, the Company recorded losses of $138, respectively, in the carrying value of these financial assets. For the three and nine months ended September 30, 2012, the Company recorded losses of $64 in the carrying value of these financial assets. For the three months ended September 30, 2013, there were no changes to the carrying value of these financial assets.

MBS, at Fair Value

MBS, at fair value(1)(2), consisted of the following as of the dates indicated:

	September 30, 2013					December 31, 2012
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$1,046,994	$—	52.95%	9.4	AAA	$1,083,810	$—	61.73%	4.9	AAA
Freddie Mac	586,269	—	29.65%	9.4	AAA	472,630	—	26.92%	5.1	AAA
Available-for-sale:
Agency-backed
Fannie Mae	47	—	—	5.0	AAA	70	—	0.01%	2.8	AAA
Private-label
Senior securities	7,037	(5,247)	0.35%	4.9	C-	7,519	(6,519)	0.43%	5.2	C
Re-REMIC securities	337,081	(219,520)	17.05%	11.7	NR	191,567	(164,422)	10.91%	11.4	NR
	$1,977,428	$(224,767)	100.00%			$1,755,596	$(170,941)	100.00%

(1)	The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at September 30, 2013 and December 31, 2012. The weighted-average coupon of the MBS portfolio at September 30, 2013 and December 31, 2012 was 3.92% and 4.11%, respectively.
(2)	As of September 30, 2013 and December 31, 2012, the Company’s MBS investments with a fair value of $1,748,166 and $1,615,421, respectively, were pledged as collateral for repurchase agreements.
(3)	The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S. credit rating to “AA+” by Standard & Poors during the quarter ended September 30, 2011 and Fitch Ratings Inc.’s announcement on October 15, 2013 that it had placed the U.S. credit rating on negative watch, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$317,695	$180,201	$207,853	$194,619
Accretion of discount	(7,099)	(5,926)	(19,418)	(18,617)
Reclassifications, net	18,639	1,746	51,248	(1,731)
Acquisitions	36,901	38,721	150,646	40,471
Sales	(27,372)	(92)	(51,565)	(92)
Ending balance	$338,764	$214,650	$338,764	$214,650

For the available-for-sale, private-label MBS acquired during the three and nine months ended September 30, 2013 and 2012, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractually required payments receivable	$87,640	$95,073	$420,500	$97,292
Cash flows expected to be collected	73,380	65,341	318,328	67,560
Basis in acquired securities	36,479	26,620	167,682	27,089

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	September 30, 2013
	Amortized Cost/ Cost Basis(1)	Unrealized
		Gains	Losses	Fair Value
Agency-backed MBS	$43	$4	$—	$47
Private-label MBS
Senior securities	5,332	1,705	—	7,037
Re-REMIC securities	281,707	55,480	(106)	337,081
Total	$287,082	$57,189	$(106)	$344,165

(1)	The amortized cost of MBS includes unamortized net discounts of $224,767 at September 30, 2013.

	December 31, 2012
	Amortized Cost/ Cost Basis(1)	Unrealized
		Gains	Losses	Fair Value
Agency-backed MBS	$64	$6	$—	$70
Private-label MBS
Senior securities	5,611	1,908	—	7,519
Re-REMIC securities	154,067	37,500	—	191,567
Total	$159,742	$39,414	$—	$199,156

(1)	The amortized cost of MBS includes unamortized net discounts of $170,941 at December 31, 2012.

For the three and nine months ended September 30, 2013, the Company recorded other-than-temporary impairment charges of $380 and $1,270, respectively, as a component of investment loss, net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $10,104 and $11,688, respectively, prior to recognizing the other-than-temporary impairment charges. For the three and nine months ended September 30, 2012, the Company recorded other-than-temporary impairment charges of $6,900 and $11,431, respectively, as a component of investment loss, net, on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis on $24,044 and $36,076, respectively, prior to recognizing the other-than-temporary impairment charges.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The following table presents a summary of other-than-temporary impairment charges included in earnings for the periods indicated and cumulative other-than-temporary impairment charges recognized on the MBS held as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cumulative other-than-temporary impairment, beginning balance	$23,283	$13,125	$23,768	$8,594
Additions
Other-than-temporary impairments not previously recognized	380	6,533	380	10,792
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	367	890	639
Reductions
Decreases related to other-than-temporary impairments on sold securities with previously recognized other-than-temporary impairments	—	—	(1,375)	—
Cumulative other-than-temporary impairment, ending balance	$23,663	$20,025	$23,663	$20,025

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS
Proceeds from sales	$309,518	$27,085	$189,095	$985	$837,257	$54,884	$301,223	$985
Gross gains	238	4,778	1,624	49	531	13,267	4,041	49
Gross losses	4,118	—	106	—	26,469	—	251	—

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	September 30, 2013	December 31, 2012
Interest-only MBS	$349	$478
Non-public equity securities	975	975
Investment funds	856	894
Total other investments	$2,180	$2,347

3. Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized by MBS and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Under the repurchase agreements, the Company pledges its securities as

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3. Borrowings:  – (continued)

collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. The counterparty to the repurchase agreements may require that the Company pledge additional securities or cash as additional collateral to secure borrowings when the value of the collateral declines.

As of September 30, 2013, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. As of December 31, 2012, the amount at risk related to $482,097 of repurchase agreements with Credit Suisse Securities (USA) LLC was $50,171, or 10.79%, of the Company’s equity with a weighted-average maturity of 15 days. The amount at risk is defined as the excess of the higher of carrying amount or market value of the collateral provided under repurchase agreements, including any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	September 30, 2013	December 31, 2012
Outstanding balance	$1,574,244	$1,497,191
Value of assets pledged as collateral
Agency-backed MBS	1,618,029	1,547,760
Private-label MBS	130,137	67,661
Net amount(1)	173,922	118,230
Weighted-average rate	0.44%	0.52%
Weighted-average term to maturity	10.9 days	14.5 days

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

	September 30, 2013	September 30, 2012
Weighted-average outstanding balance during the three months ended	$1,581,663	$926,746
Weighted-average rate during the three months ended	0.44%	0.48%
Weighted-average outstanding balance during the nine months ended	$1,504,878	$821,625
Weighted-average rate during the nine months ended	0.44%	0.45%

Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company had $40,000 and $15,000, respectively, of outstanding long-term debentures. On May 1, 2013, the Company completed a public offering of $25,000 of its 6.625% Senior Notes due in 2023 and received net proceeds of $24,038 after payment of underwriting discounts and commissions and expenses. These Senior Notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after May 1, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on these Senior Notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year, beginning on August 1, 2013. These Senior Notes are publicly traded on the New York Stock Exchange under the ticker symbol “AIW”. The Company’s long-term debentures consisted of the following as of the dates indicated:

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3. Borrowings:  – (continued)

	September 30, 2013		December 31, 2012
	Senior Notes	Trust Preferred Debt	Senior Notes	Trust Preferred Debt
Outstanding Principal	$25,000	$15,000	$—	$15,000
Annual Interest Rate	6.625%	LIBOR+2.25 -3.00%	—	LIBOR+2.25 -3.00%
Interest Payment Frequency	Quarterly	Quarterly	—	Quarterly
Weighted-Average Interest Rate	6.625%	3.02%	—	3.09%
Maturity	May 1, 2023	2033 - 2035	—	2033 - 2035
Early Redemption Date	May 1, 2016	2008 - 2010	—	2008 - 2010

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

During the three and nine months ended September 30, 2013, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three and nine months ended September 30, 2013, the Company recorded net (losses) gains of $(14,457) and $44,577, respectively, on these derivatives. For the three and nine months ended September 30, 2012, the Company recorded net losses of $10,972 and $27,966, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	September 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures
Derivative assets	$1,883,000	$1,667	$—	$—
Derivative liabilities	14,350,000	(41,440)	17,525,000	(76,850)
Total Eurodollar futures(1)	16,233,000	(39,773)	17,525,000	(76,850)
10-year swap futures(2)	640,000	(1,500)	—	—
10-year U.S. Treasury note futures(3)	12,000	(56)	—	—
5-year U.S. Treasury note futures(4)	10,000	(38)	—	—
Commitment to purchase MBS(5)	25,000	184	—	—

(1)	The $16,233,000 total notional amount of Eurodollar futures contracts as of September 30, 2013 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2013 and 2018. As of September 30, 2013, the Company maintained $52,408 as a deposit and margin against the open Eurodollar futures contracts.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4. Derivative Financial Instruments and Hedging Activities:  – (continued)

(2)	The total notional amount of $640,000 represents the accumulation of 10-year swap futures that mature in December 2013. As of September 30, 2013, the Company maintained $11,100 as a deposit and margin against the open swap futures contracts.
(3)	The total notional amount of $12,000 represents the accumulation of 10-year U.S. Treasury note futures that mature in December 2013. As of September 30, 2013, the Company maintained $233 as a deposit and margin against the open 10-year U.S. Treasury note futures contracts.
(4)	The total notional amount of $10,000 represents the accumulation of 5-year U.S. Treasury note futures that mature in December 2013. As of September 30, 2013, the Company maintained $128 as a deposit and margin against the open 5-year U.S. Treasury note futures contracts.
(5)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate MBS securities.

5. Income Taxes:

The total income tax provision for the three and nine months ended September 30, 2013 was $2,455 and $1,247, respectively. The total income tax provision for the three and nine months ended September 30, 2012 was $450 and $1,271, respectively.

The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 11.64% and 7.35%, respectively. The effective tax rate during the nine months ended September 30, 2013 was lower than the statutory tax rate due to the realization of previously unrecognized tax benefits, including related accrued interest, that were fully reserved. The effective tax rate during the nine months ended September 30, 2012 was lower than the statutory tax rate due to the realization of deferred tax assets that were offset by a full valuation allowance. The Company will continue to provide a valuation allowance against the portion of the capital loss carryforwards which the Company believes that it is more likely than not that the benefits will not be realized prior to expiration. The Company will continue to assess the need for a valuation allowance at each reporting date.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing jurisdictions. In March 2013, an IRS examination of the Company’s tax years 2009 and 2010 was completed without any adjustment. As a result, the Company reversed $3,200 of unrecognized federal tax benefit related to an uncertain tax position and $544 of related accrued interest as of March 31, 2013. The Company believes that the statute of limitation on the 2009 state tax return expired as of October 15, 2013. As a result, during the quarter ending December 31, 2013, the Company expects to reverse $9,600 of unrecognized state tax benefit related to an uncertain tax position and $2,867 of related accrued interest.

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

(Shares in thousands)	Three Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	16,669	16,669	9,977	9,977
Stock options, performance share units, and unvested restricted stock	—	176	—	64
Weighted-average common and common equivalent shares outstanding	16,669	16,845	9,977	10,041
Net income applicable to common stock	$3,093	$3,093	$3,123	$3,123
Net income per common share	$0.19	$0.18	$0.31	$0.31

(Shares in thousands)	Nine Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	15,761	15,761	9,192	9,192
Stock options, performance share units, and unvested restricted stock	—	173	—	27
Weighted-average common and common equivalent shares outstanding	15,761	15,934	9,192	9,219
Net income applicable to common stock	$9,464	$9,464	$16,029	$16,029
Net income per common share	$0.60	$0.59	$1.74	$1.74

The diluted earnings per share for the three and nine months ended September 30, 2013 did not include the antidilutive effect of 43,598 and 23,796 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units. The diluted earnings per share for the three and nine months ended September 30, 2012 did not include the antidilutive effect of 10,364 and 29,786 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units.

7. Equity:

Equity Offering

During the nine months ended September 30, 2013, the Company completed a public offering of its Class A Common Stock as follows:

Closing date of the offering	March 13, 2013
Shares sold to public	3,000,000
Shares sold pursuant to the underwriter over-allotment	450,000
Total shares of Class A common stock	3,450,000
Public offering price per share	$25.50
Net proceeds(1)	$86,964

(1)	Net of underwriting discounts and commissions and expenses.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

7. Equity:  – (continued)

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011. Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of September 30, 2013 and December 31, 2012, 443,504 and 489,448 shares, respectively, remained available for issuance under the 2011 Plan.

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

The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of PSUs granted, depending on performance results. If the threshold level of performance goals are not achieved, no PSUs are

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

7. Equity:  – (continued)

earned. Participants will earn 50% of the granted PSUs for Company performance at the threshold level, 100% of the granted PSUs for Company performance at the target level and 250% of the granted PSUs for Company performance at the maximum level, with linear interpolation for achievement falling between the performance levels.

The Company recorded $398 and $915, in compensation expenses related to the Performance-based Program during the three and nine months ended September 30, 2013, respectively. The Company recorded $96 in compensation expenses related to the Performance-based Program during the three and nine months ended September 30, 2012.

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Shares granted	—	25,500	36,000	25,500
Weight-average share price	$—	$22.99	$26.74	$22.99
Compensation expense recognized during the period	$223	$75	$432	$161

	September 30, 2013	December 31, 2012
Restricted Class A shares outstanding, unvested	57,673	34,835
Unrecognized compensation cost related to unvested shares	$1,038	$507
Weighted-average vesting period remaining	2.30 years	2.22 years

8. Recent Accounting Pronouncements:

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same- jurisdiction loss or other tax carryforward that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. This standard will be effective for the Company beginning on January 1, 2014. The Company is assessing the impact of this standard on the Company’s financial statements.

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

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Statements” immediately following Item 4 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part II of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the three months ended June 30, 2013, and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Our Company

We are a principal investment firm that currently acquires and holds primarily mortgage-related assets and holds certain other assets. We acquire residential mortgage-backed securities (MBS), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (agency-backed MBS). We also acquire MBS issued by private organizations (private-label MBS) subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act). In the future, we may acquire and hold other types of assets, including commercial mortgage-backed securities, asset backed securities, other structured securities, commercial mortgage loans, commercial loans, residential mortgage loans, and other real estate-related loans and securities. In addition, we also may pursue other business activities that will utilize our experience in analyzing investment opportunities and applying similar portfolio management skills. We are a Virginia corporation and taxed as a C corporation for federal income tax purposes. We operate primarily in the United States.

Factors that Affect our Results of Operations and Financial Condition

Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions;
•	changes in interest rates and prepayment rates;
•	actions taken by the U.S. government, U.S. Federal Reserve and the U.S. Treasury;
•	changes in laws and regulations and industry practices;
•	actions taken by ratings agencies with respect to the U.S. credit rating; and
•	other market developments.

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including but not limited to making it more difficult for us to analyze our investment portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been and will continue to evaluate the potential impact of recent government actions, including developments relating to various state and federal government actions affecting the market price of MBS, related derivative securities, and interest rates. For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A — Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended June 30, 2013, this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The economic news for the third quarter of 2013 was dominated by the effects of the sequester, government shutdown and debt ceiling and the reaction of the market to the Federal Reserve’s continuation of QE3, which primarily consists of asset purchases, despite market expectations that tapering its asset purchases would begin in September 2013. While there are signs of the private sector recovering some sustainable growth, inflation continues to be very low and the unemployment rate of approximately 7.2% in September 2013 remains higher than the 6.5% target threshold previously indicated by the Federal Reserve as one of the key drivers of tapering of its asset purchases. Interest rates during the quarter were extremely volatile with the 10-year Treasury Rate starting at 2.52% then reaching close to 3.0% in early September, but then declining to below 2.7% once the Federal Reserve indicated in its September meeting that it was going to postpone the commencement of its tapering. Uncertainty around who would be nominated for the next Fed Chairman magnified the interest rate volatility during the third quarter of 2013, though this has since been resolved with the nomination of Janet Yellen by President Obama on October 9, 2013.

The threat of a government shutdown and debate over the debt ceiling appeared to have been built into the market, as the bond market began to stabilize in the latter part of September and only exhibited a slight reaction when the government shut down commenced on October 1, 2013. Even though a temporary resolution was reached on the debt ceiling on October 16, 2013 and the government reopened on October 17, 2013, we expect the volatility in the bond market may continue until these issues have been resolved.

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

At the July 30 – 31, 2013 FOMC meeting, the Committee, despite some improvement in the labor market and modest economic expansion, decided to continue asset purchases. At the September 17 – 18, 2013 FOMC meeting, against many market participants' expectations, the Committee decided to hold back on tapering, causing a rapid move downward in interest rates with the 10-Year Treasury Rate ending the quarter at 2.61%. The Federal Reserve continues to maintain its position that the timing and scope of tapering is dependent upon improving economic indicators. The economic projections of Federal Reserve Board Members included in the minutes of the Federal Reserve's September 2013 meeting show inflation running below the Federal Reserve's target inflation rate of 2% through 2016. In addition, the projections show estimates for real GDP growth at 2.2% to 3.3% for 2014. In the minutes from the October 29 – 30, 2013 FOMC meeting, the Committee maintained this assessment, decided to keep QE3 in place for the time being, and provided no additional guidance as to when tapering QE3 might begin. Given the low inflation projections, monetary policy, including the timing of tapering asset purchases, will likely be dependent on actual growth in employment rather than inflation concerns. It’s important to note that over the past several years, actual employment growth has been consistently below the Federal Reserve’s projections.

While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued historically low interest rate environment and actions by the Federal Reserve. We believe the general business environment will continue to be challenging in the fourth quarter of 2013 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, the overall market value of U.S. equities and liquidity in the financial system. Depending on recent market developments and movements, we may seek to re-align our strategy and our portfolio. We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and other types of assets and seek the highest risk-adjusted returns for our capital.

We believe the limited liquidity and volatility in the credit markets will continue while the markets seek to determine the right equilibrium levels for benchmark interest rates as the Federal Reserve stimulus leaves the market place.

Recent Government Activity

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC) formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Corker-Warner Bill) into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

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

There is no way to know if either proposal will become law or should one of the proposals become law if and how the enacted law will differ from the current draft of the bill. It is unclear how this proposal would impact housing finance, and what impact, if any, it would have on companies that invest in MBS. The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency-backed MBS. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

Executive Summary

Given the uncertainty around the Federal Reserve policies and reversal or tapering of QE3, coupled with uncertainly regarding the ability of U.S. lawmakers to reach an agreement on the national debt ceiling or a national budget, the market was characterized by increased market and interest rate volatility. As a result, we experienced increased fluctuations in our asset prices and hedge positions during the quarter ended September 30, 2013. On October 16, 2013, Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014. As the Federal Reserve policy environment regains clarity and the U.S. budget negotiations reach a settlement, we expect less volatility in the market which in turn will diminish the variability in the value of our assets and hedge positions; however, it is difficult to determine the longer term effects of the uncertainty and the volatility existing in the current market.

Based on current economic indicators and trends in underlying credit and housing data, we continue to review the allocation of our available capital to maximize return to our shareholders. As of September 30, 2013, our MBS portfolio consisted of $2.0 billion in fair value, with $1.6 billion of agency-backed MBS and $344.1 million of private-label MBS.

As we previously disclosed in the quarter ended March 31, 2013, we are subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing jurisdictions. In March 2013, an IRS examination of the tax years 2009 and 2010 was completed without any adjustment. As a result, we reversed $3.2 million of unrecognized federal tax benefit related to an uncertain tax position and $0.5 million of related accrued interest as of March 31, 2013. We believe that the statute of limitation on the 2009 state tax return expired as of October 15, 2013. As a result, during the quarter ending December 31, 2013, we expect to reverse $9.6 million of unrecognized state tax benefit related to an uncertain tax position and $2.9 million of related accrued interest.

For the three months ended September 30, 2013, we had net income of $3.1 million, or $0.18 per share (diluted). As of September 30, 2013, our book value per share was $31.77.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the three and nine months ended September 30, 2013. Our non-GAAP core operating income for the three and nine months ended September 30, 2013 was $17.3 million and $50.8 million, respectively. In determining core operating income, we excluded certain legacy litigation expenses and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for contractual interest and principal repayments in excess of proportionate invested capital, (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments, (4) other-than-temporary impairment charges recognized, (5) non-cash income tax provisions, and (6) benefit from the reversal of previously accrued federal tax liability and accrued interest related to uncertain tax positions. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trends. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three and nine months ended September 30, 2013 (dollars in thousands):

	September 30, 2013
	Three Months Ended	Nine Months Ended
GAAP net income	$3,093	$9,464
Adjustments
Legacy litigation expenses(1)	(24)	551
Stock compensation	729	1,666
Non-cash interest income related to purchase discount accretion(2)	(1,915)	(3,091)
Net unrealized mark-to-market loss on trading MBS and hedge instruments	12,898	40,221
Other-than-temporary impairment charges	380	1,270
Non-cash income tax provisions	2,170	4,469
Benefit from the reversal of federal tax liability and accrued interest related to uncertain tax position	—	(3,744)
Non-GAAP core operating income	$17,331	$50,806

(1)	Legacy litigation expenses relate to legal matters pertaining to events related to business activities the Company completed or exited in or prior to 2009 — primarily debt extinguishment, sub-prime mortgage origination and securitization and broker/dealer operations.
(2)	Non-cash interest income related to purchase discount accretion represents interest income recognized in excess of cash receipts related to contractual interest income and principal repayments in excess of proportionate invested capital.

As of September 30, 2013, our agency-backed MBS consisted of $1.6 billion in face value with a cost basis of $1.7 billion and had a fair value of $1.6 billion. Our agency-backed MBS had a weighted-average coupon of 4.08% and a weighted-average cost of funding of 0.37% at September 30, 2013. During the three months ended September 30, 2013, we received proceeds of $309.5 million from the sale of $297.7 million in face value of our agency-backed MBS, realizing $3.9 million in net losses, or realized net losses of $16.0 million from the acquisition price. During the nine months ended September 30, 2013, we received proceeds of $837.3 million from the sale of $787.6 million in face value of our agency-backed MBS, realizing $25.9 million in net losses, or realized net losses of $16.8 million from the acquisition price.

We have entered into Eurodollar futures and swap futures to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through September 30, 2018 and have a lifetime weighted-average rate of 3.08%, as compared to a lifetime weighted-average market rate of 2.10% as of September 30, 2013. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term. The swap futures mature in December 2013 and have a weighted-average rate of 2.89%, as compared to a weighted-average market rate of 2.85% as of September 30, 2013.

As of September 30, 2013, our private-label MBS portfolio consisted of $511.8 million in face value with an amortized cost basis of $287.0 million and had a fair value at $344.1 million. The unamortized net discount on our private-label MBS portfolio was $224.8 million as of September 30, 2013. During the three months ended September 30, 2013, we recognized net interest income of $6.8 million, representing a 9.8% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. During the three months ended September 30, 2013, we received proceeds of $27.1 million from the sale of $49.0 million in face value of our private-label MBS, realizing $4.8 million in gains. We also recognized $0.4 million in other-than-temporary impairment charges during the three months ended September 30, 2013. This charge does not affect non-GAAP core operating income or book value, but does reduce our net income and lowers the accounting basis used to record future discount accretion.

Our private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC, and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 0.3% credit enhancement on a weighted-average basis, which, in addition to our purchase discount, provides protection to our invested capital.

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

For available-for-sale, agency-backed MBS, if it is determined that the impairment is other-than- temporary, then the amount that the fair value is below its amortized cost basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the other-than-temporary impairment and the credit portion is recorded through our statement of comprehensive income.

For available-for-sale, private-label MBS that have been acquired at discounts to face value due in part to credit deterioration since origination, we re-evaluate the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or last revised. For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows discounted using current expected rate of return is recorded as other-than- temporary impairment charges through our statement of comprehensive income.

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

The following is a summary of our net income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest income	$20,681	$14,271	$58,330	$41,731
Other loss, net	(11,103)	(5,666)	(35,893)	(11,543)
Other expenses	4,030	5,032	11,726	12,888
Income before income taxes	5,548	3,573	10,711	17,300
Income tax provision	2,455	450	1,247	1,271
Net income	$3,093	$3,123	$9,464	$16,029

For the three months ended September 30, 2013 and 2012, our net income was $3.1 million, respectively. Our net income includes net interest income of $20.7 million and other net loss of $11.1 million for the three months ended September 30, 2013 compared to net interest income of $14.3 million and other net loss of $5.7 million for the three months ended September 30, 2012. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The increase in other net loss is discussed below. Our other expenses decreased to $4.0 million during the three months ended September 30, 2013 compared to $5.0 million for the three months ended September 30, 2012, primarily as a result of decreases in compensation and legal expenses.

For the nine months ended September 30, 2013, our net income was $9.5 million compared to net income of $16.0 million for the nine months ended September 30, 2012. Our net income includes net interest income of $58.3 million and other net loss of $35.9 million for the nine months ended September 30, 2013 compared to net interest income of $41.7 million and other net loss of $11.5 million for the nine months ended September 30, 2012. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The increase in other net loss is discussed below. Our other expenses decreased to $11.7 million during the nine months ended September 30, 2013 compared to $12.9 million for the nine months ended September 30, 2012, primarily as a result of decreases in legal expenses offset by increases in compensation expenses.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS as of September 30, 2013 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$991,900	$1,046,994
Freddie Mac	558,777	586,269
Available-for-sale
Agency-backed MBS
Fannie Mae	43	47
Private-label MBS
Senior securities	10,579	7,037
Re-REMIC securities	501,226	337,081
Other mortgage related assets	80,335	349
Total	$2,142,860	$1,977,777

Operating Income

Our operating income consists primarily of net interest income, net investment gains and losses, and investment fund earnings.

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

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

We reported net income of $3.1 million for the three months ended September 30, 2013 and 2012, respectively, which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013	2012
Interest income	$22,995	$15,519
Interest expense	2,314	1,248
Net interest income	20,681	14,271
Other loss, net
Investment loss, net	(11,100)	(5,663)
Other loss	(3)	(3)
Total other loss, net	(11,103)	(5,666)
Other expenses	4,030	5,032
Income before income taxes	5,548	3,573
Income tax provision	2,455	450
Net income	$3,093	$3,123

Net income remained at $3.1 million for the three months ended September 30, 2012 and 2013 with the following changes:

•	Net interest income increased $6.4 million (44.8%) from $14.3 million for the three months ended September 30, 2012 to $20.7 million for the three months ended September 30, 2013. The increase is primarily the result of a larger MBS portfolio due to investing capital raised in equity offerings since September 30, 2012 on a leveraged basis. See additional yield analysis below.
•	Investment loss, net, increased $5.4 million from a loss of $5.7 million for the three months ended September 30, 2012 to a loss of $11.1 million for the three months ended September 30, 2013. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2013	2012
Net interest income	$21,237	$14,394
Investment loss, net	(11,100)	(5,663)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$1,688,621	$15,880	3.76%	$932,103	$9,564	4.10%
Private-label MBS
Senior securities	5,370	221	16.44%	8,243	352	17.08%
Re-REMIC securities	271,899	6,883	10.13%	139,150	5,574	16.02%
Other investments	415	10	10.04%	1,040	29	11.06%
	$1,966,305	22,994	4.68%	$1,080,536	15,519	5.74%
Other(1)		1			—
		22,995			15,519
Repurchase agreements	$1,581,663	(1,758)	(0.44)%	$926,746	(1,125)	(0.48)%
Net interest income/spread		$21,237	4.24%		$14,394	5.26%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio and related increase in net interest income by $6.8 million from the three months ended September 30, 2012 to the three months ended September 30, 2013 was primarily due to the deployment of capital raised from our public offerings during 2012 and 2013 on a leveraged basis into our MBS portfolio. Interest income from other investments represents interest on interest-only MBS securities.

As discussed above, we realized net investment loss of $11.1 million for the three months ended September 30, 2013 compared to net investment loss of $5.7 million for the three months ended September 30, 2012. The following table summarizes the components of net investment loss (dollars in thousands):

	Three Months Ended September 30,
	2013	2012
Realized gains on sale of available-for-sale investments, net	$4,778	$49
Available-for-sale and cost method securities – other-than-temporary impairment charges	(380)	(6,900)
(Losses) gains on trading investments, net	(1,170)	10,627
Losses from derivative instruments, net	(14,457)	(10,972)
Other, net	129	1,533
Investment loss, net	$(11,100)	$(5,663)

We recorded other-than-temporary impairment charges of $0.4 million and $6.9 million, respectively, for the three months ended September 30, 2013 and 2012 related to changes in expected credit performance on available-for-sale, private-label MBS with a cost basis of $10.1 million and $24.0 million, respectively, prior to recognizing the other-than-temporary impairment charges.

During the three months ended September 30, 2013, the Company received $27.1 million from the sales of $49.0 million in face value of available-for-sale MBS recognizing a gain of $4.8 million. During the three months ended September 30, 2012, the Company received $1.0 million from the sales of $4.9 million in face value of available-for-sale MBS recognizing a net gain of $49.2 thousand.

The losses on trading investments, net, recognized for the three months ended September 30, 2013 were primarily the result of net mark-to-market gain adjustments of $2.7 million and net losses of $3.9 million from sales of trading investments. The losses on trading investments, net, recognized for the three months ended September 30, 2013 also reflects net realized losses of $16.0 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $14.8 million during the three months ended September 30, 2013. The gains on trading investments, net, recognized for the three months ended September 30, 2012 were primarily the result of net mark-to-market gain adjustments of $9.1 million and net gains of $1.5 million from sales of trading investments. The gains on trading investments, net, recognized for the three months ended September 30, 2012 also reflects net realized gains of $7.5 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $3.1 million during the three months ended September 30, 2012.

The losses from derivative instruments recognized for the three months ended September 30, 2013 were the result of net realized losses of $5.6 million and net unrealized mark-to-market loss adjustments of $8.9 million. The losses from derivative instruments recognized for the three months ended September 30, 2013 also reflects net gains of $13.2 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $27.7 million during the three months ended September 30, 2013. The losses from derivative instruments recognized for the three months ended September 30, 2012 were the result of net realized losses of $0.1 million and net unrealized mark-to-market loss adjustments of $10.9 million. The losses from derivative instruments recognized for the three months ended September 30, 2012 also reflects net losses of $2.0 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $9.0 million during the three months ended September 30, 2012. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Interest expense related to repurchase agreements increased $0.7 million (63.6%) to $1.8 million for the three months ended September 30, 2013 from $1.1 million for the three months ended September 30, 2012 due to the increase in the repurchase agreement borrowings. Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $0.6 million for the three months ended September 30, 2013 from $0.1 million for the three months ended September 30, 2012.

Other expenses decreased by $1.0 million (20.0%) from $5.0 million for the three months ended September 30, 2012 to $4.0 million for the three months ended September 30, 2013. The decrease is primarily a result of decreases in compensation and legal expenses.

Total income tax provision increased $2.0 million from a provision of $0.5 million for the three months ended September 30, 2012 to a provision of $2.5 million for the three months ended September 30, 2013. Our effective tax rate was 44.25% for the three months ended September 30, 2013 as compared to 12.59% for the same period in 2012. The effective tax rate during the three months ended September 30, 2012 was lower than the statutory tax rate due to the realization of deferred tax assets that were offset by a full valuation allowance. The net deferred tax assets, which are partially offset by a valuation allowance, include net operating losses (NOLs), which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to the expected alternative minimum taxes.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

We reported net income of $9.5 million for the nine months ended September 30, 2013 compared to net income of $16.0 million for the nine months ended September 30, 2012, which included the following results for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Interest income	$64,468	$44,913
Interest expense	6,138	3,182
Net interest income	58,330	41,731
Other loss, net
Investment loss, net	(35,882)	(11,532)
Other loss	(11)	(11)
Total other loss, net	(35,893)	(11,543)
Other expenses	11,726	12,888
Income before income taxes	10,711	17,300
Income tax provision	1,247	1,271
Net income	$9,464	$16,029

Net income decreased $6.5 million from net income of $16.0 million for the nine months ended September 30, 2012 to net income of $9.5 million for the nine months ended September 30, 2013 primarily due to the following changes:

•	Net interest income increased $16.6 million (39.8%) from $41.7 million for the nine months ended September 30, 2012 to $58.3 million for the nine months ended September 30, 2013. The increase is primarily the result of a larger MBS portfolio due to investing capital raised in equity offerings since September 30, 2012 on a leveraged basis. See additional yield analysis below.
•	Investment loss, net, increased $24.4 million from a loss of $11.5 million for the nine months ended September 30, 2012 to a loss of $35.9 million for the nine months ended September 30, 2013. See below for additional discussion on the results of our principal investing portfolio.

The following table summarizes the components of income from our principal investment activities, net of related interest expense, for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Net interest income	$59,407	$42,102
Investment loss, net	(35,882)	(11,532)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$1,589,053	$45,008	3.78%	$825,659	$26,201	4.23%
Private-label MBS
Senior securities	5,463	672	16.41%	8,307	1,059	17.00%
Re-REMIC securities	230,686	18,750	10.84%	135,579	17,557	17.27%
Other investments	439	35	10.65%	1,065	95	11.85%
	$1,825,641	64,465	4.71%	$970,610	44,912	6.17%
Other(1)		3			1
		64,468			44,913
Repurchase agreements	$1,504,878	(5,061)	(0.44)%	$821,625	(2,811)	(0.45)%
Net interest income/spread		$59,407	4.27%		$42,102	5.72%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The change in the composition of our MBS portfolio and related increase in net interest income by $17.3 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was primarily due to the deployment of capital raised from our public offerings during 2012 and 2013 on a leveraged basis into our MBS portfolio. Interest income from other investments represents interest on interest-only MBS.

As discussed above, we realized net investment loss of $35.9 million for the nine months ended September 30, 2013 compared to net investment loss of $11.5 million for the nine months ended September 30, 2012. The following table summarizes the components of net investment loss (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Realized gains on sale of available-for-sale investments, net	$13,267	$49
Available-for-sale and cost method securities – other-than-temporary impairment charges	(1,270)	(11,431)
(Losses) gains on trading investments, net	(92,694)	26,414
Gains (losses) from derivative instruments, net	44,577	(27,966)
Other, net	238	1,402
Investment loss, net	$(35,882)	$(11,532)

We recorded other-than-temporary impairment charges of $1.3 million and $11.4 million, respectively, for the nine months ended September 30, 2013 and 2012 related to changes in expected credit performance on available-for-sale, private-label MBS with a cost basis of $11.7 million and $36.1 million, respectively, prior to recognizing the other-than-temporary impairment charges.

During the nine months ended September 30, 2013, the Company received $54.9 million from the sales of $82.1 million in face value of available-for-sale MBS recognizing a gain of $13.3 million. During the nine months ended September 30, 2012, the Company received $1.0 million from the sales of $4.9 million in face value of available-for-sale MBS recognizing a net gain of $49.2 thousand.

The losses on trading investments, net, recognized for the nine months ended September 30, 2013 were primarily the result of net mark-to-market loss adjustments of $25.9 million and net losses of $66.8 million from sales of trading investments. The losses on trading investments, net, recognized for the nine months ended September 30, 2013, also reflect net realized losses of $16.8 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $75.9 million during the nine months ended September 30, 2013. The gains on trading investments, net, recognized for the nine months ended September 30, 2012 were primarily the result of net mark-to-market gain adjustments of $22.6 million and net gains of $3.8 million from sales of trading investments. The gains on trading investments, net, recognized for the nine months ended September 30, 2012, also reflects net realized gains of $10.2 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $16.2 million during the nine months ended September 30, 2012.

The gains from derivative instruments recognized for the nine months ended September 30, 2013 were the result of net realized gains of $39.3 million and net unrealized mark-to-market gain adjustments of $5.3 million. The gains from derivative instruments recognized for the nine months ended September 30, 2013 also reflects net gains of $8.9 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $35.7 million during the nine months ended September 30, 2013. Losses from derivative instruments recognized for the nine months ended September 30, 2012 were the result of net realized gains of $0.5 million and net unrealized mark-to-market loss adjustments of $28.5 million. Losses from derivative instruments recognized for the nine months ended September 30, 2012 also reflects net losses of $2.4 million from disposed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $25.6 million during the nine months ended September 30, 2012. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Interest expense related to repurchase agreements increased $2.3 million (82.1%) to $5.1 million for the nine months ended September 30, 2013 from $2.8 million for the nine months ended September 30, 2012 due to the increase in the repurchase agreement borrowings. Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $1.1 million for the nine months ended September 30, 2013 from $0.4 million for the nine months ended September 30, 2012.

Other expenses decreased by $1.2 million (9.3%) from $12.9 million for the nine months ended September 30, 2012 to $11.7 million for the nine months ended September 30, 2013. The decrease is primarily a result of decreases in legal expenses offset by increases in compensation expenses.

Total income tax provision decreased $0.1 million from a provision of $1.3 million for the nine months ended September 30, 2012 to a provision of $1.2 million for the nine months ended September 30, 2013. Our effective tax rate was 11.64% for the nine months ended September 30, 2013 as compared to 7.35% for the same period in 2012. The effective tax rate during the nine months ended September 30, 2013 was lower than the statutory tax rate due to the realization of previously unrecognized tax benefits, including related accrued interest, that were fully reserved. With the completion of the audits by the IRS for the years 2009 and 2010 in March 2013, we released $3.2 million of federal tax benefit related to an uncertain tax position and $0.5 million of related accrued interest as of June 30, 2013. The effective tax rate during the nine months ended September 30, 2012 was lower than the highest marginal tax rates due to the realization of deferred tax assets that were offset by a full valuation allowance. The net deferred tax assets, which are partially offset by a valuation allowance, include NOLs, which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to the expected alternative minimum taxes.

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

As previously disclosed, on May 1, 2013, we completed a public offering of $25.0 million aggregate principal amount of 6.625% Senior Notes due 2023 (the Senior Notes) and received net proceeds of $24.0 million after payment of underwriting commissions and expenses. We refer to the Senior Notes issued on May 1, 2013 as the “Initial Notes”. The Senior Notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at our option on or after May 1, 2016 at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on the Senior Notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year. On May 10, 2013, we entered into separate sales agreements, which we refer to as our “Debt Sales Agreements,” with each of MLV & Co. LLC and JMP Securities LLC, under which we may offer and sell, from time to time, up to $75.0 million aggregate principal amount of the Senior Notes, which Senior Notes constitute a further issuance of and are fungible with the Initial Notes, and form a single series of debt securities with the Initial Notes. The Senior Notes are publically traded on the New York Stock Exchange (NYSE) under the symbol “AIW.” As of September 30, 2013, we had not issued any Senior Notes under the Debt Sales Agreements.

On May 24, 2013, we entered into separate equity distribution agreements (the Equity Distribution Agreements) with each of RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC (the Equity Sales Agents), pursuant to which the Company may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. Pursuant to the Equity Distribution Agreements, shares of our common stock may be offered and sold through the Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions. As of September 30, 2013, we had not issued any shares of the Company’s Class A common stock under the Equity Distribution Agreements.

We refer to any sales of our securities arising under the Debt Sales Agreements or the Equity Distribution Agreements, collectively, as our “At-The-Market programs.” We believe our At-The-Market programs will provide us with access to additional, low cost, liquidity.

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

Cash Flows

As of September 30, 2013, our cash and cash equivalents totaled $16.3 million, representing a net decrease of $19.5 million from $35.8 million as of December 31, 2012 reflecting our strategy to reduce the leverage in the volatile market. The cash provided by operating activities of $41.6 million during the nine months period ended September 30, 2013 was attributable primarily to net income. The cash used in investing activities of $219.9 million relates primarily to purchases of MBS, net of sales of MBS. The cash provided by financing activities of $158.8 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio and from completed public offerings.

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

As of September 30, 2013, our liabilities totaled $1.7 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debt. As of September 30, 2013, we had $40.0 million of total long-term debt. Our trust preferred securities with a principal amount of $15.0 million outstanding as of September 30, 2013 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our Senior Notes with a principal amount of $25.0 million outstanding as of September 30, 2013 accrues and requires payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. As of September 30, 2013, our debt-to-equity leverage ratio was 3.0 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of September 30, 2013, the weighted-average interest rate under these agreements was 0.44%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	September 30, 2013	December 31, 2012
Outstanding balance	$1,574,244	$1,497,191
Weighted-average rate	0.44%	0.52%
Weighted-average term to maturity	10.9 days	14.5 days
Maximum amount outstanding at any month-end during the period	$1,801,383	$1,497,191

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits, long-term investments and deferred tax assets. As of September 30, 2013, liquid assets consisted primarily of cash and cash equivalents of $16.3 million and net investments in MBS of $403.2 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $2.1 billion at December 31, 2012 to $2.2 billion as of September 30, 2013. The increase in total assets reflects the deployment of capital raised from our public offerings during the nine months ended September 30, 2013 on a leveraged basis into our MBS portfolio. As of September 30, 2013, the total par and fair value of the MBS portfolio was $2.1 billion and $2.0 billion, respectively. As of September 30, 2013, the weighted-average coupon of the portfolio was 3.92%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and we have declared the following dividends to date in 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2013 and December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or had any intent to provide funding to any such entities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We monitor market and business risk, including credit, interest rate, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and assets are exposed. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our risk management strategies.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended September 30, 2013:

	Senior Securities	Re-REMIC Securities	Total Private-Label Securities
Yield (% of amortized cost)	16.4%	10.1%	10.3%
Average cost (% of face value)	61.7%	53.2%	53.4%
Weighted-average coupon	2.4%	3.5%	3.5%
Delinquencies greater than 60 plus days	26.7%	16.1%	16.3%
Credit enhancement	—	0.3%	0.3%
Severity (three months average)	37.1%	40.7%	40.7%
Constant prepayment rate (three months average)	17.6%	18.3%	18.3%

Key credit and prepayment measures in our private-label MBS portfolio reflected improvement during the three months ended September 30, 2013. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 16.3% at September 30, 2013 from 18.9% at June 30, 2013 and trailing three month average loss severities on liquidated loans decreased to 40.7% at September 30, 2013 from 45.9% at June 30, 2013. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of September 30, 2013. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	September 30, 2013
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS, Private-label	$344,118	$336,933	(2.09)%	$351,525	2.15%	$334,928	(2.67)%	$353,310	2.67%
MBS, Agency	1,633,310	1,633,310	—	1,633,310	—	1,633,310	—	1,633,310	—
Other	242,671	242,671	—	242,671	—	242,671	—	242,671	—
Total assets	$2,220,099	$2,212,914	(0.32)%	$2,227,506	0.33%	$2,210,909	(0.41)%	$2,229,291	0.41%
Liabilities	$1,690,446	$1,690,446	—	$1,690,446	—	$1,690,446	—	$1,690,446	—
Equity	529,653	522,468	(1.36)%	537,060	1.40%	520,463	(1.74)%	538,845	1.74%
Total liabilities and equity	$2,220,099	$2,212,914	(0.32)%	$2,227,506	0.33%	$2,210,909	(0.41)%	$2,229,291	0.41%
Book value per share	$31.77	$31.34	(1.36)%	$32.22	1.40%	$31.22	(1.74)%	$32.32	1.74%

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures, U.S. Treasury note futures, and swap futures. The counterparties to our derivative agreements at September 30, 2013 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

Our primary risk is related to changes in both short- and long-term interest rates, which affect us in several ways. As interest rates increase, the market value of the MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of our derivative instruments. For example, for interest rate swap futures, the cash flows from receiving the floating rate portion increase and the fixed-rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar and U.S. Treasury futures.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 5.25 in a rising interest rate environment and 4.41 in a declining interest rate environment.

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

	September 30, 2013
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$1,977,428	$1,873,617	(5.25)%	$2,064,561	4.41%
Derivative asset	1,851	4,917	165.64%	(1,661)	(189.74)%
Other	240,820	240,820	—	240,820	—
Total assets	$2,220,099	$2,119,354	(4.54)%	$2,303,720	3.77%
Liabilities
Repurchase agreements	$1,574,244	$1,574,244	—	$1,574,244	—
Derivative liability	43,034	(52,074)	(221.01)%	138,371	221.54%
Other	73,168	73,168	—	73,168	—
Total liabilities	1,690,446	1,595,338	(5.63)%	1,785,783	5.64%
Equity	529,653	524,016	(1.06)%	517,937	(2.21)%
Total liabilities and equity	$2,220,099	$2,119,354	(4.54)%	$2,303,720	3.77%
Book value per share	$31.77	$31.43	(1.06)%	$31.07	(2.21)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of September 30, 2013 (dollars in thousands, except per share amounts).

	September 30, 2013
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$1,831	$2,014	10.00%	$1,648	(10.00)%
Other	2,218,268	2,218,268	—	2,218,268	—
Total assets	$2,220,099	$2,220,282	0.01%	$2,219,916	(0.01)%
Liabilities	$1,690,446	$1,690,446	—	$1,690,446	—
Equity	529,653	529,836	0.03%	529,470	(0.03)%
Total liabilities and equity	$2,220,099	$2,220,282	0.01%	$2,219,916	(0.01)%
Book value per share	$31.77	$31.78	0.03%	$31.76	(0.03)%

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Statement About Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	the availability and terms of, and our ability to deploy, capital and our ability to grow our business through a strategy focused on acquiring primarily residential mortgage-backed securities (MBS) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (agency-backed MBS), and MBS issued by private organizations (private-label MBS);
•	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (NOLs), and net capital losses (NCLs), to offset future taxable income and gains;
•	our investment, hedging and financing strategies and the success of these strategies;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	the effect of governmental regulation and actions;
•	the outcome of contingencies, including pending legal and regulatory proceedings;
•	our ability to quantify and manage risk;
•	our ability to realize any reflation of our assets;
•	our ability to reverse unrecognized state tax benefit related to an uncertain tax position and related accrued interest on the terms described, if at all;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (1940 Act);
•	the impact of an inability of the U.S. Government to reach an agreement on the national debt ceiling or a budget; and
•	the effect of general economic conditions on our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;
•	current conditions and further adverse developments in the residential mortgage market and the overall economy;

•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	the federal conservatorship of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;
•	mortgage loan prepayment activity, modification programs and future legislative action;
•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;
•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) and the Federal Reserve, for investments in agency-backed MBS;
•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets;
•	effects of regulatory proceedings, litigation and contractual claims against us, our officers and our directors; and
•	the other important factors identified in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Item 1A-Risk Factors”.

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

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling or a budget may materially adversely affect our business, financial condition and results of operations.

On October 16, 2013, Congress passed legislation to reopen the government through January 15, 2014 and effectively suspend the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues. In the event U.S. lawmakers fail to reach an agreement on the national debt ceiling or a budget, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect the value of our Agency RMBS and our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, the implicit credit rating of Agency RMBS guaranteed by Freddie Mac or Fannie Mae were also downgraded to AA+. While this downgrade did not have a significant impact on the fair value of the Agency RMBS in our portfolio, it increased the uncertainty regarding the credit risk of Agency RMBS. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. Treasury Securities would impact its decision whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

A further downgrade of the U.S. Government’s credit rating could create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Such circumstances could adversely affect our business in many ways, including but not limited to adversely impacting our ability to obtain attractive financing for our investments, increasing the cost of such financing if it is obtained, increasing the likelihood that our repurchase agreement lenders require that we post additional collateral as a result of margin calls causing us to sell assets at depressed prices in order to generate liquidity to satisfy these margin calls or to settle repurchase agreement obligations if we are unable to obtain new repurchase agreement borrowings when our current borrowings expire. As a result, these adverse economic and market conditions may also adversely affect our liquidity position, and could increase our risk of a counterparty defaulting on its obligations. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as Eurodollar futures and swap futures, are traded may require us to post additional collateral against our hedging instruments. In response to the U.S. approaching its debt ceiling without resolution and the government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the debt ceiling and reopen the government, which allowed time for broader negotiations concerning budgetary issues. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2013, we did not repurchase any shares of our Class A common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).
4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

By:	/s/ KURT R. HARRINGTON Kurt R. Harrington Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)

Date: November 1, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).
4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012.