Form 10-K
period 2013-12-31
Arlington Asset Investment Corp.
filed 2014-02-10
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates computed by reference to the price at which the registrant’s Class A common stock was last sold on June 28, 2013 was approximately $423 million. There is no public trading market for the registrant’s Class B common stock; however, the Class B common stock is convertible into Class A common stock on a share-for-share basis.

As of January 31, 2014, there were 16,047,965 shares of the registrant’s Class A common stock outstanding and 554,055 shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (SEC) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•	the availability and terms of, and our ability to deploy, capital and our ability to grow our business through a strategy focused on acquiring primarily residential mortgage-backed securities (MBS) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (agency-backed MBS), and MBS issued by private organizations (private-label MBS);
•	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (NOLs), and net capital losses (NCLs), to offset future taxable income, including whether our shareholder rights plan (Rights Plan) will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;
•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of these strategies;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	the effect of governmental regulation and actions;
•	our ability to quantify and manage risk;
•	our ability to realize any reflation of our assets;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	the impact of an inability of the U.S. government to reach an agreement on the national debt ceiling;
•	investing in assets other than MBS or pursuing business activities other than investing in MBS;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the 1940 Act); and
•	the effect of general economic conditions on our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

ii

•	current conditions and further adverse developments in the residential mortgage market and the overall economy;
•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) and the U.S. Federal Reserve, for investments in agency-backed MBS, as well as the reduction by the U.S. Federal Reserve of its purchases of agency-backed MBS;
•	the federal conservatorship of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;
•	mortgage loan prepayment activity, modification programs and future legislative action;
•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;
•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets;
•	our ability to successfully expand our business into areas other than investing in MBS; and
•	the other important factors identified in this Annual Report on Form 10-K under the caption “Item 1A — Risk Factors.”

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

iii

ITEM 1. BUSINESS

Unless the context otherwise requires or indicates, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “AAIC,” and “Arlington Asset” refer to Arlington Asset Investment Corp. and its consolidated subsidiaries.

Our Company

Arlington Asset Investment Corp. is a principal investment firm that currently acquires and holds primarily mortgage-related assets and holds certain other assets. We acquire residential mortgage-backed securities (MBS), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (agency-backed MBS). We also acquire MBS issued by private organizations (private-label MBS), subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act). In the future, we may acquire and hold other types of assets, including commercial MBS, asset backed securities, other structured securities, commercial mortgage loans, commercial loans, residential mortgage loans, and other real estate-related loans and securities. In addition, we also may pursue other business activities that will utilize our experience in analyzing investment opportunities and applying similar portfolio management skills.

We are a Virginia corporation and taxed as a C corporation for U.S. federal tax purposes. We operate primarily in the United States.

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209.

Investment Strategy

We manage our portfolio of mortgage holdings with the goal of obtaining a high risk-adjusted return on capital. Historically, based on market conditions, we believe our MBS assets have provided us with higher relative risk-adjusted rates of return than most other portfolio opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector and have continued to analyze other opportunities and compare risk-adjusted returns to our MBS assets.

During 2013, our principal investing strategy was to acquire and hold fixed-rate agency-backed MBS that we believed exhibited prepayment protection and fixed- and adjustable-rate, private-label MBS. Although the interest rate (or coupon) on adjustable-rate MBS changes over time, there are aspects of this class of security that result in the coupon being fixed for a period of time or the change in the coupon being limited. We will seek to maintain a certain level of whole-pool agency-backed MBS, due to our view of the long-term attractiveness of the asset class and for purposes of our exemption under the 1940 Act.

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

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time or the market is experiencing significant volatility. If we cannot obtain funding from third parties on attractive terms or at all, our results of operations could be negatively impacted. For a discussion of other factors that could affect our liquidity, see “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

MBS Portfolio

As of December 31, 2013, the fair value of our MBS portfolio was $1.9 billion. The yield on our MBS for the year ended December 31, 2013 was 4.71%, including 10.75% on private-label MBS, with a corresponding cost of funds related to repurchase agreements of 0.45%. The yield on our MBS is calculated based upon the adjusted par value, which includes the effects of any other-than-temporary impairment charges recorded by us and an adjustment for any principal and interest for which collection is not probable. The yield on our MBS based on unadjusted par value was 4.65% for the year ended December 31, 2013.

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of December 31, 2013 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$961,360	$997,488
Freddie Mac	561,307	578,964
Available-for-sale
Agency-backed MBS
Fannie Mae	43	47
Private-label MBS
Senior securities	10,201	7,066
Re-REMIC securities	475,714	334,233
Other mortgage related assets	76,305	298
Total	$2,084,930	$1,918,096

Agency-Backed MBS

We acquire direct interests in residential MBS guaranteed as to principal and interest by Fannie Mae or Freddie Mac (referred to as agency-backed MBS). The market value of these securities, however, is not guaranteed by these companies. The following is a description of the agency-backed MBS we currently own and may acquire in the future:

•	Fannie Mae MBS. The Federal National Mortgage Association (Fannie Mae) is a privately-owned, government-sponsored corporation organized and existing under the Federal National Mortgage Association Charter Act. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to registered holders of Fannie Mae certificates that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae certificate) on the mortgage loans in the pool underlying the Fannie Mae certificate, whether or not received, and the full principal amount of any mortgage loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received by Fannie Mae.
•	Freddie Mac MBS. The Federal Home Loan Mortgage Corporation (Freddie Mac) is a privately-owned, government-sponsored enterprise created pursuant to Title III of the Emergency Home Finance Act of 1970. Freddie Mac’s principal activities currently consist of the purchase of mortgage loans or participation interests in mortgage loans and the resale of the loans and participations in the form of guaranteed MBS. Freddie Mac guarantees to holders of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder’s pro rata share of the unpaid principal balance of the underlying mortgage loans, but does not guarantee the timely payment of scheduled principal on the underlying mortgage loans.

Between 2007 and 2011, Fannie Mae and Freddie Mac reported substantial losses and a need for significant amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the overall credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these U.S. government-sponsored entities (GSEs) and the financial markets, generally. In July 2008, the U.S. government passed the Housing and Economic Recovery Act of 2008 (HERA), which established the Federal Housing Finance Agency (FHFA), with enhanced regulatory authority over, among other things, the business of Fannie Mae and Freddie Mac. In September 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and MBS. In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac. The FHFA, together with the U.S. Treasury and the U.S. Federal Reserve, has also undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. Despite these government actions to capitalize and provide financing to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. If Fannie Mae and Freddie Mac were unable to satisfy their obligations, distributions to holders of Fannie Mae and Freddie Mac certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of these certificates. For additional discussion of how the changes to the roles of Fannie Mae and Freddie Mac and related governmental actions may adversely affect our business, see “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S. credit rating to “AA+” by Standard & Poor’s during the quarter ended September 30, 2011 and Fitch Ratings Inc.’s announcement on October 15, 2013 that it had placed the U.S. credit rating on negative watch, that these securities would receive such a rating if they were ever rated by a rating agency. For a discussion of the risks relating to credit ratings, see “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

Private-Label MBS

We also acquire and hold non-agency, or private-label, MBS. Private-label MBS are MBS that are not issued or guaranteed by a U.S. government agency or a GSE, such as Fannie Mae or Freddie Mac. The private-label MBS in which we invest are generally backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. While agency-backed MBS are backed by the express obligation or guarantee of Fannie Mae or Freddie Mae as described above, private-label MBS are generally supported by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, overcollateralization and subordination. We may purchase private-label MBS without private credit enhancement. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated MBS to allocate losses on the underlying mortgage loans. Typically, one or more classes of senior MBS were created during the securitization process, which were generally initially rated in one of the two highest rating levels by one or more nationally recognized rating agencies. However, as of December 31, 2013, these MBS are generally rated below investment grade or unrated. The following is a description of the various private-label MBS we currently own or we may acquire in the future:

•	Residential Prime Senior MBS. Residential prime securities are MBS backed by prime residential mortgage loans. We believe prime residential mortgage loans were generally high credit-quality loans, and generally had balances greater than conforming loan limits. Prime securities were typically backed by loans that had relatively high weighted average FICO scores (700 or higher), low weighted average loan-to-value ratios (75% or less), limited concentrations of investor properties, and a low percentage of loans with low FICO scores or high loan-to-value ratios at origination. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses, and therefore have the least credit risk in a securitization transaction. To further reduce credit risk, most, if not all, principal collected from the underlying asset pool is used to pay down the senior securities until certain performance tests are satisfied. If certain performance tests are satisfied, principal payments are allocated, generally on a pro rata basis, between the senior securities and the subordinated securities.
•	Residential Non-Prime Senior MBS. Residential non-prime securities are MBS backed by non-prime residential mortgage loans. Non-prime residential loans included Alt-A loans, which generally had higher credit quality than subprime and lower credit quality than prime loans. Alt-A loans originally represented loans with alternative documentation, but the definition has shifted over time to include loans with additional risk characteristics and a higher percentage of investor loans. In an Alt-A loan, the borrower’s income may not be verified, and in some cases, may not be disclosed on the loan application. Alt-A loans may also have expanded criteria that allow for higher debt-to-income ratios with higher accompanying loan-to-value ratios than would otherwise be permissible for prime loans. Residential non-prime senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses. Delinquencies are expected to be higher than the prime senior MBS; however, the levels of credit and structural support are also higher and, as a result, the non-prime senior MBS is expected to better withstand the higher levels of credit losses than subordinate securities of the same securitization. Credit support is the face amount of securities subordinate to the applicable security that protects the security from credit losses and is generally expressed as a percentage of the securitization’s underlying pool balance.
•	Residential Subordinate MBS. Subordinate securities are the interests in a securitization that are not senior interests. The most subordinate securities are those interests in a securitization that have the last right to cash flows and are first in line to absorb losses. Subordinate securities absorb the initial credit losses from a securitization structure, thus protecting the senior securities. Subordinate securities have a lower priority to receive principal and interest payments than the senior securities. Subordinate securities receive few, if any, principal payments until certain performance tests are satisfied. If certain performance tests are satisfied, principal payments are shared between the senior securities and the subordinated securities. Subordinate securities generally receive interest payments even if they do not receive principal payments. Residential subordinate securities can be backed by prime and non-prime residential loans.
•	Residential Re-REMIC Support MBS. A re-REMIC MBS is a re-securitization of MBS. Depending on the structure of the re-REMIC MBS, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC MBS issued in the re-securitization transaction in a variety of ways. For instance, when one or more prime residential senior securities are pooled and securitized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC support security, all principal payments from the underlying senior securities are directed to the re-REMIC senior security until its face value is zero. Thereafter, all principal payments are directed to the re-REMIC support security. Credit losses, if any, are first absorbed by the re-REMIC support security; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying senior securities by the subordinate securities within their respective securitization structures. Both the re-REMIC senior security and the re-REMIC support security generally receive interest while any face value is outstanding.

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

We currently use repurchase agreements to finance our investments in MBS. When we engage in a repurchase transaction, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 90 days, but may be up to one year. These transactions are accounted for as secured financings, and we present the investment securities and related funding on our consolidated balance sheet. We believe the current financial environment is primarily driven by the U.S. government’s policy of monetary easing although, as discussed later in this Annual Report on Form 10-K, this policy is gradually being reduced by the U.S. government. Funding for agency-backed MBS through repurchase agreements continues to remain available to us at rates we consider to be attractive from multiple counterparties, and we have observed increased availability for funding for private-label MBS through repurchase agreements.

Hedging and Interest Rate and Prepayment Risk Management Strategy

We follow an interest rate risk management program intended to protect our MBS portfolio against the effects of major interest rate changes. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. Generally, our interest rate risk management program is formulated with the intent to mitigate the potential adverse effects resulting from differences in the amount and timing of rate adjustment to our assets versus those affecting our corresponding liability. We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency-backed MBS primarily through the use of Eurodollar futures, interest rate swap futures and U.S. Treasury note futures. Our agency-backed MBS hedging strategy includes an element of reliance on coupon repricing of assets in addition to hedging our liability cost.

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

We seek to build a balance sheet and undertake an interest rate risk management program that we believe are likely to generate positive earnings and maintain an equity liquidation value sufficient to maintain operations given a variety of potential environments. Our interest rate risk management strategies also provide support for our leverage strategies. In determining our target leverage, we monitor, among other things, our “duration.” This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor duration and the related risks of fluctuations in the liquidation value of our equity, we model the impact of various economic scenarios on the market value of our MBS and other mortgage assets and liabilities. See the additional discussion of interest rate risk relative to our leveraged portfolio of MBS and other mortgage assets included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K. We believe that our interest rate risk management program will allow us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base during periods when we believe a trend of rapidly rising interest rates has been established, we may decide to enter into or increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. There is no assurance, however, that any of these strategies will be successful.

We seek to purchase fixed-rate agency-backed MBS that exhibit some form of prepayment protection. Prepayment protection can take many forms but includes (i) agency-backed MBS backed by mortgage loans that are originated in certain states or through the Home Affordable Modification Program or some other government program, or (ii) high loan-to-value ratio loans. These loans are believed to have less incentive to prepay and will result in lower overall prepayments in MBS backed by these types of loans. In 2012 and 2013, we purchased many of our agency-backed MBS backed by higher concentration of loans that fall within these categories. We cannot be assured that prepayments will not increase in the future if government refinance programs target a much broader borrower base. We believe that we maintain a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate us from interest rate changes and prepayment risks. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, we may be unable to hedge effectively our interest rate and prepayment risks.

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

Compliance, Legal, Risk Management and Internal Audit

In conducting our business, we are exposed to a range of risks including, without limitation:

•	Market risk. Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in market interest rates, equity prices, as well as market expectations concerning the underlying assets.
•	Interest rate risk. Interest rate risk is the risk of loss resulting from changes in interest rates and the resulting changes in our cash flows, including prepayments. Another component of interest rate risk is the risk to our earnings or capital resulting from adverse changes in the values of assets due to a change in the level of market interest rates, as well as market expectations concerning the underlying assets.
•	Prepayment risk. Prepayment risk is the risk related to the early unscheduled payment of principal on our MBS portfolio. The effective yield over the remaining life of a security cannot be known for certain as the actual cash flow is not known. With the early payment of principal, we will not earn future interest income on that portion of the principal; therefore, decreasing the yield we had expected to earn at the time of purchase.
•	Credit risk. Credit risk is the risk of loss due to a borrower’s or institutional counterparty’s unwillingness or inability to pay its obligations.
•	Operations risk. Operations risk is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unforeseen catastrophes.
•	Liquidity risk. Liquidity risk is the risk that we may be unable to meet our obligations as they come due because of our inability to liquidate assets or obtain funding. Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds.
•	Regulatory risk. Regulatory risk is the risk of loss, including fines, penalties or restrictions in our activities from failing to comply with current or future federal, state or local laws (including federal and state securities laws), and rules and regulations pertaining to financial services activities, including the loss of our exclusion from regulation as an investment company under the 1940 Act.
•	Legal risk. Legal risk is the risk of loss, disruption or other negative effect on our operations or condition that arises from unenforceable contracts, lawsuits, adverse judgments, or adverse governmental or regulatory actions or proceedings, or the threat thereof.
•	Reputational risk. Reputational risk is the risk that negative publicity regarding our business, whether true or not, will reduce our revenues or result in costly litigation.
•	Equity ownership risk. Equity ownership risk arises from making equity investments that create an ownership interest in portfolio companies, and is a combination of credit, market, operational, liquidity, compliance and reputation risks.

For a detailed discussion of the material risks facing our company, see “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

We are responsible for our compliance procedures with regard to the legal and regulatory requirements of our Company and our operating businesses and for our procedures with regard to our exposure to market, interest rate, prepayment, credit, operations, liquidity, regulatory, legal, reputational and equity ownership risk. In addition, our internal audit personnel (staffed through an external third-party service firm) test and audit for compliance by our personnel with our policies and procedures. Our outside legal counsel also provides legal service to our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to, and meet regularly with, our executive management and with the Audit Committee of our Board of Directors to ensure their independence in performing these functions. Pursuant to its charter, the Audit Committee has oversight of the staffing, qualifications and performance of our internal audit function. In addition to our internal compliance and risk management personnel, we outsource certain functions to outside consultants and attorneys for their expertise.

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

Although we believe that our risk management program and our internal controls are appropriately designed to address the risks to which we are exposed, we cannot provide assurance that our risk management program or our internal controls will prevent or reduce such risks. For additional discussion of our strategy for managing interest rate risk, prepayment risk and credit risk, see “— Hedging and Interest Rate and Prepayment Risk Management Strategy” and “— Credit Risk Management” above.

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

Competition

Our success depends, in large part, on our ability to acquire MBS at favorable spreads over our borrowing costs. In acquiring these assets, we compete with mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, mortgage real estate investment trusts (REITs), investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous entities with similar asset acquisition objectives and others may be organized in the future. The effect of the existence of additional entities may be to increase competition for the available supply of agency-backed MBS, including collateralized mortgage obligations (CMOs), private-label MBS and other mortgage-related assets suitable for purchase by us. Moreover, our success depends on our ability to acquire MBS issued by Fannie Mae or Freddie Mac, and we cannot predict what role Fannie Mae and Freddie Mac will play in the future housing market. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency security and could have broad adverse market implications and significant implications for our own business. In addition, competition is also intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals. For a further discussion of the competitive factors affecting our business, see “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

Our Tax Status

We are subject to corporate income tax on our taxable income that are not offset by our NOL and NCL carry-forwards. Even though we are able to use NOL and NCL carry-forwards against our taxable income, we still have some tax liability that is attributable to federal alternative minimum tax and state and local taxes. At December 31, 2013, we had $183.1 million of NOL carry-forwards and $50.8 million of NCL carry-forwards. On December 31, 2013, $139.7 million of our NCL carry-forwards expired. Our NCL carry-forwards are available to offset taxable capital gains through 2014, and our NOL carry-forwards will begin to expire in 2027 (see Note 6 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data”).

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

Employees

As of December 31, 2013, we had 11 employees. Our employees are not subject to any collective bargaining agreement, and we believe that we have good relations with our employees.

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

Risks Related to our Principal Investing Activities

The U.S. Federal Reserve’s recent announcement that it would reduce its monthly purchases pursuant to QE3 could impact the market for and value of the Agency-backed MBS in which we invest as well as our net asset value and net interest margin.

On September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing, or QE3, which is an open-ended program designed to expand the U.S. Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of agency-backed MBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. In December 2012, the U.S. Federal Reserve announced that it would begin buying $45 billion of long-term U.S. Treasury bonds each month. On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of agency-backed MBS by $5 billion per month and reduce its purchases of U.S. Treasury bonds by $5 billion per month beginning in January 2014.

On January 29, 2014, the U.S. Federal Reserve announced that it would further reduce its purchases of agency-backed MBS by an additional $5 billion per month and further reduce its purchase of U.S. Treasury bonds by an additional $5 billion per month beginning in February 2014. These reductions, collectively, are commonly referred to as “tapering.”

The immediate effect of the announcement of QE3 was an increase in agency-backed MBS prices. Since the initial price spike, prices for all securities have receded below the price levels that existed before the announcement of QE3. It is unclear what effect, if any, the incremental reduction in the rate of the U.S. Federal Reserve’s monthly purchases will have on the value of the agency-backed MBS in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our net asset value and net interest margin could be negatively affected.

The failure of U.S. lawmakers to reach an agreement on the national debt ceiling may materially adversely affect our business, financial condition and results of operations.

On October 16, 2013, Congress passed legislation that effectively suspended the debt ceiling through February 7, 2014 to permit broader negotiations over budget issues and the debt ceiling. In the event U.S. lawmakers fail to reach an agreement on the national debt ceiling, the U.S. could default on its obligations, which could negatively impact the trading market for U.S. government securities. This may, in turn, negatively affect the value of our agency-backed MBS and our ability to obtain financing for our investments. As a result, it may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ for the first time due to the U.S. Congress’ inability to reach an effective agreement on the national debt ceiling and a budget in a timely manner. Because Fannie Mae and Freddie Mac are in the conservatorship of the U.S. Government, the implicit credit rating of agency-backed MBS guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae were also downgraded to AA+. This downgrade increased the uncertainty regarding the credit risk of agency-backed MBS. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of the credit-rating agencies further downgrading the U.S. credit rating. On October 15, 2013, Fitch Ratings Service placed the U.S. credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. Treasury Securities would impact its decision whether to downgrade the U.S. credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings.

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

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank’s liquidity measurement.

U.S. regulators have elected to implement substantially all of the Basel III standards. Financial institutions will have until 2019 to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

Shortly after approving the Basel III standards, U.S. regulators also issued a notice of proposed rule-making calling for enhanced supplementary leverage ratio standards, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. The enhanced standards are currently subject to public comment, and there can be no assurance that they will be adopted or, if adopted, that they will resemble the current proposal. Adoption and implementation of the Basel III standards and the supplemental regulatory standards proposed by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

Since mid-2007, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that may adversely affect the performance and market value of the MBS we acquire. Securities backed by residential mortgage loans originated in 2006 and 2007 have experienced a higher and earlier than expected rate of delinquencies. Additionally, MBS issued in other periods may not be performing as expected. Many MBS have been downgraded by the rating agencies in recent years and the rating agencies may in the future downgrade MBS. As a result, the market for these securities may be adversely affected for a significant period of time.

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

The agency-backed MBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities. The interest and principal payments we receive on the agency-backed MBS that we acquire are guaranteed by Fannie Mae or Freddie Mac. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the U.S. government.

Between 2007 and 2011, Fannie Mae and Freddie Mac reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the credit market disruption several years ago, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these GSEs and the financial markets generally. The Housing and Economic Recovery Act was signed into law on July 30, 2008, and it established the FHFA. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac in an effort to stabilize the entities. The FHFA, together with the U.S. Treasury and the U.S. Federal Reserve, has also undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and agency-backed MBS issued or guaranteed by Fannie Mae or Freddie Mac although the rate of purchases has recently been reduced via tapering.

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

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC) formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (Corker-Warner Bill) into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

As currently drafted, the Corker-Warner Bill has three key provisions:

•	the establishment of the Federal Mortgage Insurance Corporation (the FMIC);
•	the creation of a Mortgage Insurance Fund (the Fund); and
•	the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation (FDIC) in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer would serve to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to bring in credit investors to bear the risk of default while providing liquidity, transparency and access to mortgage credit for the housing finance system.

The Federal Housing Finance Authority (FHFA) would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. In particular, the Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA.

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

On November 25, 2013, the FHFA issued a progress report with regards to the goals set forth in the FHFA White Paper and the Strategic Plan for Enterprise Conservatorships. The report stated that significant progress had been made on the development and testing of a common securitization platform for Fannie Mae and Freddie Mac and that both entities had contracted the less liquid portions of their portfolios. Despite this progress, the report conceded that significant impediments to the full realization of the FHFA’s stated goals remain. If such goals are achieved, it is unclear what the effects might be.

There is no way to know if either proposal will become law or should one of the proposals become law if and how the enacted law will differ from the current draft of the bill. It is unclear how this proposal would impact housing finance, and what impact, if any, it would have on companies that invest in MBS. Legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or the amount of agency-backed MBS for which they provide guarantees. The passage of any additional new legislation affecting

Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency-backed MBS. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we may not be able to acquire agency-backed MBS from these companies, which could drastically reduce the amount and type of agency-backed MBS available for investment, thereby increasing the price of these assets. Additionally, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from agency-backed MBS, thereby tightening the spread between the interest we earn on our portfolio and our financing costs. The effects of the current reduction of this support from the U.S. Treasury (tapering) are not yet known. Additionally, the U.S. government could elect to stop providing credit support of any kind to the mortgage market. If any of these events were to occur, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

To the extent that we invest in agency-backed MBS that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these GSEs may not be fully able to satisfy their guarantee obligations or that these guarantee obligations may be repudiated, which would adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

All the agency-backed MBS in which we invest depend on a steady stream of payments on the mortgages underlying the MBS. The interest and principal payments we receive on the agency-backed MBS that we acquire are guaranteed by Fannie Mae or Freddie Mac, but are not guaranteed by the U.S. government. To the extent these GSEs are not able to fully satisfy their guarantee obligations or that these guarantee obligations are repudiated or otherwise defaulted upon, the value of our investment portfolio and our ability to sell or finance these securities would be adversely affected.

Market conditions and actions by governmental authorities may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS. Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. The Homeowner Affordability and Stability Plan (HASP) announced by the U.S. Treasury in February 2009, the expansion of the Home Affordable Refinance Program (HARP) announced by the Federal Housing Finance Agency in October 2011, and the U.S. Federal Reserve’s plan to purchase long-term U.S. Treasury bonds and MBS, or “QE3” have caused, and could continue to cause, an increase in prepayment rates. However, in recent months the U.S. Federal Reserve has announced plans to reduce the rate of its purchases via “tapering.” If the dislocations in the residential mortgage market, recent or future government actions or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected. If we are unable to accurately forecast interest and prepayment rates, our financial position and results of operations could be materially adversely affected.

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

On January 4, 2012, the U.S. Federal Reserve issued a white paper outlining additional ideas with regard to refinancings and loan modifications. It is likely that loan modifications would result in increased prepayments on agency-backed MBS. See “Risks to our Business — An increase in prepayment rates could negatively affect the value of our MBS purchased at a premium, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders” for information relating to the impact of prepayments on our business. These initiatives, any loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, our MBS.

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

As our repurchase agreements and other short-term borrowing instruments mature, we must either enter into new repurchase agreements or sell a portion of our mortgage-related assets or other investment securities at times when we might not otherwise choose to do so. Lenders may seek to use a new maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. Moreover, current conditions in the credit markets may make it impracticable to enter into new repurchase agreements or other short-term facilities. See “Risks Related to our Business — In general, changes in market conditions could further adversely and materially affect our business and the value of our capital stock could be negatively impacted.”

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

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans. Homeowners tend to prepay mortgage loans more quickly when interest rates decline. Furthermore, HASP, the U.S. Federal Reserve’s mortgage purchases of long-term U.S. Treasury bonds and MBS although the rate of such purchases is being reduced via tapering, and the expansion of HARP have caused, and could continue to cause, an increase in prepayment rates. When interest rates decline, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage-based securities portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our shareholders. Fannie Mae or

Freddie Mac guarantees of principal and interest related to the agency-backed MBS we own do not protect us against prepayment risks. Prepayments are generally reflected as a reduction of premium, which means that prepayments may result in recognition of loss in investment value for us.

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

We may change our investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investments or hedges that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. A change in our asset allocation could result in us making investments in instrument categories different from those described in this Annual Report on Form 10-K. Our Board of Directors oversees our operational policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approves transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our Class A common stock and our ability to make distributions to our shareholders. Investing in assets other than MBS or pursuing business activities other than investing in MBS may not be successful and could adversely affect our results of operations and the market value of our Class A common stock.

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

Risks Related to our Business and Structure

The voting power of our principal shareholders and other executive officers, directors and nominees may result in corporate action with which you do not agree and may discourage third party acquisitions of our company and prevent our shareholders from receiving any premium above market price for their shares.

Eric F. Billings has significant influence over our operations through his ownership of our common stock, which, as of January 31, 2014, represents approximately 7.4% of the total voting power of our common stock. In addition, Mr. Billings serves as Chairman of our Board of Directors and as our Chief Executive Officer. As of January 31, 2014, Mr. Billings and all of our other executive officers, directors and nominees, as a group, control approximately 9.1% of our total voting power. The extent of the influence that Mr. Billings and our other officers, directors and nominees have over us may have the effect of discouraging offers to acquire control of our company and may preclude holders of our common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of our company without the approval of Mr. Billings. Mr. Billings could have interests that are different than those of our other investors and could take or influence actions with which our other investors disagree.

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

As described under “Item 3 — Legal Proceedings” in this Annual Report on Form 10-K, we may in the future become subject to litigation. Such litigation may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot predict the ultimate outcome of any litigation, and cannot estimate the likelihood or potential dollar amount of any adverse results. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments, if any, may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations or financial condition. In the event of an adverse judgment in any action or proceeding, we may be required to pay damages or penalties, or other remedies may be imposed upon us, which could have a material adverse impact upon our financial position, results of operations and cash flows and could also cause us significant reputational harm, which in turn could seriously harm our business and prospects.

Indemnification obligations to certain of our current and former directors and officers may increase the costs to us of legal proceedings involving our company.

Our charter contains a provision that limits the liability of our directors and officers to us and our shareholders for money damages, except for liability resulting from willful misconduct or a knowing violation of the criminal law or any federal or state securities law. Our charter also requires us to indemnify our directors and officers in connection with any liability incurred by them in connection with any action or proceeding (including any action by us or in our right) to which they are or may be made a party by reason of their service in those or other capacities if the conduct in question was in our best interests and the person was acting on our behalf or performing services for us, unless the person engaged in willful misconduct or a knowing violation of the criminal law. The Virginia Stock Corporation Act requires a Virginia corporation (unless its charter provides otherwise, which our charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he is made a party by reason of his service in that capacity.

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

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps or other derivatives may be considered a “commodity pool,” which would cause its operators (in some cases the fund’s directors) to be regulated as “commodity pool operators,” or CPOs. Under rules adopted by the U.S. Commodity Futures Trading Commission (CFTC) for which the compliance date generally was December 31, 2012 as to those funds that become commodity pools solely because of their use of swaps, CPOs must by then have filed an application for registration with the National Futures Association (NFA) and have commenced and sustained good faith efforts to comply with the Commodity Exchange Act and CFTC’s regulations with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct applicable for their activities as CPOs as if the CPOs were in fact registered in such capacity (which also requires compliance with applicable NFA rules). However, the CFTC’s Division of Swap Dealer and Intermediary Oversight issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent (5%) of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions which are not qualifying hedging transactions to less than five percent (5%) of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

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

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the CFTC staff does not provide the no action letter relief we requested or asserts that we are not entitled to the mortgage REIT no-action letter relief claimed or if CFTC otherwise determines that CPO registration and compliance is required of us, we may be obligated to furnish additional disclosures and reports, among other things. Further, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC’s rules thereunder, including the mortgage REIT no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

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

We currently do not have employment agreements with most of our senior officers and other key professionals. We cannot guarantee that we will continue to have access to members of our senior management team or other key professionals. The loss of any members of our senior management and other key professionals could materially and adversely affect our operating results.

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

If we issue additional debt securities or other equity securities that rank senior to our common stock for the purposes of dividing and liquidating distributions, our operations may be restricted and we will be exposed to additional risk and the market price of our Class A common stock could be adversely affected.

If we decide to issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable or other securities registered pursuant to our shelf registration statement that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock or shares of preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Class A common stock. We, and indirectly our shareholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock and our ability to pay distributions to our shareholders.

Future decreases in the Company’s book value attributable to deferred tax assets may reduce the market price of our shares.

As disclosed elsewhere throughout this Annual Report on Form 10-K, our book value per share of $33.10 as of December 31, 2013 reflects $9.95 per share related to the deferred tax assets on our balance sheet. As we benefit from the utilization of the deferred tax assets or these deferred tax assets expire without being utilized in future periods, our corresponding book value attributable to the deferred tax assets utilized will be reduced by the same amount and the reported GAAP net income will also be reduced for the corresponding income tax effect, which could negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

Tax Risks of our Business and Structure

Our ability to use NOL carry-forwards and NCL carry-forwards to reduce our taxable income may be limited.

We revoked our status as a REIT effective as of January 1, 2009, in part to maximize the use of potential tax benefits flowing from our existing NOLs and NCLs. We believe that the NOL is realizable within the 20 years carry-forward period. We believe that a portion of the NCL is realizable and to the extent that is not, a valuation allowance has been recorded. Although we believe that a significant portion of our NOLs will be utilized to offset the taxable income, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

In addition, our NOL and NCL carry-forwards may be limited by Sections 382 and 383 of the Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for February 2014 is 3.56%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carry-forwards for the remainder of the carry-forward period and such losses can be used to offset taxable income for years within the carry-forward period subject to the Section 382 limitation in each year. However, if the carry-forward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carry-forward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carry-forward period for NCLs is five years from the year in which the losses giving rise to the NCLs were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209.

We sublease office space to Billings Capital Management, LLC (BCM) which is an investment management company owned and operated by Eric F. Billings, our Chairman and Chief Executive Officer, and

his sons. The lease term is month-to-month, based on pro-rata share of the space occupied by BCM. The lease payments to us totaled $44 thousand for the year ended December 31, 2013.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time involved in civil lawsuits, legal proceedings and arbitration matters relating to our business that we consider to be in the ordinary course. There can be no assurance that these matters individually or in aggregate will not have a material adverse effect on our financial condition or results of operations in a future period. We are also subject to the risk of litigation, including litigation that may be without merit. As we intend to actively defend such litigation, significant legal expenses could be incurred. An adverse resolution of any future litigation against us could materially affect our financial condition, results of operations and liquidity. Furthermore, we operate in highly-regulated markets that currently are under intense regulatory scrutiny, and we have received, and we expect in the future that we may receive, inquiries and requests for documents and information from various federal, state and foreign regulators. In addition, one or more of our subsidiaries have received requests to repurchase loans from various parties in connection with the former securitization business conducted by a subsidiary. We believe that the continued scrutiny of MBS, structured financed and derivative market participants increases the risk of additional inquiries and requests from regulatory or enforcement agencies and other parties. We cannot provide any assurance that these inquiries and requests will not result in further investigation of or the initiation of a proceeding against us or that, if any such investigation or proceeding were to arise, it would not materially adversely affect our Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NYSE under the symbol “AI.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2013 and 2012.

	Price Range of Class A Common Stock
	High	Low
Year Ended December 31, 2013
Fourth Quarter	$27.58	$22.79
Third Quarter	27.28	22.50
Second Quarter	29.65	24.92
First Quarter	26.97	21.24
Year Ended December 31, 2012
Fourth Quarter	24.21	17.84
Third Quarter	25.49	21.59
Second Quarter	23.93	20.85
First Quarter	25.19	20.24

On January 31, 2014, there were approximately 250 record holders of our Class A common stock. There is no established public trading market for our Class B common stock, and on January 31, 2014, there were approximately 17 record holders of our Class B common stock. If declared, Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

The Board of Directors approved and we declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

Purchases of Equity Securities by the Issuer

During the three and twelve months ended December 31, 2013, we did not repurchase any shares of our Class A common stock.

Stock Comparison Graph

The following graph compares the change in the cumulative total shareholder return for our Class A common stock from December 31, 2008 to December 31, 2013 as calculated by Securities Industry Analytics, LLC, with the comparable cumulative return of two indices: the Standard & Poor’s (S&P) 500 Stock Index and our Peer Group Index. Our Peer Group Index is consistent with the peer group approved by the Compensation Committee of our Board of Directors based on the size of market capitalization and/or lines of business.

Our Class A common stock trades on the NYSE. The graph assumes $100 invested on December 31, 2008 in our Class A common stock and $100 invested at the same time in each of the above-mentioned indexes. The comparison assumes that all dividends are reinvested.

Comparison of 5-Year Cumulative Total Return Among Arlington Asset Investment Corp.,
the Peer Group Index, and the S&P 500 Index

	AAIC Prices(1)	AAIC Indexed	Peer Group(2)	S&P 500 Indexed
December 31, 2008	$3.40	$100.00	$100.00	$100.00
December 31, 2009	15.23	447.94	107.63	126.38
December 31, 2010	23.99	748.85	182.77	145.38
December 31, 2011	21.33	747.53	158.27	148.47
December 31, 2012	20.77	882.94	248.53	172.14
December 31, 2013	26.39	1,242.59	324.65	227.79

(1)	Closing price of our Class A common stock on the NYSE on the last trading day of each year as shown adjusted for the impact of 1-for-20 reverse stock split effective on October 6, 2009.
(2)	Our Peer Group Index includes the following companies: American Capital, Ltd., Arbor Realty Trust, Inc., Blackstone Mortgage Trust (acquired Capital Trust, Inc.), Dynex Capital, Inc., Hercules Technology Growth Capital, Inc., Kohlberg Capital Corporation, Main Street Capital Corporation, MCG Capital Corporation, NewStar Financial, Inc., NorthStar Realty Finance Corp., RAIT Financial Trust, Redwood Trust, Inc., and Resource America, Inc. Capital Trust, Inc. was removed from the peer group index and replaced by Blackstone Mortgage Trust because Capital Trust, Inc. was acquired by Blackstone Mortgage Trust during 2013. FirstCity Financial Corporation was removed from the peer group index as it was acquired by Hotspurs Holdings LLC.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012(4)	2011	2010	2009
Consolidated Statements of Operations
Interest income
Interest on MBS	$87,016	$64,153	$52,380	$39,566	$13,940
Dividends	—	—	—	—	112
Other interest income	3	1	165	1	27
Total interest income	87,019	64,154	52,545	39,567	14,079
Interest expense
Interest on short-term debt	6,899	4,475	2,043	593	495
Interest on long-term debt	1,630	490	465	562	3,150
Total interest expense	8,529	4,965	2,508	1,155	3,645
Net interest income	78,490	59,189	50,037	38,412	10,434
Other (loss) income, net
Investment (loss) gain, net	(47,745)	(10,723)	(19,166)	3,328	3,926
Other loss, net	(15)	(15)	(14)	(14)	(151)
Gain on extinguishment of long-term debt	—	—	—	—	160,435
Total other (loss) income, net	(47,760)	(10,738)	(19,180)	3,314	164,210
Income from continuing operations before other expenses	30,730	48,451	30,857	41,726	174,644
Other expenses
Compensation and benefits	11,195	10,339	10,065	10,660	14,366
Professional services	2,561	4,118	1,833	1,263	7,053
Business development	145	136	121	97	6,577
Occupancy and equipment	427	467	374	388	538
Communications	191	202	197	204	246
Other operating expenses	2,072	2,184	1,599	2,022	5,709
Total other expenses	16,591	17,446	14,189	14,634	34,489
Income from continuing operations before income taxes	14,139	31,005	16,668	27,092	140,155
Income tax (benefit) provision	(35,322)	(152,937)	1,495	506	9,522
Net income from continuing operations, net of taxes	49,461	183,942	15,173	26,586	130,633
Loss from discontinued operations, net of taxes	—	—	—	—	(25,547)
Net income	49,461	183,942	15,173	26,586	105,086
Net loss attributable to noncontrolling interest	—	—	—	—	(11,459)
Net income attributable to Arlington Asset Investment Corp. shareholders	$49,461	$183,942	$15,173	$26,586	$116,545

	December 31,
	2013	2012(4)	2011	2010	2009
Consolidated Balance Sheet Data
Assets
Cash and cash equivalents	$48,628	$35,837	$20,018	$12,412	$10,123
Receivables
Interest	5,173	4,869	2,366	2,345	2,011
Sold securities receivable	—	26,773	41,321	—	—
Other	212	644	11	219	20
Investments
Mortgage-backed securities, at fair value
Available-for-sale	341,346	199,156	179,566	252,909	295,600
Trading	1,576,452	1,556,440	636,872	174,055	—
Other investments	2,065	2,347	2,946	8,287	2,580
Derivative assets, at fair value	8,424	—	504	—	—
Deferred tax assets, net	165,851	154,418	—	—	—
Deposits	45,504	85,652	71,079	4,748	2,589
Prepaid expenses and other assets	1,311	159	377	358	726
Total assets	$2,194,966	$2,066,295	$955,060	$455,333	$313,649
Liabilities
Repurchase agreements	$1,547,630	$1,497,191	$647,977	$190,220	$126,830
Interest payable	774	582	504	187	124
Accrued compensation and benefits	5,584	1,542	6,177	7,201	5,921
Dividend payable	14,630	—	6,785	4,655	—
Derivative liabilities, at fair value	33,129	76,850	63,024	2,398	—
Purchased securities payable	—	—	15,820	2,555	—
Accounts payable, accrued expenses and other liabilities	1,391	17,837	16,401	16,373	13,904
Long-term debt	40,000	15,000	15,000	15,000	16,857
Total liabilities	1,643,138	1,609,002	771,688	238,589	163,636
Equity
Common stock and additional paid-in capital	1,727,564	1,638,193	1,508,790	1,506,048	1,507,474
Accumulated other comprehensive income, net of taxes	53,190	39,006	38,367	63,495	7,015
Accumulated deficit	(1,228,926)	(1,219,906)	(1,363,785)	(1,352,799)	(1,364,476)
Total equity	551,828	457,293	183,372	216,744	150,013
Total liabilities and equity	$2,194,966	$2,066,295	$955,060	$455,333	$313,649
Statistical Data
Basic earnings per share(3)	$3.09	$18.02	$1.97	$3.44	$15.19
Diluted earnings per share(3)	$3.06	$17.96	$1.96	$3.38	$14.89
Book value per share(1)(3)	$33.10	$34.65	$23.67	$28.46	$19.54 (2)
Total employees(1)	11	11	10	10	10
Return on average assets	2%	13%	2%	7%	25%
Return on average equity	10%	74%	7%	15%	65%
Dividend payout ratio	113%	20%	172%	55%	—
Average Equity to assets ratio	24%	18%	24%	46%	38%
Basic weighted average shares outstanding (in thousands)(3)	15,990	10,205	7,720	7,734	7,675
Diluted weighted average shares outstanding (in thousands)(3)	16,189	10,242	7,741	7,873	7,825
Cash dividends per common share(3)	$3.50	$3.50	$3.375	$1.90	$—

(1)	As of end of the period reported.
(2)	Excludes employee stock and purchase loan receivable shares of 80 shares pledged as collateral as of December 31, 2009.
(3)	Reflects the impact of 1-for-20 reverse stock split effective on October 6, 2009.
(4)	Reflects revisions to correct an immaterial error in the tax rate applied to calculate our deferred tax assets. See Note 10, “Revisions to Previously Reported Financial Statements,” of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-K.
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arlington Asset Investment Corp. is a principal investment firm that currently acquires and holds primarily mortgage-related assets and holds certain other assets. We acquire residential mortgage-backed securities (MBS), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (agency-backed MBS). We also acquire MBS issued by private organizations (private-label MBS), subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act). In the future, we may acquire and hold other types of assets, including commercial MBS, asset backed securities, other structured securities, commercial mortgage loans, commercial loans, residential mortgage loans, and other real estate-related loans and securities. In addition, we also may pursue other business activities that will utilize our experience in analyzing investment opportunities and applying similar portfolio management skills.

When we use the terms “Arlington Asset,” “AAIC,” “we” “us” “our” and “the Company,” we mean Arlington Asset Investment Corp. and its consolidated subsidiaries. We are a Virginia corporation and taxed as a C corporation for federal income tax purposes. We operate in the United States.

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

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including but not limited to making it more difficult for us to analyze our investment portfolio, reducing the market value of our MBS portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been and will continue to evaluate the potential impact of recent government actions, including developments relating to various state and federal government actions affecting the market price of MBS, related derivative securities, and interest rates. For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A — Risk Factors.”

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

Current Market Conditions and Trends

In September 2012, the U.S. Federal Reserve announced a third round of quantitative easing, known as QE3, pursuant to which it would purchase additional agency-backed MBS at a pace of $40 billion per month until further notice. The U.S. Federal Reserve also announced that it would maintain its policy of reinvesting principal payments from its existing holdings of agency-backed MBS into new purchases of agency-backed MBS until the employment rate, among other economic indicators, showed signs of improvement. The U.S. Federal Reserve further stated that it would maintain the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously announced. The U.S. Federal Reserve provided further guidance to the market in December 2012 that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the U.S. Federal Reserve also announced that it would initially begin purchasing $45 billion of long-term U.S. Treasury bonds each month and noted that such amount may increase in the future.

The economic news for the fourth quarter of 2013 was dominated by speculation over when the U.S. Federal Reserve would announce the tapering of QE3. On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of agency-backed MBS by $5 billion per month and reduce its purchases of U.S. Treasury bonds by $5 billion per month beginning in January 2014. On January 29, 2014, the U.S. Federal Reserve announced that it would further reduce its purchases of agency-backed MBS by an additional $5 billion per month and further reduce its purchase of U.S. Treasury bonds by an additional $5 billion per month beginning in February 2014. These reductions, collectively, are commonly referred to as “tapering.”

Given the low inflation projections, the U.S. government’s monetary policy, including the timing of tapering asset purchases, will likely be dependent on actual growth in employment rather than inflation concerns. It’s important to note that over the past several years, actual employment growth has been consistently below the U.S. Federal Reserve’s projections. While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued low interest rate environment and actions by the U.S. Federal Reserve. We believe the general business environment will continue to be challenging in 2014 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, the overall market value of U.S. equities and liquidity in the financial system. Depending on recent market developments and movements, we may seek to re-align our strategy and our portfolio. We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and other types of assets and seek the highest risk-adjusted returns for our capital.

We believe the limited liquidity and volatility in the credit markets will continue while the markets seek to determine the right equilibrium levels for benchmark interest rates as the U.S. Federal Reserve stimulus leaves the market place.

Recent Government Activity

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC) formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013

(Corker-Warner Bill) into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

As currently drafted, the Corker-Warner Bill has three key provisions:

•	the establishment of the Federal Mortgage Insurance Corporation (the FMIC);
•	the creation of a Mortgage Insurance Fund (the Fund); and
•	the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation (FDIC) in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer would serve to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to bring in credit investors to bear the risk of default while providing liquidity, transparency and access to mortgage credit for the housing finance system.

The Federal Housing Finance Authority (FHFA) would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. In particular, the Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA.

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

On November 25, 2013, the FHFA issued a progress report with regards to the goals set forth in the FHFA White Paper and the Strategic Plan for Enterprise Conservatorships. The report stated that significant progress had been made on the development and testing of a common securitization platform for Fannie Mae and Freddie Mac and that both entities had contracted the less liquid portions of their portfolios. Despite this progress, the report conceded that significant impediments to the full realization of the FHFA’s stated goals remain. If such goals are achieved, it is unclear what the effects might be.

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

Executive Summary

Given the uncertainty around the U.S. Federal Reserve policies and reversal or tapering of QE3, coupled with uncertainly regarding the ability of U.S. lawmakers to reach an agreement on the national debt ceiling, the market in 2013 was characterized by increased market and interest rate volatility. As a result, we experienced increased fluctuations in our asset prices and hedge positions during the year ended December 31, 2013. Current economic indicators and trends in underlying credit and housing data suggests continued improvement in 2014. We will continue to review the allocation of our available capital to maximize return to our shareholders.

During the year ended December 31, 2013, we continued to raise additional capital through equity and debt offerings. On March 13, 2013, we completed a public offering of 3,450,000 shares of Class A common stock, including 450,000 shares of Class A common stock purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $25.50 per share, for net proceeds of $87.0 million after deducting underwriting discounts and commissions and expenses. On May 1, 2013, we completed a public offering of $25.0 million aggregate principal amount of 6.625% Senior Notes due 2023 (Senior Notes) and received net proceeds of approximately $24.0 million after payment of underwriting commissions and expenses. The Senior Notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at our option on or after May 1, 2016 at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on the Senior Notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year.

We believe that our MBS portfolio continued to perform well during the year ended December 31, 2013. The overall value of our agency-backed MBS portfolio increased, primarily as a result of increased acquisitions of agency-backed MBS with proceeds of the offerings invested on a leveraged basis, QE3, and the low interest rate environment, and the value of our private-label MBS portfolio held steady, primarily from an expected improvement in credit performance in general. As discussed above, unlike the prior quantitative easing programs, QE3 is more open-ended which we consider a significant change. This has affected MBS products by increasing the price of these bonds. However, these actions by the U.S. Federal Reserve have caused some concern that the effect of lower borrowing costs will increase the prepayments of the existing MBS population. This in turn, has caused MBS with prepayment protection attributes, such as most of our MBS positions, to increase in value. While we benefit from the increase in price, it may result in decreases in yields and net spread. Following its December 18, 2013 announcement that it would reduce its purchases of agency-backed MBS by $5 billion per month and reduce its purchases of U.S. Treasury bonds by $5 billion per month, the U.S. Federal Reserve on January 29, 2014, announced that it would further reduce its purchases of agency-backed MBS by an additional $5 billion per month and further reduce its purchase of U.S. Treasury bonds by an additional $5 billion per month. While we have not seen an immediate effect of these announcements on the value of our MBS portfolio, the longer term impact is not yet known. We will continue to monitor the market movements and impact on our MBS portfolio.

Continued expectations of stabilization and improvement in the housing market, increased liquidity and available leverage have stabilized prices for our private-label MBS, particularly among re-REMIC mezzanine securities. Our re-REMIC securities are predominantly held in the subordinate tranches. We will continue to closely monitor the performance of these securities.

Based on the improvements we have observed in the general economic indicators and trends in underlying credit and housing data, we have reallocated some of our available capital to the private-label MBS portfolio during the year. We continued to evaluate the opportunities across the MBS industry and seek the highest risk-adjusted returns for our capital, and to strengthen our position and to maximize return to our shareholders. We evaluated and prioritized the risk-adjusted return we expect to receive on every asset based upon a current cash yield perspective as well as from a total yield perspective that includes expected reflation, which is defined as an increase in value between the amortized cost basis and the par value of the security. Historically, based on market conditions, we believe our MBS assets have provided us with higher relative risk-adjusted rates of return than most other portfolio opportunities we have evaluated. We intend to continue to evaluate acquisition opportunities against the returns available in each of our asset alternatives and endeavor to allocate our assets and capital with an emphasis toward what we believe will generate the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments. We believe we have constructed an MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS and may re-allocate our portfolio at any time based on management’s view of the market. We also believe the strategy of maintaining our combined portfolio, agency-backed MBS and private-label MBS, allows us to mitigate risk exposures in a sometimes unexpected and volatile environment.

Effective December 31, 2013, we contributed 40 of our private-label MBS with $367.6 million in face value in a taxable contribution (Contribution) to Rosslyn REIT Trust. Rosslyn REIT Trust (formerly known as FBR REIT Asset Trust) was formed on December 27, 2007 as a Maryland real estate investment trust and will elect to be taxed as a REIT for U.S. federal income tax purposes effective January 1, 2014. We own all the common shares of Rosslyn REIT Trust and all of the preferred shares are owned by outside investors. The Contribution resulted in taxable capital gains of $68.0 million. We utilized NCL carry-forwards to offset the capital gain recognized on the Contribution for tax purposes.

As of December 31, 2013, we had net deferred tax assets of $165.9 million, net of $15.9 million in valuation allowance on our deferred tax assets attributable to NCLs that are expected to expire in 2014. Our evaluation of the reasonableness of our valuation allowance on deferred tax assets is an on-going process. The evaluation includes an assessment of both the positive and negative evidences such as historical results of operations and future projections, the size of the MBS portfolio, net yield and comparison of management’s forecasts to actual results. For the year ended December 31, 2013, we determined that the positive evidences described below out-weighed the negative evidences and that it is more-likely-than-not that the deferred tax assets will be realized based on our forecast of future net income, which provides support for not recording the valuation allowance on certain deferred tax assets resulted from NOLs and other temporary items. We have generated taxable income of $31.0 million, $45.6 million, and $47.2 million during the years ended December 31, 2011, 2012, and 2013, respectively, demonstrating a positive and consistent earnings trend over the three year period ended December 31, 2013. We cannot assure you, however, that these deferred tax assets will in fact be realized. See “Item 1A — Risk Factors — Future decreases in the Company’s book value attributable to deferred tax assets may reduce the market price of our shares.” in this Annual Report on Form 10-K.

Our book value per share of $33.10 as of December 31, 2013 reflects $9.95 per share related to the deferred tax assets on our balance sheet. As we benefit from the utilization of the deferred tax assets in future periods or those deferred tax assets expire without being utilized, the corresponding book value attributable to the deferred tax assets utilized will be reduced by the same amount and the reported GAAP net income will also be reduced for the corresponding income tax effect.

As we previously disclosed, we are subject to examination by the U.S. Internal Revenue Service (IRS), and other taxing jurisdictions. In March 2013, an IRS examination of the tax years 2009 and 2010 was completed without any adjustment. With the completion of the IRS examination and the expiration of the statute of limitation on the 2009 state tax return, we reversed $12.8 million of unrecognized tax benefits related to an uncertain tax position and $3.4 million of related accrued interest during the year ended December 31, 2013.

During the preparation of the 2013 consolidated financial statements, we concluded that the federal tax rate used to calculate deferred tax assets as of December 31, 2012 was incorrect and should have been lower than the statutory rate given the effects of recognizing a U.S. federal deferred income tax liability associated with state deferred tax assets. Although the impact of this change was not material to the consolidated financial statements as of and for the year ended December 31, 2012, we revised our previously reported consolidated financial statements and disclosures as of and for the year ended December 31, 2012. See Note 10, “Revisions to Previously Reported Financial Statements,” of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-K.

For the year ended December 31, 2013, we had net income of $49.5 million, or $3.06 per share (diluted), compared to $183.9 million, or $17.96 per share (diluted), for the year ended December 31, 2012. As of December 31, 2013, our book value per share was $33.10. In addition to the release of $91.2 million and $162.5 million, respectively, of valuation allowance on certain deferred tax assets that was included in net income during the years ended December 31, 2013 and 2012, our net income includes net interest income of

$78.5 million for the year ended December 31, 2013 compared to net interest income of $59.2 million for the year ended December 31, 2012. Our other expenses decreased to $16.6 million during the year ended December 31, 2013 compared to $17.4 million for the year ended December 31, 2012.

The following is a summary of our net income for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Net interest income	$78,490	$59,189	$50,037
Other loss, net	(47,760)	(10,738)	(19,180)
Other expenses	16,591	17,446	14,189
Income before income taxes	14,139	31,005	16,668
Income tax (benefit) provision	(35,322)	(152,937)	1,495
Net income	$49,461	$183,942	$15,173

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the years ended December 31, 2013 and 2012. Our non-GAAP core operating income for the years ended December 31, 2013 and 2012 was $67.2 million and $50.3 million, respectively. In determining core operating income, we excluded certain legacy litigation expenses and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for contractual interest and principal repayments in excess of proportionate invested capital, (3) unrealized mark-to-market adjustments on the trading MBS and hedge instruments, (4) other-than-temporary impairment charges recognized, (5) non-cash income tax provisions, and (6) benefit from the reversal of previously accrued federal and state tax liability and accrued interest related to uncertain tax positions. This non-GAAP measurement is used by management to analyze and assess the operating results and dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our forward earnings capacity and trends. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013	2012
GAAP net income	$49,461	$183,942
Adjustments
Legacy litigation expenses(1)	1,061	2,627
Stock compensation	2,546	998
Non-cash interest income related to purchase discount accretion(2)	(4,743)	(5,644)
Net unrealized mark-to-market loss on trading MBS and hedge instruments	53,812	7,352
Other-than-temporary impairment charges	1,354	15,708
Release of valuation allowance on deferred tax assets and non-cash income tax provisions and benefit, net	(20,051)	(154,635)
Benefit from the reversal of tax liability and accrued interest related to uncertain tax position	(16,212)	—
Non-GAAP core operating income	$67,228	$50,348

(1)	Legacy litigation expenses relate to legal matters pertaining to events related to business activities the Company completed or exited in or prior to 2009 — primarily debt extinguishment, sub-prime mortgage origination and securitization and broker/dealer operations.
(2)	Non-cash interest income related to purchase discount accretion represents interest income recognized in excess of cash receipts related to contractual interest income and principal repayments in excess of proportionate invested capital.

As of December 31, 2013, our agency-backed MBS consisted of $1.5 billion in face value with a cost basis of $1.6 billion and was fair valued at $1.6 billion. Our agency-backed MBS had a weighted-average coupon of 4.08% and a weighted-average cost of funding of 0.39% at December 31, 2013. During the year ended December 31, 2013, we received proceeds of $914.2 million from the sale of $861.1 million in face value of our agency-backed MBS, realizing $25.8 million in net losses, or realized net losses of $16.2 million from the acquisition price.

In the normal course of our operations, we utilize financial instruments to hedge economic risk. These instruments may include interest rate swaps, Eurodollar futures, swap futures, and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS. The 10-year swap futures are uniquely designed to replicate the over-the-counter swap economics and are valued based upon the difference between a series of semi-annual fixed interest payments and quarterly floating interest payments based on the 3-month U.S. Dollar LIBOR rate, over the term to maturity. While 10-year swap futures mature or roll on a quarterly basis, the change in value represents the impact of the change in the underlying interest indices during the term. As a result, the 10-year swap futures exhibit longer duration and are sensitive to changes in interest rates. Due to the shorter term maturity, the fluctuations in the value of these derivatives may be volatile and are included in GAAP income as unrealized gains or losses until such time as they are terminated or expire, whereupon they are included in GAAP income as realized gains or losses and Non-GAAP core operating income as gains or losses.

We have entered into Eurodollar futures to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through September 30, 2018 and have a lifetime weighted-average rate of 2.93%, as compared to a lifetime weighted-average market rate of 2.25% as of December 31, 2013. The value of these five-year hedge instruments is expected to fluctuate inversely relative to the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. The cost of these Eurodollar hedges will increase over their five-year term. The swap futures mature in March 2014 and have a weighted-average rate of 3.14%, as compared to a weighted-average market rate of 3.19% as of December 31, 2013.

As of December 31, 2013, our private-label MBS portfolio consisted of $485.9 million in face value with an amortized cost basis of $278.7 million and was fair valued at $341.3 million. The unamortized net discount on our private-label MBS portfolio was $207.2 million as of December 31, 2013. During the year ended December 31, 2013, we recognized net interest income of $25.5 million, representing a 10.3% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. During 2013, we received proceeds of $69.3 million from the sale of $102.1 million in face value of our private-label MBS, realizing $17.5 million in gains.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, we re-evaluate the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or last revised for each security. For those securities in an unrealized loss position, we recognized $1.3 million and $0.1 million in other-than-temporary impairment (OTTI) charges on our private-label MBS portfolio and on an investment in agency interest-only MBS, respectively, during 2013. The OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at discount due to credit deterioration since origination. As a result, the OTTI charges are greater than the difference between the carrying value and fair value. These OTTI charges do not represent additional credit deterioration but the change in timing of cash flow projection primarily due to higher than projected actual cash flows during the earlier periods. In addition, these OTTI charges do not affect non-GAAP core operating income or book value, but do reduce our net income and lower the accounting basis used to record future discount accretion.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of December 31, 2013 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$961,360	$997,488
Freddie Mac	561,307	578,964
Available-for-sale
Agency-backed MBS
Fannie Mae	43	47
Private-label MBS
Senior securities	10,201	7,066
Re-REMIC securities	475,714	334,233
Other mortgage related assets	76,305	298
Total	$2,084,930	$1,918,096

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

Results of Operations

Comparison of the years ended December 31, 2013 and 2012

We reported net income of $49.5 million for the year ended December 31, 2013 compared to $183.9 million for the year ended December 31, 2012. Net income included the following results for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2013	2012
Interest income	$87,019	$64,154
Interest expense	8,529	4,965
Net interest income	78,490	59,189
Other loss, net
Investment loss, net	(47,745)	(10,723)
Other loss	(15)	(15)
Total other loss, net	(47,760)	(10,738)
Other expenses	16,591	17,446
Income before income taxes	14,139	31,005
Income tax benefit	(35,322)	(152,937)
Net income	$49,461	$183,942

Net income decreased $134.4 million to $49.5 million for the year ended December 31, 2013 from $183.9 million for the year ended December 31, 2012. The decrease in net income is due to the following changes:

Net Interest Income

Net interest income increased $19.3 million (32.6%) to $78.5 million for the year ended December 31, 2013 from $59.2 million for the year ended December 31, 2012. The increase is primarily the result of fully deploying our investable capital generated from the capital raised from our public offerings in 2013 on a leveraged basis to our MBS portfolio. The components of income from our principal investment activities, net of related interest expense are as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Net interest income	$80,120	$59,679
Investment loss, net	(47,745)	(10,723)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2013			2012
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$1,599,589	$60,386	3.78%	$971,725	$39,705	4.09%
Private-label MBS
Senior securities	5,435	893	16.43%	7,787	1,319	16.94%
Re-REMIC securities	241,880	25,693	10.62%	140,890	23,007	16.33%
Other investments	427	44	10.37%	1,054	122	11.57%
	$1,847,331	87,016	4.71%	$1,121,456	64,153	5.72%
Other(1)		3			1
		87,019			64,154
Repurchase agreements	$1,515,137	(6,899)	(0.45)%	$953,152	(4,475)	(0.46)%
Net interest income/spread		$80,120	4.26%		$59,679	5.26%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income of $20.4 million is primarily due to the increases in our MBS portfolio from the deployment of capital raised from our public offerings during 2012 and 2013 on a leveraged basis. The decreases in interest rates in the MBS portfolio and related repurchase agreements did not materially impact the change in net interest income for the year ended December 31, 2013 from the year ended December 31, 2012. Interest income from other investments represents interest on interest-only MBS securities.

Interest expense related to repurchase agreements increased $2.4 million (53.3%) to $6.9 million for the year ended December 31, 2013 from $4.5 million for the year ended December 31, 2012 due to the increase in the repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public offerings of common stock in 2013 in connection with the investment of such net proceeds. Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $1.6 million for the year ended December 31, 2013 from $0.5 million for the year ended December 31, 2012 due to the increase in long-term debt outstanding as a result of the Senior Notes.

Other Loss, Net

Total other loss, net, increased $37.1 million to a loss of $47.8 million for the year ended December 31, 2013 from a loss of $10.7 million for the year ended December 31, 2012 primarily due to an increase in net investment losses as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Realized gains on sale of available-for-sale investments, net	$17,458	$9,813
Available-for-sale and cost method securities — OTTI charges	(1,354)	(15,708)
(Losses) gains on trading investments, net	(122,163)	22,280
Gains (losses) from derivative instruments, net	58,003	(28,755)
Other, net	311	1,647
Investment loss, net	$(47,745)	$(10,723)

The realized gains on sale of available-for-sale investments, net, recognized for the year ended December 31, 2013 and 2012 were primarily the result of $69.3 million and $34.1 million of proceeds received, respectively, from the sales of $102.1 million and $53.5 million in face value of MBS, respectively. We recorded a net gain of $17.5 million and $9.8 million from these sales for the years ended December 31, 2013 and 2012, respectively.

We recorded OTTI charges of $1.3 million and $15.2 million for the years ended December 31, 2013 and 2012, respectively, on available-for-sale, private-label MBS, with a cost basis of $11.7 million and $49.4 million, respectively. The OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at discount due to credit deterioration since origination. These OTTI charges do not represent additional credit deterioration but the change in timing of cash flow projection primarily due to higher than projected actual cash flows during the earlier periods. For the years ended December 31, 2013 and 2012, we recorded OTTI charges of $0.1 million and $0.5 million, respectively, on an investment in agency interest-only MBS.

The losses on trading investments, net, recognized for the year ended December 31, 2013 were primarily the result of net losses of $25.8 million from sales and net mark-to-market loss adjustments of $96.4 million. The losses on trading investments, net, recognized for the year ended December 31, 2013, also reflects net realized losses of $16.2 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $106.0 million during the year. The gains on trading investments, net, recognized for the year ended December 31, 2012 were primarily the result of net gains of $4.8 million from sales and net mark-to-market gain adjustments of $17.5 million. The gains on trading investments, net, recognized for the year ended December 31, 2012, also reflects net realized gains of $15.3 million on the sold securities from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $7.0 million during the year.

The gains from derivative instruments recognized for the year ended December 31, 2013 were the result of net realized gains of $45.4 million and net unrealized mark-to-market gain adjustments of $12.6 million. Gains from derivative instruments recognized for the year ended December 31, 2013 also reflects net gains of $5.9 million from closed derivative instruments from the acquisition price and changes in net unrealized mark-to-market gain adjustments of $52.1 million during the year. Losses from derivative instruments recognized for the year ended December 31, 2012 were the result of net realized losses of $2.3 million and net unrealized mark-to-market loss adjustments of $26.5 million. Losses from derivative instruments recognized for the year ended December 31, 2012 also reflects net losses of $14.7 million from closed derivative instruments from the acquisition price and changes in net unrealized mark-to-market loss adjustments of $14.1 million during the year. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Other, net primarily reflects proceeds received from the assignment of a claim that related to an agency-backed MBS under a repurchase agreement maintained with Lehman Brothers Inc. during the Lehman Brothers Holdings Inc. bankruptcy proceedings for the year ended December 31, 2012.

Other Expenses

Other expenses decreased by $0.8 million (4.6%) from $17.4 million for the year ended December 31, 2012 to $16.6 million for the year ended December 31, 2013. The decrease is primarily a result of decreases in legal expenses offset by increases in compensation expenses.

Income Tax Benefit

Total income tax benefit decreased from a benefit of $152.9 million for the year ended December 31, 2012 to a benefit of $35.3 million for the year ended December 31, 2013. The decrease in income tax benefit was due primarily to: $91.2 million in release of valuation allowance on certain deferred tax assets offset by an expiration of $57.3 million of NCL carry-forwards; reversal of $16.2 million in reserve for federal and state tax benefits and related accrued interest related to an uncertain tax position; and $14.4 million of other changes in deferred tax assets for the year ended December 31, 2013 as compared to $162.5 million in release of valuation allowance on certain deferred tax assets for the year ended December 31, 2012. As a result, our effective tax rate during years ended December 31, 2013 and 2012 were lower than the statutory tax rate. The net deferred tax assets, which are partially offset by a valuation allowance, include NOLs, which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to the expected alternative minimum taxes.

Comparison of the years ended December 31, 2012 and 2011

We reported net income of $183.9 million for the year ended December 31, 2012 compared to $15.2 million for the year ended December 31, 2011. Net income included the following results for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2012	2011
Interest income	$64,154	$52,545
Interest expense	4,965	2,508
Net interest income	59,189	50,037
Other loss, net
Investment loss, net	(10,723)	(19,166)
Other loss	(15)	(14)
Total other loss, net	(10,738)	(19,180)
Other expenses	17,446	14,189
Income before income taxes	31,005	16,668
Income tax (benefit) provision	(152,937)	1,495
Net income	$183,942	$15,173

Net income increased $168.7 million to $183.9 million for the year ended December 31, 2012 from $15.2 million for the year ended December 31, 2011 primarily due to the release of $162.5 million in the valuation allowance on certain deferred tax assets as previously discussed and the following changes:

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

As discussed above, we reported net investment loss of $10.7 million for the year ended December 31, 2012 compared to reported net investment loss of $19.2 million for the year ended December 31, 2011. The following table summarizes the components of net investment loss (dollars in thousands):

	Year Ended December 31,
	2012	2011
Realized gains on sale of available-for-sale investments, net	$9,813	$14,894
Available-for-sale and cost method securities – other-than-temporary impairment charges	(15,708)	(1,223)
Gains on trading investments, net	22,280	31,837
Losses from derivative instruments, net	(28,755)	(64,625)
Other, net	1,647	(49)
Investment loss, net	$(10,723)	$(19,166)

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

Other, net primarily reflects proceeds received from the assignment of a claim that related to an agency-backed MBS under a repurchase agreement maintained with Lehman Brothers Inc. during the Lehman Brothers Holdings Inc. bankruptcy proceedings for the year ended December 31, 2012.

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

Total income tax benefit increased from a provision of $1.5 million for the year ended December 31, 2011 to a benefit of $152.9 million for the year ended December 31, 2012 primarily as a result of the release of $162.5 million in valuation allowance on certain deferred tax assets. Our effective tax rate was 9.0% for the year ended December 31, 2011 as compared to (493.3)% for the same period in 2012. During the years ended December 31, 2012 and 2011, ordinary taxable income was subject to alternative minimum tax. Our effective tax rates during these periods differed from statutory rates primarily due to the expected use of federal and state net operating losses (NOLs) to offset our taxable income earned during those periods. Our NOLs had been recorded as deferred tax assets. We recorded an expected tax liability for these periods due to taxable income for the years ended December 31, 2012 and 2011 that is anticipated to be subject to the alternative minimum tax. Limitations prevent us from using our NOLs to fully offset our taxable income for alternative minimum tax purposes. Further, the discrete period reporting of accrued interest and penalties on unrecognized tax positions as of December 31, 2012 remains a major contributor of the total tax expense.

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

To gain additional flexibility in accessing capital markets for, among other things, the acquisition of MBS and other assets, the repayment of outstanding indebtedness, the pursuit of growth initiatives that may include acquisitions, working capital, and for liquidity needs, we filed a shelf registration statement on Form S-3 (File No. 333-171537) with the SEC on January 4, 2011 (the 2011 Shelf Registration).

Pursuant to the 2011 Shelf Registration statement, on March 13, 2013, we completed a public offering of 3,450,000 shares of Class A common stock, including 450,000 shares purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $25.50 per share, for net proceeds of $87.0 million, after deducting underwriting discounts and commissions and expenses. During the year ended December 31, 2012, we completed two public offerings of 5,468,250 shares of Class A common stock, including 713,250 shares purchased by the underwriters pursuant to an option granted by us to cover over-allotments, for net proceeds of $129.3 million, after deducting underwriting discounts and commissions and expenses.

On May 1, 2013, we completed a public offering of $25.0 million aggregate principal amount of 6.625% Senior Notes due 2023 and received net proceeds of approximately $24.0 million after payment of underwriting commissions and expenses. The Senior Notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at our option on or after May 1, 2016 at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on the Senior Notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year.

On May 24, 2013, we entered into separate equity distribution agreements (the Equity Distribution Agreements) with each of RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC (Equity Sales Agents), pursuant to which we may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. Pursuant to the Equity Distribution Agreements, shares of our common stock may be offered and sold through the Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions. As of December 31, 2013, we had not issued any shares of the Company’s Class A common stock under the Equity Distribution Agreements.

The 2011 Shelf Registration statement expired on January 20, 2014. On January 22, 2014 we filed a shelf registration statement on Form S-3 (File No. 333-193478) with the SEC (the 2014 Shelf Registration) that was declared effective by the SEC on February 5, 2014. The 2014 Shelf Registration statement will permit us to issue and publicly distribute various types of securities, including Class A common stock, preferred stock, debt securities, warrants and units, or any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750.0 million.

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

As of December 31, 2013, our liabilities totaled $1.6 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debt. As of December 31, 2013, we had $40.0 million of total long-term debt. Our trust preferred securities with a principal amount of $15.0 million outstanding as of December 31, 2013 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our Senior Notes with a principal amount of $25.0 million outstanding as of December 31, 2013 accrues and requires payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. As of December 31, 2013, our debt-to-equity leverage ratio was 2.9 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of December 31, 2013, the weighted-average interest rate under these agreements was 0.45%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	December 31,
	2013	2012
Outstanding balance	$1,547,630	$1,497,191
Weighted-average rate	0.45%	0.52%
Weighted-average term to maturity	13.2 days	14.5 days
Maximum amount outstanding at any month-end during the period	$1,801,383	$1,497,191

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits, long-term investments and deferred tax assets. As of December 31, 2013, liquid assets consisted primarily of cash and cash equivalents of $48.6 million and net investments in MBS of $370.2 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $2.1 billion at December 31, 2012 to $2.2 billion as of December 31, 2013. The increase in total assets reflects the deployment of capital raised from our public offerings during the year ended December 31, 2013 on a leveraged basis into our MBS portfolio. As of December 31, 2013, the total par and fair value of the MBS portfolio was $2.0 billion and $1.9 billion, respectively. As of December 31, 2013, the weighted average coupon of the portfolio was 3.90%.

Cash Flows

As of December 31, 2013, our cash and cash equivalents totaled $48.6 million representing a net increase in the balance of $12.8 million from $35.8 million as of December 31, 2012.

Cash provided by operating activities of $61.4 million during 2013 was offset by net cash outflows of $166.2 million from investing activities and net cash inflows of $117.6 million from financing activities. Cash provided by operating activity was attributable primarily to net income.

Our investing activities during 2013 included proceeds from sales of, and receipt of principal payments from, MBS totaling $1.2 billion. These cash inflows were offset by $1.4 billion used to purchase MBS during 2013. Our financing activities during 2013 reflected net proceeds from repurchase agreement borrowings of $50.4 million and net proceeds from completed public offerings of $111.0 million offset by $43.9 million in dividends paid.

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

Our investing activities during 2012 included proceeds from sales of, and receipt of principal payments from, MBS totaling $476.2 million. These cash inflows were offset by $1.4 billion used to purchase MBS during 2012. Our financing activities during 2012 reflected net proceeds from repurchase agreement borrowings of $849.2 million and net proceeds from completed public offerings of Class A common stock of $129.2 million offset by $46.8 million in dividends paid.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

The Board of Directors approved and we declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

The Board of Directors approved and we declared and paid the following dividends for 2011:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 21	December 31	January 31, 2012
September 30	0.875	September 19	September 30	October 31
June 30	0.875	June 23	July 5	July 29
March 31	0.750	March 24	April 4	April 29

Contractual Obligations

We have contractual obligations to make future payments in connection with borrowings and non-cancelable lease agreements and other contractual commitments. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Borrowings(1)	$—	$—	$—	$—	$—	$40,000	$40,000
Minimum rental and other contractual commitments(2)	256	15	446	458	471	980	2,626
	$256	$15	$446	$458	$471	$40,980	$42,626

(1)	This table excludes interest payments to be made on our long-term debt securities. Based on the weighted average interest rate of 3.00%, approximately $113.6 thousand in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2014 on the $15.0 million of trust preferred debt. Interest on the trust preferred debt is based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. The trust preferred debt will mature beginning in October 2033 through July 2035. As of December 31, 2013, approximately $414.1 thousand in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2014 on the $25.0 million of Senior Notes. The Senior Notes have an annual interest rate of 6.625% and will mature on May 1, 2023.
(2)	Equipment and office rent expense for 2013, 2012 and 2011 was $242.9 thousand, $262.7 thousand and $173.3 thousand, respectively.

We also have short-term repurchase agreement liabilities of $1.5 billion as of December 31, 2013. See Note 4 to the financial statements for further information.

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

We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of any amounts paid with respect to such obligations. However, it is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the varying terms of such obligations, the limited history of prior indemnification claims, the unique facts and circumstances involved in connection with each particular contractual arrangement and each potential future claim for indemnification and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. Such indemnification agreements may not be subject to maximum loss clauses and the maximum potential amount of future payments we could be required to make under these indemnification obligations could be significant. See “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

As of December 31, 2013 and 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2013 and 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. See Note 9 to our consolidated financial statements under “Item 8 — Financial Statements and Supplementary Data.”

Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We monitor market and business risk, including credit, interest rate, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and assets are exposed. See “Item 1 — Business” in this Annual Report on Form 10-K for discussion of our risk management strategies.

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

Our private-label MBS are generally purchased at a discount. We estimate the future expected cash flows based on our observation of current information and events and applying a number of assumptions related to prepayment rates, interest rates, default rates, and the timing and amount of credit losses on each security. These assumptions are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact our estimates and interest income.

The following table represents certain statistics of our private-label MBS portfolio as of and for the year ended December 31, 2013:

	Senior Securities	Re-REMIC Securities	Total Private-Label Securities
Yield (% of amortized cost)	16.4%	10.6%	10.8%
Average cost (% of face value)	61.7%	53.6%	53.8%
Weighted average coupon	2.4%	3.4%	3.3%
Delinquencies greater than 60 plus days	26.9%	15.6%	15.8%
Credit enhancement	—	0.3%	0.3%
Severity (three months average)	26.4%	37.5%	37.3%
Constant prepayment rate (three months average)	12.6%	14.2%	14.2%

Key credit and prepayment measures in our private-label MBS portfolio reflected improvement during the year ended December 31, 2013. Total 60 day plus delinquencies in our private-label MBS portfolio decreased to 15.8% at December 31, 2013 from 18.5% at December 31, 2012 and trailing three month average loss severities on liquidated loans decreased to 37.3% at December 31, 2013 from 45.8% at December 31, 2012.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of December 31, 2013. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	December 31, 2013
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
Private-label MBS	$341,299	$334,889	(1.88)%	$347,889	1.93%	$333,248	(2.36)%	$349,365	2.36%
Agency-backed MBS	1,576,499	1,576,499	—	1,576,499	—	1,576,499	—	1,576,499	—
Other	277,168	277,168	—	277,168	—	277,168	—	277,168	—
Total assets	$2,194,966	$2,188,556	(0.29)%	$2,201,556	0.30%	$2,186,915	(0.37)%	$2,203,032	0.37%
Liabilities	$1,643,138	$1,643,138	—	$1,643,138	—	$1,643,138	—	$1,643,138	—
Equity	551,828	545,418	(1.16)%	558,418	1.19%	543,777	(1.46)%	559,894	1.46%
Total liabilities and equity	$2,194,966	$2,188,556	(0.29)%	$2,201,556	0.30%	$2,186,915	(0.37)%	$2,203,032	0.37%
Book value per share	$33.10	$32.72	(1.16)%	$33.50	1.19%	$32.62	(1.46)%	$33.58	1.46%

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures, U.S. Treasury note futures, and swap futures. The counterparties to our derivative agreements at December 31, 2013 are U.S. financial institutions. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 5.29 in a rising interest rate environment and 4.76 in a declining interest rate environment.

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

	December 31, 2013
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$1,917,798	$1,816,366	(5.29)%	$2,009,167	4.76%
Derivative asset	8,424	97,371	1,055.88%	(78,498)	(1,031.84)%
Other	268,744	268,744	—	268,744	—
Total assets	$2,194,966	$2,182,481	(0.57)%	$2,199,413	0.20%
Liabilities
Repurchase agreements	$1,547,630	$1,547,630	—	$1,547,630	—
Derivative liability	33,129	30,703	(7.32)%	39,161	18.21%
Other	62,379	62,379	—	62,379	—
Total liabilities	1,643,138	1,640,712	(0.15)%	1,649,170	0.37%
Equity	551,828	541,769	(1.82)%	550,243	(0.29)%
Total liabilities and equity	$2,194,966	$2,182,481	(0.57)%	$2,199,413	0.20%
Book value per share	$33.10	$32.50	(1.82)%	$33.01	(0.29)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of December 31, 2013 (dollars in thousands, except per share amounts).

	December 31, 2013
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investment	$1,767	$1,944	10.00%	$1,590	(10.00)%
Other	2,193,199	2,193,199	—	2,193,199	—
Total assets	$2,194,966	$2,195,143	0.01%	$2,194,789	(0.01)%
Liabilities	$1,643,138	$1,643,138	—	$1,643,138	—
Equity	551,828	552,005	0.03%	551,651	(0.03)%
Total liabilities and equity	$2,194,966	$2,195,143	0.01%	$2,194,789	(0.01)%
Book value per share	$33.10	$33.11	0.03%	$33.09	(0.03)%

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

Our significant accounting policies are presented in Note 2 to our consolidated financial statements included under “Item 8 — Financial Statements and Supplementary Data.” Our most critical policies that are both very important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments or estimates, are discussed below.

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

Level 1 Inputs —	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by us;
Level 2 Inputs —	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
Level 3 Inputs —	Unobservable inputs for the asset or liability, including significant assumptions and other market participants.

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

Impairments

We evaluate available-for-sale securities for OTTI charges at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In general, when the fair value of an available-for-sale security is less than its amortized cost at the reporting date, the security is considered impaired. In evaluating these available-for-sale securities for OTTI, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) our intent to sell, and (5) whether it is more-likely-than-not we would be required to sell the security before anticipated recovery.

If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the investment security’s amortized cost and its fair value at the reporting date. If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) on the consolidated balance sheet. Impairments recognized through other comprehensive income/(loss) do not impact earnings. Following the recognition of an OTTI through earnings, a new cost basis is established for the investment security and may not be adjusted for subsequent recoveries in fair value through earnings. However, OTTI recognized through charges to earnings may be accreted back to the amortized cost basis of the investment security on a prospective basis through interest income. The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determination is based on factual information available at the time of assessment as well as our estimate of the future performance and cash flow projections. As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, we re-evaluate the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or when last revised. The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes as compared to the discount rate used to calculate the fair value of the investment security is the current expected market rate. For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows is recorded as other-than-temporary impairment charges through our statement of comprehensive income.

Accounting for Purchase Premiums and Discounts on MBS Securities and Interest Income

Our interest income includes the contractual coupon payments and amortization of purchase premiums and accretion of discounts, if any, on our available-for-sale MBS portfolio and contractual coupon payments on our trading MBS portfolio. Purchase premiums or discounts, if any, on our trading MBS portfolio are accounted for under mark-to-market accounting and the changes in value are recorded in investment gain (loss), net, on the statement of comprehensive income.

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

Recently Issued Accounting Pronouncements

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same- jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carry-forwards that are created by the unrecognized tax benefits. This standard will be effective for the Company beginning on January 1, 2014. We do not expect a significant impact on our financial positions as a result of adoption of these new requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K is hereby incorporated by reference into this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a subsequent section of this report. See “Index to Consolidated Financial Statements of Arlington Asset Investment Corp.” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2013, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 version).

Based on management’s assessment, the Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on criteria in Internal Control-Integrated Framework issued by the COSO (1992 version).

The effectiveness of the Company’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2014 Annual Meeting of Shareholders (our 2014 Proxy Statement) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2014 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2014 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2013, included in “Item 8 — Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)
•	Consolidated Balance Sheets — Years ended 2013 and 2012 (page F-3)
•	Consolidated Statements of Comprehensive Income — Years ended 2013, 2012 and 2011 (page F-4)
•	Consolidated Statements of Changes in Equity — Years ended 2013, 2012 and 2011 (page F-5)
•	Consolidated Statements of Cash Flows — Years ended 2013, 2012 and 2011 (page F-8)
•	Notes to Consolidated Financial Statements (page F-9)

(2) Financial Statement Schedules.  All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
4.01	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.02	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.03	Subordinated Indenture (open ended).
4.04	Form of Senior Note (incorporated by reference to the Company’s Registration Statement on Form S-3 (133-171537).
4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Registrant on May 1, 2013).
4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).
4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).
4.08	Form of Certificate of Designation.***
10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2004).*
10.02	Friedman, Billings, Ramsey Group, Inc. 1997 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.06 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*

Exhibit Number	Exhibit Title
10.03	Friedman, Billings, Ramsey Group, Inc. Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*
10.04	Friedman, Billings, Ramsey Group, Inc. Amended and Restated Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.04 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2012).*
10.05	Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2011).*
10.06	Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2011).*
10.07	Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.07 to the Registrant’s Annual Report on Form 10-K, filed on February 23, 2012).*
10.08	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.08 to the Registrant’s Annual Report on Form 10-K, filed on February 23, 2012).*
10.09	Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2012).
10.10	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.11	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.12	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.13	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8, and Note 2 to the Registrant’s Consolidated Financial Statements).†
12.01	Computation of Ratio of Earnings to Fixed Charges.†
21.01	List of Subsidiaries of the Registrant.†
23.01	Consent of PricewaterhouseCoopers LLP.†
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Exhibit Number	Exhibit Title
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory plan or arrangement.
**	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011; and (iv) Consolidated Statements of Cash Flows for the years ended 2013, 2012 and 2011. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.
***	To be filed by amendment or as an exhibit to a report filed under the Securities Exchange Act of 1934 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
Date: February 10, 2014	By: /s/ ERIC F. BILLINGS Eric F. Billings Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric F. Billings and Kurt R. Harrington and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ERIC F. BILLINGS ERIC F. BILLINGS	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2014
/s/ J. ROCK TONKEL, JR. J. ROCK TONKEL, JR.	President, Chief Operating Officer and Director	February 10, 2014
/s/ KURT R. HARRINGTON KURT R. HARRINGTON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2014
/s/ DANIEL J. ALTOBELLO DANIEL J. ALTOBELLO	Director	February 10, 2014
/s/ DANIEL E. BERCE DANIEL E. BERCE	Director	February 10, 2014
/s/ DAVID W. FAEDER DAVID W. FAEDER	Director	February 10, 2014
/s/ PETER A. GALLAGHER PETER A. GALLAGHER	Director	February 10, 2014
/s/ RALPH S. MICHAEL III RALPH S. MICHAEL III	Director	February 10, 2014

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of
Arlington Asset Investment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Arlington Asset Investment Corp. and its subsidiaries (the Company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia

February 10, 2014

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$48,628	$35,837
Receivables
Interest	5,173	4,869
Sold securities receivable	—	26,773
Other	212	644
Mortgage-backed securities, at fair value
Available-for-sale	341,346	199,156
Trading	1,576,452	1,556,440
Other investments	2,065	2,347
Derivative assets, at fair value	8,424	—
Deferred tax assets, net	165,851	154,418
Deposits	45,504	85,652
Prepaid expenses and other assets	1,311	159
Total assets	$2,194,966	$2,066,295
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,547,630	$1,497,191
Interest payable	774	582
Accrued compensation and benefits	5,584	1,542
Dividend payable	14,630	—
Derivative liabilities, at fair value	33,129	76,850
Accounts payable, accrued expenses and other liabilities	1,391	17,837
Long-term debt	40,000	15,000
Total liabilities	1,643,138	1,609,002
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 16,047,965 and 12,560,970 shares issued and outstanding, respectively	160	126
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 554,055 shares issued and outstanding	6	6
Additional paid-in capital	1,727,398	1,638,061
Accumulated other comprehensive income, net of taxes of $9,436 and $407, respectively	53,190	39,006
Accumulated deficit	(1,228,926)	(1,219,906)
Total equity	551,828	457,293
Total liabilities and equity	$2,194,966	$2,066,295

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Interest income	$87,019	$64,154	$52,545
Interest expense
Interest on short-term debt	6,899	4,475	2,043
Interest on long-term debt	1,630	490	465
Total interest expense	8,529	4,965	2,508
Net interest income	78,490	59,189	50,037
Other loss, net
Investment loss, net	(47,745)	(10,723)	(19,166)
Other loss	(15)	(15)	(14)
Total other loss, net	(47,760)	(10,738)	(19,180)
Operating income before other expenses	30,730	48,451	30,857
Other expenses
Compensation and benefits	11,195	10,339	10,065
Professional services	2,561	4,118	1,833
Business development	145	136	121
Occupancy and equipment	427	467	374
Communications	191	202	197
Other operating expenses	2,072	2,184	1,599
Total other expenses	16,591	17,446	14,189
Income before income taxes	14,139	31,005	16,668
Income tax (benefit) provision	(35,322)	(152,937)	1,495
Net income	$49,461	$183,942	$15,173
Basic earnings per share	$3.09	$18.02	$1.97
Diluted earnings per share	$3.06	$17.96	$1.96
Weighted-average shares outstanding (in thousands)
Basic	15,990	10,205	7,720
Diluted	16,189	10,242	7,741
Other comprehensive income, net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $12,664, $(1,215), and $-0-, respectively)	$19,894	$(1,909)	$(11,253)
Reclassification
Included in investment loss, net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $4,162, $4,488, and $-0-, respectively)	(6,537)	(7,050)	(15,098)
Included in investment loss, net, in the statement of comprehensive income related to other-than-temporary charges on available-for-sale securities (net of taxes of $527, $6,110, and $-0-, respectively)	827	9,598	1,223
Comprehensive income	$63,645	$184,581	$(9,955)

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

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (continued)
(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2011	7,099,336	$71	566,112	$6	$1,508,713	$38,367	$(1,363,785)	$183,372
Net income	—	—	—	—	—	—	183,942	183,942
Conversion of Class B shares to Class A shares	12,057	—	(12,057)	—	—	—	—	—
Issuance of Class A common stock	5,493,750	55	—	—	129,194	—	—	129,249
Repurchase of Class A common stock	(41,790)	—	—	—	(786)	—	—	(786)
Forfeitures of Class A common stock	(2,383)	—	—	—	(55)	—	—	(55)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	995	—	—	995
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $407)	—	—	—	—	—	639	—	639
Dividends declared	—	—	—	—	—	—	(40,063)	(40,063)
Balances, December 31, 2012	12,560,970	$126	554,055	$6	$1,638,061	$39,006	$(1,219,906)	$457,293

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (continued)
(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2012	12,560,970	$126	554,055	$6	$1,638,061	$39,006	$(1,219,906)	$457,293
Net income	—	—	—	—	—	—	49,461	49,461
Issuance of Class A common stock	3,492,667	34	—	—	86,930	—	—	86,964
Repurchase of Class A common stock	—	—	—	—	—	—	—	—
Forfeitures of Class A common stock	(5,672)	—	—	—	(142)	—	—	(142)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	2,549	—	—	2,549
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $9,029)	—	—	—	—	—	14,184	—	14,184
Dividends declared	—	—	—	—	—	—	(58,481)	(58,481)
Balances, December 31, 2013	16,047,965	$160	554,055	$6	$1,727,398	$53,190	$(1,228,926)	$551,828

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$49,461	$183,942	$15,173
Adjustments to reconcile net income to net cash provided by operating activities
Investment loss, net	47,745	10,723	19,166
Net discount accretion on mortgage-backed securities	(9,302)	(9,888)	(10,867)
Deferred tax provision	70,727	7,884	—
Release of valuation allowance on deferred tax assets	(91,189)	(162,281)	—
Reversal of unrecognized tax benefit related to uncertain tax position and related accrued interest	(16,212)	—	—
Depreciation and amortization	5	47	48
Other	2,455	567	636
Changes in operating assets
Interest receivable	(304)	(2,503)	(1,254)
Other receivables	432	(389)	211
Prepaid expenses and other assets	3,600	750	1,490
Changes in operating liabilities
Accounts payable and accrued expenses	(92)	1,457	1,091
Accrued compensation and benefits	4,042	(4,634)	1,568
Net cash provided by operating activities	61,368	25,675	27,262
Cash flows from investing activities
Purchases of available-for-sale mortgage-backed securities	(167,682)	(54,709)	(17,190)
Purchases of trading mortgage-backed securities	(1,221,387)	(1,359,536)	(695,486)
Proceeds from sales of available-for-sale mortgage-backed securities	69,337	34,102	79,212
Proceeds from sales of trading mortgage-backed securities	914,155	352,437	201,352
Receipt of principal payments on available-for-sale mortgage-backed securities	5,238	6,628	10,864
Receipt of principal payments on trading mortgage-backed securities	165,056	83,038	37,688
Proceeds from (payments for) derivatives and deposits, net	42,210	(29,814)	(72,390)
Payments for purchased securities payable	—	(15,820)	(2,555)
Proceeds from sold securities receivable	26,773	41,321	—
Other	132	1,668	6,321
Net cash used in investing activities	(166,168)	(940,685)	(452,184)
Cash flows from financing activities
Proceeds from repurchase agreements, net	50,439	849,214	457,756
Proceeds from stock issuance, net	86,964	129,249	—
Proceeds from long-term debt issuance, net	24,038	—	—
Dividends paid	(43,850)	(46,848)	(24,029)
Repurchase of common stock	—	(786)	(229)
Repayments of short-term debt	—	—	(970)
Net cash provided by financing activities	117,591	930,829	432,528
Net increase in cash and cash equivalents	12,791	15,819	7,606
Cash and cash equivalents, beginning of year	35,837	20,018	12,412
Cash and cash equivalents, end of year	$48,628	$35,837	$20,018
Supplemental Cash Flow Information
Cash payments for interest	$8,272	$4,888	$2,190
Cash payments for taxes	$667	$833	$708

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations:

Arlington Asset Investment Corp. and its consolidated subsidiaries (the Company or AAIC), formerly known as Friedman, Billings, Ramsey Group, Inc. (FBR Group), is a Virginia corporation. The Company acquires and holds mortgage-related and other assets. The Company’s portfolio consists primarily of agency-backed mortgage-backed securities (agency-backed MBS) and private-label residential mortgage-backed securities (private-label MBS).

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2013 and 2012, approximately 89% and 97%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 2. Summary of Significant Accounting Policies:  – (continued)

Impairments

The Company evaluates available-for-sale securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In general, when the fair value of an available-for-sale security is less than its amortized cost at the reporting date, the security is considered impaired. In evaluating these available-for-sale securities for other-than-temporary impairment (OTTI), consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) the Company’s intent to sell, and (5) whether it is more-likely-than-not the Company would be required to sell the security before anticipated recovery.

If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment security’s amortized cost and its fair value at the reporting date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) on the consolidated balance sheet. Impairments recognized through other comprehensive income/(loss) do not impact earnings. Following the recognition of an OTTI through earnings, a new cost basis is established for the investment security and may not be adjusted for subsequent recoveries in fair value through earnings. However, OTTI recognized through charges to earnings may be accreted back to the amortized cost basis of the investment security on a prospective basis through interest income. The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determination is based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections. As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, the Company re-evaluates the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or when last revised. The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes as compared to the discount rate used to calculate the fair value of the investment security is the current expected market rate. For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows is recorded as other-than-temporary impairment charges through the Company’s statement of comprehensive income.

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

Note 2. Summary of Significant Accounting Policies:  – (continued)

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

Note 2. Summary of Significant Accounting Policies:  – (continued)

including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Other — Cash and cash equivalents, interest receivable, deposits, other receivable, interest payable, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost, which approximates fair value because of the short term nature of these instruments, and classified within Level 1 of the fair value hierarchy except for certain cash equivalents that are held in money market funds, which are classified within Level 2 of the fair value hierarchy.

     — Sold securities receivable, repurchase agreements and purchased securities payable are reflected in the consolidated balance sheets at the cost basis, which approximates fair value because of the short term nature of these instruments, and classified within Level 2 of the fair value hierarchy.

     — Long-term debt represents remaining balances of trust preferred debt and senior debt issued by the Company. Trust preferred debt is classified within Level 3 of the fair value hierarchy as the fair value is determined after considering quoted market prices provided by a broker or dealer. The independent broker or dealer providing market prices are those who make markets in or specialists with expertise in the valuation of these financial instruments. The Company’s senior debt, which is publicly traded on the New York Stock Exchange, is classified within Level 1 of the fair value hierarchy.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$48,628	$48,628	$35,837	$35,837
Interest receivable	5,173	5,173	4,869	4,869
Sold securities receivable	—	—	26,773	26,773
Other receivables	212	212	644	644
MBS
Agency-backed MBS	1,576,499	1,576,499	1,556,510	1,556,510
Private-label MBS
Senior securities	7,066	7,066	7,519	7,519
Re-REMIC securities	334,233	334,233	191,567	191,567
Derivative assets	8,424	8,424	—	—
Other investments	2,065	2,065	2,347	2,347
Deposits	45,504	45,504	85,652	85,652
Financial liabilities
Repurchase agreements	1,547,630	1,547,630	1,497,191	1,497,191
Interest payable	774	774	582	582
Long-term debt	40,000	36,620	15,000	15,000
Derivative liabilities	33,129	33,129	76,850	76,850
Accounts payable, accrued expenses and other liabilities	1,391	1,391	17,837	17,837

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 2. Summary of Significant Accounting Policies:  – (continued)

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

Interest Income and Purchase Premiums and Discounts on MBS Securities

Interest income includes contractual coupon payments and the amortization of purchase premiums and accretion of discounts, if any, on the available-for-sale MBS portfolio. Interest income also includes contractual coupon payments on the trading MBS portfolio. Purchase premiums or discounts, if any, on the trading MBS portfolio are accounted for under mark-to-market accounting and the changes in value are recorded in investment gain (loss), net, on the statement of comprehensive income.

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

Note 2. Summary of Significant Accounting Policies:  – (continued)

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

The Company is subject to federal alternative minimum tax (AMT) and state and local taxes on its taxable income and gains that are not offset by the net operating loss (NOL) and net capital loss (NCL) carry-forwards.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and performance share units. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 2. Summary of Significant Accounting Policies:  – (continued)

	Year Ended December 31,
	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding Common stock (in thousands)	15,990	15,990	10,205	10,205	7,720	7,720
Stock options, performance share units, and unvested restricted stock (in thousands)	—	199	—	37	—	21
Weighted average common and common equivalent shares outstanding (in thousands)	15,990	16,189	10,205	10,242	7,720	7,741
Net income applicable to common stock	$49,461	$49,461	$183,942	$183,942	$15,173	$15,173
Net income per common share	$3.09	$3.06	$18.02	$17.96	$1.97	$1.96

As of December 31, 2011 there were 650 options to purchase shares of common stock outstanding. There were no outstanding options to purchases shares of common stock at December 31, 2013 and 2012. The diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 did not include the antidilutive effect of 26,218, 27,808 and 23,443 shares, respectively, of awarded restricted stock units, stock options, and restricted stock.

Recent Accounting Pronouncements

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry-forward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forward that would be utilized, rather than only against carry-forwards that are created by the unrecognized tax benefits. This standard will be effective for the Company beginning on January 1, 2014. The Company does not expect a significant impact on its financial positions as a result of adoption of these new requirements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 3. Financial Instruments:

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of December 31, 2013 and December 31, 2012. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2013
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,576,452	$—	$1,576,452	$—
Available-for-sale
Agency-backed MBS	47	—	47	—
Private-label MBS
Senior securities	7,066	—	—	7,066
Re-REMIC securities	334,233	—	—	334,233
Total available-for-sale	341,346	—	47	341,299
Total MBS	1,917,798	—	1,576,499	341,299
Derivative assets, at fair value	8,424	8,088	336	—
Derivative liabilities, at fair value	(33,129)	(32,156)	(973)	—
Interest-only MBS, at fair value	298	—	—	298
Total	$1,893,391	$(24,068)	$1,575,862	$341,597

	December 31, 2012
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,556,440	$—	$1,556,440	$—
Available-for-sale
Agency-backed MBS	70	—	70	—
Private-label MBS
Senior securities	7,519	—	—	7,519
Re-REMIC securities	191,567	—	—	191,567
Total available-for-sale	199,156	—	70	199,086
Total MBS	1,755,596	—	1,556,510	199,086
Derivative liabilities, at fair value	(76,850)	(76,850)	—	—
Interest-only MBS, at fair value	478	—	—	478
Total	$1,679,224	$(76,850)	$1,556,510	$199,564

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $341,597, or 15.56% and $199,564, or 9.66%, of the Company’s total assets as of December 31, 2013 and 2012, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the years ended December 31, 2013 and 2012.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 3. Financial Instruments:  – (continued)

Level 3 Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $341,299 and $199,086 as of December 31, 2013 and 2012, respectively. These securities are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s senior securities and re-REMIC securities were collateralized by residential Prime and Alt-A mortgage loans and had the following weighted-averages, based on face value, as of the dates indicated:

	December 31,
	2013	2012
Original loan-to-value	69%	70%
Original FICO score	725	730
Three-month prepayment rate	14%	17%
Three-month loss severities	37%	46%
Weighted average coupon	3.34%	4.40%

The significant unobservable inputs for the valuation model include the following weighted-averages, based on face value, as of the dates indicated:

	December 31, 2013		December 31, 2012
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.00%	6.55%	6.50%	7.43%
Default rate	9.30%	3.62%	9.30%	5.00%
Loss severity rate	50.00%	44.82%	60.00%	46.60%
Prepayment rate	16.30%	11.69%	16.30%	13.75%

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	December 31, 2013		December 31, 2012
	Senior Securities	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	6.00%	6.00 – 10.00%	6.50%	6.50 – 13.25%
Default rate	9.30%	0.95 – 9.60%	9.30%	0.95 – 11.10%
Loss severity rate	50.00%	29.15 – 57.50%	60.00%	28.26 – 57.50%
Prepayment rate	16.30%	6.40 – 19.00%	16.30%	6.95 – 20.40%

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 3. Financial Instruments:  – (continued)

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2013	$7,519	$191,567	$199,086
Total net gains (losses)
Included in earnings	—	16,526	16,526
Included in other comprehensive income	(254)	23,469	23,215
Purchases	—	167,682	167,682
Sales	—	(69,337)	(69,337)
Payments, net	(1,092)	(21,362)	(22,454)
Accretion of discount	893	25,688	26,581
Ending balance, December 31, 2013	$7,066	$334,233	$341,299
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(1,270)	$(1,270)

	Year Ended December 31, 2012
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2012	$9,311	$170,116	$179,427
Total net gains (losses)
Included in earnings	(2,463)	(2,898)	(5,361)
Included in other comprehensive income	994	45	1,039
Purchases	—	54,709	54,709
Sales	—	(34,102)	(34,102)
Payments, net	(1,642)	(19,310)	(20,952)
Accretion of discount	1,319	23,007	24,326
Ending balance, December 31, 2012	$7,519	$191,567	$199,086

The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(2,463)	$(12,711)	$(15,174)

Gains and losses included in earnings for the years ended December 31, 2013 and 2012 are reported in the following statement of comprehensive income line descriptions:

	Other Loss, Investment Loss, net
	2013	2012
Total gains (losses) included in earnings for the period	$16,526	$(5,361)
Change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(1,270)	$(15,174)

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 3. Financial Instruments:  – (continued)

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of December 31, 2013 and 2012, these financial assets are classified within the other investments category, represent the Company’s interest in non-public equity securities and investment funds and are valued at $1,767 and $1,869, respectively. For the years ended December 31, 2013 and 2012, the Company recorded a loss of $177 and $64, respectively, in the carrying value of these financial assets.

MBS, at Fair Value

MBS, at fair value(1)(2), consisted of the following as of the dates indicated:

	December 31, 2013					December 31, 2012
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$997,488	$—	52.01%	9.4	AAA	$1,083,810	$—	61.73%	4.9	AAA
Freddie Mac	578,964	—	30.19%	9.6	AAA	472,630	—	26.92%	5.1	AAA
Available-for-sale:
Agency-backed
Fannie Mae	47	—	—	5.8	AAA	70	—	0.01%	2.8	AAA
Private-label
Senior securities	7,066	(4,789)	0.37%	4.8	C-	7,519	(6,519)	0.43%	5.2	C
Re-REMIC securities	334,233	(202,450)	17.43%	11.4	NR	191,567	(164,422)	10.91%	11.4	NR
	$1,917,798	$(207,239)	100.00%			$1,755,596	$(170,941)	100.00%

(1)	The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at December 31, 2013 and 2012. The weighted-average coupon of the MBS portfolio at December 31, 2013 and 2012 was 3.90% and 4.11%, respectively.
(2)	As of December 31, 2013 and 2012, the Company’s MBS investments with a fair value of $1,673,911 and $1,615,421, respectively, were pledged as collateral for repurchase agreements.
(3)	The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S. credit rating to “AA+” by Standard & Poors during the quarter ended September 30, 2011 and Fitch Ratings Inc.’s announcement on October 15, 2013 that it had placed the U.S. credit rating on negative watch, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

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

Note 3. Financial Instruments:  – (continued)

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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Beginning balance	$207,853	$194,619
Accretion of discount	(26,581)	(24,326)
Reclassifications, net	46,319	(3,928)
Acquisitions	150,646	81,074
Sales	(67,729)	(39,586)
Ending balance	$310,508	$207,853

For the available-for-sale, private-label MBS acquired during the year ended December 31, 2013 and 2012, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the periods indicated:

	Year Ended December 31,
	2013	2012
Contractually required payments receivable	$420,500	$187,237
Cash flows expected to be collected	318,328	135,547
Basis in acquired securities	167,682	54,474

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), the securities with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	December 31, 2013
	Amortized Cost/Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$43	$4	$—	$47
Private-label MBS
Senior securities	5,412	1,654	—	7,066
Re-REMIC securities	273,264	60,970	(1)	334,233
Total	$278,719	$62,628	$(1)	$341,346

(1)	The amortized cost of MBS includes unamortized net discounts of $207,239 at December 31, 2013.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 3. Financial Instruments:  – (continued)

	December 31, 2012
	Amortized Cost/ Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$64	$6	$—	$70
Private-label MBS
Senior securities	5,611	1,908	—	7,519
Re-REMIC securities	154,067	37,500	—	191,567
Total	$159,742	$39,414	$—	$199,156

(1)	The amortized cost of MBS includes unamortized net discounts of $170,941 at December 31, 2012.

For the years ended December 31, 2013 and 2012, the Company recorded other-than-temporary impairment charges of $1,270 and $15,174, respectively, as a component of investment loss, net, on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $11,688 and $49,367, respectively, prior to recognizing the other-than-temporary impairment charges.

The following table presents a summary of other-than-temporary impairment charges included in earnings for the periods indicated and cumulative other-than-temporary impairment charges recognized on the MBS held as of the dates indicated:

	Year Ended December 31,
	2013	2012
Cumulative other-than-temporary impairment, beginning balance	$23,768	$8,594
Additions
Other-than-temporary impairments not previously recognized	380	13,986
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	890	1,188
Reductions
Decreases related to other-than-temporary impairments on sold securities with previously recognized other-than-temporary impairments	(1,375)	—
Cumulative other-than-temporary impairment ending balance	$23,663	$23,768

The following table presents the results of sales of MBS for the periods indicated:

	Year Ended December 31,
	2013		2012
	Agency-Backed MBS	Private-Label MBS	Agency-Backed MBS	Private-Label MBS
Proceeds from sales	$914,155	$69,337	$379,271	$34,102
Gross gains	1,619	17,458	5,223	9,813
Gross losses	27,406	—	395	—

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 3. Financial Instruments:  – (continued)

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	December 31,
	2013	2012
Interest-only MBS	$298	$478
Non-public equity securities	975	975
Investments funds	792	894
Total other investments	$2,065	$2,347

For the years ended December 31, 2013 and 2012, the Company recorded other-than-temporary impairment charges of $84 and $534, respectively, as a component of investment loss, net, on the consolidated statements of comprehensive income on an investment in interest-only MBS.

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

As of December 31, 2013, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. As of December 31, 2012, the amount at risk related to $482,097 of repurchase agreements with Credit Suisse Securities (USA) LLC was $50,171 or 10.97% of the Company’s equity with a weighted average maturity of 15 days. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and periods indicated:

	December 31,
	2013	2012
Outstanding balance	$1,547,630	$1,497,191
Value of assets pledged as collateral
Agency-backed MBS	1,556,763	1,547,760
Private-label MBS	117,148	67,661
Net amount(1)	126,281	118,230
Weighted-average rate	0.45%	0.52%
Weighted-average term to maturity	13.2 days	14.5 days
Weighted-average outstanding balance during the year ended	$1,515,137	$953,152
Weighted-average rate during the year ended	0.45%	0.46%

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 4. Borrowings:  – (continued)

Long-Term Debt

As of December 31, 2013 and 2012, the Company had $40,000 and $15,000, respectively, of outstanding long-term debentures. On May 1, 2013, the Company completed a public offering of $25,000 of its 6.625% Senior Notes due in 2023 and received net proceeds of $24,038 after payment of underwriting discounts and commissions and expenses. These Senior Notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after May 1, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on these Senior Notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year, beginning on August 1, 2013. These Senior Notes are publicly traded on the New York Stock Exchange under the ticker symbol “AIW”. The Company’s long-term debentures consisted of the following as of the dates indicated:

	December 31, 2013		December 31, 2012
	Senior Notes	Trust Preferred Debt	Senior Notes	Trust Preferred Debt
Outstanding Principal	$25,000	$15,000	$—	$15,000
Annual Interest Rate	6.625%	LIBOR+2.25-3.00%	—	LIBOR+2.25-3.00%
Interest Payment Frequency	Quarterly	Quarterly	—	Quarterly
Weighted-Average Interest Rate	6.625%	2.99%	—	3.09%
Maturity	May 1, 2023	2033 – 2035	—	2033 – 2035
Early Redemption Date	May 1, 2016	2008 – 2010	—	2008 – 2010

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

During the years ended December 31, 2013 and 2012, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment (loss) gain, net, in the statement of comprehensive income. For the years ended December 31, 2013 and 2012, the Company recorded net gains (losses) of $58,003 and $(28,755), respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	December 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures
Derivative assets	$8,758,000	$4,361	$—	$—
Derivative liabilities	6,787,000	(30,638)	17,525,000	(76,850)
Total Eurodollar futures(1)	15,545,000	(26,277)	17,525,000	(76,850)
10-year swap futures
Derivative assets	635,500	3,727	—	—
Derivative liabilities	31,000	(18)	—	—
Total 10-year swap futures(2)	666,500	3,709	—	—
5-year U.S. Treasury note futures(3)	100,000	(1,500)	—	—
Commitment to purchase MBS(4)	169,511	(973)	—	—
Commitment to sell MBS(5)	125,000	336

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 5. Derivative Financial Instruments and Hedging Activities:  – (continued)

(1)	The $15,545,000 total notional amount of Eurodollar futures contracts as of December 31, 2013 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2014 and 2018. As of December 31, 2013, the Company maintained $34,749 as a deposit and margin against the open Eurodollar futures contracts.
(2)	The total notional amount of $666,500 represents the accumulation of 10-year swap futures that mature in March 2014. As of December 31, 2013, the Company maintained $8,774 as a deposit and margin against the open swap futures contracts.
(3)	The total notional amount of $100,000 represents the accumulation of 5-year U.S. Treasury note futures that mature in March 2014. As of December 31, 2013, the Company maintained $1,981 as a deposit and margin against the open 5-year U.S. Treasury note futures contracts.
(4)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate MBS securities.
(5)	The total notional amount of commitment to sell MBS represents forward commitments to sell fixed-rate MBS securities.

Note 6. Income Taxes:

The Company is taxed as a C corporation for U.S. federal tax purposes.

The (benefit) provision for income taxes from operations consists of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Federal	$(20,075)	$(115,321)	$698
State	(15,247)	(37,616)	797
	$(35,322)	$(152,937)	$1,495
Current	$(14,860)	$1,889	$1,495
Deferred	(20,462)	(154,826)	—
	$(35,322)	$(152,937)	$1,495

Deferred tax assets and (liabilities) consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Unrealized investment gains and losses	$99,689	$54,761
Accrued compensation	459	(266)
Accrued other estimated liabilities	4,012	3,868
AMT credit	6,328	5,383
Net operating loss carry-forward	75,059	94,423
Unrealized gain on AFS securities	(25,677)	(16,160)
Investment gain on non-hedge designated derivatives	9,149	5,274
Federal liability on state deferred tax assets	(8,611)	(7,863)
Other, net	523	5,158
Capital loss carry-forward	20,809	116,918
Valuation allowance on capital loss carry-forward	(15,889)	(107,078)
Net deferred tax asset	$165,851	$154,418

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 6. Income Taxes:  – (continued)

The (benefit) provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company and its subsidiaries income tax attributable to net income computed at federal statutory rates to income tax expense was:

	December 31,
	2013	2012	2011
Federal income tax at statutory rate	$4,949	$10,852	$5,853
State income taxes	849	1,813	1,357
Executive compensation	—	—	1,075
Effect of stock based compensation	—	—	1,330
Expiration of capital loss carryover	57,254	37,935	66,439
Reversal of unrecognized tax benefit related to uncertain tax position and related accrued interest, and related AMT credits	(11,028)	—	—
Federal liability on state deferred tax assets	1,237	7,884	—
Other, net	2,606	945	294
Valuation allowance	(91,189)	(212,366)	(74,853)
Total income tax (benefit) provision	$(35,322)	$(152,937)	$1,495

During the year ended December 31, 2012, the Company recorded $152,937 of income tax benefit as a result of releasing $162,519 of valuation allowance previously provided for certain deferred tax assets. The amount of the valuation allowance released by the Company represents a portion of deferred tax assets that was deemed more-likely-than-not that the Company will realize the benefits based on the analysis where the positive evidences outweighed the negative evidences. The Company’s framework for assessing the recoverability of deferred tax assets required consideration of all available evidence, including:

•	the sustainability of recent operating profitability;
•	the predictability of future operating profitability of the character necessary to realize the deferred tax assets; and
•	the carry-forward periods for the net operating loss and capital loss carry-forwards.

The determination to release valuation allowance as of December 31, 2012 was based upon the Company meeting the criteria in the framework.

Effective December 31, 2013, the Company contributed 40 of its private-label MBS with $367,642 in face value in a taxable contribution (Contribution) to Rosslyn REIT Trust. Rosslyn REIT Trust (formerly known as FBR REIT Asset Trust) was formed on December 27, 2007 as a Maryland real estate investment trust and will elect to be taxed as a REIT for U.S. federal income tax purposes effective January 1, 2014. The Company owns all the common shares of Rosslyn REIT Trust and all of the preferred shares are owned by outside investors. The Contribution resulted in taxable capital gains of $68,041. The Company utilized net capital loss carry-forwards to offset the capital gain recognized on the Contribution for tax purposes.

With the completion of IRS examination of the Company’s tax years 2009 and 2010 without any adjustment and the expiration of the statute of limitation on 2009 state tax return, the Company reversed $12,810 of unrecognized tax benefits related to an uncertain tax position and $3,402 of related accrued interest during the year ended December 31, 2013. The Company also reversed deferred taxes associated with accrued interest and AMT credits of $5,184 related to the unrecognized tax benefits previously recorded.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 6. Income Taxes:  – (continued)

As of December 31, 2013, the Company had an NCL carry-forward of $50,754 that can be used to offset future capital gains. These capital losses expire in 2014, and are available to offset tax capital gains through 2014. In addition, as of December 31, 2013, the Company had an NOL carry-forward of $183,070, which can be used to offset future taxable income. The NOL carry-forward will begin to expire in 2027. The valuation allowance relates to the estimated amount of NCLs that will expire unused in 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$12,810	$12,810
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(12,810)	—
Settlements	—	—
Balance at December 31	$—	$12,810

As of December 31, 2013, the Company has assessed the need for a reserve against its uncertain tax positions and has made the determination that such reserve is not necessary.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS), and state and local authorities in jurisdictions where the Company has significant business operations. An IRS examination of the Company’s tax years 2009 and 2010 was completed without any adjustment.

Note 7. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with borrowings and non-cancelable lease agreements and other contractual commitments. The following table sets forth these contractual obligations by fiscal year:

	2014	2015	2016	2017	2018	Thereafter	Total
Borrowings(1)	$—	$—	$—	$—	$—	$40,000	$40,000
Minimum rental and other contractual commitments(2)	256	15	446	458	471	980	2,626
	$256	$15	$446	$458	$471	$40,980	$42,626

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities. Based on the weighted average interest rate of 3.00%, approximately $114 in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2014 on the $15,000 of trust preferred debt. Interest on the trust preferred debt is based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. The trust preferred debt will mature beginning in October 2033 through July 2035. As of December 31, 2013, approximately $414 in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2014 on the $25,000 of Senior Notes. The Senior Notes have an annual interest rate of 6.625% and will mature on May 1, 2023.
(2)	Equipment and office rent expense for 2013, 2012 and 2011 was $243, $263 and $173, respectively.

The Company also has short-term repurchase agreement liabilities of $1,547,630 as of December 31, 2013. See Note 4 for further information.

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

Equity Offering

During the years ended December 31, 2013 and 2012, the Company completed public offerings as follows:

Closing date of the offering	March 26, 2012	September 26, 2012	March 13, 2013
Shares sold to public	1,755,000	3,000,000	3,000,000
Shares sold pursuant to the underwriter over-allotment	263,250	450,000	450,000
Total shares of Class A common stock	2,018,250	3,450,000	3,450,000
Public offering price per share	$23.90	$24.80	$25.50
Net proceeds(1)	$46,015	$83,234	$86,964

(1)	Net of underwriting discounts and commissions and expenses.

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 8. Shareholders’ Equity:  – (continued)

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

Note 8. Shareholders’ Equity:  – (continued)

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

The right to receive shares of Class A common stock upon vesting of PSUs at the end of the applicable performance period is subject to both continued employment and the achievement of the Company performance goals established by the Compensation Committee. The employment requirement, but not the performance requirement, is waived in the event the awardee dies, becomes disabled or retires; provided, however, that if the awardee dies, becomes disabled or retires before the first anniversary of the grant date, the number of PSUs that are earned under the performance targets are pro-rated. If an awardee is terminated without “cause,” the Compensation Committee, in the exercise of its discretion, determines whether any of the PSUs have been earned, provided that the Compensation Committee may not approve a payout that exceeds the number of PSUs earned under the performance targets. In the event of a change of control, the number of PSUs that are earned for each performance period are determined immediately prior to the change of control based on actual performance and vests subject to continued employment for the remainder of the original performance period, subject to accelerated vesting in certain circumstances.

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

On July 1, 2013, the Compensation Committee of the Board of Directors of the Company approved a grant of 34,221 Book Value PSUs and 34,567 TSR PSUs to the participants in the Performance-based Program (2013 PSU Grants).

For the 2013 PSU Grants, the Compensation Committee awarded PSUs with an aggregate grant date fair value equal to 100% of the awardee’s base salary, with 50% of the total grant date fair value represented by Book Value PSUs and 50% of the total grant date fair value represented by TSR PSUs. The Compensation Committee established a three-year performance period for the 2013 PSU Grants. The Book Value PSUs and TSR PSUs will be eligible for vesting at the end of the third year following the grant date. The actual number

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 8. Shareholders’ Equity:  – (continued)

of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of PSUs granted, depending on performance results. If the threshold level of performance goals are not achieved, no PSUs are earned. If the initial performance threshold is met, participants earn 50% of the granted PSUs for Company performance at the threshold level, 100% of the granted PSUs for Company performance at the target level and 250% of the granted PSUs for Company performance at the maximum level, with linear interpolation for achievement falling between the performance levels.

The Company recorded $1,485 and $287 in compensation expenses related to the Performance-based Program during the years ended December 31, 2013 and 2012, respectively.

Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three year period or cliff-vest after two to three years for various purposes based on continued employment over these specified periods. As of December 31, 2013 and 2012, a total of 57,673 and 34,835 shares, respectively, of such restricted Class A common stock were outstanding with unamortized deferred compensation of $838 and $507, respectively. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2010	132,246	59.40	0.2
Granted	14,000	27.66	—
Forfeitures	(15)	125.00	—
Vestitures	(131,025)	58.80	—
Share Balance as of December 31, 2011	15,206	35.40	2.0
Granted	25,500	22.99	—
Forfeitures	—	—	—
Vestitures	(5,871)	47.60	—
Share Balance as of December 31, 2012	34,835	24.24	2.2
Granted	36,000	26.74	—
Forfeitures	—	—	—
Vestitures	(13,162)	24.65	—
Share Balance as of December 31, 2013	57,673	25.71	2.0

For the years ended December 31, 2013, 2012, and 2011, the Company recognized $632, $279 and $576, respectively, of compensation expense related to this restricted stock plan.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 8. Shareholders’ Equity:  – (continued)

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2013, 2012 and 2011. A summary of the undistributed restricted stock issued to the trust is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vesting Period
Share Balance as of December 31, 2010	10,806	285.00	0.2
Shares issued to Trust	—	—	—
Shares distributed from Trust	(1,651)	56.00	—
Share Balance as of December 31, 2011	9,155	310.40	0.0
Shares issued to Trust	—	—	—
Shares distributed from Trust	—	—	—
Share Balance as of December 31, 2012	9,155	310.40	0.0
Shares issued to Trust	—	—	—
Shares distributed from Trust	—	—	—
Share Balance as of December 31, 2013	9,155	310.40	0.0

Director Stock Compensation Plan

The Company also grants options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees to non-employee directors. The Board approved annual awards of RSUs equal in value to $80 to each director to be made in conjunction with the annual shareholders meeting. On June 6, 2013, the non-employee directors received an annual grant of an aggregate of 14,525 RSUs having an aggregate grant date fair value of $400 based on the closing sale price of the Class A common stock on the New York Stock Exchange on June 6, 2013 of $27.53. In addition to the annual grant of RSUs, the Company also granted 1,091 additional RSUs to the non-employee directors in lieu of certain cash payments for services as Lead Independent Director or as a chairman of one of the Board’s standing committees. Vested RSUs are convertible to Class A common stock upon the director ceasing to be a member of the Board. All options, stock and RSUs awarded to non-employee directors are non-transferable other than by will or the laws of descent and distribution. During 2013, 2012, and 2011, the Company granted 15,616, 20,204 and 17,255 RSUs, respectively. For the years ended December 31, 2013, 2012, and 2011, the Company recognized $430, $431 and $436, respectively, of director fees related to these RSUs.

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

Note 8. Shareholders’ Equity:  – (continued)

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

The following table summarizes the Company’s share repurchase activities for the periods indicated:

	Year Ended
	2013	2012	2011
Shares repurchased	—	41,790	8,910
Total cost	$—	$786	$229
Average price	$—	$18.79	$25.70

As of December 31, 2013, and 2012, 205,485 shares of Class A common stock remain available for repurchases under the Repurchase Program.

Conversion of Class B Common Stock to Class A Common Stock

During the year ended December 31, 2012, several holders of the Company's common stock converted an aggregate of 12,057 shares of Class B common stock into 12,057 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company's Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis. There were no conversions of shares of Class B common stock into shares of Class A common stock during the year ended December 31, 2013.

Note 9. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

As of December 31, 2013 and 2012, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

Note 10. Revisions to Previously Reported Financial Statements:

During the preparation of the 2013 consolidated financial statements, the Company concluded that the federal tax rate used to calculate deferred tax assets as of December 31, 2012 was incorrect and should have been lower than the statutory rate given the effects of recognizing a U.S. federal deferred income tax liability associated with state deferred tax assets. Although the impact of this change was not material to the consolidated financial statements as of and for the year ended December 31, 2012, the Company revised its previously reported consolidated financial statements and disclosures as of and for the year ended December 31, 2012. The following tables set forth the effected line items within the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2012.

	December 31, 2012
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Deferred tax asset	$162,281	$(7,863)	$154,418
Total assets	2,074,158	(7,863)	2,066,295
Accumulated other comprehensive income, net of taxes	38,985	21	39,006
Accumulated deficit	(1,212,022)	(7,884)	(1,219,906)
Total equity	465,156	(7,863)	457,293
Total liabilities and equity	2,074,158	(7,863)	2,066,295

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 10. Revisions to Previously Reported Financial Statements: – (continued)

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Comprehensive Income
Income tax benefit	$(160,821)	$7,884	$(152,937)
Net income	191,826	(7,884)	183,942
Earnings per share – Basic	18.80	(0.78)	18.02
Earnings per share – Diluted	18.73	(0.77)	17.96
Other comprehensive income, net of taxes
Unrealized gains (losses) for the period on available-for-sale securities, net of taxes	(1,843)	(66)	(1,909)
Comprehensive income	192,444	(7,863)	184,581

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Changes in Equity
Net income	$191,826	$(7,884)	$183,942
Net change in unrealized gain on available-for-sale securities, net of taxes	618	21	639
Accumulated other comprehensive income, net of taxes	38,985	21	39,006
Accumulated deficit	(1,212,022)	(7,884)	(1,219,906)
Total equity	465,156	(7,863)	457,293

	Year Ended December 31, 2012
	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Cash Flows
Net income	$191,826	$(7,884)	$183,942
Deferred tax provision	—	7,884	7,884

Note 11. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2013 and 2012. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Net Interest Income	Net Income		Basic Earnings Per Share	Diluted Earnings Per Share
2013
First Quarter	$16,724	$3,177		$0.23	$0.23
Second Quarter	20,925	3,194		0.19	0.19
Third Quarter	20,681	3,093		0.19	0.18
Fourth Quarter	20,160	39,997	(1)	2.40	2.36
Total Year	$78,490	$49,461		3.09	3.06

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 11. Quarterly Data (Unaudited):  – (continued)

	Net Interest Income	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
2012
First Quarter	$12,546	$10,762	$1.37	$1.37
Second Quarter	14,914	2,144	0.22	0.22
Third Quarter	14,271	3,123	0.31	0.31
Fourth Quarter	17,458	167,913	12.70	12.62
Total Year	$59,189	$183,942	18.02	17.96

(1)	Reflects $185 increase in net income as a result of an out of period adjustment that is related to the immaterial revision as disclosed in Note 10, Revisions to Previously Reported Financial Statements, for the first three quarters of the year ended December 31, 2013.