Form 10-Q
period 2014-03-31
Arlington Asset Investment Corp.
filed 2014-05-02
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2014:

Title	Outstanding
Class A Common Stock	19,213,457 shares
Class B Common Stock	449,228 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014
INDEX

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$112,292	$48,628
Receivables
Interest	5,874	5,173
Sold securities receivable	7,107	—
Other	15	212
Mortgage-backed securities, at fair value
Available-for-sale	329,892	341,346
Trading	1,953,953	1,576,452
Other investments	2,032	2,065
Derivative assets, at fair value	1,746	8,424
Deferred tax assets, net	162,483	165,851
Deposits	64,269	45,504
Prepaid expenses and other assets	1,616	1,311
Total assets	$2,641,279	$2,194,966
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$1,771,522	$1,547,630
Interest payable	731	774
Accrued compensation and benefits	1,229	5,584
Dividend payable	17,312	14,630
Derivative liabilities, at fair value	43,288	33,129
Purchased securities payable	143,561	—
Accounts payable, accrued expenses and other liabilities	1,889	1,391
Long-term debt	40,000	40,000
Total liabilities	2,019,532	1,643,138
Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 19,108,630 and 16,047,965 shares issued and outstanding, respectively	191	160
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 554,055 shares issued and outstanding	6	6
Additional paid-in capital	1,809,665	1,727,398
Accumulated other comprehensive income, net of taxes of $8,678 and $9,436, respectively	51,086	53,190
Accumulated deficit	(1,239,201)	(1,228,926)
Total equity	621,747	551,828
Total liabilities and equity	$2,641,279	$2,194,966

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income	$23,867	$18,328
Interest expense
Interest on short-term debt	1,734	1,489
Interest on long-term debt	551	115
Total interest expense	2,285	1,604
Net interest income	21,582	16,724
Other loss, net
Investment loss, net	(5,911)	(13,529)
Other loss	(3)	(4)
Total other loss, net	(5,914)	(13,533)
Operating income before other expenses	15,668	3,191
Other expenses
Compensation and benefits	2,961	2,349
Professional services	516	1,121
Business development	31	32
Occupancy and equipment	99	121
Communications	47	47
Other operating expenses	501	106
Total other expenses	4,155	3,776
Income (loss) before income taxes	11,513	(585)
Income tax provision (benefit)	4,480	(3,762)
Net income	$7,033	$3,177
Basic earnings per share	$0.42	$0.23
Diluted earnings per share	$0.41	$0.23
Weighted-average shares outstanding (in thousands)
Basic	16,808	13,927
Diluted	17,081	14,093
Other comprehensive income, net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $(620) and $3,646, respectively)	$2,215	$5,248
Reclassification
Included in investment loss, net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $138 and $473, respectively)	(4,319)	(681)
Included in investment loss, net, in the statement of comprehensive income related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $-0- and $67, respectively)	—	95
Comprehensive income	$4,929	$7,839

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2012	12,560,970	$126	554,055	$6	$1,638,061	$39,006	$(1,219,906)	$457,293
Net income	—	—	—	—	—	—	49,461	49,461
Issuance of Class A common stock	3,492,667	34	—	—	86,930	—	—	86,964
Forfeitures of Class A common stock	(5,672)	—	—	—	(142)	—	—	(142)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	2,549	—	—	2,549
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $9,029)	—	—	—	—	—	14,184	—	14,184
Dividends declared	—	—	—	—	—	—	(58,481)	(58,481)
Balances, December 31, 2013	16,047,965	160	554,055	6	1,727,398	53,190	(1,228,926)	551,828
Net income	—	—	—	—	—	—	7,033	7,033
Issuance of Class A common stock	3,062,500	31	—	—	81,638	—	—	81,669
Forfeitures of Class A common stock	(1,835)	—	—	—	(48)	—	—	(48)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	677	—	—	677
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $(758))	—	—	—	—	—	(2,104)	—	(2,104)
Dividends declared	—	—	—	—	—	—	(17,308)	(17,308)
Balances, March 31, 2014	19,108,630	$191	554,055	$6	$1,809,665	$51,086	$(1,239,201)	$621,747

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,033	$3,177
Adjustments to reconcile net income to net cash provided by operating activities
Net investment loss, net	5,911	13,529
Net discount accretion on mortgage-backed securities	(3,317)	(1,795)
Deferred tax provision (benefit)	4,125	(350)
Other	630	495
Changes in operating assets
Interest receivable	(701)	738
Other receivables	197	12
Prepaid expenses and other assets	(1,733)	189
Changes in operating liabilities
Accounts payable and other liabilities	358	(3,934)
Accrued compensation and benefits	(4,355)	(403)
Net cash provided by operating activities	8,148	11,658
Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	—	(71,878)
Purchases of trading mortgage-backed securities	(254,986)	(125,557)
Proceeds from sales of available-for-sale mortgage-backed securities	8,626	4,779
Proceeds from sales of trading mortgage-backed securities	—	304,750
Receipt of principal payments on available-for-sale mortgage-backed securities	1,001	1,499
Receipt of principal payments on trading mortgage-backed securities	33,808	33,675
Proceeds from sold securities receivable	—	26,773
(Payments for) proceeds from derivatives and deposits, net	(23,980)	2,428
Other	16	28
Net cash (used in) provided by investing activities	(235,515)	176,497
Cash flows from financing activities:
Proceeds from (repayments of) repurchase agreements, net	223,892	(290,020)
Proceeds from stock issuance, net	81,769	87,113
Dividends paid	(14,630)	—
Net cash provided by (used in) financing activities	291,031	(202,907)
Net increase (decrease) in cash and cash equivalents	63,664	(14,752)
Cash and cash equivalents, beginning of period	48,628	35,837
Cash and cash equivalents, end of period	$112,292	$21,085
Supplemental cash flow information
Cash payments for interest	$2,303	$1,716
Cash payments for taxes	$399	$123

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Private-label MBS — The Company classifies non-agency-backed, or private-label, MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and other assumptions used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available. The significant inputs in the Company’s valuation process include default rate, loss severity, prepayment rate and discount rate. In general, significant increases (decreases) in default rate, loss severity or discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. However, significant increases (decreases) in prepayment rate may result in a significantly higher (lower) fair value measurement. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis. For example, an increase in the default rate may not increase the loss severity rate if actual losses are lower than the average. Also, changes in discount rates may be greatly influenced by market expectation at any given point based upon many variables not directly related to the MBS market. Therefore, each significant input is closely analyzed to ascertain the reasonableness for the Company’s valuation purposes.

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires management to make a number of assumptions, including assumptions about the future of interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. The assumptions the Company applies are specific to each security. Although the Company relies on its internal calculations to compute the fair value of these private-label MBS, the Company requests and considers indications of value, or the mark, from third-party dealers and the actual sales of private-label MBS to assist in the valuation process and calibrate our model.

Other investments — The Company’s other investments, which are classified within Level 3 of the fair value hierarchy, consist of investments in equity securities, investment funds, interest-only MBS, and other MBS-related securities.

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

Other — Cash and cash equivalents, interest receivable, deposits, other receivable, interest payable, accounts payable, accrued expenses and other liabilities are reflected in the consolidated balance sheets at their amortized cost (which approximates fair value because of the short term nature of these instruments) and classified within Level 1 of the fair value hierarchy, except for certain cash equivalents that are held in money market funds that are classified within Level 2 of the fair value hierarchy.

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

        Long-term debt represents remaining balances of trust preferred debt and senior debt issued by the Company. Trust preferred debt is classified within Level 3 of the fair value hierarchy as the fair value is determined after considering quoted market prices provided by a broker or dealer. The independent brokers or dealers providing market prices are those who make markets in or specialists with expertise in the valuation of these financial instruments. The Company’s senior debt, which is publicly traded on the New York Stock Exchange, is classified within Level 1 of the fair value hierarchy.

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$112,292	$112,292	$48,628	$48,628
Interest receivable	5,874	5,874	5,173	5,173
Sold securities receivable	7,107	7,107	—	—
Other receivables	15	15	212	212
MBS
Agency-backed MBS	1,953,999	1,953,999	1,576,499	1,576,499
Private-label MBS
Senior securities	—	—	7,066	7,066
Re-REMIC securities	329,846	329,846	334,233	334,233
Derivative assets	1,746	1,746	8,424	8,424
Other investments	2,032	2,032	2,065	2,065
Deposits	64,269	64,269	45,504	45,504
Financial liabilities
Repurchase agreements	1,771,522	1,771,522	1,547,630	1,547,630
Interest payable	731	731	774	774
Long-term debt	40,000	38,310	40,000	36,620
Derivative liabilities	43,288	43,288	33,129	33,129
Purchased securities payable	143,561	143,561	—	—
Accounts payable, accrued expenses and other liabilities	1,889	1,889	1,391	1,391

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2014
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,953,953	$—	$1,953,953	$—
Available-for-sale
Agency-backed MBS	46	—	46	—
Private-label MBS
Senior securities	—	—	—	—
Re-REMIC securities	329,846	—	—	329,846
Total available-for-sale	329,892	—	46	329,846
Total MBS	2,283,845	—	1,953,999	329,846
Derivative assets, at fair value	1,746	1,746	—	—
Derivative liabilities, at fair value	(43,288)	(43,288)	—	—
Interest-only MBS, at fair value	266	—	—	266
Total	$2,242,569	$(41,542)	$1,953,999	$330,112

	December 31, 2013
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,576,452	$—	$1,576,452	$—
Available-for-sale
Agency-backed MBS	47	—	47	—
Private-label MBS
Senior securities	7,066	—	—	7,066
Re-REMIC securities	334,233	—	—	334,233
Total available-for-sale	341,346	—	47	341,299
Total MBS	1,917,798	—	1,576,499	341,299
Derivative assets, at fair value	8,424	8,088	336	—
Derivative liabilities, at fair value	(33,129)	(32,156)	(973)	—
Interest-only MBS, at fair value	298	—	—	298
Total	$1,893,391	$(24,068)	$1,575,862	$341,597

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $330,112, or 12.50%, and $341,597, or 15.56%, of the Company’s total assets as of March 31, 2014 and December 31, 2013, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the three months ended March 31, 2014 or the year ended December 31, 2013.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $329,846 and $341,299 as of March 31, 2014 and December 31, 2013, respectively. The private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s private-label MBS were collateralized by residential prime and Alt-A mortgage loans and had the following weighted averages, based on face value, as of the dates indicated:

	March 31, 2014	December 31, 2013
Original loan-to-value	69%	69%
Original FICO score	725	725
Three-month prepayment rate	10%	14%
Three-month loss severities	33%	37%
Weighted average coupon	3.10%	3.34%

The significant unobservable inputs for the valuation model include the following weighted-averages, based on face value, as of the dates indicated:

	March 31, 2014		December 31, 2013
	Senior Securities(1)	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	—%	6.54%	6.00%	6.55%
Default rate	—%	3.41%	9.30%	3.62%
Loss severity rate	—%	43.54%	50.00%	44.82%
Prepayment rate	—%	11.61%	16.30%	11.69%

(1)	The Company did not own any senior securities on March 31, 2014.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	March 31, 2014		December 31, 2013
	Senior Securities(1)	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	—%	6.00 – 10.00%	6.00%	6.00 – 10.00%
Default rate	—%	1.00 – 9.60%	9.30%	0.95 – 9.60%
Loss severity rate	—%	28.40 – 57.50%	50.00%	29.15 – 57.50%
Prepayment rate	—%	7.75 – 19.00%	16.30%	6.40 – 19.00%

(1)	The Company did not own any senior securities on March 31, 2014.

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2014	$7,066	$334,233	$341,299
Total net gains (losses)
Included in earnings	1,684	3,083	4,767
Included in other comprehensive income	(1,654)	(1,191)	(2,845)
Purchases	—	—	—
Sales	(7,107)	(8,626)	(15,733)
Payments, net	(215)	(4,577)	(4,792)
Accretion of discount	226	6,924	7,150
Ending balance, March 31, 2014	$—	$329,846	$329,846
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Three Months Ended March 31, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2013	$7,519	$191,567	$199,086
Total net gains (losses)
Included in earnings	—	1,448	1,448
Included in other comprehensive income	36	7,867	7,903
Purchases	—	71,878	71,878
Sales	—	(4,779)	(4,779)
Payments, net	(383)	(5,006)	(5,389)
Accretion of discount	228	5,481	5,709
Ending balance, March 31, 2013	$7,400	$268,456	$275,856
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(162)	$(162)

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

Gains and losses included in earnings for the three months ended March 31, 2014 and 2013 are reported in the following statement of comprehensive income line descriptions:

	Other Loss, Investment Loss, net
	Three Months Ended March 31,
	2014	2013
Total gains included in earnings for the period	$4,767	$1,448
Change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(162)

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of March 31, 2014 and December 31, 2013, these financial assets are classified within the other investments category, represent the Company’s interest in non-public equity securities and investment funds and are valued at $1,766 and $1,767, respectively. For the three months ended March 31, 2013, the Company recorded a loss of $138 in the carrying value of these financial assets. For the three months ended March 31, 2014, there were no changes to the carrying value of these financial assets.

MBS, at Fair Value

MBS, at fair value(1)(2), consisted of the following as of the dates indicated:

	March 31, 2014					December 31, 2013
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$1,248,131	$—	54.65%	9.4	AAA	$997,488	$—	52.01%	9.4	AAA
Freddie Mac	705,822	—	30.91%	9.6	AAA	578,964	—	30.19%	9.6	AAA
Available-for-sale:
Agency-backed
Fannie Mae	46	—	—	5.3	AAA	47	—	—	5.8	AAA
Private-label
Senior securities	—	—	—	—	—	7,066	(4,789)	0.37%	4.8	C-
Re-REMIC securities	329,846	(188,504)	14.44%	11.1	NR	334,233	(202,450)	17.43%	11.4	NR
	$2,283,845	$(188,504)	100.00%			$1,917,798	$(207,239)	100.00%

(1)	The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at March 31, 2014 and December 31, 2013. The weighted-average coupon of the MBS portfolio at March 31, 2014 and December 31, 2013 was 3.87% and 3.90%, respectively.
(2)	As of March 31, 2014 and December 31, 2013, the Company’s MBS investments with a fair value of $1,914,576 and $1,673,911, respectively, were pledged as collateral for repurchase agreements.

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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$326,330	$207,853
Accretion of discount	(7,150)	(5,709)
Reclassifications, net	4,645	3,907
Acquisitions	—	62,874
Sales	(12,892)	(7,534)
Ending balance	$310,933	$261,391

For the available-for-sale, private-label MBS acquired during the three months ended March 31, 2014 and 2013, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the dates indicated:

	Three Months Ended March 31,
	2014	2013
Contractually required payments receivable	$—	$184,171
Cash flows expected to be collected	—	134,753
Basis in acquired securities	—	71,878

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	March 31, 2014
	Amortized Cost/Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$42	$4	$—	$46
Private-label MBS
Senior securities	—	—	—	—
Re-REMIC securities	270,069	59,823	(46)	329,846
Total	$270,111	$59,827	$(46)	$329,892

(1)	The amortized cost of MBS includes unamortized net discounts of $188,504 at March 31, 2014.

	December 31, 2013
	Amortized Cost/Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$43	$4	$—	$47
Private-label MBS
Senior securities	5,412	1,654	—	7,066
Re-REMIC securities	273,264	60,970	(1)	334,233
Total	$278,719	$62,628	$(1)	$341,346

(1)	The amortized cost of MBS includes unamortized net discounts of $207,239 at December 31, 2013.

For the three months ended March 31, 2013, the Company recorded other-than-temporary impairment charges of $162 as a component of investment loss, net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $510, prior to recognizing the other-than-temporary impairment charges. The Company recorded no other-than-temporary impairment charges on MBS during the three months ended March 31, 2014.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The following table presents a summary of other-than-temporary impairment charges included in earnings for the periods indicated and cumulative other-than-temporary impairment charges recognized on the MBS held as of the dates indicated:

	Three Months Ended March 31,
	2014	2013
Cumulative other-than-temporary impairment, beginning balance	$23,663	$23,768
Additions
Other-than-temporary impairments not previously recognized	—	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	162
Reductions
Decreases related to other-than-temporary impairments on sold securities with previously recognized other-than-temporary impairments	(2,636)	(1,375)
Cumulative other-than-temporary impairment, ending balance	$21,027	$22,555

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS
Proceeds from sales	$—	$15,733	$331,626	$4,779
Gross gains	—	4,669	—	1,561
Gross losses	—	—	3,971	—

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	March 31, 2014	December 31, 2013
Interest-only MBS	$266	$298
Non-public equity securities	975	975
Investment funds	791	792
Total other investments	$2,032	$2,065

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3. Borrowings:  – (continued)

As of March 31, 2014 and December 31, 2013, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	March 31, 2014	December 31, 2013
Outstanding balance	$1,771,522	$1,547,630
Value of assets pledged as collateral
Agency-backed MBS	1,796,610	1,556,763
Private-label MBS	117,966	117,148
Net amount(1)	143,054	126,281
Weighted-average rate	0.40%	0.45%
Weighted-average term to maturity	10.2 days	13.2 days

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

	March 31, 2014	March 31, 2013
Weighted-average outstanding balance during the three months ended	$1,680,941	$1,272,862
Weighted-average rate during the three months ended	0.41%	0.47%

Long-Term Debt

As of March 31, 2014 and December 31, 2013, the Company had $40,000 of outstanding long-term debentures. The Company’s long-term debentures consisted of the following as of the dates indicated:

	March 31, 2014		December 31, 2013
	Senior Notes	Trust Preferred Debt	Senior Notes	Trust Preferred Debt
Outstanding Principal	$25,000	$15,000	$25,000	$15,000
Annual Interest Rate	6.625%	LIBOR+ 2.25 – 3.00%	6.625%	LIBOR+ 2.25 – 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.625%	2.99%	6.625%	2.99%
Maturity	May 1, 2023	2033 – 2035	May 1, 2023	2033 – 2035
Early Redemption Date	May 1, 2016	2008 – 2010	May 1, 2016	2008 – 2010

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4. Derivative Financial Instruments and Hedging Activities:  – (continued)

During the three months ended March 31, 2014 and 2013, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three months ended March 31, 2014 and 2013, the Company recorded net (losses) gains of $(23,480) and $1,258, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures
Derivative assets	$2,818,000	$1,746	$8,758,000	$4,361
Derivative liabilities	14,772,000	(32,314)	6,787,000	(30,638)
Total Eurodollar futures(1)	17,590,000	(30,568)	15,545,000	(26,277)
10-year swap futures
Derivative assets	—	—	635,500	3,727
Derivative liabilities	625,000	(10,974)	31,000	(18)
Total 10-year swap futures(2)	625,000	(10,974)	666,500	3,709
5-year U.S. Treasury note futures	—	—	100,000	(1,500)
Commitment to purchase MBS	—	—	169,511	(973)
Commitment to sell MBS	—	—	125,000	336

(1)	The $17,590,000 total notional amount of Eurodollar futures contracts as of March 31, 2014 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2014 and 2018. As of March 31, 2014, the Company maintained $41,522 as a deposit and margin against the open Eurodollar futures contracts.
(2)	The $625,000 represents the total notional amount of 10-year swap futures as of March 31, 2014, of which $260,000 of notional amount matures in June 2014 and $365,000 in notional amount matures in March 2024. As of March 31, 2014, the Company maintained $22,747 as a deposit and margin against the open 10-year swap futures contracts.

5. Income Taxes:

The total income tax provision (benefit) for the three months ended March 31, 2014 and 2013 was $4,480 and $(3,762), respectively. The Company generated pre-tax book income (loss) of $11,513 and $(585) for the three months ended March 31, 2014 and 2013, respectively.

The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 38.9% and (643.1%), respectively. The effective tax rate during the three months ended March 31, 2014 approximated the statutory rate. The effective tax rate during the three months ended March 31, 2013 was lower than the statutory tax rate due to the realization of previously unrecognized tax benefits, including related accrued interest, that were fully reserved.

As of March 31, 2014, the Company had a net deferred tax asset of $162,483. The Company continues to provide a valuation allowance against the portion of the capital loss carryforwards which the Company believes is more likely than not that the benefits will not be realized prior to expiration. The Company will continue to assess the need for a valuation allowance at each reporting date.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5. Income Taxes:  – (continued)

As of March 31, 2014, the Company has assessed the need for a reserve against any uncertain tax position and has made the determination that such reserve is not necessary.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS) and state and local taxing jurisdictions where the Company has significant business operations. As of March 31, 2014, there are no on-going examinations.

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

	Three Months Ended March 31,
	2014		2013
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	16,808	16,808	13,927	13,927
Stock options, performance share units, and unvested restricted stock	—	273	—	166
Weighted-average common and common equivalent shares outstanding	16,808	17,081	13,927	14,093
Net income applicable to common stock	$7,033	$7,033	$3,177	$3,177
Net income per common share	$0.42	$0.41	$0.23	$0.23

The diluted earnings per share for the three months ended March 31, 2014 and 2013 did not include the antidilutive effect of 27,101 and 18,472 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units.

7. Equity:

Equity Offering

During the three months ended March 31, 2014, the Company completed a public offering of its Class A Common Stock as follows:

Closing date of the offering	March 28, 2014
Shares sold to public	2,750,000
Shares sold pursuant to the underwriter over-allotment	312,500
Total shares of Class A common stock sold in the offering	3,062,500
Public offering price per share	$27.40
Net proceeds(1)	$81,669

(1)	Net of underwriting discounts and commissions and expenses.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

7. Equity:  – (continued)

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.875	March 13	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011. Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of March 31, 2014 and December 31, 2013, 445,339 and 443,504 shares, respectively, remained available for issuance under the 2011 Plan.

Performance-Based Long-Term Incentive Program

On August 13, 2012, the Compensation Committee of the Board of Directors of the Company adopted a performance-based long-term incentive program (Performance-based Program) that provides for the issuance of two types of performance share units (PSUs) pursuant to the Company’s 2011 Plan.

The Compensation Committee established performance goals under the Performance-based Program. Two types of PSUs may be awarded under the Performance-based Program: Book Value PSUs and Total Shareholder Return Units (TSR PSUs). The Book Value PSUs are eligible to vest based on the compound annualized growth in the Company’s book value per share (i.e., book value change with such adjustments as determined and approved by the Compensation Committee plus dividends on a reinvested basis) during the applicable performance period. The TSR PSUs are eligible to vest based on the Company’s compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period.

The Company recorded $380 and $280, in compensation expenses related to the Performance-based Program during the three months ended March 31, 2014 and 2013, respectively.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

7. Equity:  – (continued)

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended March 31,
	2014	2013
Shares granted	—	—
Weight-average share price	$—	$—
Compensation expense recognized during the period	$192	$109

	March 31, 2014	December 31, 2013
Restricted Class A shares outstanding, unvested	53,003	57,673
Unrecognized compensation cost related to unvested shares	$646	$838
Weighted-average vesting period remaining	1.96 years	2.04 years

8. Recent Accounting Pronouncements:

On April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will be effective for the Company on January 1, 2015, and the Company does not expect it to have a significant impact on the Company’s financial statements upon implementation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and “our company” refer to Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Statements” immediately following Item 4 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including but not limited to making it more difficult for us to analyze our investment portfolio, reducing the market value of our MBS portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been evaluating, and will continue to evaluate, the potential impact of recent government actions, including developments relating to various state and federal government actions affecting the market price of MBS, related derivative securities, and interest rates. For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Our MBS portfolio is affected by general U.S. residential real estate market conditions and the overall U.S. economic environment. In particular, our MBS strategy and the performance of our MBS portfolio is influenced by the specific characteristics of these markets, including prepayment rates, credit losses, interest rates and the interest rate yield curve. Our results of operations with respect to our MBS portfolio primarily depend on, among other things, the level of our interest income, the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings and the cost and impact of our hedges. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow, which is generally based on the fair value of the MBS portfolio and the advance rate the lenders are willing to lend against the collateral provided. We have entered into various hedging transactions to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The market value of these hedge instruments is expected to fluctuate inversely relative to the value of the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value.

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

The economic news for the fourth quarter of 2013 was dominated by speculation over when the U.S. Federal Reserve would announce the tapering of QE3, as defined below. On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of agency-backed MBS by $5 billion per month and reduce its purchases of U.S. Treasury bonds by $5 billion per month beginning in January 2014. On January 29, 2014, the U.S. Federal Reserve announced that it would further reduce its purchases of agency-backed MBS by an additional $5 billion per month and further reduce its purchase of U.S. Treasury bonds by an additional $5 billion per month beginning in February 2014. On April 30, 2014, the U.S. Federal Reserve announced that it would reduce its monthly purchases by an additional $10 billion per month. These reductions, collectively, are commonly referred to as “tapering.” Beginning in May 2014, the Federal Reserve has announced that it plans to purchase $25 billion of U.S. Treasury bonds and $20 billion in agency-backed MBS per month.

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

Recent Government Activity

In June of 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA) introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Corker-Warner Bill) into the U.S. Senate. The proposed bill has served as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

GSE reform regained momentum in the first quarter of 2014 when Senators Tim Johnson (D-SD) and Mike Crapo (R-ID) released a proposed bill (the Johnson-Crapo Bill), which is closely based on the Corker-Warner Bill. Lawmakers on the Senate Banking Committee are expected to review the legislation closely in the coming weeks. The fate of the proposed legislation is unclear, as reports indicate that the U.S. House Republican leadership appears to favor a very different approach to reform.

The Johnson-Crapo Bill would create a new regulator, the Federal Mortgage Insurance Corp. (the FMIC). The FMIC’s backing for MBS would come in the form of a Mortgage Insurance Fund (the MIF), which would be designed to protect investors’ losses beyond a 10% first-loss position held by private participants in the market. Private firms would be permitted to buy mortgages and sell the securities after putting up 10% in first-loss capital. Meanwhile, a new small lender mutual cooperative would aim to provide members with access to the secondary mortgage market through a cash window and securitization services. The FMIC would supervise private-sector participants in the mortgage sector and provide additional means of support to the mortgage market during economic downturns. The FMIC would also be responsible for establishing securitization standards and underwriting requirements in loans that make up securities backed by the U.S. government.

Further, the Johnson-Crapo Bill details how regulators would wind-down Fannie Mae and Freddie Mac and how to begin a transition to the new housing finance system. The plan provides for the process to take place over a five year period, at the end of which the FMIC would be required to have met several benchmarks, including establishing a new securitization platform and approving a “sufficient number” of guarantors, aggregators, private mortgage insurers and multifamily guarantors.

There is no way to know if this proposal will become law, how this proposal would impact housing finance, and what impact, if any, it would have on companies that invest in MBS. The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency-backed MBS. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

Executive Summary

In the first quarter of 2014, markets continued to adjust to the Federal Reserve’s tapering policy. The Federal Open Market Committee of the Federal Reserve (FOMC) communicated that it was seeing an improvement in economic activity and labor market conditions. As a result, the FOMC announced each month beginning December 2013 through March 2014 that it would reduce its monthly purchases of agency-backed MBS and U.S. Treasury securities. The Federal Reserve’s current monthly purchases for April 2014 are down to $25 billion in agency-backed MBS and $30 billion of U.S. Treasury securities. On April 30, 2014, the Federal Reserve announced that it planned to decrease its monthly purchases to $25 billion of U.S. Treasury bonds and $20 billion of agency-backed MBS per month beginning in May 2014. Additionally, the FOMC has stated it would continue to reinvest principal payments from its holdings of these securities in agency-backed MBS and rolling over maturing U.S. Treasury securities at auction.

Actions taken by the Federal Reserve so far in 2014 have been in line with market expectations. Economic conditions and unemployment have moderated, and the colder than normal winter has moderated certain economic factors. With this backdrop, FOMC Chair Yellen surprised the market by responding to a question in a press conference stating that the federal funds rates target rate could rise as early as six months after the end of the asset purchase program. Additionally, the FOMC minutes showed that the Federal Reserve is considering other factors before short term interest rates are increased.

During the first quarter of 2014, yields have fallen and the yield curve has flattened since December 31, 2013. The 10-year Treasury decreased 30 basis points and the 5-year to 10-year Treasury curve flattened by 28.50 basis points. In addition, the spread between agency-backed MBS and interest rate swaps tightened during the first quarter ended March 31, 2014, with the spread between FNMA 30-year par priced securities and 5-year interest rate swaps tightening approximately 18 basis points.

With this backdrop, our combined portfolio performed in the first quarter of 2014 in line with our expectations. Our private-label MBS portfolio value increased due to continued demand for these assets and the continued improvement in their credit metrics. The agency-backed MBS values increased due to lower rates and tighter spreads. However, this improvement was more than offset by the reduced value of the hedges that we have against this portfolio. The combined 5-year and 10-year term hedges perform less favorably in falling and flattening yield curve environments. However, if rates rise and the yield curve steepens, then we expect that these hedges will outperform the decrease in value of our agency-backed MBS portfolio.

On March 28, 2014, we completed a public offering of 3,062,500 shares of Class A common stock, including 312,500 shares of Class A common stock purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $27.40 per share, for net proceeds of $81.7 million after deducting underwriting discounts and commissions and expenses.

Based on current economic indicators and trends in underlying credit and housing data, we continue to review the allocation of our available capital in an effort to maximize return to our shareholders. As of March 31, 2014, our MBS portfolio consisted of $2.3 billion in fair value, with $2.0 billion of agency-backed MBS and $0.3 billion of private-label MBS.

For the three months ended March 31, 2014, we had net income of $7.0 million, or $0.41 per share (diluted). As of March 31, 2014, our book value per share was $31.50.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the three months ended March 31, 2014. Our non-GAAP core operating income for the three months ended March 31, 2014 was $20.1 million. In determining core operating income, we excluded certain legacy litigation expenses and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for contractual interest and principal repayments in excess of proportionate invested capital, (3) other-than-temporary impairment charges recognized, (4) non-cash income tax provisions, and (5) benefit from the reversal of previously accrued federal and state tax liability and accrued interest related to uncertain tax positions. Additionally, starting in 2014, the Company has excluded both realized and unrealized gains and losses on the agency-backed MBS and all related hedge instruments, and has presented prior periods on a consistent basis. These adjustments are only for the purpose of calculating our non-GAAP core operating income; therefore, they do not change our GAAP book value as reported.

The Company’s portfolio strategy on the agency-backed MBS portfolio is to generate a net interest margin on the leveraged assets and hedge the market value of the assets, expecting that the fluctuations in the market value of the agency-backed MBS and related hedges should largely offset each other over time. As a result, the Company excludes both the realized and unrealized fluctuations in the gains and losses in the assets and hedges on its hedged, agency-backed MBS portfolio, when assessing the underlying core operating income of the Company. However, the Company’s portfolio strategy on the private-label MBS is to generate a total cash return comprised of both interest income and the cash return realized when the private-label MBS are sold which equals the difference between the sale price and the discount to par paid at acquisition. Therefore, the Company excludes non-cash accretion of private-label MBS purchase discounts from core operating income, but includes realized cash gains or losses on its private-label MBS portfolio in core operating income to reflect the total cash return on those securities over their holding period.

This non-GAAP core operating income measurement is used by management to analyze and assess the Company’s operating results on its portfolio and assist with the determination of the appropriate level of dividends. We believe that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our earnings capacity and trends. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, we believe net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013 Revised	2013 As Previously Reported
GAAP net income	$7,033	$3,177	$3,177
Adjustments
Legacy litigation expenses(1)	11	504	504
Stock compensation	677	495	495
Non-cash interest income related to purchase discount accretion(2)	(2,443)	(712)	(712)
Net realized and unrealized loss on trading MBS and hedge instruments	10,633	14,784	14,738
Benefit from the reversal of federal tax liability and accrued interest related to uncertain tax position	—	(3,744)	(3,744)
Other-than-temporary impairment charges	—	162	162
Non-cash income tax provisions	4,203	—	—
Non-GAAP core operating income	$20,114	$14,666	$14,620

(1)	Legacy litigation expenses relate to legal matters pertaining to events related to business activities the Company completed or exited in or prior to 2009 — primarily debt extinguishment, sub-prime mortgage origination and securitization and broker/dealer operations.
(2)	Non-cash interest income related to purchase discount accretion represents interest income recognized in excess of cash receipts related to contractual interest income and principal repayments in excess of proportionate invested capital.

As of March 31, 2014, our agency-backed MBS consisted of $1.9 billion in face value with a cost basis of $2.0 billion and had a fair value of $2.0 billion. Our agency-backed MBS had a weighted-average coupon of 4.06% and a weighted-average cost of funding of 0.34% at March 31, 2014. There were no sales of our agency-backed MBS during the three months ended March 31, 2014.

We have entered into various hedge instruments, which are described below, to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through December 31, 2018 and have a lifetime weighted-average rate of 2.96%, as compared to a lifetime weighted-average market rate of 2.26% as of March 31, 2014. The swap futures traded on the Chicago Board of Trade Exchange mature in June 2014 and have a weighted-average rate of 2.97%, as compared to a weighted-average market rate of 2.93% as of March 31, 2014. The swap futures traded on the Eris Exchange have a stated maturity of March 2024 and have a weighted-average rate of 3.15%, as compared to a weighted-average market rate of 2.84% as of March 31, 2014. The value of these hedge instruments is expected to fluctuate inversely relative to the value of the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value.

As of March 31, 2014, our private-label MBS portfolio consisted of $458.6 million in face value with an amortized cost basis of $270.1 million and had a fair value at $329.8 million. The unamortized net discount on our private-label MBS portfolio was $188.5 million as of March 31, 2014. During the three months ended March 31, 2014, we recognized net interest income of $6.8 million, representing a 9.8% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. During the three months ended March 31, 2014, we received proceeds of $15.7 million from the sale of $21.4 million in face value of our private-label MBS, realizing $4.7 million in gains. We did not recognize other-than-temporary impairment (OTTI) charges during the three months ended March 31, 2014. OTTI charges do not affect non-GAAP core operating income or book value, but does reduce our net income and lowers the accounting basis used to record future discount accretion.

Our remaining private-label MBS are re-REMIC tranches in securitization trusts issued between 2005 and 2010. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Re-REMIC and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 0.3% credit enhancement on a weighted-average basis, which, in addition to our purchase discount, provides protection to our invested capital.

We generally purchased the private-label MBS at a discount to face value. We estimate, at least on a quarterly basis, the future expected cash flows based on our observation and assessment of current information and events and by applying a number of assumptions related to prepayment rates, interest rates, default rates, loss severity rates and the timing and amount of cash flows and credit losses. These assumptions, which are disclosed in note 2 to our financial statements, are difficult to predict as they are subject to uncertainties and contingencies related to future events that may impact our estimates and interest income.

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

Interest income on the private-label MBS that were purchased at a discount to face value is recognized based on the security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Significant increases in the amount or timing of undiscounted expected future cash flows are recognized prospectively as an adjustment to the accretable yield. As a result, we may recognize higher non-cash interest income over the security’s holding period and may not realize the level of interest income recognized using the higher accretion rates. In addition, we may be subject to more frequent and higher non-cash OTTI charges than actual losses realized on the security as a result.

We evaluate available-for-sale securities for OTTI charges at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In general, when the fair value of an available-for-sale security is less than its amortized cost at the reporting date, the security is considered impaired. In evaluating these available-for-sale securities for OTTI charges, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) our intent to sell, and (5) whether it is more-likely-than-not we would be required to sell the security before anticipated recovery.

For available-for-sale, agency-backed MBS, if it is determined that the impairment is other-than-temporary, then the amount that the fair value is below its amortized cost basis is recorded as an impairment charge and recorded through earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the OTTI and the credit portion is recorded through our statement of comprehensive income.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, we re-evaluate the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or when last revised. The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes as compared to the discount rate used to calculate the fair value of the investment security is the current expected market rate. For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows is recorded as OTTI charges through our statement of comprehensive income.

Continued expectations of stabilization and improvement in the housing market, increased liquidity and available leverage have stabilized prices for our private-label MBS, particularly among re-REMIC mezzanine securities. Our re-REMIC securities are predominantly held in the subordinate tranches. We will continue to closely monitor the performance of these securities.

We have been evaluating, and will continue to evaluate, the opportunities across the MBS industry and seek the highest risk-adjusted returns for our capital, and to strengthen our position and to maximize return to our shareholders. We evaluated and prioritized the risk-adjusted return we expect to receive on every asset based upon a current cash yield perspective as well as from a total yield perspective that includes expected reflation, which is defined as an increase in value between the amortized cost basis and the par value of the security. Historically, based on market conditions, we believe our MBS assets have provided us with higher relative risk-adjusted rates of return than most other portfolio opportunities we have evaluated. We intend to continue to evaluate acquisition opportunities against the returns available in each of our asset alternatives and endeavor to allocate our assets and capital with an emphasis toward what we believe will generate the highest risk-adjusted return available. This strategy may cause us to have different allocations of capital in different environments. We believe we have constructed an MBS portfolio with attractive characteristics and will continue to monitor relative value between the various classes of MBS and may re-allocate our portfolio at any time based on management’s view of the market. We also believe the strategy of maintaining our combined portfolio, agency-backed MBS and private-label MBS, allows us to mitigate risk exposures in a sometimes unexpected and volatile environment.

The following is a summary of our net income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net interest income	$21,582	$16,724
Other loss, net	(5,914)	(13,533)
Other expenses	4,155	3,776
Income (loss) before income taxes	11,513	(585)
Income tax provision (benefit)	4,480	(3,762)
Net income	$7,033	$3,177

For the three months ended March 31, 2014, our net income was $7.0 million compared to net income of $3.2 million for the three months ended March 31, 2013. Our net income includes net interest income of $21.6 million and other net loss of $5.9 million for the three months ended March 31, 2014 compared to net interest income of $16.7 million and other net loss of $13.5 million for the three months ended March 31, 2013. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The decrease in other net loss is discussed below. Our other expenses increased to $4.2 million during the three months ended March 31, 2014 compared to $3.8 million for the three months ended March 31, 2013, primarily as a result of increases in variable compensation and legal settlement expenses offset by a decrease in legal expenses.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS as of March 31, 2014 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$1,193,931	$1,248,131
Freddie Mac	677,951	705,822
Available-for-sale
Agency-backed MBS
Fannie Mae	41	46
Private-label MBS
Senior securities	—	—
Re-REMIC securities	458,572	329,846
Other mortgage related assets	72,560	266
Total	$2,403,055	$2,284,111

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

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

We reported net income of $7.0 million for the three months ended March 31, 2014 compared to net income of $3.2 million for the three months ended March 31, 2013 which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Interest income	$23,867	$18,328
Interest expense	2,285	1,604
Net interest income	21,582	16,724
Other loss, net
Investment loss, net	(5,911)	(13,529)
Other loss	(3)	(4)
Total other loss, net	(5,914)	(13,533)
Other expenses	4,155	3,776
Income (loss) before income taxes	11,513	(585)
Income tax provision (benefit)	4,480	(3,762)
Net income	$7,033	$3,177

Net income increased $3.8 million from net income of $3.2 million for the three months ended March 31, 2013 to net income of $7.0 million for the three months ended March 31, 2014. The increase in net income is due to the following changes:

Net Interest Income

Net interest income increased $4.9 million (29.3%) from $16.7 million for the three months ended March 31, 2013 to $21.6 million for the three months ended March 31, 2014. The increase is primarily the result of fully deploying our investable capital generated from the capital raised from our public offerings in 2013 on a leveraged basis to our MBS portfolio. See additional yield analysis below. The components of income from our principal investment activities, net of related interest expense are as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Net interest income	$22,133	$16,839
Investment loss, net	(5,911)	(13,529)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$1,772,465	$16,708	3.77%	$1,328,451	$12,606	3.80%
Private-label MBS
Senior securities	5,462	226	16.55%	5,568	228	16.38%
Re-REMIC securities	274,053	6,924	10.11%	179,273	5,481	12.23%
Other investments	304	8	10.41%	464	13	10.95%
	$2,052,284	23,866	4.65%	$1,513,756	18,328	4.84%
Other(1)		1			—
		23,867			18,328
Repurchase agreements	$1,680,941	(1,734)	(0.41)%	$1,272,862	(1,489)	(0.47)%
Net interest income/spread		$22,133	4.24%		$16,839	4.37%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income of $5.3 million is primarily due to the increase in our agency-backed MBS portfolio from the deployment of capital raised from our public offerings during 2013 on a leveraged basis. The decreases in interest rates in the MBS portfolio and related repurchase agreements did not materially impact the change in net interest income for the three months ended March 31, 2014 from the three months ended March 31, 2013. Interest income from other investments represents interest on interest-only MBS securities.

Interest expense related to repurchase agreements increased $0.2 million (13.3%) to $1.7 million for the three months ended March 31, 2014 from $1.5 million for the three months ended March 31, 2013 due to the increase in the repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public offerings in 2013 in connection with the investment of such net proceeds. Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $0.6 million for the three months ended March 31, 2014 from $0.1 million for the three months ended March 31, 2013 due to the increase in long-term debt outstanding.

For the three months ended March 31, 2014, we earned net interest income from our principal investment activities of $22.1 million as compared to $16.8 million for the three months ended March 31, 2013. The effects of changes in the composition of our investments on our net interest income from our principal investment activities are summarized below (dollars in thousands):

	Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
	Rate(1)	Volume(1)	Total Change
MBS
Agency-backed MBS	$(84)	$4,186	$4,102
Private-label MBS
Senior securities	2	(4)	(2)
Re-REMIC securities	(1,076)	2,519	1,443
Total private-label MBS	(1,074)	2,515	1,441
Total MBS	(1,158)	6,701	5,543
Other interest	—	(4)	(4)
Repurchase agreements	243	(488)	(245)
	$(915)	$6,209	$5,294

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Other Loss, Net

Total other loss, net, decreased $7.6 million from a loss of $13.5 million for the three months ended March 31, 2013 to a loss of $5.9 million for the three months ended March 31, 2014 primarily due to an decrease in net investment losses as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Realized gains on sale of available-for-sale investments, net	$4,669	$1,561
Available-for-sale and cost method securities – OTTI charges	—	(162)
Gains (losses) on trading investments, net	12,760	(16,108)
(Losses) gains from derivative instruments, net	(23,480)	1,258
Other, net	140	(78)
Investment loss, net	$(5,911)	$(13,529)

The realized gains on sale of available-for-sale investments, net, recognized for the three months ended March 31, 2014 and 2013 were primarily the result of $15.7 million and $4.8 million of proceeds received, respectively, from the sales of $21.4 million and $7.7 million in face value of available-for-sale MBS, respectively. We recorded a gain of $4.7 million and $1.6 million from these sales for the three months ended March 31, 2014 and 2013, respectively.

We recorded OTTI charges of $0.2 million for the three months ended March 31, 2013 on available-for-sale, private-label MBS, with a cost basis of $0.5 million prior to recognizing the OTTI charges. We recorded no OTTI charges on MBS for the three months ended March 31, 2014. The OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at discount due to credit deterioration since origination. These OTTI charges do not represent additional credit deterioration but the change in timing of cash flow projection primarily due to higher than projected actual cash flows during the earlier periods.

The gains on trading investments, net, recognized for the three months ended March 31, 2014 were primarily the result of net mark-to-market gain adjustments of $12.8 million. There were no sales of trading investments for the three months ended March 31, 2014. The losses on trading investments, net, recognized for the three months ended March 31, 2013 were primarily the result of net mark-to-market loss adjustments of $12.1 million and net losses of $4.0 million from sales of trading investments. The securities sold during the three months ended March 31, 2013 had $1.0 million in net cumulative losses from the acquisition price.

The losses from derivative instruments recognized for the three months ended March 31, 2014 were the result of net realized losses of $6.6 million and net unrealized mark-to-market loss adjustments of $16.9 million. The derivative instruments closed during the three months ended March 31, 2014 had $6.6 million in net cumulative losses from the acquisition price. Gains from derivative instruments recognized for the three months ended March 31, 2013 were the result of net realized gains of $1.1 million and net unrealized mark-to-market gain adjustments of $0.2 million. The derivative instruments closed during the three months ended March 31, 2013 had $0.9 million in net cumulative gains from the acquisition price. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Other Expenses

Other expenses increased by $0.4 million (10.5%) from $3.8 million for the three months ended March 31, 2013 to $4.2 million for the three months ended March 31, 2014. The increase is primarily a result of increases in variable compensation and legal settlement expenses offset by a decrease in legal expenses.

Income Tax Provision (Benefit)

Total income tax provision increased from a benefit of $3.8 million for the three months ended March 31, 2013 to a provision of $4.5 million for the three months ended March 31, 2014. The increase in income tax provision was due primarily to the realization of previously unrecognized tax benefits including related accrued interest that were fully reserved related to an uncertain tax position during the three months ended March 31, 2013. As a result, our effective tax rate for the three months ended March 31, 2013 was lower than the statutory tax rate. There was no such activity during the three months ended March 31, 2014. The net deferred tax assets, which are partially offset by a valuation allowance, include NOLs, which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to being subject to alternative minimum tax.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS and proceeds from sales of MBS. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities or other securities registered pursuant to our effective shelf registration statement filed with the SEC. The 2011 Shelf Registration statement expired on January 20, 2014. On January 22, 2014 we filed a shelf registration statement on Form S-3 (File No. 333-193478) with the SEC (the 2014 Shelf Registration) to replace the expired shelf registration statement. The 2014 Shelf Registration was declared effective by the SEC on February 5, 2014. The 2014

Shelf Registration statement permits us to issue and publicly distribute various types of securities, including Class A common stock, preferred stock, debt securities, warrants and units, or any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750.0 million.

Pursuant to our 2014 Shelf Registration statement, on March 28, 2014, we completed a public offering of 3,062,500 shares of Class A common stock, including 312,500 shares purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $27.40 per share, for net proceeds of $81.7 million, after deducting underwriting discounts and commissions and expenses.

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

Cash Flows

As of March 31, 2014, our cash and cash equivalents totaled $112.3 million, representing a net increase of $63.7 million from $48.6 million as of December 31, 2013. The cash provided by operating activities of $8.1 million during the three months ended March 31, 2014 was attributable primarily to net income. The cash used in investing activities of $235.5 million relates primarily to purchases of MBS, net of sales of MBS. The cash provided by financing activities of $291.0 million relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio and from a completed public offering.

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

As of March 31, 2014, our liabilities totaled $2.0 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debt. As of March 31, 2014, we had $40.0 million of total long-term debt. Our trust preferred debt with a principal amount of $15.0 million outstanding as of March 31, 2014 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of March 31, 2014 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. As of March 31, 2014, our debt-to-equity leverage ratio was 2.9 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of March 31, 2014, the weighted-average interest rate under these agreements was 0.40%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	March 31, 2014	December 31, 2013
Outstanding balance	$1,771,522	$1,547,630
Weighted-average rate	0.40%	0.45%
Weighted-average term to maturity	10.2 days	13.2 days
Maximum amount outstanding at any month-end during the period	$1,771,522	$1,801,383

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits, long-term investments and deferred tax assets. As of March 31, 2014, liquid assets consisted primarily of cash and cash equivalents of $112.3 million and net investments in MBS of $512.3 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $2.2 billion at December 31, 2013 to $2.6 billion as of March 31, 2014. The increase in total assets reflects the deployment of capital raised from our public offering during the three months ended March 31, 2014 on a leveraged basis into our MBS portfolio. As of March 31, 2014, the total par and fair value of the MBS portfolio was $2.3 billion and the weighted-average coupon of the portfolio was 3.87%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors has approved and we have declared and paid the following dividends to date in 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.875	March 13	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2014 and December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We monitor market and business risk, including credit, interest rate, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and assets are exposed. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our risk management strategies.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended March 31, 2014:

	Senior Securities	Re-REMIC Securities	Total Private-Label Securities
Yield (% of amortized cost)	16.6%	10.1%	10.2%
Average cost (% of face value)	—	54.0%	54.0%
Weighted-average coupon	—	3.1%	3.1%
Delinquencies greater than 60 plus days	—	15.0%	15.0%
Credit enhancement	—	0.3%	0.3%
Severity (three months average)	—	32.6%	32.6%
Constant prepayment rate (three months average)	—	9.7%	9.7%

Key credit and prepayment measures in our private-label MBS portfolio reflected improvement during the three months ended March 31, 2014. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 15.0% at March 31, 2014 from 15.8% at December 31, 2013 and trailing three month average loss severities on liquidated loans decreased to 32.6% at March 31, 2014 from 37.3% at December 31, 2013. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of March 31, 2014. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	March 31, 2014
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS, Private-label	$329,846	$324,509	(1.62)%	$335,325	1.66%	$323,214	(2.01)%	$336,478	2.01%
MBS, Agency	1,953,999	1,953,999	—	1,953,999	—	1,953,999	—	1,953,999	—
Other	357,434	357,434	—	357,434	—	357,434	—	357,434	—
Total assets	$2,641,279	$2,635,942	(0.20)%	$2,646,758	0.21%	$2,634,647	(0.25)%	$2,647,911	0.25%
Liabilities	$2,019,532	$2,019,532	—	$2,019,532	—	$2,019,532	—	$2,019,532	—
Equity	621,747	616,410	(0.86)%	627,226	0.88%	615,115	(1.07)%	628,379	1.07%
Total liabilities and equity	$2,641,279	$2,635,942	(0.20)%	$2,646,758	0.21%	$2,634,647	(0.25)%	$2,647,911	0.25%
Book value per share	$31.50	$31.23	(0.86)%	$31.78	0.88%	$31.17	(1.07)%	$31.84	1.07%

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures, U.S. Treasury note futures, and swap futures. The counterparties to our derivative agreements at March 31, 2014 are various exchanges. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 5.50 in a rising interest rate environment and 4.61 in a declining interest rate environment.

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

	March 31, 2014
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$2,283,845	$2,158,281	(5.50)%	$2,389,098	4.61%
Derivative asset	1,746	8,791	403.49%	(5,299)	(403.49)%
Other	355,688	355,688	—	355,688	—
Total assets	$2,641,279	$2,522,760	(4.49)%	$2,739,487	3.72%
Liabilities
Repurchase agreements	$1,771,522	$1,771,522	—	$1,771,522	—
Derivative liability	43,288	(51,142)	(218.14)%	137,718	218.14%
Other	204,722	204,722	—	204,722	—
Total liabilities	2,019,532	1,925,102	(4.68)%	2,113,962	4.68%
Equity	621,747	597,658	(3.87)%	625,525	0.61%
Total liabilities and equity	$2,641,279	$2,522,760	(4.49)%	$2,739,487	3.72%
Book value per share	$31.50	$30.28	(3.87)%	$31.69	0.61%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of March 31, 2014 (dollars in thousands, except per share amounts).

	March 31, 2014
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$1,766	$1,943	10.00%	$1,589	(10.00)%
Other	2,639,513	2,639,513	—	2,639,513	—
Total assets	$2,641,279	$2,641,456	0.01%	$2,641,102	(0.01)%
Liabilities	$2,019,532	$2,019,532	—	$2,019,532	—
Equity	621,747	621,924	0.03%	621,570	(0.03)%
Total liabilities and equity	$2,641,279	$2,641,456	0.01%	$2,641,102	(0.01)%
Book value per share	$31.50	$31.51	0.03%	$31.49	(0.03)%

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;
•	current conditions and further adverse developments in the residential mortgage market and the overall economy;
•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) and the U.S. Federal Reserve, for investments in agency-backed MBS, as well as the reduction by the U.S. Federal Reserve of its purchases of agency-backed MBS;
•	the federal conservatorship of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;
•	mortgage loan prepayment activity, modification programs and future legislative action;
•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;
•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;

•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets;
•	our ability to successfully expand our business into areas other than investing in MBS; and
•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Item 1A — Risk Factors”.

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

Changes in Internal Control Over Financial Reporting

There has been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2014, we did not repurchase any shares of our Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).
4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.3	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Registrant on May 1, 2013).
4.4	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).
4.5	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2014 and the Year Ended December 31, 2013; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

By:	/s/ KURT R. HARRINGTON Kurt R. Harrington Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)

Date: May 2, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).
4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.3	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Registrant on May 1, 2013).
4.4	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).
4.5	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2014 and the Year Ended December 31, 2013; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013.