Form 10-Q
period 2014-06-30
Arlington Asset Investment Corp.
filed 2014-08-01
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2014:

Title	Outstanding
Class A Common Stock	19,263,688 shares
Class B Common Stock	449,228 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014
INDEX

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$26,954	$48,628
Receivables
Interest	8,908	5,173
Other	212	212
Mortgage-backed securities, at fair value
Available-for-sale	314,189	341,346
Trading	2,813,983	1,576,452
Other investments	2,057	2,065
Derivative assets, at fair value	2,556	8,424
Deferred tax assets, net	151,669	165,851
Deposits	109,680	45,504
Prepaid expenses and other assets	1,530	1,311
Total assets	$3,431,738	$2,194,966
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$2,666,251	$1,547,630
Interest payable	871	774
Accrued compensation and benefits	2,857	5,584
Dividend payable	17,348	14,630
Derivative liabilities, at fair value	80,487	33,129
Accounts payable, accrued expenses and other liabilities	1,292	1,391
Long-term debt	40,000	40,000
Total liabilities	2,809,106	1,643,138
Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 19,263,688 and 16,047,965 shares issued and outstanding, respectively	193	160
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 449,228 and 554,055 shares issued and outstanding, respectively	4	6
Additional paid-in capital	1,810,297	1,727,398
Accumulated other comprehensive income, net of taxes of $7,914 and $9,436, respectively	49,848	53,190
Accumulated deficit	(1,237,710)	(1,228,926)
Total equity	622,632	551,828
Total liabilities and equity	$3,431,738	$2,194,966

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$30,063	$23,145	$53,930	$41,473
Interest expense
Interest on short-term debt	2,124	1,814	3,858	3,303
Interest on long-term debt	552	406	1,103	521
Total interest expense	2,676	2,220	4,961	3,824
Net interest income	27,387	20,925	48,969	37,649
Other income (loss), net
Investment gain (loss), net	7,910	(11,253)	1,999	(24,782)
Other loss	(4)	(4)	(7)	(8)
Total other income (loss), net	7,906	(11,257)	1,992	(24,790)
Operating income before other expenses	35,293	9,668	50,961	12,859
Other expenses
Compensation and benefits	3,185	2,643	6,146	4,992
Professional services	395	555	911	1,676
Business development	56	30	87	62
Occupancy and equipment	120	111	219	232
Communications	52	46	99	93
Other operating expenses	572	535	1,073	641
Total other expenses	4,380	3,920	8,535	7,696
Income before income taxes	30,913	5,748	42,426	5,163
Income tax provision (benefit)	12,074	2,554	16,554	(1,208)
Net income	$18,839	$3,194	$25,872	$6,371
Basic earnings per share	$0.95	$0.19	$1.42	$0.42
Diluted earnings per share	$0.94	$0.19	$1.39	$0.41
Weighted-average shares outstanding (in thousands)
Basic	19,740	16,655	18,282	15,299
Diluted	20,060	16,832	18,579	15,470
Other comprehensive income, net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $(619), $5,927, $(1,235), and $9,255, respectively)	$3,081	$8,528	$5,425	$13,318
Reclassification
Included in investment gains (loss), net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $175, $2,215, $318, and $2,370, respectively)	(4,368)	(3,187)	(8,816)	(3,410)
Included in investment gain (loss), net, in the statement of comprehensive income related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $31, $298, $31, and $365, respectively)	49	430	49	525
Comprehensive income	$17,601	$8,965	$22,530	$16,804

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2012	12,560,970	$126	554,055	$6	$1,638,061	$39,006	$(1,219,906)	$457,293
Net income	—	—	—	—	—	—	49,461	49,461
Issuance of Class A common stock	3,492,667	34	—	—	86,930	—	—	86,964
Forfeitures of Class A common stock	(5,672)	—	—	—	(142)	—	—	(142)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	2,549	—	—	2,549
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $9,029)	—	—	—	—	—	14,184	—	14,184
Dividends declared	—	—	—	—	—	—	(58,481)	(58,481)
Balances, December 31, 2013	16,047,965	160	554,055	6	1,727,398	53,190	(1,228,926)	551,828
Net income	—	—	—	—	—	—	25,872	25,872
Conversion of Class B shares to Class A shares	104,827	2	(104,827)	(2)	—	—	—	—
Issuance of Class A common stock	3,118,098	31	—	—	81,638	—	—	81,669
Forfeitures of Class A common stock	(7,202)	—	—	—	(195)	—	—	(195)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	1,456	—	—	1,456
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $(1,522))	—	—	—	—	—	(3,342)	—	(3,342)
Dividends declared	—	—	—	—	—	—	(34,656)	(34,656)
Balances, June 30, 2014	19,263,688	$193	449,228	$4	$1,810,297	$49,848	$(1,237,710)	$622,632

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$25,872	$6,371
Adjustments to reconcile net income to net cash provided by operating activities
Net investment (gain) loss	(1,999)	24,782
Net discount accretion on mortgage-backed securities	(6,725)	(3,878)
Deferred tax provision	15,704	1,851
Other	1,264	943
Changes in operating assets
Interest receivable	(3,735)	(1,098)
Other receivables	—	391
Prepaid expenses and other assets	(7,997)	(467)
Changes in operating liabilities
Accounts payable and other liabilities	(2)	(3,241)
Accrued compensation and benefits	(2,727)	1,051
Net cash provided by operating activities	19,655	26,705
Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	—	(122,840)
Purchases of trading mortgage-backed securities	(1,253,498)	(964,033)
Proceeds from sales of available-for-sale mortgage-backed securities	37,231	27,798
Proceeds from sales of trading mortgage-backed securities	—	500,303
Receipt of principal payments on available-for-sale mortgage-backed securities	1,389	2,997
Receipt of principal payments on trading mortgage-backed securities	78,422	81,285
Proceeds from sold securities receivable	—	26,773
(Payments for) proceeds from derivatives and deposits, net	(73,238)	48,823
Other	13	85
Net cash used in investing activities	(1,209,681)	(398,809)
Cash flows from financing activities:
Proceeds from repurchase agreements, net	1,118,621	278,125
Proceeds from stock issuance, net	81,669	86,964
Proceeds from long-term debt issuance, net	—	24,038
Dividends paid	(31,938)	(14,587)
Net cash provided by financing activities	1,168,352	374,540
Net (decrease) increase in cash and cash equivalents	(21,674)	2,436
Cash and cash equivalents, beginning of period	48,628	35,837
Cash and cash equivalents, end of period	$26,954	$38,273
Supplemental cash flow information
Cash payments for interest	$4,813	$3,579
Cash payments for taxes	$789	$345

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Other investments — The Company’s other investments, which are classified within Level 3 of the fair value hierarchy, consist of investments in equity securities, investment funds and other MBS-related securities, such as interest-only MBS.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$26,954	$26,954	$48,628	$48,628
Interest receivable	8,908	8,908	5,173	5,173
Other receivables	212	212	212	212
MBS
Agency-backed MBS	2,814,024	2,814,024	1,576,499	1,576,499
Private-label MBS
Senior securities	—	—	7,066	7,066
Re-REMIC securities	314,148	314,148	334,233	334,233
Derivative assets	2,556	2,556	8,424	8,424
Other investments	2,057	2,057	2,065	2,065
Deposits	109,680	109,680	45,504	45,504
Financial liabilities
Repurchase agreements	2,666,251	2,666,251	1,547,630	1,547,630
Interest payable	871	871	774	774
Long-term debt	40,000	39,500	40,000	36,620
Derivative liabilities	80,487	80,487	33,129	33,129
Accounts payable, accrued expenses and other liabilities	1,292	1,292	1,391	1,391

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	June 30, 2014
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$2,813,983	$—	$2,813,983	$—
Available-for-sale
Agency-backed MBS	41	—	41	—
Private-label MBS
Senior securities	—	—	—	—
Re-REMIC securities	314,148	—	—	314,148
Total available-for-sale	314,189	—	41	314,148
Total MBS	3,128,172	—	2,814,024	314,148
Derivative assets, at fair value	2,556	701	1,855	—
Derivative liabilities, at fair value	(80,487)	(79,225)	(1,262)	—
Interest-only MBS, at fair value	237	—	—	237
Total	$3,050,478	$(78,524)	$2,814,617	$314,385

	December 31, 2013
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,576,452	$—	$1,576,452	$—
Available-for-sale
Agency-backed MBS	47	—	47	—
Private-label MBS
Senior securities	7,066	—	—	7,066
Re-REMIC securities	334,233	—	—	334,233
Total available-for-sale	341,346	—	47	341,299
Total MBS	1,917,798	—	1,576,499	341,299
Derivative assets, at fair value	8,424	8,088	336	—
Derivative liabilities, at fair value	(33,129)	(32,156)	(973)	—
Interest-only MBS, at fair value	298	—	—	298
Total	$1,893,391	$(24,068)	$1,575,862	$341,597

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $314,385, or 9.16%, and $341,597, or 15.56%, of the Company’s total assets as of June 30, 2014 and December 31, 2013, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2014 or the year ended December 31, 2013.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $314,148 and $341,299 as of June 30, 2014 and December 31, 2013, respectively. The private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s private-label MBS were collateralized by residential prime and Alt-A mortgage loans and had the following weighted average characteristics, based on face value, as of the dates indicated:

	June 30, 2014	December 31, 2013
Original loan-to-value	68%	69%
Original FICO score	724	725
Three-month prepayment rate	11%	14%
Three-month loss severities	32%	37%
Weighted average coupon	3.00%	3.34%

The significant unobservable inputs for the valuation model include the following weighted-averages, based on face value, as of the dates indicated:

	June 30, 2014		December 31, 2013
	Senior Securities(1)	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	—%	6.51%	6.00%	6.55%
Default rate	—%	3.13%	9.30%	3.62%
Loss severity rate	—%	42.12%	50.00%	44.82%
Prepayment rate	—%	11.29%	16.30%	11.69%

(1)	The Company did not own any senior securities on June 30, 2014.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	June 30, 2014		December 31, 2013
	Senior Securities(1)	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	—%	6.00 – 10.00%	6.00%	6.00 – 10.00%
Default rate	—%	1.00 – 8.80%	9.30%	0.95 – 9.60%
Loss severity rate	—%	29.29 – 57.50%	50.00%	29.15 – 57.50%
Prepayment rate	—%	7.40 – 17.70%	16.30%	6.40 – 19.00%

(1)	The Company did not own any senior securities on June 30, 2014.

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2014	$—	$329,846	$329,846
Total net gains (losses)
Included in earnings	6	4,759	4,765
Included in other comprehensive income	—	(2,019)	(2,019)
Purchases	—	—	—
Sales	78	(21,576)	(21,498)
Payments, net	(104)	(3,711)	(3,815)
Accretion of discount	20	6,849	6,869
Ending balance, June 30, 2014	$—	$314,148	$314,148
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(51)	$(51)

	Three Months Ended June 30, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2013	$7,400	$268,456	$275,856
Total net gains (losses)
Included in earnings	—	6,342	6,342
Included in other comprehensive income	(123)	9,936	9,813
Purchases	—	59,325	59,325
Sales	—	(23,019)	(23,019)
Payments, net	(255)	(5,752)	(6,007)
Accretion of discount	224	6,386	6,610
Ending balance, June 30, 2013	$7,246	$321,674	$328,920
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(728)	$(728)

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

	Six Months Ended June 30, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2014	$7,066	$334,233	$341,299
Total net gains (losses)
Included in earnings	1,690	7,842	9,532
Included in other comprehensive income	(1,654)	(3,210)	(4,864)
Purchases	—	—	—
Sales	(7,029)	(30,202)	(37,231)
Payments, net	(319)	(8,288)	(8,607)
Accretion of discount	246	13,773	14,019
Ending balance, June 30, 2014	$—	$314,148	$314,148
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(51)	$(51)

	Six Months Ended June 30, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2013	$7,519	$191,567	$199,086
Total net gains (losses)
Included in earnings	—	7,790	7,790
Included in other comprehensive income	(87)	17,803	17,716
Purchases	—	131,203	131,203
Sales	—	(27,798)	(27,798)
Payments, net	(638)	(10,758)	(11,396)
Accretion of discount	452	11,867	12,319
Ending balance, June 30, 2013	$7,246	$321,674	$328,920
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(890)	$(890)

Gains and losses included in earnings for the three and six months ended June 30, 2014 and 2013 are reported in the following statement of comprehensive income line descriptions:

	Other Income (Loss), Investment Gain (Loss), net
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total gains (losses) included in earnings for the period	$4,765	$6,342	$9,532	$7,790
Change in unrealized gains (losses) relating to Level 3 assets still held at reporting date	$(51)	$(728)	$(51)	$(890)

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable,

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of June 30, 2014 and December 31, 2013, these financial assets are classified within the other investments category, represent the Company’s interest in non-public equity securities and investment funds and are valued at $1,820 and $1,767, respectively. For the six months ended June 30, 2013, the Company recorded losses of $138 in the carrying value of these financial assets. For the three months ended June 30, 2013 and for the three and six months ended June 30, 2014, there were no changes to the carrying value of these financial assets.

MBS, at Fair Value

MBS, at fair value(1)(2), consisted of the following as of the dates indicated:

	June 30, 2014					December 31, 2013
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$1,661,538	$—	53.12%	9.1	AAA	$997,488	$—	52.01%	9.4	AAA
Freddie Mac	1,152,445	—	36.84%	9.3	AAA	578,964	—	30.19%	9.6	AAA
Available-for-sale:
Agency-backed
Fannie Mae	41	—	—	5.3	AAA	47	—	—	5.8	AAA
Private-label
Senior securities	—	—	—	—	—	7,066	(4,789)	0.37%	4.8	C-
Re-REMIC securities	314,148	(167,491)	10.04%	10.9	NR	334,233	(202,450)	17.43%	11.4	NR
	$3,128,172	$(167,491)	100.00%			$1,917,798	$(207,239)	100.00%

(1)	The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at June 30, 2014 and December 31, 2013. The weighted-average coupon of the MBS portfolio at June 30, 2014 and December 31, 2013 was 3.90%.
(2)	As of June 30, 2014 and December 31, 2013, the Company’s MBS investments with a fair value of $2,876,593 and $1,673,911, respectively, were pledged as collateral for repurchase agreements.
(3)	The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S. credit rating to “AA+” by Standard & Poor’s during the quarter ended September 30, 2011 and Fitch Ratings Inc.’s announcement on October 15, 2013 that it had placed the U.S. credit rating on negative watch, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$310,933	$261,391	$326,330	$207,853
Accretion of discount	(6,869)	(6,610)	(14,019)	(12,319)
Reclassifications, net	8,727	28,702	13,372	32,609
Acquisitions	—	50,871	—	113,745
Sales	(21,663)	(16,659)	(34,555)	(24,193)
Ending balance	$291,128	$317,695	$291,128	$317,695

For the available-for-sale, private-label MBS acquired during the three and six months ended June 30, 2014 and 2013, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractually required payments receivable	$—	$148,689	$—	$332,860
Cash flows expected to be collected	—	110,195	—	244,948
Basis in acquired securities	—	59,324	—	131,203

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	June 30, 2014
	Amortized Cost/Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$37	$4	$—	$41
Private-label MBS
Senior securities	—	—	—	—
Re-REMIC securities	256,389	57,783	(24)	314,148
Total	$256,426	$57,787	$(24)	$314,189

(1)	The amortized cost of MBS includes unamortized net discounts of $167,491 at June 30, 2014.

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

For the three and six months ended June 30, 2014, the Company recorded other-than-temporary impairment charges of $51 as a component of investment gain (loss), net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $2,174, prior to recognizing the other-than-temporary impairment charges. For the three and six months ended June 30, 2013, the Company recorded other-than-temporary impairment charges of $728 and $890, respectively, as a component of investment gain (loss), net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $1,341 and $1,584, respectively, prior to recognizing the other-than-temporary impairment charges.

The following table presents a summary of other-than-temporary impairment charges included in earnings for the periods indicated and cumulative other-than-temporary impairment charges recognized on the MBS held as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cumulative other-than-temporary impairment, beginning balance	$21,027	$22,555	$23,663	$23,768
Additions
Other-than-temporary impairments not previously recognized	51	—	51	—
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	728	—	890
Reductions
Decreases related to other-than-temporary impairments on sold securities	(1,391)	—	(4,027)	(1,375)
Cumulative other-than-temporary impairment, ending balance	$19,687	$23,283	$19,687	$23,283

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Agency-Backed MBS	Private-Label MBS	Agency-Backed MBS	Private-Label MBS	Agency-Backed MBS	Private-Label MBS	Agency-Backed MBS	Private- Label MBS
Proceeds from sales	$—	$21,499	$196,113	$23,020	$—	$37,231	$527,738	$27,798
Gross gains	—	4,690	529	6,928	—	9,359	531	8,489
Gross losses	—	—	1,655	—	—	—	6,973	—

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	June 30, 2014	December 31, 2013
Interest-only MBS	$237	$298
Non-public equity securities	975	975
Investment funds	845	792
Total other investments	$2,057	$2,065

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

As of June 30, 2014 and December 31, 2013, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	June 30, 2014	December 31, 2013
Outstanding balance	$2,666,251	$1,547,630
Value of assets pledged as collateral
Agency-backed MBS	2,763,301	1,556,763
Private-label MBS	113,292	117,148
Net amount(1)	210,342	126,281
Weighted-average rate	0.36%	0.45%
Weighted-average term to maturity	14.0 days	13.2 days

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3. Borrowings:  – (continued)

	June 30, 2014	June 30, 2013
Weighted-average outstanding balance during the three months ended	$2,300,868	$1,660,108
Weighted-average rate during the three months ended	0.37%	0.43%
Weighted-average outstanding balance during the six months ended	$1,990,904	$1,466,485
Weighted-average rate during the six months ended	0.39%	0.45%

Long-Term Debt

As of June 30, 2014 and December 31, 2013, the Company had $40,000 of outstanding long-term debentures. The Company’s long-term debentures consisted of the following as of the dates indicated:

	June 30, 2014		December 31, 2013
	Senior Notes	Trust Preferred Debt	Senior Notes	Trust Preferred Debt
Outstanding Principal	$25,000	$15,000	$25,000	$15,000
Annual Interest Rate	6.625%	LIBOR + 2.25 – 3.00%	6.625%	LIBOR + 2.25 – 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.625%	2.98%	6.625%	2.99%
Maturity	May 1, 2023	2033 – 2035	May 1, 2023	2033 – 2035
Early Redemption Date	May 1, 2016	2008 – 2010	May 1, 2016	2008 – 2010

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4. Derivative Financial Instruments and Hedging Activities:  – (continued)

During the three and six months ended June 30, 2014 and 2013, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three and six months ended June 30, 2014, the Company recorded net losses of $46,585 and $70,065, respectively, on these derivatives. For the three and six months ended June 30, 2013, the Company recorded net gains of $57,776 and $59,034, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures
Derivative assets	$1,488,000	$701	$8,758,000	$4,361
Derivative liabilities	27,772,000	(52,216)	6,787,000	(30,638)
Total Eurodollar futures(1)	29,260,000	(51,515)	15,545,000	(26,277)
10-year swap futures
Derivative assets	—	—	635,500	3,727
Derivative liabilities	895,000	(27,009)	31,000	(18)
Total 10-year swap futures(2)	895,000	(27,009)	666,500	3,709
5-year U.S. Treasury note futures	—	—	100,000	(1,500)
Commitment to purchase MBS(3)	75,000	1,855	169,511	(973)
Commitment to sell MBS(4)	125,000	(1,262)	125,000	336

(1)	The $29,260,000 total notional amount of Eurodollar futures contracts as of June 30, 2014 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2014 and 2018. As of June 30, 2014, the Company maintained $66,681 as a deposit and margin against the open Eurodollar futures contracts.
(2)	The $895,000 represents the total notional amount of 10-year swap futures as of June 30, 2014, of which $530,000 of notional amount matures in September 2014 and $365,000 in notional amount matures in March 2024. As of June 30, 2014, the Company maintained $42,999 as a deposit and margin against the open 10-year swap futures contracts.
(3)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate MBS securities.
(4)	The total notional amount of commitment to sell MBS represents forward commitments to sell fixed-rate MBS securities.

5. Income Taxes:

The total income tax provision for the three and six months ended June 30, 2014 was $12,074 and $16,554, respectively. The total income tax provision (benefit) for the three and six months ended June 30, 2013 was $2,554 and $(1,208), respectively. The Company generated pre-tax book income of $30,913 and $42,426 for the three and six months ended June 30, 2014, respectively. The Company generated pre-tax book income of $5,748 and $5,163 for the three and six months ended June 30, 2013, respectively.

The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 39.0% and (23.4%), respectively. The effective tax rate during the six months ended June 30, 2014 approximated the

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5. Income Taxes:  – (continued)

statutory rate. The effective tax rate during the six months ended June 30, 2013 was lower than the statutory tax rate due to the realization of previously unrecognized tax benefits, including related accrued interest, that were fully reserved.

As of June 30, 2014, the Company had a net deferred tax asset of $151,669. The Company continues to provide a valuation allowance against the portion of the capital loss carryforwards which the Company believes is more likely than not that the benefits will not be realized prior to expiration. The Company will continue to assess the need for a valuation allowance at each reporting date.

As of June 30, 2014, the Company has assessed the need for a reserve against any uncertain tax position and has made the determination that such reserve is not necessary.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS) and state and local taxing jurisdictions where the Company has significant business operations. As of June 30, 2014, there are no on-going examinations.

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

	Three Months Ended June 30,
	2014		2013
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	19,740	19,740	16,655	16,655
Stock options, performance share units, and unvested restricted stock	—	320	—	177
Weighted-average common and common equivalent shares outstanding	19,740	20,060	16,655	16,832
Net income applicable to common stock	$18,839	$18,839	$3,194	$3,194
Net income per common share	$0.95	$0.94	$0.19	$0.19

	Six Months Ended June 30,
	2014		2013
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	18,282	18,282	15,299	15,299
Stock options, performance share units, and unvested restricted stock	—	297	—	171
Weighted-average common and common equivalent shares outstanding	18,282	18,579	15,299	15,470
Net income applicable to common stock	$25,872	$25,872	$6,371	$6,371
Net income per common share	$1.42	$1.39	$0.42	$0.41

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

6. Earnings Per Share:  – (continued)

The diluted earnings per share for the three and six months ended June 30, 2014 did not include the antidilutive effect of 22,667 and 24,897 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units. The diluted earnings per share for the three and six months ended June 30, 2013 did not include the antidilutive effect of 9,005 and 13,733 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units.

7. Equity:

Equity Offering

During the six months ended June 30, 2014, the Company completed a public offering of its Class A Common Stock as follows:

Closing date of the offering	March 28, 2014
Shares sold to public	2,750,000
Shares sold pursuant to the underwriter over-allotment option	312,500
Total shares of Class A common stock sold in the offering	3,062,500
Public offering price per share	$27.40
Net proceeds(1)	$81,669

(1)	Net of underwriting discounts and commissions and expenses.

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

Long-Term Incentive Plan

On April 13, 2011, the Board of Directors adopted the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). The 2011 Plan was approved by the Company’s shareholders and became effective on June 2, 2011. Under the 2011 Plan, shares of Class A common stock of the Company may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of June 30, 2014 and December 31, 2013, 393,716 and 443,504 shares, respectively, remained available for issuance under the 2011 Plan.

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

The Company recorded $468 and $848, in compensation expenses related to the Performance-based Program during the three and six months ended June 30, 2014, respectively. The Company recorded $237 and $517 in compensation expenses related to the Performance-based Program during the three and six months ended June 30, 2013, respectively.

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Shares granted	36,102	36,000	36,102	36,000
Weight-average share price	$27.70	$26.74	$27.70	$26.74
Compensation expense recognized during the period	$203	$100	$395	$209

	June 30, 2014	December 31, 2013
Restricted Class A shares outstanding, unvested	77,109	57,673
Unrecognized compensation cost related to unvested shares	$1,443	$838
Weighted-average vesting period remaining	2.22 years	2.04 years

Conversion of Class B Common Stock to Class A Common Stock

During the three months ended June 30, 2014, a holder of the Company’s common stock converted an aggregate of 104,827 shares of Class B common stock into 104,827 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company’s Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. The Company does not expect ASU No. 2014-09 to have a significant impact on the Company’s financial statements upon implementation.

9. Subsequent Events:

On July 1, 2014, the Company granted Book Value PSUs and TSR PSUs to the participants in the Performance-based Program (2014 PSU Grants). For the 2014 PSU Grants, the Compensation Committee awarded PSUs with an aggregate grant date fair value equal to 100% of the awardee’s base salary, with 50% of the total grant date fair value represented by Book Value PSUs and 50% of the total grant date fair value represented by TSR PSUs. The 2014 PSU Grants have a three-year performance period.

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

Our Company

We are a principal investment firm that currently acquires and holds primarily mortgage-related assets. We acquire residential mortgage-backed securities (MBS), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (agency-backed MBS). We also acquire MBS issued by private organizations (private-label MBS), subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act). In the future, we may acquire and hold other types of assets, including commercial MBS, asset backed securities, other structured securities, commercial mortgage loans, commercial loans, residential mortgage loans, and other real estate-related loans and securities. In addition, we also may pursue other business activities that will utilize our experience in analyzing investment opportunities and applying similar portfolio management skills. We are a Virginia corporation and taxed as a C corporation for federal income tax purposes. We operate in the United States.

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

Current Market Conditions and Trends

The U.S. Federal Reserve continued its reductions of its monthly purchases of agency-backed MBS and U.S. Treasury bonds during the second quarter of 2014. These reductions are commonly referred to as “tapering.” As of July 2014, the Federal Reserve had reduced its purchases to $20 billion of U.S. Treasury bonds and $15 billion in agency-backed MBS per month. On July 30, 2014, the Federal Reserve announced that purchases would be further reduced to $15 billion of U.S. Treasury bonds and $10 billion in agency-backed MBS per month beginning in August 2014. In minutes from the U.S. Federal Reserve’s Open Market Committee (FOMC) June 2014 meeting, the U.S. Federal Reserve indicated that it anticipates ending its bond buying program in October 2014. On June 18, 2014, the FOMC reiterated its continuing long-term goals of reaching maximum employment and inflation of 2% before adjusting the target Fed Funds Rate. The FOMC reiterated these sentiments on July 30, 2014, although it noted that the employment and inflation were moving closer to its objectives.

Given the low inflation projections, we believe that the U.S. government’s monetary policy, including the timing of tapering asset purchases, will likely be dependent on actual growth in employment rather than inflation concerns. It is important to note that over the past several years, actual employment growth has been consistently below the U.S. Federal Reserve’s projections. While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued low interest rate environment and actions by the U.S. Federal Reserve. We believe the general business environment will continue to be challenging in 2014 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, the overall market value of U.S. equities and liquidity in the financial system. Depending on recent market developments and movements, we may seek to re-align our strategy and our portfolio. We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and other types of assets and seek the highest risk-adjusted returns for our capital.

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

GSE reform lost momentum in the second quarter of 2014 when the Johnson-Crapo Bill, which is closely based on the Corker-Warner Bill, failed to secure enough support to be considered by Congress even though it was approved by the Senate Banking Committee. The fate of the proposed legislation is unclear, as reports indicate that the U.S. House Republican leadership appears to favor a very different approach to reform. There is no way to know if this proposal will become law, how this proposal would impact housing finance, and what impact, if any, it would have on companies that invest in MBS. The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency-backed MBS. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

Executive Summary

On June 11, 2014, the Company’s Board of Directors appointed J. Rock Tonkel, Jr. as the Company’s Chief Executive Officer effective immediately. Mr. Tonkel succeeds Eric F. Billings as Chief Executive Officer, who is retiring from this position in order to focus on his other business activities. Mr. Tonkel has served as President and Chief Operating Officer, a member of the Company’s Board of Directors and a member of the Company’s Investment Committee since 2007. Mr. Tonkel will also continue to serve as President of the Company, as a director and as a member of the Investment Committee. Mr. Billings will continue to serve as Executive Chairman of the Board as well as the Chairman of the Company’s Investment Committee.

During the second quarter of 2014, markets continued to adjust to the Federal Reserve’s tapering policy. The FOMC communicated that it was seeing an improvement in economic activity and labor market conditions. As a result, the FOMC continued its tapering program of reducing its monthly purchases of agency-backed MBS and U.S. Treasury securities. On June 18, 2014, the Federal Reserve announced that it planned to decrease its monthly purchases to $20 billion of U.S. Treasury bonds and $15 billion of agency-backed MBS per month beginning in July 2014. On July 30, 2014, the Federal Reserve announced that purchases would be further reduced to $15 billion of U.S. Treasury bonds and $10 billion in agency-backed MBS per month beginning in August 2014. Additionally, the FOMC has stated it would continue to reinvest principal payments from its holdings of these securities in agency-backed MBS and rolling over maturing U.S. Treasury securities at auction.

Actions taken by the Federal Reserve so far in 2014 have been in line with market expectations. In recent months, growth in economic activity has rebounded and labor market indicators generally showed further improvement. The unemployment rate, though lower, remains elevated relative to pre-recession levels. Household spending appears to be rising moderately and business fixed investment resumed its advance, while the recovery in the housing sector remained slow. We believe that fiscal policy is restraining economic growth, although the extent of this restraint is diminishing. Inflation has been running below the FOMC’s longer-run objective, but longer-term inflation expectations have remained stable.

During the second quarter of 2014, yields have continued to fall and the yield curve has flattened since December 31, 2013. The 10-year Treasury decreased 21 basis points and the 5-year to 10-year Treasury curve flattened by 10 basis points. In addition, the spread between agency-backed MBS and interest rate swaps tightened during the quarter ended June 30, 2014, with the spread between Fannie Mae 30-year par priced securities and 5-year interest rate swaps tightening approximately 16 basis points.

Based on current economic indicators and trends in underlying credit and housing data, we continue to review the allocation of our available capital in an effort to maximize return to our shareholders. As of June 30, 2014, our MBS portfolio consisted of $3.1 billion in fair value, with $2.8 billion of agency-backed MBS and $0.3 billion of private-label MBS. Our combined MBS portfolio performed in line with our expectations in the second quarter of 2014. Our private-label MBS portfolio value increased due to continued demand for these assets and the continued improvement in their credit metrics. The agency-backed MBS values increased during the second quarter of 2014 due to lower rates and tighter spreads. This resulted in an incremental increase in the performance of our assets when compared to the change in value of the hedges that we have against this portfolio. Our hedge design and structure is intended to offset substantially the change in value of our assets due to changes in interest rates. Other factors, such as the steepness or flatness of the yield curve, will potentially have an effect on the value of our hedges as compared to the assets.

For the three months ended June 30, 2014, we had net income of $18.8 million, or $0.94 per share (diluted). As of June 30, 2014, our book value per share was $31.51.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the three and six months ended June 30, 2014. Our non-GAAP core operating income for the three and six months ended June 30, 2014 was $24.4 million and $44.5 million, respectively. In determining core operating income, we excluded certain legacy litigation expenses and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for contractual interest and principal repayments in excess of proportionate invested capital, (3) other-than-temporary impairment charges recognized, (4) non-cash income tax provisions, and (5) benefit from the reversal of previously accrued federal and state tax liability and accrued interest related to uncertain tax positions. Additionally, starting in 2014, the Company has excluded both realized and unrealized gains and losses on the agency-backed MBS and all related hedge instruments, and has presented prior periods on a consistent basis. These adjustments are only for the purpose of calculating our non-GAAP core operating income; therefore, they do not change our GAAP book value as reported.

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

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,
	2014	2013 Revised	2013 As Previously Reported
GAAP net income	$18,839	$3,194	$3,194
Adjustments
Adjusted expenses	—	—	2,371
Legacy litigation expenses(1)	43	293	—
Non-cash income tax provisions	11,782	2,078	—
Stock compensation	779	442	442
Non-cash interest income related to purchase discount accretion(2)	(3,934)	(464)	(464)
Net realized and unrealized (gain) loss on trading MBS and hedge instruments	(3,199)	17,569	12,584
Other-than-temporary impairment charges	80	728	728
Non-GAAP core operating income	$24,390	$23,840	$18,855

	Six Months Ended June 30,
	2014	2013 Revised	2013 As Previously Reported
GAAP net income	$25,872	$6,371	$6,371
Adjustments
Adjusted expenses	—	—	2,872
Legacy litigation expenses(1)	54	576	—
Non-cash income tax provisions	15,986	2,299	—
Stock compensation	1,456	937	940
Non-cash interest income related to purchase discount accretion(2)	(6,378)	(1,176)	(1,176)
Net realized and unrealized loss on trading MBS and hedge instruments	7,434	32,353	27,322
Benefit from the reversal of federal tax liability and accrued interest related to uncertain tax position	—	(3,744)	(3,744)
Other-than-temporary impairment charges	80	890	890
Non-GAAP core operating income	$44,504	$38,506	$33,475

(1)	Legacy litigation expenses relate to legal matters pertaining to events related to business activities the Company completed or exited in or prior to 2009 — primarily debt extinguishment, sub-prime mortgage origination and securitization and broker/dealer operations.
(2)	Non-cash interest income related to purchase discount accretion represents interest income recognized in excess of cash receipts related to contractual interest income and principal repayments in excess of proportionate invested capital.

As of June 30, 2014, our agency-backed MBS consisted of $2.6 billion in face value with a cost basis and fair value of $2.8 billion. Our agency-backed MBS had a weighted-average coupon of 4.04% and a weighted-average cost of funding of 0.32% at June 30, 2014. There were no sales of our agency-backed MBS during the three and six months ended June 30, 2014.

We have entered into various hedge instruments, which are described below, to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through December 31, 2018 and have a lifetime weighted-average rate of 2.63%, as compared to a lifetime weighted-average market rate of 1.93% as of June 30, 2014. The swap futures traded on the Chicago Board of Trade Exchange mature in September 2014 and have a weighted-average rate of 2.81%, as compared to a weighted-average market rate of 2.71% as of June 30, 2014. The swap futures traded on the Eris Exchange have a stated maturity of March 2024 and have a weighted-average rate of 3.15%, as compared to a weighted-average market rate of 2.59% as of June 30, 2014. The value of these hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing interest rates and/or tightening mortgage spreads, these instruments are expected to increase in value.

As of June 30, 2014, our private-label MBS portfolio consisted of $423.9 million in face value with an amortized cost basis of $256.4 million and had a fair value at $314.1 million. The unamortized net discount on our private-label MBS portfolio was $167.5 million as of June 30, 2014. During the three months ended June 30, 2014, we recognized net interest income of $6.6 million, representing a 10.0% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. During the three months ended June 30, 2014, we received proceeds of $21.5 million from the sale of $28.2 million in face value of our private-label MBS, realizing $4.7 million in gains. We also recognized $0.1 million in other-than-temporary impairment (OTTI) charges during the three months ended June 30, 2014. OTTI charges do not affect non-GAAP core operating income or book value, but does reduce our net income and lowers the accounting basis used to record future discount accretion.

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

The following is a summary of our net income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net interest income	$27,387	$20,925	$48,969	$37,649
Other income (loss), net	7,906	(11,257)	1,992	(24,790)
Other expenses	4,380	3,920	8,535	7,696
Income before income taxes	30,913	5,748	42,426	5,163
Income tax provision (benefit)	12,074	2,554	16,554	(1,208)
Net income	$18,839	$3,194	$25,872	$6,371

For the three months ended June 30, 2014, our net income was $18.8 million compared to net income of $3.2 million for the three months ended June 30, 2013. Our net income includes net interest income of $27.4 million and other net income of $7.9 million for the three months ended June 30, 2014 compared to net interest income of $20.9 million and other net loss of $11.3 million for the three months ended June 30, 2013. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The increase in other net income is discussed below. Our other expenses increased to $4.4 million during the three months ended June 30, 2014 compared to $3.9 million for the three months ended June 30, 2013, primarily as a result of increases in compensation expenses offset by a decrease in legal expenses.

For the six months ended June 30, 2014, our net income was $25.9 million compared to net income of $6.4 million for the six months ended June 30, 2013. Our net income includes net interest income of $49.0 million and other net income of $2.0 million for the six months ended June 30, 2014 compared to net interest income of $37.6 million and other net loss of $24.8 million for the six months ended June 30, 2013. The increase in net interest income is due primarily to an increase in the average balance of our agency-backed MBS portfolio. The increase in other net income is discussed below. Our other expenses increased to $8.5 million during the six months ended June 30, 2014 compared to $7.7 million during the six months ended June 30, 2013 primarily as a result of increases in compensation expenses offset by a decrease in legal expenses.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS as of June 30, 2014 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$1,558,540	$1,661,538
Freddie Mac	1,085,187	1,152,445
Available-for-sale
Agency-backed MBS
Fannie Mae	37	41
Private-label MBS
Senior securities	—	—
Re-REMIC securities	423,880	314,148
Other mortgage related assets	69,682	237
Total	$3,137,326	$3,128,409

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

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

We reported net income of $18.8 million for the three months ended June 30, 2014 compared to net income of $3.2 million for the three months ended June 30, 2013 which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Interest income	$30,063	$23,145
Interest expense	2,676	2,220
Net interest income	27,387	20,925
Other income (loss), net
Investment gain (loss), net	7,910	(11,253)
Other loss	(4)	(4)
Total other income (loss), net	7,906	(11,257)
Other expenses	4,380	3,920
Income before income taxes	30,913	5,748
Income tax provision	12,074	2,554
Net income	$18,839	$3,194

Net income increased $15.6 million from net income of $3.2 million for the three months ended June 30, 2013 to net income of $18.8 million for the three months ended June 30, 2014. The increase in net income is due to the following changes:

Net Interest Income

Net interest income increased $6.5 million (31.1%) from $20.9 million for the three months ended June 30, 2013 to $27.4 million for the three months ended June 30, 2014. The increase is primarily the result of fully deploying our investable capital generated from the capital raised from our public offerings in 2014 and 2013 on a leveraged basis to our MBS portfolio. See additional yield analysis below. The components of income from our principal investment activities, net of related interest expense are as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Net interest income	$27,939	$21,331
Investment gain (loss), net	7,910	(11,253)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$2,450,773	$23,184	3.78%	$1,750,089	$16,522	3.78%
Private-label MBS
Senior securities	—	—	—	5,452	224	16.41%
Re-REMIC securities	263,866	6,852	10.39%	240,886	6,386	10.60%
Other investments	274	7	10.27%	437	12	10.90%
	$2,714,913	30,043	4.43%	$1,996,864	23,144	4.64%
Other(1)		20			1
		30,063			23,145
Repurchase agreements	$2,300,868	(2,124)	(0.37)%	$1,660,108	(1,814)	(0.43)%
Net interest income/spread		$27,939	4.06%		$21,331	4.21%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income of $6.6 million from $21.3 million from the three months ended June 30, 2013 to $27.9 million for the three months ended June 30, 2014 is primarily due to the increase in our agency-backed MBS portfolio from the deployment of capital raised from our public offerings during 2014 and 2013 on a leveraged basis. The decreases in interest rates in the MBS portfolio and related repurchase agreements did not materially impact the change in net interest income for the three months ended June 30, 2014 from the three months ended June 30, 2013. Interest income from other investments represents interest on interest-only MBS.

The effects of changes in the composition of our investments on our net interest income from our principal investment activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
	Rate(1)	Volume(1)	Total Change
MBS
Agency-backed MBS	$33	$6,629	$6,662
Private-label MBS
Senior securities	(112)	(112)	(224)
Re-REMIC securities	(133)	599	466
Total private-label MBS	(245)	487	242
Total MBS	(212)	7,116	6,904
Other interest	—	14	14
Repurchase agreements	267	(577)	(310)
	$55	$6,553	$6,608

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense related to repurchase agreements increased $0.3 million (16.7%) to $2.1 million for the three months ended June 30, 2014 from $1.8 million for the three months ended June 30, 2013 due to the increase in the repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public offerings in 2014 and 2013 in connection with the investment of such net proceeds. Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $0.6 million for the three months ended June 30, 2014 from $0.4 million for the three months ended June 30, 2013 due to the increase in long-term debt outstanding.

Other Income (Loss), Net

Total other income (loss), net, increased $19.2 million from a loss of $11.3 million for the three months ended June 30, 2013 to income of $7.9 million for the three months ended June 30, 2014 primarily due to an increase in net investment gains as follows (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Realized gains on sale of available-for-sale investments, net	$4,690	$6,928
Available-for-sale and cost method securities – OTTI charges	(80)	(728)
Gains (losses) on trading investments, net	49,694	(75,416)
(Losses) gains from derivative instruments, net	(46,585)	57,776
Other, net	191	187
Investment gain (loss), net	$7,910	$(11,253)

The realized gains on sale of available-for-sale investments, net, recognized for the three months ended June 30, 2014 and 2013 were primarily the result of $21.5 million and $23.0 million of proceeds received, respectively, from the sales of $28.2 million and $25.4 million in face value of available-for-sale MBS, respectively. We recorded a gain of $4.7 million and $6.9 million from these sales for the three months ended June 30, 2014 and 2013, respectively.

We recorded OTTI charges of $0.1 million and $0.7 million for the three months ended June 30, 2014 and 2013 respectively, on available-for-sale, private-label MBS, with a cost basis of $2.2 million and $1.3 million, respectively, prior to recognizing the OTTI charges. The OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at discount due to credit deterioration since origination. These OTTI charges do not represent additional credit deterioration but the change in timing of cash flow projection primarily due to higher than projected actual cash flows during the earlier periods. For the three months ended June 30, 2014, we recorded OTTI charges of $29.3 thousand on an investment in agency interest-only MBS. We recorded no OTTI charges on agency interest-only MBS for the three months ended June 30, 2013.

The gains on trading investments, net, recognized for the three months ended June 30, 2014 were primarily the result of net mark-to-market gain adjustments of $49.7 million. There were no sales of trading investments for the three months ended June 30, 2014. The losses on trading investments, net, recognized for the three months ended June 30, 2013 were primarily the result of net mark-to-market loss adjustments of $74.3 million and net losses of $1.1 million from sales of trading investments. The securities sold during the three months ended June 30, 2013 had $0.2 million in net cumulative gains from the acquisition price.

The losses from derivative instruments recognized for the three months ended June 30, 2014 were the result of net realized losses of $9.0 million and net unrealized mark-to-market loss adjustments of $37.6 million. The derivative instruments closed during the three months ended June 30, 2014 had $10.2 million in net cumulative losses from the acquisition price. Gains from derivative instruments recognized for the three months ended June 30, 2013 were the result of net realized gains of $2.7 million and net unrealized mark-to-market gain adjustments of $55.1 million. The derivative instruments closed during the three months ended June 30, 2013 had $5.2 million in net cumulative losses from the acquisition price. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Other Expenses

Other expenses increased to $4.4 million for the three months ended June 30, 2014 compared to other expenses of $3.9 million for the three months ended June 30, 2013. The increase is primarily a result of increases in compensation expenses offset by a decrease in legal expenses.

Income Tax Provision (Benefit)

Total income tax provision increased from $2.6 million for the three months ended June 30, 2013 to $12.1 million for the three months ended June 30, 2014. The increase in income tax provision was due primarily to an increase in pre-tax income. The net deferred tax assets, which are partially offset by a valuation allowance, include NOLs, which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to being subject to alternative minimum tax.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

We reported net income of $25.9 million for the six months ended June 30, 2014 compared to net income of $6.4 million for the six months ended June 30, 2013 which included the following results for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Interest income	$53,930	$41,473
Interest expense	4,961	3,824
Net interest income	48,969	37,649
Other income (loss), net
Investment gain (loss), net	1,999	(24,782)
Other loss	(7)	(8)
Total other income (loss), net	1,992	(24,790)
Other expenses	8,535	7,696
Income before income taxes	42,426	5,163
Income tax provision (benefit)	16,554	(1,208)
Net income	$25,872	$6,371

Net income increased $19.5 million from net income of $6.4 million for the six months ended June 30, 2013 to net income of $25.9 million for the six months ended June 30, 2014. The increase in net income is due to the following changes:

Net Interest Income

Net interest income increased $11.4 million (30.3%) from $37.6 million for the six months ended June 30, 2013 to $49.0 million for the six months ended June 30, 2014. The increase is primarily the result of fully deploying our investable capital generated from the capital raised from our public offerings in 2014 and 2013 on a leveraged basis to our MBS portfolio. See additional yield analysis below. The components of income from our principal investment activities, net of related interest expense are as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Net interest income	$50,072	$38,170
Investment gain (loss), net	1,999	(24,782)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Six Months Ended June 30,
	2014			2013
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$2,111,619	$39,892	3.78%	$1,539,270	$29,128	3.78%
Private-label MBS
Senior securities	2,731	226	16.55%	5,510	452	16.39%
Re-REMIC securities	268,960	13,776	10.24%	210,079	11,867	11.30%
Other investments	289	15	10.34%	451	25	10.93%
	$2,383,599	53,909	4.52%	$1,755,310	41,472	4.73%
Other(1)		21			1
		53,930			41,473
Repurchase agreements	$1,990,904	(3,858)	(0.39)%	$1,466,485	(3,303)	(0.45)%
Net interest income/spread		$50,072	4.13%		$38,170	4.28%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income of $11.9 million from $38.2 million from the six months ended June 30, 2013 to $50.1 million from the six months ended June 30, 2014 is primarily due to the increase in our agency-backed MBS portfolio from the deployment of capital raised from our public offerings during 2014 and 2013 on a leveraged basis. The decreases in interest rates in the MBS portfolio and related repurchase agreements did not materially impact the change in net interest income for the six months ended June 30, 2014 from the six months ended June 30, 2013. Interest income from other investments represents interest on interest-only MBS securities.

The effects of changes in the composition of our investments on our net interest income from our principal investment activities are summarized below (dollars in thousands):

	Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
	Rate(1)	Volume(1)	Total Change
MBS
Agency-backed MBS	$(48)	$10,812	$10,764
Private-label MBS
Senior securities	4	(230)	(226)
Re-REMIC securities	(1,184)	3,093	1,909
Total private-label MBS	(1,180)	2,863	1,683
Total MBS	(1,228)	13,675	12,447
Other interest	—	10	10
Repurchase agreements	509	(1,064)	(555)
	$(719)	$12,621	$11,902

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense related to repurchase agreements increased $0.6 million (18.2%) to $3.9 million for the six months ended June 30, 2014 from $3.3 million for the six months ended June 30, 2013 due to the increase in the repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public offerings in 2014 and 2013 in connection with the investment of such net proceeds. Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $1.1 million for the six months ended June 30, 2014 from $0.5 million for the six months ended June 30, 2013 due to the increase in long-term debt outstanding.

Other Income (Loss), Net

Total other income (loss), net, increased $26.8 million from a loss of $24.8 million for the six months ended June 30, 2013 to income of $2.0 million for the six months ended June 30, 2014 primarily due to an increase in net investment gains as follows (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Realized gains on sale of available-for-sale investments, net	$9,359	$8,489
Available-for-sale and cost method securities – OTTI charges	(80)	(890)
Gains (losses) on trading investments, net	62,454	(91,524)
(Losses) gains from derivative instruments, net	(70,065)	59,034
Other, net	331	109
Investment gain (loss), net	$1,999	$(24,782)

The realized gains on sale of available-for-sale investments, net, recognized for the six months ended June 30, 2014 and 2013 were primarily the result of $37.2 million and $27.8 million of proceeds received, respectively, from the sales of $49.6 million and $33.1 million in face value of available-for-sale MBS, respectively. We recorded a gain of $9.4 million and $8.5 million from these sales for the six months ended June 30, 2014 and 2013, respectively.

We recorded OTTI charges of $0.1 million and $0.9 million for the six months ended June 30, 2014 and 2013 respectively, on available-for-sale, private-label MBS, with a cost basis of $2.2 million and $1.6 million, respectively, prior to recognizing the OTTI charges. The OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at discount due to credit deterioration since origination. These OTTI charges do not represent additional credit deterioration but the change in timing of cash flow projection primarily due to higher than projected actual cash flows during the earlier periods. For the six months ended June 30, 2014, we recorded OTTI charges of $29.3 thousand on an investment in agency interest-only MBS. We recorded no OTTI charges on agency interest-only MBS for the six months ended June 30, 2013.

The gains on trading investments, net, recognized for the six months ended June 30, 2014 were primarily the result of net mark-to-market gain adjustments of $62.5 million. There were no sales of trading investments for the six months ended June 30, 2014. The losses on trading investments, net, recognized for the six months ended June 30, 2013 were primarily the result of net mark-to-market loss adjustments of $85.1 million and net losses of $6.4 million from sales of trading investments. The securities sold during the six months ended June 30, 2013 had $0.9 million in net cumulative losses from the acquisition price.

The losses from derivative instruments recognized for the six months ended June 30, 2014 were the result of net realized losses of $16.1 million and net unrealized mark-to-market loss adjustments of $54.0 million. The derivative instruments closed during the six months ended June 30, 2014 had $16.8 million in net cumulative losses from the acquisition price. Gains from derivative instruments recognized for the six months ended June 30, 2013 were the result of net realized gains of $3.0 million and net unrealized mark-to-market gain adjustments of $56.0 million. The derivative instruments closed during the six months ended June 30, 2013 had $4.3 million in net cumulative losses from the acquisition price. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Other Expenses

Other expenses increased by $0.8 million (10.4%) from $7.7 million for the six months ended June 30, 2013 to $8.5 million for the six months ended June 30, 2014. The increase is primarily a result of increases in compensation expenses offset by a decrease in legal expenses.

Income Tax Provision (Benefit)

Total income tax provision increased from a benefit of $1.2 million for the six months ended June 30, 2013 to a provision of $16.6 million for the six months ended June 30, 2014. The increase in income tax provision was due primarily to the realization of previously unrecognized tax benefits including related accrued interest that were fully reserved related to an uncertain tax position during the six months ended June 30, 2013. As a result, our effective tax rate for the six months ended June 30, 2013 was lower than the statutory tax rate. There was no such activity during the six months ended June 30, 2014. The net deferred tax assets, which are partially offset by a valuation allowance, include NOLs, which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to being subject to alternative minimum tax.

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

Cash Flows

As of June 30, 2014, our cash and cash equivalents totaled $27.0 million, representing a net decrease of $21.6 million from $48.6 million as of December 31, 2013. The cash provided by operating activities of $19.7 million during the six months ended June 30, 2014 was attributable primarily to net income. The cash used in investing activities of $1.2 billion relates primarily to purchases of MBS, net of sales of MBS. The cash provided by financing activities of $1.2 billion relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio and from a completed public offering.

Sources of Funding

We believe that our existing cash balances, net investments in MBS, cash flows from operations, borrowing capacity and other sources of liquidity will be sufficient to meet our cash requirements for at least the next 12 months. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. However, we may be required to sell our assets in such instances at depressed prices.

As of June 30, 2014, our liabilities totaled $2.8 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debt. As of June 30, 2014, we had $40.0 million of total long-term debt. Our trust preferred debt with a principal amount of $15.0 million outstanding as of June 30, 2014 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of June 30, 2014 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. As of June 30, 2014, our debt-to-equity leverage ratio was 4.3 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of June 30, 2014, the weighted-average interest rate under these agreements was 0.36%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Outstanding balance	$2,666,251	$1,547,630
Weighted-average rate	0.36%	0.45%
Weighted-average term to maturity	14.0 days	13.2 days
Maximum amount outstanding at any month-end during the period	$2,666,251	$1,801,383

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits, long-term investments and deferred tax assets. As of June 30, 2014, liquid assets consisted primarily of cash and cash equivalents of $27.0 million and net investments in MBS of $461.9 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $2.2 billion at December 31, 2013 to $3.4 billion as of June 30, 2014. The increase in total assets reflects the deployment of capital raised from our public offering during the six months ended June 30, 2014 on a leveraged basis into our MBS portfolio. As of June 30, 2014, the total par and fair value of the MBS portfolio was $3.1 billion and the weighted-average coupon of the portfolio was 3.90%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors has approved and we have declared and paid the following dividends to date in 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2014 and December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended June 30, 2014:

Total Private-Label Securities
Yield (% of amortized cost)	10.4%
Average cost (% of face value)	53.8%
Weighted-average coupon	3.0%
Delinquencies greater than 60 plus days	14.6%
Credit enhancement	0.3%
Severity (three months average)	32.1%
Constant prepayment rate (three months average)	11.3%

Key credit and prepayment measures in our private-label MBS portfolio reflected improvement during the three months ended June 30, 2014. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 14.6% at June 30, 2014 from 15.0% at March 31, 2014 and trailing three month average loss severities on liquidated loans decreased to 32.1% at June 30, 2014 from 32.6% at March 31, 2014. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of June 30, 2014. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	June 30, 2014
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS, Private-label	$314,148	$309,730	(1.41)%	$318,674	1.44%	$308,737	(1.72)%	$319,561	1.72%
MBS, Agency	2,814,024	2,814,024	—	2,814,024	—	2,814,024	—	2,814,024	—
Other	303,566	303,566	—	303,566	—	303,566	—	303,566	—
Total assets	$3,431,738	$3,427,320	(0.13)%	$3,436,264	0.13%	$3,426,327	(0.16)%	$3,437,151	0.16%
Liabilities	$2,809,106	$2,809,106	—	$2,809,106	—	$2,809,106	—	$2,809,106	—
Equity	622,632	618,214	(0.71)%	627,158	0.73%	617,221	(0.87)%	628,045	0.87%
Total liabilities and equity	$3,431,738	$3,427,320	(0.13)%	$3,436,264	0.13%	$3,426,327	(0.16)%	$3,437,151	0.16%
Book value per share	$31.51	$31.29	(0.71)%	$31.74	0.73%	$31.24	(0.87)%	$31.79	0.87%

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures, U.S. Treasury note futures, and swap futures. The counterparties to our derivative agreements at June 30, 2014 are various exchanges. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 5.57 in a rising interest rate environment and 4.08 in a declining interest rate environment.

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

	June 30, 2014
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$3,128,172	$2,954,001	(5.57)%	$3,255,945	4.08%
Derivative asset	2,556	1,844	(27.86)%	840	(67.14)%
Other	301,010	301,010	—	301,010	—
Total assets	$3,431,738	$3,256,855	(5.10)%	$3,557,795	3.67%
Liabilities
Repurchase agreements	$2,666,251	$2,666,251	—	$2,666,251	—
Derivative liability	80,487	(79,367)	(198.61)%	236,885	194.31%
Other	62,368	62,368	—	62,368	—
Total liabilities	2,809,106	2,649,252	(5.69)%	2,965,504	5.57%
Equity	622,632	607,603	(2.41)%	592,291	(4.87)%
Total liabilities and equity	$3,431,738	$3,256,855	(5.10)%	$3,557,795	3.67%
Book value per share	$31.51	$30.75	(2.41)%	$29.98	(4.87)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of June 30, 2014 (dollars in thousands, except per share amounts).

	June 30, 2014
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$1,820	$2,002	10.00%	$1,638	(10.00)%
Other	3,429,918	3,429,918	—	3,429,918	—
Total assets	$3,431,738	$3,431,920	0.01%	$3,431,556	(0.01)%
Liabilities	$2,809,106	$2,809,106	—	$2,809,106	—
Equity	622,632	622,814	0.03%	622,450	(0.03)%
Total liabilities and equity	$3,431,738	$3,431,920	0.01%	$3,431,556	(0.01)%
Book value per share	$31.51	$31.52	0.03%	$31.50	(0.03)%

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer, J. Rock Tonkel, Jr., and our Chief Financial Officer, Kurt R. Harrington, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There has been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2014, we did not repurchase any shares of our Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).
4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.3	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Registrant on May 1, 2013).
4.4	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).
4.5	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).
10.1	Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.2	Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.3	Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.4	Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
12.1	Computation of Ratio of Earnings to Fixed Charges.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT.***
101.SCH	SCHEMA DOCUMENT.***
101.CAL	CALCULATION LINKBASE DOCUMENT.***
101.LAB	LABELS LINKBASE DOCUMENT.***
101.PRE	PRESENTATION LINKBASE DOCUMENT.***
101.DEF	DEFINITION LINKBASE DOCUMENT.***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

By:	/s/ KURT R. HARRINGTON Kurt R. Harrington Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)

Date: August 1, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).
4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.3	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Registrant on May 1, 2013).
4.4	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).
4.5	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).
10.1	Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.2	Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.3	Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.4	Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
12.1	Computation of Ratio of Earnings to Fixed Charges.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT.***
101.SCH	SCHEMA DOCUMENT.***
101.CAL	CALCULATION LINKBASE DOCUMENT.***
101.LAB	LABELS LINKBASE DOCUMENT.***
101.PRE	PRESENTATION LINKBASE DOCUMENT.***
101.DEF	DEFINITION LINKBASE DOCUMENT.***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013.