Form 10-Q
period 2014-09-30
Arlington Asset Investment Corp.
filed 2014-10-31
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2014:

Title	Outstanding
Class A Common Stock	22,517,563 shares
Class B Common Stock	449,228 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
INDEX

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$31,093	$48,628
Receivables
Interest	9,259	5,173
Other	222	212
Mortgage-backed securities, at fair value
Available-for-sale	292,849	341,346
Trading	3,176,135	1,576,452
Other investments	1,891	2,065
Derivative assets, at fair value	8,966	8,424
Deferred tax assets, net	147,686	165,851
Deposits	95,216	45,504
Prepaid expenses and other assets	1,379	1,311
Total assets	$3,764,696	$2,194,966
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$2,668,566	$1,547,630
Interest payable	901	774
Accrued compensation and benefits	4,367	5,584
Dividend payable	20,199	14,630
Derivative liabilities, at fair value	67,410	33,129
Purchased securities payable	263,425	—
Accounts payable, accrued expenses and other liabilities	851	1,391
Long-term debt	40,000	40,000
Total liabilities	3,065,719	1,643,138
Commitments and contingencies	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 22,517,563 and 16,047,965 shares issued and outstanding, respectively	225	160
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 449,228 and 554,055 shares issued and outstanding, respectively	4	6
Additional paid-in capital	1,896,195	1,727,398
Accumulated other comprehensive income, net of taxes of $7,287 and $9,436, respectively	47,611	53,190
Accumulated deficit	(1,245,058)	(1,228,926)
Total equity	698,977	551,828
Total liabilities and equity	$3,764,696	$2,194,966

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$33,301	$22,995	$87,231	$64,468
Interest expense
Interest on short-term debt	2,422	1,758	6,280	5,061
Interest on long-term debt	554	556	1,657	1,077
Total interest expense	2,976	2,314	7,937	6,138
Net interest income	30,325	20,681	79,294	58,330
Other loss, net
Investment loss, net	(6,978)	(11,100)	(4,979)	(35,882)
Other loss	(4)	(3)	(11)	(11)
Total other loss, net	(6,982)	(11,103)	(4,990)	(35,893)
Operating income before other expenses	23,343	9,578	74,304	22,437
Other expenses
Compensation and benefits	3,995	3,042	10,141	8,034
Professional services	290	297	1,201	1,973
Business development	45	45	132	107
Occupancy and equipment	107	96	326	328
Communications	47	49	146	142
Other operating expenses	570	501	1,643	1,142
Total other expenses	5,054	4,030	13,589	11,726
Income before income taxes	18,289	5,548	60,715	10,711
Income tax provision	5,442	2,455	21,996	1,247
Net income	$12,847	$3,093	$38,719	$9,464
Basic earnings per share	$0.62	$0.19	$2.03	$0.60
Diluted earnings per share	$0.61	$0.18	$1.99	$0.59
Weighted-average shares outstanding (in thousands)
Basic	20,577	16,669	19,056	15,761
Diluted	21,055	16,845	19,413	15,934
Other comprehensive income, net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $139, $1,471, $1,641, and $9,863, respectively)	$219	$2,116	$2,578	$14,192
Reclassification
Included in investment gains (loss), net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $(794), $(1,654), $(3,844), and $(3,161), respectively)	(2,499)	(2,380)	(8,242)	(4,548)
Included in investment gain (loss), net, in the statement of comprehensive income related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $28, $156, $54, and $521, respectively)	43	224	85	749
Comprehensive income	$10,610	$3,053	$33,140	$19,857

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2012	12,560,970	$126	554,055	$6	$1,638,061	$39,006	$(1,219,906)	$457,293
Net income	—	—	—	—	—	—	49,461	49,461
Issuance of Class A common stock	3,492,667	34	—	—	86,930	—	—	86,964
Forfeitures of Class A common stock	(5,672)	—	—	—	(142)	—	—	(142)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	2,549	—	—	2,549
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $9,029)	—	—	—	—	—	14,184	—	14,184
Dividends declared	—	—	—	—	—	—	(58,481)	(58,481)
Balances, December 31, 2013	16,047,965	160	554,055	6	1,727,398	53,190	(1,228,926)	551,828
Net income	—	—	—	—	—	—	38,719	38,719
Conversion of Class B shares to Class A shares	104,827	2	(104,827)	(2)	—	—	—	—
Issuance of Class A common stock	6,419,247	64	—	—	166,819	—	—	166,883
Forfeitures of Class A common stock	(54,476)	(1)	—	—	(1,478)	—	—	(1,479)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	2,981	—	—	2,981
Income tax benefit from stock-based compensation	—	—	—	—	475	—	—	475
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $(2,149))	—	—	—	—	—	(5,579)	—	(5,579)
Dividends declared	—	—	—	—	—	—	(54,851)	(54,851)
Balances, September 30, 2014	22,517,563	$225	449,228	$4	$1,896,195	$47,611	$(1,245,058)	$698,977

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$38,719	$9,464
Adjustments to reconcile net income to net cash provided by operating activities
Net investment loss	4,979	35,882
Net discount accretion on mortgage-backed securities	(10,256)	(6,332)
Deferred tax provision	20,314	3,803
Other	1,502	1,581
Changes in operating assets
Interest receivable	(4,086)	(402)
Other receivables	(10)	183
Prepaid expenses and other assets	(1,718)	(1,156)
Changes in operating liabilities
Accounts payable and other liabilities	(710)	(3,955)
Accrued compensation and benefits	(1,217)	2,483
Net cash provided by operating activities	47,517	41,551
Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed securities	—	(167,682)
Purchases of trading mortgage-backed securities	(1,500,675)	(1,139,008)
Proceeds from sales of available-for-sale mortgage-backed securities	62,276	54,884
Proceeds from sales of trading mortgage-backed securities	65,251	837,013
Receipt of principal payments on available-for-sale mortgage-backed securities	1,831	4,124
Receipt of principal payments on trading mortgage-backed securities	143,612	132,478
Proceeds from sold securities receivable	—	26,773
(Payments for) proceeds from derivatives and deposits, net	(76,831)	31,527
Other	176	15
Net cash used in investing activities	(1,304,360)	(219,876)
Cash flows from financing activities:
Proceeds from repurchase agreements, net	1,120,936	77,053
Proceeds from stock issuance, net	167,183	86,964
Proceeds from long-term debt issuance, net	—	24,038
Dividends paid	(49,286)	(29,220)
Excess tax benefits associated with stock-based awards	475	—
Net cash provided by financing activities	1,239,308	158,835
Net decrease in cash and cash equivalents	(17,535)	(19,490)
Cash and cash equivalents, beginning of period	48,628	35,837
Cash and cash equivalents, end of period	$31,093	$16,347
Supplemental cash flow information
Cash payments for interest	$7,732	$5,888
Cash payments for taxes	$1,759	$452

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1. Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (Arlington Asset) and its subsidiaries (unless the context otherwise provides, collectively, the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities (MBS), at fair value —

Agency-backed MBS — The Company’s mortgage-backed securities (MBS), the principal and interest payments on which are guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, agency-backed MBS), are generally classified within Level 2 of the fair value hierarchy as they are valued after considering quoted market prices provided

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. The Company reviews broker or pricing service quotes to determine whether the quotes are relevant, for example, whether an active market exists to provide price transparency or whether the quote is an indicative price or a binding offer. The independent brokers and dealers providing market prices are those who make markets in or specialists with expertise in the valuation of these financial instruments.

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

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires management to make a number of assumptions, including assumptions about the future of interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. The assumptions the Company applies are specific to each security. Although the Company relies on its internal calculations to compute the fair value of these private-label MBS, the Company requests and considers indications of value, or the mark, from third-party dealers and the actual sales of private-label MBS to assist in the valuation process and calibrate the Company’s model.

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$31,093	$31,093	$48,628	$48,628
Interest receivable	9,259	9,259	5,173	5,173
Other receivables	222	222	212	212
MBS
Agency-backed MBS	3,176,175	3,176,175	1,576,499	1,576,499
Private-label MBS
Senior securities	—	—	7,066	7,066
Re-REMIC securities	292,809	292,809	334,233	334,233
Derivative assets	8,966	8,966	8,424	8,424
Other investments	1,891	1,891	2,065	2,065
Deposits	95,216	95,216	45,504	45,504
Financial liabilities
Repurchase agreements	2,668,566	2,668,566	1,547,630	1,547,630
Interest payable	901	901	774	774
Long-term debt	40,000	39,380	40,000	36,620
Derivative liabilities	67,410	67,410	33,129	33,129
Purchased securities payable	263,425	263,425	—	—
Accounts payable, accrued expenses and other liabilities	851	851	1,391	1,391

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	September 30, 2014
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$3,176,135	$—	$3,176,135	$—
Available-for-sale
Agency-backed MBS	40	—	40	—
Private-label MBS
Senior securities	—	—	—	—
Re-REMIC securities	292,809	—	—	292,809
Total available-for-sale	292,849	—	40	292,809
Total MBS	3,468,984	—	3,176,175	292,809
Derivative assets, at fair value	8,966	6,862	2,104	—
Derivative liabilities, at fair value	(67,410)	(67,347)	(63)	—
Interest-only MBS, at fair value	220	—	—	220
Total	$3,410,760	$(60,485)	$3,178,216	$293,029

	December 31, 2013
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,576,452	$—	$1,576,452	$—
Available-for-sale
Agency-backed MBS	47	—	47	—
Private-label MBS
Senior securities	7,066	—	—	7,066
Re-REMIC securities	334,233	—	—	334,233
Total available-for-sale	341,346	—	47	341,299
Total MBS	1,917,798	—	1,576,499	341,299
Derivative assets, at fair value	8,424	8,088	336	—
Derivative liabilities, at fair value	(33,129)	(32,156)	(973)	—
Interest-only MBS, at fair value	298	—	—	298
Total	$1,893,391	$(24,068)	$1,575,862	$341,597

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $293,029, or 7.78%, and $341,597, or 15.56%, of the Company’s total assets as of September 30, 2014 and December 31, 2013, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2014 or the year ended December 31, 2013.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $292,809 and $341,299 as of September 30, 2014 and December 31, 2013, respectively. The private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s private-label MBS were collateralized by residential prime and Alt-A mortgage loans and had the following weighted average characteristics, based on face value, as of the dates indicated:

	September 30, 2014	December 31, 2013
Original loan-to-value	68%	69%
Original FICO score	723	725
Three-month prepayment rate	12%	14%
Three-month loss severities	42%	37%
Weighted average coupon	2.98%	3.34%

The significant unobservable inputs for the valuation model include the following weighted-averages, based on face value, as of the dates indicated:

	September 30, 2014		December 31, 2013
	Senior Securities(1)	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	—%	6.49%	6.00%	6.55%
Default rate	—%	3.07%	9.30%	3.62%
Loss severity rate	—%	42.04%	50.00%	44.82%
Prepayment rate	—%	11.21%	16.30%	11.69%

(1)	The Company did not own any senior securities on September 30, 2014.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	September 30, 2014		December 31, 2013
	Senior Securities(1)	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	—%	6.00 – 10.00%	6.00%	6.00 – 10.00%
Default rate	—%	1.00 – 8.80%	9.30%	0.95 – 9.60%
Loss severity rate	—%	29.24 – 57.50%	50.00%	29.15 – 57.50%
Prepayment rate	—%	7.40 – 17.70%	16.30%	6.40 – 19.00%

(1)	The Company did not own any senior securities on September 30, 2014.

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2014	$—	$314,148	$314,148
Total net gains (losses)
Included in earnings	—	3,475	3,475
Included in other comprehensive income	—	(2,860)	(2,860)
Purchases	—	—	—
Sales	—	(25,044)	(25,044)
Payments, net	—	(3,493)	(3,493)
Accretion of discount	—	6,583	6,583
Ending balance, September 30, 2014	$—	$292,809	$292,809
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(71)	$(71)

	Three Months Ended September 30, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2013	$7,246	$321,674	$328,920
Total net gains (losses)
Included in earnings	—	4,509	4,509
Included in other comprehensive income	(117)	72	(45)
Purchases	—	36,479	36,479
Sales	—	(27,086)	(27,086)
Payments, net	(313)	(5,446)	(5,759)
Accretion of discount	221	6,879	7,100
Ending balance, September 30, 2013	$7,037	$337,081	$344,118
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(380)	$(380)

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

	Nine Months Ended September 30, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2014	$7,066	$334,233	$341,299
Total net gains (losses)
Included in earnings	1,690	11,317	13,007
Included in other comprehensive income	(1,654)	(6,070)	(7,724)
Purchases	—	—	—
Sales	(7,029)	(55,246)	(62,275)
Payments, net	(319)	(11,782)	(12,101)
Accretion of discount	246	20,357	20,603
Ending balance, September 30, 2014	$—	$292,809	$292,809
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(122)	$(122)

	Nine Months Ended September 30, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2013	$7,519	$191,567	$199,086
Total net gains (losses)
Included in earnings	—	12,299	12,299
Included in other comprehensive income	(204)	17,875	17,671
Purchases	—	167,682	167,682
Sales	—	(54,884)	(54,884)
Payments, net	(950)	(16,205)	(17,155)
Accretion of discount	672	18,747	19,419
Ending balance, September 30, 2013	$7,037	$337,081	$344,118
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(1,270)	$(1,270)

Gains and losses included in earnings for the three and nine months ended September 30, 2014 and 2013 are reported in the following statement of comprehensive income line descriptions:

	Other Loss, Investment Loss, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total gains (losses) included in earnings for the period	$3,475	$4,509	$13,007	$12,299
Change in unrealized gains (losses) relating to Level 3 assets still held at reporting date	$(71)	$(380)	$(122)	$(1,270)

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of September 30, 2014 and December 31, 2013, these financial assets are classified within the other investments category, represent the Company’s interest in non-public equity securities and investment funds and are valued at $1,671 and $1,767, respectively. For the nine months ended September 30, 2013, the Company recorded losses of $138 in the carrying value of these financial assets. For the three months ended September 30, 2013 and for the three and nine months ended September 30, 2014, there were no changes to the carrying value of these financial assets.

MBS, at Fair Value

MBS, at fair value(1)(2), consisted of the following as of the dates indicated:

	September 30, 2014					December 31, 2013
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading
Fannie Mae	$1,883,424	$—	54.30%	8.9	AAA	$997,488	$—	52.01%	9.4	AAA
Freddie Mac	1,292,711	—	37.26%	9.2	AAA	578,964	—	30.19%	9.6	AAA
Available-for-sale:
Agency-backed
Fannie Mae	40	—	—	5.3	AAA	47	—	—	5.8	AAA
Private-label
Senior securities	—	—	—	—	—	7,066	(4,789)	0.37%	4.8	C-
Re-REMIC securities	292,809	(151,494)	8.44%	10.7	NR	334,233	(202,450)	17.43%	11.4	NR
	$3,468,984	$(151,494)	100.00%			$1,917,798	$(207,239)	100.00%

(1)	The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at September 30, 2014 and December 31, 2013. The weighted-average interest rate of the MBS portfolio at September 30, 2014 and December 31, 2013 was 3.92% and 3.90%, respectively.
(2)	As of September 30, 2014 and December 31, 2013, the Company’s MBS investments with a fair value of $2,862,397 and $1,673,911, respectively, were pledged as collateral for repurchase agreements.
(3)	The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S. credit rating to “AA+” by Standard & Poor’s during the quarter ended September 30, 2011 and Fitch Ratings Inc.’s announcement on October 15, 2013 that it had placed the U.S. credit rating on negative watch, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$291,128	$317,695	$326,330	$207,853
Accretion of discount	(6,583)	(7,099)	(20,602)	(19,418)
Reclassifications, net	1,960	18,639	15,332	51,248
Acquisitions	—	36,901	—	150,646
Sales	(19,087)	(27,372)	(53,642)	(51,565)
Ending balance	$267,418	$338,764	$267,418	$338,764

For the available-for-sale, private-label MBS acquired during the three and nine months ended September 30, 2014 and 2013, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractually required payments receivable	$—	$87,640	$—	$420,500
Cash flows expected to be collected	—	73,380	—	318,328
Basis in acquired securities	—	36,479	—	167,682

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	September 30, 2014
	Amortized Cost/Cost Basis(1)	Unrealized
		Gains	Losses	Fair Value
Agency-backed MBS	$36	$4	$—	$40
Private-label MBS
Senior securities	—	—	—	—
Re-REMIC securities	237,910	54,915	(16)	292,809
Total	$237,946	$54,919	$(16)	$292,849

(1)	The amortized cost of MBS includes unamortized net discounts of $151,494 at September 30, 2014.

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

For the three and nine months ended September 30, 2014, the Company recorded other-than-temporary impairment charges of $71 and $122, respectively, as a component of investment loss, net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private- label MBS with a cost basis of $2,139 and $2,174, respectively, prior to recognizing the other-than-temporary impairment charges. For the three and nine months ended September 30, 2013, the Company recorded other-than-temporary impairment charges of $380 and $1,270, respectively, as a component of investment loss, net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $10,104 and $11,688, respectively, prior to recognizing the other-than-temporary impairment charges.

The following table presents a summary of other-than-temporary impairment charges included in earnings for the periods indicated and cumulative other-than-temporary impairment charges recognized on the MBS held as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cumulative other-than-temporary impairment, beginning balance	$19,687	$23,283	$23,663	$23,768
Additions
Other-than-temporary impairments not previously recognized	—	380	122	380
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	71	—	—	890
Reductions
Decreases related to other-than-temporary impairments on sold securities	—	—	(4,027)	(1,375)
Cumulative other-than-temporary impairment, ending balance	$19,758	$23,663	$19,758	$23,663

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2. Financial Instruments:  – (continued)

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Agency-Backed MBS	Private-Label MBS	Agency-Backed MBS	Private-Label MBS	Agency-Backed MBS	Private-Label MBS	Agency-Backed MBS	Private- Label MBS
Proceeds from sales	$65,251	$25,044	$309,518	$27,085	$65,251	$62,275	$837,257	$54,884
Gross gains	—	3,467	238	4,778	1,351	12,826	531	13,267
Gross losses	218	—	4,118	—	—	—	26,469	—

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	September 30, 2014	December 31, 2013
Interest-only MBS	$220	$298
Non-public equity securities	975	975
Investment funds	696	792
Total other investments	$1,891	$2,065

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

As of September 30, 2014 and December 31, 2013, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following tables provide information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and for the periods indicated:

	September 30, 2014	December 31, 2013
Outstanding balance	$2,668,566	$1,547,630
Value of assets pledged as collateral
Agency-backed MBS	2,748,052	1,556,763
Private-label MBS	114,345	117,148
Net amount(1)	193,831	126,281
Weighted-average rate	0.36%	0.45%
Weighted-average term to maturity	14.0 days	13.2 days

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3. Borrowings:  – (continued)

	September 30, 2014	September 30, 2013
Weighted-average outstanding balance during the three months ended	$2,658,695	$1,581,663
Weighted-average rate during the three months ended	0.36%	0.44%
Weighted-average outstanding balance during the nine months ended	$2,213,501	$1,504,878
Weighted-average rate during the nine months ended	0.37%	0.44%

Long-Term Debt

As of September 30, 2014 and December 31, 2013, the Company had $40,000 of outstanding long-term debentures. The Company’s long-term debentures consisted of the following as of the dates indicated:

	September 30, 2014		December 31, 2013
	Senior Notes	Trust Preferred Debt	Senior Notes	Trust Preferred Debt
Outstanding Principal	$25,000	$15,000	$25,000	$15,000
Annual Interest Rate	6.625%	LIBOR + 2.25 – 3.00%	6.625%	LIBOR + 2.25 – 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.625%	2.98%	6.625%	2.99%
Maturity	May 1, 2023	2033 – 2035	May 1, 2023	2033 – 2035
Early Redemption Date	May 1, 2016	2008 – 2010	May 1, 2016	2008 – 2010

4. Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include interest rate swaps, Eurodollar futures, swap futures, and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS. The exchange traded derivatives such as Eurodollar futures and swap futures are cash settled on a daily basis. The Company may be required to pledge collateral for margin requirements with third-party custodians in connection with certain derivative transactions. These transactions are not under master netting agreements. In addition, certain features of the securitization structures of the Company’s private-label MBS are considered derivatives under ASC 815. The Company determined that these embedded derivatives have de minimis value, if any.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4. Derivative Financial Instruments and Hedging Activities:  – (continued)

During the three and nine months ended September 30, 2014 and 2013, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three and nine months ended September 30, 2014, the Company recorded net gains (losses) of $7,556 and $(62,509), respectively, on these derivatives. For the three and nine months ended September 30, 2013, the Company recorded net (losses) gains of $(14,457) and $44,577, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures
Derivative assets	$10,208,000	$3,111	$8,758,000	$4,361
Derivative liabilities	27,752,000	(44,062)	6,787,000	(30,638)
Total Eurodollar futures(1)	37,960,000	(40,951)	15,545,000	(26,277)
10-year swap futures
Derivative assets	670,000	3,751	635,500	3,727
Derivative liabilities	460,000	(23,285)	31,000	(18)
Total 10-year swap futures(2)	1,130,000	(19,534)	666,500	3,709
5-year U.S. Treasury note futures	—	—	100,000	(1,500)
Commitment to purchase MBS(3)	497,569	2,104	169,511	(973)
Commitment to sell MBS(4)	50,000	(63)	125,000	336

(1)	The $37,960,000 total notional amount of Eurodollar futures contracts as of September 30, 2014 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2014 and 2019. As of September 30, 2014, the Company maintained $57,970 as a deposit and margin against the open Eurodollar futures contracts.
(2)	The $1,130,000 represents the total notional amount of 10-year swap futures as of September 30, 2014, of which $765,000 of notional amount matures in December 2014 and $365,000 in notional amount matures in March 2024. As of September 30, 2014, the Company maintained $37,246 as a deposit and margin against the open 10-year swap futures contracts.
(3)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate MBS securities.
(4)	The total notional amount of commitment to sell MBS represents forward commitments to sell fixed-rate MBS securities.

5. Income Taxes:

The total income tax provision for the three and nine months ended September 30, 2014 was $5,442 and $21,996, respectively. The total income tax provision for the three and nine months ended September 30, 2013 was $2,455 and $1,247, respectively. The Company generated pre-tax book income of $18,289 and $60,715 for the three and nine months ended September 30, 2014, respectively. The Company generated pre-tax book income of $5,548 and $10,711 for the three and nine months ended September 30, 2013, respectively.

The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 36.2% and 11.64%, respectively. The effective tax rate during the nine months ended September 30, 2014 was lower than the statutory rate due to the changes in deferred taxes. The effective tax rate during the nine months

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5. Income Taxes:  – (continued)

ended September 30, 2013 was lower than the statutory tax rate due to the realization of previously unrecognized tax benefits, including related accrued interest, that were fully reserved.

As of September 30, 2014, the Company had a net deferred tax asset of $147,686. The Company continues to provide a valuation allowance against the portion of the capital loss carryforwards for which the Company believes is more likely than not that the benefits will not be realized prior to expiration. The Company will continue to assess the need for a valuation allowance at each reporting date.

As of September 30, 2014, the Company has assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS) and state and local taxing jurisdictions where the Company has significant business operations. As of September 30, 2014, there are no on-going examinations.

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

	Three Months Ended September 30,
	2014		2013
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	20,577	20,577	16,669	16,669
Stock options, performance share units, and unvested restricted stock	—	478	—	176
Weighted-average common and common equivalent shares outstanding	20,577	21,055	16,669	16,845
Net income applicable to common stock	$12,847	$12,847	$3,093	$3,093
Net income per common share	$0.62	$0.61	$0.19	$0.18

	Nine Months Ended September 30,
	2014		2013
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	19,056	19,056	15,761	15,761
Stock options, performance share units, and unvested restricted stock	—	357	—	173
Weighted-average common and common equivalent shares outstanding	19,056	19,413	15,761	15,934
Net income applicable to common stock	$38,719	$38,719	$9,464	$9,464
Net income per common share	$2.03	$1.99	$0.60	$0.59

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

6. Earnings Per Share:  – (continued)

The diluted earnings per share for the three and nine months ended September 30, 2014 did not include the antidilutive effect of 38,646 and 29,543 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units. The diluted earnings per share for the three and nine months ended September 30, 2013 did not include the antidilutive effect of 43,598 and 23,796 shares, respectively, of stock options, unvested shares of restricted stock, and performance share units.

7. Equity:

Equity Offering

During the nine months ended September 30, 2014, the Company completed two public offerings of its Class A Common Stock as follows:

Closing date of the offering	March 28, 2014	September 8, 2014
Shares sold to public	2,750,000	2,750,000
Additional shares sold pursuant to the underwriter over-allotment option	312,500	412,500
Total shares of Class A common stock sold in the offering	3,062,500	3,162,500
Public offering price per share	$27.40	$27.61
Net proceeds(1)	$81,669	$85,214

(1)	Net of underwriting discounts and commissions and expenses.

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

Long-Term Incentive Plan

On April 7, 2014, the Board of Directors adopted the Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (2014 Plan). The 2014 Plan was approved by the Company’s shareholders and became effective on July 15, 2014. Under the 2014 Plan, a maximum number of 2,000,000 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2014 Plan, were authorized for issuance and may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of September 30, 2014, 1,998,774 shares remained available for issuance under the 2014 Plan.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

7. Equity:  – (continued)

The 2014 Plan replaced the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). No additional grants will be made under the 2011 Plan. However, previous grants under the 2011 Plan will remain in effect subject to the terms of the 2011 Plan and the applicable award agreement and shares of Class A common stock may be issued under the 2011 Plan, subject to adjustment as set forth in the 2014 Plan. The shares of Class A common stock to be issued under the 2011 Plan are subject to the achievement of performance measures and vesting. As of September 30, 2014 and December 31, 2013, 308,934 and 443,504 shares, respectively, remained available for issuance under the 2011 Plan.

Depending on the Company’s stock price at the time restricted stock units vest, the actual tax deduction benefit may be more or less than the carrying amount of the previously recorded deferred tax asset. An increase to the tax benefit (windfall) is generated when the tax deduction exceeds the recorded deferred tax asset. This incremental excess tax benefits are recorded as an increase to additional paid-in capital. Conversely, a decrease in tax benefit (shortfall) is generated when the tax deduction is below the recorded deferred tax asset. This incremental expense results in additional income tax expense, unless it can be offset by accumulated windfall tax benefit recorded in additional paid-in capital. The gross windfall tax benefit is presented in the consolidated statements of cash flows as financing cash inflows.

Performance-Based Long-Term Incentive Program

On August 13, 2012, the Compensation Committee of the Board of Directors of the Company (the Compensation Committee) adopted a performance-based long-term incentive program (Performance-based Program) that provides for the issuance of two types of performance share units (PSUs).

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

On July 1, 2014, the Company granted an aggregate of 35,126 Book Value PSUs and 35,593 TSR PSUs to the participants in the Performance-based Program (2014 PSU Grants). For the 2014 PSU Grants, the Compensation Committee awarded PSUs with an aggregate grant date fair value equal to 100% of the participant’s base salary, with 50% of the total grant date fair value represented by Book Value PSUs and 50% of the total grant date fair value represented by TSR PSUs. The 2014 PSU Grants have a three-year performance period.

The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of PSUs granted, depending on performance results. If the threshold level of performance goals are not achieved, no PSUs are earned. Participants will be eligible to receive 50% of the granted PSUs for Company performance at the threshold level, 100% of the granted PSUs for Company performance at the target level and 250% of the granted PSUs for Company performance at the maximum level, with linear interpolation for achievement falling between the performance levels. Shares of Class A common stock issued under a PSU will be issued pursuant to the 2011 Plan or the 2014 Plan, depending on the grant date of the PSU.

The Company recorded $1,236 and $2,084, in compensation expenses related to the Performance-based Program during the three and nine months ended September 30, 2014, respectively. The Company recorded $398 and $915 in compensation expenses related to the Performance-based Program during the three and nine months ended September 30, 2013, respectively.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

7. Equity:  – (continued)

Restricted Stock

The following tables present the activities and balances related to restricted stock for the dates and periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Shares granted	48,500	—	84,602	36,000
Weighted-average share price	$26.20	$—	$26.84	$26.74
Compensation expense recognized during the period	$179	$223	$574	$432

	September 30, 2014	December 31, 2013
Restricted Class A shares outstanding, unvested	117,112	57,673
Unrecognized compensation cost related to unvested shares	$2,534	$838
Weighted-average vesting period remaining	2.13 years	2.04 years

Conversion of Class B Common Stock to Class A Common Stock

During the nine months ended September 30, 2014, a holder of the Company’s Class B common stock converted an aggregate of 104,827 shares of Class B common stock into 104,827 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company’s Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

8. Recent Accounting Pronouncements:

On April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will be effective for the Company on January 1, 2015. The Company is currently evaluating the impact of ASU No. 2014-08.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. The Company is currently evaluating the impact of ASU No. 2014-09.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on December 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

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

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including, but not limited to, making it more difficult for us to analyze our investment portfolio, reducing the market value of our MBS portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been evaluating, and will continue to evaluate, the potential impact of recent government actions, affecting the market price and availability of MBS, related derivative securities, and interest rates. For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Our MBS portfolio is affected by general U.S. residential real estate market conditions and the overall U.S. economic environment. In particular, our MBS strategy and the performance of our MBS portfolio is influenced by the specific characteristics of these markets, including prepayment rates, credit losses, interest rates and the interest rate yield curve. Our results of operations with respect to our MBS portfolio primarily depend on, among other things, the level of our interest income, the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings and the cost and impact of our hedging transactions. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow, which is generally based on the fair value of the MBS portfolio and the advance rate at which the lenders are willing to lend against the collateral provided. We have entered into various hedging transactions to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the value of our MBS portfolio. The market value of these hedging instruments is expected to fluctuate inversely relative to the value of the MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value.

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

Current Market Conditions and Trends

The U.S. Federal Reserve continued its reductions of its monthly purchases of agency-backed MBS and U.S. Treasury bonds (QE3) during the third quarter of 2014. These reductions are commonly referred to as “tapering.” As of October 2014, the Federal Reserve had reduced its purchases to $10 billion of U.S. Treasury bonds and $5 billion in agency-backed MBS per month. After the FOMC meeting held October 28-29, 2014, the FOMC announced that the Federal Reserve would cease purchasing U.S. Treasury bonds or agency-backed MBS at the end of October 2014, thus concluding the tapering process. In a statement released on October 29, 2014, the FOMC noted that in its view, there has been substantial improvement in the outlook for the labor market since the inception of QE3. Furthermore, the FOMC noted that it anticipates, based on its current assessment, that it likely will be appropriate for the Federal Reserve to maintain the 0 to 0.25% target range for the federal funds rate for a considerable time following the end of QE3 in October 2014.

Given the low inflation projections, we believe that the U.S. government’s monetary policy will likely be dependent on actual growth in employment rather than inflation concerns. It is important to note that over the past several years, actual employment growth has been consistently below the U.S. Federal Reserve’s projections. While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued low interest rate environment and actions by the U.S. Federal Reserve. We believe the general business environment will continue to be challenging in 2014 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, the overall market value of U.S. equities and liquidity in the financial system. Depending on recent market developments and movements, we may seek to re-align our strategy and our portfolio. We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and other types of assets and seek the highest risk-adjusted returns for our capital.

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

Government-sponsored enterprise (GSE) reform lost momentum in the second quarter of 2014 when the Johnson-Crapo Bill, which is closely based on the Corker-Warner Bill, failed to secure enough support to be considered by Congress even though it was approved by the Senate Banking Committee. The fate of the proposed legislation is unclear, as reports indicate that the U.S. House Republican leadership appears to favor a very different approach to reform. There is no way to know if this proposal will become law, how this proposal would impact housing finance, and what impact, if any, it would have on companies that invest in MBS. In August 2014, the Federal Housing Finance Agency (FHFA) issued a request for comment on its proposal to establish a “Single Security” for agency-backed MBS, with conformed structures, terms, disclosures and settlement date. Under the plan, the proposed Single Security would leverage the GSEs’ existing security structures and would encompass many of the pooling features of the current Fannie Mae MBS and more of the disclosure framework of the current Freddie Mac Participation Certificate (“PC”). The FHFA indicated that the ultimate goal for the new structure is for the legacy MBS and PC securities to be fungible or transferable with the new security. Such a plan would benefit investors in agency-backed MBS by simplifying the structures, terms, disclosures and settlement rules for agency-backed MBS, and making these securities more comparable for purposes of pricing and transacting.

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

Executive Summary

On September 8, 2014, we completed a public offering of 3,162,500 shares of Class A common stock, including 412,500 shares of Class A common stock purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $27.61 per share, for net proceeds of $85.2 million after deducting underwriting discounts and commissions and expenses.

Based on current economic indicators and trends in underlying credit and housing data, we continue to review the allocation of our available capital in an effort to maximize return to our shareholders. As of September 30, 2014, our MBS portfolio consisted of $3.5 billion in fair value, with $3.2 billion of agency-backed MBS and $0.3 billion of private-label MBS. Our combined MBS portfolio performed in line with our expectations in the third quarter of 2014. Our private-label MBS portfolio value increased due to continued demand for these assets and the continued improvement in their credit metrics. The agency-backed MBS values decreased during the third quarter of 2014 due to market fluctuations. This resulted in a decrease in the performance of our assets when compared to the change in value of the hedges that we have against this portfolio. Our hedge design and structure is intended to offset substantially the change in value of our assets due to changes in interest rates. Other factors, such as the steepness or flatness of the yield curve, will potentially have an effect on the value of our hedges as compared to the assets.

During the third quarter of 2014, 10-year Treasury yields remained relatively unchanged and the 10-year Treasury yield curve has flattened since June 30, 2014. The 10-year Treasury decreased 1 basis point and the 5-year to 10-year Treasury curve flattened by 17 basis points. In addition, the spread between agency-backed MBS and interest rate swaps tightened during the quarter ended September 30, 2014, with the spread between Fannie Mae 30-year par priced securities and 5-year interest rate swaps tightening by approximately 23 basis points.

For the three months ended September 30, 2014, we had net income of $12.8 million, or $0.61 per share (diluted). As of September 30, 2014, our book value per share was $30.43.

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the three and nine months ended September 30, 2014. Our non-GAAP core operating income for the three and nine months ended September 30, 2014 was $28.7 million and $73.2 million, respectively. In determining core operating income, we excluded certain legacy litigation expenses and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for contractual interest and principal repayments in excess of proportionate invested capital, (3) other-than-temporary impairment charges recognized, (4) non-cash income tax provisions, and (5) benefit from the reversal of previously accrued federal and state tax liability and accrued interest related to uncertain tax positions. Additionally, starting in 2014, the Company has excluded both realized and unrealized gains and losses on the agency-backed MBS and all related hedge instruments, and has presented prior periods on a consistent basis. These adjustments are only for the purpose of calculating our non-GAAP core operating income; therefore, they do not change our GAAP book value as reported.

The Company’s portfolio strategy on the agency-backed MBS portfolio is to generate a net interest margin on the leveraged assets and hedge the market value of the assets, expecting that the fluctuations in the market value of the agency-backed MBS and related hedges should largely offset each other over time. As a result, the Company excludes both the realized and unrealized fluctuations in the gains and losses in the assets and hedges on its hedged agency-backed MBS portfolio when assessing the underlying core operating income of the Company. However, the Company’s portfolio strategy on the private-label MBS is to generate a total cash return comprised of both interest income and the cash return realized when the private-label MBS are sold which equals the difference between the sale price and the discount to par paid at acquisition. Therefore, the Company excludes non-cash accretion of private-label MBS purchase discounts from core operating income, but includes realized cash gains or losses on its private-label MBS portfolio in core operating income to reflect the total cash return on those securities over their holding period.

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

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014	2013 Revised	2013 As Previously Reported
GAAP net income	$12,847	$3,093	$3,093
Adjustments
Legacy litigation expenses(1)	—	(24)	(24)
Non-cash income tax provisions	5,114	2,170	2,170
Stock compensation	1,524	729	729
Non-cash interest income related to purchase discount accretion(2)	(1,256)	(1,915)	(1,915)
Net realized and unrealized (gain) loss on trading MBS and hedge instruments	10,374	15,549	12,898
Other-than-temporary impairment charges	71	380	380
Non-GAAP core operating income	$28,674	$19,982	$17,331

	Nine Months Ended September 30,
	2014	2013 Revised	2013 As Previously Reported
GAAP net income	$38,719	$9,464	$9,464
Adjustments
Legacy litigation expenses(1)	54	551	551
Non-cash income tax provisions	21,100	4,469	4,469
Stock compensation	2,980	1,666	1,666
Non-cash interest income related to purchase discount accretion(2)	(7,634)	(3,091)	(3,091)
Net realized and unrealized loss on trading MBS and hedge instruments	17,808	47,903	40,221
Benefit from the reversal of federal tax liability and accrued interest related to uncertain tax position	—	(3,744)	(3,744)
Other-than-temporary impairment charges	151	1,270	1,270
Non-GAAP core operating income	$73,178	$58,488	$50,806

(1)	Legacy litigation expenses relate to legal matters pertaining to events related to business activities the Company completed or exited in or prior to 2009 — primarily debt extinguishment, sub-prime mortgage origination and securitization and broker/dealer operations.
(2)	Non-cash interest income related to purchase discount accretion represents interest income recognized in excess of cash receipts related to contractual interest income and principal repayments in excess of proportionate invested capital.

As of September 30, 2014, our agency-backed MBS consisted of $3.0 billion in face value with a cost basis and fair value of $3.2 billion. Our agency-backed MBS had a weighted-average coupon of 4.04% and a weighted-average cost of funding of 0.32% at September 30, 2014. During the three months ended September 30, 2014, we received proceeds of $65.3 million from the sale of $61.7 million in face value of our agency-backed MBS, realizing $0.2 million in losses, or realized net losses of $0.1 million from the acquisition price. During the nine months ended September 30, 2014, we received proceeds of $65.3 million from the sale of $61.7 million in face value of our agency-backed MBS, realizing $1.4 million in gains, or realized net losses of $0.1 million from the acquisition price.

We have entered into various hedge instruments, which are described below, to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through June 30, 2019 and have a lifetime weighted-average rate of 2.61%, as compared to a lifetime weighted-average market rate of 2.17% as of September 30, 2014. The swap futures traded on the Chicago Board of Trade Exchange mature in December 2014 and have a weighted-average rate of 2.67%, as compared to a weighted-average market rate of 2.68% as of September 30, 2014. The swap futures traded on the Eris Exchange have a stated maturity of March 2024 and have a weighted-average rate of 3.15%, as compared to a weighted-average market rate of 2.59% as of September 30, 2014. The value of these hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing interest rates and/or tightening mortgage spreads, these instruments are expected to increase in value.

As of September 30, 2014, our private-label MBS portfolio consisted of $389.4 million in face value with an amortized cost basis of $237.9 million and had a fair value at $292.8 million. The unamortized net discount on our private-label MBS portfolio was $151.5 million as of September 30, 2014. During the three months ended September 30, 2014, we recognized net interest income of $6.3 million, representing a 10.1% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. During the three months ended September 30, 2014, we received proceeds of $25.0 million from the sale of $30.9 million in face value of our private-label MBS, realizing $3.5 million in gains. We also recognized $0.1 million in other-than-temporary impairment (OTTI)

charges during the three months ended September 30, 2014. OTTI charges do not affect non-GAAP core operating income or book value, but it reduces our net income and lowers the accounting basis used to record future discount accretion.

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

The following is a summary of our net income for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net interest income	$30,325	$20,681	$79,294	$58,330
Other loss, net	(6,982)	(11,103)	(4,990)	(35,893)
Other expenses	5,054	4,030	13,589	11,726
Income before income taxes	18,289	5,548	60,715	10,711
Income tax provision	5,442	2,455	21,996	1,247
Net income	$12,847	$3,093	$38,719	$9,464

For the three months ended September 30, 2014, our net income was $12.8 million compared to net income of $3.1 million for the three months ended September 30, 2013. Our net income includes net interest income of $30.3 million and other net loss of $7.0 million for the three months ended September 30, 2014 compared to net interest income of $20.7 million and other net loss of $11.1 million for the three months ended September 30, 2013. The increase in net interest income is due primarily to a $9.1 million increase due to a change in volume (average balance) and a $0.5 million increase due to a change in net rate on our principal investing activities as discussed below. The decrease in other net loss is discussed below. Our other expenses increased to $5.1 million during the three months ended September 30, 2014 compared to $4.0 million for the three months ended September 30, 2013, primarily as a result of increases in compensation expenses.

For the nine months ended September 30, 2014, our net income was $38.7 million compared to net income of $9.5 million for the nine months ended September 30, 2013. Our net income includes net interest income of $79.3 million and other net loss of $5.0 million for the nine months ended September 30, 2014 compared to net interest income of $58.3 million and other net loss of $35.9 million for the nine months ended September 30, 2013. The increase in net interest income is due primarily to a $21.7 million increase due to a change in volume (average balance) offset by a $0.1 million decrease due to a change in net rate on our principal investing activities as discussed below. The decrease in other net loss is discussed below. Our other expenses increased to $13.6 million during the nine months ended September 30, 2014 compared to $11.7 million during the nine months ended September 30, 2013 primarily as a result of increases in compensation expenses offset by a decrease in legal expenses.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS as of September 30, 2014 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$1,777,641	$1,883,424
Freddie Mac	1,222,511	1,292,711
Available-for-sale
Agency-backed MBS
Fannie Mae	36	40
Private-label MBS
Senior securities	—	—
Re-REMIC securities	389,404	292,809
Other mortgage related assets	66,453	220
Total	$3,456,045	$3,469,204

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

Results of Operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

We reported net income of $12.8 million for the three months ended September 30, 2014 compared to net income of $3.1 million for the three months ended September 30, 2013 which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Interest income	$33,301	$22,995
Interest expense	2,976	2,314
Net interest income	30,325	20,681
Other loss, net
Investment loss, net	(6,978)	(11,100)
Other loss	(4)	(3)
Total other loss, net	(6,982)	(11,103)
Other expenses	5,054	4,030
Income before income taxes	18,289	5,548
Income tax provision	5,442	2,455
Net income	$12,847	$3,093

Net income increased $9.7 million from net income of $3.1 million for the three months ended September 30, 2013 to net income of $12.8 million for the three months ended September 30, 2014. The increase in net income is due to the following changes:

Net Interest Income

Net interest income increased $9.6 million (46.4%) from $20.7 million for the three months ended September 30, 2013 to $30.3 million for the three months ended September 30, 2014. Of this increase, $9.1 million is due to a change in volume (average balance) and $0.5 million is due to a change in net rate on our principal investing activity as discussed below. The increase in the average balance of our agency-backed MBS is the result of deploying our investable capital generated from the capital raised from our public offerings in 2014 on a leveraged basis to our MBS portfolio. See additional yield analysis below. The components of income from our principal investment activities, net of related interest expense are as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Net interest income	$30,879	$21,237
Investment loss, net	(6,978)	(11,100)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$2,824,474	$26,711	3.78%	$1,688,621	$15,880	3.76%
Private-label MBS
Senior securities	—	—	—	5,370	221	16.44%
Re-REMIC securities	248,885	6,583	10.58%	271,899	6,883	10.13%
Other investments	235	6	10.66%	415	10	10.04%
	$3,073,594	33,300	4.33%	$1,966,305	22,994	4.68%
Other(1)		1			1
		33,301			22,995
Repurchase agreements	$2,658,695	(2,422)	(0.36)%	$1,581,663	(1,758)	(0.44)%
Net interest income/spread		$30,879	3.97%		$21,237	4.24%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income of $9.7 million from $21.2 million from the three months ended September 30, 2013 to $30.9 million for the three months ended September 30, 2014 is primarily due to the increase in our agency-backed MBS portfolio as discussed above. The decreases in interest rates in the MBS portfolio and related repurchase agreements did not materially impact the change in net interest income for the three months ended September 30, 2014 from the three months ended September 30, 2013. Interest income from other investments represents interest on interest-only MBS.

The effects of changes in the composition of our investments on our net interest income from our principal investment activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
	Rate(1)	Volume(1)	Total Change
MBS
Agency-backed MBS	$89	$10,742	$10,831
Private-label MBS
Senior securities	(110)	(111)	(221)
Re-REMIC securities	300	(600)	(300)
Total private-label MBS	190	(711)	(521)
Total MBS	279	10,031	10,310
Other interest	—	(4)	(4)
Repurchase agreements	178	(842)	(664)
	$457	$9,185	$9,642

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense related to repurchase agreements increased $0.6 million (33.3%) to $2.4 million for the three months ended September 30, 2014 from $1.8 million for the three months ended September 30, 2013 due to the increase in the repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public offering in March 2014 in connection with the investment of such net proceeds. Interest expense unrelated to our principal investing activity relates to long-term debt. Interest expense related to long-term debt was $0.6 million for the three months ended September 30, 2014 and 2013.

Other Loss, Net

Total other loss, net, decreased $4.1 million from a loss of $11.1 million for the three months ended September 30, 2013 to a loss of $7.0 million for the three months ended September 30, 2014 primarily due to a decrease in net investment losses as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Realized gains on sale of available-for-sale investments, net	$3,467	$4,778
Available-for-sale and cost method securities – OTTI charges	(71)	(380)
Losses on trading investments, net	(18,025)	(1,170)
Gains (losses) from derivative instruments, net	7,556	(14,457)
Other, net	95	129
Investment loss, net	$(6,978)	$(11,100)

The realized gains on sale of available-for-sale investments, net, recognized for the three months ended September 30, 2014 and 2013 were primarily the result of $25.0 million and $27.1 million of proceeds received, respectively, from the sales of $30.9 million and $49.0 million in face value of available-for-sale MBS, respectively. We recorded a gain of $3.5 million and $4.8 million from these sales for the three months ended September 30, 2014 and 2013, respectively.

We recorded OTTI charges of $0.1 million and $0.4 million for the three months ended September 30, 2014 and 2013 respectively, on available-for-sale, private-label MBS, with a cost basis of $2.1 million and $10.1 million, respectively, prior to recognizing the OTTI charges. The OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at discount due to credit deterioration since origination. These OTTI charges do not represent additional credit deterioration but the change in timing of cash flow projection primarily due to higher than projected actual cash flows during the earlier periods. We recorded no OTTI charges on agency interest-only MBS for the three months ended September 30, 2014 and 2013.

The losses on trading investments, net, recognized for the three months ended September 30, 2014 were primarily the result of net mark-to-market loss adjustments of $17.8 million and net losses of $0.2 million from sales of trading investments. The securities sold during the three months ended September 30, 2014 had $0.1 million in net cumulative losses from the acquisition price. The losses on trading investments, net, recognized for the three months ended September 30, 2013 were primarily the result of net mark-to-market gain adjustments of $2.7 million and net losses of $3.9 million from sales of trading investments. The securities sold during the three months ended September 30, 2013 had $16.0 million in net cumulative losses from the acquisition price.

The gains from derivative instruments recognized for the three months ended September 30, 2014 were the result of net realized losses of $4.6 million and net unrealized mark-to-market gain adjustments of $12.6 million. The derivative instruments closed during the three months ended September 30, 2014 had $11.9 million in net cumulative losses from the acquisition price. The losses from derivative instruments recognized for the three months ended September 30, 2013 were the result of net realized losses of $5.6 million and net unrealized mark-to-market loss adjustments of $8.9 million. The derivative instruments closed during the three months ended September 30, 2013 had $13.2 million in net cumulative gains from the acquisition price. The value of our hedging instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Other Expenses

Other expenses increased by $1.1 million (27.5%) from $4.0 million for the three months ended September 30, 2013 to $5.1 million for the three months ended September 30, 2014. The increase is primarily a result of increases in compensation expenses.

Income Tax Provision

Total income tax provision increased from $2.5 million for the three months ended September 30, 2013 to $5.4 million for the three months ended September 30, 2014. The increase in income tax provision was due primarily to an increase in pre-tax income as discussed above. The net deferred tax assets, which are partially offset by a valuation allowance, include NOLs, which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to being subject to alternative minimum tax.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

We reported net income of $38.7 million for the nine months ended September 30, 2014 compared to net income of $9.5 million for the nine months ended September 30, 2013 which included the following results for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Interest income	$87,231	$64,468
Interest expense	7,937	6,138
Net interest income	79,294	58,330
Other loss, net
Investment loss, net	(4,979)	(35,882)
Other loss	(11)	(11)
Total other loss, net	(4,990)	(35,893)
Other expenses	13,589	11,726
Income before income taxes	60,715	10,711
Income tax provision	21,996	1,247
Net income	$38,719	$9,464

Net income increased $29.2 million from net income of $9.5 million for the nine months ended September 30, 2013 to net income of $38.7 million for the nine months ended September 30, 2014. The increase in net income is due to the following changes:

Net Interest Income

Net interest income increased $21.0 million (36.0%) from $58.3 million for the nine months ended September 30, 2013 to $79.3 million for the nine months ended September 30, 2014. The increase is due primarily to a $21.7 million increase due to a change in volume (average balance) offset by a $0.1 million decrease due to a change in net rate on our principal investing activities as discussed below. The increase in the average balance of our agency-backed MBS is the result of deploying our investable capital generated from the capital raised from our public offerings in March 2014 and 2013 on a leveraged basis to our MBS portfolio. See additional yield analysis below. The components of income from our principal investment activities, net of related interest expense are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Net interest income	$80,951	$59,407
Investment loss, net	(4,979)	(35,882)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$2,349,237	$66,603	3.78%	$1,589,053	$45,008	3.78%
Private-label MBS
Senior securities	1,821	226	16.55%	5,463	672	16.41%
Re-REMIC securities	262,268	20,359	10.35%	230,686	18,750	10.84%
Other investments	271	21	10.43%	439	35	10.65%
	$2,613,597	87,209	4.45%	$1,825,641	64,465	4.71%
Other(1)		22			3
		87,231			64,468
Repurchase agreements	$2,213,501	(6,280)	(0.37)%	$1,504,878	(5,061)	(0.44)%
Net interest income/spread		$80,951	4.08%		$59,407	4.27%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income of $21.6 million from $59.4 million from the nine months ended September 30, 2013 to $81.0 million from the nine months ended September 30, 2014 is primarily due to the increase in our agency-backed MBS portfolio from the deployment of capital raised from our public offerings during March 2014 and 2013 on a leveraged basis. The decreases in interest rates in the MBS portfolio and related repurchase agreements did not materially impact the change in net interest income for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. Interest income from other investments represents interest on interest-only MBS securities.

The effects of changes in the composition of our investments on our net interest income from our principal investment activities are summarized below (dollars in thousands):

	Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
	Rate(1)	Volume(1)	Total Change
MBS
Agency-backed MBS	$43	$21,552	$21,595
Private-label MBS
Senior securities	6	(452)	(446)
Re-REMIC securities	(871)	2,480	1,609
Total private-label MBS	(865)	2,028	1,163
Total MBS	(822)	23,580	22,758
Other interest	—	5	5
Repurchase agreements	698	(1,917)	(1,219)
	$(124)	$21,668	$21,544

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense related to repurchase agreements increased $1.2 million (23.5%) to $6.3 million for the nine months ended September 30, 2014 from $5.1 million for the nine months ended September 30, 2013 due to the increase in the repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public offerings in March 2014 and 2013 in connection with the investment of such net proceeds. Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $1.7 million for the nine months ended September 30, 2014 from $1.1 million for the nine months ended September 30, 2013 due to the increase in long-term debt outstanding.

Other Loss, Net

Total other loss, net, decreased $30.9 million from a loss of $35.9 million for the nine months ended September 30, 2013 to a loss of $5.0 million for the nine months ended September 30, 2014 primarily due to a decrease in net investment losses as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Realized gains on sale of available-for-sale investments, net	$12,826	$13,267
Available-for-sale and cost method securities – OTTI charges	(151)	(1,270)
Gains (losses) on trading investments, net	44,429	(92,694)
(Losses) gains from derivative instruments, net	(62,509)	44,577
Other, net	426	238
Investment loss, net	$(4,979)	$(35,882)

The realized gains on sale of available-for-sale investments, net, recognized for the nine months ended September 30, 2014 and 2013 were primarily the result of $62.3 million and $54.9 million of proceeds received, respectively, from the sales of $80.6 million and $82.1 million in face value of available-for-sale MBS, respectively. We recorded a gain of $12.8 million and $13.3 million from these sales for the nine months ended September 30, 2014 and 2013, respectively.

We recorded OTTI charges of $0.1 million and $1.3 million for the nine months ended September 30, 2014 and 2013 respectively, on available-for-sale, private-label MBS, with a cost basis of $2.2 million and $11.7 million, respectively, prior to recognizing the OTTI charges. The OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at discount due to credit deterioration since origination. These OTTI charges do not represent additional credit deterioration but the change in timing of cash flow projection primarily due to higher than projected actual cash flows during the earlier periods. For the nine months ended September 30, 2014, we recorded OTTI charges of $29.3 thousand on an investment in agency interest-only MBS. We recorded no OTTI charges on agency interest-only MBS for the nine months ended September 30, 2013.

The gains on trading investments, net, recognized for the nine months ended September 30, 2014 were primarily the result of net mark-to-market gain adjustments of $43.0 million and net gains of $1.4 million from sales of trading investments. The securities sold during the nine months ended September 30, 2014 had $0.1 million in net cumulative losses from the acquisition price. The losses on trading investments, net, recognized for the nine months ended September 30, 2013 were primarily the result of net mark-to-market loss adjustments of $66.8 million and net losses of $25.9 million from sales of trading investments. The securities sold during the nine months ended September 30, 2013 had $16.8 million in net cumulative losses from the acquisition price.

The losses from derivative instruments recognized for the nine months ended September 30, 2014 were the result of net realized losses of $26.5 million and net unrealized mark-to-market loss adjustments of $36.0 million. The derivative instruments closed during the nine months ended September 30, 2014 had $28.8 million in net cumulative losses from the acquisition price. The gains from derivative instruments recognized for the nine months ended September 30, 2013 were the result of net realized gains of $39.3 million and net unrealized mark-to-market gain adjustments of $5.3 million. The derivative instruments closed during the nine months ended September 30, 2013 had $8.9 million in net cumulative gains from the acquisition price. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

Other Expenses

Other expenses increased by $1.9 million (16.2%) from $11.7 million for the nine months ended September 30, 2013 to $13.6 million for the nine months ended September 30, 2014. The increase is primarily a result of increases in compensation expenses offset by a decrease in legal expenses.

Income Tax Provision

Total income tax provision increased from a provision of $1.2 million for the nine months ended September 30, 2013 to a provision of $22.0 million for the nine months ended September 30, 2014. The increase in income tax provision was due primarily to an increase in pre-tax income as discussed above and the realization of previously unrecognized tax benefits including related accrued interest that were fully reserved related to an uncertain tax position during the nine months ended September 30, 2013. As a result of the realization of previously unrecognized tax benefits, our effective tax rate for the nine months ended September 30, 2013 was lower than the statutory tax rate. There was no such activity during the nine months ended September 30, 2014. The net deferred tax assets, which are partially offset by a valuation allowance, include NOLs, which are available to offset the current and future taxable income. We recorded an expected tax liability for the period due to being subject to alternative minimum tax.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS and proceeds from sales of MBS. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities or other securities registered pursuant to our effective shelf registration statement filed with the SEC. The 2011 Shelf Registration statement expired on January 20, 2014. On January 22, 2014, we filed a shelf registration statement on Form S-3 (File No. 333-193478) with the SEC (the 2014 Shelf Registration) to replace the expired shelf registration statement. The 2014 Shelf Registration was declared effective by the SEC on February 5, 2014. The 2014 Shelf Registration statement permits us to issue and publicly distribute various types of securities, including Class A common stock, preferred stock, debt securities, warrants and units, or any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750.0 million.

Pursuant to our 2014 Shelf Registration statement, on September 8, 2014, we completed a public offering of 3,162,500 shares of Class A common stock, including 412,500 shares purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $27.61 per share, for net proceeds of $85.2 million, after deducting underwriting discounts and commissions and expenses. As previously disclosed, on March 28, 2014, we completed a public offering of 3,062,500 shares of Class A common stock, including 312,500 shares purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $27.40 per share, for net proceeds of $81.7 million, after deducting underwriting discounts and commissions and expenses.

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

Cash Flows

As of September 30, 2014, our cash and cash equivalents totaled $31.1 million, representing a net decrease of $17.5 million from $48.6 million as of December 31, 2013. The cash provided by operating activities of $47.5 million during the nine months ended September 30, 2014 was attributable primarily to pre-tax net income. The cash used in investing activities of $1.3 billion relates primarily to purchases of MBS, net of sales of MBS and the principal payments received. The cash provided by financing activities of $1.2 billion during the nine months ended September 30, 2014 relates primarily to proceeds from repurchase agreements used to finance a portion of the MBS portfolio and from proceeds from completed public offerings, offset by dividend payments.

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

As of September 30, 2014, our liabilities totaled $3.1 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debt. As of September 30, 2014, we had $40.0 million of total long-term debt. Our trust preferred debt with a principal amount of $15.0 million outstanding as of September 30, 2014 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of September 30, 2014 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. As of September 30, 2014, our debt-to-equity leverage ratio was 3.9 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of September 30, 2014, the weighted-average interest rate under these agreements was 0.36%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event, the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	September 30, 2014	December 31, 2013
Outstanding balance	$2,668,566	$1,547,630
Weighted-average rate	0.36%	0.45%
Weighted-average term to maturity	14.0 days	13.2 days
Maximum amount outstanding at any month-end during the period	$2,671,867	$1,801,383

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits, long-term investments and deferred tax assets. As of September 30, 2014, liquid assets consisted primarily of cash and cash equivalents of $31.1 million and net investments in MBS of $537.0 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $2.2 billion at December 31, 2013 to $3.8 billion as of September 30, 2014. The increase in total assets reflects the deployment of capital raised from our public offerings during the nine months ended September 30, 2014 on a leveraged basis into our MBS portfolio. As of September 30, 2014, the total par and fair value of the MBS portfolio was $3.4 billion and $3.5 billion, respectively, and the weighted-average coupon of the portfolio was 3.92%.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors has approved and we have declared and paid the following dividends to date in 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2014 and

December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended September 30, 2014:

Total Private-Label Securities
Yield (% of amortized cost)	10.6%
Average cost (% of face value)	53.5%
Weighted-average coupon	3.0%
Delinquencies greater than 60 plus days	15.2%
Credit enhancement	0.3%
Severity (three months average)	41.5%
Constant prepayment rate (three months average)	12.2%

Key credit and prepayment measures in our private-label MBS portfolio reflected deterioration during the three months ended September 30, 2014. Total 60-day plus delinquencies in our private-label MBS portfolio increased to 15.2% at September 30, 2014 from 14.6% at June 30, 2014 and trailing three month average loss severities on liquidated loans increased to 41.5% at September 30, 2014 from 32.1% at June 30, 2014. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of September 30, 2014. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	September 30, 2014
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS, Private-label	$292,809	$288,855	(1.35)%	$296,860	1.38%	$287,973	(1.65)%	$297,648	1.65%
MBS, Agency	3,176,175	3,176,175	—	3,176,175	—	3,176,175	—	3,176,175	—
Other	295,712	295,712	—	295,712	—	295,712	—	295,712	—
Total assets	$3,764,696	$3,760,742	(0.11)%	$3,768,747	0.11%	$3,759,860	(0.13)%	$3,769,535	0.13%
Liabilities	$3,065,719	$3,065,719	—	$3,065,719	—	$3,065,719	—	$3,065,719	—
Equity	698,977	695,023	(0.57)%	703,028	0.58%	694,141	(0.69)%	703,816	0.69%
Total liabilities and equity	$3,764,696	$3,760,742	(0.11)%	$3,768,747	0.11%	$3,759,860	(0.13)%	$3,769,535	0.13%
Book value per share	$30.43	$30.25	(0.57)%	$30.60	0.58%	$30.22	(0.69)%	$30.64	0.69%

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures, U.S. Treasury note futures, and swap futures. The counterparties to our derivative agreements at September 30, 2014 are various exchanges. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 5.51 in a rising interest rate environment and 4.07 in a declining interest rate environment.

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

	September 30, 2014
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$3,468,984	$3,277,887	(5.51)%	$3,610,174	4.07%
Derivative asset	8,966	66,690	643.81%	(63,541)	(808.69)%
Other	286,746	286,746	—	286,746	—
Total assets	$3,764,696	$3,631,323	(3.54)%	$3,833,379	1.82%
Liabilities
Repurchase agreements	$2,668,566	$2,668,566	—	$2,668,566	—
Derivative liability	67,410	(48,569)	(172.05)%	182,084	170.11%
Other	329,743	329,743	—	329,743	—
Total liabilities	3,065,719	2,949,740	(3.78)%	3,180,393	3.74%
Equity	698,977	681,583	(2.49)%	652,986	(6.58)%
Total liabilities and equity	$3,764,696	$3,631,323	(3.54)%	$3,833,379	1.82%
Book value per share	$30.43	$29.67	(2.49)%	$28.42	(6.58)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of September 30, 2014 (dollars in thousands, except per share amounts).

	September 30, 2014
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investments	$1,671	$1,838	10.00%	$1,504	(10.00)%
Other	3,763,025	3,763,025	—	3,763,025	—
Total assets	$3,764,696	$3,764,863	0.00%	$3,764,529	0.00%
Liabilities	$3,065,719	$3,065,719	—	$3,065,719	—
Equity	698,977	699,144	0.02%	698,810	(0.02)%
Total liabilities and equity	$3,764,696	$3,764,863	0.00%	$3,764,529	0.00%
Book value per share	$30.43	$30.43	0.02%	$30.42	(0.02)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2014, we did not repurchase any shares of our Class A common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).
4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.3	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed by the Registrant on May 1, 2013).
4.4	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.5	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 5, 2009).
10.1	Underwriting Agreement, dated as of September 4, 2014, among the Company and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Morgan Stanley & Co. LLC, RBC Capital markets, LLC and Keefe, Bruyette & Woods, Inc., as representatives of the several underwrites named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-Kfiled on September 9, 2014).
10.2	Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.3	Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.4	Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.5	Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
12.1	Computation of Ratio of Earnings to Fixed Charges.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT.***
101.SCH	SCHEMA DOCUMENT.***
101.CAL	CALCULATION LINKBASE DOCUMENT.***
101.LAB	LABELS LINKBASE DOCUMENT.***
101.PRE	PRESENTATION LINKBASE DOCUMENT.***
101.DEF	DEFINITION LINKBASE DOCUMENT.***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2014 and the Year Ended December 31, 2013; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

By:	/s/ KURT R. HARRINGTON Kurt R. Harrington Executive Vice President, Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer)

Date: October 31, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.2	Amended and Restated Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).
4.1	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.2	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.3	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to of the Company’s Current Report on Form 8-K filed by the Registrant on May 1, 2013).
4.4	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.5	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on June 5, 2009).
10.1	Underwriting Agreement, dated as of September 4, 2014, among the Company and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC and Keefe, Bruyette & Woods, Inc., as representatives of the several underwrites named therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-Kfiled on September 9, 2014).
10.2	Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.3	Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.4	Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
10.5	Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).
12.1	Computation of Ratio of Earnings to Fixed Charges.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT.***
101.SCH	SCHEMA DOCUMENT.***
101.CAL	CALCULATION LINKBASE DOCUMENT.***
101.LAB	LABELS LINKBASE DOCUMENT.***
101.PRE	PRESENTATION LINKBASE DOCUMENT.***
101.DEF	DEFINITION LINKBASE DOCUMENT.***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2014 and the Year Ended December 31, 2013; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013.