Form 10-K
period 2014-12-31
Arlington Asset Investment Corp.
filed 2015-02-09
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(703) 373-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities	Name of Each Exchange on Which Registered
Class A Common Stock, Par Value $0.01	New York Stock Exchange
6.625% Senior Notes due 2023	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates computed by reference to the last reported price at which the registrant’s Class A common stock was sold on the New York Stock Exchange on June 30, 2014 was approximately $516 million. There is no public trading market for the registrant’s Class B common stock; however, the Class B common stock is convertible into Class A common stock on a share-for-share basis.

As of January 30, 2015, there were 22,860,922 shares of the registrant’s Class A common stock outstanding and 105,869 shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (SEC) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•	the availability and terms of, and our ability to deploy, capital and our ability to grow our business through a strategy focused on acquiring primarily residential mortgage-backed securities (MBS) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (agency-backed MBS), and MBS issued by private organizations (private-label MBS);

•	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (NOLs), and net capital losses (NCLs), to offset future taxable income, including whether our shareholder rights plan (Rights Plan) will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of these strategies;

•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;

•	the effect of governmental regulation and actions;

•	our ability to quantify and manage risk;

•	our ability to realize any reflation of our assets;

•	our ability to roll our repurchase agreements on favorable terms, if at all;

•	our liquidity;

•	our asset valuation policies;

•	our decisions with respect to, and ability to make, future dividends;

•	investing in assets other than MBS or pursuing business activities other than investing in MBS;

•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the 1940 Act);

•	our decision not to elect to be taxed as a REIT under the Internal Revenue Code; and

•	the effect of general economic conditions on our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

•	current conditions and further adverse developments in the residential mortgage market and the overall economy;

•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;

•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;

•	the availability of certain short-term liquidity sources;

•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) and the U.S. Federal Reserve, for investments in agency-backed MBS, as well as the termination by the U.S. Federal Reserve of its purchases of agency-backed MBS;

•	the federal conservatorship of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

•	mortgage loan prepayment activity, modification programs and future legislative action;

•	changes in our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

ii

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;

•	fluctuations of the value of our hedge instruments;

•	fluctuating quarterly operating results;

•	changes in laws and regulations and industry practices that may adversely affect our business;

•	volatility of the securities markets and activity in the secondary securities markets;

•	our ability to successfully expand our business into areas other than investing in MBS; and

•	the other important factors identified in this Annual Report on Form 10-K under the caption “Item 1A — Risk Factors.”

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

During 2014, our principal investing strategy was to acquire and hold fixed-rate agency-backed MBS that we believed exhibited prepayment protection and fixed- and adjustable-rate, private-label MBS. Although the interest rate (or coupon) on adjustable-rate MBS changes over time, there are aspects of this class of security that result in the coupon being fixed for a period of time or the change in the coupon being limited. We will seek to maintain a certain level of whole-pool agency-backed MBS, due to our view of the long-term attractiveness of the asset class and for purposes of our exemption under the 1940 Act.

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

MBS Portfolio

As of December 31, 2014, the fair value of our MBS portfolio was $3.7 billion. The yield on our MBS for the year ended December 31, 2014 was 4.34%, including 10.08% on private-label MBS, with a corresponding cost of funds related to repurchase agreements of 0.37%. The yield on our MBS is calculated based upon the adjusted par value, which includes the effects of any other-than-temporary impairment charges recorded by us and an adjustment for any principal and interest for which collection is not probable. The yield on our MBS based on unadjusted par value was 4.30% for the year ended December 31, 2014.

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of December 31, 2014 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$1,923,588	$2,064,465
Freddie Mac	1,260,088	1,349,835
Available-for-sale
Agency-backed MBS
Fannie Mae	36	40
Private-label MBS
Senior securities	—	—
Re-REMIC securities	353,237	267,437
Other mortgage related assets	63,232	212
Total	$3,600,181	$3,681,989

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

The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S. credit rating to “AA+” by Standard & Poor’s during the quarter ended September 30, 2011 and Fitch Ratings Inc.’s announcement on October 15, 2013 that it had placed the U.S. credit rating on negative watch (although this negative watch was changed to “stable” on March 21, 2014) that these securities would receive such a rating if they were ever rated by a rating agency. For a discussion of the risks relating to credit ratings, see “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

Private-Label MBS

We also acquire and hold non-agency, or private-label, MBS. Private-label MBS are MBS that are not issued or guaranteed by a U.S. government agency or a GSE, such as Fannie Mae or Freddie Mac. The private-label MBS in which we invest are generally backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. While agency-backed MBS are backed by the express obligation or guarantee of Fannie Mae or Freddie Mae as described above, private-label MBS are generally supported by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, overcollateralization and subordination. We may purchase private-label MBS without private credit enhancement. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of senior and subordinated MBS to allocate losses on the underlying mortgage loans. Typically, one or more classes of senior MBS were created during the securitization process, which were generally initially rated in one of the two highest rating levels by one or more nationally recognized rating agencies. However, as of December 31, 2014, these MBS are generally rated below investment grade or unrated. The following is a description of the various private-label MBS we currently own or we may acquire in the future:

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

MBS differ from other forms of traditional fixed-income securities which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity. Instead, MBS provide for a monthly payment that consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by borrowers on their mortgage loans, net of any fees paid to the servicer or guarantor of the MBS. In addition, outstanding principal on the MBS may be prepaid at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with more traditional fixed-income securities. Whole mortgage loans and other mortgage assets share many of the characteristics of MBS.

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

We currently use repurchase agreements to finance our investments in MBS. When we engage in a repurchase transaction, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 90 days, but may be up to one year. These transactions are accounted for as secured financings, and we present the investment securities and related funding on our consolidated balance sheet. We believe the current financial environment is primarily driven by the U.S. government’s current policy of monetary easing although, as discussed later in this Annual Report on Form 10-K, this policy is gradually being reduced by the U.S. government. Funding for agency-backed MBS through repurchase agreements continues to remain available to us at rates we consider to be attractive from multiple counterparties, and we have observed increased availability for funding for private-label MBS through repurchase agreements.

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

We seek to purchase fixed-rate agency-backed MBS that exhibit some form of prepayment protection. Prepayment protection can take many forms but includes (i) agency-backed MBS backed by mortgage loans that are originated in certain states or through the Home Affordable Modification Program or some other government program, or (ii) high loan-to-value ratio loans. These loans are believed to have less incentive to prepay and will result in lower overall prepayments in MBS backed by these types of loans. In 2013 and 2014, we purchased many of our agency-backed MBS backed by higher concentration of loans that fall within these categories. We cannot be assured that prepayments will not increase in the future if government refinance programs target a much broader borrower base. We believe that we maintain a cost-effective asset/liability management program to provide a level of protection against interest rate and prepayment risks. However, no strategy can completely insulate us from interest rate changes and prepayment risks. In addition, asset/liability management involves transaction costs which increase dramatically as the period covered by the hedging protection increases. Therefore, we may be unable to hedge effectively our interest rate and prepayment risks.

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

Our Tax Status

We are subject to corporate income tax on our taxable income that is not offset by our NOL and NCL carry-forwards. Even though we are able to use NOL and NCL carry-forwards against our taxable income, we still have some tax liability that is attributable to federal alternative minimum tax and state and local taxes. On December 31, 2014, $50.8 million of our NCL carry-forwards expired without being utilized, which left us with $140.5 million of NCL carry-forwards and $147.1 million of NOL carry-forwards at December 31, 2014. Our remaining NCL carry-forwards are available to offset taxable capital gains through 2019, and our NOL carry-forwards will begin to expire in 2027 (see Note 6 to our consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data”).

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

Employees

As of December 31, 2014, we had 11 employees. Our employees are not subject to any collective bargaining agreement, and we believe that we have good relations with our employees.

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

Risks Related to our Principal Investing Activities

The U.S. Federal Reserve’s recent conclusion of its monthly purchases pursuant to QE3 could impact the market for and value of the agency-backed MBS in which we invest as well as our net asset value and net interest margin.

On September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing, or QE3, which was an open-ended program designed to expand the U.S. Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of agency-backed MBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of agency-backed MBS by $5 billion per month and reduce its purchases of U.S. Treasury bonds by $5 billion per month beginning in January 2014.

Notwithstanding the October 2014 conclusion to discontinue these purchases, the U.S. Federal Reserve continues to reinvest principal and interest payments from its holdings of longer-term U.S. Treasury securities and agency-backed MBS and roll maturing Treasury securities at auction.

It is unclear what effect, if any, the absence of the Federal Reserve’s monthly purchases, other than its reinvestment of principal and interest payments it receives for agency-backed MBS in its portfolio, will have on the value of the agency-backed MBS in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our net asset value and net interest margin could be negatively affected.

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

We engage in certain hedging transactions to limit our exposure to changes in interest rates and therefore may expose our company to the risks associated with such transactions. We have historically entered into and may enter into interest rate swap agreements, Eurodollar futures, swap futures or U.S. Treasury futures contracts, put options or pursue other hedging strategies. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, we may establish other hedging positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

Our hedging activity may adversely affect our earnings and result in volatile fluctuations in the value of our hedges and GAAP income, which could adversely affect cash available for distribution to our shareholders, our book value and GAAP income.

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

In April 2014, U.S. regulators adopted rules requiring enhanced supplemental leverage ratio standards beginning in January 2018, which would impose capital requirements more stringent than those of the Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

Based on various legislative proposals, significant differences appear to exist within Congress regarding housing finance reform. The 2014 elections likely exacerbated this dynamic, further dampening prospects for legislative action in 2015. GSE reform lost momentum in 2014 when a proposed GSE reform bill introduced by Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, failed to secure enough support for the bill to be considered by Congress. The congressional Republican leadership, now controlling both houses of Congress, continues to favor a very different approach, which is generally based on earlier legislation proposed by Senators Bob Corker (R-TN) and Mark Warner (D-VA). As the FHFA and both houses of Congress each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, there was no resolution. We expect debate and discussion on housing finance reform to continue in 2015. It is unclear which, if any, of these measures will be enacted and, if any are enacted, what the effects would be. It is possible that the 2016 Presidential election may be required for meaningful housing finance debate and reform to occur, while it is also possible that the status quo will prevail for some time to come.

On November 25, 2013, the FHFA issued a progress report with regards to the goals set forth in the FHFA White Paper and the Strategic Plan for Enterprise Conservatorships. The report stated that significant progress had been made on the development and testing of a common securitization platform for Fannie Mae and Freddie Mac and that both entities had contracted the less liquid portions of their portfolios. Despite this progress, the report conceded that significant impediments to the full realization of the FHFA’s stated goals remain. If such goals are achieved, it is unclear what the effects might be. In May 2014, the FHFA issued a progress report on the initiatives outlined in the Strategic Plan for the Enterprise Conservatorships detailing important progress toward the building of a new secondary mortgage market infrastructure. According to the progress report, Fannie Mae and Freddie Mac have made some progress in developing the common securitization infrastructure (CSP). As of March 2014, roughly half of the necessary software development had been completed. A consultant hired by Fannie Mae and Freddie Mac found the CSP is well-designed. However, other critical technology-related functions, such as disaster recovery, have only recently been initiated. The FHFA has also established an independent corporate entity, Common Securitization Solutions, LLC, that will develop, build, own, and operate the CSP. While some progress has been made in developing the CSP, the project faces considerable challenges that could undermine its prospects for success, including: (i) the difficulties inherent in developing a large-scale information technology system and (ii) the risks involved with preparing the Fannie Mae and Freddie Mac to integrate with the CSP, including modifying internal financial and information systems.

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

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS. Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If recent or future government actions or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected. If we are unable to accurately forecast interest and prepayment rates, our financial position and results of operations could be materially adversely affected.

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

Over the last few years, the U.S. government, through the Federal Housing Administration (FHA), the U.S. Treasury and the Federal Deposit Insurance Corporation (FDIC), has implemented a variety of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans. In addition, Fannie Mae and Freddie Mac instituted programs designed to assist distressed homeowners avoid foreclosure. These and any future programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

It is likely that loan modifications would result in increased prepayments on agency-backed MBS. See “Risks to our Business — An increase in prepayment rates could negatively affect the value of our MBS purchased at a premium, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders” for information relating to the impact of prepayments on our business. These initiatives, any loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, our MBS.

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

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability and thus our cash available for distribution to our stockholders.

As our repurchase agreements and other short term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might not otherwise choose to do so. Lenders may seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. An increase in short term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets, which might reduce earnings and in turn cash available for distribution to our stockholders. We generally expect that the interest rates tied to our borrowings will adjust more rapidly than the interest rates tied to the assets in which we invest.

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

We gain access to investment opportunities only to the extent that they become known to us. Gaining access to investment opportunities is highly competitive. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources, more long-standing relationships, broader product offerings and other advantages. Some of our competitors may have a lower cost of funds and access to funding sources that are not available to us. The Federal Reserve’s continuing reinvestment of principal and interest payments on the RMBS held in its portfolio may result in increased competition for attractive opportunities in our target investments. As a result of this competition, we may not be able to purchase or originate our target investments at attractive yields, which could have an adverse effect on our business, results of operations and financial condition.

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

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, many of which are beyond our control, including the market value of the MBS we acquire, our hedging instruments, prepayment rates and changes in interest rates. As a result, we may fail to meet profitability or dividend expectations, which could negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

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

We currently do not have employment agreements with any of our senior officers and other key professionals. We cannot guarantee that we will continue to have access to members of our senior management team or other key professionals. The loss of any members of our senior management and other key professionals could materially and adversely affect our operating results.

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

As disclosed elsewhere throughout this Annual Report on Form 10-K, our book value per share of $27.95 as of December 31, 2014 reflects $5.33 per share related to the deferred tax assets on our balance sheet. As we benefit from the utilization of the deferred tax assets in future periods, the corresponding book value attributable to the deferred tax assets utilized will be deducted against future pre-tax income.  However, if the deferred tax assets expire without being utilized, the corresponding deferred tax asset will reduce book value and reported GAAP net income. These reductions could negatively affect the market price of our Class A common stock and our ability to pay dividends to our shareholders.

Tax Risks of our Business and Structure

Our ability to use NOL carry-forwards and NCL carry-forwards to reduce our taxable income may be limited.

We revoked our status as a REIT effective as of January 1, 2009, in part to maximize the use of potential tax benefits associated with our NOLs and NCLs. We believe that the NOLs are realizable within the 20 years carry-forward period. We believe that it is more-likely-than not that a portion of the NCLs are realizable and to the extent that is not, a valuation allowance has been recorded. Although we believe that a significant portion of our NOLs will be utilized to offset the taxable income, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

In addition, our NOL and NCL carry-forwards may be limited by Sections 382 and 383 of the Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for 2015 is 2.68%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carry-forwards for the remainder of the carry-forward period and such losses can be used to offset taxable income for years within the carry-forward period subject to the Section 382 limitation in each year. However, if the carry-forward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carry-forward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carry-forward period for NCLs is five years from the year in which the losses giving rise to the NCLs were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

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

We are eligible to elect to be treated as a REIT. We might make such election for various business reasons. To qualify as a REIT for federal income tax purposes, we would be required to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits. In addition, in order to qualify as a REIT, an entity must distribute to its stockholders, each calendar year, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. As a result, if we elect to be treated as a REIT, we generally will be required to distribute our earnings to our stockholders rather than retaining our earnings for reinvestment in our business. The decision to elect REIT status is in the sole discretion of our Board of Directors, and no assurance can be given that we will, or will not, elect such status for 2015 or in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209.

We sublease office space to Billings Capital Management, LLC (BCM) which is an investment management company owned and operated by Eric F. Billings, our Executive Chairman of the Board of Directors, and his sons. The lease term is month-to-month, based on pro-rata share of the space occupied by BCM. The lease payments to us totaled $49 thousand for the year ended December 31, 2014.

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

Our Class A common stock is listed on the NYSE under the symbol “AI.” The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2014 and 2013.

	Price Range of Class A Common Stock
	High	Low
Year Ended December 31, 2014
Fourth Quarter	$28.19	$24.95
Third Quarter	28.66	25.41
Second Quarter	28.21	25.12
First Quarter	28.50	24.77
Year Ended December 31, 2013
Fourth Quarter	27.58	22.79
Third Quarter	27.28	22.50
Second Quarter	29.65	24.92
First Quarter	26.97	21.24

On January 30, 2015, there were approximately 185 record holders of our Class A common stock. There is no established public trading market for our Class B common stock, and on January 30, 2015, there were approximately 15 record holders of our Class B common stock. If declared, Class B shares receive dividends in the same amounts and on the same dates as Class A shares.

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 18	December 31	January 30, 2015
September 30	0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

The Board of Directors approved and we declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

Securities Reserved for Issuance

Information about securities authorized for issuance under our 2014 Long-Term Incentive Plan is incorporated by reference from our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

Purchases of Equity Securities by the Issuer

During the three and twelve months ended December 31, 2014, we did not repurchase any shares of our Class A common stock.

Stock Comparison Graph

The following graph compares the change in the cumulative total shareholder return for our Class A common stock from December 31, 2009 to December 31, 2014 as calculated by Securities Industry Analytics, LLC, with the comparable cumulative return of two indices: the Standard & Poor’s (S&P) 500 Stock Index, our Peer Group Index (New) and Peer Group Index (Old). Blackstone Mortgage Trust, Inc. was removed as it acquired Capital Trust, Inc. In selecting the new peer group, our Board of Directors considered the industry focus, size, and corporate structure of similar real estate finance companies and mortgage REITs in order to ensure an appropriate comparison. The New Peer Group Index is consistent with the peer group approved by the Compensation Committee of our Board of Directors based on the size of market capitalization and/or lines of business.

Our Class A common stock trades on the NYSE. The graph assumes $100 invested on December 31, 2009 in our Class A common stock and $100 invested at the same time in each of the above-mentioned indexes. The comparison assumes that all dividends are reinvested.

Comparison of 5-Year Cumulative Total Return Among Arlington Asset Investment Corp.,
the Peer Group Index, and the S&P 500 Index

	AAIC Prices	AAIC Indexed	Peer Group (Old)(1)	Peer Group (New)(2)	S&P 500 Indexed
December 31, 2009	$15.23	$100.00	$100.00	$100.00	$100.00
December 31, 2010	23.99	172.01	183.60	170.12	115.03
December 31, 2011	21.33	173.88	160.53	154.11	117.48
December 31, 2012	20.77	197.96	256.44	233.78	136.20
December 31, 2013	26.39	287.89	331.27	297.73	180.24
December 31, 2014	26.61	330.91	320.47	289.47	204.82

(1)	Our Peer Group Index (Old) includes the following companies: American Capital, Ltd., Arbor Realty Trust, Inc., Blackstone Mortgage Trust, Inc. (acquired Capital Trust, Inc.), Dynex Capital, Inc., Hercules Technology Growth Capital, Inc., KCAP Financial, Inc., Main Street Capital Corporation, MCG Capital Corporation, NewStar Financial, Inc., NorthStar Realty Finance Corp., RAIT Financial Trust, Redwood Trust, Inc., and Resource America, Inc.

(2)	Our Peer Group Index (New) includes the following companies: American Capital, Ltd., Arbor Realty Trust, Inc., Capstead Mortgage Corporation, Dynex Capital, Inc., Hercules Technology Growth Capital, Inc., KCAP Financial Inc., Main Street Capital Corporation, MCG Capital Corporation, NewStar Financial, Inc., NorthStar Realty Finance Corp., RAIT Financial Trust, Redwood Trust, Inc., Resource America, Inc. and Triangle Capital Corporation.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012 (1)	2011	2010
Consolidated Statements of Operations
Interest income
Interest on MBS	$123,544	$87,016	$64,153	$52,380	$39,566
Other interest income	3	3	1	165	1
Total interest income	123,547	87,019	64,154	52,545	39,567
Interest expense
Interest on short-term debt	9,181	6,899	4,475	2,043	593
Interest on long-term debt	2,210	1,630	490	465	562
Total interest expense	11,391	8,529	4,965	2,508	1,155
Net interest income	112,156	78,490	59,189	50,037	38,412
Other (loss) income, net
Investment (loss) gain, net	(38,672)	(47,745)	(10,723)	(19,166)	3,328
Other loss, net	(15)	(15)	(15)	(14)	(14)
Total other (loss) income, net	(38,687)	(47,760)	(10,738)	(19,180)	3,314
Operating income before other expenses	73,469	30,730	48,451	30,857	41,726
Other expenses
Compensation and benefits	13,467	11,195	10,339	10,065	10,660
Professional services	1,529	2,561	4,118	1,833	1,263
Business development	253	145	136	121	97
Occupancy and equipment	422	427	467	374	388
Communications	201	191	202	197	204
Other operating expenses	2,197	2,072	2,184	1,599	2,022
Total other expenses	18,069	16,591	17,446	14,189	14,634
Income before income taxes	55,400	14,139	31,005	16,668	27,092
Income tax provision (benefit)	49,446	(35,322)	(152,937)	1,495	506
Net income	$5,954	$49,461	$183,942	$15,173	$26,586

	December 31,
	2014	2013	2012 (1)	2011	2010
Consolidated Balance Sheet Data
Assets
Cash and cash equivalents	$33,832	$48,628	$35,837	$20,018	$12,412
Receivables
Interest	10,701	5,173	4,869	2,366	2,345
Sold securities receivable	—	—	26,773	41,321	—
Other	1,138	212	644	11	219
Investments
Mortgage-backed securities, at fair value
Available-for-sale	267,477	341,346	199,156	179,566	252,909
Trading	3,414,300	1,576,452	1,556,440	636,872	174,055
Other investments	1,837	2,065	2,347	2,946	8,287
Derivative assets, at fair value	1,267	8,424	—	504	—
Deferred tax assets, net	122,365	165,851	154,418	—	—
Deposits	160,427	45,504	85,652	71,079	4,748
Prepaid expenses and other assets	1,145	1,311	159	377	358
Total assets	$4,014,489	$2,194,966	$2,066,295	$955,060	$455,333
Liabilities
Repurchase agreements	$3,179,775	$1,547,630	$1,497,191	$647,977	$190,220
Interest payable	1,106	774	582	504	187
Accrued compensation and benefits	6,067	5,584	1,542	6,177	7,201
Dividend payable	20,195	14,630	—	6,785	4,655
Derivative liabilities, at fair value	124,308	33,129	76,850	63,024	2,398
Purchased securities payable	—	—	—	15,820	2,555
Accounts payable, accrued expenses and other liabilities	1,006	1,391	17,837	16,401	16,373
Long-term debt	40,000	40,000	15,000	15,000	15,000
Total liabilities	3,372,457	1,643,138	1,609,002	771,688	238,589
Equity
Common stock and additional paid-in capital	1,897,257	1,727,564	1,638,193	1,508,790	1,506,048
Accumulated other comprehensive income, net of taxes	42,793	53,190	39,006	38,367	63,495
Accumulated deficit	(1,298,018)	(1,228,926)	(1,219,906)	(1,363,785)	(1,352,799)
Total equity	642,032	551,828	457,293	183,372	216,744
Total liabilities and equity	$4,014,489	$2,194,966	$2,066,295	$955,060	$455,333
Statistical Data
Basic earnings per share	$0.30	$3.09	$18.02	$1.97	$3.44
Diluted earnings per share	$0.29	$3.06	$17.96	$1.96	$3.38
Book value per share (2)	$27.95	$33.10	$34.65	$23.67	$28.46
Total employees (2)	11	11	11	10	10
Return on average assets	0%	2%	13%	2%	7%
Return on average equity	1%	10%	74%	7%	15%
Dividend payout ratio	1,178%	113%	20%	172%	55%
Average Equity to assets ratio	19%	24%	18%	24%	46%
Basic weighted average shares outstanding (in thousands)	20,043	15,990	10,205	7,720	7,734
Diluted weighted average shares outstanding (in thousands)	20,397	16,189	10,242	7,741	7,873
Cash dividends per common share	$3.50	$3.50	$3.50	$3.375	$1.90

(1)	Reflects revisions to correct an immaterial error in the tax rate applied to calculate our deferred tax assets. See Note 10, “Revisions to Previously Reported Financial Statements,” of Notes to Consolidated Financial Statements included elsewhere in this Report on Form 10-K.
(2)	As of end of the period reported.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Arlington Asset Investment Corp. is a principal investment firm that currently acquires and holds primarily mortgage-related assets. We acquire residential mortgage-backed securities (MBS), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (agency-backed MBS). We also acquire MBS issued by private organizations (private-label MBS), subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (1940 Act). In the future, we may acquire and hold other types of assets, including commercial MBS, asset backed securities, other structured securities, commercial mortgage loans, commercial loans, residential mortgage loans, and other real estate-related loans and securities. In addition, we also may pursue other business activities that will utilize our experience in analyzing investment opportunities and applying similar portfolio management skills.

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

Current Market Conditions and Trends

The U.S. Federal Reserve’s continued reductions of its monthly purchases of agency-backed MBS and U.S. Treasury bonds, commonly referred to as “QE3” officially concluded in October 2014. Home sales and new single-family home construction remain slow due to tight mortgage lending rules coming from the Wall Street Reform and Consumer Protection Act ("Dodd-Frank") legislation and bank conservatism in efforts to prevent future mortgage "put-backs". In October 2014, FHFA Director Watt announced a number of general policy initiatives by the FHFA, including restoring a program that allows Fannie Mae and Freddie Mac to guarantee loans with down payments as low as 3%. Director Watt also said that the FHFA was taking steps to bring certainty to the circumstances under which Fannie Mae and Freddie Mac will require originators to repurchase defaulted mortgages that were later discovered to have underwriting defects. We cannot predict the prospects for the enactment, timing or final content of housing reform legislation. These factors have contributed to a shortage of mortgage origination. One consequence of this is that new residential agency-backed MBS issuance is low. While the Federal Reserve officially ended QE3 in October 2014, it still purchased $22 billion in residential agency-backed MBS in December 2014 through its reinvestment of principal and interest it received on the agency-backed MBS in its portfolio, as much as it purchased in any other month during 2014. The Federal Reserve’s asset purchase program has continued to dominate the residential agency-backed MBS markets.

On January 28, 2015, the Open Market Committee of the Federal Reserve (FOMC) issued a release noting that inflation has declined “substantially” in recent months and that the FOMC anticipates inflation to decline further in the near term. However, on a more hawkish note, the FOMC stated that recent declines in energy prices have boosted household purchasing power and that economic activity has been expanding at a solid pace. In short, despite recent declines in energy prices and the FOMC expectation of inflation rising gradually toward 2 percent over the medium term, we do not expect a rate increase until summer 2015 at the earliest given current conditions.

Given the low inflation projections, we believe that the U.S. government’s monetary policy will likely be dependent on actual growth in employment rather than inflation concerns. It is important to note that over the past several years, actual employment growth has been consistently below the U.S. Federal Reserve’s projections. While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued low interest rate environment and actions by the U.S. Federal Reserve and other global regulators. We believe the general business environment will continue to be challenging in 2015 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, particularly those in Europe and east Asia, the overall market value of U.S. equities and liquidity in the financial system. Depending on recent market developments and movements, we may seek to re-align our strategy and our portfolio. We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and other types of assets and seek the highest risk-adjusted returns for our capital.

We believe the limited liquidity and volatility in the credit markets will continue while the markets seek to determine the right equilibrium levels for benchmark interest rates as the U.S. Federal Reserve stimulus leaves the market place.

Recent Government Activity

Based on various legislative proposals, significant differences appear to exist within Congress regarding housing finance reform. The 2014 elections likely exacerbated this dynamic, further dampening prospects for legislative action in 2015. GSE reform lost momentum in 2014 when a proposed GSE reform bill introduced by Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, failed to secure enough support for the bill to be considered by Congress. The congressional Republican leadership, now controlling both houses of Congress, continues to favor a very different approach, which is generally based on earlier legislation proposed by Senators Bob Corker (R-TN) and Mark Warner (D-VA). As the FHFA and both houses of Congress each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, there was no resolution. We expect debate and discussion on housing finance reform to continue in 2015. It is unclear which, if any, of these measures will be enacted and, if any are enacted, what the effects would be. It is possible that the 2016 Presidential election may be required for meaningful housing finance debate and reform to occur, while it is also possible that the status quo will prevail for some time to come

In August 2014, the FHFA issued a request for comment on its proposal to establish a “Single Security” for agency-backed MBS, with conformed structures, terms, disclosures and settlement date. Under the plan, the proposed Single Security would leverage the GSEs’ existing security structures and would encompass many of the pooling features of the current Fannie Mae MBS and more of the disclosure framework of the current Freddie Mac Participation Certificate (“PC”). The FHFA indicated that the ultimate goal for the new structure is for the legacy MBS and PC securities to be fungible or transferable with the new security. Such a plan would benefit investors in agency-backed MBS by simplifying the structures, terms, disclosures and settlement rules for agency-backed MBS, and making these securities more comparable for purposes of pricing and transacting.

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

Executive Summary

On June 11, 2014, the Company’s Board of Directors appointed J. Rock Tonkel, Jr. as the Company’s Chief Executive Officer effective immediately. Mr. Tonkel succeeded Eric F. Billings as Chief Executive Officer, who retired from this position in order to focus on his other business activities. Mr. Tonkel has served as President and Chief Operating Officer, a member of the Company’s Board of Directors and a member of the Company’s Investment Committee since 2007. Mr. Tonkel will also continue to serve as President of the Company, as a director and as a member of the Investment Committee. Mr. Billings will continue to serve as Executive Chairman of the Board as well as the Chairman of the Company’s Investment Committee.

During the year ended December 31, 2014, we raised $166.9 million in additional capital through equity offerings. On March 28, 2014, we completed a public offering of 3,062,500 shares of Class A common stock, including 312,500 shares of Class A common stock purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $27.40 per share, for net proceeds of $81.7 million after deducting underwriting discounts and commissions and expenses. On September 8, 2014, we completed a public offering of 3,162,500 shares of Class A common stock, including 412,500 shares of Class A common stock purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $27.61 per share, for net proceeds of $85.2 million after deducting underwriting discounts and commissions and expenses. We invested this additional capital into our agency-backed MBS portfolio on leveraged basis.

Based on current economic indicators and trends in underlying credit and housing data, we continue to review the allocation of our available capital in an effort to maximize return to our shareholders. As of December 31, 2014, our MBS portfolio consisted of $3.7 billion in fair value, with $3.4 billion of agency-backed MBS and $0.3 billion of private-label MBS. Our combined MBS portfolio performed consistently with our expectations during the year ended December 31, 2014. Our private-label MBS portfolio value increased due to continued demand for these assets and the continued improvement in their credit metrics. The agency-backed MBS values increased during the year ended December 31, 2014 due to market fluctuations and conditions. Our hedge design and structure is intended to offset substantially the decrease in value of our assets due to changes in interest rates. Other factors, such as the steepness or flatness of the yield curve, will potentially have an effect on the value of our hedges as compared to the assets.

Contrary to market expectations, the 10-year U.S. Treasury rate continued to fall, ending the year at 2.17% on December 31, 2014, representing a decrease of 86 basis points from December 31, 2013. As a result, the value of our derivatives that we utilize for hedging purposes have deteriorated significantly. During the latter half of 2014, the 10-year Treasury yield curve has flattened since June 30, 2014. The 10-year Treasury decreased 35 basis points and the 5-year to 10-year Treasury curve flattened by 38 basis points. In addition, the spread between agency-backed MBS and interest rate swaps tightened during the six-months ended December 31, 2014, with the spread between Fannie Mae 30-year par priced securities and 5-year interest rate swaps tightening by approximately 44 basis points.

Continued expectations of stabilization and improvement in the housing market, increased liquidity and available leverage have stabilized prices for our private-label MBS, particularly among re-REMIC mezzanine securities. Our re-REMIC securities are predominantly held in the subordinate tranches. We will continue to closely monitor the performance of these securities.

Based on the improvements we have observed in the general economic indicators and trends in underlying credit and housing data, we reallocated some of our available capital from capital raises and the sale of some of the private-label MBS in our portfolio to the agency-backed MBS portfolio during 2014.

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

As of December 31, 2014, we had net deferred tax assets of $122.4 million, including a $26.0 million valuation allowance on our deferred tax asset attributable to net capital losses (NCLs). On a quarterly basis, we determine whether a valuation allowance is necessary on our net deferred tax asset. In doing so, we consider all evidence available, both positive and negative, in determining whether, based on the weight of the evidence, it is more-likely-than-not that the deferred tax assets will be realized. In conducting our assessment at December 31, 2014, we evaluated the historical results of operations and future income projections, the value of the MBS portfolio, net yield and comparison of management’s forecasts to actual results. With respect to the $54.7 million deferred tax asset relating to NCLs, we determined it was more-likely-than-not that $26.0 million would expire without being utilized; and therefore, a corresponding valuation allowance was established. With respect to the net deferred tax assets relating to net operating losses (NOLs) and other temporary differences, we determined that the positive evidence out-weighed the negative evidence as of December 31, 2014 and that it is more-likely-than-not that these deferred tax assets will be realized based primarily on our positive and consistent earnings trend over the three year period ended December 31, 2014 as well as taxable income over the same period. In future quarters, we will continue to evaluate our ability to realize the net deferred tax asset. If evidence in future period changes our assessment of the realizability of the deferred tax assets, we will adjust the valuation allowance at that time. Examples of factors that could affect our assessment are a downturn in the economy that negatively impacts the value of the MBS portfolio, our overall business, and a change to our business. See “Item 1A — Risk Factors — Future decreases in the Company’s book value attributable to deferred tax assets may reduce the market price of our shares.” in this Annual Report on Form 10-K.

Our book value per share of $27.95 as of December 31, 2014 reflects $5.33 per share related to the deferred tax assets on our balance sheet. As we benefit from the utilization of the deferred tax assets in future periods, the corresponding book value attributable to the deferred tax assets utilized will be deducted against future pre-tax income.  However, if the deferred tax assets expire without being utilized, the corresponding deferred tax asset will reduce book value and reported GAAP net income.

For the year ended December 31, 2014, we had net income of $6.0 million, or $0.29 per share (diluted), compared to net income of $49.5 million, or $3.06 per share (diluted) for the year ended December 31, 2013.

The following is a summary of our net income for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Net interest income	$112,156	$78,490	$59,189
Other loss, net	(38,687)	(47,760)	(10,738)
Other expenses	18,069	16,591	17,446
Income before income taxes	55,400	14,139	31,005
Income tax provision(benefit)	49,446	(35,322)	(152,937)
Net income	$5,954	$49,461	$183,942

In addition to the financial results reported in accordance with generally accepted accounting principles as consistently applied in the United States (GAAP), we calculated non-GAAP core operating income for the years ended December 31, 2014 and 2013. Our non-GAAP core operating income for the years ended December 31, 2014 and 2013 was $105.8 million and $77.3 million, respectively. In determining core operating income, we excluded certain legacy litigation expenses and the following non-cash expenses: (1) compensation costs associated with stock-based awards, (2) accretion of MBS purchase discounts adjusted for contractual interest and principal repayments in excess of proportionate invested capital, (3) other-than-temporary impairment charges recognized, (4) non-cash income tax provisions, and (5) benefit from the reversal of previously accrued federal and state tax liability and accrued interest related to uncertain tax positions. Additionally, starting in 2014, the Company has excluded both realized and unrealized gains and losses on the agency-backed MBS and all related hedge instruments, and has presented prior periods on a consistent basis. These adjustments are only for the purpose of calculating our non-GAAP core operating income; therefore, they do not change our GAAP book value as reported.

The Company’s portfolio strategy on the agency-backed MBS portfolio is to generate a net interest margin on the leveraged assets and hedge the market value of the assets, expecting that the fluctuations in the market value of the agency-backed MBS and related hedges should substantially offset each other over time. As a result, the Company excludes both the realized and unrealized fluctuations in the gains and losses in the assets and hedges on its hedged agency-backed MBS portfolio when assessing the underlying core operating income of the Company. However, the Company’s portfolio strategy on the private-label MBS is to generate a total cash return comprised of both interest income and the cash return realized when the private-label MBS are sold which equals the difference between the sale price and the discount to par paid at acquisition. Therefore, the Company excludes non-cash accretion of private-label MBS purchase discounts from core operating income, but includes realized cash gains or losses on its private-label MBS portfolio in core operating income to reflect the total cash return on those securities over their holding period.

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

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013 Revised	2013 As Previously Reported
GAAP net income	$5,954	$49,461	$49,461
Adjustments
Legacy litigation expenses (1)	54	1,061	1,061
Non-cash income tax provisions	48,153	(20,051)	(20,051)
Stock compensation	3,814	2,546	2,546
Non-cash interest income related to purchase discount accretion (2)	(8,496)	(4,743)	(4,743)
Net realized and unrealized loss on trading MBS and hedge instruments	55,830	63,864	53,812
Benefit from the reversal of federal tax liability and accrued interest related to uncertain tax position	—	(16,212)	(16,212)
Other-than-temporary impairment charges	449	1,354	1,354
Non-GAAP core operating income	$105,758	$77,280	$67,228

(1)	Legacy litigation expenses relate to legal matters pertaining to events related to business activities the Company completed or exited in or prior to 2009 — primarily debt extinguishment, sub-prime mortgage origination and securitization and broker/dealer operations.

(2)	Non-cash interest income related to purchase discount accretion represents interest income recognized in excess of cash receipts related to contractual interest income and principal repayments in excess of proportionate invested capital.

As of December 31, 2014, our agency-backed MBS consisted of $3.2 billion in face value with a cost basis of $3.4 billion and was fair valued at $3.4 billion. Our agency-backed MBS had a weighted-average coupon of 4.03% and a weighted-average cost of funding of 0.38% at December 31, 2014. During the year ended December 31, 2014, we received proceeds of $65.3 million from the sale of $61.7 million in face value of our agency-backed MBS, realizing $1.4 million in gains, or realized net losses of $0.1 million from the acquisition price.

In the normal course of our operations, we utilize financial instruments to hedge economic risk. These instruments may include interest rate swaps, Eurodollar futures, swap futures, and U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS. We have entered into 10-year swap futures that are uniquely designed to replicate the over-the-counter swap economics and are valued based upon the difference between a series of semi-annual fixed interest payments and quarterly floating interest payments based on the 3-month U.S. Dollar LIBOR rate over the term to maturity. Because 10-year swap futures mature or roll on a quarterly basis, the change in value during the quarter represents the impact of the change in the underlying interest indices during the term. As a result, the 10-year swap futures exhibit longer duration and are sensitive to changes in interest rates. Due to the shorter term maturity, the fluctuations in the value of these derivatives may be volatile and are included in GAAP income each quarter as unrealized gains or losses until such time as they are terminated or expire, whereupon they are included in GAAP income as realized gains or losses.

We have entered into Eurodollar futures to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the market value of our agency-backed MBS. The Eurodollar futures mature through September 30, 2019 and have a lifetime weighted-average rate of 2.61%, as compared to a lifetime weighted-average market rate of 1.87% as of December 31, 2014. The swap futures traded on the Chicago Board of Trade Exchange mature in March 2015 and have a weighted-average rate of 2.47%, as compared to a weighted-average market rate of 2.34% as of December 31, 2014. The swap futures traded on the Eris Exchange have a stated maturity of March 2024 and have a weighted-average rate of 3.15%, as compared to a weighted-average market rate of 2.23% as of December 31, 2014. The value of these hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing interest rates and/or tightening mortgage spreads, these instruments are expected to increase in value. As discussed above, as a result of the continued decline in the 10-year U.S. Treasury yield to 2.17% on December 31, 2014, the Company recorded $41.2 million in realized and $99.2 million in unrealized losses related to the value changes in these derivative positions.

As of December 31, 2014, our private-label MBS portfolio consisted of $353.2 million in face value with an amortized cost basis of $219.9 million and was fair valued at $267.4 million. The unamortized net discount on our private-label MBS portfolio was $133.3 million as of December 31, 2014. During the year ended December 31, 2014, we recognized net interest income of $24.5 million, representing a 9.6% annualized yield, including coupon and accretion of purchase discount based on the current accretable yield rate, from our private-label MBS portfolio. During 2014, we received proceeds of $86.3 million from the sale of $112.3 million in face value of our private-label MBS, realizing $17.3 million in net gains.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, we re-evaluate the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or last revised for each security. For those securities in an unrealized loss position, we recognized $0.4 million and $29.3 thousand in other-than-temporary impairment (OTTI) charges on our private-label MBS portfolio and on an investment in agency interest-only MBS, respectively, during 2014. The OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at discount due to credit deterioration since origination. As a result, the OTTI charges are greater than the difference between the carrying value and fair value. These OTTI charges do not represent additional credit deterioration but the change in timing of cash flow projection primarily due to higher than projected actual cash flows during the earlier periods. In addition, these OTTI charges do not affect non-GAAP core operating income or book value, but do reduce our net income and lower the accounting basis used to record future discount accretion.

Principal Investing Portfolio

The following table summarizes our principal investing portfolio including principal receivable on MBS, as of December 31, 2014 (dollars in thousands):

	Face Amount	Fair Value
Trading
Agency-backed MBS
Fannie Mae	$1,923,588	$2,064,465
Freddie Mac	1,260,088	1,349,835
Available-for-sale
Agency-backed MBS
Fannie Mae	36	40
Private-label MBS
Senior securities	—	—
Re-REMIC securities	353,237	267,437
Other mortgage related assets	63,232	212
Total	$3,600,181	$3,681,989

Operating Income

Our operating income consists primarily of net interest income, net investment gains and losses, and investment fund earnings.

Expenses

Interest expense includes the costs of our repurchase agreement borrowings and long-term debt securities.

Compensation and benefits expense includes base salaries as well as incentive compensation. Salaries, payroll taxes and employee benefits are relatively fixed in nature. In addition, compensation and benefits expense includes estimated performance-based incentive compensation, including the discretionary component that is expected to be paid and non-cash expenses associated with all stock-based awards granted to employees.

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

Results of Operations

Comparison of the years ended December 31, 2014 and 2013

We reported net income of $6.0 million for the year ended December 31, 2014 compared to net income of $49.5 million for the year ended December 31, 2013, which included the following results for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2014	2013
Interest income	$123,547	$87,019
Interest expense	11,391	8,529
Net interest income	112,156	78,490
Other loss, net
Investment loss, net	(38,672)	(47,745)
Other loss	(15)	(15)
Total other loss, net	(38,687)	(47,760)
Other expenses	18,069	16,591
Income before income taxes	55,400	14,139
Income tax provision (benefit)	49,446	(35,322)
Net income	$5,954	$49,461

Net income decreased $43.5 million from net income of $49.5 million for the year ended December 31, 2013 to net income of $6.0 million for the year ended December 31, 2014. The decrease in net income is due to the following changes:

Net Interest Income

Net interest income increased $33.7 million (42.9%) from $78.5 million for the year ended December 31, 2013 to $112.2 million for the year ended December 31, 2014. The increase is due primarily to a $34.7 million increase due to a change in volume (average balance) offset by a $0.4 million decrease due to a change in net rate on our principal investing activities as discussed below. The increase in the average balance of our agency-backed MBS is the result of deploying our investable capital generated from the capital raised from our public offerings in 2014 on a leveraged basis to our MBS portfolio. See additional yield analysis below. The components of income from our principal investment activities, net of related interest expense are as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Net interest income	$114,366	$80,120
Investment loss, net	(38,672)	(47,745)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2014			2013
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$2,590,460	$97,900	3.78%	$1,599,589	$60,386	3.78%
Private-label MBS
Senior securities	1,365	226	16.55%	5,435	893	16.43%
Re-REMIC securities	252,588	25,371	10.04%	241,880	25,693	10.62%
Other investments	258	27	10.48%	427	44	10.37%
	$2,844,671	123,524	4.34%	$1,847,331	87,016	4.71%
Other (1)		23			3
		123,547			87,019
Repurchase agreements	$2,438,479	(9,181)	(0.37)%	$1,515,137	(6,899)	(0.45)%
Net interest income/spread		$114,366	3.97%		$80,120	4.26%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income of $34.3 million from $80.1 million from the year ended December 31, 2013 to $114.4 million from the year ended December 31, 2014 is primarily due to the increase in our agency-backed MBS portfolio from the deployment of capital raised from our public offerings during 2014 on a leveraged basis. The decreases in interest rates in the MBS portfolio and related repurchase agreements did not materially impact the change in net interest income for the year ended December 31, 2014 from the year ended December 31, 2013. Interest income from other investments represents interest on interest-only MBS securities.

The effects of changes in the composition of our investments on our net interest income from our principal investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2014 vs. Year Ended December 31, 2013
	Rate (1)	Volume (1)	Total Change
MBS
Agency-backed MBS	$66	$37,447	$37,513
Private-label MBS
Senior securities	7	(674)	(667)
Re-REMIC securities	(1,431)	1,109	(322)
Total private-label MBS	(1,424)	435	(989)
Total MBS	(1,358)	37,882	36,524
Other interest	—	3	3
Repurchase agreements	930	(3,211)	(2,281)
	$(428)	$34,674	$34,246

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense related to repurchase agreements increased $2.3 million (33.3%) to $9.2 million for the year ended December 31, 2014 from $6.9 million for the year ended December 31, 2013 due to the increase in the repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public offerings in 2014 in connection with the investment of such net proceeds. Interest expense unrelated to our principal investing activity relates to long-term debt. These costs increased to $2.2 million for the year ended December 31, 2014 from $1.6 million for the year ended December 31, 2013 due to the increase in long-term debt outstanding as a result of the issuance of $25.0 million in Senior Notes in May 2013.

Other Loss, Net

Total other loss, net, decreased $9.0 million from a loss of $47.7 million for the year ended December 31, 2013 to a loss of $38.7 million for the year ended December 31, 2014 primarily due to an decrease in net investment losses as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Realized gains on sale of available-for-sale investments, net	$17,257	$17,458
Available-for-sale and cost method securities — OTTI charges	(449)	(1,354)
Gains (losses) on trading investments, net	84,152	(122,163)
(Losses) gains from derivative instruments, net	(140,353)	58,003
Other, net	721	311
Investment loss, net	$(38,672)	$(47,745)

The realized gains on sale of available-for-sale investments, net, recognized for the year ended December 31, 2014 and 2013 were primarily the result of $86.3 million and $69.3 million of proceeds received, respectively, from the sales of $112.3 million and $102.1 million in face value of MBS, respectively. We recorded a net gain of $17.3 million and $17.5 million from these sales for the years ended December 31, 2014 and 2013, respectively.

We recorded OTTI charges of $0.4 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively, on available-for-sale, private-label MBS, with a cost basis of $2.2 million and $11.7 million, respectively prior to recognizing the OTTI charges. The OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at discount due to credit deterioration since origination. These OTTI charges do not represent additional credit deterioration but the change in timing of cash flow projection primarily due to higher than projected actual cash flows during the earlier periods. For the years ended December 31, 2014 and 2013, we recorded OTTI charges of $29.3 thousand and $84.2 thousand, respectively, on an investment in agency interest-only MBS.

The gains on trading investments, net, recognized for the year ended December 31, 2014 were primarily the result of net mark-to-market gain adjustments of $82.8 million and gains of $1.4 million from sales of trading investments. The securities sold during the year ended December 31, 2014 had $0.1 million in net cumulative losses from the acquisition price. The losses on trading investments, net, recognized for the year ended December 31, 2013 were primarily the result of net mark-to-market loss adjustments of $96.4 million and net losses of $25.8 million from sales of trading investments. The securities sold during the year ended December 31, 2013 had $16.2 million in net cumulative losses from the acquisition price.

The losses from derivative instruments recognized for the year ended December 31, 2014 were the result of net unrealized mark-to-market loss adjustments of $99.2 million and net realized losses of $41.2 million. The derivative instruments closed during the year ended December 31, 2014 had $42.0 million in net cumulative losses from the acquisition price. The gains from derivative instruments recognized for the year ended December 31, 2013 were the result of net realized gains of $45.4 million and net unrealized mark-to-market gain adjustments of $12.6 million. The derivative instruments closed during the year ended December 31, 2013 had $5.9 million in net cumulative gains from the acquisition price. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio. The decline in value of our derivative instruments during the year ended December 31, 2014 is the result of 86 basis point decline in the 10-year U.S. Treasury yield during the year to 2.17% on December 31, 2014.

Other Expenses

Other expenses increased by $1.5 million (9.0%) from $16.6 million for the year ended December 31, 2013 to $18.1 million for the year ended December 31, 2014. The increase is primarily a result of increases in compensation expenses offset by a decrease in legal expenses.

Income Tax Provision (Benefit)

Total income tax provision increased from a benefit of $35.3 million for the year ended December 31, 2013 to a provision of $49.4 million for the year ended December 31, 2014. The increase in income tax provision was due primarily to an increase in pre-tax income as discussed above, an increase in the valuation allowance on certain deferred tax assets and the realization of previously unrecognized tax benefits including related accrued interest that were fully reserved related to an uncertain tax position during the year ended December 31, 2013. As a result of the realization of previously unrecognized tax benefits, our effective tax rate for the year ended December 31, 2013 was lower than the statutory tax rate. There was no such activity during the year ended December 31, 2014. The net deferred tax assets, which are partially offset by a valuation allowance, include NOLs, which are available to offset the current and future taxable income. We recorded an expected tax liability for 2014 due to being subject to alternative minimum tax.

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

Net Interest Income

Net interest income increased $19.3 million (32.6%) to $78.5 million for the year ended December 31, 2013 from $59.2 million for the year ended December 31, 2012. The increase is due primarily to a $33.3 million increase due to a change in volume (average balance) and a $12.9 million decrease due to a change in net rate on our principal investing activities as discussed below. The increase is primarily the result of fully deploying our investable capital generated from the capital raised from our public offerings in 2013 on a leveraged basis to our MBS portfolio. See additional yield analysis below. The components of income from our principal investment activities, net of related interest expense are as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012
Net interest income	$80,120	$59,679
Investment loss, net	(47,745)	(10,723)

The components of net interest income from our MBS related portfolio is summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2013			2012
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$1,599,589	$60,386	3.78%	$971,725	$39,705	4.09%
Private-label MBS
Senior securities	5,435	893	16.43%	7,787	1,319	16.94%
Re-REMIC securities	241,880	25,693	10.62%	140,890	23,007	16.33%
Other investments	427	44	10.37%	1,054	122	11.57%
	$1,847,331	87,016	4.71%	$1,121,456	64,153	5.72%
Other (1)		3			1
		87,019			64,154
Repurchase agreements	$1,515,137	(6,899)	(0.45)%	$953,152	(4,475)	(0.46)%
Net interest income/spread		$80,120	4.26%		$59,679	5.26%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

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

The effects of changes in the composition of our investments on our net interest income from our principal investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2013 vs. Year Ended December 31, 2012
	Rate (1)	Volume (1)	Total Change
MBS
Agency-backed MBS	$(3,227)	$23,908	$20,681
Private-label MBS
Senior securities	(39)	(387)	(426)
Re-REMIC securities	(9,931)	12,617	2,686
Total private-label MBS	(9,970)	12,230	2,260
Total MBS	(13,197)	36,138	22,941
Other interest	—	(76)	(76)
Repurchase agreements	295	(2,719)	(2,424)
	$(12,902)	$33,343	$20,441

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

The losses on trading investments, net, recognized for the year ended December 31, 2013 were primarily the result of net losses of $25.8 million from sales and net mark-to-market loss adjustments of $96.4 million. The securities sold during the year ended December 31, 2013 had $16.2 million in net cumulative losses from the acquisition price. The gains on trading investments, net, recognized for the year ended December 31, 2012 were primarily the result of net gains of $4.8 million from sales and net mark-to-market gain adjustments of $17.5 million. The securities sold during the year ended December 31, 2012 had $15.3 million in net cumulative gains from the acquisition price.

The gains from derivative instruments recognized for the year ended December 31, 2013 were the result of net realized gains of $45.4 million and net unrealized mark-to-market gain adjustments of $12.6 million. The derivative instruments closed during the year ended December 31, 2013 had $5.9 million in net cumulative gains from the acquisition price. Losses from derivative instruments recognized for the year ended December 31, 2012 were the result of net realized losses of $2.3 million and net unrealized mark-to-market loss adjustments of $26.5 million. The derivative instruments closed during the year ended December 31, 2012 had $14.7 million in net cumulative losses from the acquisition price. The value of our hedge instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio.

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

To gain additional flexibility in accessing capital markets for, among other things, the acquisition of MBS and other assets, the repayment of outstanding indebtedness, the pursuit of growth initiatives that may include acquisitions, working capital, and for liquidity needs, we filed a shelf registration statement on Form S-3 (File No. 333-193478) with the SEC (the 2014 Shelf Registration) on January 22, 2014. The 2014 Shelf Registration was declared effective by the SEC on February 5, 2014. The 2014 Shelf Registration statement permits us to issue and publicly distribute various types of securities, including Class A common stock, preferred stock, debt securities, warrants and units, or any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750.0 million.

Pursuant to our 2014 Shelf Registration statement, we completed two public offerings of Class A Common Stock during 2014 raising $166.9 million in net proceeds after deducting underwriting discounts and commissions and expense. On March 28, 2014, we completed a public offering of 3,062,500 shares of Class A common stock, including 312,500 shares purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $27.40 per share, for net proceeds of $81.7 million, after deducting underwriting discounts and commissions and expenses. On September 8, 2014, we completed a public offering of 3,162,500 shares of Class A common stock, including 412,500 shares purchased by the underwriters pursuant to an option granted by us to cover over-allotments, at a public offering price of $27.61 per share, for net proceeds of $85.2 million, after deducting underwriting discounts and commissions and expenses.

On May 24, 2013, we entered into separate equity distribution agreements (the Equity Distribution Agreements) with each of RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC (Equity Sales Agents), pursuant to which we may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. Pursuant to the Equity Distribution Agreements, shares of our common stock may be offered and sold through the Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions. As of December 31, 2014, we had not issued any shares of the Company’s Class A common stock under the Equity Distribution Agreements.

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

As of December 31, 2014, our liabilities totaled $3.4 billion. In addition to other payables and accrued expenses, our indebtedness consisted of repurchase agreements and long-term debt. As of December 31, 2014, we had $40.0 million of total long-term debt. Our trust preferred securities with a principal amount of $15.0 million outstanding as of December 31, 2014 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our Senior Notes with a principal amount of $25.0 million outstanding as of December 31, 2014 accrues and requires payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. As of December 31, 2014, our debt-to-equity leverage ratio was 5.0 to 1.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of December 31, 2014, the weighted-average interest rate under these agreements was 0.40%. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event, the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	December 31,
	2014	2013
Outstanding balance	$3,179,775	$1,547,630
Weighted-average rate	0.40%	0.45%
Weighted-average term to maturity	14.1 days	13.2 days
Maximum amount outstanding at any month-end during the period	$3,183,811	$1,801,383

Assets

Our principal assets consist of MBS, cash and cash equivalents, receivables, deposits, long-term investments and deferred tax assets. As of December 31, 2014, liquid assets consisted primarily of cash and cash equivalents of $33.8 million and net investments in MBS of $502.0 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. Our total assets increased from $2.2 billion at December 31, 2013 to $4.0 billion as of December 31, 2014. The increase in total assets reflects the deployment of capital raised from our public offerings during the year ended December 31, 2014 on a leveraged basis into our MBS portfolio. As of December 31, 2014, the total par and fair value of the MBS portfolio was $3.5 billion and $3.7 billion, respectively. As of December 31, 2014, the weighted average coupon of the portfolio was 3.93%.

Cash Flows

As of December 31, 2014, our cash and cash equivalents totaled $33.8 million representing a net decrease in the balance of $14.8 million from $48.6 million as of December 31, 2013.

Cash provided by operating activities of $70.0 million during 2014 was offset by net cash outflows of $1.8 billion from investing activities and net cash inflows of $1.7 billion from financing activities. Cash provided by operating activity was attributable primarily to pre-tax net income.

Our investing activities during 2014 included proceeds from sales of, and receipt of principal payments from, MBS totaling $366.0 million. These cash inflows were offset by $2.2 billion used to purchase MBS and the payments made for derivatives and related deposits during 2014. Our financing activities during 2014 reflected net proceeds from repurchase agreement borrowings of $1.6 billion and net proceeds from completed public offerings of $167.1 million offset by $69.5 million in dividends paid.

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

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 18	December 31	January 30, 2015
September 30	0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

The Board of Directors approved and we declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

The Board of Directors approved and we declared and paid the following dividends for 2012:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 5	December 17	December 31
September 30	0.875	September 13	September 28	October 31
June 30	0.875	June 15	June 29	July 31
March 31	0.875	March 16	March 26	April 30

Contractual Obligations

We have contractual obligations to make future payments in connection with borrowings and non-cancelable lease agreements and other contractual commitments. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Borrowings (1)	$—	$—	$—	$—	$—	$40,000	$40,000
Minimum rental and other contractual commitments (2)	15	446	458	471	483	497	2,370
	$15	$446	$458	$471	$483	$40,497	$42,370

(1)	This table excludes interest payments to be made on our long-term debt securities. Based on the weighted average interest rate of 3.01%, approximately $112.7 thousand in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2015 on the $15.0 million of trust preferred debt. Interest on the trust preferred debt is based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. The trust preferred debt will mature beginning in October 2033 through July 2035. As of December 31, 2014, approximately $414.1 thousand in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2015 on the $25.0 million of Senior Notes. The Senior Notes have an annual interest rate of 6.625% and will mature on May 1, 2023.

(2)	Equipment and office rent expense for 2014, 2013 and 2012 was $248.8 thousand, $242.9 thousand and $262.7 thousand, respectively.

We also have short-term repurchase agreement liabilities of $3.2 billion as of December 31, 2014. See Note 4 to the financial statements for further information.

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

As of December 31, 2014 and 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2014 and 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. See Note 9 to our consolidated financial statements under “Item 8 — Financial Statements and Supplementary Data.”

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the year ended December 31, 2014:

Total Private-Label Securities
Yield (% of amortized cost)	10.1%
Average cost (% of face value)	53.2%
Weighted-average coupon	3.0%
Delinquencies greater than 60 plus days	14.9%
Credit enhancement	0.2%
Severity (three months average)	40.9%
Constant prepayment rate (three months average)	11.4%

Key credit and prepayment measures in our private-label MBS portfolio had no significant changes during the year ended December 31, 2014. Total 60 day plus delinquencies in our private-label MBS portfolio decreased to 14.9% at December 31, 2014 from 15.8% at December 31, 2013 and trailing three month average loss severities on liquidated loans increased to 40.9% at December 31, 2014 from 37.3% at December 31, 2013. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS related to our principal investing activities under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value as of December 31, 2014. The changes in rates are assumed to occur instantaneously. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	December 31, 2014
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
Private-label MBS	$267,437	$263,917	(1.32)%	$271,054	1.35%	$263,094	(1.62)%	$271,784	1.63%
Agency-backed MBS	3,414,340	3,414,340	—	3,414,340	—	3,414,340	—	3,414,340	—
Other	332,712	332,712	—	332,712	—	332,712	—	332,712	—
Total assets	$4,014,489	$4,010,969	(0.09)%	$4,018,106	0.09%	$4,010,146	(0.11)%	$4,018,836	0.11%
Liabilities	$3,372,457	$3,372,457	—	$3,372,457	—	$3,372,457	—	$3,372,457	—
Equity	642,032	638,512	(0.55)%	645,649	0.56%	637,689	(0.68)%	646,379	0.68%
Total liabilities and equity	$4,014,489	$4,010,969	(0.09)%	$4,018,106	0.09%	$4,010,146	(0.11)%	$4,018,836	0.11%
Book value per share	$27.95	$27.79	(0.55)%	$28.10	0.56%	$27.76	(0.68)%	$28.14	0.68%

Interest Rate Risk

Leveraged MBS

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations through the use of Eurodollar futures, U.S. Treasury note futures, and swap futures. The counterparties to our derivative agreements at December 31, 2014 are various exchanges. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

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

Changes in value are measured as percentage changes from their respective values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 4.85 in a rising interest rate environment and 3.00 in a declining interest rate environment.

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

	December 31, 2014
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$3,681,777	$3,503,246	(4.85)%	$3,792,184	3.00%
Derivative asset	1,267	(1,850)	(245.99)%	(2,353)	(285.71)%
Other	331,445	331,445	—	331,445	—
Total assets	$4,014,489	$3,832,841	(4.52)%	$4,121,276	2.66%
Liabilities
Repurchase agreements	$3,179,775	$3,179,775	—	$3,179,775	—
Derivative liability	124,308	(81,080)	(165.23)%	329,696	165.23%
Other	68,374	68,374	—	68,374	—
Total liabilities	3,372,457	3,167,069	(6.09)%	3,577,845	6.09%
Equity	642,032	665,772	3.70%	543,431	(15.36)%
Total liabilities and equity	$4,014,489	$3,832,841	(4.52)%	$4,121,276	2.66%
Book value per share	$27.95	$28.98	3.70%	$23.66	(15.36)%

Equity Price Risk

Although limited, we are exposed to equity price risk as a result of our investments in equity securities and investment partnerships. Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

While it is impossible to exactly project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of our total assets and our book value as of December 31, 2014 (dollars in thousands, except per share amounts).

	December 31, 2014
	Value	Value with 10% Increase in Price	Percent Change	Value with 10% Decrease in Price	Percent Change
Assets
Equity and cost method investment	$1,625	$1,788	10.00%	$1,462	(10.00)%
Other	4,012,864	4,012,864	—	4,012,864	—
Total assets	$4,014,489	$4,014,652	0.00%	$4,014,326	(0.00)%
Liabilities	$3,372,457	$3,372,457	—	$3,372,457	—
Equity	642,032	642,195	0.03%	641,869	(0.03)%
Total liabilities and equity	$4,014,489	$4,014,652	0.00%	$4,014,326	(0.00)%
Book value per share	$27.95	$27.95	0.03%	$27.94	(0.03)%

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

Level 1 Inputs —	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by us;

Level 2 Inputs —	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 Inputs —	Unobservable inputs for the asset or liability, including significant assumptions by us and other market participants.

Our agency-backed MBS, which are guaranteed by Fannie Mae or Freddie Mac, and AAA-rated private-label MBS, if any, are generally classified within Level 2 of the fair value hierarchy as they are valued after considering quoted market prices provided by a broker or dealer, or alternative pricing sources with reasonable levels of price transparency. We review broker or pricing service quotes to determine whether the quotes are relevant, for example, whether an active market exists to provide price transparency or whether the quote is an indicative price or a binding offer. The independent brokers and dealers providing market prices are those who make markets in or specialists with expertise in the valuation of these financial instruments.

We classify other private-label MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. We utilize present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management and other assumptions used by other market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available. The significant inputs in our valuation process include default rate, loss severity, prepayment rate and discount rate. In general, significant increases (decreases) in default rate, loss severity or discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. However, significant increases (decreases) in prepayment rate may result in a significantly higher (lower) fair value measurement. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis. For example, an increase in the default rate may not increase the loss severity rate if actual losses are lower than the average. Also, changes in discount rates may be greatly influenced by market expectation at any given point based upon many variables not directly related to the MBS market. Therefore, each significant input is closely analyzed to ascertain the reasonableness for our valuation purposes.

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires management to make a number of assumptions, including assumptions about the future of interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. The assumptions we apply are specific to each security. Although we rely on our internal calculations to compute the fair value of these private-label MBS, we request and consider indications of value, or the mark, from third-party dealers and the actual sales of private-label MBS to assist in our valuation process and calibrate our model.

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

If we intend to sell an impaired security, or it is more-likely-than-not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the investment security’s amortized cost and its fair value at the reporting date. If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) on the consolidated balance sheet. Impairments recognized through other comprehensive income/(loss) do not impact earnings. Following the recognition of an OTTI through earnings, a new cost basis is established for the investment security and may not be adjusted for subsequent recoveries in fair value through earnings. However, OTTI recognized through charges to earnings may be accreted back to the amortized cost basis of the investment security on a prospective basis through interest income. The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determination is based on factual information available at the time of assessment as well as our estimate of the future performance and cash flow projections. As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

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

Recently Issued Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard was effective for us on January 1, 2015. We expect no significant impact on the financial statements upon the implementation of ASU No. 2014-08.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for us on January 1, 2017. Early application is not permitted. We are currently evaluating the impact of ASU No. 2014-09.

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for us for the year ending on December 31, 2016. Early application is permitted. We are currently evaluating the impact of ASU No. 2014-15.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 version).

Based on management’s assessment, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on criteria in Internal Control-Integrated Framework issued by the COSO (2013 version).

The effectiveness of the Company’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2015 Annual Meeting of Shareholders (our 2015 Proxy Statement) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2015 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2015 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2014, included in “Item 8 — Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)

•	Consolidated Balance Sheets — Years ended 2014 and 2013 (page F-3)

•	Consolidated Statements of Comprehensive Income — Years ended 2014, 2013 and 2012 (page F-4)

•	Consolidated Statements of Changes in Equity — Years ended 2014, 2013 and 2012 (page F-5)

•	Consolidated Statements of Cash Flows — Years ended 2014, 2013 and 2012 (page F-8)

•	Notes to Consolidated Financial Statements (page F-9)

(2) Financial Statement Schedules.  All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
4.01	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.02	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.03	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-3 (333-107731) filed by Friedman, Billings, Ramsey Group Inc. on August 7, 2003).
4.04	Form of Senior Note (incorporated by reference to the Registrant’s Registration Statement on Form S-3 (133-171537).
4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2009).
10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2004).*
10.02	Friedman, Billings, Ramsey Group, Inc. 1997 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.06 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*
10.03	Friedman, Billings, Ramsey Group, Inc. Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*
10.04	Friedman, Billings, Ramsey Group, Inc. Amended and Restated Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.04 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2012).*
10.05	Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2011).*
10.06	Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).
10.07	Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).
10.08	Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).
10.09	Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).

Exhibit Number	Exhibit Title
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.08 to the Registrant’s Annual Report on Form 10-K, filed on February 23, 2012).*
10.11	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.12	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.13	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.14	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8, and Note 2 to the Registrant’s Consolidated Financial Statements).†
12.01	Computation of Ratio of Earnings to Fixed Charges.†
21.01	List of Subsidiaries of the Registrant.†
23.01	Consent of PricewaterhouseCoopers LLP.†
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.

*	Compensatory plan or arrangement.

**	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012; and (iv) Consolidated Statements of Cash Flows for the years ended 2014, 2013 and 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 9, 2015	By: /s/ J. ROCK TONKEL, JR.
J. Rock Tonkel, Jr.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints J. Rock Tonkel, Jr. and Kurt R. Harrington and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. ROCK TONKEL, JR.	President, Chief Executive Officer and Director	February 9, 2015
J. ROCK TONKEL, JR.	(Principal Executive Officer)

/s/ KURT R. HARRINGTON	Executive Vice President, Chief Financial Officer and Treasurer	February 9, 2015
KURT R. HARRINGTON	(Principal Financial Officer)

/s/ ERIC F. BILLINGS	Executive Chairman of the Board	February 9, 2015
ERIC F. BILLINGS

/s/ DANIEL J. ALTOBELLO	Director	February 9, 2015
DANIEL J. ALTOBELLO

/s/ DANIEL E. BERCE	Director	February 9, 2015
DANIEL E. BERCE

/s/ DAVID W. FAEDER	Director	February 9, 2015
DAVID W. FAEDER

/s/ PETER A. GALLAGHER	Director	February 9, 2015
PETER A. GALLAGHER

/s/ RALPH S. MICHAEL III	Director	February 9, 2015
RALPH S. MICHAEL III

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Arlington Asset Investment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Arlington Asset Investment Corp. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

McLean, VA

February 9, 2015

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$33,832	$48,628
Receivables
Interest	10,701	5,173
Other	1,138	212
Mortgage-backed securities, at fair value
Available-for-sale	267,477	341,346
Trading	3,414,300	1,576,452
Other investments	1,837	2,065
Derivative assets, at fair value	1,267	8,424
Deferred tax assets, net	122,365	165,851
Deposits	160,427	45,504
Prepaid expenses and other assets	1,145	1,311
Total assets	$4,014,489	$2,194,966
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$3,179,775	$1,547,630
Interest payable	1,106	774
Accrued compensation and benefits	6,067	5,584
Dividend payable	20,195	14,630
Derivative liabilities, at fair value	124,308	33,129
Accounts payable, accrued expenses and other liabilities	1,006	1,391
Long-term debt	40,000	40,000
Total liabilities	3,372,457	1,643,138
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 22,860,922 and 16,047,965 shares issued and outstanding, respectively	229	160
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 105,869 and 554,055 shares issued and outstanding, respectively	1	6
Additional paid-in capital	1,897,027	1,727,398
Accumulated other comprehensive income, net of taxes of $4,745 and $9,436, respectively	42,793	53,190
Accumulated deficit	(1,298,018)	(1,228,926)
Total equity	642,032	551,828
Total liabilities and equity	$4,014,489	$2,194,966

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Interest income	$123,547	$87,019	$64,154
Interest expense
Interest on short-term debt	9,181	6,899	4,475
Interest on long-term debt	2,210	1,630	490
Total interest expense	11,391	8,529	4,965
Net interest income	112,156	78,490	59,189
Other loss, net
Investment loss, net	(38,672)	(47,745)	(10,723)
Other loss	(15)	(15)	(15)
Total other loss, net	(38,687)	(47,760)	(10,738)
Operating income before other expenses	73,469	30,730	48,451
Other expenses
Compensation and benefits	13,467	11,195	10,339
Professional services	1,529	2,561	4,118
Business development	253	145	136
Occupancy and equipment	422	427	467
Communications	201	191	202
Other operating expenses	2,197	2,072	2,184
Total other expenses	18,069	16,591	17,446
Income before income taxes	55,400	14,139	31,005
Income tax provision (benefit)	49,446	(35,322)	(152,937)
Net income	$5,954	$49,461	$183,942
Basic earnings per share	$0.30	$3.09	$18.02
Diluted earnings per share	$0.29	$3.06	$17.96
Weighted-average shares outstanding (in thousands)
Basic	20,043	15,990	10,205
Diluted	20,397	16,189	10,242
Other comprehensive income, net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $432, $12,664, and $(1,215), respectively)	$679	$19,894	$(1,909)
Reclassification
Included in investment gain (loss), net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $(5,293), $(4,162), and $(4,488), respectively)	(11,343)	(6,537)	(7,050)
Included in investment gain (loss), net, in the statement of comprehensive income related to other-than-temporary charges on available-for-sale securities (net of taxes of $170, $527, and $6,110, respectively)	267	827	9,598
Comprehensive (loss) income	$(4,443)	$63,645	$184,581

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

 ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (continued)

(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2013	16,047,965	$160	554,055	$6	$1,727,398	$53,190	$(1,228,926)	$551,828
Net income	—	—	—	—	—	—	5,954	5,954
Conversion of Class B shares to Class A shares	448,186	5	(448,186)	(5)	—	—	—	—
Issuance of Class A common stock	6,419,247	64	—	—	166,819	—	—	166,883
Forfeitures of Class A common stock	(54,476)	—	—	—	(1,478)	—	—	(1,478)
Amortization of Class A common shares issued as stock-based awards	—	—	—	—	3,813	—	—	3,813
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $(4,691))	—	—	—	—	—	(10,397)	—	(10,397)
Dividends declared	—	—	—	—	—	—	(75,046)	(75,046)
Income tax benefit from stock-based compensation	—	—	—	—	475	—	—	475
Balances, December 31, 2014	22,860,922	$229	105,869	$1	$1,897,027	$42,793	$(1,298,018)	$642,032

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$5,954	$49,461	$183,942
Adjustments to reconcile net income to net cash provided by operating activities
Investment loss, net	38,672	47,745	10,723
Net discount accretion on mortgage-backed securities	(12,570)	(9,302)	(9,888)
Deferred tax provision	48,177	70,727	7,884
Release of valuation allowance on deferred tax assets	—	(91,189)	(162,281)
Reversal of unrecognized tax benefit related to uncertain tax position and related accrued interest	—	(16,212)	—
Other	2,336	2,460	614
Changes in operating assets
Interest receivable	(5,528)	(304)	(2,503)
Other receivables	(906)	432	(389)
Prepaid expenses and other assets	(6,328)	3,600	750
Changes in operating liabilities
Accounts payable, accrued expenses and other liabilities and interest payable	(340)	(92)	1,457
Accrued compensation and benefits	483	4,042	(4,634)
Net cash provided by operating activities	69,950	61,368	25,675
Cash flows from investing activities
Purchases of available-for-sale mortgage-backed securities	—	(167,682)	(54,709)
Purchases of trading mortgage-backed securities	(2,030,995)	(1,221,387)	(1,359,536)
Proceeds from sales of available-for-sale mortgage-backed securities	86,318	69,337	34,102
Proceeds from sales of trading mortgage-backed securities	65,251	914,155	352,437
Receipt of principal payments on available-for-sale mortgage-backed securities	2,378	5,238	6,628
Receipt of principal payments on trading mortgage-backed securities	212,049	165,056	83,038
(Payments for) proceeds from derivatives and deposits, net	(150,446)	42,210	(29,814)
Payments for purchased securities payable	—	—	(15,820)
Proceeds from sold securities receivable	—	26,773	41,321
Other	412	132	1,668
Net cash used in investing activities	(1,815,033)	(166,168)	(940,685)
Cash flows from financing activities
Proceeds from repurchase agreements, net	1,632,145	50,439	849,214
Proceeds from stock issuance, net	167,148	86,964	129,249
Proceeds from long-term debt issuance, net	—	24,038	—
Dividends paid	(69,481)	(43,850)	(46,848)
Repurchase of common stock	—	—	(786)
Excess tax benefits associated with stock-based awards	475	—	—
Net cash provided by financing activities	1,730,287	117,591	930,829
Net (decrease) increase in cash and cash equivalents	(14,796)	12,791	15,819
Cash and cash equivalents, beginning of year	48,628	35,837	20,018
Cash and cash equivalents, end of year	$33,832	$48,628	$35,837
Supplemental Cash Flow Information
Cash payments for interest	$10,959	$8,272	$4,888
Cash payments for taxes	$2,309	$667	$833

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

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less that are not held for sale in the ordinary course of business. As of December 31, 2014 and 2013, approximately 99% and 89%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Impairments

The Company evaluates available-for-sale securities for other-than-temporary impairment (OTTI) charges at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In general, when the fair value of an available-for-sale security is less than its amortized cost at the reporting date, the security is considered impaired. In evaluating these available-for-sale securities for OTTI charges, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) the Company’s intent to sell, and (5) whether it is more-likely-than-not the Company would be required to sell the security before anticipated recovery.

If the Company intends to sell an impaired security, or it is more-likely-than-not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize OTTI charges through earnings equal to the entire difference between the investment security’s amortized cost and its fair value at the reporting date. If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) on the consolidated balance sheet. Impairments recognized through other comprehensive income/(loss) do not impact earnings. Following the recognition of an OTTI through earnings, a new cost basis is established for the investment security and may not be adjusted for subsequent recoveries in fair value through earnings. However, OTTI recognized through charges to earnings may be accreted back to the amortized cost basis of the investment security on a prospective basis through interest income. The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determination is based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections. As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

For available-for-sale, agency-backed MBS, if it is determined that the impairment is other-than- temporary, then the amount that the fair value is below its amortized cost basis is recorded as an impairment charge and recorded through the Company’s earnings. For unrealized losses that are determined to be temporary, a further evaluation is performed to determine the credit portion of the OTTI and the credit portion is recorded through the Company’s statement of comprehensive income.

For available-for-sale, private-label MBS securities that have been acquired at discounts to face value due in part to credit deterioration since origination, the Company re-evaluates the undiscounted expected future cash flows and the changes in cash flows from those originally projected at the time of purchase or when last revised. The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes as compared to the discount rate used to calculate the fair value of the investment security is the current expected market rate. For those securities in an unrealized loss position, the difference between the carrying value and the net present value of expected future cash flows is recorded as OTTI charges through the Company’s statement of comprehensive income.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$33,832	$33,832	$48,628	$48,628
Interest receivable	10,701	10,701	5,173	5,173
Other receivables	1,138	1,138	212	212
MBS
Agency-backed MBS	3,414,340	3,414,340	1,576,499	1,576,499
Private-label MBS
Senior securities	—	—	7,066	7,066
Re-REMIC securities	267,437	267,437	334,233	334,233
Derivative assets	1,267	1,267	8,424	8,424
Other investments	1,837	1,837	2,065	2,065
Deposits	160,427	160,427	45,504	45,504
Financial liabilities
Repurchase agreements	3,179,775	3,179,775	1,547,630	1,547,630
Interest payable	1,106	1,106	774	774
Long-term debt	40,000	39,200	40,000	36,620
Derivative liabilities	124,308	124,308	33,129	33,129
Accounts payable, accrued expenses and other liabilities	1,006	1,006	1,391	1,391

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

Interest income on the private-label MBS that were purchased at a discount to face value is recognized based on the security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Significant increases in the amount or timing of undiscounted expected future cash flows are recognized prospectively as an adjustment to the accretable yield. As a result, the Company may recognize higher non-cash interest income over the security’s holding period and may not realize the level of interest income recognized using the higher accretion rates. In addition, the Company may be subject to more frequent and higher non-cash OTTI charges than actual losses realized on the security as a result.

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

Depending on the Company’s stock price at the time restricted stock units vest, the actual tax deduction benefit may be more or less than the carrying amount of the previously recorded deferred tax asset. An increase to the tax benefit (windfall) is generated when the tax deduction exceeds the recorded deferred tax asset. This incremental excess tax benefits are recorded as an increase to additional paid-in capital. Conversely, a decrease in tax benefit (shortfall) is generated when the tax deduction is below the recorded deferred tax asset. These incremental expense results in additional income tax expense, unless it can be offset by accumulated windfall tax benefit recorded in additional paid-in capital. The gross windfall tax benefit is presented in the consolidated statements of cash flows as financing cash inflows.

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

The TSR PSUs are also valued at the time of grant based on valuation model and the estimated compensation cost is recorded over the vesting period using straight-line basis. The valuation of the TSR PSUs is performed using Monte-Carlo simulation model (Model) using various assumptions including beginning average price, expected volatility, dividend equivalents, dividend yield, and risk-free rate of return. The Model projects stock prices on a daily basis assuming 250 trading days per year. The Model generates many future stock price paths to construct a distribution of where future stock prices might be. No remeasurement of compensation expense is required for the TSR PSUs.

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

Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as stock options, unvested shares of restricted stock and performance share units. The following table presents the computations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding Common stock (in thousands)	20,043	20,043	15,990	15,990	10,205	10,205
Stock options, performance share units, and unvested restricted stock (in thousands)	—	354	—	199	—	37
Weighted average common and common equivalent shares outstanding (in thousands)	20,043	20,397	15,990	16,189	10,205	10,242
Net income applicable to common stock	$5,954	$5,954	$49,461	$49,461	$183,942	$183,942
Net income per common share	$0.30	$0.29	$3.09	$3.06	$18.02	$17.96

There were no outstanding options to purchase shares of common stock at December 31, 2014, 2013 and 2012. The diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 did not include the antidilutive effect of 42,570, 26,218 and 27,808 shares, respectively, of awarded restricted stock units, stock options, and restricted stock.

Recent Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard was effective for the Company on January 1, 2015. The Company does not expect significant impact to the financial statements upon implementation of ASU No. 2014-08.

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

Note 3. Financial Instruments:

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of December 31, 2014 and December 31, 2013. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	December 31, 2014
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$3,414,300	$—	$3,414,300	$—
Available-for-sale
Agency-backed MBS	40	—	40	—
Private-label MBS
Senior securities	—	—	—	—
Re-REMIC securities	267,437	—	—	267,437
Total available-for-sale	267,477	—	40	267,437
Total MBS	3,681,777	—	3,414,340	267,437
Derivative assets, at fair value	1,267	751	516	—
Derivative liabilities, at fair value	(124,308)	(124,308)	—	—
Interest-only MBS, at fair value	212	—	—	212
Total	$3,558,948	$(123,557)	$3,414,856	$267,649

	December 31, 2013
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading
Agency-backed MBS	$1,576,452	$—	$1,576,452	$—
Available-for-sale
Agency-backed MBS	47	—	47	—
Private-label MBS
Senior securities	7,066	—	—	7,066
Re-REMIC securities	334,233	—	—	334,233
Total available-for-sale	341,346	—	47	341,299
Total MBS	1,917,798	—	1,576,499	341,299
Derivative assets, at fair value	8,424	8,088	336	—
Derivative liabilities, at fair value	(33,129)	(32,156)	(973)	—
Interest-only MBS, at fair value	298	—	—	298
Total	$1,893,391	$(24,068)	$1,575,862	$341,597

The total financial assets measured and reported at fair value on a recurring basis and classified within Level 3 were $267,649, or 6.67% and $341,597, or 15.56%, of the Company’s total assets as of December 31, 2014 and 2013, respectively.

There were no transfers of securities in or out of Levels 1, 2 or 3 during the years ended December 31, 2014 and 2013.

Level 3 Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $267,437 and $341,299 as of December 31, 2014 and 2013, respectively. The private-label MBS are primarily senior and re-REMIC tranches in securitization trusts issued between 2005 and 2010. The senior securities represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Senior, re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s private-label MBS were collateralized by residential prime and Alt-A mortgage loans and had the following weighted average characteristics, based on face value, as of the dates indicated:

	December 31,
	2014	2013
Original loan-to-value	68%	69%
Original FICO score	722	725
Three-month prepayment rate	11%	14%
Three-month loss severities	41%	37%
Weighted average coupon	2.96%	3.34%

The significant unobservable inputs for the valuation model include the following weighted-averages, based on face value, as of the dates indicated:

	December 31, 2014		December 31, 2013
	Senior Securities (1)	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	—%	5.55%	6.00%	6.55%
Default rate	—%	3.09%	9.30%	3.62%
Loss severity rate	—%	42.25%	50.00%	44.82%
Prepayment rate	—%	11.23%	16.30%	11.69%

(1)	The Company did not own any senior securities on December 31, 2014.

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

	December 31, 2014		December 31, 2013
	Senior Securities (1)	Re-REMIC Securities	Senior Securities	Re-REMIC Securities
Discount rate	—%	5.15 – 10.00%	6.00%	6.00 – 10.00%
Default rate	—%	1.00 – 8.80%	9.30%	0.95 – 9.60%
Loss severity rate	—%	29.23 – 57.50%	50.00%	29.15 – 57.50%
Prepayment rate	—%	7.40 – 17.70%	16.30%	6.40 – 19.00%

(1)	The Company did not own any senior securities on December 31, 2014.

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2014	$7,066	$334,233	$341,299
Total net gains (losses)
Included in earnings	1,690	15,553	17,243
Included in other comprehensive income	(1,654)	(13,437)	(15,091)
Purchases	—	—	—
Sales	(7,029)	(79,289)	(86,318)
Payments, net	(319)	(14,994)	(15,313)
Accretion of discount	246	25,371	25,617
Ending balance, December 31, 2014	$—	$267,437	$267,437
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(420)	$(420)

	Year Ended December 31, 2013
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2013	$7,519	$191,567	$199,086
Total net gains (losses)
Included in earnings	—	16,526	16,526
Included in other comprehensive income	(254)	23,469	23,215
Purchases	—	167,682	167,682
Sales	—	(69,337)	(69,337)
Payments, net	(1,092)	(21,362)	(22,454)
Accretion of discount	893	25,688	26,581
Ending balance, December 31, 2013	$7,066	$334,233	$341,299
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(1,270)	$(1,270)

Gains and losses included in earnings for the years ended December 31, 2014 and 2013 are reported in the following statement of comprehensive income line descriptions:

	Other Loss, Investment Loss, net
	2014	2013
Total gains (losses) included in earnings for the period	$17,243	$16,526
Change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$(420)	$(1,270)

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of December 31, 2014 and 2013, these financial assets are classified within the other investments category, represent the Company’s interest in non-public equity securities and investment funds and are valued at $1,625 and $1,767, respectively. For the year ended December 31, 2013, the Company recorded a loss of $177 in the carrying value of these financial assets. For the year ended December 31, 2014, there were no changes to the carrying value of these financial assets.

MBS, at Fair Value

MBS, at fair value (1)(2), consisted of the following as of the dates indicated:

	December 31, 2014					December 31, 2013
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating (3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating (3)
Trading
Fannie Mae	$2,064,465	$—	56.07%	8.1	AAA	$997,488	$—	52.01%	9.4	AAA
Freddie Mac	1,349,835	—	36.66%	8.2	AAA	578,964	—	30.19%	9.6	AAA
Available-for-sale:
Agency-backed
Fannie Mae	40	—	—	4.9	AAA	47	—	—	5.8	AAA
Private-label
Senior securities	—	—	—	—	—	7,066	(4,789)	0.37%	4.8	C-
Re-REMIC securities	267,437	(133,333)	7.27%	10.4	NR	334,233	(202,450)	17.43%	11.4	NR
	$3,681,777	$(133,333)	100.00%			$1,917,798	$(207,239)	100.00%

(1)	The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at December 31, 2014 and 2013. The weighted-average coupon of the MBS portfolio at December 31, 2014 and 2013 was 3.93% and 3.90%, respectively.

(2)	As of December 31, 2014 and 2013, the Company’s MBS investments with a fair value of $3,376,025 and $1,673,911, respectively, were pledged as collateral for repurchase agreements.

(3)	The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S. credit rating to “AA+” by Standard & Poor’s during the quarter ended September 30, 2011 and Fitch Ratings Inc.’s announcement on October 15, 2013 that it had placed the U.S. credit rating on negative watch, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

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

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013(1)
Beginning balance	$326,330	$207,853
Accretion of discount	(25,617)	(26,581)
Reclassifications, net	(21,848)	62,141
Acquisitions	—	150,646
Sales	(76,757)	(67,729)
Ending balance	$202,108	$326,330

(1)	The reclassification, net, and ending balance as of December 31, 2013 were revised from the previously reported balances of $46,319 and $310,508, respectively, to correct an immaterial error.

The Company acquired no available-for-sale, private-label MBS during 2014. For the available-for-sale, private-label MBS acquired during the year ended December 31, 2013, the contractually required payments receivable, the cash flow expected to be collected, and the fair value at the acquisition date were as follows:

Year Ended December 31, 2013
Contractually required payments receivable	$420,500
Cash flows expected to be collected	318,328
Basis in acquired securities	167,682

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (ASC 320), the securities with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	December 31, 2014
	Amortized Cost/Cost	Unrealized		Fair Value
	Basis (1)	Gains	Losses
Agency-backed MBS	$36	$4	$—	$40
Private-label MBS
Senior securities	—	—	—	—
Re-REMIC securities	219,904	47,533	—	267,437
Total	$219,940	$47,537	$—	$267,477

(1)	The amortized cost of MBS includes unamortized net discounts of $133,333 at December 31, 2014.

	December 31, 2013
	Amortized Cost/Cost	Unrealized		Fair Value
	Basis (1)	Gains	Losses
Agency-backed MBS	$43	$4	$—	$47
Private-label MBS
Senior securities	5,412	1,654	—	7,066
Re-REMIC securities	273,264	60,970	(1)	334,233
Total	$278,719	$62,628	$(1)	$341,346

(1)	The amortized cost of MBS includes unamortized net discounts of $207,239 at December 31, 2013.

For the years ended December 31, 2014 and 2013, the Company recorded other-than-temporary impairment charges of $420 and $1,270, respectively, as a component of investment loss, net, on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $2,174 and $11,688, respectively, prior to recognizing the other-than-temporary impairment charges.

The following table presents a summary of other-than-temporary impairment charges included in earnings for the periods indicated and cumulative other-than-temporary impairment charges recognized on the MBS held as of the dates indicated:

	Year Ended December 31,
	2014	2013
Cumulative other-than-temporary impairment, beginning balance	$23,663	$23,768
Additions
Other-than-temporary impairments not previously recognized	420	380
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	890
Reductions
Decreases related to other-than-temporary impairments on sold securities with previously recognized other-than-temporary impairments	(5,180)	(1,375)
Cumulative other-than-temporary impairment ending balance	$18,903	$23,663

The following table presents the results of sales of MBS for the periods indicated:

	Year Ended December 31,
	2014		2013
	Agency-Backed MBS	Private-Label MBS	Agency-Backed MBS	Private-Label MBS
Proceeds from sales	$65,251	$86,318	$914,155	$69,337
Gross gains	1,351	17,397	1,619	17,458
Gross losses	—	140	27,406	—

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	December 31,
	2014	2013
Interest-only MBS	$212	$298
Non-public equity securities	975	975
Investments funds	650	792
Total other investments	$1,837	$2,065

For the years ended December 31, 2014 and 2013, the Company recorded other-than-temporary impairment charges of $29 and $84, respectively, as a component of investment loss, net, on the consolidated statements of comprehensive income on an investment in interest-only MBS.

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

As of December 31, 2014 and December 31, 2013, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates and periods indicated:

	December 31,
	2014	2013
Outstanding balance	$3,179,775	$1,547,630
Value of assets pledged as collateral
Agency-backed MBS	3,300,383	1,556,763
Private-label MBS	75,642	117,148
Net amount (1)	196,250	126,281
Weighted-average rate	0.40%	0.45%
Weighted-average term to maturity	14.1 days	13.2 days
Weighted-average outstanding balance during the year ended	$2,438,479	$1,515,137
Weighted-average rate during the year ended	0.37%	0.45%

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

Long-Term Debt

As of December 31, 2014 and 2013, the Company had $40,000 of outstanding long-term debentures. On May 1, 2013, the Company completed a public offering of $25,000 of its 6.625% Senior Notes due in 2023 and received net proceeds of $24,038 after payment of underwriting discounts and commissions and expenses. These Senior Notes will mature on May 1, 2023, and may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after May 1, 2016, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on these Senior Notes are payable quarterly on February 1, May 1, August 1, and November 1 of each year, beginning on August 1, 2013. These Senior Notes are publicly traded on the New York Stock Exchange under the ticker symbol “AIW”. The Company’s long-term debentures consisted of the following as of the dates indicated:

	December 31, 2014		December 31, 2013
	Senior Notes	Trust Preferred Debt	Senior Notes	Trust Preferred Debt
Outstanding Principal	$25,000	$15,000	$25,000	$15,000
Annual Interest Rate	6.625%	LIBOR+2.25-3.00%	6.625%	LIBOR+2.25-3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.625%	2.98%	6.625%	2.99%
Maturity	May 1, 2023	2033 – 2035	May 1, 2023	2033 – 2035
Early Redemption Date	May 1, 2016	2008 – 2010	May 1, 2016	2008 – 2010

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

During the years ended December 31, 2014 and 2013, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment (loss) gain, net, in the statement of comprehensive income. For the years ended December 31, 2014 and 2013, the Company recorded net (losses) gains of $(140,353) and $58,003, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	December 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
No hedge designation
Eurodollar futures
Derivative assets	$2,445,000	$751	$8,758,000	$4,361
Derivative liabilities	38,645,000	(76,848)	6,787,000	(30,638)
Total Eurodollar futures (1)	41,090,000	(76,097)	15,545,000	(26,277)
10-year swap futures
Derivative assets	—	—	635,500	3,727
Derivative liabilities	1,145,000	(47,460)	31,000	(18)
Total 10-year swap futures (2)	1,145,000	(47,460)	666,500	3,709
5-year U.S. Treasury note futures	—	—	100,000	(1,500)
Commitment to purchase MBS (3)	200,000	516	169,511	(973)
Commitment to sell MBS	—	—	125,000	336

(1)	The $41,090,000 total notional amount of Eurodollar futures contracts as of December 31, 2014 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2015 and 2019. As of December 31, 2014, the Company maintained $96,147 as a deposit and margin against the open Eurodollar futures contracts.

(2)	The $1,145,000 represents the total notional amount of 10-year swap futures as of December 31, 2014, of which $780,000 of notional amount matures in March 2015 and $365,000 in notional amount matures in March 2024. As of December 31, 2014, the Company maintained $64,280 as a deposit and margin against the open 10-year swap futures contracts.

(3)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate MBS securities.

Note 6. Income Taxes:

The Company is taxed as a C corporation for federal income tax purposes.

The provision (benefit) for income taxes from operations consists of the following for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Federal	$41,819	$(20,075)	$(115,321)
State	7,627	(15,247)	(37,616)
	$49,446	$(35,322)	$(152,937)
Current	$796	$(14,860)	$1,889
Deferred	48,650	(20,462)	(154,826)
	$49,446	$(35,322)	$(152,937)

Deferred tax assets and (liabilities) consisted of the following as of December 31, 2014 and 2013:

	2014	2013
Net operating loss carry-forward	$57,225	$71,214
Unrealized gains and losses on investments and derivatives, net	24,434	70,221
AMT credit	7,244	6,328
Accrued compensation	1,515	436
Realized gains and losses on designated derivatives, net	2,733	8,681
Other, net	582	4,303
Capital loss carry-forward	54,659	19,743
Valuation allowance on capital loss carry-forward	(26,027)	(15,075)
Net deferred tax asset	$122,365	$165,851

The provision (benefit) for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company and its subsidiaries income tax attributable to net income computed at federal statutory rates to income tax expense was:

	December 31,
	2014	2013	2012
Federal income tax at statutory rate	$19,390	$4,949	$10,852
State income taxes, net of federal benefit	2,161	849	1,813
Expiration of capital loss carryover	4,668	57,254	37,935
Reversal of unrecognized tax benefit related to uncertain tax position and related accrued interest, and related AMT credits	—	(11,028)	—
Federal liability on state deferred tax assets	—	1,237	7,884
Losses on MBS acquired prior to 2012	(1,178)	—	—
Tax basis adjustments	(1,656)	—	—
Other, net	34	2,606	945
Valuation allowance	26,027	(91,189)	(212,366)
Total income tax provision (benefit)	$49,446	$(35,322)	$(152,937)

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

Effective December 31, 2013, the Company contributed 40 of its private-label MBS with $367,642 in face value in a taxable contribution (Contribution) to Rosslyn REIT Trust. Rosslyn REIT Trust (formerly known as FBR REIT Asset Trust) was formed on December 27, 2007 as a Maryland real estate investment trust and elected to be taxed as a REIT for U.S. federal income tax purposes effective January 1, 2014, upon filing its federal income tax return for that year. The Company owns all the common shares of Rosslyn REIT Trust and all of the preferred shares are owned by outside investors. The Contribution resulted in taxable capital gains of $68,041. The Company utilized net capital loss carry-forwards to offset the capital gain recognized on the Contribution for tax purposes.

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

As of December 31, 2014, the Company had an NCL carry-forward of $140,512 that can be used to offset future capital gains. $50,754 of capital losses expired in 2014. In addition, as of December 31, 2014, the Company had an NOL carry-forward of $147,107, which can be used to offset future taxable income. The NOL carry-forward will begin to expire in 2027. The valuation allowance relates to the estimated amount of NCLs that are more-likely-than-not to expire unused in 2019.

As of December 31, 2014 and 2013, the Company had no unrecognized tax benefits.

As of December 31, 2014, the Company has assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

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

Note 7. Commitments and Contingencies:

Contractual Obligations

The Company has contractual obligations to make future payments in connection with borrowings and non-cancelable lease agreements and other contractual commitments. The following table sets forth these contractual obligations by fiscal year:

	2015	2016	2017	2018	2019	Thereafter	Total
Borrowings (1)	$—	$—	$—	$—	$—	$40,000	$40,000
Minimum rental and other contractual commitments (2)	15	446	458	471	483	497	2,370
	$15	$446	$458	$471	$483	$40,497	$42,370

(1)	This table excludes interest payments to be made on the Company’s long-term debt securities. Based on the weighted average interest rate of 3.01%, approximately $113 in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2015 on the $15,000 of trust preferred debt. Interest on the trust preferred debt is based on the 3-month LIBOR; therefore, actual coupon interest will likely differ from this estimate. The trust preferred debt will mature beginning in October 2033 through July 2035. As of December 31, 2014, approximately $414 in accrued interest on the current outstanding principal will be paid for the quarter ending March 31, 2015 on the $25,000 of Senior Notes. The Senior Notes have an annual interest rate of 6.625% and will mature on May 1, 2023.

(2)	Equipment and office rent expense for 2014, 2013 and 2012 was $249, $243 and $263, respectively.

The Company also has short-term repurchase agreement liabilities of $3,179,775 as of December 31, 2014. See Note 4 for further information.

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

Conversion of Class B Common Stock to Class A Common Stock

During the year ended December 31, 2014, several holders of the Company's Class B common stock converted an aggregate of 448,186 shares of Class B common stock into 448,186 shares of Class A common stock. There were no conversions of shares of Class B common stock into shares of Class A common stock during the year ended December 31, 2013. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company's Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

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

The Company had no share repurchase activities during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, the Company repurchased 41,790 shares of its Class A common stock with an average price of $18.79 per share, resulting in total cost of $786.

As of December 31, 2014, and 2013, 205,485 shares of Class A common stock remain available for repurchases under the Repurchase Program.

Equity Offerings

During the years ended December 31, 2014 and 2013, the Company completed public offerings as follows:

Closing date of the offering	March 13, 2013	March 28, 2014	September 8, 2014
Shares sold to public	3,000,000	2,750,000	2,750,000
Shares sold pursuant to the underwriter over-allotment	450,000	312,500	412,500
Total shares of Class A common stock	3,450,000	3,062,500	3,162,500
Public offering price per share	$25.50	$27.40	$27.61
Net proceeds (1)	$86,964	$81,669	$85,214

(1)	Net of underwriting discounts and commissions and expenses.

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 18	December 31	January 30, 2015
September 30	0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

The Board of Directors has approved and the Company declared and paid the following dividends for 2013:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 19	December 31	January 31, 2014
September 30	0.875	September 18	September 30	October 31
June 30	0.875	June 17	June 28	July 31
March 31	0.875	March 15	March 28	April 30

Long-Term Incentive Plan

On April 7, 2014, the Board of Directors adopted the Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (2014 Plan). The 2014 Plan was approved by the Company’s shareholders and became effective on July 15, 2014.

Under the 2014 Plan, a maximum number of 2,000,000 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2014 Plan, were authorized for issuance and may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of December 31, 2014, 1,998,774 shares remained available for issuance under the 2014 Plan. The 2014 Plan replaced the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (2011 Plan). No additional grants will be made under the 2011 Plan. However, previous grants under the 2011 Plan will remain in effect subject to the terms of the 2011 Plan and the applicable award agreement, and shares of Class A common stock may be issued under the 2011 Plan. The shares of Class A common stock to be issued under the 2011 Plan are subject to the achievement of performance measures and/or vesting. As of December 31, 2014 and December 31, 2013, 308,934 and 443,504 shares, respectively, remained available for issuance under the 2011 Plan.

Under the 2014 Plan, the Compensation Committee of the Company’s Board of Directors may grant options, stock appreciation rights (SARs), restricted stock and restricted stock units (RSUs), performance awards and/or other stock-based awards. However, no participant may be granted (i) options or SARs during any twelve month period covering more than 300,000 shares or (ii) restricted stock, RSUs, performance awards and/or other stock-based awards denominated in shares that are intended to qualify as performance based compensation under Section 162(m) that permit the participant to earn more than 300,000 shares for each twelve months in the vesting or period on which performance is measured (Performance Period). These share limits are subject to adjustment in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split, reverse stock split, spin-off, extraordinary cash dividend or similar transaction or other change in corporate structure affecting the share. In addition, during any calendar year no participant may be granted performance awards that are denominated in cash and that are intended to qualify as performance based compensation under Section 162(m) under which more than $10,000 may be earned for each twelve months in the Performance Period. Each of the individual award limits described in this paragraph will be multiplied by two during the first calendar year in which the participant commences employment with the Company and its affiliates. The 2014 Plan will terminate on the tenth anniversary of its effective date unless sooner terminated by the Board of Directors. The Company uses a fair value based measurement method in accounting for all share based payment transactions.

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

The Compensation Committee of the Board of Directors of the Company approved the following grants to the participants in the Performance-based Program:

	Year Ended December 31,
	2012	2013	2014

Grant date	August 13, 2012	July 1, 2013	July 1, 2014
Shares granted

Book Value PSUs	30,177	34,221	35,126

TSR PSUs	41,735	34,567	35,593

For the grants made in 2012 (2012 PSU Grants), the Compensation Committee awarded PSUs with an aggregate grant date fair value equal to 75% of the awardee’s base salary, with 50% of the total grant date fair value represented by Book Value PSUs and 50% of the total grant date fair value represented by TSR PSUs. To facilitate the implementation of the Performance-based Program, the Compensation Committee established both a two-year and three-year performance period for the initial grant of PSUs. A portion of the Book Value PSUs and TSR PSUs are eligible for vesting at the end of the second year following the grant date, and a portion of the Book Value PSUs and TSR PSUs are eligible for vesting at the end of the third year following the grant date. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 200% of the number of PSUs granted, depending on performance results. If the threshold level of performance goals are not achieved, no PSUs are earned. If the initial performance threshold is met, participants will be eligible to receive 50% of the granted PSUs for Company performance at the threshold level, 100% of the granted PSUs for Company performance at the target level and 200% of the granted PSUs for Company performance at the maximum level, with linear interpolation for achievement falling between the performance levels. During 2014, the Company issued 37,725 and 52,424 shares for the vesting of Book Value PSUs and TSR PSUs, respectively, related to the 2012 PSU Grants.

For the grants made in 2013 (2013 PSU Grants) and 2014 (2014 PSU Grants), the Compensation Committee awarded PSUs with an aggregate grant date fair value equal to 100% of the awardee’s base salary, with 50% of the total grant date fair value represented by Book Value PSUs and 50% of the total grant date fair value represented by TSR PSUs. The Compensation Committee established a three-year performance period. The Book Value PSUs and TSR PSUs will be eligible for vesting at the end of the third year following the respective grant dates. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of PSUs granted, depending on performance results. If the threshold level of performance goals are not achieved, no PSUs are earned. If the initial performance threshold is met, participants will be eligible to receive 50% of the granted PSUs for Company performance at the threshold level, 100% of the granted PSUs for Company performance at the target level and 250% of the granted PSUs for Company performance at the maximum level, with linear interpolation for achievement falling between the performance levels.

The Company recorded $2,457 and $1,485 in compensation expenses related to the Performance-based Program during the years ended December 31, 2014 and 2013, respectively.

Restricted Stock

The Company grants restricted common shares to employees that vest ratably over a three year period or cliff-vest after two to four years for various purposes based on continued employment over these specified periods. As of December 31, 2014 and 2013, a total of 117,112 and 57,673 shares, respectively, of such restricted Class A common stock were outstanding with unamortized deferred compensation of $2,181 and $838, respectively. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2011	15,206	$35.40	2.0
Granted	25,500	22.99	—
Forfeitures	—	—	—
Vestitures	(5,871)	47.60	—
Share Balance as of December 31, 2012	34,835	24.24	2.2
Granted	36,000	26.74	—
Forfeitures	—	—	—
Vestitures	(13,162)	24.65	—
Share Balance as of December 31, 2013	57,673	25.71	2.0
Granted	84,602	26.84	—
Forfeitures	—	—	—
Vestitures	(25,163)	25.64	—
Share Balance as of December 31, 2014	117,112	26.54	1.9

For the years ended December 31, 2014, 2013, and 2012, the Company recognized $927, $632 and $279, respectively, of compensation expense related to this restricted stock plan.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2014, 2013 and 2012. As of December 31, 2014, 2013, and 2012, the Company had 9,155 vested shares with an weighted-average grant-date fair value of $310.40 of the undistributed restricted stock issued to the trust.

Director Stock Compensation Plan

The Company also grants options, stock or restricted stock units (RSUs) in lieu of or in addition to annual director fees to non-employee directors. The Board approved annual awards of RSUs equal in value to $80 to each director to be made in conjunction with the annual shareholders meeting. On June 6, 2014, the non-employee directors received an annual grant of an aggregate of 14,440 RSUs having an aggregate grant date fair value of $400 based on the closing sale price of the Class A common stock on the New York Stock Exchange on June 11, 2014 of $27.70. In addition to the annual grant of RSUs, the Company also granted 1,081 additional RSUs to the non-employee directors in lieu of certain cash payments for services as Lead Independent Director or as a chairman of one of the Board’s standing committees. Vested RSUs are convertible to Class A common stock upon the director ceasing to be a member of the Board. All options, stock and RSUs awarded to non-employee directors are non-transferable other than by will or the laws of descent and distribution. During 2014, 2013, and 2012, the Company granted 15,521, 15,616 and 20,204 RSUs, respectively. For the years ended December 31, 2014, 2013, and 2012, the Company recognized $430, $430 and $431, respectively, of director fees related to these RSUs.

Note 9. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk:

As of December 31, 2014 and 2013, the Company had not entered into any transactions involving financial instruments that would expose the Company to significant related off-balance-sheet risk.

Note 10. Revisions to Previously Reported Financial Statements:

During the preparation of the 2013 consolidated financial statements, the Company concluded that the federal tax rate used to calculate deferred tax assets as of December 31, 2012 was incorrect and should have been lower than the statutory rate given the effects of recognizing a U.S. federal deferred income tax liability associated with state deferred tax assets. Although the impact of this change was not material to the consolidated financial statements as of and for the year ended December 31, 2012, the Company revised its previously reported consolidated financial statements and disclosures as of and for the year ended December 31, 2012. The following tables set forth the effected line items within the Company’s previously reported consolidated financial statements for the year ended December 31, 2012.

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

Note 11. Quarterly Data (Unaudited):

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2014 and 2013. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

Note: The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Net Interest Income	Net Income (Loss)	Basic Earnings (Loss) Per Share	Diluted Earnings (Loss) Per Share
2014
First Quarter	$21,582	$7,033	$0.42	$0.41
Second Quarter	27,387	18,839	0.95	0.94
Third Quarter	30,325	12,847	0.62	0.61
Fourth Quarter	32,862	(32,765)	(1.43)	(1.43)
Total Year	$112,156	$5,954	0.30	0.29

	Net Interest Income	Net Income		Basic Earnings Per Share	Diluted Earnings Per Share
2013
First Quarter	$16,724	$3,177		$0.23	$0.23
Second Quarter	20,925	3,194		0.19	0.19
Third Quarter	20,681	3,093		0.19	0.18
Fourth Quarter	20,160	39,997	(1)	2.40	2.36
Total Year	$78,490	$49,461		3.09	3.06

(1)	Reflects $185 increase in net income as a result of an out of period adjustment (that is related to the immaterial revision as disclosed in Note 10, Revisions to Previously Reported Financial Statements) for the first three quarters of the year ended December 31, 2013.

