Form 10-K/A
period 2014-12-31
Arlington Asset Investment Corp.
filed 2015-02-20
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On February 9, 2015, Arlington Asset Investment Corp. (the “Company”) filed its annual report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”).

This Form 10-K/A filing is made solely for the purpose of correcting the inadvertent omission of our auditor’s signature on its Report of Independent Registered Public Accounting Firm in Item 8. At the time of filing of the 2014 Form 10-K, we had on-hand a manually signed and dated Report of Independent Registered Public Accounting Firm. There are no other changes to the Company’s 2014 Form 10-K.

1

PART II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a subsequent section of this report. See “Index to Consolidated Financial Statements of Arlington Asset Investment Corp.” on page F-1.

2

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2014, included in “Item 8 — Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K/A, are incorporated by reference into this Part IV, Item 15:

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

(3) Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
4.01	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.02	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.03	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-3 (333-107731) filed by Friedman, Billings, Ramsey Group Inc. on August 7, 2003).
4.04	Form of Senior Note (incorporated by reference to the Registrant’s Registration Statement on Form S-3 (133-171537).
4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2009).
10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2004).*
10.02	Friedman, Billings, Ramsey Group, Inc. 1997 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.06 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*
10.03	Friedman, Billings, Ramsey Group, Inc. Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*
10.04	Friedman, Billings, Ramsey Group, Inc. Amended and Restated Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.04 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2012).*

3

Exhibit Number	Exhibit Title
10.05	Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2011).*
10.06	Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).
10.07	Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).
10.08	Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).
10.09	Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.08 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2012).*
10.11	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.12	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.13	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
10.14	Equity Distribution Agreement, dated May 24, 2013, by and between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).
11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8, and Note 2 to the Registrant’s Consolidated Financial Statements).†
12.01	Computation of Ratio of Earnings to Fixed Charges. (incorporated by reference to Exhibit 12.01 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2015).
21.01	List of Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21.01 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2015).
23.01	Consent of PricewaterhouseCoopers LLP. (incorporated by reference to Exhibit 23.01 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2015).
24.01	Power of Attorney (incorporated by reference to the signature page to the Registrant’s Annual Report on Form 10-K filed on February 9, 2015).
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.

*	Compensatory plan or arrangement.

**	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012; and (iv) Consolidated Statements of Cash Flows for the years ended 2014, 2013 and 2012.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 20, 2015	By:	/s/ J. ROCK TONKEL, JR.
J. Rock Tonkel, Jr.
President and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. ROCK TONKEL, JR.	President, Chief Executive Officer and Director	February 20, 2015
J. ROCK TONKEL, JR.	(Principal Executive Officer)

/s/ KURT R. HARRINGTON	Executive Vice President, Chief Financial Officer and Treasurer	February 20, 2015
KURT R. HARRINGTON	(Principal Financial Officer)

*	Executive Chairman of the Board	February 20, 2015
ERIC F. BILLINGS

*	Director	February 20, 2015
DANIEL J. ALTOBELLO

*	Director	February 20, 2015
DANIEL E. BERCE

*	Director	February 20, 2015
DAVID W. FAEDER

*	Director	February 20, 2015
PETER A. GALLAGHER

*	Director	February 20, 2015
RALPH S. MICHAEL III

* By: /s/ KURT R. HARRINGTON	Attorney-in-Fact	February 20, 2015
KURT R. HARRINGTON

5

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

