Form 10-Q
period 2015-03-31
Arlington Asset Investment Corp.
filed 2015-05-06
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2015:

Title	Outstanding
Class A Common Stock	22,862,075 shares
Class B Common Stock	104,716 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015
INDEX

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$15,315	$33,832
Receivables
Interest	11,269	10,701
Sold securities receivable	78,915	—
Other	528	1,138
Mortgage-backed securities, at fair value
Available-for-sale	241,045	267,477
Trading	3,687,736	3,414,300
Other investments	1,819	1,837
Derivative assets, at fair value	1,508	1,267
Deferred tax assets, net	113,276	122,365
Deposits	213,037	160,427
Prepaid expenses and other assets	2,169	1,145
Total assets	$4,366,617	$4,014,489
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$3,371,690	$3,179,775
Interest payable	1,162	1,106
Accrued compensation and benefits	1,562	6,067
Dividend payable	21,574	20,195
Derivative liabilities, at fair value	175,793	124,308
Purchased securities payable	148,252	—
Accounts payable, accrued expenses and other liabilities	751	1,006
Long-term debt	75,300	40,000
Total liabilities	3,796,084	3,372,457
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 22,860,922 shares issued and outstanding	229	229
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 105,869 shares issued and outstanding	1	1
Additional paid-in capital	1,897,138	1,897,027
Accumulated other comprehensive income, net of taxes of $8,623 and $11,666, respectively	28,017	35,872
Accumulated deficit	(1,354,852)	(1,291,097)
Total equity	570,533	642,032
Total liabilities and equity	$4,366,617	$4,014,489

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income	$36,964	$23,867
Interest expense
Interest on short-term debt	3,080	1,734
Interest on long-term debt	648	551
Total interest expense	3,728	2,285
Net interest income	33,236	21,582
Other loss, net
Investment loss, net	(59,368)	(5,911)
Other loss	(3)	(3)
Total other loss, net	(59,371)	(5,914)
Operating (loss) income before other expenses	(26,135)	15,668
Other expenses
Compensation and benefits	2,412	2,961
Professional services	130	516
Insurance	105	105
Occupancy and equipment	116	99
Board of director fees	238	231
Other operating expenses	307	243
Total other expenses	3,308	4,155
(Loss) income before income taxes	(29,443)	11,513
Income tax provision	12,742	4,480
Net (loss) income	$(42,185)	$7,033
Basic (loss) earnings per share	$(1.84)	$0.42
Diluted (loss) earnings per share	$(1.84)	$0.41
Weighted-average shares outstanding (in thousands)
Basic	22,973	16,808
Diluted	22,973	17,081
Other comprehensive (loss) income, net of taxes
Unrealized (losses) gains for the period on available-for-sale securities (net of taxes of $(2,663) and $621, respectively)	$(4,493)	$974
Reclassification:
Included in investment loss, net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $(380) and $(1,379), respectively)	(3,362)	(3,078)
Comprehensive (loss) income	$(50,040)	$4,929

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2013	16,047,965	$160	554,055	$6	$1,727,398	$46,269	$(1,222,005)	$551,828
Net income	—	—	—	—	—	—	5,954	5,954
Conversion of Class B common stock to Class A common stock	448,186	5	(448,186)	(5)	—	—	—	—
Issuance of Class A common stock	6,419,247	64	—	—	166,819	—	—	166,883
Forfeitures of Class A common stock	(54,476)	—	—	—	(1,478)	—	—	(1,478)
Amortization of Class A common stock issued as stock-based awards	—	—	—	—	3,813	—	—	3,813
Income tax benefit from stock-based compensation	—	—	—	—	475	—	—	475
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $(4,691))	—	—	—	—	—	(10,397)	—	(10,397)
Dividends declared	—	—	—	—	—	—	(75,046)	(75,046)
Balances, December 31, 2014	22,860,922	229	105,869	1	1,897,027	35,872	(1,291,097)	642,032
Net loss	—	—	—	—	—	—	(42,185)	(42,185)
Amortization of Class A common stock issued as stock-based awards	—	—	—	—	111	—	—	111
Other comprehensive income
Net change in unrealized gain on available-for-sale investment securities, (net of taxes of $(3,043))	—	—	—	—	—	(7,855)	—	(7,855)
Dividends declared	—	—	—	—	—	—	(21,570)	(21,570)
Balances, March 31, 2015	22,860,922	$229	105,869	$1	$1,897,138	$28,017	$(1,354,852)	$570,533

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(42,185)	$7,033
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Net investment loss	59,368	5,911
Net discount accretion on mortgage-backed securities	(2,696)	(3,317)
Deferred tax provision	12,132	4,125
Other	111	630
Changes in operating assets
Interest receivable	(568)	(701)
Other receivables	610	197
Prepaid expenses and other assets	213	(1,733)
Changes in operating liabilities
Accounts payable and other liabilities	(320)	358
Accrued compensation and benefits	(4,505)	(4,355)
Net cash provided by operating activities	22,160	8,148
Cash flows from investing activities:
Purchases of trading mortgage-backed securities	(331,514)	(254,986)
Proceeds from sales of available-for-sale mortgage-backed securities	20,859	8,626
Proceeds from sales of trading mortgage-backed securities	51,751	—
Receipt of principal payments on available-for-sale mortgage-backed securities	796	1,001
Receipt of principal payments on trading mortgage-backed securities	88,969	33,808
Payments for derivatives and deposits, net	(77,485)	(23,980)
Other	39	16
Net cash used in investing activities	(246,585)	(235,515)
Cash flows from financing activities:
Proceeds from repurchase agreements, net	191,915	223,892
Proceeds from stock issuance, net	—	81,769
Proceeds from long-term debt issuance, net	34,188	—
Dividends paid	(20,195)	(14,630)
Net cash provided by financing activities	205,908	291,031
Net (decrease) increase in cash and cash equivalents	(18,517)	63,664
Cash and cash equivalents, beginning of period	33,832	48,628
Cash and cash equivalents, end of period	$15,315	$112,292
Supplemental cash flow information
Cash payments for interest	$3,636	$2,303
Cash payments for taxes	$—	$399

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 1. Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2. Financial Instruments:

Fair Value of Financial Instruments

The accounting principles related to fair value measurements define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value —

Agency-backed MBS — The Company’s mortgage-backed securities (“MBS”), the principal and interest payments on which are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, “agency-backed MBS”), are

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 2. Financial Instruments:  – (continued)

generally classified within Level 2 of the fair value hierarchy as they are valued using inputs primarily from third-party pricing services as well as considering quoted market prices provided by a broker or dealer with reasonable levels of price transparency. In determining fair value, third party pricing sources use various valuation approaches including market and income approaches. The Company makes inquiries of the third party pricing sources to understand the significant inputs and assumptions they used to determine their prices. The Company reviews the various third party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and management review for consistency with market conditions observed as of the measurement date.

Private-label MBS — The Company classifies non-agency-backed, or private-label, MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. In determining fair value, the Company primarily uses an income approach as well as market approaches. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management based on their observations of assumptions used by market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available. The significant inputs in the Company’s valuation process include default rate, loss severity, prepayment rate and discount rate. In general, significant increases (decreases) in default rate, loss severity or discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. However, significant increases (decreases) in prepayment rate may result in a significantly higher (lower) fair value measurement. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis. For example, an increase in the default rate may not increase the loss severity rate if actual losses are lower than the average. Also, changes in discount rates may be greatly influenced by market expectation at any given point based upon many variables not directly related to the MBS market. Therefore, each significant input is closely analyzed to ascertain the reasonableness for the Company’s valuation purposes.

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires management to make a number of assumptions, including assumptions about the future of interest rates, prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. The assumptions the Company applies are specific to each security. Although the Company relies on its internal calculations to compute the fair value of these private-label MBS, the Company requests and considers indications of value from actual sales of private-label MBS to assist in the valuation process and calibrate the Company’s model.

Other investments — The Company’s other investments, which are classified within Level 3 of the fair value hierarchy, consist of investments in equity securities, investment funds and other MBS-related securities, such as interest-only MBS.

Derivative instruments — In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The derivative instruments that trade in active markets or exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Other derivative instruments are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations, which are model-based calculations based on market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 2. Financial Instruments:  – (continued)

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$15,315	$15,315	$33,832	$33,832
Interest receivable	11,269	11,269	10,701	10,701
Sold securities receivable	78,915	78,915	—	—
Other receivables	528	528	1,138	1,138
MBS:
Agency-backed MBS	3,687,764	3,687,764	3,414,340	3,414,340
Private-label MBS	241,017	241,017	267,437	267,437
Derivative assets	1,508	1,508	1,267	1,267
Other investments	1,819	1,819	1,837	1,837
Deposits	213,037	213,037	160,427	160,427
Financial liabilities:
Repurchase agreements	3,371,690	3,371,690	3,179,775	3,179,775
Interest payable	1,162	1,162	1,106	1,106
Long-term debt	75,300	75,000	40,000	39,200
Derivative liabilities	175,793	175,793	124,308	124,308
Purchased securities payable	148,252	148,252	—	—
Accounts payable, accrued expenses and other liabilities	751	751	1,006	1,006

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 2. Financial Instruments:  – (continued)

Fair Value Hierarchy

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Financial Instruments Measured at Fair Value on a Recurring Basis

	March 31, 2015
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading:
Agency-backed MBS	$3,687,736	$—	$3,687,736	$—
Available-for-sale:
Agency-backed MBS	28	—	28	—
Private-label MBS	241,017	—	—	241,017
Total available-for-sale	241,045	—	28	241,017
Total MBS	3,928,781	—	3,687,764	241,017
Derivative assets, at fair value	1,508	—	1,508	—
Derivative liabilities, at fair value	(175,793)	(175,106)	(687)	—
Interest-only MBS, at fair value	207	—	—	207
Total	$3,754,703	$(175,106)	$3,688,585	$241,224

	December 31, 2014
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading:
Agency-backed MBS	$3,414,300	$—	$3,414,300	$—
Available-for-sale:
Agency-backed MBS	40	—	40	—
Private-label MBS	267,437	—	—	267,437
Total available-for-sale	267,477	—	40	267,437
Total MBS	3,681,777	—	3,414,340	267,437
Derivative assets, at fair value	1,267	751	516	—
Derivative liabilities, at fair value	(124,308)	(124,308)	—	—
Interest-only MBS, at fair value	212	—	—	212
Total	$3,558,948	$(123,557)	$3,414,856	$267,649

There were no transfers of securities in or out of Levels 1, 2 or 3 during the three months ended March 31, 2015 or the year ended December 31, 2014.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 2. Financial Instruments:  – (continued)

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, available-for-sale, private-label MBS was $241,017 and $267,437 as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the private-label MBS portfolio consists primarily of re-REMIC tranches in securitization trusts issued between 2005 and 2010. During 2014, the Company’s private-label MBS portfolio also included senior securities which represent interests in securitizations that have the first right to cash flows and absorb losses last. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s private-label MBS were collateralized by residential prime and Alt-A mortgage loans and had the following weighted average characteristics, based on face value, as of the dates indicated:

	March 31, 2015	December 31, 2014
Original loan-to-value	67%	68%
Original FICO score	721	722
Three-month prepayment rate	11%	11%
Three-month loss severities	42%	41%
Weighted average coupon	2.80%	2.96%

The significant unobservable inputs used to develop the estimated cash flows and discount rates in the valuation models for the Company’s private-label MBS include the following weighted-averages, based on face value, as of the dates indicated:

	Private-label MBS
	March 31, 2015	December 31, 2014
Discount rate	5.47%	5.55%
Default rate	3.05%	3.09%
Loss severity rate	42.13%	42.25%
Prepayment rate	10.99%	11.23%

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 2. Financial Instruments:  – (continued)

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

Private-label MBS
	March 31, 2015	December 31, 2014
Discount rate	5.15 – 10.00%	5.15 – 10.00%
Default rate	1.00 – 8.25%	1.00 – 8.80%
Loss severity rate	29.21 – 57.50%	29.23 – 57.50%
Prepayment rate	7.40 – 17.70%	7.40 – 17.70%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2015	$—	$267,437	$267,437
Total net gains (losses)
Included in earnings	—	3,432	3,432
Included in other comprehensive income	—	(10,905)	(10,905)
Purchases	—	—	—
Sales	—	(20,859)	(20,859)
Payments, net	—	(3,131)	(3,131)
Accretion of discount	—	5,043	5,043
Ending balance, March 31, 2015	$—	$241,017	$241,017
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

	Three Months Ended March 31, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2014	$7,066	$334,233	$341,299
Total net gains (losses)
Included in earnings	1,684	3,083	4,767
Included in other comprehensive income	(1,654)	(1,191)	(2,845)
Purchases	—	—	—
Sales	(7,107)	(8,626)	(15,733)
Payments, net	(215)	(4,577)	(4,792)
Accretion of discount	226	6,924	7,150
Ending balance, March 31, 2014	$—	$329,846	$329,846
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$—	$—

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 2. Financial Instruments:  – (continued)

Gains and losses included in earnings for the three months ended March 31, 2015 and 2014 are reported in the following statement of comprehensive income line descriptions:

	Other Loss, Investment Loss, net
	Three Months Ended March 31,
	2015	2014
Total gains (losses) included in earnings for the period	$3,432	$4,767
Change in unrealized gains (losses) relating to Level 3 assets still held at reporting date	$—	$—

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of March 31, 2015 and December 31, 2014, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds and are valued at $1,612 and $1,625, respectively. For the three months ended March 31, 2015 and March 31, 2014, there were no changes to the carrying value of these financial assets.

MBS, at Fair Value

MBS, at fair value(1)(2), consisted of the following as of the dates indicated:

	March 31, 2015					December 31, 2014
	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)	Fair Value	Net Unamortized Premium (Discount)	Percent of Total Fair Value	Weighted Average Life	Weighted Average Rating(3)
Trading:
Fannie Mae	$2,214,210	$—	56.36%	7.5	AAA	$2,064,465	$—	56.07%	8.1	AAA
Freddie Mac	1,473,526	—	37.51%	7.5	AAA	1,349,835	—	36.66%	8.2	AAA
Available-for-sale:
Fannie Mae	28	—	—	4.6	AAA	40	—	—	4.9	AAA
Private-label	241,017	(116,839)	6.13%	10.2	NR	267,437	(133,333)	7.27%	10.4	NR
	$3,928,781	$(116,839)	100.00%			$3,681,777	$(133,333)	100.00%

(1)	The Company’s MBS portfolio was primarily comprised of fixed-rate MBS at March 31, 2015 and December 31, 2014. The weighted-average interest rate of the MBS portfolio at March 31, 2015 and December 31, 2014 was 3.92% and 3.93%, respectively.
(2)	As of March 31, 2015 and December 31, 2014, the Company’s MBS investments with a fair value of $3,602,372 and $3,376,025, respectively, were pledged as collateral for repurchase agreements.
(3)	The securities issued by Fannie Mae and Freddie Mac are not rated by any rating agency; however, they are commonly thought of as having an implied rating of “AAA.” There is no assurance, particularly given the downgrade of the U.S. credit rating to “AA+” by Standard & Poor’s during the quarter ended September 30, 2011 and Fitch Ratings Inc.’s announcement on October 15, 2013 that it had placed the U.S. credit rating on negative watch, that these securities would receive such a rating if they were ever rated by a rating agency. The weighted-average rating of the Company’s private-label senior securities is calculated based on face value of the securities.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 2. Financial Instruments:  – (continued)

The Company has generally purchased private-label MBS at a discount to face value. The Company, at least on a quarterly basis, estimates the future expected cash flows based on the Company’s observation of current information and events and applies a number of assumptions related to prepayment rates, interest rates, default rates, loss severity rates, and the timing and amount of cash flows and credit losses. These assumptions are difficult to predict, as they are subject to uncertainties and contingencies related to future events that may impact the Company’s estimates and its interest income.

Interest income on the private-label MBS that were purchased at a discount to face value is recognized based on each security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Significant increases in the amount or timing of undiscounted expected future cash flows are recognized prospectively as an adjustment to the accretable yield.

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$202,108	$326,330
Accretion of discount	(5,043)	(7,150)
Reclassifications, net	(9,182)	4,645
Sales	(12,585)	(12,892)
Ending balance	$175,298	$310,933

The Company did not acquire any available-for-sale, private-label MBS during the three months ended March 31, 2015 and 2014.

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Debt and Equity Securities (“ASC 320”), with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	March 31, 2015
	Amortized Cost/Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$25	$3	$—	$28
Private-label MBS	204,389	36,633	(5)	241,017
Total	$204,414	$36,636	$(5)	$241,045

(1)	The amortized cost of MBS includes unamortized net discounts of $116,839 at March 31, 2015.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 2. Financial Instruments:  – (continued)

	December 31, 2014
	Amortized Cost/Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Agency-backed MBS	$36	$4	$—	$40
Private-label MBS	219,904	47,533	—	267,437
Total	$219,940	$47,537	$—	$267,477

(1)	The amortized cost of MBS includes unamortized net discounts of $133,333 at December 31, 2014.

The Company recorded no other-than-temporary impairment charges on available-for-sale MBS during the three months ended March 31, 2015 and 2014. The following table presents a summary of cumulative other-than-temporary impairment charges recognized on the available-for-sale MBS held as of the dates indicated:

	Three Months Ended March 31,
	2015	2014
Cumulative other-than-temporary impairment, beginning balance	$18,903	$23,663
Decreases related to other-than-temporary impairments on sold securities	—	(2,636)
Cumulative other-than-temporary impairment, ending balance	$18,903	$21,027

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Agency-Backed MBS	Private-Label MBS	Agency-Backed MBS	Private-Label MBS
Proceeds from sales	$130,666	$20,859	$—	$15,733
Gross gains	399	3,348	—	4,669
Gross losses	8	—	—	—

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	March 31, 2015	December 31, 2014
Interest-only MBS	$207	$212
Non-public equity securities	975	975
Investment funds	637	650
Total other investments	$1,819	$1,837

Note 3. Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized by MBS and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Under the repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. The counterparty

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 3. Borrowings:  – (continued)

to the repurchase agreements may require that the Company pledge additional securities or cash as additional collateral to secure borrowings when the value of the collateral declines.

As of March 31, 2015 and December 31, 2014, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Pledged with agency-backed MBS:
Repurchase agreements outstanding	$3,308,802	$3,137,586
Agency-backed MBS collateral, at fair value	3,495,969	3,300,383
Net amount(1)	187,167	162,797
Weighted-average rate	0.36%	0.38%
Weighted-average term to maturity	14.0 days	14.0 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$62,888	$42,189
Private-label MBS collateral, at fair value	106,403	75,642
Net amount(1)	43,515	33,453
Weighted-average rate	2.03%	1.98%
Weighted-average term to maturity	21.4 days	21.8 days
Total MBS:
Repurchase agreements outstanding	$3,371,690	$3,179,775
MBS collateral, at fair value	3,602,372	3,376,025
Net amount(1)	230,682	196,250
Weighted-average rate	0.39%	0.40%
Weighted-average term to maturity	14.1 days	14.1 days

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Weighted-average outstanding balance during the three months ended	$3,219,172	$1,680,941
Weighted-average rate during the three months ended	0.38%	0.41%

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 3. Borrowings:  – (continued)

Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company had $75,300 and $40,000, respectively, of outstanding long-term debentures. On March 18, 2015, the Company completed a public offering of $35,300 of its 6.75% Senior Notes due in 2025 and received net proceeds of $34,063 after payment of underwriting discounts and commissions and expenses. These Senior Notes will mature on March 15, 2025, and may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after March 15, 2018, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on these Senior Notes are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2015. The indenture governing these Senior Notes contains certain covenants, including limitations on the Company’s ability to merge or consolidate with other entities or sell or otherwise dispose of all or substantially all of the Company’s assets. The Senior Notes due 2025 and the Senior Notes due 2023 are publicly traded on the New York Stock Exchange under the ticker symbol “AIC” and “AIW”, respectively.

The Company’s long-term debentures consisted of the following as of the dates indicated:

	March 31, 2015			December 31, 2014
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR + 2.25 – 3.00%	6.625%	LIBOR + 2.25 – 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.00%	6.625%	2.98%
Maturity	March 15, 2025	May 1, 2023	2033 – 2035	May 1, 2023	2033 – 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 – 2010	May 1, 2016	2008 – 2010

Note 4. Derivative Financial Instruments and Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments in accordance with ASC 815. These instruments may include Eurodollar futures, interest rate swap futures, U.S. Treasury futures contracts, interest rate swaps, put options and certain commitments to purchase and sell MBS. The exchange traded derivatives such as Eurodollar futures and swap futures are cash settled on a daily basis. The Company may be required to pledge collateral for margin requirements with third-party custodians in connection with certain derivative transactions. These transactions are not under master netting agreements. In addition, certain features of the securitization structures of the Company’s private-label MBS are considered derivatives under ASC 815. The Company determined that these embedded derivatives have de minimis value, if any.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 4. Derivative Financial Instruments and Hedging Activities:  – (continued)

During the three months ended March 31, 2015 and 2014, the Company entered into various financial contracts to hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as hedges under ASC 815. The changes in fair value on these derivatives are recorded to net investment gain or loss in the statement of comprehensive income. For the three months ended March 31, 2015 and 2014, the Company recorded net losses of $76,119 and $23,480, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar futures:
Derivative assets	$—	$—	$2,445,000	$751
Derivative liabilities	42,725,000	(112,816)	38,645,000	(76,848)
Total Eurodollar futures(1)	42,725,000	(112,816)	41,090,000	(76,097)
10-year swap futures:
Derivative assets	—	—	—	—
Derivative liabilities	845,000	(62,079)	1,145,000	(47,460)
Total 10-year swap futures(2)	845,000	(62,079)	1,145,000	(47,460)
10-year U.S. Treasury note futures(3)	50,000	(211)	—	—
Commitment to purchase MBS(4)	217,544	1,508	200,000	516
Commitment to sell MBS(5)	100,000	(687)	—	—

(1)	The $42,725,000 total notional amount of Eurodollar futures contracts as of March 31, 2015 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between 2015 and 2019. The maximum notional outstanding for any future quarterly period did not exceed $2,525,000 as of March 31, 2015 and $2,325,000 as of December 31, 2014. As of March 31, 2015, the Company maintained $136,051 as a deposit and margin against the open Eurodollar futures contracts.
(2)	The $845,000 represents the total notional amount of 10-year swap futures as of March 31, 2015, of which $480,000 of notional amount matures in June 2015 and $365,000 in notional amount matures in March 2024. As of March 31, 2015, the Company maintained $76,100 as a deposit and margin against the open 10-year swap futures contracts.
(3)	The $50,000 total notional amount of 10-year Treasury note futures as of March 31, 2015 represents the accumulation of 10-year Treasury note futures that mature in June 2015. As of March 31, 2015, the Company maintained $886 as a deposit and margin against the open 10-year Treasury note futures.
(4)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate MBS securities.
(5)	The total notional amount of commitment to sell MBS represents forward commitments to sell fixed-rate MBS securities.

Note 5. Income Taxes:

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s consolidated subsidiary, Rosslyn REIT Trust (“Rosslyn REIT”), operates to qualify as a real estate investment trust (“REIT”) under the Code. The investments of Rosslyn REIT primarily consist of a portion of the Company’s private-label MBS portfolio. Arlington Asset owns all of the common shares of Rosslyn REIT and all of the preferred shares are owned by outside

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 5. Income Taxes:  – (continued)

investors. Rosslyn REIT periodically distributes all of its income to its shareholders. The Company’s agency-backed MBS and remaining private label MBS investment portfolios are primarily held by Arlington Asset.

The Company currently has net operating loss (“NOL”) and net capital loss (“NCL”) carry-forwards that can be applied against the Company’s current taxable ordinary income and net capital gains.

As of March 31, 2015 and December 31, 2014, the Company had a net deferred tax asset of $113,276 and $122,365, respectively, net of a valuation allowance on NCL carry-forwards of $51,406 and $26,027, respectively. The Company continues to provide a valuation allowance against the portion of NCL carry-forwards for which the Company believes is more likely than not that the benefits will not be realized prior to expiration. The Company’s NCL carry-forwards expire in 2019, and any net capital loss generated in the current year will expire in 2020. During the three months ended March 31, 2015, the Company recorded an increase to its valuation allowance of $25,379 primarily due to realized and unrealized net capital losses generated during the period from certain of its derivative hedge instruments. The Company will continue to assess the need for a valuation allowance at each reporting date.

As of March 31, 2015, the Company has assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and state and local taxing jurisdictions where the Company has significant business operations. As of March 31, 2015, there are no on-going examinations.

Note 6. Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss applicable to common stock by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as unvested shares of restricted stock and performance share units. The following tables present the computations of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2015		2014
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding
Common stock	22,973	22,973	16,808	16,808
Performance share units and unvested restricted stock	—	—	—	273
Weighted-average common and common equivalent shares outstanding	22,973	22,973	16,808	17,081
Net (loss) income applicable to common stock	$(42,185)	$(42,185)	$7,033	$7,033
Net (loss) income per common share	$(1.84)	$(1.84)	$0.42	$0.41

The diluted earnings per share for the three months ended March 31, 2015 did not include the antidilutive effect of 123,242 unvested shares of restricted stock and performance share units.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 7. Equity:

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.875	March 10	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 18	December 31	January 30, 2015
September 30	0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

Note 8. Recent Accounting Pronouncements:

On April 7, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company is currently evaluating the impact of ASU 2015-03.

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying variable interest entity guidance. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-02.

On January 9, 2015, the FASB issued ASU No. 2015-01, Extraordinary and Unusual Items (Subtopic 225-20) — Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates from U.S. GAAP the concept of extraordinary items. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2015-01 will have a material impact on its consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. The Company is currently evaluating the impact of ASU 2014-09.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 8. Recent Accounting Pronouncements:  – (continued)

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on December 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU 2014-15.

Note 9. Revisions to Previously Reported Financial Statements:

The Company concluded that the previously reported tax effect of the components of other comprehensive income (loss) was incorrect for the three months ended March 31, 2014. Although the error did not have an impact on the previously reported total other comprehensive income (loss), it did have an impact on the previously reported components of other comprehensive income (loss). Although the impact of this change was not material to the consolidated financial statements for the three months ended March 31, 2014, the Company has revised its previously reported consolidated financial statements for the three months ended March 31, 2014. The following table sets forth the affected line items within the Company’s previously reported consolidated financial statements for the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
	As Previously Reported	Revision	As Revised
Other comprehensive income (loss), net of taxes:
Unrealized gains for the period on available-for-sale securities	$2,215	$(1,241)	$974
Reclassification:
Included in investment loss, net, in the statement of comprehensive income related to sales of available-for-sale securities	(4,319)	1,241	(3,078)
Total other comprehensive loss	$(2,104)	$—	$(2,104)

During the preparation of the consolidated financial statements as of March 31, 2015, the Company concluded that the previously reported income tax provision (benefit) and the related income tax effect on other comprehensive income (loss) was incorrect for the fiscal years ended December 31, 2012 and 2013 with no impact on previously reported total comprehensive income. As a result of these errors, the Company also concluded that the previously reported accumulated other comprehensive income and accumulated deficit was incorrect as of the three fiscal years ended December 31, 2014 for the cumulative impact of the errors, however, with no impact on previously reported total equity. Although the impact of these changes were not material to the consolidated financial statements for the three fiscal years ended December 31, 2014, the Company has revised its previously reported accumulated other comprehensive income and accumulated deficit as of December 31, 2014 and 2013 to reflect the cumulative impact of the errors. The following tables set forth the affected line items within the Company’s previously reported consolidated balance sheets as of December 31, 2014 and 2013.

	As of December 31, 2014
	As Previously Reported	Revision	As Revised
Accumulated other comprehensive income, net of taxes	$42,793	$(6,921)	$35,872
Accumulated deficit	$(1,298,018)	$6,921	$(1,291,097)

	As of December 31, 2013
	As Previously Reported	Revision	As Revised
Accumulated other comprehensive income, net of taxes	$53,190	$(6,921)	$46,269
Accumulated deficit	$(1,228,926)	$6,921	$(1,222,005)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (“Arlington Asset”) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Statements” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

Our Company

We are a principal investment firm that currently acquires and holds primarily mortgage-related assets. We acquire residential mortgage-backed securities (“MBS”), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (“agency-backed MBS”). We also acquire MBS issued by private organizations (“private-label MBS”), subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). In the future, we may acquire and hold other types of assets, including commercial MBS, asset backed securities, other structured securities, commercial mortgage loans, commercial loans, residential mortgage loans, and other real estate-related loans and securities. In addition, we also may pursue other business activities that will utilize our experience in analyzing investment opportunities and applying similar portfolio management skills. We are a Virginia corporation and taxed as a C corporation for U.S. federal tax purposes. We operate in the United States.

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

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including, but not limited to, making it more difficult for us to analyze our investment portfolio, reducing the market value of our MBS and hedge portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been evaluating, and will continue to evaluate, the potential impact of recent government actions, affecting the market price and availability of MBS, related derivative securities, and interest rates. For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Our MBS portfolio is affected by general U.S. residential real estate market conditions and the overall U.S. economic environment. In particular, our MBS strategy and the performance of our MBS portfolio is influenced by the specific characteristics of these markets, including prepayment rates, credit losses, interest rates and the interest rate yield curve. Our results of operations primarily depend on, among other things, the level of our interest income, the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings and the cost and impact of our hedging transactions. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow, which is generally based on the fair value of the MBS portfolio and the advance rate at which the lenders are willing to lend against the collateral provided. We have entered into various hedging transactions to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the value of our MBS portfolio. The market value of these hedging instruments is expected to fluctuate inversely relative to the value of the agency-backed MBS portfolio and decrease in value during periods of declining interest rates and/or widening mortgage spreads. Conversely, during periods of increasing rates and/or tightening mortgage spreads, these instruments are expected to increase in value. However, the degree of correlation between price movements of our hedging instruments and price movements of our MBS portfolio may vary. While our hedging instruments are designed to protect our agency-backed MBS portfolio from interest rate risk, they are not generally designed to protect our net book value from spread risk, which is the risk of an increase of the market spread between the yield on our agency-backed MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.

The payment of principal and interest on the agency-backed MBS that we acquire and hold is guaranteed by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). The payment of principal and interest on agency-backed MBS issued by Freddie Mac or Fannie Mae is not guaranteed by the U.S. government. Any failure to honor its guarantee of agency-backed MBS by Freddie Mac or Fannie Mae or any downgrade of securities issued by Freddie Mac or Fannie Mae by the rating agencies could cause a significant decline in the value of and cash flow from any agency-backed MBS we own that are guaranteed by such entity.

Current Market Conditions and Trends

Agency-backed MBS prices ended the first quarter of 2015 slightly higher than the fourth quarter of 2014, while interest rates ended the first quarter of 2015 below rates prevailing at the end of the fourth quarter of 2014. However, interest rates were volatile during the first quarter of 2015, with 50 basis point swings within a few days occurring on three occasions during the quarter. We believe that this volatility was primarily caused by alternating optimism and pessimism on the economic prospects of the U.S., Europe and Asia throughout the quarter. Growth in payrolls appears to be steady, but wage growth remains low and commodity prices remain deflated. We believe that global economic growth, including that of the U.S., may continue to be sluggish in the second quarter of 2015. We also believe that low inflation, slow economic growth and the increasingly accommodative stance taken by global economic regulators should preclude a material steepening in the yield curve and an aggressive pace of interest rate tightening by the Federal Reserve.

The Federal Reserve continues to provide indications that it may begin to raise interest rates in the second or third quarter of 2015. However, with inflation risks low and mixed signals in employment, many participants in the bond market anticipate that any increase in interest rates by the Federal Reserve will likely be at a slow pace and, ultimately, interest rates may not reach those prevailing before the 2008 – 2009 financial crisis. The European Central Bank announced in January 2015 an aggressive bond buying program to stimulate the European Zone economy. This program is expected to continue through September 2016, which is expected to keep European rates low for several quarters. Global economic conditions make it difficult to predict when and by how much the Federal Reserve will raise rates.

With the Federal Reserve signaling that it may raise rates in 2015, the prospect for higher funding costs is evident, which would in the longer-term lead to interest rate spread narrowing and lower yields on existing agency-backed MBS. However, during the first quarter of 2015, the spread between agency-backed MBS and interest rate swaps widened.

Home sales and new single-family home construction remain slow due to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a shortage of mortgage origination, resulting in low agency-backed MBS issuance. The Federal Reserve’s purchases of agency-backed MBS through reinvesting principal and interest payments it receives on its agency-backed MBS portfolio have continued to dominate the agency-backed MBS markets, with purchases of approximately $20 – 33 billion per month. The Federal Reserve purchases contributed to strong agency-backed MBS demand and limited new investment opportunities to date in 2015. The Federal Reserve has not indicated when it will cease or reduce its agency-backed MBS purchases by reinvesting principal and interest payments. While the Federal Reserve is still purchasing approximately $20 – 33 billion per month of agency-backed MBS, overseas and money manager holdings of agency-backed MBS declined in 2014 and in the first quarter of 2015. Banks have less incentive to purchase Freddie Mac and Fannie Mae MBS because under the Basel III liquidity coverage ratio rules they receive lower quality liquid asset credit for these on their balance sheet than for cash, U.S. Treasuries and MBS issued by the Government National Mortgage Association (“Ginnie Mae”).

To date in 2015, there has been volatility in the agency-backed MBS and U.S. Treasuries markets. With the Federal Reserve ostensibly tying the start of interest rate increases to evidence of further improvement in the economy, data releases remain materially influential events. We believe that data dependency and analysis of the Federal Reserve will continue to drive the direction and volatility of U.S. rates, with the uncertainty that this creates further enhancing volatility in the interest rate and fixed income markets.

Given the low inflation projections, we believe that the U.S. government’s monetary policy will likely be dependent on actual growth in employment rather than inflation concerns. It is important to note that over the past several years, actual employment growth has been consistently below the Federal Reserve’s projections. While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued low interest rate environment and actions by the Federal Reserve. We believe the general business environment will continue to be challenging in 2015 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, the overall market value of U.S. equities and liquidity in the financial system. Depending on recent market developments and movements, we may seek to re-align our strategy and our portfolio. We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and other types of assets and seek the highest risk-adjusted returns for our capital.

We believe the limited liquidity and volatility in the credit markets will continue while the markets seek to determine the right equilibrium levels for benchmark interest rates as the Federal Reserve stimulus leaves the market place.

Recent Government Activity

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD) and James A. Himes (D-CT), each of whom is a member of the House Financial Services Committee. The bill is called The Partnership to Strengthen Homeownership Act, and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee. The bill is intended to “protect the fixed-rate 30-year mortgage” and shield American taxpayers from future bailouts by reforming the housing finance system and relying on the private sector’s willingness to price risk with the federal government’s ability to provide capacity. Under the proposed insurance program, all government guaranteed single-family and multi-family mortgage-backed securities would be supported by a minimum of 5% private sector capital, which would stand in a first loss position. The remaining 95% of the risk would be shared between Ginnie Mae and a private reinsurer on a pari passu basis.

Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses will be spun out as separate entities. Ginnie Mae would be required to create and implement a workable multifamily guarantee that utilizes private sector pricing consistent with the single family model. The GSEs’ current multifamily businesses would continue to function within the new multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer. We expect debate and discussion on residential housing and mortgage reform to continue in 2015; however, we cannot be certain if H.R. 1491, or any housing- and/or mortgage-related bill, will emerge from committee, or be approved by Congress, and if so, what the effect will be.

Executive Summary

During the first quarter of 2015, the Company’s financial results were significantly impacted by the volatility demonstrated in interest rates as well as the widening of mortgage spreads. The Company’s hedge design and structure is intended to mitigate the change in value of its assets due to changes in interest rates. Other factors, such as the steepness or flatness of the yield curve, will potentially have an effect on the value of the Company’s hedges as compared to its assets. While our hedging instruments are designed to protect our agency-backed MBS portfolio from interest rate risk, they are not generally designed to protect our net book value from spread risk, which is the risk of an increase of the market spread between the yield on our agency-backed MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps. During the first quarter of 2015, lower forward interest rate expectations and increased market sensitivity to potential prepayment speed increases on agency-backed MBS gave rise to shortened durations and further spread widening between the yield on our agency-backed MBS and the cost of our related hedges, which resulted in net unrealized and realized losses in our hedged agency-backed MBS portfolio.

As of March 31, 2015, the Company maintained a hedge position equal to approximately 94% of its outstanding repurchasing agreement financing on its agency-backed MBS with an average duration of six years to mitigate adverse impacts to the portfolio as interest rates rise. During the first quarter of 2015, the Company did lower its exposure to long-term hedges by decreasing its long-term 10-year hedges to 27% of its total hedge portfolio as of March 31, 2015 compared to approximately 35% as of December 31, 2014. The 10-year U.S. Treasury rate decreased from 2.17% as of December 31, 2014 to 1.94% as of March 31, 2015 and experienced significant volatility within the quarter. This decline in interest rates had a meaningful negative impact on the value of the Company’s derivative hedging instruments during the first quarter of 2015.

Conversely, the Company’s fixed-rate agency-backed MBS experienced an increase in value during the first quarter of 2015 in part due to the decrease in interest rates. However, the increase in value of the Company’s fixed-rate agency-backed MBS was muted as mortgage spreads widened as a result of the negative convexity demonstrated by fixed-rate agency-backed MBS in a declining interest rate environment primarily attributable to expectations of rising prepayments. During the first quarter of 2015, the spread between Fannie Mae 30-year par priced securities and 5-year interest rate swaps widened by approximately 6 basis points.

As a result of these factors, the Company recorded net gains on its agency-backed MBS of $13.3 million and net losses on its related derivative hedging instruments of $76.1 million for a combined net loss of $62.8 million, or $2.73 per share, during the first quarter of 2015. This net change in values of the Company’s hedged agency-backed MBS portfolio was a key driver in the decline in the Company’s book value of $3.12 per share from $27.95 per share as of December 31, 2014 to $24.83 per share as of March 31, 2015.

The Company views its agency-backed MBS strategy over an investment cycle. As spreads widen and tighten, and as the curve may steepen or flatten, the Company seeks to invest available capital opportunistically while maintaining sufficient liquidity to stay in the agency-backed MBS investment over an extended period of time. The Company expects that this strategy will allow it to earn its targeted investment spread over the investment cycle but can result in fluctuations in its book value per share over certain market periods as demonstrated during the first quarter of 2015. As a result of the mark-to-market hedge values being lower at quarter end, the Company’s hedged funding costs on agency-backed MBS should be lower for a longer period. In this current environment of wider mortgage spreads and lower hedge funding costs, the Company believes that new investments in agency-backed MBS should produce attractive returns.

The Company constantly monitors its allocation of its available capital between agency-backed MBS and private-label MBS in an effort to maximize return to its shareholders. As of March 31, 2015, the Company’s available capital was allocated approximately 68% to agency-backed MBS and 32% to private label MBS compared to 61% to agency-backed MBS and 39% to private-label MBS as of December 31, 2014. The Company currently views the new investment opportunities in levered agency-backed MBS as favorable because mortgage spreads have widened and hedged funding cost has lowered. Although the Company continues to view the private-label MBS market as strong, it takes a conservative view of leveraging credit sensitive private-label MBS with short-term repurchase agreement financing. As a result, in this environment, the Company may continue to reallocate available capital to agency-backed MBS based on the risk adjusted return opportunities in levered agency-backed MBS compared to private-label MBS and may opportunistically sell select private-label MBS as they reach the Company’s price targets. During the first quarter of 2015, the Company sold private-label MBS for sale proceeds of $20.9 million realizing a gain of $3.3 million and reinvested the proceeds into new agency-backed MBS on a levered basis.

In the current low interest rate environment, extension and prepayment risks are renewed factors with fixed-rate agency-backed MBS. As of March 31, 2015, the Company’s agency-backed MBS portfolio is invested in fixed-rate 30-year MBS specifically selected for their prepayment protections. The three-month constant prepayment rate (“CPR”) on the Company’s agency-backed MBS was 8.18% as of March 31, 2015, which compared favorably to CPRs on the Fannie Mae 4.0% coupon universe of 16.98%.

On March 18, 2015, the Company completed a public offering of $35.3 million of 6.75% ten-year senior notes, receiving net proceeds of $34.1 million after payment of underwriting discounts and commissions and expenses. The net proceeds of the debt offering were invested primarily in agency-backed MBS on a levered basis. As of March 31, 2015, the Company’s debt to equity ratio was 6.0 to 1. Including the Company’s net purchased securities payable, the Company’s debt to equity ratio was 6.2 to 1 as of March 31, 2015.

The Company is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company currently has net operating loss (“NOL”) and net capital loss (“NCL”) carry-forwards that can be applied against the Company’s current taxable ordinary income and net capital gains. As of March 31, 2015, the Company had a net deferred tax asset of $113.3 million, net of a valuation allowance on a portion of its NCL carry-forwards of $51.4 million. In accordance with generally accepted accounting principles (“GAAP”), the Company continues to provide a valuation allowance against the portion of NCL carry-forwards for which the Company believes is more likely than not that the benefits will not be realized prior to expiration. During the three months ended March 31, 2015, the Company recorded an increase to its valuation allowance of $25.4 million, or $1.10 per share, largely due to realized and unrealized net capital losses generated during the period primarily from certain of its derivative hedge instruments. As a result of the valuation allowance recorded during the quarter, the Company’s book value per share as of March 31, 2015 generally did not experience any significant tax benefit from the net loss on its hedged agency-backed MBS portfolio during the quarter.

The Company declared a dividend of $0.875 per share for the first quarter of 2015. The dividend was paid on April 30, 2015 to shareholders of record as of March 31, 2015. This represented a 14.5% annualized dividend yield based on the Class A common stock closing price on the New York Stock Exchange of $24.06 on March 31, 2015.

Non-GAAP Core Operating Income

In addition to the financial results reported in accordance with GAAP, the Company calculated non-GAAP core operating income for the three months ended March 31, 2015 and 2014. In determining core operating income, the Company excludes certain legacy litigation expenses and adjusts net income determined in accordance with GAAP for the following non-cash and other items: (1) compensation costs associated with stock-based awards, (2) non-cash accretion of private-label MBS purchase discounts, (3) private-label MBS purchase discount accretion realized upon sale or repayment, (4) other-than-temporary impairment charges, (5) other-than-temporary impairment charges realized upon sale, (6) both realized and unrealized gains and losses on agency-backed MBS and all related hedge instruments, and (7) non-cash income tax provisions. During the first quarter of 2015, the Company has chosen to modify non-GAAP core operating income to better reflect the attributes of the business and total performance of its MBS portfolio. The Company now includes in core operating income in the period it sells a private-label MBS investment any other-than-temporary impairment charges on the investment previously recognized in prior periods. As a result, the Company has revised its previously reported core operating income for each quarterly interim period for 2014 and 2013 below to conform to the new revised presentation.

The Company’s portfolio strategy on its agency-backed MBS portfolio is to generate a net interest margin on the leveraged assets and hedge the market value of the assets, expecting that the fluctuations in the market value of the agency-backed MBS and related hedges should largely offset each other over time. As a result, the Company excludes both the realized and unrealized fluctuations in the gains and losses in the assets and hedges on its hedged, agency-backed MBS portfolio when assessing the underlying core operating income of the Company. However, the Company’s portfolio strategy on the Company’s private-label MBS portfolio is to generate a total cash return comprised of both interest income collected and the cash return realized when the private-label MBS are sold that equals the difference between the sale price and the discount to par paid at acquisition. Therefore, the Company excludes non-cash accretion of private-label MBS purchase discounts from non-GAAP core operating income, but includes realized cash gains or losses on its private-label MBS portfolio in core operating income to reflect the total cash return on those securities over their holding period.

This non-GAAP core operating income measurement is used by management to analyze and assess the Company’s operating results on its portfolio and assist with the determination of the appropriate level of dividends. The Company believes that this non-GAAP measurement assists investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our earnings capacity and trends. A limitation of utilizing this non-GAAP measure is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Therefore, the Company believes net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The Company’s non-GAAP core operating income increased to $34.5 million, or $1.50 per diluted share, for the three months ended March 31, 2015 compared to $17.5 million, or $1.02 per diluted share, for the three months ended March 31, 2014. The non-GAAP core operating income for the three months ended March 31, 2015 and 2014 was positively impacted by the sales of private-label MBS during the periods resulting in approximately $0.34 and $0.17 per diluted share, respectively, of non-GAAP core operating income from the sale of private-label MBS.

The following is a reconciliation of GAAP net income to non-GAAP core operating income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014 Revised	2014 As Previously Reported
GAAP net (loss) income	$(42,185)	$7,033	$7,033
Adjustments:
Legacy litigation expenses(a)	—	11	11
Non-cash income tax provision	12,132	4,203	4,203
Stock compensation	111	677	677
Non-cash interest income related to purchase discount accretion of private-label MBS	(2,696)	(3,317)	(3,317)
Purchase discount accretion of private-label MBS realized upon sale or repayment	4,445	874	874
Net realized and unrealized loss on trading MBS and hedge instruments	62,727	10,633	10,633
Other-than-temporary impairment charges realized upon sale	—	(2,636)	—
Other-than-temporary impairment charges	—	—	—
Non-GAAP core operating income	$34,534	$17,478	$20,114
Non-GAAP core operating income per diluted share	$1.50	$1.02	$1.18
Weighted average diluted shares outstanding	23,096	17,081	17,081

(a)	Legacy litigation expenses relate to legal matters pertaining to events related to business activities the Company completed or exited in or prior to 2009 — primarily debt extinguishment, sub-prime mortgage origination and securitization and broker/dealer operations.

The following is a reconciliation of previously reported non-GAAP core operating income and revised non-GAAP core operating income for each fiscal quarter during the years ended December 31, 2014 and 2013 to reflect the modified definition of non-GAAP core operating income that now includes any other-than-temporary impairment charge realized upon the sale of a private-label MBS investment as described above (in thousands):

	Previously Reported	Revision	Revised
Quarter ended March 31, 2014	$20,114	$(2,636)	$17,478
Quarter ended June 30, 2014	24,390	(1,390)	23,000
Quarter ended September 30, 2014	28,674	—	28,674
Quarter ended December 31, 2014	32,580	(1,154)	31,426
Quarter ended March 31, 2013	14,666	(1,375)	13,291
Quarter ended June 30, 2013	23,840	—	23,840
Quarter ended September 30, 2013	19,982	—	19,982
Quarter ended December 31, 2013	18,792	—	18,792

Portfolio Overview

The following table summarizes our principal investing portfolio at fair value as of March 31, 2015 (dollars in thousands):

	March 31, 2015	December 31, 2014
Agency-backed MBS	$3,687,764	$3,414,340
Private-label MBS	241,017	267,437
Interest-only MBS	207	212
	$3,928,988	$3,681,989

Our agency-backed MBS consisted of the following as of March 31, 2015 (dollars in thousands):

	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
30-year fixed rate:
4.0%	$3,190,304	$3,435,555	$107.69	4.00%	7.6
4.5%	229,318	252,181	109.97	4.50%	6.3
5.5%	25	28	112.78	5.50%	4.6
	$3,419,647	$3,687,764	107.84	4.03%	7.5

The three-month CPR for the Company’s agency-backed MBS was 8.18% as of March 31, 2015. As of March 31, 2015, the Company’s agency-backed MBS was comprised of securities specifically selected for their prepayment protections including approximately 49% in specified pools backed by lower loan balances, approximately 34% in specified pools of loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”), while the remainder includes specified pools of loans with low FICO scores or with other characteristics selected for the prepayment protection. As of March 31, 2015, we had $3.3 billion of outstanding repurchase agreement financing secured by $3.5 billion of agency-backed MBS with a weighted-average cost of funding of 0.36%. During the three months ended March 31, 2015, we sold agency-backed MBS with a face value of $122.0 million for total proceeds of $130.7 million, realizing $0.4 million in gains, or realized net losses of $0.7 million from the acquisition price.

Our private-label MBS consisted of the following as of March 31, 2015 (dollars in thousands):

	Face Amount	Unamortized Discount	Amortized Cost	Gross Unrealized
				Gains	Losses	Fair Value	Coupon	Yield
Re-Remic	$321,228	$(116,839)	$204,389	$36,633	$(5)	$241,017	2.72%	9.55%

Our private-label MBS are re-REMIC tranches in securitization trusts issued between 2005 and 2010. The re-REMIC securities represent interests in re-securitizations of senior MBS and pro-rata mezzanine securities. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Re-REMIC and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 0.2% credit enhancement on a weighted-average basis, which, in addition to our purchase discount, provides protection to our invested capital.

As of March 31, 2015, we had $62.9 million of outstanding repurchase agreement financing secured by $106.4 million of private-label MBS with a weighted-average cost of funding of 2.03%. During the three months ended March 31, 2015, we received proceeds of $20.9 million from the sale of our private-label MBS, realizing $3.3 million in gains. We did not record any OTTI charges during the three months ended March 31, 2015.

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency-backed MBS primarily through Eurodollar futures, interest rate swap futures, interest rate swaps, U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS. As of March 31, 2015, the primary derivative instruments used by the Company were Eurodollar futures and 10-year interest rate swap futures that trade on either the Chicago Board of Trade Exchange or the Eris Exchange.

Eurodollar futures represent forward starting three-month LIBOR contracts. The Company’s Eurodollar future contracts generally run consecutively on a quarterly basis through December 2019. As of March 31, 2015, the notional amounts of Eurodollar futures that will become effective for future periods are as follows (dollars in thousands):

	Notional Amount	Fair Value	Rate	Market Rate
Second quarter 2015	$2,405,000	$(5,295)	1.21%	0.33%
Third quarter 2015	2,405,000	(8,743)	1.93%	0.48%
Fourth quarter 2015	2,405,000	(8,937)	2.14%	0.66%
First quarter 2016	2,405,000	(8,290)	2.22%	0.84%
Second quarter 2016	2,405,000	(7,389)	2.26%	1.03%
Third quarter 2016	2,405,000	(5,016)	2.06%	1.22%
Fourth quarter 2016	2,405,000	(4,742)	2.19%	1.41%
First quarter 2017	2,405,000	(5,231)	2.42%	1.55%
Second quarter 2017	2,405,000	(5,683)	2.64%	1.69%
Third quarter 2017	2,405,000	(6,085)	2.82%	1.81%
Fourth quarter 2017	2,405,000	(6,490)	3.00%	1.93%
First quarter 2018	2,405,000	(6,908)	3.16%	2.01%
Second quarter 2018	2,405,000	(7,287)	3.31%	2.10%
Third quarter 2018	2,405,000	(7,438)	3.41%	2.17%
Fourth quarter 2018	2,405,000	(7,438)	3.48%	2.25%
First quarter 2019	2,525,000	(5,150)	3.12%	2.31%
Second quarter 2019	2,525,000	(5,273)	3.20%	2.37%
Third quarter 2019	1,400,000	(1,366)	2.82%	2.43%
Fourth quarter 2019	200,000	(55)	2.60%	2.49%
	$42,725,000	$(112,816)	2.63%	1.58%

The Company’s longer-duration hedge instruments consist primarily of 10-year interest rate swap futures. As of March 31, 2015, the notional amounts of 10-year interest rate swap futures are as follows (dollars in thousands):

	Notional Amount	Fair Value	Rate	Market Rate
June 2015	$480,000	$(15,130)	2.37%	2.08%
March 2024	365,000	(46,949)	3.15%	1.96%
	$845,000	$(62,079)	2.71%	2.02%

Results of Operations

Operating Income

Our operating income consists primarily of net interest income and net investment gains and losses on our hedged MBS portfolio. Net interest income consists of interest income on our MBS portfolio less interest expense on our short-term repurchase agreement financing and long-term debt. Interest income for the Company’s trading MBS is based on the contractual coupon. Purchase premiums or discounts, if any, on our trading MBS portfolio are accounted for under mark-to-market accounting and the changes in value are recorded in investment gain (loss), net.

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

Net investment gains and losses include net realized gains and losses and OTTI charges on our available-for-sale MBS portfolio, net realized and unrealized gains and losses on our trading MBS portfolio, and net realized and unrealized gains and losses on our derivative hedge portfolio.

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

Expenses

Compensation and benefits expense includes base salaries, annual incentive cash compensation and non-cash stock-based compensation. Salaries, payroll taxes and employee benefits are relatively fixed in nature. Annual incentive cash compensation is based on meeting estimated annual performance measures and discretionary components. Non-cash stock-based compensation includes expenses associated with all stock-based awards granted to employees, including the Company’s performance share units to named executive officers.

Professional services expense includes accounting, legal and consulting fees. Many of these expenses, such as legal fees, are to a large extent variable related to level of transactions, ongoing litigation and initiatives.

Insurance expense includes professional liability and property insurance. Occupancy and equipment expense includes rental costs for our facilities and depreciation and amortization of equipment and software. Board of director fees include annual cash and stock awards. Other operating expenses include communication expenses, business development costs, printing and copying, business licenses and taxes, offices supplies and other miscellaneous office expenses. These expenses are largely fixed in nature.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

We reported a net loss of $42.2 million for the three months ended March 31, 2015 compared to net income of $7.0 million for the three months ended March 31, 2014 which included the following results for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income	$36,964	$23,867
Interest expense	3,728	2,285
Net interest income	33,236	21,582
Other loss, net
Investment loss, net	(59,368)	(5,911)
Other loss	(3)	(3)
Total other loss, net	(59,371)	(5,914)
Other expenses	3,308	4,155
(Loss) income before income taxes	(29,443)	11,513
Income tax provision	12,742	4,480
Net (loss) income	$(42,185)	$7,033

Net Interest Income

Net interest income increased $11.7 million, or 54.0%, from $21.6 million for the three months ended March 31, 2014 to $33.2 million for the three months ended March 31, 2015. The increase is due primarily to a $12.3 million increase due to a change in volume (average balance) and a $0.6 million decrease due to a change in net rate on our principal investing activities as discussed below. The increase in the average balance of our agency-backed MBS is primarily the result of deploying our investable capital generated from the capital raised from our public equity offerings in 2014 and public debt offering in 2015 as well as reinvesting proceeds from the sale of private-label MBS into agency-backed MBS on a levered basis. See additional yield analysis below.

The components of net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$3,386,049	$31,914	3.77%	$1,772,465	$16,708	3.77%
Private-label MBS:
Senior securities	—	—	—	5,462	226	16.55%
Re-REMIC securities	211,233	5,043	9.55%	274,053	6,924	10.11%
Other investments	203	6	10.96%	304	8	10.41%
	$3,597,485	36,963	4.11%	$2,052,284	23,866	4.65%
Other(1)		1			1
		36,964			23,867
Repurchase agreements	$3,219,172	(3,080)	(0.38)%	$1,680,941	(1,734)	(0.41)%
Net interest income/spread		$33,884	3.73%		$22,133	4.24%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income from our MBS portfolio of $11.8 million from $22.1 million from the three months ended March 31, 2014 to $33.9 million for the three months ended March 31, 2015 is primarily due to the increase in our agency-backed MBS portfolio as discussed above. The decrease in yield in the overall MBS portfolio is primarily related to the decrease in the higher yielding unlevered private-label MBS portfolio from the prior period. Interest income from other investments represents interest on interest-only MBS.

The effects of changes in the composition of our investments on our net interest income from our principal investment activities are summarized below (dollars in thousands):

	Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
	Rate(1)	Volume(1)	Total Change
MBS:
Agency-backed MBS	$(3)	$15,209	$15,206
Private-label MBS:
Senior securities	(113)	(113)	(226)
Re-REMIC securities	(364)	(1,517)	(1,881)
Total private-label MBS	(477)	(1,630)	(2,107)
Total MBS	(480)	13,579	13,099
Other interest	—	(2)	(2)
Repurchase agreements	(104)	(1,242)	(1,346)
	$(584)	$12,335	$11,751

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense related to repurchase agreements increased $1.4 million, or 82.4%, to $3.1 million for the three months ended March 31, 2015 from $1.7 million for the three months ended March 31, 2014 due to the increase in the repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public equity offerings in 2014, public debt offering in 2015 and sales of private-label MBS into purchases of new agency-backed MBS. Interest expense unrelated to our principal investing activity relates to long-term debt. Interest expense related to long-term debt was $0.6 million for the three months ended March 31, 2015 and 2014.

Other Loss, Net

Total other loss, net, increased $53.5 million from a loss of $5.9 million for the three months ended March 31, 2014 to a loss of $59.4 million for the three months ended March 31, 2015 primarily due to an increase in net investment losses as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Realized gains on sale of available-for-sale investments, net	$3,348	$4,669
Gains on trading investments, net	13,291	12,760
Losses from derivative instruments, net	(76,119)	(23,480)
Other, net	112	140
Investment loss, net	$(59,368)	$(5,911)

The Company’s available-for-sale investments substantially consist of the Company’s private-label MBS. The realized gains on sale of available-for-sale investments, net, recognized for the three months ended March 31, 2015 and 2014 were primarily the result of $20.9 million and $15.7 million of proceeds received, respectively, from the sales of private-label MBS resulting in a realized gain of $3.3 million and $4.7 million, respectively.

We recorded no OTTI charges for the three months ended March 31, 2015 and 2014 on available-for-sale, private-label MBS. OTTI charges represent the difference between the carrying value and the net present value of expected future cash flows discounted using the current yield used for income recognition purposes, as compared to fair value which is discounted using the current expected market rate in accordance with GAAP for the securities acquired at a discount due to credit deterioration since origination.

The Company’s trading investments consist of agency-backed MBS. The gains on trading investments, net, recognized for the three months ended March 31, 2015 were primarily the result of net mark-to-market unrealized gain adjustments of $12.9 million and net gains of $0.4 million from sales of trading investments. During the three months ended March 31, 2015, the Company sold trading agency-backed MBS securities for total proceeds of $130.7 million that had $0.7 million in net cumulative losses from the acquisition price. The gains on trading investments, net, recognized for the three months ended March 31, 2014 were the result of net mark-to-market unrealized gain adjustments of $12.8 million. There were no sales of trading agency-backed investments for the three months ended March 31, 2014.

The Company’s derivative instruments consist primarily of Eurodollar futures, 10-year swap futures and 10-year U.S. Treasury note futures as well as commitments to purchase or sell agency-backed MBS. The losses from derivative instruments recognized for the three months ended March 31, 2015 were the result of net realized losses of $10.5 million and net unrealized mark-to-market loss adjustments of $65.6 million. The derivative instruments closed during the three months ended March 31, 2015 had $24.9 million in net cumulative losses from the acquisition price. The losses from derivative instruments recognized for the three months ended March 31, 2014 were the result of net realized losses of $6.6 million and net unrealized mark-to-market loss adjustments of $16.9 million. The derivative instruments closed during the three months ended March 31, 2014 had $6.6 million in net cumulative losses from the acquisition price. During periods of falling interest rates, the Company will generally experience losses on its derivative instruments and during periods of rising interest rates, the Company will generally experience gains on its derivative instruments. The loss from derivative instruments during the three months ended March 31, 2015 was due primarily to a decrease in interest rates during the period. The 10-year U.S. Treasury rate decreased from 2.17% as of December 31, 2014 to 1.94% as of March 31, 2015. The value of our hedging instruments is expected to fluctuate inversely relative to the change in value of the agency-backed MBS portfolio. However, the degree of correlation between price movements of our hedging instruments and price movements of our agency-backed MBS portfolio may vary. While our hedging instruments are designed to protect our agency-backed MBS portfolio from interest rate risk, they are not generally designed to protect our net book value from spread risk, which is the risk of an increase of the market spread between the yield on our agency-backed MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.

Other Expenses

Other expenses decreased by $0.9 million, or 20.4%, from $4.2 million for the three months ended March 31, 2014 to $3.3 million for the three months ended March 31, 2015, primarily due to a decrease in expenses for compensation and benefits and professional services. The decrease in compensation and benefits expenses is primarily a result of decreases in stock-based compensation. The decline in stock-based compensation from the prior period is attributable primarily to a decline in the performance measurements for certain of the Company’s performance share units granted to executive officers. The decrease in professional services expenses is due primarily to a decline in legal fees compared to the prior period.

Income Tax Provision

Total income tax provision increased from $4.5 million for the three months ended March 31, 2014 to $12.7 million for the three months ended March 31, 2015. The increase in income tax provision was due primarily to an increase in valuation allowance against the deferred tax assets from net capital losses generated during the three months ended March 31, 2015. For the three months ended March 31, 2015, the Company recorded an increase to the valuation allowance of $25.4 million. The net capital losses for the three months ended March 31, 2015 were attributable primarily to realized and unrealized losses on certain of the Company’s hedging instruments. The net deferred tax assets, which are partially offset by a valuation allowance, include net operating loss (“NOL”) and net capital loss (“NCL”) carry-forwards, which are available to offset the current and future taxable income.

Other Comprehensive Income

Other comprehensive income (loss) includes current unrealized gains (losses) for mark-to-market changes in the Company’s available-for-sale MBS portfolio as well as reclassifications related to reversal of prior period unrealized gains or losses upon realization for a sale or repayment of available-for-sale MBS. Other comprehensive loss was $7.9 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, other comprehensive loss included net unrealized mark-to-market losses of $7.2 million on the available-for-sale MBS portfolio, net of a tax benefit of $2.7 million, and $3.7 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $0.4 million. For the three months ended March 31, 2014, other comprehensive income included net unrealized mark-to-market gains of $1.6 million on the available-for-sale MBS portfolio, net of a tax provision of $0.6 million, and $4.5 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $1.4 million.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, meet margin calls on our repurchase agreement borrowings and hedging instruments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements), principal and interest payments on MBS and proceeds from sales of MBS. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities or other securities registered pursuant to our effective shelf registration statement filed with the SEC.

To gain additional flexibility in accessing capital markets for, among other things, the acquisition of MBS and other assets, the repayment of outstanding indebtedness, the pursuit of growth initiatives that may include acquisitions, working capital, and for liquidity needs, we filed a shelf registration statement on Form S-3 (File No. 333-193478) with the SEC (the “2014 Shelf Registration”) that was declared effective by the SEC on February 5, 2014. The 2014 Shelf Registration statement permits us to issue and publicly distribute various types of securities, including Class A common stock, preferred stock, debt securities, warrants and units, or any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750.0 million.

Pursuant to our 2014 Shelf Registration, the Company completed a public offering on March 18, 2015 of $35,300 of its 6.75% Senior Notes due in 2025 and received net proceeds of $34,063 after payment of underwriting discounts and commissions and expenses. These Senior Notes will mature on March 15, 2025, and may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after March 15, 2018, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. The interest payments on these Senior Notes are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2015. The indenture governing these Senior Notes contains certain covenants, including limitations on the Company’s ability to merge or consolidate with other entities or sell or otherwise dispose of all or substantially all of the Company’s assets. These Senior Notes are publicly traded on the New York Stock Exchange under the ticker symbol “AIC”.

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

Potential future sources of liquidity for us include existing cash balances, borrowing capacity through margin accounts and repurchase agreements, cash flows from operations, principal repayments and sales of MBS, and future issuances of common stock, preferred stock, debt securities or other securities registered pursuant to our shelf registration statement. Funding for agency-backed MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties, and we believe there is additional capacity to finance our private-label MBS through repurchase agreement financing.

Cash Flows

As of March 31, 2015, our cash and cash equivalents totaled $15.3 million, representing a net decrease of $18.5 million from $33.8 million as of December 31, 2014. The cash provided by operating activities of $22.2 million during the three months ended March 31, 2015 was attributable primarily to net interest income less our expenses. The cash used in investing activities of $246.6 million during the three months ended March 31, 2015 relates primarily to purchases of agency-backed MBS and funding of deposits for margin calls on the Company’s Eurodollar and 10-year swap future contracts, partially offset by sales of agency-backed and private-label MBS and the principal payments received on agency-backed MBS. The cash provided by financing activities of $205.9 million during the three months ended March 31, 2015 relates primarily to net proceeds from repurchase agreements used to finance a portion of the MBS portfolio and from proceeds from a completed public offering of debt securities, partially offset by dividend payments on common stock.

Sources of Funding

We believe that our existing cash balances, net investments in MBS, cash flows from operations, borrowing capacity and other sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. However, we may be required to sell our assets in such instances at depressed prices.

As of March 31, 2015, liquid assets consisted primarily of cash and cash equivalents of $15.3 million and net investments in MBS of $487.8 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS. The $487.8 million net investment in MBS includes $134.6 million of unpledged private-label MBS.

As of March 31, 2015, our liabilities totaled $3.8 billion. In addition to other payables and accrued expenses, our liabilities consisted of repurchase agreements and long-term debt. As of March 31, 2015, our debt-to-equity leverage ratio was 6.0 to 1. As of March 31, 2015, we had $75.3 million of total long-term debt. Our trust preferred debt with a principal amount of $15.0 million outstanding as of March 31, 2015 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of March 31, 2015 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of March 31, 2015 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency-backed MBS. As of March 31, 2015, the outstanding balance of repurchase agreements secured by agency-backed MBS was $3.3 billion with a weighted-average interest rate under these agreements of 0.36% and weighted average term to maturity of 14.0 days. As of March 31, 2015, the outstanding balance of repurchase agreements secured by private-label MBS was $62.9 million with a weighted-average interest rate under these agreements of 2.03% and weighted average term to maturity of 21.4 days. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event, the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the dates and periods indicated (dollars in thousands):

	March 31, 2015	December 31, 2014
Outstanding balance	$3,371,690	$3,179,775
Weighted-average rate	0.39%	0.40%
Weighted-average term to maturity	14.1 days	14.1 days
Maximum amount outstanding at any month-end during the period	$3,371,690	$3,183,811

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments including Eurodollar futures, swap futures, U.S. Treasury futures contracts, interest rate swaps, put options and certain commitments to purchase and sell MBS. The exchange traded derivatives such as Eurodollar futures and swap futures are cash settled on a daily basis. The Company may be required to pledge collateral for margin requirements with third-party custodians in connection with certain derivative transactions. These transactions are not under master netting agreements. To date, we have not had any margin calls on our derivative agreements that we were not able to satisfy. However, if we encounter further decreases in long-term interest rates, margin calls on our derivative agreements could result in a material adverse change in our liquidity position. As of March 31, 2015, the Company had outstanding exchange traded Eurodollar futures, 10-year swap futures and 10-year U.S. Treasury note futures in the following notional amounts, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	March 31, 2015
	Notional Amount	Net Fair Value	Collateral Deposit
Eurodollar futures	$42,725,000	$(112,816)	$136,051
10-year swap futures	845,000	(62,079)	76,100
10-year U.S. Treasury note futures	50,000	(211)	886

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.875	March 10	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 18	December 31	January 30, 2015
September 30	0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2015 and December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We monitor market and business risk, including credit, interest rate, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and assets are exposed. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our risk management strategies.

We are exposed to the following market risks as a result of our investments in MBS.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended March 31, 2015:

Total Private-Label Securities
Yield (% of amortized cost)	9.6%
Average cost (% of face value)	53.6%
Weighted-average coupon	2.7%
Delinquencies greater than 60 plus days	13.9%
Credit enhancement	0.2%
Severity (three months average)	42.3%
Constant prepayment rate (three months average)	10.5%

Key credit and prepayment measures in our private-label MBS portfolio had no significant changes during the three months ended March 31, 2015 as compared to the prior quarter. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 13.9% at March 31, 2015 from 14.9% at December 31, 2014 and trailing three month average loss severities on liquidated loans increased to 42.3% at March 31, 2015 from 40.9% at December 31, 2014. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit default rates, loss severity rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value per share as of March 31, 2015. The changes in rates are assumed to occur instantaneously. The table below is based on a change in either the credit default rates or loss severity rates in isolation. However, a change in one valuation assumption may be accompanied by a directionally opposite change in another valuation assumption. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	March 31, 2015
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS, private-label	$241,017	$237,949	(1.27)%	$244,173	1.31%	$237,050	(1.65)%	$244,984	1.65%
MBS, agency	3,687,764	3,687,764	—	3,687,764	—	3,687,764	—	3,687,764	—
Other	437,836	437,836	—	437,836	—	437,836	—	437,836	—
Total assets	$4,366,617	$4,363,549	(0.07)%	$4,369,773	0.07%	$4,362,650	(0.09)%	$4,370,584	0.09%
Liabilities	$3,796,084	$3,796,084	—	$3,796,084	—	$3,796,084	—	$3,796,084	—
Equity	570,533	567,465	(0.54)%	573,689	0.55%	566,566	(0.70)%	574,500	0.70%
Total liabilities and equity	$4,366,617	$4,363,549	(0.07)%	$4,369,773	0.07%	$4,362,650	(0.09)%	$4,370,584	0.09%
Book value per share	$24.83	$24.70	(0.54)%	$24.97	0.55%	$24.66	(0.70)%	$25.01	0.70%

Interest Rate Risk

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations primarily through the use of Eurodollar futures, U.S. Treasury note futures, and swap futures with the counterparties to these derivative agreements consisting of various exchanges. We assess and monitor the counterparties’ non-performance risk and credit risk on a regular basis.

Our primary risk is related to changes in both short- and long-term interest rates, which affect us in several ways. As interest rates increase, the market value of the MBS may be expected to decline, prepayment rates may be expected to go down, and duration may be expected to extend. An increase in interest rates is beneficial to the market value of our derivative instruments. For example, for interest rate swap futures, the cash flows from receiving the floating rate portion increase and the fixed-rate paid remains the same under this scenario. If interest rates decline, the reverse is true for MBS, paying fixed and receiving floating interest rate swaps, interest rate caps, and Eurodollar, interest rate swap futures and U.S. Treasury note futures.

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

Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 4.37 in a rising interest rate environment and 2.38 in a declining interest rate environment.

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

	March 31, 2015
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$3,928,781	$3,757,016	(4.37)%	$4,022,265	2.38%
Derivative asset	1,508	(9,304)	(716.98)%	5,564	268.97%
Other	436,328	436,328	—	436,328	—
Total assets	$4,366,617	$4,184,040	(4.18)%	$4,464,157	2.23%
Liabilities
Repurchase agreements	$3,371,690	$3,371,690	—	$3,371,690	—
Derivative liability	175,793	(18,607)	(110.58)%	367,039	108.79%
Other	248,601	248,601	—	248,601	—
Total liabilities	3,796,084	3,601,684	(5.12)%	3,987,330	5.04%
Equity	570,533	582,356	2.07%	476,827	(16.42)%
Total liabilities and equity	$4,366,617	$4,184,040	(4.18)%	$4,464,157	2.23%
Book value per share	$24.83	$25.35	2.07%	$20.76	(16.42)%

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates, including the timing of increases in the Federal Funds rate by the Federal Reserve;
•	current conditions and further adverse developments in the residential mortgage market and the overall economy;
•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) and the U.S. Federal Reserve, for investments in agency-backed MBS, as well as the timing of the termination by the U.S. Federal Reserve of its purchases of agency-backed MBS;
•	the federal conservatorship of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;
•	mortgage loan prepayment activity, modification programs and future legislative action;

•	changes in, and success of, our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;
•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to successfully expand our business into areas other than investing in MBS; and
•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Item 1A — Risk Factors”.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer, J. Rock Tonkel, Jr., and our Chief Financial Officer, Richard E. Konzmann, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
4.01	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.02	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.03	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (333-171537).
4.04	Form of Senior Note (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (133-171537).
4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2009).
4.08	Second Supplemental Indenture, dated as of March 18, 2015, between the Registrant, Wells Fargo Bank, National Association, as Trustee and The Bank of New York Mellon, as Series Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-A filed on March 18, 2015).
4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on March 17, 2015).
10.01	Underwriting Agreement, dated as of March 11, 2015, between the Registrant and RBC Capital Markets, LLC, as representative of the several underwriters named therein (incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2015).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2015 and the Year Ended December 31, 2014; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

By:	/s/ RICHARD E. KONZMANN Richard E. Konzmann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 6, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
4.01	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.02	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.03	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (333-171537).
4.04	Form of Senior Note (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (133-171537).
4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2009).
4.08	Second Supplemental Indenture, dated as of March 18, 2015, between the Registrant, Wells Fargo Bank, National Association, as Trustee and The Bank of New York Mellon, as Series Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-A filed on March 18, 2015).
4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on March 17, 2015).
10.01	Underwriting Agreement, dated as of March 11, 2015, between the Registrant and RBC Capital Markets, LLC, as representative of the several underwriters named therein (incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2015).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2015 and the Year Ended December 31, 2014; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014.