Form 10-Q
period 2015-06-30
Arlington Asset Investment Corp.
filed 2015-07-31
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2015:

Title	Outstanding
Class A Common Stock	22,856,901 shares
Class B Common Stock	104,716 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$20,840	$33,832
Interest receivable	12,273	10,701
Sold securities receivable	51,690	—
Mortgage-backed securities, at fair value
Private-label	152,162	267,437
Agency-backed	4,154,387	3,414,340
Other investments	1,749	1,837
Derivative assets, at fair value	2,144	1,267
Deferred tax assets, net	113,121	122,365
Deposits	183,806	160,427
Other assets	2,498	2,283
Total assets	$4,694,670	$4,014,489
LIABILITIES AND EQUITY
Liabilities:
Repurchase agreements	$3,631,772	$3,179,775
Interest payable	1,267	1,106
Accrued compensation and benefits	2,989	6,067
Dividend payable	21,089	20,195
Derivative liabilities, at fair value	144,936	124,308
Purchased securities payable	271,035	—
Other liabilities	894	1,006
Long-term debt	75,300	40,000
Total liabilities	4,149,282	3,372,457
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 22,856,901 and 22,860,922 shares issued and outstanding, respectively	229	229
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 104,716 and 105,869 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,898,217	1,897,027
Accumulated other comprehensive income, net of taxes of $4,418 and $11,666, respectively	14,907	35,872
Accumulated deficit	(1,367,966)	(1,291,097)
Total equity	545,388	642,032
Total liabilities and equity	$4,694,670	$4,014,489

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$38,690	$30,063	$75,654	$53,930
Interest expense
Interest on short-term debt	3,395	2,124	6,475	3,858
Interest on long-term debt	1,180	552	1,828	1,103
Total interest expense	4,575	2,676	8,303	4,961
Net interest income	34,115	27,387	67,351	48,969
Investment (loss) gain, net	(18,036)	7,906	(77,407)	1,992
Operating income (loss) before other expenses	16,079	35,293	(10,056)	50,961

Other expenses
Compensation and benefits	2,669	3,185	5,081	6,146
Professional services	321	395	451	911
Insurance	105	105	210	210
Occupancy and equipment	124	120	240	219
Board of director fees	304	264	542	495
Other operating expenses	308	311	615	554
Total other expenses	3,831	4,380	7,139	8,535
Income (loss) before income taxes	12,248	30,913	(17,195)	42,426
Income tax provision	5,647	12,074	18,389	16,554
Net income (loss)	$6,601	$18,839	$(35,584)	$25,872

Basic earnings (loss) per share	$0.29	$0.95	$(1.55)	$1.42
Diluted earnings (loss) per share	$0.29	$0.94	$(1.55)	$1.39
Weighted-average shares outstanding (in thousands)
Basic	22,979	19,740	22,976	18,282
Diluted	23,098	20,060	22,976	18,579

Other comprehensive (loss) income, net of taxes
Unrealized gains (losses) for the period on available-for-sale securities (net of taxes of $108, $957, $(1,407), and $1,630, respectively)	$169	$1,504	$(2,521)	$2,561
Reclassification
Included in investment gains (loss), net, in the statement of comprehensive income related to sales of available-for-sale securities (net of taxes of $(4,312), $(1,752), $(5,841), and $(3,183), respectively)	(13,279)	(2,791)	(18,444)	(5,952)
Included in investment gain (loss), net, in the statement of comprehensive income related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $-0-, $31, $-0-, and $31, respectively)	—	49	—	49
Comprehensive (loss) income	$(6,509)	$17,601	$(56,549)	$22,530

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2013	16,047,965	$160	554,055	$6	$1,727,398	$46,269	$(1,222,005)	$551,828
Net income	—	—	—	—	—	—	5,954	5,954
Conversion of Class B common stock to Class A common stock	448,186	5	(448,186)	(5)	—	—	—	—
Issuance of common stock	6,419,247	64	—	—	166,819	—	—	166,883
Repurchase of common stock under stock-based compensation plans	(54,476)	—	—	—	(1,478)	—	—	(1,478)
Stock-based compensation	—	—	—	—	3,813	—	—	3,813
Income tax benefit from stock-based compensation	—	—	—	—	475	—	—	475
Other comprehensive loss	—	—	—	—	—	(10,397)	—	(10,397)
Dividends declared	—	—	—	—	—	—	(75,046)	(75,046)
Balances, December 31, 2014	22,860,922	229	105,869	1	1,897,027	35,872	(1,291,097)	642,032
Net loss	—	—	—	—	—	—	(35,584)	(35,584)
Conversion of Class B common stock to Class A common stock	1,153	—	(1,153)	—	—	—	—	—
Repurchase of common stock under stock-based compensation plans	(5,174)	—	—	—	(102)	—	—	(102)
Stock-based compensation	—	—	—	—	478	—	—	478
Income tax benefit from stock-based compensation	—	—	—	—	814	—	—	814
Other comprehensive loss	—	—	—	—	—	(20,965)	—	(20,965)
Dividends declared	—	—	—	—	—	—	(41,285)	(41,285)
Balances, June 30, 2015	22,856,901	$229	104,716	$1	$1,898,217	$14,907	$(1,367,966)	$545,388

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(35,584)	$25,872
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Net investment loss (gain)	77,407	(1,992)
Net discount accretion on mortgage-backed securities	(5,023)	(6,725)
Deferred tax provision	16,492	15,704
Other	377	1,264
Changes in operating assets
Interest receivable	(1,572)	(3,735)
Prepaid expenses and other assets	(2,930)	(7,997)
Changes in operating liabilities
Accounts payable and other liabilities	62	(9)
Accrued compensation and benefits	(3,078)	(2,727)
Net cash provided by operating activities	46,151	19,655
Cash flows from investing activities:
Purchases of private-label mortgage-backed securities	(2,870)	—
Purchases of agency-backed mortgage-backed securities	(1,041,142)	(1,253,498)
Proceeds from sales of private-label mortgage-backed securities	103,811	37,231
Proceeds from sales of agency-backed mortgage-backed securities	233,639	—
Receipt of principal payments on private-label mortgage-backed securities	1,295	1,384
Receipt of principal payments on agency-backed mortgage-backed securities	244,702	78,427
Payments for derivatives and deposits, net	(45,407)	(73,238)
Other	364	13
Net cash used in investing activities	(505,608)	(1,209,681)
Cash flows from financing activities:
Proceeds from repurchase agreements, net	451,997	1,118,621
Proceeds from stock issuance, net	—	81,669
Proceeds from long-term debt issuance, net	34,063	—
Excess tax benefits associated with stock-based awards	814	—
Dividends paid	(40,409)	(31,938)
Net cash provided by financing activities	446,465	1,168,352
Net decrease in cash and cash equivalents	(12,992)	(21,674)
Cash and cash equivalents, beginning of period	33,832	48,628
Cash and cash equivalents, end of period	$20,840	$26,954
Supplemental cash flow information
Cash payments for interest	$8,050	$4,813
Cash payments for taxes	$103	$789

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Basis of Presentation:

The consolidated financial statements of Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2. Updates to Significant Accounting Policies:

Interest Income Recognition for Investments in Private-label Mortgage-backed Securities Classified as Trading Securities

In the second quarter of 2015, the Company acquired private-label mortgage-backed securities (“MBS”) that it classified as trading securities. Interest income on private-label MBS classified as trading securities that, at the time of acquisition, are not considered to be of high credit quality or may be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its initial recorded investment is recognized using the prospective effective interest method. In applying the prospective effective interest method, the Company, at the time of acquisition, determines the security’s effective interest rate by solving for the single discount rate that equates the present value of the Company’s estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. Subsequent to acquisition, the amount of periodic interest income recognized is determined by applying the security’s effective interest rate to its amortized purchase price, or “reference amount.”

In each subsequent reporting period, the Company will re-estimate the amount and timing of cash flows expected to be collected from the security. If actual cash flows exceed prior estimates and/or a positive change occurs in the estimate of expected remaining cash flows, a revised effective interest rate will be calculated such that the positive change in cash flows is recognized as incremental interest income over the remaining life of the security. If actual cash flows fall short of prior estimates and/or an adverse change occurs in the estimate of expected remaining cash flows, the amount of periodic interest income recognized over the remaining life of the security will be reduced accordingly. Specifically, if an adverse change in cash flows occurs for a security that is impaired (that is, its reference amount exceeds its fair value), the reference amount to which the security’s existing effective interest rate will be prospectively applied will be reduced to the present value of cash flows expected to be collected, discounted at the security’s existing effective interest rate. If an adverse change in cash flows occurs for a security that is not impaired, the security’s effective interest rate will be reduced accordingly and applied on a prospective basis.

Note 3. Financial Instruments:

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

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value —

Agency-backed MBS — The Company’s MBS for which the principal and interest payments are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, “agency-backed MBS”), are classified within Level 2 of the fair value hierarchy as they are valued using inputs primarily from third-party pricing services as well as considering quoted market prices for similar assets provided by a broker or dealer with reasonable levels of price transparency. In determining fair value, third party pricing sources use various valuation approaches including market and income approaches. The Company makes inquiries of the third party pricing sources to understand the significant inputs and assumptions they used to determine their prices. The Company reviews the various third party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and management review for consistency with market conditions observed as of the measurement date.

Private-label MBS — The Company classifies non-agency-backed, or private-label, MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no price transparency. In determining fair value, the Company primarily uses an income approach as well as market approaches. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management based on their observations of assumptions used by market participants. These assumptions are corroborated by evidence such as historical data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available. The significant inputs in the Company’s valuation process include default rate, loss severity, prepayment rate and discount rate. In general, significant increases (decreases) in default rate, loss severity or discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. However, significant increases (decreases) in prepayment rate may result in a significantly higher (lower) fair value measurement. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis. For example, an increase in the default rate may not increase the loss severity rate if actual losses are lower than the average. Also, changes in discount rates may be greatly influenced by market expectation at any given point based upon many variables not directly related to the MBS market. Therefore, each significant input is closely analyzed to ascertain the reasonableness for the Company’s purposes of fair value measurement.

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires management to make a number of judgments about the assumptions that a market participant would use, including assumptions about future prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. The assumptions the Company applies are specific to each security. Although the Company relies on its internal calculations to compute the fair value of these private-label MBS, the Company considers indications of value from actual sales of private-label MBS to assist in the valuation process and calibrate the Company’s model.

Other investments  — The Company’s other investments, which are classified within Level 3 of the fair value hierarchy, consist of investments in equity securities, investment funds and other MBS-related securities, such as interest-only MBS.

Derivative instruments  — In the normal course of the Company’s operations, the Company is a party to various financial instruments that are accounted for as derivatives in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). The derivative instruments that trade in active markets or exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Other derivative instruments are generally classified within Level 2 of the fair value hierarchy because they are valued using broker or dealer quotations, which are model-based calculations based on observable market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Other  — Cash and cash equivalents, deposits, receivables, repurchase agreements, payables, and other assets and liabilities are reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Long-term debt represents remaining balances of trust preferred debt and senior debt issued by the Company. Our estimate of the fair value of long-term debt is $74,930 and $39,200 as of June 30, 2015 and December 31, 2014, respectively. Trust preferred debt is classified within Level 3 of the fair value hierarchy as the fair value is determined after considering quoted prices provided by a broker or dealer for similar, infrequently traded instruments. The independent brokers or dealers providing market prices are those who make markets in, or are specialists with expertise in the valuation of, these financial instruments. The Company’s senior debt, which is publicly traded on the New York Stock Exchange, is classified within Level 1 of the fair value hierarchy.

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments accounted for under ASC 820 by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014. As required by ASC 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2015
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading:
Agency-backed MBS	$4,154,360	$—	$4,154,360	$—
Private-label MBS	3,111	—	—	3,111
Total trading	4,157,471	—	4,154,360	3,111
Available-for-sale:
Agency-backed MBS	27	—	27	—
Private-label MBS	149,051	—	—	149,051
Total available-for-sale	149,078	—	27	149,051
Total MBS	4,306,549	—	4,154,387	152,162
Derivative assets, at fair value	2,144	746	1,398	—
Derivative liabilities, at fair value	(144,936)	(140,268)	(4,668)	—
Interest-only MBS, at fair value	191	—	—	191
Total	$4,163,948	$(139,522)	$4,151,117	$152,353

	December 31, 2014
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading:
Agency-backed MBS	$3,414,300	$—	$3,414,300	$—
Available-for-sale:
Agency-backed MBS	40	—	40	—
Private-label MBS	267,437	—	—	267,437
Total available-for-sale	267,477	—	40	267,437
Total MBS	3,681,777	—	3,414,340	267,437
Derivative assets, at fair value	1,267	751	516	—
Derivative liabilities, at fair value	(124,308)	(124,308)	—	—
Interest-only MBS, at fair value	212	—	—	212
Total	$3,558,948	$(123,557)	$3,414,856	$267,649

There were no transfers of securities in or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2015 or the year ended December 31, 2014.

Level 3 Financial Assets and Liabilities

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the Company’s Level 3, private-label MBS was $152,162 and $267,437 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the private-label MBS portfolio consists entirely of tranches of beneficial interests in underlying, resecuritized private-label MBS issued by re-REMIC securitization trusts between 2005 and 2014. During 2014, the Company’s private-label MBS portfolio also included senior class MBS, which represent beneficial interests in securitized mortgage loans that have the first right to cash flows and absorb losses last. The underlying collateral of our re-REMIC securities are senior and pro-rata mezzanine class MBS. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the resecuritization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Re-REMIC and mezzanine securities receive interest while any face value is outstanding.

The Company’s private-label MBS were collateralized by residential prime and Alt-A mortgage loans and had the following weighted average characteristics, based on face value, as of the dates indicated:

	June 30, 2015	December 31, 2014
Original loan-to-value	67%	68%
Original FICO score	721	722
Three-month prepayment rate	12%	11%
Three-month loss severities	33%	41%
Weighted average coupon	2.95%	2.96%

The significant unobservable inputs used to develop the estimated cash flows and discount rates in the valuation models for the Company’s private-label MBS include the following weighted-averages, based on face value, as of the dates indicated:

	Private-label MBS
	June 30, 2015	December 31, 2014
Discount rate	5.57%	5.55%
Default rate	2.94%	3.09%
Loss severity rate	42.80%	42.25%
Prepayment rate	11.11%	11.23%

The ranges of the significant unobservable inputs for the valuation model were as follows as of the dates indicated:

Private-label MBS
	June 30, 2015	December 31, 2014
Discount rate	5.25 – 10.00%	5.15 – 10.00%
Default rate	1.45 – 8.25%	1.00 – 8.80%
Loss severity rate	35.00 – 57.50%	29.23 – 57.50%
Prepayment rate	7.75 – 17.70%	7.40 – 17.70%

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2015	$—	$241,017	$241,017
Total net gains (losses)
Included in investment (loss) gain, net	—	13,382	13,382
Included in other comprehensive income	—	(17,311)	(17,311)
Purchases	—	2,870	2,870
Sales	—	(89,613)	(89,613)
Payments, net	—	(2,338)	(2,338)
Accretion of discount	—	4,155	4,155
Ending balance, June 30, 2015	$—	$152,162	$152,162
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$225	$225

	Three Months Ended June 30, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, April 1, 2014	$—	$329,846	$329,846
Total net gains (losses)
Included in investment (loss) gain, net	6	4,759	4,765
Included in other comprehensive income	—	(2,019)	(2,019)
Purchases	—	—	—
Sales	78	(21,576)	(21,498)
Payments, net	(104)	(3,711)	(3,815)
Accretion of discount	20	6,849	6,869
Ending balance, June 30, 2014	$—	$314,148	$314,148
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(51)	$(51)

	Six Months Ended June 30, 2015
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2015	$—	$267,437	$267,437
Total net gains (losses)
Included in investment (loss) gain, net	—	16,814	16,814
Included in other comprehensive income	—	(28,216)	(28,216)
Purchases	—	2,870	2,870
Sales	—	(110,472)	(110,472)
Payments, net	—	(5,469)	(5,469)
Accretion of discount	—	9,198	9,198
Ending balance, June 30, 2015	$—	$152,162	$152,162
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$225	$225

	Six Months Ended June 30, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2014	$7,066	$334,233	$341,299
Total net gains (losses)
Included in investment (loss) gain, net	1,690	7,842	9,532
Included in other comprehensive income	(1,654)	(3,210)	(4,864)
Purchases	—	—	—
Sales	(7,029)	(30,202)	(37,231)
Payments, net	(319)	(8,288)	(8,607)
Accretion of discount	246	13,773	14,019
Ending balance, June 30, 2014	$—	$314,148	$314,148
The amount of net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date	$—	$(51)	$(51)

Level 3 Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company also measures certain financial assets at fair value on a non-recurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairments. Due to the nature of these financial assets, enterprise values are primarily used to value these financial assets. In determining the enterprise value, the Company analyzes various financial, performance and market factors to estimate fair value, including, where applicable, market trading activity. As a result, these financial assets are classified within Level 3 of the fair value hierarchy. As of June 30, 2015 and December 31, 2014, these financial assets are classified within the other investments category and represent the Company’s interest in non-public equity securities and investment funds and are valued at $1,558 and $1,625, respectively. For the three and six months ended June 30, 2015 and 2014, there were no changes to the carrying value of these financial assets.

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

Interest income on the private-label MBS is recognized based on each security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price, which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Actual cash collections that exceed our prior estimates and/or positive changes in our periodic estimates of expected future cash flows increase the accretable yield and are recognized prospectively as incremental interest income over the remaining life of the security.

The following table presents the changes in the accretable yield on available-for-sale, private-label MBS for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$175,298	$310,933	$202,108	$326,330
Accretion of discount	(4,155)	(6,869)	(9,198)	(14,019)
Reclassifications, net	4,678	8,727	(4,504)	13,372
Acquisitions	—	—	—	—
Sales	(72,756)	(21,663)	(85,341)	(34,555)
Ending balance	$103,065	$291,128	$103,065	$291,128

The Company did not acquire any available-for-sale, private-label MBS during the three and six months ended June 30, 2015 and 2014. The Company did acquire private-label MBS during the three months ended June 30, 2015 that it elected to classify as trading securities.

The Company’s available-for-sale MBS are carried at fair value in accordance with ASC 320, Investments - Debt and Equity Securities (“ASC 320”), with resulting unrealized gains and losses reflected as other comprehensive income or loss. Gross unrealized gains and losses on these securities were the following as of the dates indicated:

	June 30, 2015
	Amortized Cost	Unrealized
	Basis (1)	Gains	Losses	Fair Value
Agency-backed MBS	$24	$3	$—	$27
Private-label MBS	129,734	19,317	—	149,051
Total	$129,758	$19,320	$—	$149,078

(1)	The amortized cost of MBS includes unamortized net discounts of $63,322 at June 30, 2015.

	December 31, 2014
	Amortized Cost	Unrealized
	Basis (1)	Gains	Losses	Fair Value
Agency-backed MBS	$36	$4	$—	$40
Private-label MBS	219,904	47,533	—	267,437
Total	$219,940	$47,537	$—	$267,477

(1)	The amortized cost of MBS includes unamortized net discounts of $133,333 at December 31, 2014.

The Company recorded no other-than-temporary impairment charges on available-for-sale MBS during the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the Company recorded other-than-temporary impairment charges of $51 as a component of investment (loss) gain, net on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $2,174, prior to recognizing the other-than-temporary impairment charges. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale MBS held as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cumulative credit related other-than-temporary impairment, beginning balance	$18,903	$21,026	$18,903	$23,662
Increases related to other-than-temporary impairments on securities without previously recognized other-than-temporary impairments	—	51	—	51
Decreases related to other-than-temporary impairments on sold securities	(6,081)	(1,390)	(6,081)	(4,026)
Cumulative credit related other-than-temporary impairment, ending balance	$12,822	$19,687	$12,822	$19,687

The following table presents the results of sales of MBS for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS	Agency- Backed MBS	Private- Label MBS
Proceeds from sales	$148,002	$89,613	$—	$21,499	$278,668	$110,472	$—	$37,231
Gross gains	—	13,531	—	4,690	399	16,879	—	9,359
Gross losses	2,087	414	—	—	1,986	414	—	—

Other Investments

The Company’s other investments consisted of the following as of the dates indicated:

	June 30, 2015	December 31, 2014
Interest-only MBS	$191	$212
Non-public equity securities	975	975
Investment funds	583	650
Total other investments	$1,749	$1,837

Note 4. Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized by MBS and are carried at their contractual amounts as specified in the respective agreements. Under the repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral. The counterparty to the repurchase agreements may require that the Company pledge additional securities or cash as additional collateral to secure borrowings when the value of the collateral declines.

As of June 30, 2015 and December 31, 2014, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Pledged with agency-backed MBS:
Repurchase agreements outstanding	$3,592,357	$3,137,586
Agency-backed MBS collateral, at fair value	3,783,743	3,300,383
Net amount (1)	191,386	162,797
Weighted-average rate	0.38%	0.38%
Weighted-average term to maturity	14.0 days	14.0 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$39,415	$42,189
Private-label MBS collateral, at fair value	70,572	75,642
Net amount (1)	31,157	33,453
Weighted-average rate	2.12%	1.98%
Weighted-average term to maturity	22.0 days	21.8 days
Total MBS:
Repurchase agreements outstanding	$3,631,772	$3,179,775
MBS collateral, at fair value	3,854,315	3,376,025
Net amount (1)	222,543	196,250
Weighted-average rate	0.40%	0.40%
Weighted-average term to maturity	14.1 days	14.1 days

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Weighted-average outstanding balance during the three months ended	$3,463,587	$2,300,868
Weighted-average rate during the three months ended	0.39%	0.37%
Weighted-average outstanding balance during the six months ended	$3,341,379	$1,990,904
Weighted-average rate during the six months ended	0.39%	0.39%

Long-Term Debt

As of June 30, 2015 and December 31, 2014, the Company had $75,300 and $40,000, respectively, of outstanding long-term debentures. On March 18, 2015, the Company completed a public offering of $35,300 of its 6.75% Senior Notes due in 2025 and received net proceeds of $34,063 after payment of underwriting discounts, commissions, and expenses. These Senior Notes will mature on March 15, 2025, and may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after March 15, 2018, at a redemption price equal to the principal amount plus accrued and unpaid interest. The interest payments on these Senior Notes are payable quarterly in arrears on March 15, June 15, September, 15, and December 15 of each year, beginning on June 15, 2015. The indenture governing these Senior Notes contains certain covenants, including limitations on the Company’s ability to merge or consolidate with other entities or sell or otherwise dispose of all or substantially all of the Company’s assets. The Senior Notes due 2025 and the Senior Notes due 2023 are publicly traded on the New York Stock Exchange under the ticker symbol “AIC” and “AIW”, respectively.

The Company’s long-term debentures consisted of the following as of the dates indicated:

	June 30, 2015			December 31, 2014
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR + 2.25 – 3.00%	6.625%	LIBOR + 2.25 – 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.03%	6.625%	2.98%
Maturity	March 15, 2025	May 1, 2023	2033 – 2035	May 1, 2023	2033 – 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 – 2010	May 1, 2016	2008 – 2010

Note 5. Derivative Financial Instruments and Economic Hedging Activities:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative instruments in accordance with ASC 815. These instruments may include Eurodollar futures, interest rate swap futures, U.S. Treasury futures contracts, interest rate swaps, put options and certain commitments to purchase and sell MBS. The exchange traded derivatives such as Eurodollar futures and interest rate swap futures are, in effect, settled on a daily basis by the exchange of cash variation margin. Cash variation margin posted by the Company is included in the financial statement line item deposits in the accompanying consolidated balance sheets. The Company may be required to pledge collateral for margin requirements with third-party custodians in connection with certain of its other derivative transactions. These transactions are not under master netting agreements.

During the three and six months ended June 30, 2015 and 2014, the Company entered into various financial contracts to economically hedge certain MBS and related borrowings and other long-term debt. These financial contracts are not designated as cash flow hedges under ASC 815. The changes in fair value on these derivatives are recorded to investment (loss) gain, net in the consolidated statements of comprehensive income. For the three and six months ended June 30, 2015, the Company recorded net gains of $30,391 and net losses of $45,728, respectively, on these derivatives. For the three and six months ended June 30, 2014, the Company recorded net losses of $46,585 and $70,065, respectively, on these derivatives. The Company held the following derivative instruments as of the dates indicated:

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar futures:
Derivative assets	$2,420,000	$680	$2,445,000	$751
Derivative liabilities	39,040,000	(99,575)	38,645,000	(76,848)
Total Eurodollar futures (1)	41,460,000	(98,895)	41,090,000	(76,097)
10-year swap futures:
Derivative assets	75,000	66	—	—
Derivative liabilities	1,000,000	(40,693)	1,145,000	(47,460)
Total 10-year swap futures (2)	1,075,000	(40,627)	1,145,000	(47,460)
Commitment to purchase MBS (3)	350,000	(4,668)	200,000	516
Commitment to sell MBS (4)	150,000	1,398	—	—

(1)	The $41,460,000 total notional amount of Eurodollar futures contracts as of June 30, 2015 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between September 2015 and June 2020. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $2,585,000 as of June 30, 2015 and $2,325,000 as of December 31, 2014. As of June 30, 2015, the Company maintained $121,903 as a deposit and margin against the open Eurodollar futures contracts.
(2)	The $1,075,000 represents the total notional amount of 10-year swap futures as of June 30, 2015, of which $710,000 of notional amount matures in September 2015 and $365,000 in notional amount matures in March 2024. As of June 30, 2015, the Company maintained $57,952 as a deposit and margin against the open 10-year swap futures contracts.
(3)	The total notional amount of commitment to purchase MBS represents forward commitments to purchase fixed-rate agency-backed MBS securities. As of June 30, 2015, the Company maintained $3,951 as a deposit and margin against the open commitments to purchase MBS.
(4)	The total notional amount of commitment to sell MBS represents forward commitments to sell fixed-rate agency-backed MBS securities.

Note 6. Income Taxes:

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s consolidated subsidiary, Rosslyn REIT Trust (“Rosslyn REIT”), operates to qualify as a real estate investment trust (“REIT”) under the Code. The investments of Rosslyn REIT primarily consist of a portion of the Company’s private-label MBS portfolio. Arlington Asset owns all of the common shares of Rosslyn REIT and all of the preferred shares of Rosslyn REIT are owned by outside investors. Rosslyn REIT periodically distributes all of its income to its shareholders. The Company’s agency-backed MBS and remaining private label MBS investment portfolios are held by Arlington Asset.

The Company currently has net operating loss (“NOL”) and net capital loss (“NCL”) carry-forwards that can be applied against the Company’s current taxable ordinary income and net capital gains.

As of June 30, 2015 and December 31, 2014, the Company had a net deferred tax asset of $113,121 and $122,365, respectively, net of a valuation allowance on NCL carry-forwards of $54,814 and $26,027, respectively. The Company continues to provide a valuation allowance against the portion of NCL carry-forwards for which the Company believes is more likely than not that the benefits will not be realized prior to expiration. The Company’s NCL carry-forwards expire in 2019, and any net capital loss generated in the current year will expire in 2020. During the six months ended June 30, 2015, the Company recorded an increase to its valuation allowance of $28,787. The increase in the valuation allowance was primarily due to realized and unrealized net capital losses generated during the period from certain of its derivative hedge instruments. The Company will continue to assess the need for a valuation allowance at each reporting date.

As of June 30, 2015, the Company has assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and state and local taxing jurisdictions where the Company has significant business operations. As of June 30, 2015, there are no on-going examinations.

Note 7. Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income or loss applicable to common stock by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as unvested shares of restricted stock and performance share units. The following tables present the computations of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended June 30,
	2015		2014
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding Common stock	22,979	22,979	19,740	19,740
Performance share units and unvested restricted stock	—	119	—	320
Weighted-average common and common equivalent shares outstanding	22,979	23,098	19,740	20,060
Net income	$6,601	$6,601	$18,839	$18,839
Net income per common share	$0.29	$0.29	$0.95	$0.94

	Six Months Ended June 30,
	2015		2014
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding Common stock	22,976	22,976	18,282	18,282
Performance share units and unvested restricted stock	—	—	—	297
Weighted-average common and common equivalent shares outstanding	22,976	22,976	18,282	18,579
Net (loss) income	$(35,584)	$(35,584)	$25,872	$25,872
Net (loss) income per common share	$(1.55)	$(1.55)	$1.42	$1.39

The diluted earnings per share for the six months ended June 30, 2015 did not include the antidilutive effect of 120,868 unvested shares of restricted stock and performance share units.

Note 8. Equity:

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 18	December 31	January 30, 2015
September 30	0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

Conversion of Class B Common Stock to Class A Common Stock

During the three and six months ended June 30, 2015, a holder of the Company's common stock converted an aggregate of 1,153 shares of Class B common stock into 1,153 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company's Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

Note 9. Recent Accounting Pronouncements:

On April 7, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability rather than as a separate asset. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company does not believe that the change in the balance sheet presentation of debt issuance costs required by ASU No. 2015-03 will have a material impact on its consolidated financial statements.

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying variable interest entity guidance. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of ASU No. 2015-01 will have a material impact on its consolidated financial statements.

On January 9, 2015, the FASB issued ASU No. 2015-01, Extraordinary and Unusual Items (Subtopic 225-20) — Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of extraordinary items. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU No. 2015-01 will have a material impact on its consolidated financial statements.

Note 10. Revisions to Previously Reported Financial Statements:

The Company concluded that the previously reported tax effect of the components of other comprehensive income (loss) was incorrect for the three and six months ended June 30, 2014. Although the error did not have an impact on the previously reported total other comprehensive income (loss), it did have an impact on the previously reported components of other comprehensive income (loss). Although the impact of this change was not material to the consolidated financial statements for the three and six months ended June 30, 2014, the Company has revised its previously reported consolidated financial statements for the three and six months ended June 30, 2014. The following tables set forth the affected line items within the Company’s previously reported consolidated financial statements for the three and six months ended June 30, 2014.

	Three Months Ended June 30, 2014
	As Previously Reported	Revision	As Revised
Other comprehensive income (loss), net of taxes:
Unrealized gains for the period on available-for-sale securities	$3,081	$(1,577)	$1,504
Reclassification:
Included in investment loss, net, in the statement of comprehensive income related to sales of available-for-sale securities	(4,368)	1,577	(2,791)

	Six Months Ended June 30, 2014
	As Previously Reported	Revision	As Revised
Other comprehensive income (loss), net of taxes:
Unrealized gains for the period on available-for-sale securities	$5,425	$(2,864)	$2,561
Reclassification:
Included in investment loss, net, in the statement of comprehensive income related to sales of available-for-sale securities	(8,816)	2,864	(5,952)

During the first quarter of 2015, the Company concluded that the previously reported income tax provision (benefit) and the related income tax effect on other comprehensive income (loss) was incorrect for the fiscal years ended December 31, 2012 and 2013 with no impact on previously reported total comprehensive income. As a result of these errors, the Company also concluded that the previously reported accumulated other comprehensive income and accumulated deficit was incorrect as of the three fiscal years ended December 31, 2014 for the cumulative impact of the errors, however, with no impact on previously reported total equity. Although the impact of these changes were not material to the consolidated financial statements for the three fiscal years ended December 31, 2014, the Company has revised its previously reported accumulated other comprehensive income and accumulated deficit as of December 31, 2014 and 2013 to reflect the cumulative impact of the errors. The following tables set forth the affected line items within the Company’s previously reported consolidated balance sheets as of December 31, 2014 and 2013.

	As of December 31, 2014
	As Previously Reported	Revision	As Revised
Accumulated other comprehensive income, net of taxes	$42,793	$(6,921)	$35,872
Accumulated deficit	(1,298,018)	6,921	(1,291,097)

	As of December 31, 2013
	As Previously Reported	Revision	As Revised
Accumulated other comprehensive income, net of taxes	$53,190	$(6,921)	$46,269
Accumulated deficit	(1,228,926)	6,921	(1,222,005)

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

Our Company

We are a principal investment firm that currently acquires and holds primarily residential mortgage-related assets. We acquire residential mortgage-backed securities (“MBS”), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (“agency-backed MBS”). We also acquire residential MBS issued by private organizations (“private-label MBS”), subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). In the future, we may acquire and hold other types of assets, including commercial MBS, asset backed securities, other structured securities, commercial mortgage loans, commercial loans, residential mortgage loans, and other real estate-related loans and securities. In addition, we also may pursue other business activities that will utilize our experience in analyzing investment opportunities and applying similar portfolio management skills. We are a Virginia corporation and taxed as a C corporation for U.S. federal tax purposes. We operate in the United States.

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

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including, but not limited to, making it more difficult for us to analyze our investment portfolio, reducing the market value of our MBS and hedge portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been evaluating, and will continue to evaluate, the potential impact of recent government actions affecting the market price and availability of MBS, related derivative securities, and interest rates. For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Our MBS portfolio is affected by general U.S. residential real estate market conditions and the overall U.S. economic environment. In particular, our MBS strategy and the performance of our MBS portfolio is influenced by the specific characteristics of these markets, including prepayment rates, credit losses, interest rates and the interest rate yield curve. Our results of operations primarily depend on, among other things, the level of our interest income, the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings and the cost and impact of our hedging transactions. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow, which is generally based on the fair value of the MBS portfolio and the advance rate at which the lenders are willing to lend against the collateral provided. We have entered into various hedging transactions to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the value of our MBS portfolio. Periodic changes in the market value of these hedging instruments is expected to fluctuate inversely relative to changes in the value of the MBS portfolio that are attributable to changes in interest rates. That is, the aggregate market value of our hedging instruments is expected to increase during periods of increasing interest rates and, conversely, decrease during periods of declining interest rates. However, the degree of correlation between price movements of our hedging instruments and price movements of our MBS portfolio may vary. While our hedging instruments are designed to protect our agency-backed MBS portfolio from interest rate risk, they are not generally designed to protect our net book value from spread risk, which is the risk of an increase of the market spread between the yield on our agency-backed MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.

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

Current Market Conditions and Trends

Volatility in global interest rates and capital markets continued in the second quarter of 2015. Interest rates rose across all sectors in the global bond markets, thereby depressing bond prices across sectors. Credit spreads incrementally widened during the second quarter, putting downward pressure on book value for many firms in the specialty finance and mortgage REIT space. Both U.S. Treasuries and agency-backed MBS yields ended the second quarter higher than the close of the first quarter 2015. For example, the yield on 10-year notes issued by the U.S. Treasury rose by 41 basis points to 2.35% at June 30, 2015, and the price of Fannie Mae 3.5% 30 year MBS fell by $2.22 to $102.89 over the quarter. The rise in rates was primarily led by growing sentiment that the European economies are recovering somewhat and the need for continued aggressive monetary stimulus by the European Central Bank (the “ECB”) would diminish somewhat over the next few quarters. However, European equities suffered, down 4.5% for the quarter, primarily on fears stoked by uncertainty over Greek sovereign finances. In addition, the ECB, the Bank of Japan and other national banks have implemented programs to increase monetary stimulus. For example, the ECB announced in January 2015 an aggressive bond buying program to stimulate the European Zone economy. This program is expected to continue through September 2016, and the ECB has not expressed to date any expectation to reduce or shorten the time period of this program. Interest rates were also impacted by slowing economic growth in China.

We believe that the U.S. economy appears to be on a trajectory of slow, sustainable growth. The consensus forecast for 2015 economic growth in the U.S. remains at approximately 2.7%, accompanied by moderate growth in payrolls and inflation within the Federal Reserve’s target range. Nevertheless, wage growth and commodity prices remain weak, suggesting continued sluggish economic growth globally. The Federal Reserve continues to guide capital markets to anticipate the possibility of an interest rate hike in September or December 2015. Federal Reserve Chair Yellen, in her June 17, 2015 remarks following the June Federal Reserve Open Market Committee policy meeting, stated that she anticipates a long period of continued accommodative monetary policy following an initial rise in the Federal Funds Rate later this year. These statements, which Chair Yellen reiterated in Congressional testimony on July 15-16, 2015, generally are in line with market participants’ expectations for the balance of 2015. As of June 30, 2015, the bond market appears to have priced in an increase in the Federal Funds Rate in September 2015 and a slow rise over the next few years. With the Federal Reserve ostensibly tying the start of interest rate increases to evidence of further improvement in the economy, data releases remain materially influential events. We believe that data dependency and analysis of the Federal Reserve will continue to drive the direction and volatility of U.S. rates, with the uncertainty that this dynamic creates further enhancing volatility in the interest rate and fixed income markets.

With the Federal Reserve signaling that it may raise rates in September or December 2015, the prospect for higher cost of capital for the Company is evident, which would in the longer-term lead to interest rate spread narrowing and lower yields on existing agency-backed MBS. Home sales and new single-family home construction remain relatively slow due to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a shortage of mortgage origination, resulting in low agency-backed MBS issuance. The Federal Reserve’s purchases of agency-backed MBS through reinvesting principal and interest payments it receives on its agency-backed MBS portfolio have continued to dominate the agency-backed MBS markets. The Federal Reserve purchases contributed to strong agency-backed MBS demand and limited new investment opportunities to date in 2015. While the Federal Reserve has not indicated when it will cease or reduce its agency-backed MBS purchases by reinvesting principal and interest payments, private banks have less incentive to purchase Freddie Mac and Fannie Mae MBS because under the Basel III liquidity coverage ratio rules they receive lower quality liquid asset credit for these securities on their balance sheet than for cash, U.S. Treasuries and MBS issued by the Government National Mortgage Association (“Ginnie Mae”).

While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued low interest rate environment and actions by the Federal Reserve. We believe the general business environment will continue to be challenging in 2015 and future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, particularly Greece and China, the overall market value of U.S. equities and liquidity in the financial system. Depending on recent market developments and movements, we may seek to re-align our strategy and our portfolio. We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and other types of assets and seek the highest risk-adjusted returns for our capital.

Recent Government Activity

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD), John Carney (D-DE) and James A. Himes (D-CT), each of whom is a member of the House Financial Services Committee. The bill is called The Partnership to Strengthen Homeownership Act, and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee. Under this proposed legislation, all government guaranteed single-family and multi-family MBS will be supported by a minimum of 5% private sector capital, which will stand in a first loss position. The remaining 95% of the risk will be shared between Ginnie Mae and a private reinsurer on a pari passu basis. Fees paid to Ginnie Mae for providing these securities will be allocated to affordable housing programs. Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses would be spun out as separate entities. Ginnie Mae would be required to create and implement a workable multifamily guarantee that utilizes private sector pricing consistent with the single family model. The GSEs’ current multifamily businesses would continue to function within the new multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer.

In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015 (the “Regulatory Relief Bill”). If enacted, this bill would increase the threshold for a financial institution to be deemed a Systemically Important Financial Institution (“SIFI”) from $50 billion to $500 billion while giving the Financial Stability Oversight Council discretion to designate banks with greater than $50 billion in assets as SIFIs, give non-banks an opportunity to file a remedial plan addressing regulators’ concerns before being designated as SIFIs, require an affirmative vote every five-years to renew the SIFI designation of non-banks, provide regulatory relief for community banks and broaden the Consumer Financial Protection Bureau Qualified Mortgage rule.

We expect debate and discussion on residential housing and mortgage reform to continue in 2015; however, we cannot be certain if H.R. 1491, the Regulatory Relief Bill or any other housing- and/or mortgage-related bill will emerge from committee, or be approved by Congress, and if so, what the effect will be.

Executive Summary

During the second quarter of 2015, the Company’s financial results were significantly impacted by persistent interest rate volatility that resulted in widening of mortgage spreads. The 10-year U.S. Treasury rate increased from 1.94% as of March 31, 2015 to 2.35% as of June 30, 2015 and experienced significant volatility within the quarter. The Company continued to maintain a significant hedge position to protect its agency-backed MBS portfolio from a rise in interest rates. While the Company’s hedge design and structure is intended to mitigate the change in value of its agency-backed MBS investments due to changes in interest rates, other factors, such as the steepness or flatness of the yield curve, will potentially have an effect on the value of the Company’s hedges as compared to its assets. Although the Company’s hedging instruments are designed to protect its agency-backed MBS portfolio from interest rate risk, they are not generally designed to protect the Company’s net book value from spread risk, which is the risk of an increase of the market spread between the yield on agency-backed MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps. During the second quarter, uncertainty surrounding global growth, the outlook for the timing and magnitude of interest rate increases by the U.S. Federal Reserve and European financial conditions, among other factors, contributed to continued interest rate volatility. The option-adjusted spread (“OAS”), a common measure of the spread between a fixed income security rate and a risk-free rate that takes into consideration the impact of interest rate volatility and prepayment risk in residential MBS, widened during the quarter. For example, the Fannie Mae 4.0% 30-year LIBOR OAS widened approximately 13 basis points during the second quarter. As a result of these factors, the Company’s agency-backed MBS portfolio underperformed relative to its hedge portfolio resulting in net realized and unrealized losses on its hedged agency MBS portfolio during the second quarter.

The Company’s agency-backed MBS portfolio continues to be invested in fixed-rate 30-year MBS specifically selected based upon collateral characteristics that demonstrate a lower than average propensity for prepayments. The three-month constant prepayment rate (“CPR”) on the Company’s agency-backed MBS was 12.34% as of June 30, 2015, which compared favorably to CPRs on the Fannie Mae 4.0% coupon universe of 21.87%. However, with the increase in long-term interest rates during the second quarter, the weighted average pay-up premiums for the Company’s specified pools of agency-backed MBS with prepayment protection characteristics declined during the quarter, which also contributed to a decline in the value of the Company’s agency-backed MBS portfolio during the second quarter. Pay-up premiums represent the estimated price premium of agency MBS backed by specified pools over a generic to-be-announced agency security. The increase in interest rates and widening of mortgage spreads had a meaningful negative impact on the value of the Company’s agency-backed MBS portfolio during the second quarter of 2015.

As of June 30, 2015, the Company maintained a hedge position equal to approximately 97% of its outstanding repurchase agreement financing on its agency-backed MBS with an average duration of approximately six years to mitigate adverse impacts to the portfolio as interest rates rise. As of June 30, 2015 and December 31, 2014, 31% and 35%, respectively, of the Company’s total hedge portfolio was comprised of long-term 10-year hedges with the remaining amount of hedges comprised of Eurodollar futures that generally roll on a consecutive quarterly basis over the next four years. The increase in interest rates had a meaningful positive impact on the value of the Company’s derivative hedging instruments during the second quarter of 2015.

As a result of the above factors, the Company recorded net investment losses on its agency-backed MBS of $62.1 million and net investment gains on its related derivative hedging instruments of $30.4 million for a combined net investment loss of $31.7 million, or $1.37 per share, during the second quarter of 2015. This net change in values of the Company’s hedged agency-backed MBS portfolio was a key driver in the decline in the Company’s book value of $1.12 per share from $24.83 per share as of March 31, 2015 to $23.71 per share as of June 30, 2015.

The Company views its agency-backed MBS strategy over an investment cycle. As spreads widen and tighten, and as the curve may steepen or flatten, the Company seeks to invest available capital opportunistically while maintaining sufficient liquidity to stay in the agency-backed MBS investment over an extended period of time. The Company expects that this strategy will allow it to earn its targeted investment spread over the investment cycle, but can result in fluctuations in its book value per share over certain market periods as demonstrated during the second quarter of 2015. However, the Company believes that the primary market driver of this periodic fluctuation in book value per share offers increased opportunity for attractive returns on newly acquired investments in agency-backed MBS due to the widened spread between the yield to be earned on these new investments and the hedged cost to fund their acquisition.

The Company constantly monitors its allocation of its available capital between agency-backed MBS and private-label MBS in an effort to maximize return to its shareholders. As of June 30, 2015, the Company’s available capital was allocated approximately 77% to agency-backed MBS and 23% to private label MBS compared to 61% to agency-backed MBS and 39% to private-label MBS as of December 31, 2014. Overall, the Company believes that returns on its legacy private-label MBS portfolio have plateaued as many of its investments have reached the Company’s price targets. As a result, the Company continued to opportunistically reallocate capital from its legacy private-label MBS into higher returning investments. During the second quarter of 2015, the Company sold private-label MBS for sale proceeds of $89.6 million realizing a gain of $13.1 million for net sale proceeds of $66.8 million after deducting associated repurchase financing. The change in value of the Company’s private-label MBS portfolio during the second quarter inclusive of the sale price for sold private-label MBS contributed to an $0.18 per share decline in book value. The available capital from the sale of private-label MBS was generally reinvested into agency-backed MBS on a levered basis during the quarter at what the Company believes are at attractive risk-adjusted return levels. The Company has seen small pockets of new investment opportunities in private-label MBS having invested $2.9 million of capital into new private-label MBS during the quarter. The Company remains cautiously optimistic that it could see additional investment opportunities in private-label MBS although the volume of new investments at the Company’s targeted investment returns is uncertain. The Company expects to continue to opportunistically reallocate capital from its matured legacy private-label MBS portfolio into new higher returning investments.

As of June 30, 2015, the Company’s debt to equity ratio was 6.8 to 1, an increase from 6.0 to 1 as of March 31, 2015. Including the Company’s net purchased securities payable, the Company’s debt to equity ratio was 7.3 to 1 as of June 30, 2015, an increase from 6.2 to 1 as of March 31, 2015. The increase in the Company’s overall leverage is the result of the reallocation of capital from its private-label MBS portfolio to its agency-backed MBS portfolio.

The Company is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company currently has net operating loss (“NOL”) and net capital loss (“NCL”) carry-forwards that can be applied against the Company’s current taxable ordinary income and net capital gains.

The Company declared a dividend of $0.875 per share for the second quarter of 2015. The dividend was paid on July 31, 2015 to shareholders of record as of June 30, 2015. The Company continues to maintain a variable dividend policy pursuant to which the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, may approve the payment of dividends. The Company considers many factors in determining the amount of its quarterly dividends, including its net income determined in accordance with GAAP, non-GAAP core operating income measures, book value per share, liquidity, expectations of future performance, among other factors.

Non-GAAP Core Operating Income

In addition to the financial results reported in accordance with GAAP, the Company calculated non-GAAP core operating income measurements for the three and six months ended June 30, 2015 and 2014. In determining core operating income, the Company excludes certain legacy litigation expenses and adjusts net income determined in accordance with GAAP for the following non-cash and other items: (1) compensation costs associated with stock-based awards, (2) non-cash accretion of private-label MBS purchase discounts, (3) private-label MBS purchase discount accretion realized upon sale or repayment, (4) other-than-temporary impairment charges, (5) other-than-temporary impairment charges realized upon sale, (6) both realized and unrealized gains and losses on agency-backed MBS and all related hedge instruments, and (7) non-cash income tax provisions. During the first quarter of 2015, the Company has chosen to modify non-GAAP core operating income to better reflect the attributes of the business and total performance of its MBS portfolio. The Company now includes in core operating income in the period it sells a private-label MBS investment any other-than-temporary impairment (“OTTI”) charges on the investment previously recognized in prior periods. As a result, the Company has revised its previously reported core operating income for the prior periods presented below to conform to the new revised presentation.

The Company’s portfolio strategy on its agency-backed MBS portfolio is to generate a net interest margin on the leveraged assets and hedge the market value of the assets, expecting that the fluctuations in the market value of the agency-backed MBS and related hedges should largely offset each other over time. As a result, the Company excludes both the realized and unrealized fluctuations in the gains and losses in the assets and hedges on its hedged, agency-backed MBS portfolio when assessing the underlying core operating income of the Company. However, the Company’s portfolio strategy on the Company’s private-label MBS portfolio is to generate a total cash return comprised of both coupon interest income collected and the cash return realized when the private-label MBS are sold that equals the difference between the sale price and the discount to par paid at acquisition. Therefore, the Company excludes non-cash accretion of private-label MBS purchase discounts from non-GAAP core operating income, but includes realized cash gains or losses on its private-label MBS portfolio in core operating income to reflect the total cash return on those securities over their holding period. Since the timing of realized cash gains or losses on private-label MBS may vary significantly between periods, the Company also reports non-GAAP core operating income excluding gains on private-label MBS.

These non-GAAP core operating income measurements are used by management to analyze and assess the Company’s operating results on its portfolio and assist with the determination of the appropriate level of dividends. The Company believes that these non-GAAP measurements assist investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our earnings capacity and trends. A limitation of utilizing these non-GAAP measures is that the GAAP accounting effects of these events do in fact reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Additional limitations of core operating income are that it does not include economic financing costs of the Company’s hedging instruments or amortization of premiums or discounts on the Company’s agency-backed MBS whereas both those amounts are reflected in net income determined in accordance with GAAP within the line item net investment gain (loss) in the statement of comprehensive income. Therefore, the Company believes net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The Company’s non-GAAP core operating income increased to $40.6 million, or $1.76 per diluted share, for the three months ended June 30, 2015 compared to $23.0 million, or $1.15 per diluted share, for the three months ended June 30, 2014. The Company’s non-GAAP core operating income increased to $75.1 million, or $3.25 per diluted share, for the six months ended June 30, 2015 compared to $40.5 million, or $2.18 per diluted share, for the six months ended June 30, 2014. The non-GAAP core operating income for the three and six months ended June 30, 2015 benefited from the cash gains from the sales of private-label MBS. The Company’s non-GAAP core operating income excluding sales of private-label MBS was $30.5 million, or $1.32 per diluted share, and $59.9 million, or $2.59 per diluted share, for the three and six months ended June 30, 2015, respectively. The Company’s non-GAAP core operating income excluding sales of private-label MBS was $23.6 million, or $1.18 per diluted share, and $41.5 million, or $2.23 per diluted share, for the three and six months ended June 30, 2014, respectively. As the Company’s allocation of capital to agency-backed MBS has continued to grow, the higher net interest income associated from that portfolio has also contributed to an increase in the Company’s core operating income per share. The economic costs of the Company’s hedge instruments have generally increased proportionately with the growth in the agency-backed MBS portfolio. However, the economic costs of the Company’s hedge instruments are ultimately reflected through net income per share determined in accordance with GAAP and changes in book value per share rather than core operating income per share.

The following is a reconciliation of GAAP net income to non-GAAP core operating income measures for the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share data):

	Three Months Ended June 30,
	2015	2014 Revised	2014 As Previously Reported
GAAP net income	$6,601	$18,839	$18,839
Adjustments:
Legacy litigation expenses(a)	—	43	43
Non-cash income tax provision	5,174	11,782	11,782
Stock compensation	370	779	779
Net realized and unrealized loss (gain) on trading MBS and hedge instruments	31,458	(3,199)	(3,199)
Realized gain on private-label MBS	(13,117)	(4,690)	(4,690)
Other-than-temporary impairment charges	—	80	80
Non-GAAP core operating income excluding gain on private-label MBS	30,486	23,634	23,634
Realized gain on private-label MBS	13,117	4,690	4,690
Other-than-temporary impairment charges realized upon sale or repayment	(6,081)	(1,390)	—
Purchase discount accretion of private-label MBS realized upon sale or repayment	5,357	(526)	(526)
Non-cash interest income related to purchase discount accretion of private-label MBS	(2,327)	(3,408)	(3,408)
Non-GAAP core operating income	$40,552	$23,000	$24,390
Non-GAAP core operating income excluding gain on private-label MBS per diluted share	$1.32	$1.18	$1.18
Non-GAAP core operating income per diluted share	$1.76	$1.15	$1.22
Weighted average diluted shares outstanding	23,098	20,060	20,060

	Six Months Ended June 30,
	2015	2014 Revised	2014 As Previously Reported
GAAP net (loss) income	$(35,584)	$25,872	$25,872
Adjustments:
Legacy litigation expenses(a)	—	54	54
Non-cash income tax provision	17,306	15,986	15,986
Stock compensation	481	1,456	1,456
Net realized and unrealized loss on trading MBS and hedge instruments	94,185	7,434	7,434
Realized gain on private-label MBS	(16,465)	(9,359)	(9,359)
Other-than-temporary impairment charges	—	80	80
Non-GAAP core operating income excluding gain on private-label MBS	59,923	41,523	41,523
Realized gain on private-label MBS	16,465	9,359	9,359
Other-than-temporary impairment charges realized upon sale or repayment	(6,081)	(4,026)	—
Purchase discount accretion of private-label MBS realized upon sale or repayment	9,802	347	347
Non-cash interest income related to purchase discount accretion of private-label MBS	(5,023)	(6,725)	(6,725)
Non-GAAP core operating income	$75,086	$40,478	$44,504
Non-GAAP core operating income excluding gain on private-label MBS diluted per share	$2.59	$2.23	$2.23
Non-GAAP core operating income per diluted share	$3.25	$2.18	$2.40
Weighted average diluted shares outstanding	23,097	18,579	18,579

(a)	Legacy litigation expenses relate to legal matters pertaining to events related to business activities the Company completed or exited in or prior to 2009 — primarily debt extinguishment, sub-prime mortgage origination and securitization and broker/dealer operations.

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Agency-backed MBS	$4,154,387	$3,414,340
Private-label MBS	152,162	267,437
Interest-only MBS	191	212
	$4,306,740	$3,681,989

Our agency-backed MBS consisted of the following as of June 30, 2015 (dollars in thousands):

	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
30-year fixed rate:
3.5%	$414,593	$427,807	$103.19	3.50%	10.5
4.0%	3,252,318	3,457,923	106.32	4.00%	8.7
4.5%	246,685	268,630	108.90	4.50%	7.5
5.5%	24	27	112.55	5.50%	5.0
Total/weighted-average	$3,913,620	$4,154,387	106.15	3.98%	8.8

Issuer	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
Fannie Mae	$2,430,633	$2,582,614	$106.25	3.98%	8.8
Freddie Mac	1,482,987	1,571,773	105.99	3.97%	8.8
Total/weighted-average	$3,913,620	$4,154,387	106.15	3.98%	8.8

The three-month CPR for the Company’s agency-backed MBS was 12.34% as of June 30, 2015. As of June 30, 2015, the Company’s agency-backed MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment including approximately 48% in specified pools backed by lower loan balances, approximately 30% in specified pools of loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”), while the remainder includes specified pools of loans with low FICO scores or with other characteristics selected for their relatively lower propensity for prepayment. As of June 30, 2015, we had $3.6 billion of outstanding repurchase agreement financing secured by $3.8 billion of agency-backed MBS with a weighted-average cost of funding of 0.38%. During the three months ended June 30, 2015, we sold agency-backed MBS with a face value of $138.5 million for total proceeds of $148.0 million, realizing net losses of $0.4 million from the acquisition price. During the six months ended June 30, 2015, we sold agency-backed MBS with a face value of $260.4 million for total proceeds of $278.7 million, realizing net losses of $1.1 million from the acquisition price.

Our private-label MBS consisted of the following as of June 30, 2015 (dollars in thousands):

				Gross Unrealized
	Face Amount	Unamortized Discount	Amortized Cost	Gains	Losses	Fair Value	Coupon	Yield
Re-REMIC	$198,934	$(66,315)	$132,619	$19,543	$—	$152,162	2.95%	9.48%

Our private-label MBS are re-REMIC tranches of beneficial interests in underlying, resecuritized private-label MBS issued by re-REMIC securitization trusts between 2005 and 2014. The underlying collateral of our re-REMIC securities are senior MBS and pro-rata mezzanine class MBS. For re-REMIC securities, the cash flows from, and any credit losses absorbed by, the underlying MBS are allocated among the re-REMIC securities issued in the re-securitization transactions based on the re-REMIC structure. For example, prime and non-prime residential senior securities have been resecuritized to create a two-tranche structure with a re-REMIC senior security and a re-REMIC subordinated security. In these re-REMIC securities, all principal payments from the underlying securities are directed to the re-REMIC senior security until the face value is fully paid off. Thereafter, all principal payments are directed to the re-REMIC subordinated security. For pro-rata mezzanine securities, principal payments from the underlying MBS are typically allocated concurrently and proportionally to the mezzanine securities along with senior securities. The re-REMIC subordinated and mezzanine securities absorb credit losses, if any, first; however, these credit losses occur only when credit losses exceed the credit protection provided to the underlying securities. Re-REMIC and mezzanine securities receive interest while any face value is outstanding. Our private-label MBS have approximately 0.1% in structural credit enhancement on a weighted-average basis, which, in addition to our purchase discount, provides protection to our invested capital.

As of June 30, 2015, we had $39.4 million of outstanding repurchase agreement financing secured by $70.6 million of private-label MBS with a weighted-average cost of funding of 2.12%. During the three months ended June 30, 2015, we received proceeds of $89.6 million from the sale of our private-label MBS, realizing $13.1 million in gains. During the six months ended June 30, 2015, we received proceeds of $110.5 million from the sale of our private-label MBS, realizing $16.5 million in gains. During the three and six months ended June 30, 2015, we purchased private-label MBS for $2.9 million with a face amount of $5.9 million. We did not record any OTTI charges during the six months ended June 30, 2015.

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency-backed MBS primarily through Eurodollar futures, interest rate swap futures, interest rate swaps, U.S. Treasury futures contracts, put options and certain commitments to purchase and sell MBS. As of June 30, 2015, the primary derivative instruments used by the Company were Eurodollar futures and 10-year interest rate swap futures that trade on either the Chicago Board of Trade Exchange or the Eris Exchange.

Eurodollar futures represent forward starting three-month LIBOR contracts. The Company generally sells sequential series, or “strips,” of Eurodollar futures with the objective of economically (i) fixing future interest payments that will stem from its short-term repurchase agreement borrowings that, at their contractual maturity, are intended to be “rolled-over” and (ii) offsetting periodic changes in the fair value of its fixed rate agency-backed MBS investments that are attributable to changes in interest rates. The implied contract rate of a sold Eurodollar future contract, as shown in the table to follow, can be thought of as the future periodic rate of interest that the Company has economically “locked-in” for its future short-term borrowings (for a borrowed amount that is equal to the notional amount of the Eurodollar futures with a final settlement date within that future period). The Company’s Eurodollar future contracts generally run consecutively on a quarterly basis through June 2020 with a weighted average notional amount of $2,427 million as of June 30, 2015. As of June 30, 2015, the notional amounts of Eurodollar futures contracts, presented by their contractual final settlement dates, are as follows (dollars in thousands):

	Notional Amount	Fair Value	Implied Contract Rate	Market Rate
Third quarter 2015	$2,465,000	$(9,445)	1.90%	0.37%
Fourth quarter 2015	2,465,000	(9,670)	2.10%	0.53%
First quarter 2016	2,465,000	(9,023)	2.18%	0.72%
Second quarter 2016	2,465,000	(8,034)	2.23%	0.92%
Third quarter 2016	2,465,000	(5,481)	2.04%	1.15%
Fourth quarter 2016	2,465,000	(4,967)	2.18%	1.37%
First quarter 2017	2,465,000	(5,214)	2.40%	1.55%
Second quarter 2017	2,465,000	(5,425)	2.62%	1.73%
Third quarter 2017	2,465,000	(5,616)	2.80%	1.89%
Fourth quarter 2017	2,465,000	(5,809)	2.98%	2.04%
First quarter 2018	2,465,000	(5,984)	3.14%	2.17%
Second quarter 2018	2,465,000	(6,150)	3.28%	2.28%
Third quarter 2018	2,465,000	(6,058)	3.38%	2.40%
Fourth quarter 2018	2,465,000	(5,814)	3.46%	2.52%
First quarter 2019	2,585,000	(3,222)	3.11%	2.61%
Second quarter 2019	2,585,000	(3,088)	3.19%	2.71%
Third quarter 2019	1,460,000	(45)	2.81%	2.80%
Fourth quarter 2019	260,000	159	2.65%	2.89%
First quarter 2020	30,000	(5)	3.03%	2.97%
Second quarter 2020	30,000	(4)	3.10%	3.05%
Total/weighted-average	$41,460,000	$(98,895)	2.69%	1.74%

The Company’s longer-duration hedge instruments consist primarily of 10-year interest rate swap futures. Interest rate swap futures are uniquely designed to replicate the over-the-counter interest rate swap economics and are valued based on the difference between a series of semi-annual fixed interest rate payments and quarterly floating interest rate payments based on a three-month LIBOR rate over the term to maturity. Interest rate swap futures may either mature or “roll” on a quarterly basis or be held until maturity. As of June 30, 2015, the notional amounts of 10-year interest rate swap futures are as follows (dollars in thousands):

	Notional Amount	Fair Value	Implied Contract Rate	Market Rate
September 2015	$710,000	$(3,455)	2.58%	2.53%
March 2024	365,000	(37,172)	3.15%	2.35%
Total/weighted-average	$1,075,000	$(40,627)	2.77%	2.47%

The Company’s 10-year interest rate swap futures that mature in September 2015 trade on the Chicago Board of Trade Exchange. The Company expects to roll forward this hedge position on a quarterly basis with any adjustments to the notional amount based on the changes in the Company’s agency-backed MBS portfolio and related repurchase agreement financing as well as the Company’s expectations of market conditions. The Company’s 10-year interest rate swap futures that mature in March 2024 were originally purchased in December 2013, and the Company may periodically modify this hedge position based on the factors above.

Results of Operations

Operating Income

Our operating income consists primarily of net interest income and net investment gains and losses on our hedged MBS portfolio. Net interest income consists of interest income on our MBS portfolio less interest expense on our short-term repurchase agreement financing and long-term debt. Interest income for the Company’s agency-backed MBS is based on the contractual coupon. Purchase premiums or discounts, if any, on our agency-backed MBS portfolio are not amortized into interest income, but, instead, are a component of the fair value adjustments to the agency-backed MBS portfolio recorded in investment gain (loss), net.

Interest income on the private-label MBS, which are generally purchased at a discount to face value, is recognized based on the security’s expected effective interest rate. At acquisition, the accretable yield is calculated as the difference between the undiscounted expected cash flows and the purchase price, which is expected to be accreted into interest income over the remaining life of the security on a level-yield basis. The difference between the contractually required payments and the undiscounted expected cash flows represents the non-accretable difference. Based on actual payment activities and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change over time. Actual cash collections that exceed our prior estimates and/or positive changes in our periodic estimates of expected future cash flows increase the accretable yield and are recognized prospectively, through the use of a revised effective interest rate, as incremental interest income over the remaining life of the security. As a result, if our periodic estimates of future cash flows are higher than those actually received in future periods, we may recognize non-cash interest income over certain portions of the security’s holding period that exceeds the level of effective interest income that will ultimately be realized. In addition, as a result of upward revisions in a security’s effective interest rate, we may be subject to more frequent non-cash OTTI charges that are cumulatively higher than actual losses ultimately realized on the security.

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

For available-for-sale, private-label MBS securities that have been acquired with evidence of credit deterioration since origination, on a quarterly basis we re-estimate the amount and timing of cash flows expected to be collected based upon current information and events. For securities that are impaired, we compare the present value of our revised estimate of the amount and timing of expected cash flows, discounted at the security’s existing effective interest rate used for interest income recognition, to the security’s amortized cost basis. Any shortfall between the present value of cash flows expected to be collected and the security’s amortized cost basis is recognized as an OTTI charge in net income.

The Company’s derivative instruments that are intended to economically hedge agency-backed MBS and related borrowings are not designated as cash flow hedges under GAAP. As a result, all gains and losses on these instruments are included in net investment gains and losses on the statement of comprehensive income, including any implied periodic economic financing costs.

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

Three months ended June 30, 2015 compared to three months ended June 30, 2014

We reported net income of $6.6 million, or $0.29 per diluted share, for the three months ended June 30, 2015 compared to net income of $18.8 million, or $0.94 per diluted share, for the three months ended June 30, 2014 which included the following results for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended June 30,
	2015	2014
Interest income	$38,690	$30,063
Interest expense	4,575	2,676
Net interest income	34,115	27,387
Investment (loss) gain, net	(18,036)	7,906
Other expenses	3,831	4,380
Income before income taxes	12,248	30,913
Income tax provision	5,647	12,074
Net income	$6,601	$18,839

Dilutive earnings per share	$0.29	$0.94

Weighted-average diluted shares outstanding	23,098	20,060

Net Interest Income

Net interest income increased $6.7 million, or 24.5%, from $27.4 million for the three months ended June 30, 2014 to $34.1 million for the three months ended June 30, 2015. The increase is due primarily to an $8.6 million increase due to a change in volume (average balance) and a $1.2 million decrease due to a change in net rate on our MBS investment portfolio as discussed below. The increase in the average balance of our agency-backed MBS is primarily the result of deploying our investable capital generated from the capital raised from our public equity offerings in 2014 and public debt offering in 2015 as well as reinvesting proceeds from the sale of private-label MBS into agency-backed MBS on a levered basis. See additional yield analysis below.

The components of net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$3,690,506	$34,529	3.74%	$2,450,773	$23,184	3.78%
Private-label MBS:
Senior securities	—	—	—	—	—	—
Re-REMIC securities	176,813	4,155	9.40%	263,866	6,852	10.39%
Other investments	191	5	11.40%	274	7	10.27%
	$3,867,510	38,689	4.00%	$2,714,913	30,043	4.43%
Other (1)		1			20
		38,690			30,063
Repurchase agreements	$3,463,587	(3,395)	(0.39)%	$2,300,868	(2,124)	(0.37)%
Net interest income/spread		$35,295	3.61%		$27,939	4.06%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income from our MBS portfolio of $7.4 million from $27.9 million from the three months ended June 30, 2014 to $35.3 million for the three months ended June 30, 2015 is primarily due to the increase in our agency-backed MBS portfolio as discussed above. The decrease in yield in the overall MBS portfolio is primarily related to the decrease in the higher yielding unlevered private-label MBS portfolio from the prior period. Interest income from other investments represents interest on interest-only MBS.

The effects of changes in the composition of our investments on our net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
	Rate (1)	Volume (1)	Total Change
MBS:
Agency-backed MBS	$(257)	$11,602	$11,345
Private-label MBS:
Senior securities	—	—	—
Re-REMIC securities	(603)	(2,094)	(2,697)
Total private-label MBS	(603)	(2,094)	(2,697)
Total MBS	(860)	9,508	8,648
Other interest	—	(21)	(21)
Repurchase agreements	(356)	(915)	(1,271)
	$(1,216)	$8,572	$7,356

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense related to repurchase agreements increased $1.3 million, or 61.9%, to $3.4 million for the three months ended June 30, 2015 from $2.1 million for the three months ended June 30, 2014 due to the increase in repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public equity offerings in 2014, public debt offering in 2015 and sales of private-label MBS into purchases of new agency-backed MBS.

Interest expense related to long-term debt was $1.2 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense on long-term debt is attributable to the issuance of $35.3 million of senior notes in March 2015.

Investment (Loss) Gain, Net

Total investment (loss) gain, net, increased $25.9 million from a gain of $7.9 million for the three months ended June 30, 2014 to a loss of $18.0 million for the three months ended June 30, 2015 primarily due to an increase in net investment losses as follows (dollars in thousands):

	Three Months Ended June 30,
	2015	2014
Realized gains on sale of available-for-sale investments, net	$13,117	$4,690
OTTI charges on available-for-sale securities	—	(80)
(Losses) gains on trading investments, net	(61,849)	49,694
Gains (losses) from derivative instruments, net	30,391	(46,585)
Other, net	305	187
Investment (loss) gain, net	$(18,036)	$7,906

The Company’s available-for-sale investments substantially consist of the Company’s private-label MBS acquired prior to 2015. The realized gains on sale of available-for-sale investments, net, recognized for the three months ended June 30, 2015 and 2014 were primarily the result of $89.6 million and $21.5 million of proceeds received, respectively, from the sales of private-label MBS resulting in a realized gain of $13.1 million and $4.7 million, respectively.

We recorded no OTTI charges for the three months ended June 30, 2015 on available-for-sale, private-label MBS. We recorded OTTI charges of $0.1 million for the three months ended June 30, 2014 on available-for-sale, private-label MBS with a cost basis of $2.2 million prior to recognizing the OTTI charges. OTTI charges represent the excess of the amortized cost basis over the net present value of expected future cash flows discounted using the current yield used for interest income recognition.

The Company’s trading investments primarily consists of agency-backed MBS. The $61.8 million of losses on trading investments, net, recognized for the three months ended June 30, 2015 were primarily the result of net mark-to-market unrealized loss adjustments as well as net realized losses from sales of trading investments. During the three months ended June 30, 2015, the Company sold trading agency-backed MBS securities for total proceeds of $148.0 million that had $0.4 million in net cumulative losses from the acquisition price. The net investment loss on trading investments for the three months ended June 30, 2015 was attributed primarily to an increase in interest rates and widening mortgage spreads during the period. The $49.7 million of gains on trading investments, net, recognized for the three months ended June 30, 2014 were the result of net mark-to-market unrealized gain adjustments. There were no sales of trading agency-backed investments for the three months ended June 30, 2014.

The Company’s derivative instruments consist primarily of Eurodollar futures, 10-year swap futures and 10-year U.S. Treasury note futures as well as commitments to purchase or sell agency-backed MBS. The $30.4 million of gains from derivative instruments, net, recognized for the three months ended June 30, 2015 were the result of net realized and unrealized mark-to-market gain adjustments. The derivative instruments closed during the three months ended June 30, 2015 had $1.1 million in net cumulative losses from the contract price. The $46.6 million of losses from derivative instruments, net, recognized for the three months ended June 30, 2014 were the result of net realized and unrealized mark-to-market loss adjustments. The derivative instruments closed during the three months ended June 30, 2014 had $10.2 million in net cumulative losses from the contract price. During periods of falling interest rates, the Company will generally experience losses on its derivative instruments and during periods of rising interest rates, the Company will generally experience gains on its derivative instruments. The gains from derivative instruments during the three months ended June 30, 2015 were due primarily to an increase in interest rates during the period. The 10-year U.S. Treasury rate increased from 1.94% as of March 31, 2015 to 2.35% as of June 30, 2015.

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

Other Expenses

Other expenses decreased by $0.6 million, or 13.6%, from $4.4 million for the three months ended June 30, 2014 to $3.8 million for the three months ended June 30, 2015, primarily due to a decrease in expenses for compensation and benefits. The decrease in compensation and benefits expenses is primarily a result of decreases in stock-based compensation attributable to a decline in the performance measurements for certain of the Company’s performance share units granted to executive officers.

Income Tax Provision

The Company’s income tax provision was $5.6 million and $12.1 million for the three months ended June 30, 2015 and 2014, respectively, representing an effective income tax rate of 46.1% and 39.1%, respectively. The increase in the effective income tax rate for the three months ended June 30, 2015 is attributable to a modest increase in the Company’s valuation allowance on its deferred income tax asset.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes current unrealized gains (losses) for mark-to-market changes in the Company’s available-for-sale MBS portfolio as well as reclassifications related to reversal of prior period unrealized gains or losses upon realization for a sale or repayment of available-for-sale MBS. Other comprehensive loss was $(13.1) million and $(1.2) million for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015, other comprehensive loss included net unrealized mark-to-market gains of $0.3 million on the available-for-sale MBS portfolio, net of a tax provision of $0.1 million, and $17.6 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $4.3 million. For the three months ended June 30, 2014, other comprehensive loss included net unrealized mark-to-market gains of $2.5 million on the available-for-sale MBS portfolio, net of a tax provision of $1.0 million, $4.5 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $1.8 million, and $80.1 thousand of OTTI charges on available-for-sale securities, net of a tax provision of $31.1 thousand.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

We reported a net loss of $35.6 million, or $1.55 per diluted share, for the six months ended June 30, 2015 compared to net income of $25.9 million, or $1.39 per diluted share, for the six months ended June 30, 2014 which included the following results for the periods indicated (dollars in thousands, except per share amounts):

	Six Months Ended June 30,
	2015	2014
Interest income	$75,654	$53,930
Interest expense	8,303	4,961
Net interest income	67,351	48,969
Investment (loss) gain, net	(77,407)	1,992
Other expenses	7,139	8,535
(Loss) income before income taxes	(17,195)	42,426
Income tax provision	18,389	16,554
Net (loss) income	$(35,584)	$25,872
Diluted (loss) earnings per share	$(1.55)	$1.39
Weighted-average diluted shares outstanding	22,976	18,579

Net Interest Income

Net interest income increased $18.4 million, or 37.6%, from $49.0 million for the six months ended June 30, 2014 to $67.4 million for the six months ended June 30, 2015. The increase is due primarily to a $20.9 million increase due to a change in volume (average balance) and a $1.8 million decrease due to a change in net rate on our MBS investment portfolio as discussed below. The increase in the average balance of our agency-backed MBS is primarily the result of deploying our investable capital generated from the capital raised from our public equity offerings in 2014 and public debt offering in 2015 as well as reinvesting proceeds from the sale of private-label MBS into agency-backed MBS on a levered basis. See additional yield analysis below.

The components of net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Six Months Ended June 30,
	2015			2014
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$3,538,278	$66,443	3.76%	$2,111,619	$39,892	3.78%
Private-label MBS:
Senior securities	—	—	—	2,731	226	16.55%
Re-REMIC securities	194,023	9,198	9.48%	268,960	13,776	10.24%
Other investments	197	11	11.17%	289	15	10.34%
	$3,732,498	75,652	4.05%	$2,383,599	53,909	4.52%
Other (1)		2			21
		75,654			53,930
Repurchase agreements	$3,341,379	(6,475)	(0.39)%	$1,990,904	(3,858)	(0.39)%
Net interest income/spread		$69,179	3.66%		$50,072	4.13%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income from our MBS portfolio of $19.1 million from $50.1 million from the six months ended June 30, 2014 to $69.2 million for the six months ended June 30, 2015 is primarily due to the increase in our agency-backed MBS portfolio as discussed above. The decrease in yield in the overall MBS portfolio is primarily related to the decrease in the higher yielding unlevered private-label MBS portfolio from the prior period. Interest income from other investments represents interest on interest-only MBS.

The effects of changes in the composition of our investments on our net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
	Rate (1)	Volume (1)	Total Change
MBS:
Agency-backed MBS	$(241)	$26,792	$26,551
Private-label MBS:
Senior securities	(113)	(113)	(226)
Re-REMIC securities	(965)	(3,613)	(4,578)
Total private-label MBS	(1,078)	(3,726)	(4,804)
Total MBS	(1,319)	23,066	21,747
Other interest	—	(23)	(23)
Repurchase agreements	(448)	(2,169)	(2,617)
	$(1,767)	$20,874	$19,107

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense related to repurchase agreements increased $2.6 million, or 66.7%, to $6.5 million for the six months ended June 30, 2015 from $3.9 million for the six months ended June 31, 2014 due to the increase in repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public equity offerings in 2014, public debt offering in 2015 and sales of private-label MBS into purchases of new agency-backed MBS.

Interest expense related to long-term debt was $1.8 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense on long-term debt is attributable to the issuance of $35.3 million of senior notes in March 2015.

Investment (Loss) Gain, Net

Total investment (loss) gain, net, increased $79.4 million from a gain of $2.0 million for the six months ended June 30, 2014 to a loss of $77.4 million for the six months ended June 30, 2015 primarily due to an increase in net investment losses as follows (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Realized gains on sale of available-for-sale investments, net	$16,465	$9,359
OTTI charges on available-for-sale securities	—	(80)
(Losses) gains on trading investments, net	(48,558)	62,454
Losses from derivative instruments, net	(45,728)	(70,065)
Other, net	414	324
Investment (loss) gain, net	$(77,407)	$1,992

The Company’s available-for-sale investments substantially consist of the Company’s private-label MBS acquired prior to 2015. The realized gains on sale of available-for-sale investments, net, recognized for the six months ended June 30, 2015 and 2014 were primarily the result of $110.5 million and $37.2 million of proceeds received, respectively, from the sales of private-label MBS resulting in a realized gain of $16.5 million and $9.4 million, respectively.

We recorded no OTTI charges for the six months ended June 30, 2015 on available-for-sale, private-label MBS. We recorded OTTI charges of $0.1 million for the six months ended June 30, 2014 on available-for-sale, private-label MBS with a cost basis of $2.2 million prior to recognizing the OTTI charges. OTTI charges represent the excess of the amortized cost basis over the net present value of expected future cash flows discounted using the current yield used for interest income recognition.

The Company’s trading investments primarily consists of agency-backed MBS. The $48.6 million of losses on trading investments, net, recognized for the six months ended June 30, 2015 were primarily the result of net mark-to-market unrealized loss adjustments as well as net realized losses from sales of trading investments. During the six months ended June 30, 2015, the Company sold trading agency-backed MBS securities for total proceeds of $278.7 million that had $1.1 million in net cumulative losses from the acquisition price. The net investment loss on trading investments for the six months ended June 30, 2015 was attributable primarily to an increase in interest rates and widening mortgage spreads during the period. The $62.4 million of gains on trading investments, net, recognized for the six months ended June 30, 2014 were the result of net mark-to-market unrealized gain adjustments. There were no sales of trading agency-backed investments for the six months ended June 30, 2014.

The Company’s derivative instruments consist primarily of Eurodollar futures, 10-year swap futures and 10-year U.S. Treasury note futures as well as commitments to purchase or sell agency-backed MBS. The $45.7 million of losses from derivative instruments, net, recognized for the six months ended June 30, 2015 were the result of net realized and unrealized mark-to-market loss adjustments. The derivative instruments closed during the six months ended June 30, 2015 had $26.0 million in net cumulative losses from the contract price. The $70.1 million of losses from derivative instruments, net, recognized were the result of net realized and unrealized mark-to-market loss adjustments. The derivative instruments closed during the six months ended June 30, 2014 had $16.8 million in net cumulative losses from the contract price.

Other Expenses

Other expenses decreased by $1.4 million, or 16.5%, from $8.5 million for the six months ended June 30, 2014 to $7.1 million for the six months ended June 30, 2015, primarily due to a decrease in expenses for compensation and benefits and professional services. The decrease in compensation and benefits expenses is primarily a result of decreases in stock-based compensation attributable to a decline in the performance measurements for certain of the Company’s performance share units granted to executive officers. The decrease in professional services expenses is due primarily to a decline in legal fees compared to the prior period.

Income Tax Provision

The Company’s income tax provision was $18.4 million and $16.6 million for the six months ended June 30, 2015 and 2014, respectively. The income tax provision for the six months ended June 30, 2015 includes an increase in the valuation allowance against the deferred tax assets of $28.8 million primarily from net capital losses generated during the six months ended June 30, 2015. The net capital losses for the six months ended June 30, 2015 were attributable primarily to realized and unrealized losses on certain of the Company’s hedging instruments.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes current unrealized gains (losses) for mark-to-market changes in the Company’s available-for-sale MBS portfolio as well as reclassifications related to reversal of prior period unrealized gains or losses upon realization for a sale or repayment of available-for-sale MBS. Other comprehensive loss was $(21.0) million and $(3.3) million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, other comprehensive loss included net unrealized mark-to-market losses of $3.9 million on the available-for-sale MBS portfolio, net of a tax benefit of $1.4 million, and $24.3 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $5.8 million. For the six months ended June 30, 2014, other comprehensive loss included net unrealized mark-to-market gains of $4.2 million on the available-for-sale MBS portfolio, net of a tax provision of $1.6 million, $9.1 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $3.2 million, and $80.1 thousand of OTTI charges on available-for-sale securities, net of a tax provision of $31.1 thousand.

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

Cash Flows

As of June 30, 2015, our cash and cash equivalents totaled $20.8 million, representing a net decrease of $13.0 million from $33.8 million as of December 31, 2014. The cash provided by operating activities of $46.2 million during the six months ended June 30, 2015 was attributable primarily to net interest income less our expenses. The cash used in investing activities of $505.6 million during the six months ended June 30, 2015 relates primarily to purchases of agency-backed MBS and funding of deposits for margin calls on the Company’s Eurodollar and 10-year swap futures contracts, partially offset by sales of agency-backed and private-label MBS and the principal payments received on agency-backed MBS. The cash provided by financing activities of $446.4 million during the six months ended June 30, 2015 relates primarily to net proceeds from repurchase agreements used to finance a portion of the MBS portfolio and from proceeds from a completed public offering of debt securities, partially offset by dividend payments on common stock.

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

As of June 30, 2015, liquid assets consisted primarily of cash and cash equivalents of $20.8 million and net investments in MBS of $455.4 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS. The $455.4 million net investment in MBS includes $81.6 million of unpledged private-label MBS.

As of June 30, 2015, our liabilities totaled $4.1 billion. In addition to other payables and accrued expenses, our liabilities consisted of repurchase agreements and long-term debt. As of June 30, 2015, our debt-to-equity leverage ratio was 6.8 to 1. Including the Company’s net purchased securities payable, the Company’s debt to equity ratio was 7.3 to 1 as of June 30, 2015.

As of June 30, 2015, we had $75.3 million of total long-term debt. Our trust preferred debt with a principal amount of $15.0 million outstanding as of June 30, 2015 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of June 30, 2015 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of June 30, 2015 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	June 30, 2015	December 31, 2014
Pledged with agency-backed MBS:
Repurchase agreements outstanding	$3,592,357	$3,137,586
Agency-backed MBS collateral, at fair value	3,783,743	3,300,383
Net amount (1)	191,386	162,797
Weighted-average rate	0.38%	0.38%
Weighted-average term to maturity	14.0 days	14.0 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$39,415	$42,189
Private-label MBS collateral, at fair value	70,572	75,642
Net amount (1)	31,157	33,453
Weighted-average rate	2.12%	1.98%
Weighted-average term to maturity	22.0 days	21.8 days
Total MBS:
Repurchase agreements outstanding	$3,631,772	$3,179,775
MBS collateral, at fair value	3,854,315	3,376,025
Net amount (1)	222,543	196,250
Weighted-average rate	0.40%	0.40%
Weighted-average term to maturity	14.1 days	14.1 days
Maximum amount outstanding at any month-end during the period	$3,631,772	$3,183,811

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative financial instruments including Eurodollar futures, swap futures, U.S. Treasury futures contracts, interest rate swaps, put options and certain commitments to purchase and sell MBS. The exchange traded derivatives such as Eurodollar futures and swap futures are, in effect, settled on a daily basis by the exchange of cash variation margin. The Company may be required to pledge collateral for margin requirements with third-party custodians in connection with certain of its other derivative transactions. These transactions are not under master netting agreements. To date, we have not had any margin calls on our derivative agreements that we were not able to satisfy. However, if we encounter decreases in long-term interest rates, margin calls on our derivative agreements could result in a material adverse change in our liquidity position. As of June 30, 2015, the Company had outstanding exchange traded Eurodollar futures and 10-year swap futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	June 30, 2015
	Notional Amount	Net Fair Value	Collateral Deposit
Eurodollar futures(1)	$2,427,221	$(98,895)	$121,903
10-year swap futures	1,075,000	(40,627)	57,952

(1)	Represents the weighted-average notional of the Eurodollar futures contracts that mature on a quarterly basis from September 2015 through June 2020. The total notional amount of all Eurodollar future contracts was $41,460,000 as of June 30, 2015.

Federal Home Loan Bank Membership Application

In July 2015, the Company’s wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), received approval of its application for membership to the Federal Home Loan Bank (“FHLB”) of Cincinnati. The FHLB of Cincinnati, like each of the 11 regional FHLBs, is a cooperative that provides its member financial institutions with a number of financial products and services, including long and short-term secured borrowings that are known as “advances.” FHLB advances may be collateralized by a number of real estate related assets, including agency-backed MBS. To become a member of an FHLB, following the approval of its membership application, a financial institution is required to acquire membership stock as well as activity-based stock (the amount of which is based upon the dollar amount of the member’s outstanding advances) in that FHLB. Should Key Bridge become a member of the FHLB of Cincinnati, the Company will experience an increase in flexibility within its financing strategies and further diversify its sources of funds.

In September 2014, the Federal Housing Financing Agency (“FHFA”) issued a Notice of Proposed Rulemaking (the “Proposed Rule”), along with an associated request for comment, that, among other effects, proposes the exclusion of captive insurance companies from eligibility for FHLB membership. If enacted, the Proposed Rule would result in the immediate termination of captive insurance companies as FHLB members that became members after the Proposed Rule’s publication date. Such captive insurance companies could be required to immediately repay outstanding advances. Additionally, the FHLB would have up to five years to redeem the membership and activity-based stock held by such captive insurance companies. It is unclear whether the Proposed Rule will be enacted in its current form. The ultimate content of any final rule enacted by FHFA could have a material impact on Key Bridge’s ability to obtain funding through the FHLB, should it become an FHLB member.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 18	December 31	January 30, 2015
September 30	0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2015 and December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss through a change in realizable value that can result from a change in the prices of securities, a change in the value of financial instruments as a result of changes in interest rates, a change in the volatility of interest rates or a change in the credit rating of an issuer. We monitor market and business risk, including credit, interest rate, spread, equity, operations, liquidity, compliance, legal, reputational, and equity ownership risks through a number of control procedures designed to identify and evaluate the various risks to which our business and assets are exposed. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our risk management strategies.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended June 30, 2015:

Total Private-Label Securities
Yield (% of amortized cost)	9.4%
Average cost (% of face value)	54.9%
Weighted-average coupon	3.0%
Delinquencies greater than 60 plus days	12.4%
Credit enhancement	0.1%
Severity (three months average)	33.0%
Constant prepayment rate (three months average)	12.3%

Key credit and prepayment measures in our private-label MBS portfolio reflected improvement during the three months ended June 30, 2015 as compared to the prior quarter. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 12.4% at June 30, 2015 from 13.9% at March 31, 2015 and trailing three month average loss severities on liquidated loans decreased to 33.0% at June 30, 2015 from 42.3% at March 31, 2015. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 assets of the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants. These assumptions include, among others, interest rates, prepayment rates, discount rates, credit default rates, loss severity rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value per share as of June 30, 2015. The changes in rates are assumed to occur instantaneously. The table below is based on a change in either the credit default rates or loss severity rates in isolation. However, a change in one valuation assumption may be accompanied by a directionally opposite change in another valuation assumption. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	June 30, 2015
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS, private-label	$152,162	$150,187	(1.30)%	$154,187	1.33%	$149,684	(1.63)%	$154,642	1.63%
MBS, agency	4,154,387	4,154,387	—	4,154,387	—	4,154,387	—	4,154,387	—
Other	388,121	388,121	—	388,121	—	388,121	—	388,121	—
Total assets	$4,694,670	$4,692,695	(0.04)%	$4,696,695	0.04%	$4,692,192	(0.05)%	$4,697,150	0.05%
Liabilities	$4,149,282	$4,149,282	—	$4,149,282	—	$4,149,282	—	$4,149,282	—
Equity	545,388	543,413	(0.36)%	547,413	0.37%	542,910	(0.45)%	547,868	0.45%
Total liabilities and equity	$4,694,670	$4,692,695	(0.04)%	$4,696,695	0.04%	$4,692,192	(0.05)%	$4,697,150	0.05%
Book value per share	$23.71	$23.62	(0.36)%	$23.80	0.37%	$23.60	(0.45)%	$23.82	0.45%

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

Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” Management’s estimate of change in value for MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value of the MBS reflects an effective duration of 5.62 in a rising interest rate environment and 3.86 in a declining interest rate environment.

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

	June 30, 2015
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$4,306,549	$4,064,576	(5.62)%	$4,472,702	3.86%
Derivative asset	2,144	24,367	1,036.52%	(16,699)	(878.87)%
Other	385,977	385,977	—	385,977	—
Total assets	$4,694,670	$4,474,920	(4.68)%	$4,841,980	3.14%
Liabilities
Repurchase agreements	$3,631,772	$3,631,772	—	$3,631,772	—
Derivative liability	144,936	(21,728)	(114.99)%	319,485	120.43%
Other	372,574	372,574	—	372,574	—
Total liabilities	4,149,282	3,982,618	(4.02)%	4,323,831	4.21%
Equity	545,388	492,302	(9.73)%	518,149	(4.99)%
Total liabilities and equity	$4,694,670	$4,474,920	(4.68)%	$4,841,980	3.14%
Book value per share	$23.71	$21.40	(9.73)%	$22.52	(4.99)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
4.01	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.02	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.03	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (333-171537).
4.04	Form of Senior Note (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (133-171537).
4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2009).
4.08	Second Supplemental Indenture, dated as of March 18, 2015, between the Registrant, Wells Fargo Bank, National Association, as Trustee and The Bank of New York Mellon, as Series Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-A filed on March 18, 2015).
4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on March 17, 2015).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***
*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2015 and the Year Ended December 31, 2014; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 31, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
4.01	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.02	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.03	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (333-171537).
4.04	Form of Senior Note (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (133-171537).
4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2009).
4.08	Second Supplemental Indenture, dated as of March 18, 2015, between the Registrant, Wells Fargo Bank, National Association, as Trustee and The Bank of New York Mellon, as Series Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-A filed on March 18, 2015).
4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on March 17, 2015).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***
*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2015 and the Year Ended December 31, 2014; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014.

