Form 10-Q
period 2015-09-30
Arlington Asset Investment Corp.
filed 2015-11-02
CIK 1209028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 30, 2015:

Title	Outstanding
Class A Common Stock	22,921,014 shares
Class B Common Stock	104,716 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015
INDEX

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$13,529	$33,832
Interest receivable	11,459	10,701
Sold securities receivable	28,035	—
Mortgage-backed securities, at fair value
Private-label	134,789	267,437
Agency	3,790,044	3,414,340
Derivative assets, at fair value	3,863	1,267
Deferred tax assets, net	103,319	125,607
Deposits	87,258	160,427
Other assets	9,938	4,120
Total assets	$4,182,234	$4,017,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,153,756	$3,179,775
Federal Home Loan Bank advances	308,500	—
Interest payable	1,200	1,106
Accrued compensation and benefits	4,293	6,067
Dividend payable	14,553	20,195
Derivative liabilities, at fair value	53,514	124,308
Purchased securities payable	92,107	—
Other liabilities	1,003	1,006
Long-term debt	75,300	40,000
Total liabilities	3,704,226	3,372,457
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 22,927,682 and 22,860,922 shares issued and outstanding, respectively	229	229
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 104,716 and 105,869 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,897,472	1,897,027
Accumulated other comprehensive income, net of taxes of $2,570 and $11,666, respectively	11,334	35,872
Accumulated deficit	(1,431,028)	(1,287,855)
Total stockholders’ equity	478,008	645,274
Total liabilities and stockholders’ equity	$4,182,234	$4,017,731

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Agency mortgage-backed securities	$37,325	$26,711	$103,769	$66,603
Private-label mortgage-backed securities	3,244	6,583	12,442	20,585
Other	6	7	18	43
Total interest income	40,575	33,301	116,229	87,231
Interest expense
Short-term debt	3,989	2,422	10,464	6,280
Long-term debt	1,176	554	3,004	1,657
Total interest expense	5,165	2,976	13,468	7,937
Net interest income	35,410	30,325	102,761	79,294
Investment loss, net
Realized gain on sale of available-for-sale investments, net	969	3,467	17,434	12,826
Other-than-temporary impairment charges	—	(71)	—	(151)
Gain (loss) on trading investments, net	27,553	(18,025)	(21,005)	44,429
(Loss) gain from derivative instruments, net	(97,828)	7,556	(143,556)	(62,509)
Other, net	8	91	422	415
Total investment loss, net	(69,298)	(6,982)	(146,705)	(4,990)
Other expenses
Compensation and benefits	2,071	3,995	7,152	10,141
Other expenses	1,174	1,059	3,232	3,448
Total other expenses	3,245	5,054	10,384	13,589
(Loss) income before income taxes	(37,133)	18,289	(54,328)	60,715
Income tax provision	15,497	5,442	33,886	21,996
Net (loss) income	$(52,630)	$12,847	$(88,214)	$38,719
Basic (loss) earnings per share	$(2.29)	$0.62	$(3.84)	$2.03
Diluted (loss) earnings per share	$(2.29)	$0.61	$(3.84)	$1.99
Weighted-average shares outstanding (in thousands)
Basic	23,021	20,577	22,991	19,056
Diluted	23,021	21,055	22,991	19,413
Other comprehensive (loss) income, net of taxes
Unrealized gains (losses) on available-for-sale securities (net of taxes of $(1,562), $139, $(4,117), and $1,717, respectively)	$(2,451)	$219	$(6,775)	$2,697
Reclassification
Included in investment gains (loss), net, related to sales of available-for-sale securities (net of taxes of $(287), $(794), $(4,979), and $(3,925), respectively)	(1,122)	(2,499)	(17,763)	(8,368)
Included in investment gain (loss), net, related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $-0-, $28, $-0-, and $59, respectively)	—	43	—	92
Comprehensive (loss) income	$(56,203)	$10,610	$(112,752)	$33,140

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in thousands)
(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2013	16,047,965	$160	554,055	$6	$1,727,398	$46,269	$(1,220,562)	$553,271
Net income	—	—	—	—	—	—	7,753	7,753
Conversion of Class B common stock to Class A common stock	448,186	5	(448,186)	(5)	—	—	—	—
Issuance of common stock	6,419,247	64	—	—	166,819	—	—	166,883
Repurchase of common stock under stock-based compensation plans	(54,476)	—	—	—	(1,478)	—	—	(1,478)
Stock-based compensation	—	—	—	—	3,813	—	—	3,813
Income tax benefit from stock-based compensation	—	—	—	—	475	—	—	475
Other comprehensive loss	—	—	—	—	—	(10,397)	—	(10,397)
Dividends declared	—	—	—	—	—	—	(75,046)	(75,046)
Balances, December 31, 2014	22,860,922	229	105,869	1	1,897,027	35,872	(1,287,855)	645,274
Net loss	—	—	—	—	—	—	(88,214)	(88,214)
Conversion of Class B common stock to Class A common stock	1,153	—	(1,153)	—	—	—	—	—
Issuance of common stock	97,651	—	—	—	—	—	—	—
Repurchase of common stock under stock-based compensation plans	(32,044)	—	—	—	(572)	—	—	(572)
Stock-based compensation	—	—	—	—	291	—	—	291
Income tax benefit from stock-based compensation	—	—	—	—	726	—	—	726
Other comprehensive loss	—	—	—	—	—	(24,538)	—	(24,538)
Dividends declared	—	—	—	—	—	—	(54,959)	(54,959)
Balances, September 30, 2015	22,927,682	$229	104,716	$1	$1,897,472	$11,334	$(1,431,028)	$478,008

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(88,214)	$38,719
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Net investment loss	146,705	4,990
Net discount accretion on mortgage-backed securities	(6,820)	(10,256)
Deferred tax provision	31,384	20,314
Other	(295)	1,502
Changes in operating assets
Interest receivable	(757)	(4,086)
Other assets	1,551	(1,728)
Changes in operating liabilities
Interest payable and other liabilities	(27)	(721)
Accrued compensation and benefits	(1,773)	(1,217)
Net cash provided by operating activities	81,754	47,517
Cash flows from investing activities:
Purchases of private-label mortgage-backed securities	(2,870)	—
Purchases of agency mortgage-backed securities	(1,506,573)	(1,500,675)
Proceeds from sales of private-label mortgage-backed securities	124,637	62,276
Proceeds from sales of agency mortgage-backed securities	801,459	65,251
Receipt of principal payments on private-label mortgage-backed securities	1,705	1,825
Receipt of principal payments on agency mortgage-backed securities	372,493	143,618
Payments for derivatives and deposits, net	(143,777)	(76,831)
Other	(5,797)	176
Net cash used in investing activities	(358,723)	(1,304,360)
Cash flows from financing activities:
(Repayments for) proceeds from repurchase agreements, net	(26,019)	1,120,936
Proceeds from Federal Home Loan Bank advances	308,500	—
Proceeds from stock issuance, net	—	167,183
Proceeds from long-term debt issuance, net	34,063	—
Excess tax benefits associated with stock-based awards	726	475
Dividends paid	(60,604)	(49,286)
Net cash provided by financing activities	256,666	1,239,308
Net decrease in cash and cash equivalents	(20,303)	(17,535)
Cash and cash equivalents, beginning of period	33,832	48,628
Cash and cash equivalents, end of period	$13,529	$31,093
Supplemental cash flow information
Cash payments for interest	$13,228	$7,732
Cash payments for taxes	$433	$1,759

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 1. Organization and Basis of Presentation:

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that acquires and holds residential mortgage-related assets consisting primarily of residential mortgage-backed securities (“MBS”). The Company’s investments include (i) residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”) such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and collectively referred to as “agency MBS,” and (ii) residential MBS issued by private institutions for which the principal and interest payments are not guaranteed by a GSE and are referred to as “private-label MBS” or “non-agency MBS.”

The Company is a Virginia corporation and taxed as a C Corporation for U.S. Federal income tax purposes.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Therefore, they do not include all information required by GAAP for complete financial statements. The interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the entire year or any other subsequent interim period. The Company’s unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2. Updates to Significant Accounting Policies:

Interest Income Recognition for Investments in Private-label MBS Classified as Trading Securities

In the second quarter of 2015, the Company acquired private-label MBS that it classified as trading securities. Interest income on private-label MBS classified as trading securities that, at the time of acquisition, are not considered to be of high credit quality or may be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its initial recorded investment is recognized using the prospective effective interest method. In applying the prospective effective interest method, the Company, at the time of acquisition, determines the security’s effective interest rate by solving for the single discount rate that equates the present value of the Company’s estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. Subsequent to acquisition, the amount of periodic interest income recognized is determined by applying the security’s effective interest rate to its amortized purchase price, or “reference amount.”

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 2. Updates to Significant Accounting Policies:  – (continued)

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

Note 3. Investments in Agency MBS:

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. Substantially all of the Company’s investments in agency MBS are classified as trading securities; accordingly, all periodic changes in the fair value of agency MBS are recognized in earnings as a component of “investment loss, net” in the accompanying consolidated statements of comprehensive income. Interest income is accrued at each agency MBS’ stated coupon rate. Purchase premiums and discounts, if any, on trading agency MBS are not amortized into interest income and are included in the periodic changes in fair value.

The following table provides the fair value of the Company’s available-for-sale and trading investments in agency MBS as of the dates indicated:

	Fair Value as of
	September 30, 2015	December 31, 2014
Agency MBS classified as:
Available-for-sale	$26	$40
Trading	3,790,018	3,414,300
Total	$3,790,044	$3,414,340

The following table provides additional information about the gains and losses recognized as a component of investment loss, net in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in agency MBS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$29,795	$(17,807)	$(9,552)	$43,078
Agency MBS sold during the period	(2,035)	(218)	(11,471)	1,351
Total	$27,760	$(18,025)	$(21,023)	$44,429

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 4. Investments in Private-Label MBS:

The Company’s investments in private-label MBS are reported in the accompanying consolidated balance sheets at fair value. Periodic interest income is accrued based upon each private-label MBS’ effective interest rate, which is calculated based upon the Company’s estimate of cash flows expected to be collected from the security. Private-label MBS acquired prior to 2015 are classified as available-for-sale. Unrealized holding gains and losses stemming from periodic changes in the fair value of the Company’s available-for-sale private-label MBS that do not constitute other-than-temporary impairments are recognized as a component of other comprehensive income. Other-than-temporary impairments as well as gains and losses realized upon the sale of available-for-sale private-label MBS are recognized in earnings as a component of “investment loss, net.” The Company’s investments in private-label MBS acquired in 2015 are classified as trading securities. All periodic changes in the fair value of the Company’s trading private-label MBS that are not attributed to interest income are recognized in earnings as a component of “investment loss, net.”

The following table provides the fair value of the Company’s available-for-sale and trading investments in private-label MBS as of the dates indicated:

	Fair Value as of
	September 30, 2015	December 31, 2014
Private-label MBS classified as:
Available-for-sale	$131,834	$267,437
Trading	2,955	—
Total	$134,789	$267,437

As of September 30, 2015, the private-label MBS portfolio consists almost entirely of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. During 2014, the Company’s private-label MBS portfolio also included senior class REMIC securities. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities, as well as those held as direct investments during 2014, represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The majority of the trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure, while a minority of the issuing trusts employ a “pro-rata” principal repayment structure. Accordingly, the majority of the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest is accrued on each re-REMIC security’s outstanding principal balance at its contractual coupon rate. The Company’s private-label MBS, on a weighted-average basis, have a nominal amount of remaining structural credit enhancement provided by collateral-level subordinate interests.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 4. Investments in Private-Label MBS:  – (continued)

The prime and Alt-A residential mortgage loans that serve as collateral to the underlying REMIC securitization trusts of the Company’s private-label MBS had the following weighted average characteristics, based on face value, as of the dates indicated:

	September 30, 2015	December 31, 2014
Original loan-to-value	67%	68%
Original FICO score	723	722
Three-month prepayment rate	14%	11%
Three-month loss severities	29%	41%

Available-for-Sale Private-Label MBS

Each quarter, the Company considers current information and events to prepare its best estimate of the cash flows expected to be collected for each of its private-label MBS. To prepare its best estimate of cash flows expected to be collected, the Company develops a number of assumptions about the future performance of the pools of mortgage loans that serve as collateral for its investments, including assumptions about the timing and amount of prepayments and credit losses.

The excess of the Company’s estimate of undiscounted future cash flows expected to be collected over the security’s amortized cost basis represents that security’s accretable yield. The accretable yield is expected to be recognized as interest income over the remaining life of the security on a level yield basis. The difference between undiscounted future contractual cash flows and undiscounted future expected cash flows represents the non-accretable difference. Based on actual payments received and/or changes in the estimate of future cash flows expected to be collected, the accretable yield and the non-accretable difference can change over time. Actual cash collections that exceed prior estimates and/or positive changes in the Company’s periodic estimate of expected future cash flows result in a reclassification of non-accretable difference to accretable yield. Conversely, actual cash collections that fall short of prior estimates and/or adverse changes in the Company’s periodic estimate of expected future cash flows result in a reclassification of accretable yield to non-accretable difference.

The following table presents the changes in the accretable yield solely for available-for-sale, private-label MBS for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$103,065	$291,128	$202,108	$326,330
Accretion	(3,197)	(6,583)	(12,395)	(20,602)
Reclassifications, net	(5,075)	1,960	(9,579)	15,332
Acquisitions	—	—	—	—
Sales	(6,181)	(19,087)	(91,522)	(53,642)
Ending balance	$88,612	$267,418	$88,612	$267,418

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 4. Investments in Private-Label MBS:  – (continued)

Gross unrealized gains and losses accumulated in other comprehensive income for the Company’s investments in available-for-sale private-label MBS were the following as of the dates indicated:

	September 30, 2015
	Amortized Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Private-label MBS	$117,932	$13,902	$—	$131,834

(1)	The amortized cost includes unamortized net discounts of $55,739 at September 30, 2015.

	December 31, 2014
	Amortized Cost Basis(1)	Unrealized		Fair Value
		Gains	Losses
Private-label MBS	$219,904	$47,533	$—	$267,437

(1)	The amortized cost includes unamortized net discounts of $133,333 at December 31, 2014.

The Company recorded no other-than-temporary impairment charges on available-for-sale private-label MBS during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Company recorded other-than-temporary impairment charges of $71 and $122, respectively, as a component of “investment loss, net” on the consolidated statements of comprehensive income related to deterioration in credit quality on available-for-sale, private-label MBS with a cost basis of $2,139 and $2,174, respectively, prior to recognizing the other-than-temporary impairment charges. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale private-label MBS held as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cumulative credit related other-than-temporary impairment, beginning balance	$12,822	$19,687	$18,903	$23,663
Other-than-temporary impairments not previously recognized	—	—	—	122
Increases related to other-than-temporary impairments on securities with previously recognized other-than-temporary impairments	—	71	—	—
Decreases related to other-than-temporary impairments on sold securities	(1,222)	—	(7,303)	(4,027)
Cumulative credit related other-than-temporary impairment, ending balance	$11,600	$19,758	$11,600	$19,758

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 4. Investments in Private-Label MBS:  – (continued)

The following table presents the results of sales of available-for-sale private-label MBS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$14,164	$25,044	$124,637	$62,275
Gross realized gains	975	3,467	17,854	12,826
Gross realized losses	6	—	420	—

The Company uses the specific identification method to determine the unrealized gain or loss that is recognized in earnings upon the sale of an available-for-sale private-label MBS.

Trading Private-Label MBS

The following table provides additional information about the gains and losses recognized as a component of “investment loss, net” in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in private-label MBS classified as trading securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (losses) gains recognized in earnings for:
Private-label MBS still held at period end	$(164)	$—	$61	$—
Private-label MBS sold during the period	—	—	—	—
Total	$(164)	$—	$61	$—

Note 5. Borrowings:

Repurchase Agreements

The Company has entered into repurchase agreements to fund its investments in MBS. Securities sold under agreements to repurchase, which are treated as financing transactions for financial reporting purposes, are collateralized by MBS and are carried at their contractual amounts as specified in the respective agreements. Under the repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral throughout the term of the repurchase agreement. The counterparty to the repurchase agreements may require that the Company pledge additional securities or cash as additional collateral to secure borrowings when the value of the collateral declines.

As of September 30, 2015 and December 31, 2014, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Pledged with agency MBS:
Repurchase agreements outstanding	$3,121,406	$3,137,586
Agency MBS collateral, at fair value	3,295,123	3,300,383
Net amount(1)	173,717	162,797
Weighted-average rate	0.48%	0.38%
Weighted-average term to maturity	14.0 days	14.0 days

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 5. Borrowings:  – (continued)

	September 30, 2015	December 31, 2014
Pledged with private-label MBS:
Repurchase agreements outstanding	$32,350	$42,189
Private-label MBS collateral, at fair value	59,013	75,642
Net amount(1)	26,663	33,453
Weighted-average rate	2.14%	1.98%
Weighted-average term to maturity	23.4 days	21.8 days
Total MBS:
Repurchase agreements outstanding	$3,153,756	$3,179,775
MBS collateral, at fair value	3,354,136	3,376,025
Net amount(1)	200,380	196,250
Weighted-average rate	0.50%	0.40%
Weighted-average term to maturity	14.1 days	14.1 days

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Weighted-average outstanding balance during the three months ended	$3,740,959	$2,658,695
Weighted-average rate during the three months ended	0.42%	0.36%
Weighted-average outstanding balance during the nine months ended	$3,474,573	$2,213,501
Weighted-average rate during the nine months ended	0.40%	0.37%

Federal Home Loan Bank Advances

In September 2015, the Company’s wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), was granted membership to the Federal Home Loan Bank of Cincinnati (“FHLBC”). The FHLBC, like each of the 11 regional Federal Home Loan Banks (collectively, the “FHLB”), is a cooperative that provides its member financial institutions with a number of financial products and services, including short and long-term secured borrowings that are known as “advances.” FHLBC advances may be collateralized by a number of real estate related assets, including agency MBS. As a member of the FHLBC, Key Bridge is required to acquire membership stock as well as activity-based stock (the amount of which is based upon a percentage of the dollar amount of its outstanding advances) in the FHLBC. As of September 30, 2015, Key Bridge had acquired $6,172 of capital stock in the FHLBC, which is included in “other assets” in the accompanying consolidated balance sheets. Similar to a repurchase agreement borrowing, the Company pledges agency MBS as collateral to secure the advance to Key Bridge, the amount of which is equal to a specified percentage of the fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral throughout the term of the advance arrangement. The FHLBC may require that the Company pledge additional collateral to secure borrowings when the value of the collateral declines.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 5. Borrowings:  – (continued)

Following the granting of its membership in September 2015, Key Bridge obtained short-term advances from the FHLBC, none of which had matured prior to September 30, 2015. The following table provides information regarding the Company’s outstanding FHLB advances as of September 30, 2015:

September 30, 2015
Pledged with agency MBS:
FHLB advances outstanding	$308,500
Agency MBS collateral, at fair value	317,847
Net amount(1)	9,347
Weighted-average rate	0.19%
Weighted-average term to maturity	15.0 days

(1)	Net amount represents the value of collateral in excess of corresponding FHLB advance. The amount of collateral at-risk is limited to the outstanding FHLB advance and not the entire collateral balance.

Long-Term Debt

As of September 30, 2015 and December 31, 2014, the Company had $75,300 and $40,000, respectively, of outstanding long-term debentures. On March 18, 2015, the Company completed a public offering of $35,300 of its 6.75% Senior Notes due in 2025 and received net proceeds of $34,063 after payment of underwriting discounts, commissions, and expenses. These Senior Notes will mature on March 15, 2025, and may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after March 15, 2018, at a redemption price equal to the principal amount plus accrued and unpaid interest. The interest payments on these Senior Notes are payable quarterly in arrears on March 15, June 15, September, 15, and December 15 of each year, beginning on June 15, 2015. The indenture governing these Senior Notes contains certain covenants, including limitations on the Company’s ability to merge or consolidate with other entities or sell or otherwise dispose of all or substantially all of the Company’s assets. The Senior Notes due 2025 and the Senior Notes due 2023 are publicly traded on the New York Stock Exchange under the ticker symbols “AIC” and “AIW,” respectively.

The Company’s long-term debentures consisted of the following as of the dates indicated:

	September 30, 2015			December 31, 2014
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 – 3.00%	6.625%	LIBOR+ 2.25 – 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.08%	6.625%	2.98%
Maturity	March 15, 2025	May 1, 2023	2033 – 2035	May 1, 2023	2033 – 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 – 2010	May 1, 2016	2008 – 2010

Note 6. Derivative Instruments:

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative instruments. These instruments include interest rate derivatives, such as Eurodollar futures, interest rate swap futures, and U.S. Treasury note futures, that are intended to economically hedge changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on the Company’s short-term financing arrangements as well as derivative instruments that serve as investments, such as forward contracts to purchase or sell agency MBS on a generic pool basis, or forward to-be-announced (“TBA”) contracts. The Company’s exchange-traded derivatives, such as Eurodollar futures,

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 6. Derivative Instruments:  – (continued)

interest rate swap futures, and U.S. Treasury note futures, are, in effect, settled on a daily basis by the exchange of cash variation margin. Cash variation margin posted by the Company is included in the line item “deposits” in the accompanying consolidated balance sheets. The Company may be required to pledge collateral for margin requirements with third-party custodians in connection with certain of its other derivative transactions.

While the Company uses its interest rate derivatives to economically hedge its interest rate risk, it has not designated such contracts as hedging instruments for financial reporting purposes. Derivative instruments are recorded at fair value as either “derivative assets” or “derivative liabilities” in the consolidated balance sheets, with periodic changes in fair value reflected in “investment gain (loss), net” in the consolidated statements of comprehensive income. For the three and nine months ended September 30, 2015, the Company recorded net losses of $97,828 and $143,556, respectively, on its derivative instruments. For the three and nine months ended September 30, 2014, the Company recorded net gains (losses) of $7,556 and $(62,509), respectively, on its derivative instruments. The Company held the following derivative instruments as of the dates indicated:

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Eurodollar futures:
Derivative assets	$—	$—	$2,445,000	$751
Derivative liabilities	5,000,000	(18,434)	38,645,000	(76,848)
Total Eurodollar futures(1)	5,000,000	(18,434)	41,090,000	(76,097)
10-year interest rate swap futures:
Derivative assets	—	—	—	—
Derivative liabilities	985,000	(20,442)	1,145,000	(47,460)
Total 10-year interest rate swap futures(2)	985,000	(20,442)	1,145,000	(47,460)
10-year U.S. Treasury note futures(3)	1,065,000	(14,266)	—	—
Commitments to purchase MBS(4)	590,000	3,863	200,000	516
Commitments to sell MBS(4)	200,000	(372)	—	—

(1)	The $5,000,000 total notional amount of Eurodollar futures contracts as of September 30, 2015 represents the accumulation of Eurodollar futures contracts that mature on a quarterly basis between June 2016 and June 2017. The maximum notional outstanding for settlement within any single future quarterly period did not exceed $1,000,000 as of September 30, 2015 and $2,325,000 as of December 31, 2014. As of September 30, 2015, the Company maintained $21,050 as a deposit and margin against the open Eurodollar futures contracts.
(2)	The $985,000 represents the total notional amount of 10-year interest rate swap futures as of September 30, 2015, of which $650,000 of notional amount matures in December 2015 and $335,000 in notional amount matures in December 2025. As of September 30, 2015, the Company maintained $37,617 as a deposit and margin against the open 10-year interest rate swap futures contracts.
(3)	The $1,065,000 represents the total notional amount of 10-year U.S. Treasury note futures as of September 30, 2015 that mature in December 2015. As of September 30, 2015, the Company maintained $28,591 as a deposit and margin against the open 10-year U.S. Treasury note futures.
(4)	The total notional amounts of commitments to purchase and sell MBS represent forward commitments to purchase and sell, respectively, fixed-rate agency TBA securities.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 6. Derivative Instruments:  – (continued)

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended September 30, 2015
	Beginning of Period	Additions	Maturities	Early Terminations	End of Period
Eurodollar futures	$41,460,000	$10,000	$(2,465,000)	$(34,005,000)	$5,000,000
10-year interest rate swap futures	1,075,000	1,360,000	(1,085,000)	(365,000)	985,000
10-year U.S. Treasury note futures	—	1,065,000	—	—	1,065,000
Commitments to purchase MBS	350,000	940,000	(700,000)	—	590,000
Commitments to sell MBS	150,000	200,000	(150,000)	—	200,000

	For the Three Months Ended September 30, 2014
	Beginning of Period	Additions	Maturities	Early Terminations	End of Period
Eurodollar futures	$29,260,000	$8,710,000	$(10,000)	$—	$37,960,000
10-year interest rate swap futures	895,000	765,000	(530,000)	—	1,130,000
Commitments to purchase MBS	75,000	506,760	(84,191)	—	497,569
Commitments to sell MBS	125,000	262,498	(337,498)	—	50,000

	For the Nine Months Ended September 30, 2015
	Beginning of Period	Additions	Maturities	Early Terminations	End of Period
Eurodollar futures	$41,090,000	$5,150,000	$(7,235,000)	$(34,005,000)	$5,000,000
10-year interest rate swap futures	1,145,000	2,685,000	(2,480,000)	(365,000)	985,000
10-year U.S. Treasury note futures	—	1,190,000	(125,000)	—	1,065,000
Commitments to purchase MBS	200,000	1,607,544	(1,217,544)	—	590,000
Commitments to sell MBS	—	450,000	(250,000)	—	200,000

	For the Nine Months Ended September 30, 2014
	Beginning of Period	Additions	Maturities	Early Terminations	End of Period
Eurodollar futures	$15,545,000	$22,445,000	$(30,000)	$—	$37,960,000
10-year interest rate swap futures	666,500	1,840,000	(1,341,500)	(35,000)	1,130,000
5-year U.S. Treasury note futures	100,000	—	(100,000)	—	—
Commitments to purchase MBS	169,511	863,856	(535,798)	—	497,569
Commitments to sell MBS	125,000	1,137,498	(1,212,498)	—	50,000

Note 7. Offsetting of Financial Assets and Liabilities:

The agreements that govern certain of the Company’s derivative instruments and short-term financing arrangements provide for a right of setoff in the event of default or bankruptcy with respect to either party to such transactions. The Company presents derivative instruments and short-term financing arrangements, including any associated recognized collateral, in its consolidated balance sheets on a gross basis.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 7. Offsetting of Financial Assets and Liabilities:  – (continued)

The following tables present information, as of the dates indicated, about the Company’s derivative instruments and short-term borrowing arrangements, including those subject to master netting (or similar) arrangements:

	As of September 30, 2015
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral(2)
Assets:
Derivative instruments:
Commitments to purchase MBS	$3,863	$—	$3,863	$—	$—	$3,863
Total derivative instruments	3,863	—	3,863	—	—	3,863
Total assets	$3,863	$—	$3,863	$—	$—	$3,863
Liabilities:
Derivative instruments:
Eurodollar futures	$18,434	$—	$18,434	$—	$(18,434)	$—
10-year interest rate swap futures	20,442	—	20,442	—	(20,442)	—
10-year U.S. Treasury note futures	14,266	—	14,266	—	(14,266)	—
Commitments to sell MBS	372	—	372	—	—	372
Total derivative instruments	53,514	—	53,514	—	(53,142)	372
Repurchase agreements	3,153,756	—	3,153,756	(3,153,756)	—	—
Federal Home Loan Bank advances	308,500	—	308,500	(308,500)	—	—
Total liabilities	$3,515,770	$—	$3,515,770	$(3,462,256)	$(53,142)	$372

	As of December 31, 2014
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments(1)	Cash Collateral(2)
Assets:
Derivative instruments:
Eurodollar futures	$751	$—	$751	$(751)	$—	$—
Commitments to purchase MBS	516	—	516	—	—	516
Total derivative instruments	1,267	—	1,267	(751)	—	516
Total assets	$1,267	$—	$1,267	$(751)	$—	$516
Liabilities:
Derivative instruments:
Eurodollar futures	$76,848	$—	$76,848	$(751)	$(76,097)	$—
10-year interest rate swap futures	47,460	—	47,460	—	(47,460)	—
Total derivative instruments	124,308	—	124,308	(751)	(123,557)	—
Repurchase agreements	3,179,775	—	3,179,775	(3,179,775)	—	—
Total liabilities	$3,304,083	$—	$3,304,083	$(3,180,526)	$(123,557)	$—

(1)	Does not include the fair value amount of financial instrument collateral pledged in respect of repurchase agreements or Federal Home Loan Bank advances that exceeds the associated liability presented in the consolidated balance sheets.
(2)	Does not include the amount of cash collateral pledged in respect of derivative instruments that exceeds the associated derivative liability presented in the consolidated balance sheets.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 8. Fair Value Measurements:

Fair Value of Financial Instruments

The accounting principles related to fair value measurements define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

Level 1 Inputs —	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company at the measurement date;
Level 2 Inputs —	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
Level 3 Inputs —	Unobservable inputs for the asset or liability, including significant judgments made by the Company about the assumptions that a market participant would use.

The Company determines fair values for the following assets and liabilities:

Mortgage-backed securities, at fair value —

Agency MBS — The Company’s investments in agency MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in agency MBS include price estimates obtained from third-party pricing services. In determining fair value, third party pricing sources use various valuation approaches, including market and income approaches. The Company makes inquiries of the third party pricing sources to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date.

Private-label MBS — The Company classifies private-label MBS within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs. In determining fair value, the Company primarily uses an income approach as well as market approaches. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management based on their observations of assumptions used by market participants. These assumptions are corroborated by evidence such as historical collateral performance data, risk characteristics, transactions in similar instruments, and completed or pending transactions, when available. The significant inputs in the Company’s valuation process include collateral default, loss severity, prepayment, and discount rates (i.e., the rate of return demanded by market participants as of the measurement date). In general, significant increases (decreases) in default, loss severity, or discount rate assumptions, in isolation, would result in a significantly lower (higher) fair value measurement. However, significant increases (decreases) in prepayment rate assumptions, in isolation, may result in a significantly higher (lower) fair value measurement depending upon the instrument’s specific characteristics. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis. Therefore, each significant input is closely analyzed to ascertain its reasonableness for the Company’s purposes of fair value measurement.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 8. Fair Value Measurements:  – (continued)

Establishing fair value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires management to make a number of judgments about the assumptions that a market participant would use, including assumptions about future prepayment rates, discount rates, credit loss rates, and the timing of cash flows and credit losses. The assumptions the Company applies are specific to each security. Although the Company relies on its internal calculations to estimate the fair value of these private-label MBS, the Company considers indications of value from actual sales of similar private-label MBS to assist in the valuation process and to inform calibrations to the Company’s model.

Other investments — The Company’s other investments, which are classified within Level 3 of the fair value hierarchy, consist of investments in equity securities, investment funds and other MBS-related securities, such as interest-only MBS.

Derivative instruments — The Company’s derivative instruments that trade in active markets or on exchanges are classified within Level 1 of the fair value hierarchy as they are measured using quoted prices for identical instruments in liquid markets. Other derivative instruments are generally classified within Level 2 of the fair value hierarchy because they are measured using broker or dealer quotations, which are model-based measurements based on observable market-based inputs, including, but not limited to, contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

Other — Cash and cash equivalents, deposits, receivables, repurchase agreements, FHLB advances, payables, and other assets and liabilities are reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Long-term debt represents remaining balances of trust preferred debt and senior debt issued by the Company. The Company’s estimate of the fair value of long-term debt is $68,939 and $39,200 as of September 30, 2015 and December 31, 2014, respectively. Trust preferred debt is classified within Level 3 of the fair value hierarchy as the fair value is determined after considering quoted prices provided by a broker or dealer for similar, infrequently traded instruments. The independent brokers or dealers providing market prices are those who make markets in, or are specialists with expertise in the valuation of, these financial instruments. The Company’s senior debt, which is publicly traded on the New York Stock Exchange, is classified within Level 1 of the fair value hierarchy.

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured in accordance with ASC Topic 820 by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014. As required by ASC Topic 820, assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2015
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading:
Agency MBS	$3,790,018	$—	$3,790,018	$—
Private-label MBS	2,955	—	—	2,955
Total trading	3,792,973	—	3,790,018	2,955

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 8. Fair Value Measurements:  – (continued)

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Available-for-sale:
Agency MBS	26	—	26	—
Private-label MBS	131,834	—	—	131,834
Total available-for-sale	131,860	—	26	131,834
Total MBS	3,924,833	—	3,790,044	134,789
Derivative assets, at fair value	3,863	—	3,863	—
Derivative liabilities, at fair value	(53,514)	(53,142)	(372)	—
Interest-only MBS, at fair value	131	—	—	131
Total	$3,875,313	$(53,142)	$3,793,535	$134,920

	December 31, 2014
	Total	Level 1	Level 2	Level 3
MBS, at fair value
Trading:
Agency MBS	$3,414,300	$—	$3,414,300	$—
Available-for-sale:
Agency MBS	40	—	40	—
Private-label MBS	267,437	—	—	267,437
Total available-for-sale	267,477	—	40	267,437
Total MBS	3,681,777	—	3,414,340	267,437
Derivative assets, at fair value	1,267	751	516	—
Derivative liabilities, at fair value	(124,308)	(124,308)	—	—
Interest-only MBS, at fair value	212	—	—	212
Total	$3,558,948	$(123,557)	$3,414,856	$267,649

There were no transfers of securities into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2015 or the year ended December 31, 2014.

Level 3 Financial Assets and Liabilities

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	September 30, 2015		December 31, 2014
	Weighted- average(1)	Range	Weighted- average(1)	Range
Discount rate	5.58%	5.50 – 10.00%	5.55%	5.15 – 10.00%
Default rate	2.81%	1.45 – 6.20%	3.09%	1.00 – 8.80%
Loss severity rate	46.03%	35.00 – 65.00%	42.25%	29.23 – 57.50%
Prepayment rate	10.99%	7.75 – 17.70%	11.23%	7.40 – 17.70%

(1)	Based on face value.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 8. Fair Value Measurements:  – (continued)

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 financial assets and liabilities that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2015	$—	$152,162	$152,162
Total net gains (losses)
Included in investment (loss) gain, net	—	987	987
Included in other comprehensive income	—	(5,579)	(5,579)
Purchases	—	—	—
Sales	—	(14,163)	(14,163)
Payments, net	—	(1,862)	(1,862)
Accretion of discount	—	3,244	3,244
Ending balance, September 30, 2015	$—	$134,789	$134,789
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$—	$(164)	$(164)

	Three Months Ended September 30, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, July 1, 2014	$—	$314,148	$314,148
Total net gains (losses)
Included in investment (loss) gain, net	—	3,475	3,475
Included in other comprehensive income	—	(2,860)	(2,860)
Purchases	—	—	—
Sales	—	(25,044)	(25,044)
Payments, net	—	(3,493)	(3,493)
Accretion of discount	—	6,583	6,583
Ending balance, September 30, 2014	$—	$292,809	$292,809
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$—	$(71)	$(71)

	Nine Months Ended September 30, 2015
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2015	$—	$267,437	$267,437
Total net gains (losses)
Included in investment (loss) gain, net	—	17,801	17,801
Included in other comprehensive income	—	(33,795)	(33,795)
Purchases	—	2,870	2,870
Sales	—	(124,637)	(124,637)
Payments, net	—	(7,329)	(7,329)
Accretion of discount	—	12,442	12,442
Ending balance, September 30, 2015	$—	$134,789	$134,789
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$—	$61	$61

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 8. Fair Value Measurements:  – (continued)

	Nine Months Ended September 30, 2014
	Senior Securities	Re-REMIC Securities	Total
Beginning balance, January 1, 2014	$7,066	$334,233	$341,299
Total net gains (losses)
Included in investment (loss) gain, net	1,690	11,317	13,007
Included in other comprehensive income	(1,654)	(6,070)	(7,724)
Purchases	—	—	—
Sales	(7,029)	(55,246)	(62,275)
Payments, net	(319)	(11,782)	(12,101)
Accretion of discount	246	20,357	20,603
Ending balance, September 30, 2014	$—	$292,809	$292,809
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$—	$(122)	$(122)

Note 9. Income Taxes:

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s consolidated subsidiary, Rosslyn REIT Trust (“Rosslyn REIT”), operates to qualify as a real estate investment trust (“REIT”) under the Code. The investments of Rosslyn REIT primarily consist of a portion of the Company’s private-label MBS portfolio. Arlington Asset owns all of the common shares of Rosslyn REIT and all of the preferred shares of Rosslyn REIT are owned by outside investors. Rosslyn REIT periodically distributes all of its income to its shareholders. The Company’s agency MBS and remaining private label MBS investment portfolios are held by Arlington Asset.

The Company currently has net operating loss (“NOL”) and net capital loss (“NCL”) carry-forwards that can be applied against the Company’s current taxable ordinary income and net capital gains.

As of September 30, 2015 and December 31, 2014, the Company had a net deferred tax asset of $103,319 and $125,607, respectively, net of a valuation allowance on NCL carry-forwards of $83,430 and $24,228, respectively. The Company continues to provide a valuation allowance against the portion of NCL carry-forwards for which the Company believes is more likely than not that the benefits will not be realized prior to expiration. The Company’s NCL carry-forwards expire in 2019, and any net capital loss generated in the current year will expire in 2020. During the nine months ended September 30, 2015, the Company recorded an increase to its valuation allowance of $59,202. The increase in the valuation allowance was primarily due to realized and unrealized net capital losses generated during the period from certain of its derivative hedge instruments. The Company will continue to assess the need for a valuation allowance at each reporting date.

As of September 30, 2015, the Company has assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and state and local taxing jurisdictions where the Company has significant business operations. As of September 30, 2015, there are no on-going examinations.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 10. Earnings Per Share:

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

	Three Months Ended September 30,
	2015		2014
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding Common stock	23,021	23,021	20,577	20,577
Performance share units and unvested restricted stock	—	—	—	478
Weighted-average common and common equivalent shares outstanding	23,021	23,021	20,577	21,055
Net (loss) income	$(52,630)	$(52,630)	$12,847	$12,847
Net (loss) income per common share	$(2.29)	$(2.29)	$0.62	$0.61

	Nine Months Ended September 30,
	2015		2014
(Shares in thousands)	Basic	Diluted	Basic	Diluted
Weighted-average shares outstanding Common stock	22,991	22,991	19,056	19,056
Performance share units and unvested restricted stock	—	—	—	357
Weighted-average common and common equivalent shares outstanding	22,991	22,991	19,056	19,413
Net (loss) income	$(88,214)	$(88,214)	$38,719	$38,719
Net (loss) income per common share	$(3.84)	$(3.84)	$2.03	$1.99

The diluted earnings per share for the three and nine months ended September 30, 2015 did not include the antidilutive effect of 44,422 and 49,785 shares, respectively, of unvested shares of restricted stock and performance share units.

Note 11. Stockholders’ Equity:

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 11. Stockholders’ Equity:  – (continued)

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

Conversion of Class B Common Stock to Class A Common Stock

During the nine months ended September 30, 2015, a holder of the Company’s common stock converted an aggregate of 1,153 shares of Class B common stock into 1,153 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company’s Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

Note 12. Recent Accounting Pronouncements:

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

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying variable interest entity guidance. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of ASU No. 2015-02 will have a material impact on its consolidated financial statements.

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Note 13. Revisions to Previously Reported Financial Statements:

During the first quarter of 2015, the Company concluded that the previously reported income tax provision (benefit) and the related income tax effect on other comprehensive income (loss) was incorrect for the fiscal years ended December 31, 2012 and 2013 with no impact on previously reported total comprehensive income. As a result of these errors, the Company also concluded that the previously reported accumulated other comprehensive income and accumulated deficit was incorrect as of the three fiscal years ended December 31, 2014 for the cumulative impact of the errors, however, with no impact on previously reported total stockholders’ equity. In addition, during the third quarter of 2015, the Company concluded that the previously reported deferred tax assets, net, was incorrect for the fiscal years ended December 31, 2013 and 2014. As a result of these errors, the Company also concluded that the previously reported net income and accumulated deficit was incorrect as of the three fiscal years ended December 31, 2014 for the cumulative impact of the errors. Although the impact of these changes were not material to the consolidated financial statements for the three fiscal years ended December 31, 2014, the Company has revised its previously reported consolidated financial statements as of December 31, 2014 and 2013 to reflect the cumulative impact of the errors. The following tables set forth the affected line items within the Company’s previously reported consolidated financial statements for the periods indicated.

	As of December 31, 2014
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets
Deferred tax assets, net	$122,365	$3,242	$125,607
Total assets	4,014,489	3,242	4,017,731
Accumulated other comprehensive income, net of taxes	42,793	(6,921)	35,872
Accumulated deficit	(1,298,018)	10,163	(1,287,855)
Total stockholders’ equity	642,032	3,242	645,274
Total liabilities and stockholders’ equity	4,014,489	3,242	4,017,731
Consolidated Statements of Changes in Equity
Net income	$5,954	$1,799	$7,753
Accumulated deficit	(1,298,018)	10,163	(1,287,855)
Total stockholders’ equity	642,032	3,242	645,274

	As of December 31, 2013
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets
Deferred tax assets, net	$165,851	$1,443	$167,294
Total assets	2,194,966	1,443	2,196,409
Accumulated other comprehensive income, net of taxes	53,190	(6,921)	46,269
Accumulated deficit	(1,228,926)	8,364	(1,220,562)
Total stockholders’ equity	551,828	1,443	553,271
Total liabilities and stockholders’ equity	2,194,966	1,443	2,196,409
Consolidated Statements of Changes in Equity
Accumulated deficit	$(1,228,926)	$8,364	$(1,220,562)
Total stockholders’ equity	551,828	1,443	553,271

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

Our Company

We are a principal investment firm that currently acquires and holds primarily residential mortgage-related assets. We acquire residential mortgage-backed securities (“MBS”), either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government-sponsored entities (“agency MBS”). We also acquire residential MBS issued by private organizations (“private-label MBS”), subject to maintaining our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). In the future, we may acquire and hold other types of assets, including commercial MBS, asset backed securities, other structured securities, commercial mortgage loans, commercial loans, residential mortgage loans, and other real estate-related loans and securities. In addition, we also may pursue other business activities that will utilize our experience in analyzing investment opportunities and applying similar portfolio management skills. We are a Virginia corporation and taxed as a C corporation for U.S. federal tax purposes. We operate in the United States.

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

Adverse market conditions and actions by governmental authorities could adversely affect our business in many ways, including, but not limited to, making it more difficult for us to analyze our investment portfolio, reducing the market value of our MBS and hedge portfolio, adversely affecting our ability to maintain targeted amounts of leverage on our MBS portfolio and successfully implement our hedging strategy, and limiting our ability to follow our current investment and financing strategies. While uncertain, these potentially adverse market conditions and actions by governmental authorities may adversely affect our liquidity, financial position and results of operations. We have been evaluating, and will continue to evaluate, the potential impact of recent government actions affecting the market price and availability of MBS, related derivative instruments, and interest rates. For further discussions on how market conditions and government actions may adversely affect our business, see “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Our MBS portfolio is affected by general U.S. residential real estate market conditions and the overall U.S. economic environment. In particular, our MBS strategy and the performance of our MBS portfolio is influenced by the specific characteristics of these markets, including prepayment rates, credit losses, interest rates and the interest rate yield curve. Our results of operations primarily depend on, among other things, the level of our interest income, the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings and the cost and impact of our hedging transactions. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow, which is generally based on the fair value of the MBS portfolio and the advance rate at which the lenders are willing to lend against the collateral provided. We have entered into various hedging transactions to mitigate the interest rate sensitivity which directly impacts our cost of borrowing and the value of our MBS portfolio. Periodic changes in the market value of these hedging instruments is expected to fluctuate inversely relative to changes in the value of the MBS portfolio that are attributable to changes in interest rates. That is, the aggregate market value of our hedging instruments is expected to increase during periods of increasing interest rates and, conversely, decrease during periods of declining interest rates. However, the degree of correlation between price movements of our hedging instruments and price movements of our MBS portfolio may vary. While our hedging instruments are designed to protect our agency MBS portfolio from interest rate risk, they are not generally designed to protect our net book value from spread risk, which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.

The payment of principal and interest on the agency MBS that we acquire and hold is guaranteed by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”). The payment of principal and interest on agency MBS issued by Freddie Mac or Fannie Mae is not guaranteed by the U.S. government. Any failure to honor its guarantee of agency MBS by Freddie Mac or Fannie Mae or any downgrade of securities issued by Freddie Mac or Fannie Mae by the rating agencies could cause a significant decline in the value of and cash flow from any agency MBS we own that are guaranteed by such entity.

Current Market Conditions and Trends

Global interest rate and capital markets volatility continued into and throughout the third quarter of 2015. Interest rates generally decreased across many sectors in the global bond markets, as investors sought perceived safety relative to equities and commodities, increasing bond prices across sectors as a result. For example, the yield on 10-year notes issued by the U.S. Treasury dropped by 29 basis points to 2.06% at September 30, 2015. Other U.S. Treasury security and agency MBS yields also ended the third quarter lower than the close of the second quarter of 2015. MBS spreads widened during the third quarter, continuing to put downward pressure on book value for many firms that primarily invest in MBS.

While the U.S. economy generally appears to be on a trajectory of slow, sustainable growth, many economic indicators were less positive in the third quarter relative to the second quarter of 2015. The consensus forecast for fourth quarter of 2015 economic growth in the U.S. remains at approximately 2.7%, accompanied by marginal growth in payrolls and inflation. Some data suggest that American consumers are making fewer purchases and taking on less additional debt than in previous quarters, hindering GDP growth. In addition, wage growth and commodity prices remain weak, suggesting continued sluggish economic growth globally.

The Federal Reserve continues to guide capital markets to anticipate the possibility of an increase in the Federal Funds Rate in December 2015. Federal Reserve Chair Janet Yellen, in her September 17, 2015 remarks following the September Federal Reserve Open Market Committee (“FOMC”) policy meeting, stated that she anticipates a long period of continued accommodative monetary policy following an initial rise in the Federal Funds Rate later this year; however, many market participants are increasingly skeptical of an initial rise in the Federal Funds Rate prior to, at the earliest, 2016. With the Federal Reserve ostensibly tying the start of interest rate increases to evidence of further improvement in the economy, data releases remain materially influential events. We believe that data dependency and analysis of the Federal Reserve will continue to drive the direction and volatility of interest rates in the U.S., with the uncertainty that this dynamic creates further enhancing volatility in the interest rate and fixed income markets.

With the Federal Reserve signaling that it may raise rates in December 2015, the prospect for higher cost of capital for the Company is evident, which could, in the longer-term, lead to narrowing net interest margins and lower yields on existing agency MBS. Home sales and new single-family home construction remain relatively slow due, in part, to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a shortage of mortgage origination, resulting in low agency MBS issuance. The Federal Reserve’s purchases of agency MBS through reinvesting principal and interest payments it receives on its existing agency MBS portfolio have continued to dominate the agency MBS markets, where many participants perceive a lack of liquidity. The Federal Reserve purchases have contributed to strong agency MBS demand and limited new investment opportunities to date in 2015. While the Federal Reserve has not indicated when it will cease or reduce its agency MBS purchases by reinvesting principal and interest payments, private banks have less incentive to purchase Freddie Mac and Fannie Mae MBS, as the Basel III liquidity coverage ratio rules provide lower quality liquid asset credit for such securities on their balance sheet than for cash, U.S. Treasuries and MBS issued by the Government National Mortgage Association (“Ginnie Mae”).

While there are signs of a recovery, uncertainty continues to dominate the market, due to the continued low interest rate environment and anticipation of an increase in the Federal Funds Rate by the Federal Reserve. We believe the general business environment will continue to be challenging for the rest of 2015 and in future periods. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, and liquidity in the financial system. Depending on recent market developments and movements, we may seek to re-align our strategy and our portfolio. We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and other types of assets in a continuing effort to seek the highest risk-adjusted returns for our capital.

Recent Government Activity

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD), John Carney (D-DE) and James A. Himes (D-CT), each of whom is a member of the House Financial Services Committee. The bill is called The Partnership to Strengthen Homeownership Act, and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee. Under this proposed legislation, all government guaranteed single-family and multi-family MBS would be supported by a minimum of 5% private sector capital, which would stand in a first loss position. The remaining 95% of the risk would be shared between Ginnie Mae and a private reinsurer on a pari passu basis. Fees paid to Ginnie Mae for providing these securities would be allocated to affordable housing programs. Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses would be spun out as separate entities. Ginnie Mae would be required to create and implement a workable multifamily guarantee that utilizes private sector pricing consistent with the single family model. The GSEs’ current multifamily businesses would continue to function within the new multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer.

In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Financial Regulatory Improvement Act of 2015 (the “FRIA”). If enacted, this bill would increase the threshold for a financial institution to be deemed a Systemically Important Financial Institution (“SIFI”) from $50 billion to $500 billion while giving the Financial Stability Oversight Council discretion to designate banks with greater than $50 billion in assets as SIFIs, give non-banks an opportunity to file a remedial plan addressing regulators’ concerns before being designated as SIFIs, require an affirmative vote every five years to renew the SIFI designation of non-banks, provide regulatory relief for community banks, and broaden the Consumer Financial Protection Bureau Qualified Mortgage rule.

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA) sponsored the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Corker-Warner Bill”) into the U.S. Senate. While the Corker-Warner Bill appeared to have lost all momentum after the introduction of a competing bill in 2014, the Corker-Warner Bill was re-introduced in the U.S. Senate in September 2015 by its original sponsors, joined by Senators Elizabeth Warren (D-MA) and David Vitter (R-LA). As originally drafted, the Corker-Warner Bill has three key provisions:

•	the establishment of the Federal Mortgage Insurance Corporation (the “FMIC”);
•	the creation of a Mortgage Insurance Fund (the “Fund”); and
•	the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation (the “FDIC”) in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer is intended to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to require credit investors to bear the initial risk of default on MBS.

The Federal Housing Finance Authority (the “FHFA”) would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. In particular, the Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA. In the event losses due to default on underlying mortgages exceed the first position losses of private credit investors in securities issued by the FMIC, the FMIC would cover such losses out of the Fund. The Corker-Warner Bill specifies that the FMIC would endeavor to attain a reserve balance of 1.25% of the aggregate outstanding principal balance of covered securities within five years of the establishment of the FMIC and 2.50% of such amount within ten years of the establishment of the FMIC. The Fund would be paid with insurance premiums, akin to user fees, paid by private investors with various reporting requirements. The Corker-Warner Bill would revoke the charters of Fannie Mae and Freddie Mac upon the establishment of the FMIC. Fannie Mae and Freddie Mac would wind down as expeditiously as possible while maximizing returns to taxpayers as their assets are sold off.

We expect debate and discussion on residential housing and mortgage reform to continue over the next few years; however, we cannot be certain if or when H.R. 1491, the FRIA, the Corker-Warner Bill or any other housing finance reform bill will emerge from committee or be approved by Congress, and if so, what the effects may be. Historically, significant legislation has been difficult to pass in a presidential election year, and we cannot predict what effect the 2016 election cycle will have on the progress of housing finance reform legislation.

Executive Summary

During the third quarter of 2015, the Company’s financial results were significantly impacted by persistent interest rate volatility and widening of MBS spreads. The 10-year U.S. Treasury rate decreased from 2.35% as of June 30, 2015 to 2.06% as of September 30, 2015 and experienced significant volatility within the quarter. The option-adjusted spread (“OAS”), a common measure of the spread between a fixed income security rate and a risk-free rate that takes into consideration the impact of interest rate volatility and prepayment risk in residential MBS, widened significantly during the quarter. For example, the Fannie Mae 4.0% 30-year OAS widened approximately 19 basis points during the third quarter. Also during the third quarter, swap interest rates decreased comparatively more than U.S. Treasury rates and in certain tenors actually moved lower than U.S. Treasury rates causing many interest rate hedges such as Eurodollar futures and interest rate swap futures to underperform relative to agency MBS. For example, the 10-year swap rate decreased from 2.46% as of June 30, 2015 to 2.00% as of September 30, 2015 and was lower than the 10-year U.S. Treasury rate as of period end. While the Company maintains a portfolio of interest rate derivative instruments designed and structured to protect the fair value of its agency MBS portfolio from a rise in interest rates, the Company’s hedging instruments are not generally designed to protect the Company’s net book value from spread risk, which is the risk of an increase of the market spread between the yield on agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps. As a result of these factors, the Company’s agency MBS portfolio did not increase in market value by an amount sufficient to offset completely the decrease in value of its hedge portfolio, resulting in the recognition of losses on its hedged agency MBS portfolio during the third quarter.

As of September 30, 2015, the Company’s agency MBS investment portfolio totaled $4,198 million consisting of $3,790 million of agency MBS and $408 million of net long to-be-announced (“TBA”) agency MBS positions. The Company’s fixed-rate agency MBS were each specifically selected based upon collateral characteristics that demonstrate a lower than average propensity for prepayments. The three-month constant prepayment rate (“CPR”) on the Company’s current agency MBS portfolio was 8.16% as of September 30, 2015, down from 12.34% as of June 30, 2015. Along with the positive impact of the decrease in long-term interest rates during the third quarter, the Company’s agency MBS portfolio also experienced a slight increase in weighted average “pay-up” premiums from approximately ½ of a percentage point to approximately  3/5 of a percentage point. Pay-up premiums represent the estimated price premium of agency MBS backed by specified pools over a generic TBA security of the same issuer, coupon rate, and collateral term. The positive impact of the decrease in long-term interest rates and increases in pay-up premiums were, however, meaningfully offset by an increase in agency MBS OAS during the third quarter of 2015.

As of September 30, 2015, the total weighted average notional amount of the Company’s interest rate hedges on its agency investment portfolio was $3,050 million comprised of Eurodollar futures, 10-year interest rate swap futures and 10-year U.S. Treasury futures. In light of continued expectations for moderate economic growth and more stable interest rates, the Company adjusted the composition of its hedges during the third quarter by increasing its 10-year duration hedge instruments and reducing its shorter duration Eurodollar futures. Looking forward the Company’s interest rate hedges continue to be structured to maintain substantial protection to the Company’s agency MBS portfolio against rising interest rates but with a lower initial hedge cost. The total weighted average hedge notional amount as a percentage of the Company’s outstanding repurchase agreement and FHLB advance financing on its agency MBS and net long TBA position was 79% as of September 30, 2015 with 67% of the Company’s total hedge portfolio comprised of long-term 10-year hedges and the remaining amount of hedges comprised of Eurodollar futures that settle consecutively on a quarterly basis for five quarters from June 2016 through 2017. The decrease in interest rates during the quarter had a meaningful negative impact on the value of the Company’s derivative hedging instruments during the third quarter of 2015.

As a result of the above factors, the Company recorded net investment gains on its agency MBS of $34.2 million and net investment losses on its related derivative hedging instruments of $104.2 million for a combined net investment loss of $70.0 million, or $3.04 per share, during the third quarter of 2015. This net change in values of the Company’s hedged agency MBS portfolio was a key driver in the decline in the Company’s book value of $2.96 per share from $23.71 per share as of June 30, 2015 to $20.75 per share as of September 30, 2015.

During the third quarter, the Company’s wholly-owned captive insurance company was approved as a member of the Federal Home Loan Bank of Cincinnati (“FHLBC”). As a member of the FHLBC, the Company now has access to more diverse funding sources and enhanced various financing alternatives. In September, the Company obtained FHLB advances secured by agency MBS with slightly lower haircuts at a funding cost that is materially lower than traditional repo providers.

The Company constantly monitors its allocation of its available capital between agency MBS and private-label MBS in an effort to maximize return to its shareholders. As of September 30, 2015, the Company’s available capital was allocated approximately 77% to agency MBS and 23% to private label MBS, relatively unchanged from the prior quarter. While credit performance of the underlying loan collateral of the Company’s private-label MBS has remained solid, the securities experienced slight declines in value as a result of modest spread widening as the market prices of the securities have not experienced the growth that the Company believes is warranted by the underlying fundamentals of the loan collateral. The change in value of the Company’s private-label MBS portfolio during the third quarter, inclusive of the sale price for sold private-label MBS, contributed to an $0.20 per share decline in book value.

The Company generally expects to maintain its current allocations of investable capital between agency and private-label MBS. By maintaining a meaningful concentration of capital in the private-label MBS sector, the Company should benefit from a flexible pool of credit-oriented investments with acceptable returns, variable rates, low leverage, and flexibility to reallocate to more attractive risk-adjusted return opportunities including new private-label MBS opportunities, agency MBS, or repurchases of the Company’s common stock. On October 26, 2015, the Company’s board of directors has authorized an increase in the share repurchase program so that the Company may purchase up to a total of 2.0 million shares of Class A common stock.

The Company is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). However, the Company currently has net operating loss (“NOL”) and net capital loss (“NCL”) carry-forwards that can be applied against the Company’s current taxable ordinary income and net capital gains.

The Company declared a dividend of $0.625 per share for the third quarter of 2015. The dividend was paid on October 30, 2015 to shareholders of record as of September 30, 2015. The Company continues to maintain a variable dividend policy pursuant to which the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, may approve the payment of dividends. The Company considers many factors in determining the amount of its quarterly dividends, including its net income determined in accordance with GAAP, non-GAAP core operating income measures, the economic costs of its interest rate hedges, book value per share, liquidity, and expectations of future performance, among other factors.

Non-GAAP Core Operating Income

In addition to the financial results reported in accordance with GAAP, the Company calculated non-GAAP core operating income measurements for the three and nine months ended September 30, 2015 and 2014. In determining core operating income, the Company excludes certain legacy litigation expenses and adjusts net income determined in accordance with GAAP for the following non-cash and other items: (1) compensation costs associated with stock-based awards, (2) non-cash accretion of private-label MBS purchase discounts, (3) private-label MBS purchase discount accretion realized upon sale or repayment, (4) other-than-temporary impairment charges, (5) other-than-temporary impairment charges realized upon sale, (6) both realized and unrealized gains and losses on agency MBS and all related hedge instruments, and (7) non-cash income tax provisions. During the first quarter of 2015, the Company chose to modify non-GAAP core operating income to better reflect the attributes of the business and total performance of its MBS portfolio. The Company now includes in core operating income in the period it sells a private-label MBS investment any other-than-temporary impairment (“OTTI”) charges on the investment previously recognized in prior periods. As a result, the Company has revised its previously reported core operating income for the prior periods presented below to conform to the new revised presentation.

The Company’s portfolio strategy on its agency MBS portfolio is to generate a net interest margin on the leveraged assets and hedge the market value of the assets, expecting that the fluctuations in the market value of the agency MBS and related hedges should largely offset each other over time. As a result, the Company excludes both the realized and unrealized fluctuations in the gains and losses in the assets and hedges on its hedged, agency MBS portfolio when assessing the underlying core operating income of the Company. However, the Company’s portfolio strategy on the Company’s private-label MBS portfolio is to generate a total cash return comprised of both coupon interest income collected and the cash return realized when the private-label MBS are sold that equals the difference between the sale price and the discount to par paid at acquisition. Therefore, the Company excludes non-cash accretion of private-label MBS purchase discounts from non-GAAP core operating income, but includes realized cash gains or losses on its private-label MBS portfolio in core operating income to reflect the total cash return on those securities over their holding period. Since the timing of realized cash gains or losses on private-label MBS may vary significantly between periods, the Company also reports non-GAAP core operating income excluding gains on private-label MBS.

These non-GAAP core operating income measurements are used by management to analyze and assess the Company’s operating results on its portfolio and assist with the determination of the appropriate level of dividends. The Company believes that these non-GAAP measurements assist investors in understanding the impact of these non-core items and non-cash expenses on our performance and provides additional clarity around our earnings capacity and trends. A limitation of utilizing these non-GAAP measures is that the GAAP accounting effects of these events do, in fact, reflect the underlying financial results of our business and these effects should not be ignored in evaluating and analyzing our financial results. Additional limitations of core operating income are that it does not include economic financing costs of the Company’s hedging instruments or amortization of premiums or discounts on the Company’s agency MBS whereas both those amounts are reflected in net income determined in accordance with GAAP within their respective components of line item “investment gain (loss), net” in the statement of comprehensive income. Therefore, the Company believes net income on a GAAP basis and core operating income on a non-GAAP basis should be considered together.

The Company’s non-GAAP core operating income increased to $31.1 million, or $1.35 per diluted share, for the three months ended September 30, 2015 compared to $28.7 million, or $1.36 per diluted share, for the three months ended September 30, 2014. The Company’s non-GAAP core operating income increased to $106.2 million, or $4.61 per diluted share, for the nine months ended September 30, 2015 compared to $69.2 million, or $3.56 per diluted share, for the nine months ended September 30, 2014. The non-GAAP core operating income for the three and nine months ended September 30, 2015 benefited from the cash gains from the sales of private-label MBS. The Company’s non-GAAP core operating income excluding sales of private-label MBS was $31.2 million, or $1.35 per diluted share, and $26.5 million, or $1.26 per diluted share, for the three months ended September 30, 2015 and 2014, respectively. The Company’s non-GAAP core operating income excluding sales of private-label MBS was $91.1 million, or $3.96 per diluted share, and $68.0 million, or $3.50 per diluted share, for the nine months ended September 30, 2015 and 2014, respectively.

The amortization of net purchase premiums on the Company’s investments in agency MBS, and the corresponding change in book value, is reflected in the Company’s GAAP net income as a component of “investment gains (losses), net” rather than as a component of net interest income and non-GAAP core operating income. For the three months ended September 30, 2015 and 2014, the amortization of the Company’s net premium on its investments in agency MBS on the basis of actual principal payments received was approximately $0.35 per diluted share and $0.20 per diluted share, respectively. For the nine months ended September 30, 2015 and 2014, these amounts were approximately $0.98 per diluted share and $0.50 per diluted share, respectively. As the Company’s allocation of capital to agency MBS has continued to grow, the higher net interest income associated from that portfolio has also contributed to an increase in the Company’s core operating income per share. The economic costs of the Company’s hedge instruments have generally increased proportionately with the growth in the agency MBS portfolio. However, the economic costs of the Company’s hedge instruments are ultimately reflected through net income per share determined in accordance with GAAP and changes in book value per share rather than core operating income per share.

The following is a reconciliation of GAAP net income to non-GAAP core operating income measures for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2015	2014 Revised	2014 As Previously Reported
GAAP net (loss) income	$(52,630)	$12,847	$12,847
Adjustments:
Non-cash income tax provision	14,729	5,114	5,114
Stock compensation	(189)	1,524	1,524
Net realized and unrealized loss on trading MBS and hedge instruments	70,275	10,374	10,374
Realized gain on private-label MBS	(969)	(3,467)	(3,467)
Other-than-temporary impairment charges	—	71	71
Non-GAAP core operating income excluding gain on private-label MBS	31,216	26,463	26,463
Realized gain on private-label MBS	969	3,467	3,467
Other-than-temporary impairment charges realized upon sale or repayment	(1,222)	—	—
Purchase discount accretion of private-label MBS realized upon sale or repayment	1,912	2,275	2,275
Non-cash interest income related to purchase discount accretion of private-label MBS	(1,797)	(3,531)	(3,531)
Non-GAAP core operating income	$31,078	$28,674	$28,674
Non-GAAP core operating income excluding gain on private-label MBS per diluted share	$1.35	$1.26	$1.26
Non-GAAP core operating income per diluted share	$1.35	$1.36	$1.36
Weighted average diluted shares outstanding	23,065	21,055	21,055

	Nine Months Ended September 30,
	2015	2014 Revised	2014 As Previously Reported
GAAP net (loss) income	$(88,214)	$38,719	$38,719
Adjustments:
Legacy litigation expenses(a)	—	54	54
Non-cash income tax provision	32,035	21,100	21,100
Stock compensation	292	2,980	2,980
Net realized and unrealized loss on trading MBS and hedge instruments	164,460	17,808	17,808
Realized gain on private-label MBS	(17,434)	(12,826)	(12,826)
Other-than-temporary impairment charges	—	151	151
Non-GAAP core operating income excluding gain on private-label MBS	91,139	67,986	67,986
Realized gain on private-label MBS	17,434	12,826	12,826
Other-than-temporary impairment charges realized upon sale or repayment	(7,303)	(4,026)	—
Purchase discount accretion of private-label MBS realized upon sale or repayment	11,714	2,622	2,622

	Nine Months Ended September 30,
	2015	2014 Revised	2014 As Previously Reported
Non-cash interest income related to purchase discount accretion of private-label MBS	(6,820)	(10,256)	(10,256)
Non-GAAP core operating income	$106,164	$69,152	$73,178
Non-GAAP core operating income excluding gain on private-label MBS diluted per share	$3.96	$3.50	$3.50
Non-GAAP core operating income per diluted share	$4.61	$3.56	$3.77
Weighted average diluted shares outstanding	23,041	19,413	19,413

(a)	Legacy litigation expenses relate to legal matters pertaining to events related to business activities the Company completed or exited in or prior to 2009 — primarily debt extinguishment, sub-prime mortgage origination and securitization and broker/dealer operations.

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Agency MBS	$3,790,044	$3,414,340
Private-label MBS	134,789	267,437
Private-label interest-only MBS	131	212
Net long TBA positions(1)	408,374	213,563
	$4,333,338	$3,895,552

(1)	Net long TBA positions are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a net asset carrying value of $3,491 and $516 as of September 30, 2015 and December 31, 2014, respectively.

Our agency MBS consisted of the following as of September 30, 2015 (dollars in thousands):

	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
30-year fixed rate:
3.5%	$513,911	$537,352	$104.56	3.50%	9.8
4.0%	2,895,740	3,107,689	107.32	4.00%	7.9
4.5%	132,709	144,977	109.24	4.50%	6.7
5.5%	23	26	112.01	5.50%	4.5
Total/weighted-average	$3,542,383	$3,790,044	106.99	3.95%	8.1

	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
Fannie Mae	$2,208,757	$2,365,118	$107.08	3.95%	8.1
Freddie Mac	1,333,626	1,424,926	106.85	3.95%	8.1
	$3,542,383	$3,790,044	106.99	3.95%	8.1

The three-month CPR for the Company’s agency MBS was 8.16% as of September 30, 2015. As of September 30, 2015, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment including approximately 48% in specified pools backed by lower loan balances, approximately 26% in specified pools of loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”), while the remainder includes specified pools of loans with low FICO scores or with other characteristics selected for their relatively lower propensity for prepayment. As of September 30, 2015, we had $3.1 billion of outstanding repurchase agreement financing secured by $3.3 billion of agency MBS with a weighted-average cost of funding of 0.48% and $308.5 million of outstanding FHLB advances secured by $317.8 million of agency MBS with a weighted-average cost of funding of 0.19%. During the three months ended September 30, 2015, we sold agency MBS with a face value of $515.7 million for total proceeds of $550.8 million, realizing net losses of $12.5 million from the acquisition price. During the nine months ended September 30, 2015, we sold agency MBS with a face value of $776.2 million for total proceeds of $829.5 million, realizing net losses of $13.5 million from the acquisition price.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions. We execute dollar roll transactions as a means of investing in and financing generic pools of fixed-rate agency MBS. Such transactions involve effectively delaying (or “rolling”) the settlement of a forward purchase of a TBA agency MBS by entering into an offsetting short position prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward purchase of a TBA agency MBS of the same characteristics for a later settlement date. TBA securities purchased or sold for a forward settlement month are generally priced at a discount relative to TBA securities purchased for settlement in the current month. This “discount,” often referred to as the dollar roll “price drop,” reflects compensation for the net interest income (interest income less financing costs) that is foregone as a result of relinquishing beneficial ownership of the MBS for the duration of the dollar roll. Forward purchases and sales of TBA securities are accounted for as derivative instruments in our financial statements prepared in accordance with GAAP. Accordingly, dollar roll income is recognized as a component of “investment gains (losses), net” along with all other unrealized and realized gains (losses) on TBA transactions. Information about the Company’s net long TBA positions is as follows (dollars in thousands):

	Notional Amount: Net Long (Short) Position(1)	Implied Cost Basis(2)	Implied Fair Value(3)	Net Carrying Amount(4)
30-year 3.5% coupon	$255,000	$263,438	$265,824	$2,386
30-year 4.0% coupon	85,000	89,789	90,511	722
15-year 3.0% coupon	50,000	51,656	52,039	383
Total	$390,000	$404,883	$408,374	$3,491

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)	“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Our private-label MBS, excluding our interest-only MBS, consisted of the following as of September 30, 2015 (dollars in thousands):

	Face Amount	Unamortized Discount	Amortized Cost	Gross Unrealized		Fair Value	Coupon	Yield
				Gains	Losses
Re-REMIC	$179,156	$(58,331)	$120,825	$13,966	$(2)	$134,789	3.03%	9.77%

As of September 30, 2015, the private-label MBS portfolio consists almost entirely of “re-REMIC” securities. Our investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. During 2014, our private-label MBS portfolio also included senior class REMIC securities. The senior class REMIC securities that serve as collateral to our investments in re-REMIC securities, as well as those held as direct investments during 2014, represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The majority of the trusts that issued our investments in re-REMIC securities employ a “sequential” principal repayment structure, while a minority of the issuing trusts employ a “pro-rata” principal repayment structure. Accordingly, the majority of our mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by our mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest is accrued on each re-REMIC security’s outstanding principal balance at its contractual coupon rate. Our private-label MBS have approximately 0.1% in remaining structural credit enhancement provided by collateral-level subordinate interests, on a weighted-average basis, which, in addition to the substantial discount to par value at which the securities were purchased, provides protection to our invested capital.

As of September 30, 2015, we had $32.4 million of outstanding repurchase agreement financing secured by $59.0 million of private-label MBS with a weighted-average cost of funding of 2.14%. During the three months ended September 30, 2015, we received proceeds of $14.2 million from the sale of our private-label MBS, realizing $1.0 million in gains. During the nine months ended September 30, 2015, we received proceeds of $124.6 million from the sale of our private-label MBS, realizing $17.4 million in gains. During the nine months ended September 30, 2015, we purchased private-label MBS for $2.9 million with a face amount of $5.9 million. We did not purchase private-label MBS during the three months ended September 30, 2015.

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. As of September 30, 2015, the primary derivative instruments used by the Company were Eurodollar futures, 10-year U.S. Treasury note futures, and 10-year interest rate swap futures that trade on either the Chicago Board of Trade Exchange or the Eris Exchange.

Eurodollar futures represent forward starting three-month LIBOR contracts. The Company generally sells sequential series, or “strips,” of Eurodollar futures with the objective of economically (i) fixing future interest payments that will stem from its short-term repurchase agreement borrowings that, at their contractual maturity, are intended to be “rolled-over” and (ii) offsetting periodic changes in the fair value of its fixed-rate agency MBS investments that are attributable to changes in interest rates. The implied contract rate of a sold Eurodollar future contract, as shown in the table to follow, can be thought of as the future periodic rate of interest that the Company has economically “locked-in” for its future short-term borrowings (for a borrowed amount that is equal to the notional amount of the Eurodollar futures with a final settlement date within that future period). The Company’s Eurodollar future contracts run consecutively on a quarterly basis between June 2016 and June 2017 with a weighted average notional amount of $1.0 billion as of September 30, 2015. As of September 30, 2015, the notional amounts of Eurodollar futures contracts, presented by their contractual final settlement dates, are as follows (dollars in thousands):

	Notional Amount	Fair Value	Implied Contract Rate	Market Rate
Second quarter 2016	$1,000,000	$(6,211)	3.13%	0.64%
Third quarter 2016	1,000,000	(3,667)	2.26%	0.79%
Fourth quarter 2016	1,000,000	(2,781)	2.06%	0.94%
First quarter 2017	1,000,000	(2,812)	2.19%	1.07%
Second quarter 2017	1,000,000	(2,963)	2.39%	1.20%
Total/weighted-average	$5,000,000	$(18,434)	2.40%	0.93%

The Company’s longer-duration hedge instruments consist of 10-year interest rate swap futures and 10-year U.S. Treasury note futures. Interest rate swap futures are uniquely designed to replicate the economics of over-the-counter interest rate swaps and are valued based on the difference between a series of semi-annual fixed interest rate payments and quarterly floating interest rate payments based on a three-month LIBOR rate over the term to maturity. Interest rate swap futures may either mature or “roll” on a quarterly basis or be held until maturity. As of September 30, 2015, the notional amounts of 10-year interest rate swap futures are as follows (dollars in thousands):

Maturity date	Notional Amount	Fair Value	Implied Contract Rate	Market Rate
December 2015(1)	$650,000	$(13,914)	2.27%	2.06%
December 2025	335,000	(6,528)	2.28%	2.06%
Total/weighted-average	$985,000	$(20,442)	2.28%	2.06%

(1)	Represents the maturity date of “deliverable” interest rate swap futures contracts. The maturity date of the underlying forward starting 10-year fixed-rate interest rate swaps that are able to be delivered to us upon the settlement of these futures contracts is December 2025.

The Company’s 10-year interest rate swap futures that mature in December 2015 are “deliverable” interest rate swap futures that trade on the Chicago Board of Trade Exchange. These interest rate swap futures are designed to replicate a forward starting “pay-fixed” interest rate swap that would become effective in December 2015 and mature in December 2025. Upon the settlement of these futures contracts in December 2015, the Company has the option to either net settle each contract in cash in an amount equal to the fair value of the underlying 10-year interest rate swap as of the settlement date, or to physically settle the contract by accepting delivery of the underlying 10-year pay-fixed interest rate swap. The Company expects to net settle and “roll-forward” this hedge position (i.e., enter into replacement deliverable interest rate swap futures contracts) on a quarterly basis prior to the start date of the implied interest rate swap, with any adjustments to the notional amount based on the changes in the Company’s agency MBS portfolio and related repurchase agreement or FHLB advance financing as well as the Company’s expectations of market conditions.

The Company’s 10-year interest rate swap futures that mature in December 2025 are “non-deliverable” interest rate swap futures that trade on the Eris Exchange. These futures are also designed to replicate a forward starting pay-fixed interest rate swap that would become effective in December 2015 and mature in December 2025. These interest rate swap futures are, however, “non-deliverable” and, therefore, do not mature upon the effective date of the underlying interest rate swap. Rather, subsequent to the effective date of the underlying interest rate swap, these futures will replicate the economics of the underlying over-the-counter interest rate swap over their contractual lives until their maturity date in December 2025. The Company may periodically modify this hedge position based on the factors above.

The Company’s 10-year U.S. Treasury note futures are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in December 2015, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. The Company expects to net settle and “roll-forward” this hedge position on a quarterly basis, potentially adjusting the notional amount based upon the factors previously described. Information about the Company’s outstanding 10-year U.S. Treasury note futures as of September 30, 2015 is as follows (dollars in thousands):

Maturity date	Notional Amount	Fair Value
December 2015	$1,065,000	$(14,266)

Results of Operations

Net Interest Income

Net interest income consists of interest income on our MBS portfolio less interest expense on our short-term repurchase agreement financing and long-term debt. Interest income for the Company’s agency MBS is based on the contractual coupon. Purchase premiums or discounts, if any, on our agency MBS portfolio are not amortized into interest income, but, instead, are a component of the fair value adjustments to the agency MBS portfolio recorded in “investment gain (loss), net.”

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

The Company’s derivative instruments that are intended to economically hedge agency MBS and related borrowings are not designated as hedging instruments for financial reporting purposes. As a result, all gains and losses on these instruments are included as a component of “investment gain (loss), net” on the statement of comprehensive income, including any implied periodic economic financing costs.

Investment Gain (Loss), Net

“Investment gain (loss), net” primarily consists of periodic changes in the fair value (whether realized or unrealized) of investments in MBS classified as trading securities, periodic changes in the fair value (whether realized or unrealized) of derivative instruments, gains (losses) realized upon the sale of investments in MBS classified as available-for-sale, and OTTI charges for investments in private-label MBS classified as available-for-sale.

We evaluate available-for-sale securities for OTTI charges on a quarterly basis. When the fair value of an available-for-sale security is less than its amortized cost at the reporting date, the security is considered impaired. In evaluating these available-for-sale securities for OTTI charges, consideration is given to (1) the length of time and the extent to which the fair value has been lower than carrying value, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) our intent to sell, and (5) whether it is more-likely-than-not we would be required to sell the security before anticipated recovery.

For private-label MBS, on a quarterly basis we re-estimate the amount and timing of cash flows expected to be collected based upon current information and events. For available-for-sale private-label MBS that are impaired, we compare the present value of our revised estimate of the amount and timing of expected cash flows, discounted at the security’s existing effective interest rate used for interest income recognition, to the security’s amortized cost basis. Any shortfall between the present value of cash flows expected to be collected and the security’s amortized cost basis is recognized as an OTTI charge in net income as a component of “investment gain (loss), net.”

Expenses

“Compensation and benefits expense” includes base salaries, annual incentive cash compensation and non-cash stock-based compensation. Salaries, payroll taxes and employee benefits are relatively fixed in nature. Annual incentive cash compensation is based on meeting estimated annual performance measures and discretionary components. Non-cash stock-based compensation includes expenses associated with all stock-based awards granted to employees, including the Company’s performance share units to named executive officers.

“Other expenses” primarily consists of the following:

•	professional services expenses, including accounting, legal and consulting fees;
•	insurance expenses, including liability and property insurance;
•	occupancy and equipment expense, includes rental costs for our facilities and depreciation and amortization of equipment and software;
•	board of director fees; and
•	other operating expenses, including communication expenses, business development costs, printing and copying, business licenses and taxes, offices supplies and other miscellaneous office expenses.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

We reported a net loss of $52.6 million, or a loss of $2.29 per diluted share, for the three months ended September 30, 2015 compared to net income of $12.8 million, or $0.61 per diluted share, for the three months ended September 30, 2014 which included the following results for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended September 30,
	2015	2014
Interest income	$40,575	$33,301
Interest expense	5,165	2,976
Net interest income	35,410	30,325
Investment loss, net	(69,298)	(6,982)
Other expenses	3,245	5,054
(Loss) income before income taxes	(37,133)	18,289
Income tax provision	15,497	5,442
Net (loss) income	$(52,630)	$12,847
Dilutive (loss) earnings per share	$(2.29)	$0.61
Weighted-average diluted shares outstanding	23,021	21,055

Net Interest Income

Net interest income increased $5.1 million, or 16.8%, from $30.3 million for the three months ended September 30, 2014 to $35.4 million for the three months ended September 30, 2015. The increase is due primarily to a $7.4 million increase due to a change in volume (average balance) and a $1.7 million decrease due to a change in net rate on our MBS investment portfolio as discussed below. The increase in the average balance of our agency MBS is primarily the result of deploying our investable capital generated from the capital raised from our public equity offerings in 2014 and public debt offering in 2015 as well as reinvesting proceeds from the sale of private-label MBS into agency MBS on a levered basis. See additional yield analysis below.

The components of net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$4,022,220	$37,325	3.71%	$2,824,474	$26,711	3.78%
Private-label MBS:
Senior securities	—	—	—	—	—	—
Re-REMIC securities	132,806	3,244	9.77%	248,885	6,583	10.58%
Other investments	179	5	11.10%	235	6	10.66%
	$4,155,205	40,574	3.91%	$3,073,594	33,300	4.33%
Other(1)		1			1
		40,575			33,301
Repurchase agreements	$3,740,959	(3,977)	(0.42)%	$2,658,695	(2,422)	(0.36)%
FHLB advances	24,661	(12)	(0.19)%	—	—	—
	$3,765,620	(3,989)	(0.42)%	$2,658,695	(2,422)	(0.36)%
Net interest income/spread		$36,586	3.49%		$30,879	3.97%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income from our MBS portfolio of $5.7 million from $30.9 million from the three months ended September 30, 2014 to $36.6 million for the three months ended September 30, 2015 is primarily due to the increase in our agency MBS portfolio as discussed above. The decrease in yield in the overall MBS portfolio is primarily related to the decrease in the higher yielding unlevered private-label MBS portfolio from the prior period. Interest income from other investments represents interest on interest-only MBS.

The effects of changes in the composition of our investments on our net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
	Rate(1)	Volume(1)	Total Change
MBS:
Agency MBS	$(509)	$11,123	$10,614
Private-label MBS	(471)	(2,868)	(3,339)
Total MBS	(980)	8,255	7,275
Other interest	—	(1)	(1)
Repurchase agreements	(678)	(877)	(1,555)
FHLB advances	—	(12)	(12)
	$(1,658)	$7,365	$5,707

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense on short-term debt, which relates to repurchase agreements and FHLB advances, increased $1.6 million, or 66.7%, to $4.0 million for the three months ended September 30, 2015 from $2.4 million for the three months ended September 30, 2014 due primarily to the increase in such borrowings. Our short-term debt increased primarily as a result of leveraging the net proceeds raised from our public equity offerings in 2014, public debt offering in 2015 and sales of private-label MBS into purchases of new agency MBS on a levered basis.

Interest expense related to long-term debt was $1.2 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively. The increase in interest expense on long-term debt is attributable to the issuance of $35.3 million of senior notes in March 2015.

Investment Loss, Net

“Total investment loss, net” increased $62.3 million from a loss of $7.0 million for the three months ended September 30, 2014 to a loss of $69.3 million for the three months ended September 30, 2015. The increase in “total investment loss, net” is primarily the result of greater MBS spread widening within the three months ended September 30, 2015 relative to the comparative period from 2014, which resulted in the recognition of net losses on interest rate derivative instruments (intended to economically hedge our interest rate risk) that exceeded the net gains recognized on our agency MBS investments and TBA transactions, as illustrated in the table to follow (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
Realized gains on sale of available-for-sale investments, net	$969	$3,467
OTTI charges on available-for-sale securities	—	(71)
Gains (losses) on trading investments, net	27,553	(18,025)
Gains from commitments to purchase and sell MBS, net	6,404	1,580
(Losses) gains from interest rate derivative instruments, net	(104,232)	5,976
Other, net	8	91
Investment loss, net	$(69,298)	$(6,982)

The Company’s available-for-sale investments substantially consist of the Company’s private-label MBS acquired prior to 2015. The realized gains on sale of available-for-sale investments, net, recognized for the three months ended September 30, 2015 and 2014 were primarily the result of $14.2 million and $25.0 million of proceeds received, respectively, from the sales of private-label MBS resulting in a realized gain of $1.0 million and $3.5 million, respectively.

We recorded no OTTI charges for the three months ended September 30, 2015 on available-for-sale, private-label MBS. We recorded OTTI charges of $0.1 million for the three months ended September 30, 2014 on available-for-sale, private-label MBS with a cost basis of $2.1 million prior to recognizing the OTTI charges. OTTI charges represent the excess of the amortized cost basis over the net present value of expected future cash flows discounted using the current yield used for interest income recognition.

The Company’s trading investments primarily consists of agency MBS. The $27.6 million of gains on trading investments, net, recognized for the three months ended September 30, 2015 were primarily the result of net mark-to-market unrealized gain adjustments offset by net realized losses from sales of trading investments. Purchase premiums or discounts on our trading agency MBS are not amortized into interest income, but instead are a component of the fair value adjustments included in gains (losses) on trading investments, net. For the three months ended September 30, 2015 and 2014, the amortization of the Company’s net premium on its trading agency MBS investments based on actual principal payments received was approximately $8.1 million and $4.2 million, respectively. During the three months ended September 30, 2015, the Company sold trading agency MBS securities for total proceeds of $550.8 million that had $12.5 million in net cumulative losses from the acquisition price. The net investment gain on trading investments for the three months ended September 30, 2015 was attributed primarily to a decrease in interest rates partially offset by widening mortgage spreads during the period and the implied amortization of net premiums. The $18.0 million of losses on trading investments, net, recognized for the three months ended September 30, 2014 were primarily the result of net mark-to-market unrealized loss adjustments as well as net realized losses from sales of trading investments. During the three months ended September 30, 2014, the Company sold trading agency MBS securities for total proceeds of $65.3 million that had $0.1 million in net cumulative losses from the acquisition price.

Commitments to purchase and sell MBS consist of forward TBA purchases and sales. The Company may enter into TBA contracts as a means of acquiring and disposing of agency securities and it may from time to time utilize TBA dollar roll transactions to finance agency MBS purchases. The Company recognized net gains from commitments to purchase and sell MBS of $6.4 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, which consists of both “dollar roll” income and mark-to-market gains and losses on the TBA transactions.

The Company’s interest rate derivative instruments consist primarily of Eurodollar futures, 10-year interest rate swap futures and 10-year U.S. Treasury note futures. The $104.2 million of losses from interest rate derivative instruments, net, recognized for the three months ended September 30, 2015 were the result of net realized and unrealized mark-to-market adjustments. The interest rate derivative instruments closed during the three months ended September 30, 2015 had $190.6 million in net cumulative losses from the contract price. The $6.0 million of gains from interest rate derivative instruments, net, recognized for the three months ended September 30, 2014 were the result of net realized and unrealized mark-to-market adjustments. The interest rate derivative instruments closed during the three months ended September 30, 2014 had $12.0 million in net cumulative losses from the contract price. During periods of falling interest rates, the Company will generally experience losses on its interest rate derivative instruments and during periods of rising interest rates, the Company will generally experience gains on its interest rate derivative instruments. The losses from interest rate derivative instruments during the three months ended September 30, 2015 were due primarily to a decrease in interest rates during the period. The 10-year U.S. Treasury rate decreased from 2.35% as of June 30, 2015 to 2.06% as of September 30, 2015.

The value of our hedging instruments is expected to fluctuate inversely relative to the change in value of the agency MBS portfolio. However, the degree of correlation between price movements of our hedging instruments and price movements of our agency MBS portfolio may vary. While our hedging instruments are designed to protect our agency MBS portfolio from interest rate risk, they are not generally designed to protect our net book value from spread risk, which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.

Other Expenses

Other expenses decreased by $1.9 million, or 37.3%, from $5.1 million for the three months ended September 30, 2014 to $3.2 million for the three months ended September 30, 2015, primarily due to a decrease in expenses for compensation and benefits. The decrease in compensation and benefits expenses is primarily a result of a net reversal of $316.7 thousand of previously recognized stock-based compensation during the three months ended 2015, attributable to a decline in the performance measurements for certain of the Company’s performance share units granted to executive officers, as compared to the recognition of $1.4 million in stock-based compensation expense for the three months ended September 30, 2014.

Income Tax Provision

The Company’s income tax provision was $15.5 million and $5.4 million for the three months ended September 30, 2015 and 2014, respectively. The income tax provision for the three months ended September 30, 2015 includes an increase in the valuation allowance against the deferred tax assets of $28.6 million primarily from net capital losses generated during the period. The net capital losses for the three months ended September 30, 2015 were attributable primarily to realized and unrealized losses on certain of the Company’s hedging instruments. The Company’s valuation allowance represents the portion of the Company’s net capital loss carryforward that is more-likely-than-not to expire unutilized.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes current unrealized gains (losses) for mark-to-market changes in the Company’s available-for-sale MBS portfolio as well as reclassifications related to reversal of prior period unrealized gains or losses upon realization for a sale or repayment of available-for-sale MBS. Other comprehensive loss was $3.6 million and $2.2 million for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, other comprehensive loss included net unrealized mark-to-market losses of $4.0 million on the available-for-sale MBS portfolio, net of a tax benefit of $1.6 million, and a $1.4 million reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $0.3 million. For the three months ended September 30, 2014, other comprehensive loss included net unrealized mark-to-market gains of $0.4 million on the available-for-sale MBS portfolio, net of a tax provision of $0.1 million, $3.3 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $0.8 million, and $70.7 thousand of OTTI charges on available-for-sale securities, net of a tax provision of $27.5 thousand.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

We reported a net loss of $88.2 million, or $3.84 per diluted share, for the nine months ended September 30, 2015 compared to net income of $38.7 million, or $1.99 per diluted share, for the nine months ended September 30, 2014 which included the following results for the periods indicated (dollars in thousands, except per share amounts):

	Nine Months Ended September 30,
	2015	2014
Interest income	$116,229	$87,231
Interest expense	13,468	7,937
Net interest income	102,761	79,294
Investment loss, net	(146,705)	(4,990)
Other expenses	10,384	13,589
(Loss) income before income taxes	(54,328)	60,715
Income tax provision	33,886	21,996
Net (loss) income	$(88,214)	$38,719
Diluted (loss) earnings per share	$(3.84)	$1.99
Weighted-average diluted shares outstanding	22,991	19,413

Net Interest Income

Net interest income increased $23.5 million, or 29.6%, from $79.3 million for the nine months ended September 30, 2014 to $102.8 million for the nine months ended September 30, 2015. The increase is due primarily to a $28.2 million increase due to a change in volume (average balance) and a $3.4 million decrease due to a change in net rate on our MBS investment portfolio as discussed below. The increase in the average balance of our agency MBS is primarily the result of deploying our investable capital generated from the capital raised from our public equity offerings in 2014 and public debt offering in 2015 as well as reinvesting proceeds from the sale of private-label MBS into agency MBS on a levered basis. See additional yield analysis below.

The components of net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency-backed MBS	$3,699,592	$103,769	3.74%	$2,349,237	$66,603	3.78%
Private-label MBS:	—	—	—	1,821	226	16.55%
Senior securities	173,617	12,442	9.56%	262,268	20,359	10.35%
Re-REMIC securities	191	16	11.15%	271	21	10.43%
Other investments	$3,873,400	116,227	4.00%	$2,613,597	87,209	4.45%
Other(1)		2			22
		116,229			87,231
Repurchase agreements	$3,474,573	(10,452)	(0.40)%	$2,213,501	(6,280)	(0.37)%
FHLB advances	8,220	(12)	(0.19)%	—	—	—
	$3,482,793	(10,464)	(0.40)%	$2,213,501	(6,280)	(0.37)%
Net interest income/spread		$105,765	3.60%		$80,951	4.08%

(1)	Includes interest income on cash and other miscellaneous interest-earning assets.

The increase in net interest income from our MBS portfolio of $24.8 million from $81.0 million from the nine months ended September 30, 2014 to $105.8 million for the nine months ended September 30, 2015 is primarily due to the increase in our agency MBS portfolio as discussed above. The decrease in yield in the overall

MBS portfolio is primarily related to the decrease in the higher yielding unlevered private-label MBS portfolio from the prior period. Interest income from other investments represents interest on interest-only MBS.

The effects of changes in the composition of our investments on our net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
	Rate(1)	Volume(1)	Total Change
MBS:
Agency MBS	$(717)	$37,883	$37,166
Private-label MBS:
Senior securities	(113)	(113)	(226)
Re-REMIC securities	(1,466)	(6,451)	(7,917)
Total private-label MBS	(1,579)	(6,564)	(8,143)
Total MBS	(2,296)	31,319	29,023
Other interest	—	(25)	(25)
Repurchase agreements	(1,079)	(3,093)	(4,172)
FHLB advances	—	(12)	(12)
	$(3,375)	$28,189	$24,814

(1)	The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest expense on short-term debt, which relates to repurchase agreements and FHLB advances, increased $4.2 million, or 66.7%, to $10.5 million for the nine months ended September 30, 2015 from $6.3 million for the nine months ended September 30, 2014 due to the increase in repurchase agreement borrowings. Our repurchase borrowings increased primarily as a result of leveraging the net proceeds raised from our public equity offerings in 2014, public debt offering in 2015 and sales of private-label MBS into purchases of new agency MBS.

Interest expense related to long-term debt was $3.0 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense on long-term debt is attributable to the issuance of $35.3 million of senior notes in March 2015.

Investment Loss, Net

Total investment loss, net, increased $141.7 million from a loss of $5.0 million for the nine months ended September 30, 2014 to a loss of $146.7 million for the nine months ended September 30, 2015. The increase in “total investment loss, net” is primarily the result of significantly greater MBS spread widening within the nine months ended September 30, 2015 relative to the comparative period from 2014, which resulted in the recognition of net losses on interest rate derivative instruments (intended to economically hedge our interest rate risk) in addition to net losses our agency MBS investments and TBA transactions, as illustrated in the table to follow (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Realized gains on sale of available-for-sale investments, net	$17,434	$12,826
OTTI charges on available-for-sale securities	—	(151)
(Losses) gains on trading investments, net	(21,005)	44,429
Gains from commitments to purchase and sell MBS, net	3,232	1,055
Losses from interest rate derivative instruments, net	(146,788)	(63,564)
Other, net	422	415
Investment loss, net	$(146,705)	$(4,990)

The Company’s available-for-sale investments substantially consist of the Company’s private-label MBS acquired prior to 2015. The realized gains on sale of available-for-sale investments, net, recognized for the nine months ended September 30, 2015 and 2014 were primarily the result of $124.6 million and $62.3 million of proceeds received, respectively, from the sales of private-label MBS resulting in a realized gain of $17.4 million and $12.8 million, respectively.

We recorded no OTTI charges for the nine months ended September 30, 2015 on available-for-sale, private-label MBS. We recorded OTTI charges of $0.1 million for the nine months ended September 30, 2014 on available-for-sale, private-label MBS with a cost basis of $2.2 million prior to recognizing the OTTI charges. OTTI charges represent the excess of the amortized cost basis over the net present value of expected future cash flows discounted using the current yield used for interest income recognition.

The Company’s trading investments primarily consists of agency MBS. The $21.0 million of losses on trading investments, net, recognized for the nine months ended September 30, 2015 were primarily the result of net mark-to-market unrealized loss adjustments as well as net realized losses from sales of trading investments. Purchase premiums or discounts on our trading agency MBS are not amortized into interest income, but instead are a component of the fair value adjustments included in gains (losses) on trading investments, net. For the nine months ended September 30, 2015 and 2014, the amortization of the Company’s net premium on its trading agency MBS investments based on actual principal payments received was approximately $22.6 million and $9.7 million, respectively. During the nine months ended September 30, 2015, the Company sold trading agency MBS securities for total proceeds of $829.5 million that had $13.5 million in net cumulative losses from the acquisition price. The net investment loss on trading investments for the nine months ended September 30, 2015 was attributable primarily to widening mortgage spreads during the period and the implied amortization of net premiums. The $44.4 million of gains on trading investments, net, recognized for the nine months ended September 30, 2014 were the result of net mark-to-market unrealized gain adjustments as well as net realized gains from sales of trading investments. During the nine months ended September 30, 2014, the Company sold trading agency MBS securities for total proceeds of $65.3 million that had $0.1 million in net cumulative losses from the acquisition price.

Commitments to purchase and sell MBS consist of forward TBA purchases and sales. The Company may enter into TBA contracts as a means of acquiring and disposing of agency securities and it may from time to time utilize TBA dollar roll transactions to finance agency MBS purchases. The Company recognized net gains from commitments to purchase and sell MBS of $3.2 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively, which consists of both “dollar roll” income and mark-to-market gains and losses on the TBA transactions.

The Company’s interest rate derivative instruments consist primarily of Eurodollar futures, 10-year interest rate swap futures and 10-year U.S. Treasury note futures. The $146.8 million of losses from interest rate derivative instruments, net, recognized for the nine months ended September 30, 2015 were the result of net realized and unrealized mark-to-market adjustments. The interest rate derivative instruments closed during the nine months ended September 30, 2015 had $217.2 million in net cumulative losses from the contract price. The $63.6 million of losses from interest rate derivative instruments, net, recognized were the result of net realized and unrealized mark-to-market adjustments. The interest rate derivative instruments closed during the nine months ended September 30, 2014 had $27.1 million in net cumulative losses from the contract price.

Other Expenses

Other expenses decreased by $3.2 million, or 23.5%, from $13.6 million for the nine months ended September 30, 2014 to $10.4 million for the nine months ended September 30, 2015, primarily due to a decrease in expenses for compensation and benefits and professional services. The decrease in compensation and benefits expenses is primarily a result of a net reversal of $77.3 thousand of previously recognized stock-based compensation during the nine months ended 2015, attributable to a decline in the performance measurements for certain of the Company’s performance share units granted to executive officers, as compared to the recognition of $2.7 million in stock-based compensation expense for the nine months ended September 30, 2014. The decrease in professional services expenses is due primarily to a decline in legal fees compared to the prior period.

Income Tax Provision

The Company’s income tax provision was $33.9 million and $22.0 million for the nine months ended September 30, 2015 and 2014, respectively. The income tax provision for the nine months ended September 30, 2015 includes an increase in the valuation allowance against the deferred tax assets of $59.2 million primarily from net capital losses generated during the nine months ended September 30, 2015. The net capital losses for the nine months ended September 30, 2015 were attributable primarily to realized and unrealized losses on certain of the Company’s hedging instruments. The Company’s valuation allowance represents the portion of the Company’s net capital loss carryforward that is more-likely-than-not to expire unutilized.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes current unrealized gains (losses) for mark-to-market changes in the Company’s available-for-sale MBS portfolio as well as reclassifications related to reversal of prior period unrealized gains or losses upon realization for a sale or repayment of available-for-sale MBS. Other comprehensive loss was $24.5 million and $5.6 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, other comprehensive loss included net unrealized mark-to-market losses of $10.9 million on the available-for-sale MBS portfolio, net of a tax benefit of $4.1 million, and $22.7 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $5.0 million. For the nine months ended September 30, 2014, other comprehensive loss included net unrealized mark-to-market gains of $4.4 million on the available-for-sale MBS portfolio, net of a tax provision of $1.7 million, $12.3 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $3.9 million, and $150.8 thousand of OTTI charges on available-for-sale securities, net of a tax provision of $58.7 thousand.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, meet margin calls on our short-term borrowings and hedging instruments, and for other general business purposes. Our primary sources of funds for liquidity consist of short-term borrowings (e.g., repurchase agreements and FHLB advances), principal and interest payments on MBS and proceeds from sales of MBS. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities or other securities registered pursuant to our effective shelf registration statement filed with the SEC.

To gain additional flexibility in accessing capital markets for, among other things, the acquisition of MBS and other assets, the repayment of outstanding indebtedness, the pursuit of growth initiatives that may include acquisitions, working capital, and for liquidity needs, we filed a shelf registration statement on Form S-3 (File No. 333-193478) with the SEC (the “2014 Shelf Registration”) that was declared effective by the SEC on February 5, 2014. The 2014 Shelf Registration statement permits us to issue and publicly distribute various types of securities, including Class A common stock, preferred stock, debt securities, warrants and units, or any combination of such securities, from time to time, in one or more offerings, up to an aggregate amount of $750.0 million with a remaining availability of $543.5 million as of September 30, 2015.

Liquidity, or ready access to funds, is essential to our business. Perceived liquidity issues may affect our counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. If we cannot obtain funding from third parties or from our subsidiaries, our results of operations could be negatively impacted.

Potential future sources of liquidity for us include existing cash balances; borrowing capacity through margin accounts, repurchase agreements, and FHLB advances; cash flows from operations; principal repayments and sales of MBS; and future issuances of common stock, preferred stock, debt securities or other securities registered pursuant to our shelf registration statement. Funding for agency MBS through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties, and we believe there is additional capacity to finance our private-label MBS through repurchase agreement financing.

Cash Flows

As of September 30, 2015, our cash and cash equivalents totaled $13.5 million, representing a net decrease of $20.3 million from $33.8 million as of December 31, 2014. The cash provided by operating activities of $81.7 million during the nine months ended September 30, 2015 was attributable primarily to net interest income less our expenses. The cash used in investing activities of $358.7 million during the nine months ended September 30, 2015 relates primarily to purchases of agency MBS and funding of deposits for margin calls on the Company’s Eurodollar and 10-year interest rate swap futures contracts, partially offset by sales of agency and private-label MBS and the principal payments received on agency MBS. The cash provided by financing activities of $256.7 million during the nine months ended September 30, 2015 relates primarily to net proceeds from repurchase agreements and FHLB advances used to finance a portion of the MBS portfolio and from proceeds from a completed public offering of debt securities, partially offset by dividend payments on common stock.

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

As of September 30, 2015, liquid assets consisted primarily of cash and cash equivalents of $13.5 million and net investments in MBS of $398.5 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements and FHLB advances outstanding and payable for purchased MBS. The $398.5 million net investment in MBS includes $75.8 million of unpledged private-label MBS.

As of September 30, 2015, our liabilities totaled $3.7 billion. In addition to other payables and accrued expenses, our liabilities consisted of repurchase agreements, FHLB advances, and long-term debt. As of September 30, 2015, our debt-to-equity leverage ratio was 7.4 to 1. The Company’s “at risk” leverage ratio, measured as the ratio of the Company’s total debt plus net payable for unsettled securities to the Company’s equity excluding the net deferred tax asset, was 9.6 to 1 at September 30, 2015.

Long-Term Debt

As of September 30, 2015, we had $75.3 million of total long-term debt. Our trust preferred debt with a principal amount of $15.0 million outstanding as of September 30, 2015 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of September 30, 2015 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of September 30, 2015 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

Repurchase Agreements

We also have short-term financing facilities that are structured as repurchase agreements with various financial institutions to primarily fund our portfolio of agency MBS. Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination event, the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	September 30, 2015	December 31, 2014
Pledged with agency MBS:
Repurchase agreements outstanding	$3,121,406	$3,137,586
Agency MBS collateral, at fair value	3,295,123	3,300,383
Net amount(1)	173,717	162,797
Weighted-average rate	0.48%	0.38%
Weighted-average term to maturity	14.0 days	14.0 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$32,350	$42,189
Private-label MBS collateral, at fair value	59,013	75,642
Net amount(1)	26,663	33,453
Weighted-average rate	2.14%	1.98%
Weighted-average term to maturity	23.4 days	21.8 days
Total MBS:
Repurchase agreements outstanding	$3,153,756	$3,179,775
MBS collateral, at fair value	3,354,136	3,376,025
Net amount(1)	200,380	196,250
Weighted-average rate	0.50%	0.40%
Weighted-average term to maturity	14.1 days	14.1 days
Maximum amount outstanding at any month-end during the period	$3,911,987	$3,183,811

(1)	Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

Federal Home Loan Bank Advances

In September 2015, our wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), was granted membership to the FHLB of Cincinnati (“FHLBC”). The FHLBC, like each of the 11 regional FHLBs, is a cooperative that provides its member financial institutions with a number of financial products and services, including short and long-term secured borrowings that are known as “advances.” FHLBC advances may be collateralized by a number of real estate related assets, including agency MBS. As a member of the FHLBC, Key Bridge is required to acquire membership stock as well as activity-based stock (the amount of which based is upon a percentage of the dollar amount of its outstanding advances) in the FHLBC. As of September 30, 2015, Key Bridge had acquired $6.2 million of capital stock in the FHLBC, which is included in “other assets” in the accompanying consolidated balance sheets. Similar to a repurchase agreement borrowing, we pledge agency MBS as collateral to secure the advance to Key Bridge, the amount of which is equal to a specified percentage of the fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral throughout the term of the advance arrangement. The FHLBC may require that we pledge additional collateral to secure borrowings when the value of the collateral declines.

In September 2014, the Federal Housing Financing Agency (“FHFA”) issued a Notice of Proposed Rulemaking (the “Proposed Rule”), along with an associated request for comment, that, among other effects, proposes the exclusion of captive insurance companies from eligibility for FHLBC membership. If enacted, the Proposed Rule would result in the immediate termination of captive insurance companies as FHLBC members that became members after the Proposed Rule’s publication date. Such captive insurance companies could be required to immediately repay outstanding advances. Additionally, the FHLBC would have up to five years to redeem the membership and activity-based stock held by such captive insurance companies. It is unclear whether the Proposed Rule will be enacted in its current form. The ultimate content of any final rule enacted by FHFA could have a material impact on Key Bridge’s ability to obtain funding through the FHLBC. In October 2015, a bill was introduced in the U.S. House of Representatives that, if passed, would prohibit the FHFA from moving forward with its Proposed Rule.

Following the granting of its membership in September 2015, Key Bridge obtained short-term advances from the FHLBC, none of which had matured prior to September 30, 2015. The following table provides information regarding the outstanding FHLBC advances as of September 30, 2015:

September 30, 2015
Pledged with agency MBS:
FHLB advances outstanding	$308,500
Agency MBS collateral, at fair value	317,847
Net amount(1)	9,347
Weighted-average rate	0.19%
Weighted-average term to maturity	15.0 days

(1)	Net amount represents the value of collateral in excess of corresponding FHLB advance. The amount of collateral at-risk is limited to the outstanding FHLB advance and not the entire collateral balance.

“Direct” Repurchase Agreements

Within the third quarter of 2015, as part of our continuous effort to further expand our funding sources to increase liquidity, flexibility, and profitability, we completed the steps necessary to begin executing repurchase agreements directly with cash lenders rather than through a broker/dealer intermediary. We executed our first direct repurchase agreement borrowing shortly following the close of the third quarter.

In addition to expanding our existing pool of funding sources, having the ability to execute repurchase agreements directly with cash lenders provides us with the potential for reduced funding costs and increased profitability by eliminating the “bid/ask spread” generally retained by the broker/dealer intermediary in a traditional repurchase agreement execution.

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including Eurodollar futures, interest rate swap futures, U.S. Treasury note futures contracts, interest rate swaps, put options and forward TBA purchases and sales. The exchange traded derivatives such as Eurodollar futures, interest rate swap futures, and U.S. Treasury note futures are, in effect, settled on a daily basis by the exchange of cash variation margin. We may be required to pledge collateral for margin requirements with third-party custodians in connection with certain of its other derivative transactions. To date, we have not had any margin calls on our derivative agreements that we were not able to satisfy. However, if we encounter decreases in long-term interest rates, margin calls on our derivative agreements could result in a material adverse change in our liquidity position. As of September 30, 2015, we had outstanding exchange traded Eurodollar futures, 10-year interest rate swap futures, and 10-year U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	September 30, 2015
	Notional Amount	Net Fair Value	Collateral Deposit
Eurodollar futures(1)	$1,000,000	$(18,434)	$21,050
10-year interest rate swap futures	985,000	(20,442)	37,617
10-year U.S. Treasury note futures	1,065,000	(14,266)	28,591

(1)	Represents the weighted-average notional of the Eurodollar futures contracts that mature on a quarterly basis between June 2016 and June 2017. The total notional amount of all Eurodollar future contracts was $5,000,000 as of September 30, 2015.

Share Repurchase Program

On October 26, 2015, the Board of Directors authorized an increase in the Company’s share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock, which includes the 205,485 shares previously available to be repurchased under the prior share repurchase program established in July 2010.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors has approved and the Company has declared the following dividends to date in 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2014:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.875	December 18	December 31	January 30, 2015
September 30	0.875	September 17	September 29	October 31
June 30	0.875	June 11	June 30	July 31
March 31	0.875	March 13	March 31	April 30

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2015 and December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Credit Risk

Although we do not expect to encounter credit risk in our agency MBS portfolio assuming Fannie Mae and Freddie Mac remain solvent, we are exposed to credit risk in our private-label MBS portfolio. With respect to our private-label MBS, credit support contained in these MBS deal structures provides a level of protection from losses, as do the discounted purchase prices in the event of the return of less than 100% of par. We also evaluate the impact of credit risk on our investments through a comprehensive investment review and selection process, which is predominantly focused on quantifying and pricing credit risk. We review our private-label MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments. Through modeling and scenario analysis, we seek to evaluate each investment’s credit risk. Credit risk is also monitored through our ongoing asset surveillance. Despite these measures to manage credit risk, unanticipated credit losses could nevertheless occur, which could adversely impact our operating results.

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

The following table represents certain statistics of our private-label MBS portfolio as of and for the three months ended September 30, 2015:

Total Private-Label Securities
Weighted-average coupon	3.0%
Delinquencies greater than 60 plus days	12.1%
Credit enhancement	0.1%
Severity (three months average)	29.2%
Constant prepayment rate (three months average)	13.5%

Key credit and prepayment measures in our private-label MBS portfolio reflected improvement during the three months ended September 30, 2015 as compared to the prior quarter. Total 60-day plus delinquencies in our private-label MBS portfolio decreased to 12.1% at September 30, 2015 from 12.4% at June 30, 2015 and trailing three month average loss severities on liquidated loans decreased to 29.2% at September 30, 2015 from 33.0% at June 30, 2015. We will continue to monitor the performance of each security in our portfolio and assess the impact on the overall performance of the portfolio.

The table that follows shows the expected change in fair value for our current private-label MBS under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 within the fair value hierarchy as they are valued using present value techniques based on estimated cash flows of the security taking into consideration various assumptions derived by management and used by other market participants.

These assumptions include, among others, interest rates, prepayment rates, discount rates, credit default rates, loss severity rates, and the timing of cash flows and credit losses. Credit default and loss severity rates can significantly affect the prices of private-label MBS. While it is impossible to project the exact amount of changes in value, the table below illustrates the impact a 10% increase and a 10% decrease in the credit default and loss severity rates from those used as our valuation assumptions would have on the value of our total assets and our book value per share as of September 30, 2015. The changes in rates are assumed to occur instantaneously. The table below is based on a change in either the credit default rates or loss severity rates in isolation. However, a change in one valuation assumption may be accompanied by a directionally opposite change in another valuation assumption. Actual changes in market conditions are likely to be different from these assumptions (dollars in thousands, except per share amounts).

	September 30, 2015
	Value	Value with 10% Increase in Default Rate	Percent Change	Value with 10% Decrease in Default Rate	Percent Change	Value with 10% Increase in Loss Severity Rate	Percent Change	Value with 10% Decrease in Loss Severity Rate	Percent Change
Assets
MBS, private-label	$134,789	$132,891	(1.41)%	$136,729	1.44%	$132,373	(1.79)%	$137,207	1.79%
MBS, agency	3,790,044	3,790,044	—	3,790,044	—	3,790,044	—	3,790,044	—
Other	257,401	257,401	—	257,401	—	257,401	—	257,401	—
Total assets	$4,182,234	$4,180,336	(0.05)%	$4,184,174	0.05%	$4,179,818	(0.06)%	$4,184,652	0.06%
Liabilities	$3,704,226	$3,704,226	—	$3,704,226	—	$3,704,226	—	$3,704,226	—
Stockholders’ Equity	478,008	476,110	(0.40)%	479,948	0.41%	475,592	(0.51)%	480,426	0.51%
Total liabilities and stockholders’ equity	$4,182,234	$4,180,336	(0.05)%	$4,184,174	0.05%	$4,179,818	(0.06)%	$4,184,652	0.06%
Book value per share	$20.75	$20.66	(0.40)%	$20.83	0.41%	$20.64	(0.51)%	$20.85	0.51%

Interest Rate Risk

We are also subject to interest rate risk in our MBS portfolio. Some of our MBS positions are financed with repurchase agreements and FHLB advances, which are interest rate sensitive financial instruments. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and mortgage prepayments and in the shape and slope of the yield curve. We attempt to hedge a portion of our exposure to interest rate fluctuations primarily through the use of exchange-traded interest rate derivative instruments, including Eurodollar futures, U.S. Treasury note futures and interest rate swap futures.

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

The table that follows shows the expected change in fair value for our current MBS and derivatives under several hypothetical interest-rate scenarios. Interest rates are defined by the U.S. Treasury yield curve. The changes in rates are assumed to occur instantaneously. It is further assumed that the changes in rates occur uniformly across the yield curve and that the level of LIBOR changes by the same amount as the yield curve. Actual changes in market conditions are likely to be different from these assumptions.

Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” Management’s estimate of change in the value of MBS is based on the same assumptions it uses to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. For MBS, the estimated change in value illustrated in the table to follow reflects an effective duration of 5.08 in response to an instantaneous parallel 100 basis point increase in interest rates and 2.96 in response to an instantaneous parallel 100 basis point decrease in interest rates.

The effective durations are based on observed market value changes, as well as management’s own estimate of the effect of interest rate changes on the fair value of the investments including assumptions regarding prepayments based, in part, on age of and interest rate on the mortgages underlying the MBS, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of past interest rate conditions.

The interest rate sensitivity analysis illustrated by the table that follows has certain limitations, most notably the following:

•	The 100 basis point upward and downward shocks to interest rates that are applied in the analysis represent parallel shocks to the forward yield curve. The analysis does not consider the sensitivity of stockholders’ equity to changes in the shape or slope of the forward yield curve.
•	The analysis assumes that spreads remain constant and, therefore, does not reflect an estimate of the impact that changes in spreads would have on the value of our MBS investments or our LIBOR and U.S. Treasury rate based derivative instruments.
•	The analysis assumes a static portfolio and does not reflect activities and strategic actions that management may take in the future to manage interest rate risk in response to significant changes in interest rates or other market conditions.
•	The yield curve that results from applying an instantaneous parallel 100 basis point decrease in interest rates reflects an interest rate of less than 0% in certain earlier portions of the curve. The results of the analysis included in the table to follow reflect the effect of these negative interest rates.

This analysis is not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	September 30, 2015
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Assets
MBS	$3,924,833	$3,725,404	(5.08)%	$4,040,923	2.96%
Derivative asset	3,863	(25,571)	(761.95)%	14,630	278.72%
Other	253,538	253,538	—	253,538	—
Total assets	$4,182,234	$3,953,371	(5.47)%	$4,309,091	3.03%
Liabilities
Repurchase agreements	$3,153,756	$3,153,756	—	$3,153,756	—
FHLB advances	308,500	308,500	—	308,500	—
Derivative liability	53,514	(150,962)	(382.10)%	251,491	369.95%
Other	188,456	188,456	—	188,456	—
Total liabilities	3,704,226	3,499,750	(5.52)%	3,902,203	5.34%
Stockholders’ equity	478,008	453,621	(5.10)%	406,888	(14.88)%
Total liabilities and stockholders’ equity	$4,182,234	$3,953,371	(5.47)%	$4,309,091	3.03%
Book value per share	$20.75	$19.69	(5.10)%	$17.66	(14.88)%

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

Cautionary Statement About Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•	the availability and terms of, and our ability to deploy, capital and our ability to grow our business through a strategy focused on acquiring primarily residential mortgage-backed securities (MBS) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (agency MBS), and MBS issued by private organizations (private-label MBS);
•	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (“NOLs”), and net capital losses (“NCLs”), to offset future taxable income, including whether our shareholder rights plan (“Rights Plan”) will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;
•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of these strategies;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	the effect of governmental regulation and actions;
•	our ability to quantify and manage risk;
•	our ability to realize any reflation of our assets;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	investing in assets other than MBS or pursuing business activities other than investing in MBS;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the 1940 Act); and
•	the effect of general economic conditions on our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

•	the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates, including the timing of increases in the Federal Funds rate by the Federal Reserve;
•	current conditions and further adverse developments in the residential mortgage market and the overall economy;

•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	competition for investment opportunities, including competition from the U.S. Department of Treasury (U.S. Treasury) and the U.S. Federal Reserve, for investments in agency MBS, as well as the timing of the termination by the U.S. Federal Reserve of its purchases of agency MBS;
•	FHFA rulemaking that would terminate our relationship with the FHLBC;
•	the federal conservatorship of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;
•	mortgage loan prepayment activity, modification programs and future legislative action;
•	changes in, and success of, our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;
•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to successfully expand our business into areas other than investing in MBS; and
•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Item 1A — Risk Factors”.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The membership of our captive insurance company, Key Bridge, in the FHLBC may be terminated, and any advances outstanding to Key Bridge from the FHLBC would be immediately unwound, possibly at a loss.

In September 2014, the Federal Housing Financing Authority issued RIN 2590-AA39, Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the “Proposed Rule”). The Proposed Rule, among other things, addresses membership terminations for captive insurance companies that became members of the FHLB systems after publication of the Proposed Rule, which would include Key Bridge. Under the Proposed Rule, Key Bridge would be ineligible to continue as a member of the FHLB of Cincinnati as of the effective date of the final rule, if adopted as proposed, and as a result would be required to immediately terminate such membership. If Key Bridge’s membership in the FHLB were terminated, the FHLB would have up to five years to redeem the FHLB stock that Key Bridge purchased and owns as the result of its membership and level of FHLB activity. In addition, if such membership were terminated, Key Bridge would be required to promptly liquidate our advances from the FHLBC as well as pay any associated early termination fees and accrued interest. There can be no assurance that we will be able to obtain sufficient financing on favorable terms or at all to repay or replace our outstanding advances from the FHLBC upon any such liquidation, which could adversely affect our liquidity and/or force us to sell our assets under adverse market conditions and incur substantial losses. Certain of our competitors with captive insurance company members of a FHLB would be simultaneously required to liquidate their advances, which would create greater demand for financing of assets that would likely increase financing costs at a time when funding collateral is becoming more expensive as a result of bank regulatory rules. Additionally, if Key Bridge’s membership is terminated, we would be at a competitive disadvantage vis-à-vis our competitors with captive insurance company members of a FHLB that became members prior to the publication of the Proposed Rule and therefore have and will continue to have access to long-term funding with which to acquire their target assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
4.01	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.02	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.03	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (333-171537).
4.04	Form of Senior Note (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (133-171537).
4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2009).
4.08	Second Supplemental Indenture, dated as of March 18, 2015, between the Registrant, Wells Fargo Bank, National Association, as Trustee and The Bank of New York Mellon, as Series Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-A filed on March 18, 2015).
4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on March 17, 2015).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.

**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2015 and the Year Ended December 31, 2014; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

By:	/s/ RICHARD E. KONZMANN Richard E. Konzmann Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 2, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
4.01	Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.02	First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.03	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (333-171537).
4.04	Form of Senior Note (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (133-171537).
4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013).
4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2009).
4.08	Second Supplemental Indenture, dated as of March 18, 2015, between the Registrant, Wells Fargo Bank, National Association, as Trustee and The Bank of New York Mellon, as Series Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-A filed on March 18, 2015).
4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on March 17, 2015).
12.01	Computation of Ratio of Earnings to Fixed Charges.*
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	INSTANCE DOCUMENT***
101.SCH	SCHEMA DOCUMENT***
101.CAL	CALCULATION LINKBASE DOCUMENT***
101.LAB	LABELS LINKBASE DOCUMENT***
101.PRE	PRESENTATION LINKBASE DOCUMENT***
101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.

**	Furnished herewith.
***	Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2015 and the Year Ended December 31, 2014; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014.