Form 10-Q
period 2016-03-31
Arlington Asset Investment Corp.
filed 2016-05-10
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 29, 2016:

Title	Outstanding
Class A Common Stock	22,879,431 shares
Class B Common Stock	97,604 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$43,184	$36,987
Interest receivable	9,808	11,936
Mortgage-backed securities, at fair value
Private-label	129,231	130,435
Agency	3,417,850	3,865,316
Derivative assets, at fair value	5,587	12,991
Deferred tax assets, net	101,480	97,530
Deposits	81,768	29,429
Other assets	2,381	18,315
Total assets	$3,791,289	$4,202,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,062,381	$2,834,780
Federal Home Loan Bank advances	—	786,900
Interest payable	1,365	2,436
Accrued compensation and benefits	1,423	5,170
Dividend payable	14,476	14,504
Derivative liabilities, at fair value	44,719	553
Purchased securities payable	158,261	—
Other liabilities	1,502	1,132
Long-term debt	73,489	73,433
Total liabilities	3,357,616	3,718,908
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 22,879,431 and 22,874,819 shares issued and outstanding, respectively	229	229
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 97,604 and 102,216 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,898,670	1,898,085
Accumulated other comprehensive income, net of taxes of $105 and $3,230, respectively	7,461	12,371
Accumulated deficit	(1,472,688)	(1,426,655)
Total stockholders’ equity	433,673	484,031
Total liabilities and stockholders’ equity	$3,791,289	$4,202,939

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income
Agency mortgage-backed securities	$25,655	$25,460
Private-label mortgage-backed securities	2,971	5,043
Other	128	7
Total interest income	28,754	30,510
Interest expense
Short-term debt	5,500	3,080
Long-term debt	1,193	648
Total interest expense	6,693	3,728
Net interest income	22,061	26,782
Investment loss, net
Realized gain on sale of available-for-sale investments, net	—	3,348
Other-than-temporary impairment charges	(99)	—
Gain on trading investments, net	50,950	19,745
Loss from derivative instruments, net	(100,760)	(76,012)
Other, net	19	112
Total investment loss, net	(49,890)	(52,807)
Other expenses
Compensation and benefits	2,564	2,412
Other expenses	1,771	1,006
Total other expenses	4,335	3,418
Loss before income taxes	(32,164)	(29,443)
Income tax (benefit) provision	(546)	12,742
Net loss	$(31,618)	$(42,185)
Basic loss per share	$(1.38)	$(1.84)
Diluted loss per share	$(1.38)	$(1.84)
Weighted-average shares outstanding (in thousands)
Basic	22,994	22,973
Diluted	22,994	22,973
Other comprehensive loss, net of taxes
Unrealized gains (losses) on available-for-sale securities (net of taxes of $(3,164) and $(2,663), respectively)	$(4,970)	$(4,493)
Reclassification
Included in investment loss, net, related to sales of available-for-sale securities (net of taxes of $-0- and $(380), respectively)	—	(3,362)
Included in investment loss, net, related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $39 and $-0-, respectively)	60	—
Comprehensive loss	$(36,528)	$(50,040)

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2014	22,860,922	$229	105,869	$1	$1,897,027	$35,872	$(1,287,855)	$645,274
Net loss	—	—	—	—	—	—	(69,403)	(69,403)
Conversion of Class B common stock to Class A common stock	3,653	—	(3,653)	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans	97,651	—	—	—	—	—	—	—
Repurchase of Class A common stock	(48,695)	—	—	—	(593)	—	—	(593)
Repurchase of Class A common stock under stock-based compensation plans	(38,712)	—	—	—	(572)	—	—	(572)
Stock-based compensation	—	—	—	—	1,145	—	—	1,145
Income tax benefit from stock-based compensation	—	—	—	—	1,078	—	—	1,078
Other comprehensive loss	—	—	—	—	—	(23,501)	—	(23,501)
Dividends declared	—	—	—	—	—	—	(69,397)	(69,397)
Balances, December 31, 2015	22,874,819	229	102,216	1	1,898,085	12,371	(1,426,655)	484,031
Net loss	—	—	—	—	—	—	(31,618)	(31,618)
Conversion of Class B common stock to Class A common stock	4,612	—	(4,612)	—	—	—	—	—
Stock-based compensation	—	—	—	—	517	—	—	517
Income tax benefit from stock-based compensation	—	—	—	—	68	—	—	68
Other comprehensive loss	—	—	—	—	—	(4,910)	—	(4,910)
Dividends declared	—	—	—	—	—	—	(14,415)	(14,415)
Balances, March 31, 2016	22,879,431	$229	97,604	$1	$1,898,670	$7,461	$(1,472,688)	$433,673

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(31,618)	$(42,185)
Adjustments to reconcile net loss to net cash provided by operating activities
Net investment loss	49,890	52,807
Net premium amortization on mortgage-backed securities	5,328	3,758
Deferred tax provision	(824)	12,132
Other	517	111
Changes in operating assets
Interest receivable	2,128	(568)
Other assets	2,051	823
Changes in operating liabilities
Interest payable and other liabilities	(2,510)	(320)
Accrued compensation and benefits	(3,747)	(4,505)
Net cash provided by operating activities	21,215	22,053
Cash flows from investing activities:
Purchases of private-label mortgage-backed securities	(5,357)	—
Purchases of agency mortgage-backed securities	(377,604)	(331,514)
Proceeds from sales of private-label mortgage-backed securities	—	20,859
Proceeds from sales of agency mortgage-backed securities	933,927	51,751
Receipt of principal payments on private-label mortgage-backed securities	—	785
Receipt of principal payments on agency mortgage-backed securities	93,459	88,980
Payments for derivatives and deposits, net	(101,528)	(77,378)
Other	15,764	39
Net cash provided by (used in) investing activities	558,661	(246,478)
Cash flows from financing activities:
Proceeds from repurchase agreements, net	227,601	191,915
Repayments for Federal Home Loan Bank advances	(786,900)	—
Proceeds from long-term debt issuance, net	—	34,188
Excess tax benefits associated with stock-based awards	68	—
Dividends paid	(14,448)	(20,195)
Net cash (used in) provided by financing activities	(573,679)	205,908
Net increase (decrease) in cash and cash equivalents	6,197	(18,517)
Cash and cash equivalents, beginning of period	36,987	33,832
Cash and cash equivalents, end of period	$43,184	$15,315
Supplemental cash flow information
Cash payments for interest	$7,708	$3,636
Cash payments for taxes	$—	$—

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

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

The unaudited interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s consolidated financial statements include the accounts of Arlington Asset and all other entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of March 31, 2016 and December 31, 2015, approximately 99% and 98%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Interest Income Recognition for Investments in Agency MBS

Substantially all of the Company’s investments in agency MBS are classified as trading securities. On January 1, 2016, the Company elected to change its accounting policy for recognizing interest income on its investments in agency MBS classified as trading securities by amortizing purchase premiums (or accreting purchase discounts) as an adjustment to interest income in accordance with the “interest method” permitted by GAAP. Prior to January 1, 2016, interest income from trading agency MBS was reported based upon each security’s stated coupon rate (referred to by the Company as the “coupon rate method”).

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The interest method is applied at the individual security level based upon each security’s effective interest rate. The Company calculates each security’s effective interest rate at the time of purchase by solving for the discount rate that equates the present value of that security's remaining contractual cash flows (assuming no principal prepayments) to its purchase price. Because each security’s effective interest rate does not reflect an estimate of future prepayments, the Company refers to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method to its investments in agency MBS, as principal prepayments occur, a proportional amount of the unamortized premium or discount is recognized in interest income such that the effective interest rate on the remaining security balance is unaffected.

The Company believes that the application of the contractual effective interest method, relative to the coupon rate method, to its investments in trading agency MBS results in a reported interest income measure that better reflects the economic yield of its investments, including a better reflection of the economic effect of principal prepayments in the period in which those prepayments occur. In addition, the Company believes that this change in accounting policy enhances the comparability of its reported periodic financial results to those of its peers.

The Company retrospectively applied this change in accounting policy to all historical periods. Because the Company accounts for its investments in trading agency MBS on its consolidated balance sheets at fair value with all periodic changes in fair value reflected in the Company’s net income, this change in accounting policy did not have an effect on the Company’s historical consolidated balance sheets,  net income, or comprehensive income. The change in accounting policy did, however, result in a reclassification between reported “gain (loss) on trading investments, net” and interest income on the Company’s historical consolidated statements of comprehensive income. As the Company’s agency MBS have generally been acquired at a premium to par value, historical reported interest income was reduced by periodic premium amortization, while periodic investment gains (losses) reported as a component of “gain (loss) on trading investments, net” were increased (decreased) by an equal and offsetting amount. The following table presents the effect of the Company’s retrospective application of the change in accounting policy to the annual and quarterly periods of fiscal year 2015:

	Fiscal Year 2015
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income: agency mortgage-backed securities:
As previously reported	$139,244	$35,475	$37,325	$34,530	$31,914
Retrospective adjustment	(33,330)	(7,136)	(9,336)	(10,404)	(6,454)
As revised	$105,914	$28,339	$27,989	$24,126	$25,460

Gain (loss) on trading investments, net:
As previously reported	$(64,388)	$(43,383)	$27,553	$(61,849)	$13,291
Retrospective adjustment	33,330	7,136	9,336	10,404	6,454
As revised	$(31,058)	$(36,247)	$36,889	$(51,445)	$19,745

Effect to previously reported net income (loss)	$—	$—	$—	$—	$—

Interest Income Recognition for Investments in Private-Label MBS

The Company’s investments in private-label MBS were generally acquired at significant discounts to their par values due in large part to an expectation that the Company will be unable to collect all of the contractual cash flows of the securities. Investments in private-label MBS acquired prior to 2015 are classified as available-for-sale. The Company has elected to classify its investments in private-label MBS acquired in 2015 or later as trading securities. Interest income from investments in private-label MBS is recognized using a prospective level-yield methodology which is based upon each security’s effective interest rate. The amount of periodic interest income recognized is determined by applying the security’s effective interest rate to its amortized cost basis or reference amount. At the time of acquisition, the security’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. To prepare its best estimate of cash flows expected to be collected, the Company develops a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral for its investment, including assumptions about the timing and amount of prepayments and credit losses.

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

Other Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of comprehensive income adjusted for other comprehensive income. Other comprehensive income for the Company represents periodic unrealized holding gains and losses related to the Company’s investments in MBS classified as available-for-sale. Accumulated unrealized holding gains and losses for available-for-sale MBS are reclassified into net income as a component of “investment gain (loss), net” upon (i) sale or realization, or (ii) the occurrence of an other-than-temporary impairment.

Other Significant Accounting Policies

Certain of the Company’s other significant accounting policies are summarized in the following notes:

Investments in agency MBS, subsequent measurement	Note 3
Investments in private-label MBS, subsequent measurement	Note 4
Borrowings	Note 5
To-be-announced agency MBS transactions, including “dollar rolls”	Note 6
Derivative instruments	Note 6
Balance sheet offsetting	Note 7
Fair value measurements	Note 8

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Refer to the Company’s 2015 Annual Report on Form 10-K for a complete inventory and summary of the Company’s significant accounting policies.

Recent Accounting Pronouncements

The following table provides a brief description of recently issued accounting pronouncements and their actual or expected effect on the Company’s consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
Recently Adopted Accounting Guidance
ASU No. 2015-02, Amendments to the Consolidation Analysis (Topic 810)	This amendment makes targeted changes to the current consolidation guidance and ends the deferral granted to investment companies from applying variable interest entity guidance.	January 1, 2016	This amendment did not have an impact on the Company’s consolidated financial statements.

ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)	This amendment requires debt issuance costs to be presented in the balance sheet as a direct reduction from the associated debt liability rather than as a separate asset.	January 1, 2016

The adoption of this amendment resulted in an immaterial reclassification of unamortized debt issuance costs from the line item “other assets” to the line item “long-term debt” on the Company’s consolidated balance sheets.

Recently Issued Accounting Guidance Not Yet Adopted
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

ASU No. 2016-02, Leases (Topic 842)

This amendment replaces the existing lease accounting model with a revised model.  The primary change effectuated by the revised lease accounting model is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.

		January 1, 2018	The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting (Topic 323)

This amendment eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held.

		January 1, 2017	The Company does not expect that the adoption of ASU No. 2016-07 will have a material impact on its consolidated financial statements.

ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)

This amendment was issued with the objective of simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities.

		January 1, 2017	The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. Substantially all of the Company’s investments in agency MBS are classified as trading securities. The following table provides the fair value of the Company’s available-for-sale and trading investments in agency MBS as of the dates indicated:

	Fair Value as of
	March 31, 2016	December 31, 2015
Agency MBS classified as:
Available-for-sale	$25	$26
Trading	3,417,825	3,865,290
Total	$3,417,850	$3,865,316

All periodic changes in the fair value of trading agency MBS that are not attributed to interest income are recognized as a component of “investment loss, net” in the accompanying consolidated statements of comprehensive income. The following table provides additional information about the gains and losses recognized as a component of “investment loss, net” in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in agency MBS classified as trading securities:

	Three Months Ended March 31,
	2016	2015
Net gains recognized in earnings for:
Agency MBS still held at period end	$43,818	$19,181
Agency MBS sold during the period	7,001	564
Total	$50,819	$19,745

The Company also invests in and finances fixed-rate agency MBS on a generic pool basis through sequential series of to-be-announced security transactions commonly referred to as “dollar rolls.” Dollar rolls are accounted for as a sequential series of derivative instruments. Refer to “Note 6. Derivative Instruments” for further information about dollar rolls.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 4. Investments in Private-Label MBS

The Company’s investments in private-label MBS are reported in the accompanying consolidated balance sheets at fair value. Investments in private-label MBS acquired prior to 2015 are classified as available-for-sale. The Company has elected to classify its investments in private-label MBS acquired in 2015 or later as trading securities. The following table provides the fair value of the Company’s available-for-sale and trading investments in private-label MBS as of the dates indicated:

	Fair Value as of
	March 31, 2016	December 31, 2015
Private-label MBS classified as:
Available-for-sale	$116,026	$127,536
Trading	13,205	2,899
Total	$129,231	$130,435

As of March 31, 2016, the private-label MBS portfolio consists primarily of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The majority of the trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure, while a minority of the issuing trusts employ a “pro-rata” principal repayment structure. Accordingly, the majority of the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate.

The prime and Alt-A residential mortgage loans that serve as collateral to the underlying REMIC securitization trusts of the Company’s private-label MBS had the following weighted average characteristics, based on face value, as of the dates indicated:

	March 31, 2016	December 31, 2015
Original loan-to-value	66%	66%
Original FICO score	723	723
Three-month voluntary prepayment rate (annualized)	6.9%	6.1%
Three-month default rate (annualized)	4.1%	4.7%
Three-month loss severity rate (1)	46.3%	36.9%
Three-month credit loss rate (annualized) (2)	1.9%	1.7%

(1)	Represents a “loss-given-default” rate. Private-label MBS collateral pools which experienced no defaults within the three-month historical period are excluded from the loss severity rate calculation.

(2)	Calculated as the three-month default rate multiplied by the three-month loss severity rate.

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

March 31, 2016
Unpaid Principal Balance	Net Discounts	Amortized Cost Basis	Unrealized		Fair Value
			Gains	Losses
$156,093	$(47,631)	$108,462	$7,564	$—	$116,026

December 31, 2015
Unpaid Principal Balance	Net Discounts	Amortized Cost Basis	Unrealized		Fair Value
			Gains	Losses
$164,555	$(52,620)	$111,935	$15,601	$—	$127,536

Upon the sale of available-for-sale private-label MBS, any gains or losses accumulated in other comprehensive income are recognized in earnings as a component of “investment gain (loss), net.” The Company uses the specific identification method to determine the realized gain or loss that is recognized in earnings upon the sale of an available-for-sale private-label MBS.

The following table presents the results of sales of available-for-sale private-label MBS for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$—	$20,859
Gross realized gains	—	3,348
Gross realized losses	—	—

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table presents the changes in the accretable yield solely for available-for-sale private-label MBS for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$85,052	$202,108
Accretion	(2,573)	(5,043)
Reclassifications, net	(11,966)	(9,182)
Eliminations in consolidation	(3,515)	—
Sales	—	(12,585)
Ending balance	$66,998	$175,298

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

For the three months ended March 31, 2016, the Company recorded credit related other-than-temporary impairment charges of $99 as a component of “investment loss, net” on the consolidated statements of comprehensive income on certain available-for-sale private-label MBS. The Company recorded no other-than-temporary impairment charges on available-for-sale private-label MBS during the three months ended March 31, 2015. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale private-label MBS held as of the dates indicated:

	Three Months Ended March 31,
	2016	2015
Cumulative credit related other-than-temporary impairments, beginning balance	$14,017	$18,903
Additions for:
Securities for which other-than-temporary impairments have not previously occurred	99	—
Securities with previously recognized other-than- temporary impairments	—	—
Reductions for sold or matured securities	—	—
Cumulative credit related other-than-temporary impairments, ending balance	$14,116	$18,903

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Trading Private-Label MBS

Periodic changes in the fair value of investments in trading private-label MBS that are not attributable to interest income are recognized as a component of “investment gain (loss), net” in the Company’s consolidated statements of comprehensive income. The following table provides additional information about the gains and losses recognized as a component of “investment gain (loss), net” for the periods indicated with respect to investments in private-label MBS classified as trading securities:

	Three Months Ended March 31,
	2016	2015
Net gains recognized in earnings for:
Private-label MBS still held at period end	$137	$—
Private-label MBS sold during the period	—	—
Total	$137	$—

Note 5. Borrowings

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of March 31, 2016 and December 31, 2015, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Pledged with agency MBS:
Repurchase agreements outstanding	$3,029,877	$2,797,561
Agency MBS collateral, at fair value	3,200,829	2,946,684
Net amount (1)	170,952	149,123
Weighted-average rate	0.66%	0.61%
Weighted-average term to maturity	16.0 days	12.8 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$32,504	$37,219
Private-label MBS collateral, at fair value	57,463	70,511
Net amount (1)	24,959	33,292
Weighted-average rate	2.45%	2.42%
Weighted-average term to maturity	2.9 days	16.9 days
Total MBS:
Repurchase agreements outstanding	$3,062,381	$2,834,780
MBS collateral, at fair value	3,258,292	3,017,195
Net amount (1)	195,911	182,415
Weighted-average rate	0.68%	0.64%
Weighted-average term to maturity	15.9 days	12.8 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Weighted-average outstanding balance during the three months ended	$3,222,396	$3,219,172
Weighted-average rate during the three months ended	0.66%	0.38%

Federal Home Loan Bank Advances

In September 2015, the Company’s wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), was granted membership to the Federal Home Loan Bank of Cincinnati (“FHLBC”). The FHLBC, like each of the 11 regional Federal Home Loan Banks (collectively, the “FHLB”), is a cooperative that provides its member financial institutions with a number of financial products and services, including short and long-term secured borrowings that are known as “advances.” FHLBC advances may be collateralized by a number of real estate related assets, including agency MBS. As a member of the FHLBC, Key Bridge is required to acquire membership stock as well as activity-based stock (the amount of which is based upon a percentage of the dollar amount of its outstanding advances) in the FHLBC. As of March 31, 2016 and December 31, 2015, Key Bridge had $2 and $15,740 of capital stock in the FHLBC, which is included in “other assets” in the accompanying consolidated balance sheets. Similar to a repurchase agreement borrowing, the Company pledges agency MBS as collateral to secure the advance to Key Bridge, the amount of which is equal to a specified percentage of the fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral throughout the term of the advance arrangement. The FHLBC may require that the Company pledge additional collateral to secure borrowings when the value of the collateral declines.

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency (“FHFA”), released a final rule that amends regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, Key Bridge is required to terminate its membership and repay

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

its existing advances within one year following the final rule’s effective date of February 19, 2016. In addition, Key Bridge is prohibited from obtaining new advances during the one year transition period. As of March 31, 2016, the Company repaid all of its outstanding FHLBC advances, funded primarily through proceeds obtained from traditional repurchase agreement financing arrangements.

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

Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company had $73,489 and $73,433, respectively, of outstanding long-term debentures, net of unamortized debt issuance costs of $1,811 and $1,867, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	March 31, 2016			December 31, 2015
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.37%	6.75%	6.625%	3.07%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Note 6. Derivative Instruments

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

The Company’s agency MBS investment portfolio includes net purchase (or “net long”) positions in TBA securities, which are primarily the result of executing sequential series of “dollar roll” transactions. The Company executes dollar roll transactions as a means of investing in and financing non-specified fixed-rate agency MBS. Such transactions involve effectively delaying (or “rolling”) the settlement of a forward purchase of a TBA agency MBS by entering into an offsetting sale prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward purchase of a TBA agency MBS of the same characteristics for a later settlement date. TBA securities purchased or sold for a forward settlement month are generally priced at a discount relative to TBA securities purchased for settlement in the current month. This discount, often referred to as the dollar roll “price drop,” reflects compensation for the net interest income (interest income less financing costs) that is foregone as a result of relinquishing beneficial ownership of the MBS for the duration of the dollar roll (also known as “dollar roll income”). By executing a sequential series of dollar roll transactions, the Company is able to create the economic experience of investing in an agency MBS, financed with a repurchase agreement, over a period of time. Forward purchases and sales of TBA securities are accounted for as derivative instruments in the Company’s financial statements. Accordingly, dollar roll income is recognized as a component of “investment gains (losses), net” along with all other periodic changes in the fair value of TBA commitments.

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(44,700)	$6,153	$—
10-year U.S. Treasury note futures	752	(19)	6,813	—
Put options on 10-year U.S. Treasury note futures	781	—	—	—
Put options on Eurodollar futures	—	—	25	—
TBA commitments	4,054	—	—	(553)
Total	$5,587	$(44,719)	$12,991	$(553)

Interest Rate Swaps

The following table presents information as of the date indicated about the Company’s interest rate swap agreements, all of which represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR rate on the date of reset:

	March 31, 2016
	Notional Amount	Average Fixed Pay Rate	Average Remaining Maturity (Years)	Fair Value
Years to maturity:
Less than 2 years	$750,000	1.04%	1.7	$(4,983)
2 to 10 years	1,000,000	2.03%	9.8	(39,717)
Total / weighted-average	$1,750,000	1.61%	6.3	$(44,700)

	December 31, 2015
	Notional Amount	Average Fixed Pay Rate	Average Remaining Maturity (Years)	Fair Value
Years to maturity:
Less than 2 years	$750,000	1.04%	1.9	$1,166
2 to 10 years	750,000	2.12%	9.9	4,987
Total / weighted-average	$1,500,000	1.58%	5.9	$6,153

10-year U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of March 31, 2016 are short positions with an aggregate notional amount of $375,000 that mature in June 2016. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note.

Put Options on 10-year U.S. Treasury Note Futures

The Company’s put options on 10-year U.S. Treasury note futures held as of March 31, 2016 provide the Company with the right, but not the obligation, to sell underlying 10-year U.S. Treasury note futures contracts which have an aggregate notional amount of $2,000,000.  These put options were acquired in exchange for aggregate option premiums of $2,656 and have a weighted-average strike price that equates to a 10-year U.S. Treasury note rate of approximately 2.45%. These options may be exercised at any time prior to their expiry, which occurs in May 2016, and, if exercised, will be settled in cash.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

TBA Transactions

The following tables present information about the Company’s TBA purchase and sale commitments as of the dates indicated:

	March 31, 2016
	Notional Amount: Net Purchase (Sale) Commitment	Average Contractual Forward Price	Average Market Price	Fair Value
30-year 3.5% coupon	$350,000	$364,073	$366,734	$2,661
30-year 4.0% coupon	340,000	361,717	363,110	1,393
Total	$690,000	$725,790	$729,844	$4,054

	December 31, 2015
	Notional Amount: Net Purchase (Sale) Commitment	Average Contractual Forward Price	Average Market Price	Fair Value
30-year 3.5% coupon	$275,000	$283,928	$283,469	$(459)
30-year 4.0% coupon	100,000	105,883	105,789	(94)
Total	$375,000	$389,811	$389,258	$(553)

Derivative Instrument Gains and Losses

For the three months ended March 31, 2016 and 2015, the Company recorded net losses of $(100,760) and $(76,012), respectively, on its derivative instruments as a component of “investment gain (loss), net.” The following tables provide further information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended March 31,
	2016	2015
Interest rate derivatives:
Interest rate swaps - net interest expense (1)	$(3,997)	$—
Interest rate swaps - unrealized losses, net	(45,105)	—
Eurodollar futures, net	—	(39,794)
U.S. Treasury note futures, net	(61,077)	(211)
Put options on U.S. Treasury note futures, net	(1,875)	—
10-year interest rate swap futures and other, net	(25)	(37,154)
Total interest rate derivative losses, net	(112,079)	(77,159)
TBA commitments, net	11,319	1,147
Total derivative losses, net	$(100,760)	$(76,012)

(1)	Represents the periodic net interest settlement incurred during the period (often referred to as "net interest carry").

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended March 31, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,500,000	$250,000	$—	$—	$1,750,000
10-year U.S. Treasury note futures	1,335,000	868,500	(1,703,500)	(125,000)	375,000
Put options on 10-year U.S. Treasury note futures	—	2,000,000	—	—	2,000,000
Put options on Eurodollar futures	4,000,000	—	(4,000,000)	—	—
Commitments to purchase (sell) MBS, net	375,000	1,500,000	(1,185,000)	—	690,000

	For the Three Months Ended March 31, 2015
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Eurodollar futures	$41,090,000	$4,000,000	$(2,365,000)	$—	$42,725,000
10-year interest rate swap futures	1,145,000	480,000	(780,000)	—	845,000
10-year U.S. Treasury note futures	—	50,000	—	—	50,000
Commitments to purchase (sell) MBS, net	200,000	317,544	(200,000)	—	317,544

Cash Collateral Posted for Derivative Instruments

The following table presents information about the cash collateral posted by the Company in respect to its derivative instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the periods indicated:

	March 31, 2016	December 31, 2015
Interest rate swaps	$77,088	$17,434
U.S. Treasury note futures	4,280	11,197
TBA commitments	400	798
Total cash collateral posted	$81,768	$29,429

Note 7. Offsetting of Financial Assets and Liabilities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following tables present information, as of the dates indicated, about the Company’s derivative instruments and short-term borrowing arrangements, including those subject to master netting (or similar) arrangements:

	As of March 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
10-year U.S. Treasury note futures	$752	$—	$752	$(19)	$—	$733
Put options on U.S. Treasury note futures	781	—	781	—	—	781
TBA commitments	4,054	—	4,054	—	—	4,054
Total derivative instruments	5,587	—	5,587	(19)	—	5,568
Total assets	$5,587	$—	$5,587	$(19)	$—	$5,568
Liabilities:
Derivative instruments:
Interest rate swaps	$44,700	$—	$44,700	$—	$(44,700)	$—
10-year U.S. Treasury note futures	19	—	19	(19)	—	—
Total derivative instruments	44,719	—	44,719	(19)	(44,700)	—
Repurchase agreements	3,062,381	—	3,062,381	(3,062,381)	—	—
Total liabilities	$3,107,100	$—	$3,107,100	$(3,062,400)	$(44,700)	$—

	As of December 31, 2015
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$6,153	$—	$6,153	$—	$—	$6,153
10-year U.S. Treasury note futures	6,813	—	6,813	—	—	6,813
Put options on Eurodollar futures	25	—	25	—	—	25
Total derivative instruments	12,991	—	12,991	—	—	12,991
Total assets	$12,991	$—	$12,991	$—	$—	$12,991
Liabilities:
Derivative instruments:
TBA commitments	$553	$—	$553	$—	$(387)	$166
Total derivative instruments	553	—	553	—	(387)	166
Repurchase agreements	2,834,780	—	2,834,780	(2,834,780)	—	—
Federal Home Loan Bank advances	786,900	—	786,900	(786,900)	—	—
Total liabilities	$3,622,233	$—	$3,622,233	$(3,621,680)	$(387)	$166

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

Level 1 Inputs -	Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company at the measurement date;

Level 2 Inputs -	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 Inputs -	Unobservable inputs for the asset or liability, including significant judgments made by the Company about the assumptions that a market participant would use.

The Company measures the fair value of the following assets and liabilities:

Mortgage-backed securities

Agency MBS - The Company’s investments in agency MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in agency MBS include price estimates obtained from third-party pricing services. The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and specified pool characteristics) occurring on the measurement date. The Company makes inquiries of the third party pricing sources to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third-party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date.

Private-label MBS - The Company’s investments in private-label MBS are classified within Level 3 of the fair value hierarchy as private-label MBS trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs. In determining fair value, the Company primarily uses an income approach as well as market approaches. The Company utilizes present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions derived by management based on their observations of assumptions used by market participants. These assumptions are corroborated by evidence such as historical collateral performance data, evaluation of historical collateral performance data for other securities with comparable or similar risk characteristics, and observed completed or pending transactions in similar instruments, when available. The significant inputs to the Company’s valuation process include collateral default, loss severity, prepayment, and discount rates (i.e., the rate of return demanded by market participants as of the measurement date). In general, significant increases (decreases) in default, loss severity, or discount rate assumptions, in isolation, would result in a significantly lower (higher) fair value measurement. However, significant increases (decreases) in prepayment rate assumptions, in isolation, may result in a significantly higher (lower) fair value measurement depending upon the instrument’s specific characteristics and the overall payment structure of the issuing securitization vehicle. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis. Therefore, each significant input is closely analyzed to ascertain its reasonableness for the Company’s purposes of fair value measurement.

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Derivative instruments

Exchange-traded derivative instruments - Exchange-traded derivative instruments, which include Eurodollar futures, U.S. Treasury note futures, interest rate swap futures, and options on futures, are classified within Level 1 of the fair value hierarchy as they are measured using quoted prices for identical instruments in liquid markets.

Centrally cleared interest rate swaps - Centrally cleared interest rate swaps are classified within Level 2 of the fair value hierarchy. The fair values of centrally cleared interest rate swaps are measured using the daily valuations reported by the clearinghouse through which the instrument was cleared. In performing its end-of-day valuations, the clearinghouse constructs forward interest rate curves (for example, three-month LIBOR forward rates) from its specific observations of that day’s trading activity. The clearinghouse uses the applicable forward interest rate curve to develop a market-based forecast of future remaining contractually required cash flows for each interest rate swap. Each market-based cash flow forecast is then discounted using the overnight index swap rate curve (sourced from the Federal Reserve Bank of New York) to determine a net present value amount which represents the instrument’s fair value. The Company reviews the valuations reported by the clearinghouse on an ongoing basis and performs procedures using readily available market data to independently verify their reasonableness.

Forward-settling purchases and sales of TBA securities – Forward-settling purchases and sales of TBA securities are classified within Level 2 of the fair value hierarchy. The fair value of each forward-settling TBA contract is measured using broker or dealer quotations, which are based upon readily observable transaction prices occurring on the measurement date for forward-settling contracts to buy or sell TBA securities with the same guarantor, contractual maturity, and coupon rate for delivery on the same forward settlement date as the contract under measurement.

Other

Long-term debt - As of March 31, 2016 and December 31, 2015, the Company’s long-term debt was $73,489 and $73,433, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term debt is $57,638 and $59,130 as of March 31, 2016 and December 31, 2015, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

FHLBC capital stock - FHLBC capital stock is initially purchased at par and may only be transferred back to the FHLBC or to another FHLBC member, subject to approval by the FHLBC, also at par. Due to the restrictions placed on transferability, it is not practical to determine the fair value of FHLBC capital stock. The par value and carrying amount of the FHLBC capital stock included in the line item “other assets” on the Company’s consolidated balance sheets is $2 and $15,740 as of March 31, 2016 and December 31, 2015, respectively.

Investments in equity securities of non-public companies and investment funds - As of March 31, 2016 and December 31, 2015, the Company had investments in equity securities and investment funds of $1,558 which are recorded at cost, net of impairments, and included in the line item “other assets” in the accompanying consolidated balance sheets. The Company’s estimate of the fair value of investments in equity securities and investment funds is $6,585 and $5,989 as of March 31, 2016 and December 31, 2015, respectively. Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds, which are measured at fair value for the purposes of disclosure only, are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee and then waterfalls the enterprise value over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies, including recent investments in or tender offers for the equity securities of the investee. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

Investments in interest-only MBS - The Company’s investments in interest-only MBS are included in the line item “other assets” on the Company’s consolidated balance sheets. The Company’s investments in interest-only MBS are classified within Level 3 of the fair value hierarchy because, like other private-label MBS, they are of an instrument type that trades infrequently and, accordingly, the measurement of fair value requires the use of significant unobservable inputs. The Company measures the fair value of its investments in interest-only MBS using a discounted cash flow technique consistent with that of its other investments in private-label MBS.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Financial assets and liabilities for which carrying value approximates fair value - Cash and cash equivalents, deposits, receivables, repurchase agreements, FHLB advances, payables, and other assets and liabilities are reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,417,825	$—	$3,417,825	$—
Private-label MBS	13,205	—	—	13,205
Total trading	3,431,030	—	3,417,825	13,205
Available-for-sale:
Agency MBS	25	—	25	—
Private-label MBS	116,026	—	—	116,026
Total available-for-sale	116,051	—	25	116,026
Total MBS	3,547,081	—	3,417,850	129,231
Derivative assets	5,587	1,533	4,054	—
Derivative liabilities	(44,719)	(19)	(44,700)	—
Interest-only MBS	105	—	—	105
Total	$3,508,054	$1,514	$3,377,204	$129,336

	December 31, 2015
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,865,290	$—	$3,865,290	$—
Private-label MBS	2,899	—	—	2,899
Total trading	3,868,189	—	3,865,290	2,899
Available-for-sale:
Agency MBS	26	—	26	—
Private-label MBS	127,536	—	—	127,536
Total available-for-sale	127,562	—	26	127,536
Total MBS	3,995,751	—	3,865,316	130,435
Derivative assets	12,991	6,838	6,153	—
Derivative liabilities	(553)	—	(553)	—
Interest-only MBS	118	—	—	118
Total	$4,008,307	$6,838	$3,870,916	$130,553

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the three months ended March 31, 2016 or the year ended December 31, 2015.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Level 3 Financial Assets and Liabilities

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	March 31, 2016		December 31, 2015
	Weighted- average (1)	Range	Weighted- average (1)	Range
Discount rate	5.47%	2.20 - 10.00%	5.57%	5.50 - 10.00%
Default rate	3.19%	1.45 - 6.20%	2.78%	1.45 - 6.20%
Loss severity rate	46.78%	35.00 - 65.00%	45.84%	35.00 - 65.00%
Total prepayment rate (including defaults)	11.59%	7.75 - 17.70%	11.02%	7.75 - 17.70%

(1)	Based on face value.

The tables below set forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 investments in private-label MBS that are measured at fair value on a recurring basis for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Beginning balance	$130,435	$267,437
Total net gains (losses)
Included in investment (loss) gain, net	38	3,432
Included in other comprehensive income	(8,036)	(10,905)
Purchases	5,357	—
Sales	—	(20,859)
Payments, net	(1,534)	(3,131)
Accretion of discount	2,971	5,043
Ending balance	$129,231	$241,017
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$38	$—

Note 9. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s consolidated subsidiary, Rosslyn REIT Trust (“Rosslyn REIT”), operates to qualify as a real estate investment trust (“REIT”) under the Code. The investments of Rosslyn REIT primarily consist of a portion of the Company’s private-label MBS portfolio. Arlington Asset owns all of the common shares of Rosslyn REIT and all of the preferred shares of Rosslyn REIT are owned by outside investors. Rosslyn REIT periodically distributes all of its income to its shareholders. The Company’s agency MBS and remaining private-label MBS investment portfolios are held by Arlington Asset.

The Company currently has net operating loss (“NOL”) and net capital loss (“NCL”) carry-forwards that can be applied against the Company’s current taxable ordinary income and net capital gains.

As of March 31, 2016 and December 31, 2015, the Company had a net deferred tax asset of $101,480 and $97,530, respectively, net of a valuation allowance on NCL carry-forwards of $92,618 and $80,663, respectively. The Company continues to provide a valuation allowance against the portion of NCL carry-forwards for which the Company believes is more likely than not that the benefits will not be realized prior to expiration. During the three months ended March 31, 2016, the Company recorded an increase to its valuation allowance of $11,955. The increase in the valuation allowance was primarily due to realized and unrealized net capital losses generated during the period from certain of its exchange-traded derivative hedge instruments. The Company will continue to assess the need for a valuation allowance at each reporting date.

As of March 31, 2016, the Company has assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and state and local taxing jurisdictions where the Company has significant business operations. As of March 31, 2016, there are no on-going examinations.

Note 10. Earnings Per Share

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

	Three Months Ended March 31,
(Shares in thousands)	2016	2015
Basic weighted-average shares outstanding	22,994	22,973
Performance share units and unvested restricted stock	—	—
Diluted weighted-average shares outstanding	22,994	22,973
Net loss	$(31,618)	$(42,185)
Net loss per common share	$(1.38)	$(1.84)

The diluted earnings per share for the three months ended March 31, 2016 and 2015 did not include the antidilutive effect of 46,156 and 123,242 shares, respectively, of unvested shares of restricted stock and performance share units.

Note 11. Stockholders’ Equity

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared and paid the following dividends to date in 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.625	March 15	March 31	April 29

The Board of Directors approved and the Company declared and paid the following dividends for 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 17	December 31	January 29, 2016
September 30	0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

Conversion of Class B Common Stock to Class A Common Stock

During the three months ended March 31, 2016, holders of the Company’s common stock converted an aggregate of 4,612 shares of Class B common stock into 4,612 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company’s Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

Share Repurchase Program

In October 2015, the Board of Directors authorized an increase in the Company’s share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”).  Repurchases under the

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws.  The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors.  The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations.  The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.  As of March 31, 2016, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (“Arlington Asset”) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We leverage prudently our investment portfolio so as to increase potential returns to our shareholders. We fund our investments primarily through short-term financing arrangements, principally through repurchase agreements.  We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our MBS portfolio.

We are a Virginia corporation and taxed as a C corporation for U.S. federal tax purposes. We are an internally managed company and do not have an external investment advisor.

Factors that Affect our Results of Operations and Financial Condition

Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions generally;
•	changes in interest rates and prepayment rates;
•	actions taken by the U.S. government, U.S. Federal Reserve, the U.S. Treasury and foreign central banks;
•	changes in laws and regulations and industry practices; and
•	other market developments.

Current Market Conditions and Trends

During the three months ended March 31, 2016, market conditions were characterized by significant continued volatility.  Lower global demand and inventory buildups continued to exert downward pressure on oil prices, hedge fund redemptions put pressure on the leveraged credit market generally, and weak international trade data and uncertainty as to bank liquidity added to uncertainty for global growth for the rest of the year.  Global economic growth remains tepid, but it is expected the global environment will stabilize and slowly expand over the course of 2016 with many indicators of global manufacturing activity showing signs that global trade and industrial activity may have bottomed.

On December 16, 2015, the Federal Open Market Committee of the U.S. Federal Reserve (the “Federal Reserve”) announced that it was increasing the target Federal Funds rate by 0.25%.  In its announcement, the Federal Reserve cautioned capital markets to anticipate the possibility of additional increases in the Federal Funds rate in 2016, depending upon future growth in inflation and other economic indicators.  On April 27, 2016, the Federal Reserve announced that it was maintaining a target Federal Funds rate range of 0.25% and 0.50%, initially set in December 2015.  Unlike prior statements released after recent committee meetings, the Federal Reserve did not indicate in its April 27, 2016 release that it views global economic and financial developments and conditions as posing immediate risks.  Foreign central banks have taken an increasingly accommodative stance over the past few quarters, and many market participants are increasingly skeptical of the number and amount of any increases in the Federal Funds rate in the foreseeable future. We cannot predict the actions of the Federal Reserve for the rest of 2016, but we believe that any additional increases to the Federal Funds rate will be subject to economic, fiscal and monetary data developments.

We believe that the housing market will continue its slow and steady recovery driven by years of under production, tight inventory levels, attractive interest rates, reasonable affordability levels, high rental occupancy rates and the lowest unemployment levels since 2008 despite recent global economic concerns and volatility in the stock market. The new home market continues to have significant pent-up demand, which we believe positions us well for years to come. Notwithstanding these positive trends, home sales and new single-family home construction remain relatively below pre-financial crisis levels due, in part, to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a decline in new home mortgage origination, resulting in low agency MBS issuance. The Federal Reserve’s purchases of agency MBS through reinvesting principal and interest payments it receives on its existing agency MBS portfolio have continued to influence the agency MBS markets, where many participants perceive a lack of liquidity. While the Federal Reserve has not indicated when it will cease or reduce its agency MBS purchases by reinvesting principal and interest payments, private banks have less incentive to purchase MBS issued by Freddie Mac and Fannie Mae, as the Basel III liquidity coverage ratio rules provide lower quality liquid asset credit for such securities on their balance sheet than for cash, U.S. Treasuries and MBS issued by the Government National Mortgage Association (“Ginnie Mae”).

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

Recent Government Activity

On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) issued a final rule - RIN 2590-AA39, Members of Federal Home Loan Banks.  The final rule, among other things, expressly excludes captive insurance companies, such as our wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), from being eligible for membership in the Federal Home Loan Bank (“FHLB”) system. Under the final rule, there is a one-year transition period from the effective date of the final rule of February 19, 2016 within which the FHLBs must wind down their relationships with any captive insurance companies that had been admitted to membership on or after September 12, 2014, including Key Bridge.  The final rule also precludes the FHLBs from making any new advances or extending existing advances.  In addition, upon the termination of membership, the FHLBs must liquidate all outstanding advances to captive insurance companies, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated captive insurance company in accordance with the final rule. Therefore, Key Bridge, along with all other captive insurance companies, must completely wind down all business relationships with the FHLB of Cincinnati (“FHLBC”), including the repayment of all outstanding advances, prior to or simultaneously with the termination of Key Bridge’s membership with the FHLBC.  As of March 31, 2016, Key Bridge has repaid all of its outstanding FHLBC advances.

We expect debate and discussion on residential housing and mortgage reform to continue over the next few years; however, we cannot be certain if or when any housing finance reform bill will emerge from committee or be approved by Congress, and if so, what the effects may be. Historically, significant legislation has been difficult to pass in a presidential election year, and we cannot predict what effect the 2016 election cycle will have on the progress of housing finance reform legislation.

Executive Summary

In the first quarter, the Company changed its accounting policy for recognizing interest income on its investments in agency MBS by amortizing purchase premiums as an adjustment to interest income in accordance with the interest method permitted by GAAP.  The Company believes that this change in accounting policy results in a reported interest income measure that better reflects the economic yield of its investments, including a better reflection of the economic effect of principal prepayments in the period in which those prepayments occur, and that this change in accounting policy enhances the comparability of its reported financial results to those of its peers. Also during the first quarter, the Company revised its presentation of non-GAAP core operating income, which now reflects the change in accounting policy for recognizing interest income. The Company believes that its non-GAAP core operating income provides investors with additional insight into the current performance of its investment portfolio and is a key measure used by the Company’s Board of Directors in determining the appropriate level of dividends to shareholders.

Since the Company’s fixed-rate agency MBS have generally been purchased at a premium to par value, high prepayments can have a meaningful negative impact on the Company’s asset yields and interest income, while slow prepayments can have a meaningful positive impact.  In order to manage our exposure to prepayment risk on our agency MBS, the Company continues to invest in specified agency MBS that are specifically selected for their relatively lower propensity for prepayment. The actual constant prepayment rate (“CPR”) for the Company’s agency MBS was 8.14% for the first quarter of 2016, resulting in an average asset yield of 2.93%. The Company also continues to have ample repurchase agreement financing available to fund its agency MBS from multiple counterparties at rates we continue to consider to be attractive.

In addition to investing in specified agency MBS, the Company also purchases to-be-announced (“TBA”) forward contracts as a means of investing in and financing non-specified agency MBS, commonly referred to as TBA “dollar roll” transactions. TBA dollar roll income is considered the economic equivalent of the net interest income that results from investing in specified agency MBS financed with a repurchase agreement.  Under GAAP, the Company accounts for its TBA securities as derivative instruments and, as a result, TBA dollar roll income is not included in net interest income determined in accordance with GAAP. However, the Company includes TBA dollar roll income in its computation of non-GAAP core operating income. During the first quarter of 2016, the Company increased the allocation of its agency TBAs within its overall agency investment portfolio, resulting in a greater amount of TBA dollar roll income as compared to prior periods. For the first quarter of 2016, the Company reported TBA dollar roll income of $3.8 million.

The Company constantly monitors its allocation of its available capital between agency MBS and private-label MBS in an effort to maximize returns to its shareholders. As of March 31, 2016, the Company’s available capital was allocated approximately 77% to agency MBS and 23% to private-label MBS, compared to 80% to agency MBS and 20% to private-label MBS as of December 31, 2015. During the first quarter of 2016, the Company’s private-label MBS generated interest income of $3.0 million and an average asset yield of 10.3%.

As a result of the relatively benign prepayment environment and the resulting strong and stable yield generated by the Company’s investments, the Company reported non-GAAP core operating income of $0.80 per diluted share for the first quarter of 2016. The consistent returns generated by its investment portfolio enabled the Company to continue to pay a distribution to shareholders of $0.625 per share for the first quarter of 2016 despite a $0.05 per diluted share increase in the Company’s cost of short-term funding relative to the prior quarter following the Federal Reserve’s December rate increase.

During the first quarter, the market experienced persistent interest rate volatility and widening of MBS spreads. The 10-year U.S. Treasury rate experienced its largest quarterly decline in 15 quarters, decreasing from 2.27% as of December 31, 2015 to 1.78% as of March 31, 2016, and experienced significant volatility within the quarter. While the Company maintains a portfolio of interest rate hedging instruments designed and structured to protect the fair value of its agency MBS portfolio from a rise in interest rates, the Company’s hedging instruments are not generally designed to protect the Company’s net book value from spread risk, which is the risk of an increase of the market spread between the yield on agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps. The option-adjusted spread (“OAS”), a common measure of the spread between a fixed income security yield and a risk-free rate that takes into consideration the impact of interest rate volatility and prepayment risk in residential MBS, widened significantly during the quarter. For example, the Fannie Mae 4.0% 30-year OAS widened approximately 15 basis points during the quarter.

Due primarily to the significant decrease in long-term interest rates and widening of MBS spreads that occurred during the quarter, the Company experienced a decline in book value.  As of March 31, 2016, the Company’s book value was $18.86 per share compared to $21.05 per share as of December 31, 2015.  The Company’s tangible book value, which is calculated as shareholders’ equity less the Company’s net deferred tax asset, was $14.45 per share as of March 31, 2016 compared to $16.81 per share as of December 31, 2015.

The Company continues execute on its consistent interest rate hedging strategy that is well-positioned for a rise in interest rates and is best situated to protect the Company’s book value and earnings potential over the long-term.  In a falling interest rate and a rising spread environment such as this past quarter, this hedging strategy will likely result in a temporary decline in book value; however, the Company would expect that the temporary decline in book value would be recovered over time either through higher future spread earnings if rates remain low and spreads are wide, or through a reversal of this temporary decline in book value if rates rise and spreads narrow.  Conversely, if the Company did not have an adequate interest rate hedge position in a rising interest rate environment, the Company would experience both a substantial decline in book value and higher future cost of funding resulting in a potential permanent loss of book value.

Consistent with its hedging strategy, the Company modified some of the components of its hedge position during the first quarter by purchasing put options on 10-year U.S. Treasury note futures that will continue to provide the Company with protection against a significant rise in interest rates while also reducing future book value volatility in a falling interest rate environment.

Non-GAAP Core Operating Income

In addition to the Company’s results of operations determined in accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), the Company computed “non-GAAP core operating income” for the three months ended March 31, 2016. Beginning in the first quarter of 2016, the Company defines core operating income as “economic net interest income” less “core general and administrative expenses.”

Economic Net Interest Income

Economic net interest income is comprised of the following: periodic (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income or expense incurred from interest rate swap agreements.

•

Net interest income determined in accordance with GAAP.  Net interest income determined in accordance with GAAP primarily represents the interest income recognized from the Company’s investments in specified agency MBS and private-label MBS (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions.  In the first quarter of 2016, the Company implemented a change in its accounting policy for recognizing interest income on its investments in agency MBS classified as trading securities by amortizing purchase premiums (or accreting purchase discounts) as an adjustment to interest income in accordance with the “interest method” permitted by GAAP.

•

TBA agency MBS dollar roll income.  Dollar roll income represents the economic equivalent of net interest income (implied interest income net of financing costs) generated from the Company’s investments in non-specified fixed-rate agency MBS, executed through sequential series of forward-settling purchase and sale transactions that are settled on a net basis (known as “dollar roll” transactions). Dollar roll income is generated as a result of delaying, or “rolling,” the settlement of a forward-settling purchase of a TBA agency MBS by entering into an offsetting “spot” sale prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward-settling purchase of a TBA agency MBS of the same essential characteristics for a later settlement date at a price discount relative to the “spot” sale. The price discount of the forward-settling purchase relative to the “spot” sale represents the economic equivalent of net interest income that is earned ratably over the period beginning on the settlement date of the sale and ending on the settlement date of the forward-settling purchase. In the Company’s consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income is reported as a component of the overall periodic change in the fair value of TBA forward commitments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

•

Net interest income or expense incurred from interest rate swap agreements. The Company utilizes centrally-cleared interest rate swap agreements to economically hedge a portion of its exposure to variability in future interest cash flows, attributable to changes in benchmark interest rates, associated with future roll-overs of its short-term financing arrangements. Accordingly, the net interest income or expense (commonly referred to as “net interest carry”) incurred from the Company’s interest rate swap agreements in combination with interest expense recognized in accordance with GAAP represents the Company’s effective “economic interest expense.” In the Company’s consolidated statements of comprehensive income prepared in accordance with GAAP, the net interest income or expense incurred from interest rate swap agreements is reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

Core General and Administrative Expenses

Core general and administrative expenses are non-interest expenses reported within the line item “total other expenses” of the consolidated statements of comprehensive income less stock-based compensation expense. For the three months ended March 31, 2016, core general and administrative expenses also exclude non-recurring expenses related to the 2016 proxy contest that are in excess of those normally incurred for an annual meeting of shareholders.  For information about the 2016 proxy contest, refer to “Item 1A. Risk Factors” within this quarterly report.

Non-GAAP Core Operating Income for the Three Months Ended March 31, 2016

The following table presents the Company’s computation of core operating income for the three months ended March, 31, 2016 (amounts in thousands, except per share amounts):

Three Months Ended
March 31, 2016
GAAP net interest income	$22,061
TBA dollar roll income	3,795
Interest rate swap net interest expense	(3,997)
Economic net interest income	21,859
Core general and administrative expenses	(3,420)
Non-GAAP core operating income	$18,439

Non-GAAP core operating income per diluted share	$0.80
Weighted average diluted shares outstanding	23,040

The following table provides a reconciliation of GAAP pre-tax net income to non-GAAP core operating income for the three months ended March 31, 2016 (amounts in thousands):

Three Months Ended
March 31, 2016
GAAP loss before income taxes	$(32,164)
Less:
Total investment loss, net	49,890
Stock-based compensation expense	517
Non-recurring proxy contest related expenses	398
Add back:
TBA dollar roll income	3,795
Interest rate swap net interest expense	(3,997)
Non-GAAP core operating income	$18,439

Non-GAAP core operating income is used by management to evaluate the financial performance of the Company’s long-term investment strategy and core business activities over periods of time as well as assist with the determination of the appropriate level of periodic dividends to stockholders. The Company believes that non-GAAP core operating income assists investors in understanding and evaluating the financial performance of the Company’s long-term investment strategy and core business activities over periods of time as well as its earnings capacity. A limitation of utilizing this non-GAAP financial measure is that the effect of accounting for “non-core” events or transactions in accordance with GAAP does, in fact, reflect the financial results of our business and these effects should not be ignored when evaluating and analyzing our financial results. For example, the economic cost or benefit of hedging instruments other than interest rate swap agreements, such as U.S. Treasury note futures or options on U.S. Treasury note futures, do not affect the computation of non-GAAP core operating income. Therefore, the Company believes that net income and comprehensive income determined in accordance with GAAP should be considered in conjunction with non-GAAP core operating income.

Non-GAAP Core Operating Income for Fiscal Year 2015

The Company retrospectively applied its revised definition of core operating income to the quarterly and annual periods of fiscal year 2015. The Company notes, however, that the non-GAAP core operating income measures computed for prior year periods are not directly comparable to the results computed for the first quarter of 2016, as the Company solely utilized hedging instruments other than interest rate swap agreements prior to November 2015. The economic costs or benefits of hedging instruments other than interest rate swap agreements do not affect the computation of non-GAAP core operating income.

The results of the Company’s retrospective application of its revised definition of core operating income to fiscal year 2015 are presented in the following table (amounts in thousands, except per share amounts):

	Fiscal Year 2015
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
GAAP net interest income	$102,374	$25,807	$26,074	$23,711	$26,782
TBA dollar roll income	6,743	2,353	1,896	2,235	259
Interest rate swap net interest expense	(1,282)	(1,282)	—	—	—
Economic net interest income	107,835	26,878	27,970	25,946	27,041
Core general and administrative expenses	(13,642)	(3,121)	(3,639)	(3,575)	(3,307)
Non-GAAP core operating income	$94,193	$23,757	$24,331	$22,371	$23,734

Non-GAAP core operating income per diluted share	$4.08	$1.03	$1.05	$0.97	$1.03
Weighted average diluted shares outstanding	23,088	23,066	23,065	23,098	23,096

The following table provides a reconciliation of GAAP pre-tax net income to non-GAAP core operating income for fiscal year 2015 (amounts in thousands):

	Fiscal Year 2015
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
GAAP income (loss) before income taxes	$(30,842)	$23,486	$(37,133)	$12,248	$(29,443)
Less:
Total investment (gain) loss, net	118,429	(1,653)	59,757	7,518	52,807
Stock-based compensation expense	1,145	853	(189)	370	111
Add back:
TBA dollar roll income	6,743	2,353	1,896	2,235	259
Interest rate swap net interest expense	(1,282)	(1,282)	—	—	—
Non-GAAP core operating income	$94,193	$23,757	$24,331	$22,371	$23,734

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Agency MBS	$3,417,850	$3,865,316
Private-label MBS	129,231	130,435
Private-label interest-only MBS	105	118
Net long TBA positions (1)	729,844	389,258
Total MBS investments portfolio	$4,277,030	$4,385,127

(1)

Net long TBA positions are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a net asset carrying value of $4,054 and a net liability carrying value of $553 as of March 31, 2016 and December 31, 2015, respectively.

Our agency MBS consisted of the following as of March 31, 2016 (dollars in thousands):

	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
30-year fixed rate:
3.5%	$961,398	$1,012,562	$105.32	3.50%	6.0
4.0%	2,162,322	2,329,172	107.72	4.00%	4.9
4.5%	69,422	76,091	109.61	4.50%	4.1
5.5%	22	25	112.68	5.50%	4.8
Total/weighted-average	$3,193,164	$3,417,850	107.04	3.86%	5.2

	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
Fannie Mae	$1,765,160	$1,889,749	$107.06	3.85%	5.2
Freddie Mac	1,428,004	1,528,101	107.01	3.87%	5.1
Total/weighted-average	$3,193,164	$3,417,850	107.04	3.86%	5.2

The actual CPR for the Company’s agency MBS was 8.14% for the three months ended March 31, 2016. As of March 31, 2016, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment including approximately 60% in specified pools backed by lower loan balances, approximately 13% in specified pools of loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”), while the remainder includes specified pools of loans originated in certain geographic areas, with low FICO scores or with other characteristics selected for their relatively lower propensity for prepayment.

As of March 31, 2016, we had $3.0 billion of outstanding repurchase agreement financing secured by $3.2 billion of agency MBS with a weighted-average cost of funding of 0.66%. During the three months ended March 31, 2016, we sold agency MBS with a face value of $875.5 million for total proceeds of $933.9 million, realizing net gains of $5.6 million.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions. We execute dollar roll transactions as a means of investing in and financing non-specified fixed-rate agency MBS. Such transactions involve effectively delaying (or “rolling”) the settlement of a forward purchase of a TBA agency MBS by entering into an offsetting short position prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward purchase of a TBA agency MBS of the same characteristics for a later settlement date. TBA securities purchased or sold for a forward settlement month are generally priced at a discount relative to TBA securities purchased for settlement in the current month. This “discount,” often referred to as the dollar roll “price drop,” reflects compensation for the net interest income (interest income less financing costs) that is foregone as a result of relinquishing beneficial ownership of the MBS for the duration of the dollar roll. Forward purchases and sales of TBA securities are accounted for as derivative instruments in our financial statements prepared in accordance with GAAP. Accordingly, dollar roll income is recognized as a component of “investment gains (losses), net” along with all other unrealized and realized gains (losses) on TBA transactions. Information about the Company’s net long TBA positions consisted of the following as of March 31, 2016 (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
30-year 3.5% coupon	$350,000	$364,073	$366,734	$2,661
30-year 4.0% coupon	340,000	361,717	363,110	1,393
Total	$690,000	$725,790	$729,844	$4,054

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Our private-label MBS, excluding our interest-only MBS, consisted of the following as of March 31, 2016 (dollars in thousands):

			Gross Unrealized			Weighted-Average
Face Amount	Net Discounts	Amortized Cost	Gains	Losses	Fair Value	Coupon	GAAP Yield
$172,969	$(51,797)	$121,172	$8,059	$—	$129,231	3.01%	10.32%

As of March 31, 2016, the private-label MBS portfolio consists primarily of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The majority of the trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure, while a minority of the issuing trusts employ a “pro-rata” principal repayment structure. Accordingly, the majority of the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate. Our private-label MBS have approximately 1.8% in remaining structural credit enhancement provided by collateral-level subordinate interests, on a weighted-average basis, which, in addition to the substantial discount to par value at which the securities were purchased, provides protection to our invested capital.

As of March 31, 2016, we had $32.5 million of outstanding repurchase agreement financing secured by $57.5 million of private-label MBS with a weighted-average cost of funding of 2.45%. We did not sell private-label MBS during the three months ended March 31, 2016. During the three months ended March 31, 2016, we purchased private-label MBS for $5.4 million with a face amount of $5.2 million.

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. Specifically, these interest rate derivatives are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of March 31, 2016, the interest rate derivative instruments used by the Company were centrally cleared interest rate swap agreements, exchange-traded 10-year U.S. Treasury note futures, and put options on 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR rate on the date of reset. Information about the Company’s outstanding centrally cleared interest rate swap agreements as of March 31, 2016 is as follows (dollars in thousands):

	March 31, 2016
	Notional Amount	Average Fixed Pay Rate	Average Remaining Maturity (Years)	Fair Value
Years to maturity:
Less than 2 years	$750,000	1.04%	1.7	$(4,983)
2 to 10 years	1,000,000	2.03%	9.8	(39,717)
Total / weighted-average	$1,750,000	1.61%	6.3	$(44,700)

The Company’s exchange-traded 10-year U.S. Treasury note futures are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in June 2016, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. Information about the Company’s outstanding 10-year U.S. Treasury note futures contracts as of March 31, 2016 is as follows (dollars in thousands):

Maturity Date	Notional Amount	Net Fair Value
June 2016	$375,000	$733

The Company’s exchange-traded put options on 10-year U.S. Treasury note futures held as of March 31, 2016 provide the Company with the right, but not the obligation, to sell underlying 10-year U.S. Treasury note futures contracts which have an aggregate notional amount of $2.0 billion. These put options were acquired in exchange for aggregate option premiums of $2.7 million and have a weighted-average strike price that equates to a 10-year U.S. Treasury note rate of approximately 2.45%. These options may be exercised at any time prior to their expiry, which occurs in May 2016, and, if exercised, will be settled in cash. Put options on 10-year U.S. Treasury note futures are intended to offset declines in the market value of the Company’s agency MBS portfolio attributable to a significant rise in interest rates. On an on-going basis, the Company will evaluate the economic costs and benefits of rolling-forward this hedge position. Based on its analysis, the Company may elect to roll-forward this hedge position with any adjustments to the notional amount based on the changes in the Company’s agency MBS portfolio and/or adjustments to the strike price based upon the Company’s evaluation of the potential economic benefit of the options relative to their quoted premiums. Information about the Company’s outstanding put options on 10-year U.S. Treasury note futures contracts as of March 31, 2016 is as follows (dollars in thousands):

Maturity Date	Notional Amount	Net Fair Value
May 2016	$2,000,000	$781

Results of Operations

Net Interest Income

Net interest income determined in accordance with GAAP primarily represents the interest income recognized from the our investments in specified agency MBS and private-label MBS (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions.  In the first quarter of 2016, we implemented a change in our accounting policy for recognizing interest income on our investments in agency MBS classified as trading securities by amortizing purchase premiums (or accreting purchase discounts) as an adjustment to interest income in accordance with the “interest method” permitted by GAAP. Prior to January 1, 2016, interest income from trading agency MBS was reported based upon each security’s stated coupon rate. Refer to “Note 2. Summary of Significant Accounting Policies” within the notes to the consolidated financial statements for further information about our accounting policies for recognizing interest income for our investments in MBS.

Net interest income determined in accordance with GAAP does not include TBA agency MBS dollar roll income, which represents the economic equivalent of net interest income generated from our investments in non-specified fixed-rate agency MBS, nor does it include the implied net interest income or expense of our interest rate derivative hedging instruments, which are not designated as hedging instruments for financial reporting purposes. In the our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income and the implied net interest income or expense incurred from our interest rate derivative instruments are reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

Investment Gain (Loss), Net

“Investment gain (loss), net” primarily consists of periodic changes in the fair value (whether realized or unrealized) of investments in MBS classified as trading securities, periodic changes in the fair value (whether realized or unrealized) of derivative instruments, gains (losses) realized upon the sale of investments in MBS classified as available-for-sale, and other-than-temporary impairment charges for investments in MBS classified as available-for-sale.

We evaluate available-for-sale securities for other-than-temporary impairment on a quarterly basis. When the fair value of an available-for-sale security is less than its amortized cost at the reporting date, the security is considered impaired. When evaluating whether an impairment is other-than-temporary, consideration is given to (1) the length of time and the extent to which the fair value has been lower than amortized cost, (2) the severity of the decline in fair value, (3) the financial condition and near-term prospects of the issuer, (4) our intent to sell the security, and (5) whether it is more-likely-than-not we would be required to sell the security before anticipated recovery of our amortized cost basis.

For private-label MBS, on a quarterly basis, we re-estimate the amount and timing of cash flows expected to be collected based upon current information and events. For available-for-sale private-label MBS that are impaired, we compare the present value of our revised estimate of the amount and timing of expected cash flows, discounted at the security’s existing effective interest rate used for interest income recognition, to the security’s amortized cost basis. Any shortfall between the present value of cash flows expected to be collected and the security’s amortized cost basis is recognized as an other-than-temporary impairment charge in net income as a component of “investment gain (loss), net.”

Expenses

“Compensation and benefits expense” includes base salaries, annual incentive cash compensation, and non-cash stock-based compensation. Salaries, payroll taxes, and employee benefits are relatively fixed in nature. Annual cash incentive compensation is based on meeting estimated annual performance measures and discretionary components. Non-cash stock-based compensation includes expenses associated with all stock-based awards granted to employees, including the Company’s performance share units to named executive officers.

“Other expenses” primarily consists of the following:

•	professional services expenses, including accounting, legal, and consulting fees;
•	insurance expenses, including liability and property insurance;
•	occupancy and equipment expense, including rental costs for our facilities, and depreciation and amortization of equipment and software;
•	Board of Director fees; and
•	other operating expenses, including communication expenses, business development costs, printing and copying, business licenses and taxes, offices supplies, and other miscellaneous office expenses.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

We reported a net loss of $31.6 million, or a loss of $1.38 per diluted share, for the three months ended March 31, 2016 compared to a net loss of $42.2 million, or a loss of $1.84 per diluted share, for the three months ended March 31, 2015 which included the following results for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Interest income	$28,754	$30,510
Interest expense	6,693	3,728
Net interest income	22,061	26,782
Investment loss, net	(49,890)	(52,807)
Other expenses	4,335	3,418
Loss before income taxes	(32,164)	(29,443)
Income tax (benefit) provision	(546)	12,742
Net loss	$(31,618)	$(42,185)
Diluted loss per share	$(1.38)	$(1.84)
Weighted-average diluted shares outstanding	22,994	22,973

Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $4.7 million, or 17.5%, from $26.8 million for the three months ended March 31, 2015 to $22.1 million for the three months ended March 31, 2016. The decrease is primarily due to (i) sales of private-label MBS, (ii) a substantial increase in our net long TBA position, and (ii) a 27 basis point, or 71%, increase in the average interest costs of our short-term financing arrangements due primarily to an increase in prevailing benchmark interest rates. As previously noted, TBA dollar roll income is not included in net interest income determined in accordance with GAAP.

The components of GAAP net interest income from our MBS investments portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency-backed MBS	$3,499,784	$25,655	2.93%	$3,352,083	$25,460	3.04%
Private-label MBS	115,127	2,971	10.32%	211,233	5,043	9.55%
Interest-only MBS	162	3	7.52%	203	6	10.96%
	$3,615,073	28,629	3.17%	$3,563,519	30,509	3.42%
Other		125			1
		28,754			30,510
Repurchase agreements	$3,222,396	(5,365)	(0.66)%	$3,219,172	(3,080)	(0.38)%
FHLB advances	140,458	(135)	(0.38)%	—	—	—
	$3,362,854	(5,500)	(0.65)%	$3,219,172	(3,080)	(0.38)%
Net interest income/spread		$23,254	2.52%		$27,430	3.04%
Net interest margin			2.57%			3.08%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended March 31, 2016
	vs.
	Three Months Ended March 31, 2015
	Rate (1)	Volume (1)	Total Change
MBS:
Agency MBS	$(905)	$1,100	$195
Private-label MBS	379	(2,451)	(2,072)
Total MBS	(526)	(1,351)	(1,877)
Interest-only MBS and other	—	121	121
Repurchase agreements	(2,319)	34	(2,285)
FHLB advances	—	(135)	(135)
	$(2,845)	$(1,331)	$(4,176)

(1)

The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

As previously noted, the decrease in GAAP net interest income from our MBS portfolio of $4.1 million to $23.3 million for the three months ended March 31, 2016 from $27.4 for the comparative period of 2015 is primarily due to a reduction in our private-label MBS portfolio, a substantial increase in our TBA agency MBS portfolio, and an increase the average interest costs of our short-term financing arrangements. The decrease in yield in the overall MBS portfolio is primarily related to the decrease in the higher yielding unlevered private-label MBS portfolio from the prior period.

As a result of the substantial increase in our TBA agency MBS portfolio, TBA dollar roll income increased $3.5 million to $3.8 million for the three months ended March 31, 2016 from $0.3 million for the comparative period of 2015. When adjusting our interest income determined in accordance with GAAP (“GAAP interest income”) to include TBA dollar roll income (which is net of implied financing costs), the total revenue earned from our aggregate investments portfolio for the three months ended March 31, 2016 increased by $1.8 million, or 5.8%, relative to the comparative period from 2015. However, the increase in aggregate revenue was more than offset by a $2.4 million increase in the interest costs of our short-term financing arrangements. The following table provides a comparison of GAAP interest income, GAAP net interest income (excluding interest expense from long-term debt), and TBA dollar roll income for the three month periods ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease) Expressed in:
	2016	2015	Amount	Percentage
GAAP interest income	$28,754	$30,510	$(1,756)	(5.76)%
TBA dollar roll income (1)	3,795	259	3,536	1365.25%
GAAP interest income plus TBA dollar roll income	32,549	30,769	1,780	5.79%
Interest expense on short-term debt	5,500	3,080	2,420	78.57%
Net interest income plus TBA dollar roll income	$27,049	$27,689	$(640)	(2.31)%

(1)	TBA dollar roll income is net of implied financing costs.

Interest expense related to long-term debt was $1.2 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense on long-term debt is primarily attributable to the issuance of $35.3 million of Senior Notes in March 2015.

Investment Loss, Net

“Total investment loss, net” decreased $2.9 million from a loss of $52.8 million for the three months ended March 31, 2015 to a loss of $49.9 million for the three months ended March 31, 2016. In each of these periods, decreases in interest rates resulted in a net increase in the fair value of our agency MBS and a net decrease in the fair value of our interest rate derivative instruments. MBS spread widening occurred within each of these periods, which resulted in the recognition of net losses on our interest rate derivative instruments (intended to economically hedge our interest rate risk) that exceeded the net gains recognized on our agency MBS investments and TBA transactions, as illustrated in the table to follow (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Realized gains on sale of available-for-sale investments, net	$-	$3,348
OTTI charges on available-for-sale securities	(99)	-
Gains on trading investments, net	50,950	19,745
Gains from commitments to purchase and sell MBS, net	11,319	1,147
Interest rate swap net interest expense (1)	(3,997)	-
Losses from interest rate derivative instruments, net	(108,082)	(77,159)
Other, net	19	112
Investment loss, net	$(49,890)	$(52,807)

(1)	Represents the periodic net interest settlement incurred during the period (often referred to as "net interest carry").

Available-for-sale investments substantially consist of our private-label MBS acquired prior to 2015. The realized gains on the sale of available-for-sale investments, net, recognized for the three months ended March 31, 2015 were the result of $20.9 million of proceeds received from the sales of private-label MBS resulting in a realized gain of $3.3 million. There were no sales of private-label MBS for the three months ended March 31, 2016.

We recorded credit related other-than-temporary impairment charges of $0.1 million for the three months ended March 31, 2016 on available-for-sale, private-label MBS. We recorded no other-than-temporary impairment charges for the three months ended March 31, 2015 on available-for-sale, private-label MBS. Credit related other-than-temporary impairment charges represent the excess of the amortized cost basis over the present value of expected future cash flows discounted at the security’s existing effective interest rate used for interest income recognition.

Investments classified as trading securities primarily consist of agency MBS. The $51.0 million and $19.7 million of gains on trading investments, net, recognized for the three months ended March 31, 2016 and March 31, 2015, respectively were primarily the result of net unrealized holding gains as well as net realized gains from sales of trading investments. The key drivers in the net gains on trading investments for each of these periods were decreases in long-term interest rates, partially offset by MBS spread widening. As long-term interest rates decline, the price of fixed-rate agency MBS generally increases. During the three months ended March 31,

2016 and March 31, 2015, the 10-year U.S. Treasury rate decreased by 49 basis points and 23 basis points, respectively. However, MBS mortgage spreads widened during each of these periods, which partially offset the rise in the fair value of fixed-rate agency MBS attributable to the decline in interest rates.

Commitments to purchase and sell MBS consist primarily of forward-settling purchases of TBA agency MBS. We generally utilize TBA dollar roll transactions to finance agency MBS purchases and may also, from time to time, enter into TBA contracts as a means of acquiring and disposing of agency MBS. We recognized net gains from commitments to purchase and sell MBS of $11.3 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively, which consists of both dollar roll income and mark-to-market gains and losses on the TBA transactions.

Our interest rate derivative instruments consist primarily of interest rate swaps, U.S. Treasury note futures, put options on U.S. Treasury note futures, and have historically also included Eurodollar futures, interest rate swap futures, and other put options on futures. While we use interest rate derivatives to economically hedge a portion of our interest rate risk, we have not designated such contracts as hedging instruments for financial reporting purposes.  As a result, the implied economic financing costs of our interest rate derivatives are included in the change in fair value of the instruments recognized in “investment loss, net” rather than in net interest income.  During periods of falling interest rates, we will generally experience losses on our interest rate derivative instruments and during periods of rising interest rates, we will generally experience gains on our interest rate derivative instruments.

The $108.1 million and $77.2 million of losses from interest rate derivative instruments, net, recognized for the three months ended March 31, 2016 and the comparative period from 2015, respectively, were the result of net realized and unrealized mark-to-market adjustments. The key drivers in the net losses from interest rate derivatives for the three months ended March 31, 2016 and the comparative period from 2015, respectively, were (i) the implied economic financing costs of certain of the interest rate derivatives and (ii) the decrease in interest rates during those periods.

The fair value of our hedging instruments is expected to fluctuate inversely relative to the change in fair value of the agency MBS portfolio. However, the degree of correlation between the price movements of our hedging instruments and those of our agency MBS portfolio may vary. While our hedging instruments are designed to protect our agency MBS portfolio from interest rate risk, they are not generally designed to protect our net book value from spread risk, which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.

Other Expenses

Other expenses increased by $0.9 million, or 26.5%, from $3.4 million for the three months ended March 31, 2015 to $4.3 million for the three months ended March 31, 2016, primarily due to an increase in expenses for legal and proxy related services as well as the reversal of stock-based compensation recognized in the prior year due to the Company’s results falling short of certain performance measurements. During the three months ended March 31, 2016, we incurred $0.4 million in expenses stemming from the 2016 proxy contest that are in excess of the level of expenses normally incurred for an annual meeting of shareholders.  For information about the 2016 proxy contest, refer to “Item 1A. Risk Factors” within this quarterly report.  In addition, the compensation and benefits expense for the three months ended March 31, 2015 included the reversal of $0.3 million of expense recognized in prior years due to a reduction in the expected number of performance share units expected to vest.

Income Tax Benefit and Provision

We recognized an income tax benefit of $0.5 million and an income tax provision of $12.7 million for the three months ended March 31, 2016 and 2015, respectively. The income tax benefit and provision recognized for the three months ended March 31, 2016 and 2015, respectively, are net of increases in the valuation allowance against the deferred tax assets of $12.0 million and $25.4 million, respectively, primarily due to net capital losses generated during those periods. The net capital losses for the three months ended March 31, 2016 and 2015 were attributable primarily to realized and unrealized losses on certain of our economic interest rate hedging instruments. The valuation allowance represents the portion of our net capital loss carryforward that is more-likely-than-not to expire unutilized.

Other Comprehensive Loss

Other comprehensive income (loss) represents periodic unrealized holding gains and losses related to our investments in MBS classified as available-for-sale. Accumulated unrealized holding gains and losses for available-for-sale MBS are reclassified into net income as a component of “investment gain (loss), net” upon (i) sale or realization, or (ii) the occurrence of an other-than-temporary impairment. Other comprehensive loss was $4.9 million and $7.9 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, other comprehensive loss included net unrealized holding losses of $8.1 million on the available-for-sale MBS portfolio, net of a tax benefit of $3.2 million, and $99.2 thousand of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $38.6 thousand. For the three months ended March 31, 2015, other comprehensive loss included net unrealized holding losses of $7.2 million on the available-for-sale MBS portfolio, net of a tax benefit of $2.7 million and $3.7 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $0.4 million.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, meet margin calls on our short-term borrowings and hedging instruments, and for other general business purposes. Our primary sources of funds for liquidity consist of existing cash balances, short-term borrowings (for example, repurchase agreements), principal and interest payments from our investments in MBS, and proceeds from sales of MBS. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities, or other securities registered pursuant to our effective shelf registration statement filed with the Securities and Exchange Commission (“SEC”).

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

As of March 31, 2016, our debt-to-equity leverage ratio was 7.2 to 1. As of March 31, 2016, our “at risk” leverage ratio was 9.9 to 1.  Our “at risk” leverage is measured as the ratio of the sum of our total debt (excluding any unamortized issuance costs) and net payable for unsettled securities compared to our tangible stockholders’ equity.  Tangible stockholders’ equity is measured as our stockholders’ equity less our net deferred tax asset.

Cash Flows

As of March 31, 2016, our cash and cash equivalents totaled $43.2 million, representing a net increase of $6.2 million from $37.0 million as of December 31, 2015. Cash provided by operating activities of $21.2 million during the three months ended March 31, 2016 was attributable primarily to net interest income less our expenses. Cash provided by investing activities of $558.7 million during the three months ended March 31, 2016 was primarily generated by sales of agency MBS and the receipt of principal payments from agency MBS, partially offset by purchases of new agency MBS and funding of deposits for margin calls on our interest rate derivative instruments. Cash used in financing activities of $573.7 million during the three months ended March 31, 2016 relates primarily to net repayments of FHLBC advances and dividend payments to common stockholders, partially offset by proceeds obtained from repurchase agreements used to finance a portion of our MBS investments portfolio.

Sources of Funding

We believe that our existing cash balances, net investments in MBS, cash flows from operations, borrowing capacity, and other sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that most of our investments could be sold, in most circumstances, to provide cash. However, we may be required to sell our assets in such instances at depressed prices.

As of March 31, 2016, liquid assets consisted primarily of cash and cash equivalents of $43.2 million and net investments in MBS of $326.4 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS. The $326.4 million net investment in MBS includes $71.8 million of unpledged private-label MBS.

Long-Term Debt

As of March 31, 2016, we had $73.5 million of total long-term debt, net of unamortized debt issuance costs of $1.8 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of March 31, 2016 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of March 31, 2016 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of March 31, 2016 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination, the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (commonly referred to as a “margin call”), which may take the form of additional securities or cash. Margin calls on repurchase agreements collateralized by our MBS investments primarily result from events such as declines in the value of the underlying mortgage collateral caused by factors such as rising interest rates or prepayments.  Our repurchase agreements generally provide that valuations for MBS securing our repurchase agreements are to be obtained from a generally recognized source agreed to by both parties.  However, in certain circumstances and under certain of our repurchase agreements, our lenders have the sole discretion to determine the value of the MBS securing our repurchase agreements.  In such instances, our lenders are required to act in good faith in making determinations of value.  Our repurchase agreements generally provide that in the event of a margin call, we must provide additional securities or cash on the same business day that the margin call is made if the lender provides us notice prior to the margin notice deadline on such day.

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

In the event that market conditions are such that we are unable to obtain financing for our investments in MBS in amounts and at interest rates consistent with our financing objectives, to the extent deemed appropriate, we may use cash to finance our investments or we may liquidate such investments. Accordingly, depending upon market conditions, we may incur significant losses on any such sales of MBS.

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
Pledged with agency MBS:
Repurchase agreements outstanding	$3,029,877	$2,797,561
Agency MBS collateral, at fair value	3,200,829	2,946,684
Net amount (1)	170,952	149,123
Weighted-average rate	0.66%	0.61%
Weighted-average term to maturity	16.0 days	12.8 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$32,504	$37,219
Private-label MBS collateral, at fair value	57,463	70,511
Net amount (1)	24,959	33,292
Weighted-average rate	2.45%	2.42%
Weighted-average term to maturity	2.9 days	16.9 days
Total MBS:
Repurchase agreements outstanding	$3,062,381	$2,834,780
MBS collateral, at fair value	3,258,292	3,017,195
Net amount (1)	195,911	182,415
Weighted-average rate	0.68%	0.64%
Weighted-average term to maturity	15.9 days	12.8 days
Maximum amount outstanding at any month-end during the period	$3,520,978	$3,911,987

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region.  As of March 31, 2016, we had outstanding repurchase agreement balances with 16 counterparties. We currently have master repurchase agreements in place with a total of 18 counterparties located throughout North America, Europe and Asia. As of March 31, 2016, less than 6% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 21% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of March 31, 2016 (dollars in thousands):

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	11	66.9%
Europe	2	12.9%
Asia	3	20.2%
	16	100.0%

Federal Home Loan Bank Advances

In September 2015, our wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), was granted membership to the FHLB of Cincinnati (“FHLBC”). The FHLBC, like each of the 11 regional FHLBs, is a cooperative that provides its member financial institutions with a number of financial products and services, including short and long-term secured borrowings that are known as “advances.” FHLBC advances may be collateralized by a number of real estate related assets, including agency MBS. Similar to a repurchase agreement borrowing, we would pledge agency MBS as collateral to secure the advance to Key Bridge, the amount of which is equal to a specified percentage of the fair value of the pledged collateral. We would retain beneficial ownership of the pledged collateral throughout the term of the advance arrangement.

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency (“FHFA”), released a final rule that amends regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, Key Bridge is required to terminate its membership and repay its existing advances within one year following the final rule’s effective date of February 19, 2016. In addition, Key Bridge is prohibited from obtaining new advances during the one year transition period. As of March 31, 2016, Key Bridge repaid all of its outstanding FHLBC advances, funded primarily through proceeds the Company obtained from traditional repurchase agreement financing arrangements.

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including interest rate swaps, Eurodollar futures, interest rate swap futures, U.S. Treasury note futures, put options and forward TBA purchases and sales.

We exchange collateral with the counterparties to our interest rate derivative instruments at least on a daily basis based upon daily changes in fair value (also known as “variation margin”) as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. The clearing exchanges have the sole discretion to determine the value of derivative instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our derivative agreements that we were not able to satisfy. However, if we encounter significant decreases in long-term interest rates, margin calls on our derivative agreements could result in a material adverse change in our liquidity position

As of March 31, 2016, we had outstanding centrally cleared interest rate swaps and exchange traded 10-year U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	March 31, 2016
	Notional	Net Fair	Collateral
	Amount	Value	Deposit
Interest rate swaps	$1,750,000	$(44,700)	$77,088
10-year U.S. Treasury note futures	375,000	733	4,280

Share Repurchase Program

In October 2015, the Board of Directors authorized an increase in our share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock.  As of March 31, 2016, 1.95 million shares of Class A common stock remained available for repurchase under the repurchase program.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors has approved and the Company has declared and paid the following dividends to date in 2016:

	Dividend
Quarter Ended	Amount	Declaration Date	Record Date	Pay Date
March 31	$0.625	March 15	March 31	April 29

The Board of Directors approved and the Company declared and paid the following dividends for 2015:

	Dividend
Quarter Ended	Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 17	December 31	January 29, 2016
September 30	0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2016 and December 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices, and other market changes that affect market risk sensitive instruments.  The primary market risks that we are exposed to are interest rate risk (including prepayment risk and extension risk), credit risk, spread risk, liquidity risk, and regulatory risk. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of our risk management strategies.

Credit Risk

Although we do not expect to encounter credit risk in our agency MBS portfolio assuming Fannie Mae and Freddie Mac remain solvent, we are exposed to credit risk in our private-label MBS portfolio. With respect to our private-label MBS, credit support contained in these MBS deal structures provides a level of protection from losses, as do the our discounted purchase prices in the event of the return of less than 100% of par. We evaluate the impact of credit risk on our investments through a comprehensive investment review and selection process, which is predominantly focused on quantifying and pricing credit risk. We review our private-label MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments. Through modeling and scenario analysis, we seek to evaluate each investment’s credit risk. Subsequent to the acquisition of a private-label MBS, we continue to monitor and evaluate its credit risk through ongoing asset surveillance and analysis. Despite the measures that we take to manage our exposure to credit risk, unanticipated credit losses could nonetheless occur, which could adversely impact our operating results.

Our private-label MBS are generally purchased at a discount to par value. Prior to acquisition and on an on-going basis subsequent to acquisition, we estimate the amount and timing of the cash flows expected to be collected from each private-label MBS. In preparing our future cash flow estimates, we develop a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral for our investment, including assumptions about the timing and amount of prepayments and credit losses. In developing these estimates, we consider economic conditions and security-level characteristics including, but not limited to, the following:

•	the cash flow structure of the issuing securitization vehicle;
•	the current composition and credit characteristics of the security’s pool of mortgage loan collateral;
•

current levels of credit enhancements (including structural credit enhancements), including, for resecuritization certificates, the level and type of credit enhancements (for example, subordination) that exist in the underlying structured securitization vehicle;

•	prevailing interest rates;
•	realized home price appreciation;
•	recent historical collateral performance, including voluntary prepayment, default, and loss severity rates;
•	forecasts of economic factors, such as interest rates and future home price appreciation; and
•	to the extent available, assumptions published by third parties about future voluntary prepayment, default, and loss severity rates for similar private-label MBS collateral pools.

Developing estimates of the amount and timing of the future cash flows from our investments in private-label MBS requires us to exercise significant subjective judgment about matters that are inherently uncertain. Actual results may differ from our estimates, which could have a significant and potentially adverse effect on our financial condition, results of operations, and cash flows.

The following table presents certain characteristics of our investments in private-label MBS as well as the residential mortgage loans that ultimately serve as their collateral as of and for the three months ended March 31, 2016:

Total
Private-Label MBS
Weighted-average coupon	3.0%
Delinquencies greater than 60 plus days	12.4%
Credit enhancement	1.8%
Three-month voluntary prepayment rate (annualized)	6.9%
Three-month default rate (annualized)	4.1%
Three-month loss severity rate (1)	46.3%
Three-month credit loss rate (annualized) (2)	1.9%

(1)	Represents a “loss-given-default” rate. Private-label MBS collateral pools which experienced no defaults within the three-month historical period are excluded from the loss severity rate calculation.

(2)	Calculated as the three-month default rate multiplied by the three-month loss severity rate.

Key credit metrics for our private-label MBS portfolio reflected slight deterioration during the three months ended March 31, 2016 as compared to the prior quarter. Total 60-day plus delinquencies in our private-label MBS portfolio’s collateral pools increased to 12.4% at March 31, 2016 from 11.9% at December 31, 2015 while three-month credit loss rates increased to 1.9% from 1.7%. The increase in three-month credit loss rates is the result of an increase in the three-month loss severity rates on liquidated loans to 46.3% from 36.9%, slightly offset by a decrease in the rate of defaulted loan liquidations. We will continue to monitor the credit performance of each security in our private-label MBS portfolio and assess the impact on the overall performance of the portfolio.

The table that follows illustrates the change in fair value for our current private-label MBS under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 within the fair value hierarchy as private-label MBS trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs. In determining fair value, we primarily use present value techniques based on estimated cash flows of the instrument taking into consideration various assumptions that are based on our observations of assumptions used by market participants. The primary credit-related assumptions that are incorporated into the fair value measurement are the default rate, which represents the annual rate of expected defaulted loan liquidation events (such as foreclosure sales or short sales), and loss severity rates (or “loss-given-default”). The table below illustrates the effect that a 10% increase and decrease, respectively, in the default rate and loss severity rate assumptions from those used in our fair value measurements as of March 31, 2016 would have on total assets and stockholders’ equity as of March 31, 2016. Each 10% increase (decrease) in the default rate and loss severity rate assumptions was implemented in isolation (dollars in thousands, except per share amounts):

	March 31, 2016
						Value		Value
						with 10%		with 10%
		Value		Value		Increase		Decrease
		with 10%		with 10%		in Loss		in Loss
		Increase	Percent	Decrease	Percent	Severity	Percent	Severity	Percent
	Value	in Default Rate	Change	in Default Rate	Change	Rate	Change	Rate	Change
Private-label MBS	$129,231	$127,383	(1.43)%	$131,129	1.47%	$126,751	(1.92)%	$131,715	1.92%
Stockholders’ equity	433,673	431,825	(0.43)%	435,571	0.44%	431,193	(0.57)%	436,157	0.57%
Book value per share	$18.86	$18.78	(0.43)%	$18.94	0.44%	$18.75	(0.57)%	$18.97	0.57%

Interest Rate Risk

We are also exposed to interest rate risk in our MBS portfolio. Our investments in MBS are financed with short-term borrowing facilities such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate derivative instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate derivatives include centrally cleared interest rate swaps as well as exchange-traded instruments, such as U.S. Treasury note futures, and options on U.S. Treasury note futures. Historically, we have also utilized exchange-traded Eurodollar futures, interest rate swap futures, and other options on futures.

Changes in both short- and long-term interest rates affect us in several ways, including our financial position. As interest rates increase, the fair value of fixed-rate agency MBS may be expected to decline, prepayment rates may be expected to decrease and duration may be expected to extend. However, an increase in interest rates results in an increase in the fair value of our interest rate derivative instruments. Conversely, if interest rates decline, the fair value of fixed-rate agency MBS is generally expected to increase while the fair value of our interest rate derivatives is expected to decline.

The table that follows illustrates the expected change in fair value for our current investments in agency MBS and derivative instruments under several hypothetical scenarios of interest rate movements. For the purposes of this illustration, interest rates are defined by the U.S. Treasury yield curve. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” Our estimate of the change in the fair value of agency MBS is based upon the same assumptions we use to manage the impact of interest rates on the portfolio. Actual results could differ significantly from these estimates. The effective durations are based on observed fair value changes, as well as our own estimate of the effect of interest rate changes on the fair value of the investments, including assumptions regarding prepayments based, in part, on age and interest rate of the mortgages underlying the MBS, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of historical interest rate conditions.

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

•

The analysis assumes that spreads remain constant and, therefore, does not reflect an estimate of the impact that changes in spreads would have on the value of our MBS investments or our LIBOR-based derivative instruments, such as our interest rate swap agreements.

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

This analysis is not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2016
		Value		Value
		with 100		with 100
		Basis Point		Basis Point
		Increase in	Percent	Decrease in	Percent
	Value	Interest Rates	Change	Interest Rates	Change
Agency MBS	$3,417,850	$3,264,227	(4.49)%	$3,483,609	1.92%
TBA commitment assets (liabilities), net	4,054	(26,698)	(758.56)%	12,910	218.45%
Interest rate derivative assets (liabilities), net (1)	(43,186)	171,546	497.23%	(181,029)	(319.18)%
Stockholders’ equity	433,673	464,030	7.00%	370,445	(14.58)%
Book value per share	$18.86	$20.18	7.00%	$16.11	(14.58)%

(1)	Includes interest rate swap agreements, U.S. Treasury note futures, and put options on U.S. Treasury note futures.

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our financial position and performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors in its sole discretion pursuant to our variable dividend policy; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

Cautionary Statement About Forward-Looking Information

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through a strategy focused on acquiring primarily residential MBS that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies and MBS issued by private organizations;

•

our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses and net capital losses to offset future taxable income, including whether our shareholder rights plan (“Rights Plan”) will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

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
•

competition for investment opportunities, including competition from the U.S. Department of Treasury and the Federal Reserve, for investments in agency MBS, as well as the timing of the termination by the Federal Reserve of its purchases of agency MBS;

•

the federal conservatorship of the Fannie Mae and the Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government;

•	mortgage loan prepayment activity, modification programs and future legislative action;
•

changes in, and the success of, our acquisition, hedging and leverage strategies, changes in our asset allocation and changes in our operational policies, all of which may be changed by us without shareholder approval;

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to successfully expand our business into areas other than investing in MBS; and
•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Item 1A — Risk Factors”.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business could be negatively affected as a result of actions of Imation Corp. and entities affiliated with the Clinton Group, Inc., which actions could adversely impact the trading value of the Company’s Class A common stock and Senior Notes.

We have received a notice from Imation Corp, an IT data storage and data security company, acting in concert with the Clinton Group, Inc. (the “Clinton Group”) and an affiliated investment fund (together, “Imation Group”), of the Imation Group’s intent to nominate a controlling slate of five candidates to stand for election to our eight-member board of directors at the 2016 annual meeting of shareholders. The Imation Group and certain other persons have filed a proxy statement with the SEC in connection with its solicitation of proxies from our shareholders to vote at our annual meeting. As of the record date for the 2016 annual meeting, the Imation Group owned collectively 11,000 shares of our Class A common stock, representing less than 0.05% of our outstanding common stock.

Responding to actions by activist shareholders like the Imation Group can be costly and time-consuming, disruptive to operations and divert the attention of management and employees. Specifically, a proxy contest for a control slate of directors at our annual meeting of shareholders would require us to incur significant proxy solicitation expenses and legal and other advisor expenses and require significant time and attention by management and our board of directors. The Imation Group has also disclosed in its proxy statement that, if it is successful in its solicitation, it intends to seek to have the Company reimburse the Imation Group’s proxy solicitation expenses, and the Clinton Group has sought and obtained reimbursement of proxy solicitation expenses in connection with proxy contests at other companies. As a result, if the Imation Group is successful, we may also bear the costs of the Imation Group’s proxy solicitation expenses.

In addition, the Imation Group has disclosed certain plans and initiatives regarding the operation, strategy, structure, management and business of the Company if it is successful in its solicitation that involve significant risk. Among other things, the Imation Group has proposed an externally managed structure and investing in new businesses, each of which would be a significant departure from our current business and strategy, and would, we believe, result in significant additional costs to the Company.  The Imation Group could in the future make additional or different strategic proposals, suggestions or requested changes concerning our operations, strategy, management, business or other matters. The Clinton Group and its director nominees at other companies at which it has conducted successful proxy contests, including Imation Corp., have entered into related party transactions with such companies and taken other actions that have negatively impacted the value of the securities of such companies, and they may seek to do the same at the Company.  The Imation Group has not stated that it would not seek to implement similar self-dealing transactions at the Company if it succeeds in obtaining control of our board of directors. Such transactions could include, for example, the payment of additional fees to the Clinton Group, either in cash or common stock of the Company, or causing the Company to enter into asset management agreements, pursuant to which a member of the Clinton Group invests, or directs the investment of, the assets of the Company and charges additional fees. Such arrangements could involve substantial costs, which would be borne by all of the Company’s shareholders, even where the investments perform poorly.

We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing. The perceived uncertainties as to our future direction and the actions that may be taken by the Imation Group may negatively affect the market price and volatility of our Class A common stock or Senior Notes.

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

4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on March 17, 2015).

12.01	Computation of Ratio of Earnings to Fixed Charges.*

18.01	Letter from PricewaterhouseCoopers LLP, independent registered public accounting firm, regarding change in accounting principle.*

Exhibit Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***

101.SCH	SCHEMA DOCUMENT***

101.CAL	CALCULATION LINKBASE DOCUMENT***

101.LAB	LABELS LINKBASE DOCUMENT***

101.PRE	PRESENTATION LINKBASE DOCUMENT***

101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2016 and the Year Ended December 31, 2015; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date: May 10, 2016

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

4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Registrant on March 17, 2015).

12.01	Computation of Ratio of Earnings to Fixed Charges.*

18.01	Letter from PricewaterhouseCoopers LLP, independent registered public accounting firm, regarding change in accounting principle.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***

101.SCH	SCHEMA DOCUMENT***

101.CAL	CALCULATION LINKBASE DOCUMENT***

101.LAB	LABELS LINKBASE DOCUMENT***

Exhibit Number	Exhibit Title

101.PRE	PRESENTATION LINKBASE DOCUMENT***

101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2016 and the Year Ended December 31, 2015; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015.