Form 10-Q
period 2016-06-30
Arlington Asset Investment Corp.
filed 2016-08-05
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 29, 2016:

Title	Outstanding
Class A Common Stock	22,882,732 shares
Class B Common Stock	97,604 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$18,913	$36,987
Interest receivable	10,432	11,936
Sold securities receivable	48,778	—
Mortgage-backed securities, at fair value
Private-label	89,086	130,435
Agency	3,570,379	3,865,316
Derivative assets, at fair value	9,927	12,991
Deferred tax assets, net	111,824	97,530
Deposits	123,314	29,429
Other assets	2,391	18,315
Total assets	$3,985,044	$4,202,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,316,577	$2,834,780
Federal Home Loan Bank advances	—	786,900
Interest payable	1,365	2,436
Accrued compensation and benefits	2,795	5,170
Dividend payable	14,490	14,504
Derivative liabilities, at fair value	75,818	553
Purchased securities payable	63,483	—
Other liabilities	4,488	1,132
Long-term debt	73,545	73,433
Total liabilities	3,552,561	3,718,908
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 22,875,275 and 22,874,819 shares issued and outstanding, respectively	229	229
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 97,604 and 102,216 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,899,282	1,898,085
Accumulated other comprehensive income, net of taxes of $(43) and $3,230, respectively	7,230	12,371
Accumulated deficit	(1,474,259)	(1,426,655)
Total stockholders’ equity	432,483	484,031
Total liabilities and stockholders’ equity	$3,985,044	$4,202,939

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Agency mortgage-backed securities	$23,408	$24,126	$49,063	$49,586
Private-label mortgage-backed securities	2,805	4,155	5,776	9,198
Other	138	5	266	12
Total interest income	26,351	28,286	55,105	58,796
Interest expense
Short-term debt	5,509	3,395	11,009	6,475
Long-term debt	1,194	1,180	2,387	1,828
Total interest expense	6,703	4,575	13,396	8,303
Net interest income	19,648	23,711	41,709	50,493
Investment loss, net
Realized (loss) gain on sale of available-for-sale investments, net	(593)	13,117	(593)	16,465
Other-than-temporary impairment charges	(1,638)	—	(1,737)	—
Gain (loss) on trading investments, net	27,665	(51,445)	78,615	(31,700)
(Loss) gain from derivative instruments, net	(34,381)	30,501	(135,141)	(45,511)
Other, net	—	309	19	421
Total investment loss, net	(8,947)	(7,518)	(58,837)	(60,325)
Other expenses
Compensation and benefits	2,756	2,669	5,320	5,081
Other expenses	4,916	1,276	6,687	2,282
Total other expenses	7,672	3,945	12,007	7,363
Income (loss) before income taxes	3,029	12,248	(29,135)	(17,195)
Income tax (benefit) provision	(9,865)	5,647	(10,411)	18,389
Net income (loss)	$12,894	$6,601	$(18,724)	$(35,584)
Basic earnings (loss) per share	$0.56	$0.29	$(0.81)	$(1.55)
Diluted earnings (loss) per share	$0.56	$0.29	$(0.81)	$(1.55)
Weighted-average shares outstanding (in thousands)
Basic	23,003	22,979	22,998	22,976
Diluted	23,070	23,098	22,998	22,976
Other comprehensive income (loss), net of taxes
Unrealized gains (losses) on available-for-sale securities (net of taxes of $(641), $108, $(3,805), and $(2,555), respectively)	$(1,006)	$169	$(5,976)	$(4,324)
Reclassifications:
Included in investment loss, net, related to sales of available- for-sale securities (net of taxes of $(144), $(4,312), $(144), and $(4,692), respectively)	(226)	(13,279)	(226)	(16,641)
Included in investment loss, net, related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $637, $-0-, $676, and $-0-, respectively)	1,001	—	1,061	—
Comprehensive income (loss)	$12,663	$(6,509)	$(23,865)	$(56,549)

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2014	22,860,922	$229	105,869	$1	$1,897,027	$35,872	$(1,287,855)	$645,274
Net loss	—	—	—	—	—	—	(69,403)	(69,403)
Conversion of Class B common stock to Class A common stock	3,653	—	(3,653)	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans	97,651	—	—	—	—	—	—	—
Repurchase of Class A common stock	(48,695)	—	—	—	(593)	—	—	(593)
Repurchase of Class A common stock under stock-based compensation plans	(38,712)	—	—	—	(572)	—	—	(572)
Stock-based compensation	—	—	—	—	1,145	—	—	1,145
Income tax benefit from stock-based compensation	—	—	—	—	1,078	—	—	1,078
Other comprehensive loss	—	—	—	—	—	(23,501)	—	(23,501)
Dividends declared	—	—	—	—	—	—	(69,397)	(69,397)
Balances, December 31, 2015	22,874,819	229	102,216	1	1,898,085	12,371	(1,426,655)	484,031
Net loss	—	—	—	—	—	—	(18,724)	(18,724)
Conversion of Class B common stock to Class A common stock	4,612	—	(4,612)	—	—	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	(4,156)	—	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	—	—	1,164	—	—	1,164
Income tax benefit from stock-based compensation	—	—	—	—	86	—	—	86
Other comprehensive loss	—	—	—	—	—	(5,141)	—	(5,141)
Dividends declared	—	—	—	—	—	—	(28,880)	(28,880)
Balances, June 30, 2016	22,875,275	$229	97,604	$1	$1,899,282	$7,230	$(1,474,259)	$432,483

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,724)	$(35,584)
Adjustments to reconcile net loss to net cash provided by operating activities
Net investment loss	58,837	60,325
Net premium amortization on mortgage-backed securities	11,671	11,835
Deferred tax (benefit) provision	(11,020)	16,492
Other	1,111	377
Changes in operating assets
Interest receivable	1,504	(1,572)
Other assets	2,124	(2,930)
Changes in operating liabilities
Interest payable and other liabilities	481	69
Accrued compensation and benefits	(2,375)	(3,078)
Net cash provided by operating activities	43,609	45,934
Cash flows from investing activities:
Purchases of private-label mortgage-backed securities	(5,357)	(2,870)
Purchases of agency mortgage-backed securities	(1,289,131)	(1,041,142)
Proceeds from sales of private-label mortgage-backed securities	38,290	103,811
Proceeds from sales of agency mortgage-backed securities	1,451,374	233,639
Receipt of principal payments on private-label mortgage-backed securities	404	1,320
Receipt of principal payments on agency mortgage-backed securities	211,614	244,677
Payments for derivatives and deposits, net	(150,698)	(45,190)
Other	15,732	364
Net cash provided by (used in) investing activities	272,228	(505,391)
Cash flows from financing activities:
Proceeds from repurchase agreements, net	481,797	451,997
Repayments of Federal Home Loan Bank advances	(786,900)	—
Proceeds from long-term debt issuance, net	—	34,063
Excess tax benefits associated with stock-based awards	86	814
Dividends paid	(28,894)	(40,409)
Net cash (used in) provided by financing activities	(333,911)	446,465
Net decrease in cash and cash equivalents	(18,074)	(12,992)
Cash and cash equivalents, beginning of period	36,987	33,832
Cash and cash equivalents, end of period	$18,913	$20,840
Supplemental cash flow information
Cash payments for interest	$14,355	$8,050
Cash payments for taxes	$—	$103

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of June 30, 2016 and December 31, 2015, approximately 93% and 98%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 606)

The amendments in this update require financial assets measured at amortized cost as well as available-for-sale debt securities to be measured for impairment on the basis of the net amount expected to be collected.  Credit losses are to be recognized through an allowance for credit losses, which differs from the direct write-down of the amortized cost basis currently required for other-than-temporary impairments of investments in debt securities.  This update also makes substantial changes to the manner in which interest income is to be recognized for financial assets acquired with a more-than-insignificant amount of credit deterioration since origination.

This update will not affect the accounting for investments in debt securities that are classified as trading securities.

January 1, 2019

A prospective transition approach is required for investments in debt securities for which an other-than-temporary impairment had been recognized before the effective date of the update.  Accordingly, the effect of the adoption of this update on the Company's consolidated financial statements will depend, in large part, on the extent to which the Company holds available-for-sale debt securities as of January 1, 2019 (if any) for which other-than-temporary impairments had been previously recognized.

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. Substantially all of the Company’s investments in agency MBS are classified as trading securities. The following table provides the fair value of the Company’s available-for-sale and trading investments in agency MBS as of the dates indicated:

	Fair Value as of
	June 30, 2016	December 31, 2015
Agency MBS classified as:
Available-for-sale	$25	$26
Trading	3,570,354	3,865,290
Total	$3,570,379	$3,865,316

Substantially all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans. As of June 30, 2016, the Company’s portfolio of investments in agency MBS classified as trading securities also includes investments in inverse interest-only agency MBS with an aggregate fair value of $5,891. Each of the

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Company’s investments in inverse interest-only agency MBS represents a beneficial interest in a portion of the interest cash flows of an underlying pool of pass-through agency MBS collateralized by adjustable-rate mortgage loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net gains recognized in earnings for:
Agency MBS still held at period end	$27,639	$(48,001)	$65,180	$(29,432)
Agency MBS sold during the period	284	(3,669)	13,562	(2,493)
Total	$27,923	$(51,670)	$78,742	$(31,925)

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

	Fair Value as of
	June 30, 2016	December 31, 2015
Private-label MBS classified as:
Available-for-sale	$86,370	$127,536
Trading	2,716	2,899
Total	$89,086	$130,435

As of June 30, 2016, the private-label MBS portfolio consists primarily of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The majority of the trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure, while a minority of the issuing trusts employ a “pro-rata” principal repayment structure. Accordingly, the majority of the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The prime and Alt-A residential mortgage loans that serve as collateral to the underlying REMIC securitization trusts of the Company’s private-label MBS had the following weighted average characteristics, based on face value, as of the dates indicated:

	June 30, 2016	December 31, 2015
Original loan-to-value	65%	66%
Original FICO score	725	723
Three-month voluntary prepayment rate (annualized)	9.3%	6.1%
Three-month default rate (annualized)	7.4%	4.7%
Three-month loss severity rate (1)	33.0%	36.9%
Three-month credit loss rate (annualized) (2)	2.4%	1.7%

(1)	Represents a “loss-given-default” rate. Private-label MBS collateral pools which experienced no defaults within the three-month historical period are excluded from the loss severity rate calculation.

(2)	Calculated as the three-month default rate multiplied by the three-month loss severity rate.

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

June 30, 2016
Unpaid Principal Balance	Net Discounts	Amortized Cost Basis	Unrealized		Fair Value
			Gains	Losses
$115,550	$(36,365)	$79,185	$7,185	$—	$86,370

December 31, 2015
Unpaid Principal Balance	Net Discounts	Amortized Cost Basis	Unrealized		Fair Value
			Gains	Losses
$164,555	$(52,620)	$111,935	$15,601	$—	$127,536

Upon the sale of available-for-sale private-label MBS, any gains or losses accumulated in other comprehensive income are recognized in earnings as a component of “investment gain (loss), net.” The Company uses the specific identification method to determine the realized gain or loss that is recognized in earnings upon the sale of an available-for-sale private-label MBS.

The following table presents the results of sales of available-for-sale private-label MBS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$28,410	$89,613	$28,410	$110,472
Gross realized gains	26	13,531	26	16,879
Gross realized losses	619	414	619	414

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

The following table presents the changes in the accretable yield solely for available-for-sale private-label MBS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$66,998	$175,298	$85,052	$202,108
Accretion	(2,448)	(4,155)	(5,021)	(9,198)
Reclassifications, net	89	4,678	(11,877)	(4,504)
Eliminations in consolidation	—	—	(3,515)	—
Sales	(16,440)	(72,756)	(16,440)	(85,341)
Ending balance	$48,199	$103,065	$48,199	$103,065

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

For the three and six months ended June 30, 2016, the Company recorded credit related other-than-temporary impairment charges of $1,638 and $1,737, respectively, as a component of “investment loss, net” on the consolidated statements of comprehensive income on certain available-for-sale private-label MBS. The Company recorded no other-than-temporary impairment charges on available-for-sale private-label MBS during the three and six months ended June 30, 2015. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale private-label MBS held as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cumulative credit related other-than-temporary impairments, beginning balance	$14,116	$18,903	$14,017	$18,903
Additions for:
Securities for which other-than-temporary impairments have not previously occurred	1,638	—	1,737	—
Securities with previously recognized other-than- temporary impairments	—	—	—	—
Reductions for sold or matured securities	—	(6,081)	—	(6,081)
Cumulative credit related other-than-temporary impairments, ending balance	$15,754	$12,822	$15,754	$12,822

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (losses) gains recognized in earnings for:
Private-label MBS still held at period end	$(22)	$225	$(211)	$225
Private-label MBS sold during the period	(237)	—	89	—
Total	$(259)	$225	$(122)	$225

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of June 30, 2016 and December 31, 2015, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	June 30, 2016	December 31, 2015
Pledged with agency MBS:
Repurchase agreements outstanding	$3,286,533	$2,797,561
Agency MBS collateral, at fair value	3,476,981	2,946,684
Net amount (1)	190,448	149,123
Weighted-average rate	0.66%	0.61%
Weighted-average term to maturity	16.3 days	12.8 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$30,044	$37,219
Private-label MBS collateral, at fair value	50,637	70,511
Net amount (1)	20,593	33,292
Weighted-average rate	2.41%	2.42%
Weighted-average term to maturity	12.2 days	16.9 days
Total MBS:
Repurchase agreements outstanding	$3,316,577	$2,834,780
MBS collateral, at fair value	3,527,618	3,017,195
Net amount (1)	211,041	182,415
Weighted-average rate	0.68%	0.64%
Weighted-average term to maturity	16.3 days	12.8 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Weighted-average outstanding balance during the three months ended	$3,293,662	$3,463,587
Weighted-average rate during the three months ended	0.66%	0.39%
Weighted-average outstanding balance during the six months ended	$3,258,029	$3,341,379
Weighted-average rate during the six months ended	0.66%	0.39%

Federal Home Loan Bank Advances

In September 2015, the Company’s wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), was granted membership to the Federal Home Loan Bank of Cincinnati (“FHLBC”). The FHLBC, like each of the 11 regional Federal Home Loan Banks (collectively, the “FHLB”), is a cooperative that provides its member financial institutions with a number of financial products and services, including short and long-term secured borrowings that are known as “advances.” FHLBC advances may be collateralized by a number of real estate related assets, including agency MBS. As a member of the FHLBC, Key Bridge is required to acquire membership stock as well as activity-based stock (the amount of which is based upon a percentage of the dollar amount of its outstanding advances) in the FHLBC. As of June 30, 2016 and December 31, 2015, Key Bridge held $2 and $15,740 of capital stock in the FHLBC, respectively, which is included in “other assets” in the accompanying consolidated balance sheets. Similar to a repurchase agreement borrowing, the Company pledged agency MBS as collateral to secure the advance to Key Bridge, the amount of which is equal to a specified percentage of the fair value of the pledged collateral. The Company retained beneficial ownership of the pledged collateral throughout the term of the advance arrangement. The FHLBC held the right to require that the Company pledge additional collateral to secure borrowings when the value of the collateral declined.

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

The following table provides information regarding the Company’s outstanding FHLB advances as of the date indicated:

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

Long-Term Debt

As of June 30, 2016 and December 31, 2015, the Company had $73,545 and $73,433, respectively, of outstanding long-term debentures, net of unamortized debt issuance costs of $1,755 and $1,867, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	June 30, 2016			December 31, 2015
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.38%	6.75%	6.625%	3.07%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

In addition to TBA transactions, the Company may, from time to time, enter into commitments to purchase or sell specified agency MBS that do not qualify as regular-way security trades. Such commitments are also accounted for as derivative instruments.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(75,818)	$6,153	$—
10-year U.S. Treasury note futures	—	—	6,813	—
Put options on 10-year U.S. Treasury note futures	208	—	—	—
Put options on Eurodollar futures	—	—	25	—
TBA and specified agency MBS commitments	9,719	—	—	(553)
Total	$9,927	$(75,818)	$12,991	$(553)

Interest Rate Swaps

The following tables present information as of the date indicated about the Company’s interest rate swap agreements, all of which represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset:

	June 30, 2016
	Notional Amount	Average Fixed Pay Rate	Average Remaining Maturity (Years)	Fair Value
Years to maturity:
Less than 2 years	$750,000	1.04%	1.4	$(3,839)
2 to 10 years	1,500,000	1.89%	9.7	(71,979)
Total / weighted-average	$2,250,000	1.61%	6.9	$(75,818)

	December 31, 2015
	Notional Amount	Average Fixed Pay Rate	Average Remaining Maturity (Years)	Fair Value
Years to maturity:
Less than 2 years	$750,000	1.04%	1.9	$1,166
2 to 10 years	750,000	2.12%	9.9	4,987
Total / weighted-average	$1,500,000	1.58%	5.9	$6,153

Put Options on 10-year U.S. Treasury Note Futures

The Company’s put options on 10-year U.S. Treasury note futures held as of June 30, 2016 provide the Company with the right, but not the obligation, to sell underlying 10-year U.S. Treasury note futures contracts which have an aggregate net notional amount of $2,000,000. These put options were acquired in exchange for aggregate option premiums of $2,055 and have a weighted-average strike price that equates to a 10-year U.S. Treasury note rate of approximately 2.17%. These options may be exercised at any time prior to their expiry, which occurs in July 2016, and, if exercised, will be settled in cash.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

TBA and Specified Agency MBS Commitments

The following tables present information about the Company’s TBA and specified agency MBS purchase and sale commitments as of the dates indicated:

	June 30, 2016
	Notional Amount: Net Purchase (Sale) Commitment	Average Contractual Forward Price	Average Market Price	Fair Value
30-year 3.0% coupon TBA commitments	$775,000	$795,746	$804,414	$8,668
30-year 3.5% coupon specified agency MBS commitments	100,441	106,040	107,091	1,051
Total	$875,441	$901,786	$911,505	$9,719

	December 31, 2015
	Notional Amount: Net Purchase (Sale) Commitment	Average Contractual Forward Price	Average Market Price	Fair Value
30-year 3.5% coupon TBA commitments	$275,000	$283,928	$283,469	$(459)
30-year 4.0% coupon TBA commitments	100,000	105,883	105,789	(94)
Total	$375,000	$389,811	$389,258	$(553)

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest rate derivatives:
Interest rate swaps - net interest expense (1)	$(4,376)	$—	$(8,373)	$—
Interest rate swaps - unrealized losses, net	(35,840)	—	(80,945)	—
Eurodollar futures, net	—	8,344	—	(31,450)
U.S. Treasury note futures, net	(2,208)	551	(63,285)	340
Put options on U.S. Treasury note futures, net	(4,374)	—	(6,249)	—
10-year interest rate swap futures and other, net	—	25,925	(25)	(11,229)
Total interest rate derivative (losses) gains, net	(46,798)	34,820	(158,877)	(42,339)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	3,719	2,235	7,514	2,494
Other gains (losses) on agency MBS commitments, net	8,698	(6,554)	16,222	(5,666)
Total gains (losses) on agency MBS commitments, net	12,417	(4,319)	23,736	(3,172)
Total derivative (losses) gains, net	$(34,381)	$30,501	$(135,141)	$(45,511)

(1)	Represents the periodic net interest settlement incurred during the period (often referred to as "net interest carry").
(2)

Represents the price discount of forward-settling TBA purchases relative to a contemporaneously executed “spot” TBA sale, which economically equates to net interest income that is earned ratably over the period beginning on the settlement date of the sale and ending on the settlement date of the forward-settling purchase.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended June 30, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,750,000	$500,000	$—	$—	$2,250,000
10-year U.S. Treasury note futures	375,000	502,500	(415,000)	(462,500)	—
Put options on 10-year U.S. Treasury note futures, net	2,000,000	4,000,000	(4,000,000)	—	2,000,000
Commitments to purchase (sell) MBS, net	690,000	2,050,441	(1,865,000)	—	875,441

	For the Three Months Ended June 30, 2015
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Eurodollar futures	$42,725,000	$1,140,000	$(2,405,000)	$—	$41,460,000
10-year interest rate swap futures	845,000	845,000	(615,000)	—	1,075,000
10-year U.S. Treasury note futures	50,000	75,000	(125,000)	—	—
Commitments to purchase (sell) MBS, net	317,544	600,000	(417,544)	—	500,000

	For the Six Months Ended June 30, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,500,000	$750,000	$—	$—	$2,250,000
10-year U.S. Treasury note futures	1,335,000	1,371,000	(2,118,500)	(587,500)	—
Put options on 10-year U.S. Treasury note futures, net	—	6,000,000	(4,000,000)	—	2,000,000
Put options on Eurodollar futures	4,000,000	—	(4,000,000)	—	—
Commitments to purchase (sell) MBS, net	375,000	3,550,441	(3,050,000)	—	875,441

	For the Six Months Ended June 30, 2015
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Eurodollar futures	$41,090,000	$5,140,000	$(4,770,000)	$—	$41,460,000
10-year interest rate swap futures	1,145,000	1,325,000	(1,395,000)	—	1,075,000
10-year U.S. Treasury note futures	—	125,000	(125,000)	—	—
Commitments to purchase (sell) MBS, net	200,000	917,544	(617,544)	—	500,000

Cash Collateral Posted for Derivative Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the periods indicated:

	June 30, 2016	December 31, 2015
Interest rate swaps	$123,314	$17,434
U.S. Treasury note futures	—	11,197
TBA commitments	—	798
Total cash collateral posted	$123,314	$29,429

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments and short-term borrowing arrangements, including those subject to master netting (or similar) arrangements:

	As of June 30, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Put options on U.S. Treasury note futures	$208	$—	$208	$—	$—	$208
TBA and specified agency MBS commitments	9,719	—	9,719	—	—	9,719
Total derivative instruments	9,927	—	9,927	—	—	9,927
Total assets	$9,927	$—	$9,927	$—	$—	$9,927
Liabilities:
Derivative instruments:
Interest rate swaps	$75,818	$—	$75,818	$—	$(75,818)	$—
Total derivative instruments	75,818	—	75,818	—	(75,818)	—
Repurchase agreements	3,316,577	—	3,316,577	(3,316,577)	—	—
Total liabilities	$3,392,395	$—	$3,392,395	$(3,316,577)	$(75,818)	$—

	As of December 31, 2015
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$6,153	$—	$6,153	$—	$—	$6,153
10-year U.S. Treasury note futures	6,813	—	6,813	—	—	6,813
Put options on Eurodollar futures	25	—	25	—	—	25
Total derivative instruments	12,991	—	12,991	—	—	12,991
Total assets	$12,991	$—	$12,991	$—	$—	$12,991
Liabilities:
Derivative instruments:
TBA commitments	$553	$—	$553	$—	$(387)	$166
Total derivative instruments	553	—	553	—	(387)	166
Repurchase agreements	2,834,780	—	2,834,780	(2,834,780)	—	—
Federal Home Loan Bank advances	786,900	—	786,900	(786,900)	—	—
Total liabilities	$3,622,233	$—	$3,622,233	$(3,621,680)	$(387)	$166

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

The Company measures the fair value of the following assets and liabilities:

Mortgage-backed securities

Agency MBS - The Company’s investments in agency MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in agency MBS include price estimates obtained from third-party pricing services. The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and collateral pool characteristics) occurring on the measurement date. The Company makes inquiries of the third party pricing sources to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third-party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date.

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

Other

Long-term debt - As of June 30, 2016 and December 31, 2015, the Company’s long-term debt was $73,545 and $73,433, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term debt is $65,987 and $59,130 as of June 30, 2016 and December 31, 2015, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

FHLBC capital stock - FHLBC capital stock is initially purchased at par and may only be transferred back to the FHLBC or to another FHLBC member, subject to approval by the FHLBC, also at par. Due to the restrictions placed on transferability, it is not practical to determine the fair value of FHLBC capital stock. The par value and carrying amount of the FHLBC capital stock included in the line item “other assets” on the Company’s consolidated balance sheets is $2 and $15,740 as of June 30, 2016 and December 31, 2015, respectively.

Investments in equity securities of non-public companies and investment funds - As of June 30, 2016 and December 31, 2015, the Company had investments in equity securities and investment funds of $1,558 which are recorded at cost, net of impairments, and included in the line item “other assets” in the accompanying consolidated balance sheets. The Company’s estimate of the fair value of investments in equity securities and investment funds is $8,774 and $5,989 as of June 30, 2016 and December 31, 2015, respectively. Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds, which are measured at fair value for the purposes of disclosure only, are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee and then waterfalls the enterprise value over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

methodologies, including recent investments in or tender offers for the equity securities of the investee. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

Investments in private-label interest-only MBS - The Company’s investments in private-label interest-only MBS are included in the line item “other assets” on the Company’s consolidated balance sheets. The Company’s investments in private-label interest-only MBS are classified within Level 3 of the fair value hierarchy because, like other private-label MBS, they are of an instrument type that trades infrequently and, accordingly, the measurement of fair value requires the use of significant unobservable inputs. The Company measures the fair value of its investments in private-label interest-only MBS using a discounted cash flow technique consistent with that of its other investments in private-label MBS.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2016
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,570,354	$—	$3,570,354	$—
Private-label MBS	2,716	—	—	2,716
Total trading	3,573,070	—	3,570,354	2,716
Available-for-sale:
Agency MBS	25	—	25	—
Private-label MBS	86,370	—	—	86,370
Total available-for-sale	86,395	—	25	86,370
Total MBS	3,659,465	—	3,570,379	89,086
Derivative assets	9,927	208	9,719	—
Derivative liabilities	(75,818)	—	(75,818)	—
Private-label interest-only MBS	100	—	—	100
Total	$3,593,674	$208	$3,504,280	$89,186

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	December 31, 2015
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,865,290	$—	$3,865,290	$—
Private-label MBS	2,899	—	—	2,899
Total trading	3,868,189	—	3,865,290	2,899
Available-for-sale:
Agency MBS	26	—	26	—
Private-label MBS	127,536	—	—	127,536
Total available-for-sale	127,562	—	26	127,536
Total MBS	3,995,751	—	3,865,316	130,435
Derivative assets	12,991	6,838	6,153	—
Derivative liabilities	(553)	—	(553)	—
Private-label interest-only MBS	118	—	—	118
Total	$4,008,307	$6,838	$3,870,916	$130,553

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2016 or the year ended December 31, 2015.

Level 3 Financial Assets and Liabilities

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	June 30, 2016		December 31, 2015
	Weighted- average (1)	Range	Weighted- average (1)	Range
Discount rate	5.58%	5.50 - 10.00%	5.57%	5.50 - 10.00%
Default rate	3.44%	1.75 - 6.20%	2.78%	1.45 - 6.20%
Loss severity rate	46.15%	35.00 - 65.00%	45.84%	35.00 - 65.00%
Total prepayment rate (including defaults)	12.26%	7.75 - 17.70%	11.02%	7.75 - 17.70%

(1)	Based on face value.

The table below sets forth a summary of changes in the fair value and gains and losses of the Company’s Level 3 investments in private-label MBS that are measured at fair value on a recurring basis for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$129,231	$241,017	$130,435	$267,437
Total net gains (losses)
Included in investment (loss) gain, net	(2,490)	13,382	(2,452)	16,814
Included in other comprehensive income	(379)	(17,311)	(8,415)	(28,216)
Purchases	—	2,870	5,357	2,870
Sales	(38,290)	(89,613)	(38,290)	(110,472)
Payments, net	(1,791)	(2,338)	(3,325)	(5,469)
Accretion of discount	2,805	4,155	5,776	9,198
Ending balance	$89,086	$152,162	$89,086	$152,162
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(1,660)	$225	$(1,948)	$225

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

As of June 30, 2016 and December 31, 2015, the Company had a net deferred tax asset of $111,824 and $97,530, respectively, net of a valuation allowance on NCL carry-forwards of $81,572 and $80,663, respectively. The Company continues to provide a valuation allowance against the portion of NCL carry-forwards for which the Company believes is more likely than not that the benefits will not be realized prior to expiration. During the three and six months ended June 30, 2016, the Company recorded a (decrease) increase to its valuation allowance of $(11,047) and $908, respectively. The decrease in the valuation allowance for the three months ended June 30, 2016 was primarily due to net gains on its MBS investment portfolio during the period. The Company will continue to assess the need for a valuation allowance at each reporting date.

As of June 30, 2016, the Company has assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and state and local taxing jurisdictions where the Company has significant business operations. As of June 30, 2016, there are no on-going examinations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2016	2015	2016	2015
Basic weighted-average shares outstanding	23,003	22,979	22,998	22,976
Performance share units and unvested restricted stock	67	119	—	—
Diluted weighted-average shares outstanding	23,070	23,098	22,998	22,976
Net income (loss)	$12,894	$6,601	$(18,724)	$(35,584)
Basic earnings (loss) per common share	$0.56	$0.29	$(0.81)	$(1.55)
Diluted earnings (loss) per common share	$0.56	$0.29	$(0.81)	$(1.55)

The diluted earnings per share for the six months ended June 30, 2016 and 2015 did not include the antidilutive effect of 56,463 and 120,868 shares, respectively, of unvested shares of restricted stock and performance share units.

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

(Unaudited)

Note 11. Stockholders’ Equity

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared and paid the following dividends to date in 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

The Board of Directors approved and the Company declared and paid the following dividends for 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 17	December 31	January 29, 2016
September 30	0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

Conversion of Class B Common Stock to Class A Common Stock

During the six months ended June 30, 2016, holders of the Company’s common stock converted an aggregate of 4,612 shares of Class B common stock into 4,612 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company’s Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

Share Repurchase Program

In October 2015, the Board of Directors authorized an increase in the Company’s share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. As of June 30, 2016, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

27

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

Factors that Affect our Results of Operations and Financial Condition

Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions generally;
•	changes in interest rates and prepayment rates;
•	condition in the residential real estate and mortgage markets;
•	actions taken by the U.S. government, U.S. Federal Reserve, the U.S. Treasury and foreign central banks;
•	changes in laws and regulations and industry practices; and
•	other market developments.

Current Market Conditions and Trends

During the three months ended June 30, 2016, market conditions continued to be characterized by continued volatility.  On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (the “Brexit”), leading to speculation that the Brexit could adversely affect global economic and market conditions.  Global financial markets initially experienced severe volatility in response to the Brexit, creating selling pressure in riskier asset classes.  Nevertheless, in the weeks following the Brexit vote, global equities have rallied, in part due to an expectation of additional fiscal stimulus that may be provided by foreign central banks, with the Dow Jones Industrial Average reaching a historic high in July. Brent crude oil rose in price by approximately 35% over the course of the quarter, fueling gains in the energy sector, and both high-yield and investment grade corporate bonds experienced price gains as well.  The U.S. Dollar and gold both rallied during the quarter.  Yields on U.S. Treasuries remain relatively higher than other high-quality sovereign debt, fueling strong demand for U.S. Treasuries with the $160 billion in U.S. investment grade corporate debt issuance in May 2016 being highest monthly amount on record.  However, the high demand for U.S. government bonds drove long-term interest rates lower with the 10-year U.S. Treasury reaching a historic low of 1.38% in the first week of July.  The yield curve on U.S. treasuries flattened during the quarter, as the short end of the curve remained relatively flat and yields on the long end of the curve decreased.  For example, the yield on a 3-month T-Bill increased by five basis points during the quarter, while the yield on the 30-Year Treasury Bonds decreased by 31 basis points.  Much of the movement in the longer end of the curve occurred late in the quarter subsequent to the Brexit vote.

In its recent actions and statements, the Federal Reserve has emphasized volatility and uncertainty clouding global financial markets. In its June 15, 2016 statement announcing that it was maintaining a target Federal Funds rate range of 0.25% and 0.50% that was initially set in December 2015, the Federal Reserve acknowledged that the labor market had slowed while growth in economic activity had picked up. The Federal Reserve also acknowledged that while the unemployment rate has declined, job gains had diminished, and growth in household spending has strengthened.  However, in its July 27, 2016 statement, the Federal Reserve once again stated that it was maintaining its current target Federal Funds rate. In its July statement, the Federal Reserve acknowledged that the labor market had strengthened and that economic activity had been expanding at a moderate pace, resulting in a diminishment of the near-term risks to the economic outlook. Although its statement suggests that the Federal Reserve could increase the target Federal Funds rate later this year, market participants now expect that there is an approximately equal likelihood that the Federal Reserve will or will not raise the target Federal Funds rate by the end of the calendar year. We cannot predict the actions of the Federal Reserve for the rest of 2016, but we believe that any additional increases to the Federal Funds rate will be subject to economic, fiscal and monetary data developments.

Returns on MBS have been hindered by low Treasury yields and resulting concerns about increasing prepayment speeds.  We believe that the housing market will continue its slow and steady recovery driven by years of under production, tight inventory levels, attractive interest rates, reasonable affordability levels, high rental occupancy rates and the lowest unemployment levels since 2008 despite recent global economic concerns and volatility in the stock market. The new home market continues to have significant pent-up demand, which we believe positions us well for years to come. Notwithstanding these positive trends, home sales and new single-family home construction remain relatively below pre-financial crisis levels due, in part, to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a decline in new home mortgage origination, resulting in low agency MBS issuance. The Federal Reserve’s purchases of agency MBS through reinvesting principal and interest payments it receives on its existing agency MBS portfolio have continued to influence the agency MBS markets, where many participants perceive a lack of liquidity. While the Federal Reserve has not indicated when it will cease or reduce its agency MBS purchases by reinvesting principal and interest payments, private banks have less incentive to purchase MBS issued by Freddie Mac and Fannie Mae, as the Basel III liquidity coverage ratio rules provide lower quality liquid asset credit for such securities on their balance sheet than for cash, U.S. Treasuries and MBS issued by the Government National Mortgage Association (“Ginnie Mae”).

In sum, global economic growth remains tepid, but it is expected the global environment will continue to slowly expand over the course of 2016. However, uncertainty continues to dominate the market. We believe the general business environment will continue to be challenging for the rest of 2016. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, and liquidity in the financial system. We will continue to closely monitor the developments in the market and evaluate the opportunities across the spectrum in the mortgage industry and other types of assets in a continuing effort to seek the highest risk-adjusted returns for our capital.

Recent Government Activity

On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) issued a final rule - RIN 2590-AA39, Members of Federal Home Loan Banks. The final rule, among other things, expressly excludes captive insurance companies, such as our wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), from being eligible for membership in the Federal Home Loan Bank (“FHLB”) system. Under the final rule, there is a one-year transition period from the effective date of the final rule of February 19, 2016 within which the FHLBs must wind down their relationships with any captive insurance companies that had been admitted to membership on or after September 12, 2014, including Key Bridge. The final rule also precludes the FHLBs from making any new advances or extending existing advances. In addition, upon the termination of membership, the FHLBs must liquidate all outstanding advances to captive insurance companies, settle all other business transactions, and repurchase or redeem all FHLB stock held by the terminated captive insurance company in accordance with the final rule. Therefore, Key Bridge, along with all other captive insurance companies, was required wind down all business relationships with the FHLB of Cincinnati (“FHLBC”), including the repayment of all outstanding advances, prior to or simultaneously with the termination of Key Bridge’s membership with the FHLBC. As of June 30, 2016, Key Bridge has repaid all of its outstanding FHLBC advances.

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

Executive Summary

The Company’s financial results during the second quarter were impacted by the significant volatility and decline in long-term interest rates in the period.  The decline in interest rates led to further modest MBS spread widening and elevated prepayment speeds, compressing agency MBS asset yields.

As of June 30, 2016, the Company’s book value was $18.77 per share, a decline of 0.5% from $18.86 per share as of March 31, 2016.  The Company’s tangible book value, which is calculated as shareholders’ equity less the Company’s net deferred tax asset, was $13.92 per share as of June 30, 2016, a decline of 3.7% from $14.45 per share as of March 31, 2016.  The decline in tangible book value per share during the quarter is attributable primarily to a modest decline in value of the Company’s hedged agency MBS portfolio, a slight decline in the value of Company’s private-label MBS portfolio, and non-recurring proxy contest expenses.

For the second quarter of 2016, the Company had net income of $0.56 per diluted share compared to a net loss of $1.38 per diluted share in the prior quarter.  The Company had non-GAAP core operating income of $0.67 per diluted share for the second quarter of 2016 compared to $0.80 per diluted share in the prior quarter.  For further information on the use of non-GAAP core operating income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”  The decline in non-GAAP core operating income was driven largely by elevated prepayment speeds and, to a lesser extent, the replacement of the Company’s remaining 10-year U.S. Treasury futures with 10-year interest rate swaps.  The economic costs of futures are not reflected in the Company’s non-GAAP core operating income while the periodic interest settlements of interest rate swaps are included in non-GAAP core operating income.

Since the Company’s fixed-rate agency MBS have generally been purchased at a premium to par value, high prepayments can have a negative impact on the Company’s asset yields and interest income, while slow prepayments can have a positive impact. The actual constant prepayment rate (“CPR”) for the Company’s agency MBS increased to 11.40% for the second quarter of 2016 from 8.14% in the prior quarter, resulting in a decline in the average asset yield to 2.73% during the second quarter compared to 2.93% in the prior quarter.  Including the impact of the repurchase finance costs and the economic cost of its interest rate swaps, the agency MBS average levered return on capital during the quarter was 18.24%.

The value of the Company’s hedged agency MBS portfolio performed in line with our expectations during the second quarter of 2016 relative to the significant decline in long-term interest rates, modest MBS spread widening and elevated prepayment speeds.  During the second quarter of 2016, the net value of the Company’s hedged agency MBS portfolio declined by $0.25 per share, or 1.7% of the Company’s prior tangible book value per share.

As of June 30, 2016, the Company’s agency MBS investment portfolio totaled $3,570 million of agency MBS, commitments to purchase specified agency MBS of $107 million and $804 million of net long “to-be-announced” (“TBA”) agency securities.  With renewed concerns surrounding prepayments, asset selection continues to be a distinguishing factor in performance.  The Company’s $3,570 million of fixed-rate agency MBS continues to be invested in securities specifically selected for their relatively lower propensity for prepayment.  In response to the sharp decline in long-term interest rates and elevated prepayment expectations, the weighted average pay-up premiums on the Company’s agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a generic TBA agency security, increased to over one percentage point during the second quarter of 2016.

The Company continues to maintain a substantial hedge position with the intent to protect the Company’s capital and earnings potential against increased interest rates over the long-term.  Our hedging strategy enables the Company to maintain an attractive return on its agency MBS portfolio in order to produce resilient and predictable non-GAAP core operating income that supports consistent dividends to our shareholders.  In a falling interest rate and wider spread environment such as this past quarter, this hedging strategy will likely result in a temporary decline in book value.  However, the Company would expect that this temporary decline in book value would be recovered over time either through higher future spread earnings if interest rates remain low and spreads wide, or through a reversal of this temporary decline in book value if future interest rates rise and spreads narrow.  The consistent execution of our hedging strategy may also result in an increase in leverage during periods of temporary declines in book value or decreases in leverage during periods of temporary increases in book value.

As of June 30, 2016, the Company’s interest rate hedge position consisted solely of interest rate swaps coupled with put options on 10-year U.S. Treasury note futures.  During the first quarter of 2016, the Company modified some of the components of its hedge position by purchasing put options on 10-year U.S. Treasury note futures with the objective of providing the Company with protection against a significant rise in interest rates while also reducing future book value volatility in a falling interest rate environment.  During the second quarter of 2016, this change in the Company’s hedge composition limited the Company’s decline in book value per share in a sharply falling interest rate and modest spread widening environment.

The Company constantly monitors its allocation of its available capital between agency MBS and private-label MBS in an effort to maximize returns to its shareholders.  The Company continued to opportunistically sell private-label MBS and reinvest the net proceeds into agency MBS in what it believes will deliver higher risk adjusted returns.  During the second quarter of 2016, the Company sold private-label MBS for gross proceeds of $38.3 million. As of June 30, 2016, the Company’s available capital was allocated approximately 86% to agency MBS and 14% to private-label MBS, compared to 77% to agency MBS and 23% to private-label MBS as of March 31, 2016.

The Company’s private-label MBS had net realized and unrealized losses of $2.9 million during the second quarter of 2016, contributing to a $0.12 per share decline in book value.  During the second quarter of 2016, the Company’s private-label MBS had an average asset yield of 9.49% and levered yield of 12.39%, contributing net interest income of $2.6 million, or $0.11 per diluted share.

In March 2016, Imation Corp., an IT data storage and data security company, acting in concert with the Clinton Group, Inc. (together, the “Imation Group’) nominated a controlling slate of five candidates to stand for election to our eight-member board of directors at the 2016 annual meeting of shareholders.  As of the record date for the 2016 meeting, the Imation Group owned collectively 11,000 shares of our Class A common stock, representing less than 0.05% of our outstanding common stock, all of which was purchased in March 2016.  At the annual shareholder meeting on June 9, 2016, our shareholders overwhelmingly voted to elect all of the Company’s eight director nominees.   However, the Company incurred significant fees and expenses to successfully win the proxy contest.  During the three and six months ended June 30, 2016, we incurred $3.6 million and $4.0 million, or $0.16 per share and $0.17 per share, respectively, in expenses stemming from the 2016 proxy contest that are in excess of the level of expenses normally incurred for an annual meeting of shareholders.  These non-recurring costs were a significant contributing factor to the decline in book value per share during the quarter.

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), we computed “non-GAAP core operating income” for the three and six months ended June 30, 2016. Beginning in the first quarter of 2016, we define core operating income as “economic net interest income” less “core general and administrative expenses.”

Economic Net Interest Income

Economic net interest income is comprised of the following: periodic (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income or expense incurred from interest rate swap agreements.

•

Net interest income determined in accordance with GAAP.  Net interest income determined in accordance with GAAP primarily represents the interest income recognized from our investments in specified agency MBS and private-label MBS (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions. In the first quarter of 2016, we implemented a change in our accounting policy for recognizing interest income on our investments in agency MBS classified as trading securities by amortizing purchase premiums (or accreting purchase discounts) as an adjustment to interest income in accordance with the “interest method” permitted by GAAP.

•

TBA agency MBS dollar roll income.  Dollar roll income represents the economic equivalent of net interest income (implied interest income net of financing costs) generated from our investments in non-specified fixed-rate agency MBS, executed through sequential series of forward-settling purchase and sale transactions that are settled on a net basis (known as “dollar roll” transactions). Dollar roll income is generated as a result of delaying, or “rolling,” the settlement of a forward-settling purchase of a TBA agency MBS by entering into an offsetting “spot” sale prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward-settling purchase of a TBA agency MBS of the same essential characteristics for a later settlement date at a price discount relative to the “spot” sale. The price discount of the forward-settling purchase relative to the contemporaneously executed “spot” sale represents the economic equivalent of net interest income that is earned ratably over the period beginning on the settlement date of the sale and ending on the settlement date of the forward-settling purchase. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income is reported as a component of the overall periodic change in the fair value of TBA forward commitments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

•

Net interest income earned or expense incurred from interest rate swap agreements. We utilize centrally-cleared interest rate swap agreements to economically hedge a portion of our exposure to variability in future interest cash flows, attributable to changes in benchmark interest rates, associated with future roll-overs of our short-term financing arrangements. Accordingly, the net interest income earned or expense incurred (commonly referred to as “net interest carry”) from our interest rate swap agreements in combination with interest expense recognized in accordance with GAAP represents our effective “economic interest expense.” In our consolidated statements of comprehensive income prepared in accordance with GAAP, the net interest income earned or expense incurred from interest rate swap agreements is reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

Core General and Administrative Expenses

Core general and administrative expenses are non-interest expenses reported within the line item “total other expenses” of the consolidated statements of comprehensive income less stock-based compensation expense. For the three and six months ended June 30, 2016, core general and administrative expenses also exclude non-recurring expenses related to the 2016 proxy contest that are in excess of those normally incurred for an annual meeting of shareholders.

Non-GAAP Core Operating Income for Fiscal Year 2016

The following table presents our computation of non-GAAP core operating income for the three and six months ended June 30, 2016 (amounts in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
GAAP net interest income	$19,648	$41,709
TBA dollar roll income	3,719	7,514
Interest rate swap net interest expense	(4,376)	(8,373)
Economic net interest income	18,991	40,850
Core general and administrative expenses	(3,444)	(6,864)
Non-GAAP core operating income	$15,547	$33,986

Non-GAAP core operating income per diluted share	$0.67	$1.47
Weighted average diluted shares outstanding	23,070	23,055

The following table provides a reconciliation of GAAP pre-tax net income to non-GAAP core operating income for the three and six months ended June 30, 2016 (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
GAAP income (loss) before income taxes	$3,029	$(29,135)
Less:
Total investment loss, net	8,947	58,837
Stock-based compensation expense	647	1,164
Non-recurring proxy contest related expenses	3,581	3,979
Add back:
TBA dollar roll income	3,719	7,514
Interest rate swap net interest expense	(4,376)	(8,373)
Non-GAAP core operating income	$15,547	$33,986

Non-GAAP core operating income is used by management to evaluate the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as assist with the determination of the appropriate level of periodic dividends to stockholders. In addition, we believe that non-GAAP core operating income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as its earnings capacity.

Other than TBA dollar roll income and interest rate swap net interest income or expense, periodic fair value gains and losses recognized with respect to our investments in MBS and our economic hedging instruments, which are reported in line item “total investment gain (loss), net” of our consolidated statements of comprehensive income, are excluded from the computation of non-GAAP core operating income as such gains on losses are not reflective of the economic interest income earned or interest expense incurred from our interest-bearing financial assets and liabilities during the indicated reporting period.  Because our long-term-focused investment strategy for our agency MBS investment portfolio is to generate a net interest spread on the leveraged assets while prudently hedging periodic changes in the fair value of those assets attributable to changes in benchmark interest rates, we generally expect the fluctuations in the fair value of our agency MBS investments and our economic hedging instruments to largely offset one another over time.

A limitation of utilizing this non-GAAP financial measure is that the effect of accounting for “non-core” events or transactions in accordance with GAAP does, in fact, reflect the financial results of our business and these effects should not be ignored when evaluating and analyzing our financial results. For example, the economic cost or benefit of hedging instruments other than interest rate swap agreements, such as U.S. Treasury note futures or options on U.S. Treasury note futures, do not affect the computation of non-GAAP core operating income. Therefore, we believe that non-GAAP core operating income should be considered as a supplement to, and in conjunction with, net income and comprehensive income determined in accordance with GAAP.

Non-GAAP Core Operating Income for Fiscal Year 2015

We retrospectively applied our revised definition of core operating income to the quarterly and annual periods of fiscal year 2015. We note, however, that the non-GAAP core operating income measures computed for prior year periods are not directly comparable to the results computed for the three and six months ended June 30, 2016, as we solely utilized hedging instruments other than interest rate swap agreements prior to November 2015. The economic costs or benefits of hedging instruments other than interest rate swap agreements do not affect the computation of non-GAAP core operating income.

The results of the retrospective application of our revised definition of non-GAAP core operating income to fiscal year 2015 are presented in the following table (amounts in thousands, except per share amounts):

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

The following table provides a reconciliation of GAAP pre-tax net income to non-GAAP core operating income for fiscal year 2015 (amounts in thousands):

	Fiscal Year 2015
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
GAAP income (loss) before income taxes	$(30,842)	$23,486	$(37,133)	$12,248	$(29,443)
Less:
Total investment (gain) loss, net	118,429	(1,653)	59,757	7,518	52,807
Stock-based compensation expense	1,145	853	(189)	370	111
Add back:
TBA dollar roll income	6,743	2,353	1,896	2,235	259
Interest rate swap net interest expense	(1,282)	(1,282)	—	—	—
Non-GAAP core operating income	$94,193	$23,757	$24,331	$22,371	$23,734

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Specified agency MBS	$3,564,488	$3,865,316
Inverse interest-only agency MBS	5,891	—
Total agency MBS	3,570,379	3,865,316
Net long agency TBA positions (1)	804,414	389,258
Commitments to purchase specified agency MBS (1)	107,091	—
Private-label MBS	89,086	130,435
Private-label interest-only MBS	100	118
Total MBS investments portfolio	$4,571,070	$4,385,127

(1)

Net long agency TBA positions and commitments to purchase specified agency MBS are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $9,719 and a net liability carrying value of $553 as of June 30, 2016 and December 31, 2015, respectively.

Our specified agency MBS consisted of the following as of June 30, 2016 (dollars in thousands):

	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
30-year fixed rate:
3.5%	$1,481,966	$1,577,539	$106.45	3.50%	5.0
4.0%	1,766,249	1,914,373	108.39	4.00%	4.3
4.5%	65,969	72,551	109.98	4.50%	3.8
5.5%	22	25	113.18	5.50%	4.7
Total/weighted-average	$3,314,206	$3,564,488	107.55	3.79%	4.6

	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
Fannie Mae	$1,851,238	$1,990,070	$107.50	3.77%	4.6
Freddie Mac	1,462,968	1,574,418	107.61	3.80%	4.6
Total/weighted-average	$3,314,206	$3,564,488	107.55	3.79%	4.6

The actual CPR for the Company’s agency MBS was 11.40% for the three months ended June 30, 2016. As of June 30, 2016, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment including approximately 70% in specified pools of low balance loans, approximately 14% in specified pools of loans originated in certain geographical areas, while the remainder includes specified pools of loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”), loans with low FICO scores or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis, as well as certain commitments to purchase specified agency MBS that will be settled by the physical delivery of the securities. In accordance with GAAP, we account for our net long TBA positions as well as certain commitments to purchase specified agency MBS as derivative instruments.  Information about the Company’s net long TBA positions and commitments to purchase specified agency MBS as of June 30, 2016 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
30-year 3.0% coupon TBA commitments	$775,000	$795,746	$804,414	$8,668
30-year 3.5% coupon specified agency MBS commitments	100,441	106,040	107,091	1,051
Total	$875,441	$901,786	$911,505	$9,719

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Our private-label MBS, excluding our interest-only MBS, consisted of the following as of June 30, 2016 (dollars in thousands):

			Gross Unrealized			Weighted-Average
Face Amount	Net Discounts	Amortized Cost	Gains	Losses	Fair Value	Coupon	GAAP Yield
$120,655	$(38,901)	$81,754	$7,332	$—	$89,086	3.21%	9.49%

As of June 30, 2016, the private-label MBS portfolio consists primarily of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The majority of the trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure, while a minority of the issuing trusts employ a “pro-rata” principal repayment structure. Accordingly, the majority of the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate. Our private-label MBS have approximately 0.1% in remaining structural credit enhancement provided by collateral-level subordinate interests, on a weighted-average basis.

As of June 30, 2016, we had $30.0 million of outstanding repurchase agreement financing secured by $50.6 million of private-label MBS with a weighted-average cost of funding of 2.41%. During the three and six months ended June 30, 2016, we received proceeds of $38.3 million from the sale of our private-label MBS, realizing $0.7 million in losses. During the six months ended June 30, 2016, we purchased private-label MBS for $5.4 million with a face amount of $5.2 million.

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. Specifically, these interest rate derivatives are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of June 30, 2016, the interest rate derivative instruments used by the Company were centrally cleared interest rate swap agreements and exchange-traded put options on 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding centrally cleared interest rate swap agreements as of June 30, 2016 is as follows (dollars in thousands):

	June 30, 2016
	Notional Amount	Average Fixed Pay Rate	Average Remaining Maturity (Years)	Fair Value
Years to maturity:
Less than 2 years	$750,000	1.04%	1.4	$(3,839)
2 to 10 years	1,500,000	1.89%	9.7	(71,979)
Total / weighted-average	$2,250,000	1.61%	6.9	$(75,818)

The Company’s exchange-traded put options on 10-year U.S. Treasury note futures held as of June 30, 2016 provide the Company with the right, but not the obligation, to sell underlying 10-year U.S. Treasury note futures contracts which have an aggregate net notional amount of $2.0 billion. These put options have a weighted-average strike price that equates to a 10-year U.S. Treasury note rate of approximately 2.17%. The options may be exercised at any time prior to their expiry, which occurs in July 2016, and, if exercised, will be settled in cash. Put options on 10-year U.S. Treasury note futures are intended to offset declines in the market value of the Company’s agency MBS portfolio attributable to a significant rise in interest rates. On an on-going basis, the Company will evaluate the economic costs and benefits of rolling-forward this hedge position. Based on its analysis, the Company may elect to roll-forward this hedge position with any adjustments to the notional amount based on the changes in the Company’s agency MBS portfolio and/or adjustments to the strike price based upon the Company’s evaluation of the potential economic benefit of the options relative to their quoted premiums. Information about the Company’s outstanding put options on 10-year U.S. Treasury note futures contracts as of June 30, 2016 is as follows (dollars in thousands):

Maturity Date	Notional Amount	Net Fair Value
July 2016	$2,000,000	$208

Results of Operations

Net Interest Income

Net interest income determined in accordance with GAAP primarily represents the interest income recognized from our investments in specified agency MBS and private-label MBS (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions. In the first quarter of 2016, we implemented a change in our accounting policy for recognizing interest income on our investments in agency MBS classified as trading securities by amortizing purchase premiums (or accreting purchase discounts) as an adjustment to interest income in accordance with the “interest method” permitted by GAAP. Prior to January 1, 2016, interest income from trading agency MBS was reported based upon each security’s stated coupon rate. Refer to “Note 2. Summary of Significant Accounting Policies” within the notes to the consolidated financial statements for further information about our accounting policies for recognizing interest income for our investments in MBS.

Net interest income determined in accordance with GAAP does not include TBA agency MBS dollar roll income, which represents the economic equivalent of net interest income generated from our investments in non-specified fixed-rate agency MBS, nor does it include the implied net interest income or expense of our interest rate derivative hedging instruments, which are not designated as hedging instruments for financial reporting purposes. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income and the implied net interest income or expense incurred from our interest rate derivative instruments are reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

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
•

other operating expenses, including information technology expenses, business development costs, public company reporting expenses, proxy solicitation expenses, business licenses and taxes, offices supplies, and other miscellaneous office expenses.

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

The following table presents the net income (loss) reported for the three and six month periods ended June 30, 2016 and June 30, 2015, respectively (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$26,351	$28,286	$55,105	$58,796
Interest expense	6,703	4,575	13,396	8,303
Net interest income	19,648	23,711	41,709	50,493
Investment loss, net	(8,947)	(7,518)	(58,837)	(60,325)
Other expenses	7,672	3,945	12,007	7,363
Income (loss) before income taxes	3,029	12,248	(29,135)	(17,195)
Income tax (benefit) provision	(9,865)	5,647	(10,411)	18,389
Net income (loss)	$12,894	$6,601	$(18,724)	$(35,584)
Diluted earnings (loss) per share	$0.56	$0.29	$(0.81)	$(1.55)
Weighted-average diluted shares outstanding	23,070	23,098	22,998	22,976

Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $4.1 million, or 17.3%, from $23.7 million for the three months ended June 30, 2015 to $19.6 million for the three months ended June 30, 2016 and $8.8 million, or 17.4%, from $50.5 million for the six months ended June 30, 2015 to $41.7 million for the six months ended June 30, 2016. The decrease in each comparative period is primarily attributable to (i) a meaningful increase in the proportion of our agency MBS portfolio represented by net long positions in non-specified TBA securities with a corresponding reduction in the proportion represented by specified agency MBS and (ii) 27 basis point (or 69%) increases in the average interest costs of our short-term financing arrangements for the three and six month periods ended June 30, 2016, relative to the comparative periods from the prior year due primarily to an increase in prevailing benchmark short-term interest rates. As previously noted, TBA dollar roll income is not included in net interest income determined in accordance with GAAP.

The components of GAAP net interest income from our MBS investments portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following tables (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,428,719	$23,408	2.73%	$3,650,018	$24,126	2.64%
Private-label MBS	118,264	2,805	9.49%	176,813	4,155	9.40%
Other	—	138		—	5
	$3,546,983	26,351	2.97%	$3,826,831	28,286	2.96%
Repurchase agreements	$3,293,662	(5,509)	(0.66)%	$3,463,587	(3,395)	(0.39)%
Net interest income/spread		$20,842	2.31%		$24,891	2.57%
Net interest margin			2.35%			2.60%

	Six Months Ended June 30,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,464,252	$49,063	2.83%	$3,501,050	$49,586	2.83%
Private-label MBS	116,696	5,776	9.90%	194,023	9,198	9.48%
Other	—	266		—	12
	$3,580,948	55,105	3.08%	$3,695,073	58,796	3.18%
Repurchase agreements	$3,258,029	(10,874)	(0.66)%	$3,341,379	(6,475)	(0.39)%
FHLB advances	70,229	(135)	(0.38)%	—	—	—
	$3,328,258	(11,009)	(0.66)%	$3,341,379	(6,475)	(0.39)%
Net interest income/spread		$44,096	2.42%		$52,321	2.79%
Net interest margin			2.46%			2.83%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	vs.			vs.
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Rate (1)	Volume (1)	Total Change	Rate (1)	Volume (1)	Total Change
MBS:
Agency MBS	$777	$(1,494)	$(717)	$—	$(523)	$(523)
Private-label MBS	38	(1,388)	(1,350)	387	(3,809)	(3,422)
Total MBS	815	(2,882)	(2,067)	387	(4,332)	(3,945)
Other	—	132	132	—	254	254
Repurchase agreements	(2,406)	292	(2,114)	(4,718)	319	(4,399)
FHLB advances	—	—	—	—	(135)	(135)
	$(1,591)	$(2,458)	$(4,049)	$(4,331)	$(3,894)	$(8,225)

(1)

The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

During the three and six months ended June 30, 2016, the percentage allocation of our total agency MBS portfolio to net long positions in non-specified TBA securities and specified agency MBS was 15% and 85%, respectively, as compared to 8% and 92%, respectively, for the three months ended June 30, 2015 and 5% and 95%, respectively, for the six months ended June 30, 2015 as illustrated by the following table (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Average Balance	Relative Allocation	Average Balance	Relative Allocation	Average Balance	Relative Allocation	Average Balance	Relative Allocation
Specified agency MBS	$3,428,719	85%	$3,650,018	92%	$3,464,252	85%	$3,501,050	95%
Net long TBA position	609,022	15%	307,090	8%	602,164	15%	168,857	5%
Total agency MBS portfolio	4,037,741	100%	3,957,108	100%	4,066,416	100%	3,669,907	100%

As a result of the substantial increase in our TBA portfolio, TBA dollar roll income increased $1.5 million to $3.7 million for the three months ended June 30, 2016 from $2.2 million for the comparative period of 2015, and increased $5.0 million to $7.5 million for the six months ended June 30, 2016 from $2.5 million for the comparative period of 2015. When adjusting our interest income determined in accordance with GAAP to include TBA dollar roll income (which is net of implied financing costs), the total revenue earned from our aggregate MBS investment portfolio for the three months ended June 30, 2016 decreased by $0.5 million, or 1.48%, relative to the comparative period from 2015, due primarily to a higher implied cost of TBA dollar roll financing. The total revenue earned from our aggregate investments portfolio for the six months ended June 30, 2016, inclusive of TBA dollar roll income, increased by $1.3 million, or 2.17%, relative to the comparative period from 2015 due primarily to a modestly larger investment portfolio. An increase in prevailing short-term benchmark interest rates served as a primary driver in a $2.1 million (or 62%) and $4.5 million (or 70%) increase in the interest costs of our short-term financing arrangements for the three and six months ended June 30,

2016, respectively, relative to the respective comparative periods from the prior year. The following tables provide a comparison of GAAP interest income, GAAP net interest income (excluding interest expense from long-term debt), and TBA dollar roll income for periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease) Expressed in:
	2016	2015	Amount	Percentage
GAAP interest income	$26,351	$28,286	$(1,935)	(6.84)%
TBA dollar roll income (1)	3,719	2,235	1,484	66.40%
GAAP interest income plus TBA dollar roll income	30,070	30,521	(451)	(1.48)%
Interest expense on short-term debt	5,509	3,395	2,114	62.27%
Net interest income plus TBA dollar roll income	$24,561	$27,126	$(2,565)	(9.46)%

	Six Months Ended June 30,		Increase (Decrease) Expressed in:
	2016	2015	Amount	Percentage
GAAP interest income	$55,105	$58,796	$(3,691)	(6.28)%
TBA dollar roll income (1)	7,514	2,494	5,020	201.28%
GAAP interest income plus TBA dollar roll income	62,619	61,290	1,329	2.17%
Interest expense on short-term debt	11,009	6,475	4,534	70.02%
Net interest income plus TBA dollar roll income	$51,610	$54,815	$(3,205)	(5.85)%

(1)	TBA dollar roll income is net of implied financing costs.

Interest expense related to long-term debt was $1.2 million for the three months ended June 30, 2016 and 2015. Interest expense related to long-term debt was $2.4 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase in interest expense on long-term debt for the six months ended June 30, 2016 relative to the comparative period from the prior year is primarily attributable to the issuance of $35.3 million of Senior Notes in March 2015.

Investment Loss, Net

“Total investment loss, net” increased $1.4 million from a loss of $7.5 million for the three months ended June 30, 2015 to a loss of $8.9 million for the three months ended June 30, 2016. “Total investment loss, net” decreased $1.5 million from a loss of $60.3 million for the six months ended June 30, 2015 to a loss of $58.8 million for the six months ended June 30, 2016. In each of these periods, MBS spread widening resulted in the underperformance of our agency MBS portfolio relative to our interest rate derivative instruments (intended to economically hedge our interest rate risk).  In the second quarter and first half of 2016, decreases in interest rates coupled with MBS spread widening resulted in a net increase in the fair value of our agency MBS which fell short of the net decrease in the fair value of our interest rate derivative instruments. In the second quarter of 2015, increases in interest rates coupled with MBS spread widening resulted in a net decrease in the fair value of our agency MBS which exceeded the net increase in the fair value of our interest rate derivative instruments. In the first half of 2015, increases in interest rates coupled with MBS spread widening resulted in a net decrease in the fair value of our agency MBS in addition to the recognition of unrealized and realized net losses on our interest rate derivative instruments. Further detail about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized (losses) gains on sale of available-for-sale investments, net	$(593)	$13,117	$(593)	$16,465
OTTI charges on available-for-sale securities	(1,638)	—	(1,737)	—
Gains (losses) on trading investments, net	27,665	(51,445)	78,615	(31,700)
TBA dollar roll income	3,719	2,235	7,514	2,494
Other gains (losses) from agency MBS commitments, net	8,698	(6,554)	16,222	(5,666)
Net interest expense on interest rate swaps	(4,376)	—	(8,373)	—
Other (losses) gains from interest rate derivative instruments, net	(42,422)	34,820	(150,504)	(42,339)
Other, net	—	309	19	421
Investment loss, net	$(8,947)	$(7,518)	$(58,837)	$(60,325)

Available-for-sale investments substantially consist of our private-label MBS acquired prior to 2015. The realized (losses) gains on the sale of available-for-sale investments, net, recognized for the three months ended June 30, 2016 and 2015 were the result of $28.4 million and $89.6 million, respectively, of proceeds received from the sales of private-label MBS resulting in net realized losses of $0.6 million and net realized gains of $13.1 million, respectively. The realized (losses) gains on the sale of available-for-sale investments, net, recognized for the six months ended June 30, 2016 and 2015 were the result of $28.4 million and $110.5 million, respectively, of proceeds received from the sales of private-label MBS resulting in realized losses of $0.6 million and realized gains of $16.5 million, respectively.

We recorded credit related other-than-temporary impairment charges of $1.6 million and $1.7 million for the three and six months ended June 30, 2016, respectively, on available-for-sale, private-label MBS. We recorded no other-than-temporary impairment charges for the three and six months ended June 30, 2015. Credit related other-than-temporary impairment charges represent the excess of the amortized cost basis over the present value of expected future cash flows discounted at the security’s existing effective interest rate used for interest income recognition.

Investments classified as trading securities primarily consist of fixed-rate agency MBS. The $27.7 million and $78.6 million of net gains recognized for the three and six months ended June 30, 2016, respectively, were primarily driven by the decrease in prevailing longer-term interest rates during the period as well as an increase in the pay-up premiums for our specified agency MBS. The $51.4 million and $31.7 million of net losses on trading investments recognized for the three and six months ended June 30, 2015, respectively, were primarily the result of an increase in prevailing longer-term interest rates coupled with MBS spread widening.

Commitments to purchase and sell MBS consist primarily of forward-settling purchases of TBA agency MBS that are generally settled on a net basis through the execution of dollar roll transactions and, to a lesser extent, certain commitments to purchase specified agency MBS that will be settled by the physical delivery of the securities. We recognized net gains of $12.4 million and $23.7 million for the three and six months ended June 30, 2016, respectively and net losses of $4.3 million and $3.2 million for the three and six months ended June 30, 2015, respectively, from forward-settling commitments to purchase and sell agency MBS, which consists of both TBA dollar roll income as well as other fair value gains and losses stemming from these forward-settling commitments.

Our interest rate derivative instruments consist of centrally-cleared interest rate swaps and exchange-traded put options on U.S. Treasury note futures, and have historically also included U.S. Treasury note futures, Eurodollar futures, and interest rate swap futures. While we use interest rate derivatives to economically hedge a portion of our interest rate risk, we have not designated such contracts as hedging instruments for financial reporting purposes. As a result, the implied economic financing costs of our interest rate derivatives are included in the change in fair value of the instruments recognized in “investment loss, net” rather than in net interest income. During periods of falling interest rates, we will generally experience losses on our interest rate derivative instruments and during periods of rising interest rates, we will generally experience gains on our interest rate derivative instruments. The $46.8 million and $158.9 million of net losses recognized for derivative instruments for the three and six months ended June 30, 2016, respectively, were the primarily attributable to (i) the implied net economic financing costs of certain of the interest rate derivatives and (ii) the decrease in longer-term interest rates that occurred during the period. The $34.8 million of net gains recognized for interest rate derivative instruments for the three months ended June 30, 2015 were primarily driven by an increase in long-term interest rates during the period, partially offset by the implied net economic financing costs of certain of the interest rate derivatives. The $42.3 million of net losses from interest rate derivative instruments recognized for the six months ended June 30, 2015 were primarily the result of (i) the implied net economic financing costs of certain of the interest rate derivatives and (ii) the substantial volatility in long-term interest rates that occurred during the period.

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

Other Expenses

Other expenses increased by $3.8 million, or 97.4%, from $3.9 million for the three months ended June 30, 2015 to $7.7 million for the three months ended June 30, 2016, primarily due to non-recurring proxy contest related expenses. During the three months ended June 30, 2016, we incurred $3.6 million in expenses stemming from the 2016 proxy contest that are in excess of the level of expenses normally incurred for an annual meeting of shareholders. In March 2016, Imation Corp., an IT data storage and data security company, acting in concert with the Clinton Group, Inc. (together, “Imation Group”) nominated a controlling slate of five candidates to stand for election to our eight-member board of directors at the 2016 annual meeting of shareholders. As of the record date for the 2016 meeting, the Imation Group owned collectively 11,000 shares of our Class A common stock, representing less than 0.05% of our outstanding common stock. At our annual shareholder meeting on June 9, 2016, our shareholders overwhelmingly voted to elect all of our eight director nominees. In connection with the proxy contest, we incurred non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing costs of proxy solicitation materials, and other costs in excess of the level of expenses normally incurred for an annual meeting of shareholders.

Other expenses increased by $4.6 million, or 62.2%, from $7.4 million for the six months ended June 30, 2015 to $12.0 million for the six months ended June 30, 2016, primarily due to non-recurring proxy contest related expenses. During the six months ended June 30, 2016, we incurred $4.0 million in expenses stemming from the 2016 proxy contest that are in excess of the level of expenses normally incurred for an annual meeting of shareholders.

Income Tax Benefit and Provision

We recognized an income tax benefit of $9.9 million and an income tax provision of $5.6 million for the three months ended June 30, 2016 and 2015, respectively. The income tax benefit for the three months ended June 30, 2016 is net of a decrease in the valuation allowance against the deferred tax assets of $11.0 million, due primarily to net gains on our MBS portfolio during the quarter. The income tax provision for the three months ended June 30, 2015 includes an increase in the valuation allowance against the deferred tax assets of $3.4 million, due primarily to net capital losses generated during the quarter primarily as a result of realized and unrealized losses on certain of our economic interest rate hedging instruments. The valuation allowance represents the portion of our net capital loss carryforward that is more-likely-than-not to expire unutilized.

We recognized an income tax benefit of $10.4 million and an income tax provision of $18.4 million for the six months ended June 30, 2016 and 2015, respectively. The income tax benefit and provision recognized for the six months ended June 30, 2016 and 2015, respectively, are net of increases in the valuation allowance against the deferred tax assets of $0.9 million and $28.8 million, respectively. The increase in the valuation allowance for the six months ended June 30, 2015 was primarily due to net capital losses generated during the period attributable predominately to net realized and unrealized losses on certain of our economic interest rate hedging instruments.

Other Comprehensive Loss

Other comprehensive income (loss) represents periodic unrealized holding gains and losses related to our investments in MBS classified as available-for-sale. Accumulated unrealized holding gains and losses for available-for-sale MBS are reclassified into net income as a component of “investment gain (loss), net” upon (i) sale and realization, or (ii) the occurrence of an other-than-temporary impairment. Other comprehensive loss was $0.2 million and $13.1 million for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, other comprehensive income included net unrealized holding losses of $1.6 million on the available-for-sale MBS portfolio, net of a tax benefit of $0.6 million, $0.4 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $0.1 million, and $1.6 million of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $0.6 million. For the three months ended June 30, 2015, other comprehensive loss included net unrealized holding gains of $0.3 million on the available-for-sale MBS portfolio, net of a tax provision of $0.1 million and $17.6 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $4.3 million.

Other comprehensive loss was $5.1 million and $20.9 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, other comprehensive loss included net unrealized holding losses of $9.8 million on the available-for-sale MBS portfolio, net of a tax benefit of $3.8 million, $0.4 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $0.1 million, and $1.7 million of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $0.7 million. For the six months ended June 30, 2015, other comprehensive loss included net unrealized holding losses of $6.9 million on the available-for-sale MBS portfolio, net of a tax benefit of $2.6 million and $21.3 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $4.7 million.

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

As of June 30, 2016, our debt-to-equity leverage ratio was 7.8 to 1. As of June 30, 2016, our “at risk” leverage ratio was 10.6 to 1.  Our “at risk” leverage is measured as the ratio of the sum of our total debt (excluding any unamortized issuance costs) and net payable for unsettled securities compared to our tangible stockholders’ equity.  Tangible stockholders’ equity is measured as our stockholders’ equity less our net deferred tax asset.

Cash Flows

As of June 30, 2016, our cash and cash equivalents totaled $18.9 million, representing a net decrease of $18.1 million from $37.0 million as of December 31, 2015. Cash provided by operating activities of $43.6 million during the six months ended June 30, 2016 was attributable primarily to net interest income less our expenses. Cash provided by investing activities of $272.2 million during the six months ended June 30, 2016 was primarily generated by sales of MBS and the receipt of principal payments from agency MBS, partially offset by purchases of new agency MBS and funding of settlements and deposits for margin calls on our interest rate derivative instruments. Cash used in financing activities of $333.9 million during the six months ended June 30, 2016 relates primarily to net repayments of FHLBC advances and dividend payments to common stockholders, partially offset by proceeds obtained from repurchase agreements used to finance a portion of our MBS investment portfolio.

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

As of June 30, 2016, liquid assets consisted primarily of cash and cash equivalents of $18.9 million and net investments in MBS of $328.2 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS. The $328.2 million net investment in MBS includes $38.4 million of unpledged private-label MBS.

Long-Term Debt

As of June 30, 2016, we had $73.5 million of total long-term debt, net of unamortized debt issuance costs of $1.8 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of June 30, 2016 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of June 30, 2016 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of June 30, 2016 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Pledged with agency MBS:
Repurchase agreements outstanding	$3,286,533	$2,797,561
Agency MBS collateral, at fair value	3,476,981	2,946,684
Net amount (1)	190,448	149,123
Weighted-average rate	0.66%	0.61%
Weighted-average term to maturity	16.3 days	12.8 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$30,044	$37,219
Private-label MBS collateral, at fair value	50,637	70,511
Net amount (1)	20,593	33,292
Weighted-average rate	2.41%	2.42%
Weighted-average term to maturity	12.2 days	16.9 days
Total MBS:
Repurchase agreements outstanding	$3,316,577	$2,834,780
MBS collateral, at fair value	3,527,618	3,017,195
Net amount (1)	211,041	182,415
Weighted-average rate	0.68%	0.64%
Weighted-average term to maturity	16.3 days	12.8 days
Maximum amount outstanding at any month-end during the period	$3,520,978	$3,911,987

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of June 30, 2016, we had outstanding repurchase agreement balances with 17 counterparties. We currently have master repurchase agreements in place with a total of 18 counterparties located throughout North America, Europe and Asia. As of June 30, 2016, less than 6% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 22% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of June 30, 2016 (dollars in thousands):

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	12	69.6%
Europe	2	9.2%
Asia	3	21.2%
	17	100.0%

Federal Home Loan Bank Advances

In September 2015, our wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), was granted membership to the FHLB of Cincinnati (“FHLBC”). The FHLBC, like each of the 11 regional FHLBs, is a cooperative that provides its member financial institutions with a number of financial products and services, including short and long-term secured borrowings that are known as “advances.” FHLBC advances may be collateralized by a number of real estate related assets, including agency MBS. Similar to a repurchase agreement borrowing, we would pledge agency MBS as collateral to secure the advance to Key Bridge, the amount of which was equal to a specified percentage of the fair value of the pledged collateral. We would retain beneficial ownership of the pledged collateral throughout the term of the advance arrangement.

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency (“FHFA”), released a final rule that amends regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, Key Bridge is required to terminate its membership and repay its existing advances within one year following the final rule’s effective date of February 19, 2016. In addition, Key Bridge is prohibited from obtaining new advances during the one year transition period. As of June 30, 2016, Key Bridge repaid all of its outstanding FHLBC advances, funded primarily through proceeds the Company obtained from traditional repurchase agreement financing arrangements.

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including interest rate swaps, Eurodollar futures, interest rate swap futures, U.S. Treasury note futures, put options, and certain forward-settling MBS purchase and sale commitments.

We exchange collateral with the counterparties to our interest rate derivative instruments at least on a daily basis based upon daily changes in fair value (also known as “variation margin”) as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. The clearing exchanges have the sole discretion to determine the value of derivative instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our derivative agreements that we were not able to satisfy. However, if we encounter significant decreases in long-term interest rates, margin calls on our derivative agreements could result in a material adverse change in our liquidity position

As of June 30, 2016, we had outstanding centrally cleared interest rate swaps with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	June 30, 2016
	Notional	Net Fair	Collateral
	Amount	Value	Deposit
Interest rate swaps	$2,250,000	$(75,818)	$123,314

Share Repurchase Program

In October 2015, the Board of Directors authorized an increase in our share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock. As of June 30, 2016, 1.95 million shares of Class A common stock remained available for repurchase under the repurchase program.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors has approved and the Company has declared and paid the following dividends to date in 2016:

	Dividend
Quarter Ended	Amount	Declaration Date	Record Date	Pay Date
June 30	$0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

The Board of Directors approved and the Company declared and paid the following dividends for 2015:

	Dividend
Quarter Ended	Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 17	December 31	January 29, 2016
September 30	0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2016 and December 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Credit Risk

Although we do not expect to encounter credit risk in our agency MBS portfolio assuming Fannie Mae and Freddie Mac remain solvent, we are exposed to credit risk in our private-label MBS portfolio. With respect to our private-label MBS, credit support contained in these MBS deal structures provides a level of protection from losses, as do our discounted purchase prices in the event of the return of less than 100% of par. We evaluate the impact of credit risk on our investments through a comprehensive investment review and selection process, which is predominantly focused on quantifying and pricing credit risk. We review our private-label MBS based on quantitative and qualitative analysis of the risk-adjusted returns on such investments. Through modeling and scenario analysis, we seek to evaluate each investment’s credit risk. Subsequent to the acquisition of a private-label MBS, we continue to monitor and evaluate its credit risk through ongoing asset surveillance and analysis. Despite the measures that we take to manage our exposure to credit risk, unanticipated credit losses could nonetheless occur, which could adversely impact our operating results.

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

The following table presents certain characteristics of our investments in private-label MBS as well as the residential mortgage loans that ultimately serve as their collateral as of and for the three months ended June 30, 2016:

Total
Private-Label MBS
Weighted-average coupon	3.2%
Delinquencies greater than 60 plus days	12.2%
Credit enhancement	0.1%
Three-month voluntary prepayment rate (annualized)	9.3%
Three-month default rate (annualized)	7.4%
Three-month loss severity rate (1)	33.0%
Three-month credit loss rate (annualized) (2)	2.4%

(1)	Represents a “loss-given-default” rate. Private-label MBS collateral pools which experienced no defaults within the three-month historical period are excluded from the loss severity rate calculation.

(2)	Calculated as the three-month default rate multiplied by the three-month loss severity rate.

Key credit metrics for our private-label MBS portfolio reflected slight deterioration during the three months ended June 30, 2016 as compared to the prior quarter. Total 60-day plus delinquencies in our private-label MBS portfolio’s collateral pools decreased slightly to 12.2% at June 30, 2016 from 12.4% at March 31, 2016 while three-month credit loss rates increased to 2.4% from 1.9%. The increase in three-month credit loss rates is the result of an increase in the three-month default rates on liquidated loans to 7.4% from 4.1%, offset by a decrease in the three-month loss severity rate. We will continue to monitor the credit performance of each security in our private-label MBS portfolio and assess the impact on the overall performance of the portfolio.

The table that follows illustrates the estimated change in fair value of our current private-label MBS under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 within the fair value hierarchy as private-label MBS trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs. In determining fair value, we primarily use present value techniques based on the estimated cash flows of the instrument taking into consideration various assumptions that are based on our observations of assumptions used by market participants. The primary credit-related assumptions that are incorporated into the fair value measurement are the default rate, which represents the annual rate of expected defaulted loan liquidation events (such as foreclosure sales or short sales), and loss severity rates (or “loss-given-default”). The table below illustrates the effect that a 10% increase and decrease, respectively, in the default rate and loss severity rate assumptions from those used in our fair value measurements as of June 30, 2016 would have on total assets and stockholders’ equity as of June 30, 2016. Each 10% increase (decrease) in the default rate and loss severity rate assumptions was implemented in isolation (dollars in thousands, except per share amounts):

	June 30, 2016
						Value		Value
						with 10%		with 10%
		Value		Value		Increase		Decrease
		with 10%		with 10%		in Loss		in Loss
		Increase	Percent	Decrease	Percent	Severity	Percent	Severity	Percent
	Value	in Default Rate	Change	in Default Rate	Change	Rate	Change	Rate	Change
Private-label MBS	$89,086	$87,787	(1.46)%	$90,421	1.50%	$87,294	(2.01)%	$90,881	2.01%
Stockholders’ equity	432,483	431,184	(0.30)%	433,818	0.31%	430,691	(0.41)%	434,278	0.42%
Book value per share	$18.77	$18.72	(0.30)%	$18.83	0.31%	$18.70	(0.41)%	$18.85	0.42%

Interest Rate Risk

We are also exposed to interest rate risk in our MBS portfolio. Our investments in MBS are financed with short-term borrowing facilities such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate derivative instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate derivatives include centrally cleared interest rate swaps as well as exchange-traded instruments, such as U.S. Treasury note futures, and options on U.S. Treasury note futures. Historically, we have also utilized exchange-traded Eurodollar futures and interest rate swap futures.

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

•	The analysis does not reflect any estimated changes in the fair value of our investments in private-label MBS.

This analysis is not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2016
		Value		Value
		with 100		with 100
		Basis Point		Basis Point
		Increase in	Percent	Decrease in	Percent
	Value	Interest Rates	Change	Interest Rates	Change
Agency MBS	$3,570,379	$3,431,827	(3.88)%	$3,613,014	1.19%
TBA and specified agency MBS commitments	9,719	(33,626)	(445.98)%	17,940	84.59%
Interest rate swaps	(75,818)	73,875	197.44%	(225,511)	(197.44)%
Put options on U.S. Treasury note futures	208	65,660	31,467.31%	—	(100.00)%
Stockholders’ equity	432,483	465,731	7.69%	333,438	(22.90)%
Book value per share	$18.77	$20.22	7.69%	$14.47	(22.90)%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Exhibit Title
4.03	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (333-171537).

4.04	Form of Senior Note (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-3 (133-171537).

4.05	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013).

4.06	Form of Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).

4.07	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 5, 2009).

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2016 and the Year Ended December 31, 2015; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015.

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
Date: August 5, 2016

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2016 and the Year Ended December 31, 2015; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015.