Form 10-Q
period 2016-09-30
Arlington Asset Investment Corp.
filed 2016-11-04
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 27, 2016:

Title	Outstanding
Class A Common Stock	22,934,421 shares
Class B Common Stock	97,604 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$42,761	$36,987
Interest receivable	10,683	11,936
Sold securities receivable	62,516	—
Mortgage-backed securities, at fair value
Private-label	21,304	130,553
Agency	3,669,259	3,865,316
Derivative assets, at fair value	7,870	12,991
Deferred tax assets, net	96,891	97,530
Deposits	120,537	29,429
Other assets	2,776	18,197
Total assets	$4,034,597	$4,202,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,376,898	$2,834,780
Federal Home Loan Bank advances	—	786,900
Interest payable	1,449	2,436
Accrued compensation and benefits	4,315	5,170
Dividend payable	15,060	14,504
Derivative liabilities, at fair value	68,084	553
Purchased securities payable	59,763	—
Other liabilities	1,239	1,132
Long-term debt	73,601	73,433
Total liabilities	3,600,409	3,718,908
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 22,934,421 and 22,874,819 shares issued and outstanding, respectively	229	229
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 97,604 and 102,216 shares issued and outstanding, respectively	1	1
Additional paid-in capital	1,899,754	1,898,085
Accumulated other comprehensive income, net of taxes of $(823) and $3,230, respectively	4,685	12,371
Accumulated deficit	(1,470,481)	(1,426,655)
Total stockholders’ equity	434,188	484,031
Total liabilities and stockholders’ equity	$4,034,597	$4,202,939

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Agency mortgage-backed securities	$23,917	$27,989	$72,980	$77,575
Private-label mortgage-backed securities	1,655	3,249	7,437	12,458
Other	82	1	342	2
Total interest income	25,654	31,239	80,759	90,035
Interest expense
Short-term debt	6,193	3,989	17,202	10,464
Long-term debt	1,197	1,176	3,584	3,004
Total interest expense	7,390	5,165	20,786	13,468
Net interest income	18,264	26,074	59,973	76,567
Investment gain (loss), net
Realized gain on sale of available-for-sale investments, net	2,439	969	1,846	17,434
Other-than-temporary impairment charges	—	—	(1,737)	—
Gain on trading investments, net	2,468	36,889	81,083	5,189
Gain (loss) from derivative instruments, net	15,196	(97,627)	(119,945)	(143,138)
Other, net	619	12	638	433
Total investment gain (loss), net	20,722	(59,757)	(38,115)	(120,082)
General and administrative expenses
Compensation and benefits	3,430	2,071	8,750	7,152
Other general and administrative expenses	1,200	1,379	7,887	3,661
Total general and administrative expenses	4,630	3,450	16,637	10,813
Income (loss) before income taxes	34,356	(37,133)	5,221	(54,328)
Income tax provision	15,543	15,497	5,132	33,886
Net income (loss)	$18,813	$(52,630)	$89	$(88,214)
Basic earnings (loss) per share	$0.82	$(2.29)	$-	$(3.84)
Diluted earnings (loss) per share	$0.81	$(2.29)	$-	$(3.84)
Weighted-average shares outstanding (in thousands)
Basic	23,038	23,021	23,011	22,991
Diluted	23,349	23,021	23,154	22,991
Other comprehensive income (loss), net of taxes
Unrealized losses on available-for-sale securities (net of taxes of $(141), $(1,562), $(3,946), and $(4,117), respectively)	$(221)	$(2,451)	$(6,197)	$(6,775)
Reclassification
Included in investment gain (loss), net, related to sales of available- for-sale securities (net of taxes of $(639), $(287), $(783), and $(4,979), respectively)	(2,324)	(1,122)	(2,550)	(17,763)
Included in investment gain (loss), net, related to other-than- temporary impairment charges on available-for-sale securities (net of taxes of $-0-, $-0-, $676, and $-0-, respectively)	—	—	1,061	—
Comprehensive income (loss)	$16,268	$(56,203)	$(7,597)	$(112,752)

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2014	22,860,922	$229	105,869	$1	$1,897,027	$35,872	$(1,287,855)	$645,274
Net loss	—	—	—	—	—	—	(69,403)	(69,403)
Conversion of Class B common stock to Class A common stock	3,653	—	(3,653)	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans	97,651	—	—	—	—	—	—	—
Repurchase of Class A common stock	(48,695)	—	—	—	(593)	—	—	(593)
Repurchase of Class A common stock under stock-based compensation plans	(38,712)	—	—	—	(572)	—	—	(572)
Stock-based compensation	—	—	—	—	1,145	—	—	1,145
Income tax benefit from stock-based compensation	—	—	—	—	1,078	—	—	1,078
Other comprehensive loss	—	—	—	—	—	(23,501)	—	(23,501)
Dividends declared	—	—	—	—	—	—	(69,397)	(69,397)
Balances, December 31, 2015	22,874,819	229	102,216	1	1,898,085	12,371	(1,426,655)	484,031
Net income	—	—	—	—	—	—	89	89
Conversion of Class B common stock to Class A common stock	4,612	—	(4,612)	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans	73,457	—	—	—	—	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	(18,467)	—	—	—	(269)	—	—	(269)
Stock-based compensation	—	—	—	—	2,181	—	—	2,181
Income tax provision from stock-based compensation	—	—	—	—	(243)	—	—	(243)
Other comprehensive loss	—	—	—	—	—	(7,686)	—	(7,686)
Dividends declared	—	—	—	—	—	—	(43,915)	(43,915)
Balances, September 30, 2016	22,934,421	$229	97,604	$1	$1,899,754	$4,685	$(1,470,481)	$434,188

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$89	$(88,214)
Adjustments to reconcile net loss to net cash provided by operating activities
Net investment loss	38,115	120,082
Net premium amortization on mortgage-backed securities	19,647	19,374
Deferred tax provision	4,692	31,384
Other	1,913	(295)
Changes in operating assets
Interest receivable	1,253	(757)
Other assets	2,246	1,551
Changes in operating liabilities
Interest payable and other liabilities	(2,786)	(16)
Accrued compensation and benefits	(855)	(1,773)
Net cash provided by operating activities	64,314	81,336
Cash flows from investing activities:
Purchases of private-label mortgage-backed securities	(5,357)	(2,870)
Purchases of agency mortgage-backed securities	(2,051,425)	(1,506,573)
Proceeds from sales of private-label mortgage-backed securities	106,052	124,637
Proceeds from sales of agency mortgage-backed securities	1,950,728	801,459
Receipt of principal payments on private-label mortgage-backed securities	490	1,741
Receipt of principal payments on agency mortgage-backed securities	351,871	372,457
Payments for derivatives and deposits, net	(138,402)	(143,359)
Other	15,891	(5,797)
Net cash provided by (used in) investing activities	229,848	(358,305)
Cash flows from financing activities:
Proceeds from (repayments of) repurchase agreements, net	542,118	(26,019)
(Repayments of) proceeds from Federal Home Loan Bank advances	(786,900)	308,500
Proceeds from long-term debt issuance, net	—	34,063
Excess tax (provisions) benefits associated with stock-based awards	(243)	726
Dividends paid	(43,363)	(60,604)
Net cash (used in) provided by financing activities	(288,388)	256,666
Net increase (decrease) in cash and cash equivalents	5,774	(20,303)
Cash and cash equivalents, beginning of period	36,987	33,832
Cash and cash equivalents, end of period	$42,761	$13,529
Supplemental cash flow information:
Cash payments for interest	$21,605	$13,228
Cash payments for taxes	$205	$433
Non-cash investing activity:
Receipt of non-public equity securities upon dissolution of investee fund	$619	$—

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of September 30, 2016 and December 31, 2015, approximately 98% of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Balance sheet offsetting	Note 7
Fair value measurements	Note 8

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

ASU No. 2016-15, Statement of Cash Flows (Topic 230)

This amendment was issued to reduce diversity in practice with respect to eight various statement of cash flow reporting issues for which existing GAAP is either unclear or does not provide specific guidance.

		January 1, 2018	The Company does not expect that the adoption of ASU No. 2016-15 will have a material impact on the classification of cash inflows or outflows within its consolidated statement of cash flows.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. Substantially all of the Company’s investments in agency MBS are classified as trading securities. The following table provides the fair value of the Company’s available-for-sale and trading investments in agency MBS as of the dates indicated:

	Fair Value as of
	September 30, 2016	December 31, 2015
Agency MBS classified as:
Available-for-sale	$24	$26
Trading	3,669,235	3,865,290
Total	$3,669,259	$3,865,316

Substantially all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans. As of September 30, 2016, the Company’s portfolio of investments in agency MBS classified as trading securities also includes investments in inverse interest-only agency MBS with an aggregate fair value of $4,531. Each of the Company’s investments in inverse interest-only agency MBS represents a beneficial interest in a portion of the interest cash flows of an underlying pool of pass-through agency MBS collateralized by adjustable-rate mortgage loans.

All periodic changes in the fair value of trading agency MBS that are not attributed to interest income are recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income. The following table provides additional information about the gains and losses recognized as a component of “investment gain (loss), net” in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in agency MBS classified as trading securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net gains recognized in earnings for:
Agency MBS still held at period end	$2,960	$52,060	$56,079	$26,739
Agency MBS sold during the period	(428)	(14,964)	25,195	(21,568)
Total	$2,532	$37,096	$81,274	$5,171

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

	Fair Value as of
	September 30, 2016	December 31, 2015
Private-label MBS classified as:
Available-for-sale	$18,541	$127,536
Trading	2,763	3,017
Total	$21,304	$130,553

As of September 30, 2016, the private-label MBS portfolio consists primarily of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The majority of the trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure, while a minority of the issuing trusts employ a “pro-rata” principal repayment structure. Accordingly, the majority of the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate.

The prime and Alt-A residential mortgage loans that serve as collateral to the underlying REMIC securitization trusts of the Company’s private-label MBS had the following weighted average characteristics, based on face value, as of the dates indicated:

	September 30, 2016	December 31, 2015
Original loan-to-value	67%	66%
Original FICO score	725	723
Three-month voluntary prepayment rate (annualized)	1.8%	6.1%
Three-month default rate (annualized)	10.2%	4.7%
Three-month loss severity rate (1)	18.9%	36.9%
Three-month credit loss rate (annualized) (2)	1.9%	1.7%

(1)	Represents a “loss-given-default” rate. Private-label MBS collateral pools which experienced no defaults within the three-month historical period are excluded from the loss severity rate calculation.

(2)	Calculated as the three-month default rate multiplied by the three-month loss severity rate.

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

September 30, 2016
Unpaid Principal Balance	Net Discounts	Amortized Cost Basis	Unrealized		Fair Value
			Gains	Losses
$21,873	$(7,193)	$14,680	$3,861	$—	$18,541

December 31, 2015
Unpaid Principal Balance	Net Discounts	Amortized Cost Basis	Unrealized		Fair Value
			Gains	Losses
$164,555	$(52,620)	$111,935	$15,601	$—	$127,536

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table presents the results of sales of available-for-sale private-label MBS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$67,761	$14,164	$96,171	$124,637
Gross realized gains	2,440	975	2,466	17,854
Gross realized losses	1	6	620	420

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

The following table presents the changes in the accretable yield solely for available-for-sale private-label MBS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$48,199	$103,065	$85,052	$202,108
Accretion	(1,449)	(3,197)	(6,470)	(12,395)
Reclassifications, net	24	(5,075)	(11,853)	(9,579)
Eliminations in consolidation	—	—	(3,515)	—
Sales	(37,346)	(6,181)	(53,786)	(91,522)
Ending balance	$9,428	$88,612	$9,428	$88,612

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

For the three and nine months ended September 30, 2016, the Company recorded credit related other-than-temporary impairment charges of $-0- and $1,737, respectively, as a component of “investment gains (loss), net” on the consolidated statements

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

of comprehensive income on certain available-for-sale private-label MBS. The Company recorded no other-than-temporary impairment charges on available-for-sale private-label MBS during the three and nine months ended September 30, 2015. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale private-label MBS held as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cumulative credit related other-than-temporary impairments, beginning balance	$15,754	$12,822	$14,017	$18,903
Additions for:
Securities for which other-than-temporary impairments have not previously occurred	—	—	1,737	—
Securities with previously recognized other-than- temporary impairments	—	—	—	—
Reductions for sold or matured securities	(2,035)	(1,222)	(2,035)	(7,303)
Cumulative credit related other-than-temporary impairments, ending balance	$13,719	$11,600	$13,719	$11,600

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (losses) gains recognized in earnings for:
Private-label MBS still held at period end	$(64)	$(207)	$(280)	$18
Private-label MBS sold during the period	—	—	89	—
Total	$(64)	$(207)	$(191)	$18

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of September 30, 2016 and December 31, 2015, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	September 30, 2016	December 31, 2015
Pledged with agency MBS:
Repurchase agreements outstanding	$3,370,891	$2,797,561
Agency MBS collateral, at fair value	3,555,120	2,946,684
Net amount (1)	184,229	149,123
Weighted-average rate	0.74%	0.61%
Weighted-average term to maturity	15.8 days	12.8 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$6,007	$37,219
Private-label MBS collateral, at fair value	13,390	70,511
Net amount (1)	7,383	33,292
Weighted-average rate	2.38%	2.42%
Weighted-average term to maturity	19.0 days	16.9 days
Total MBS:
Repurchase agreements outstanding	$3,376,898	$2,834,780
MBS collateral, at fair value	3,568,510	3,017,195
Net amount (1)	191,612	182,415
Weighted-average rate	0.75%	0.64%
Weighted-average term to maturity	15.8 days	12.8 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Weighted-average outstanding balance during the three months ended	$3,519,719	$3,740,959
Weighted-average rate during the three months ended	0.69%	0.42%
Weighted-average outstanding balance during the nine months ended	$3,345,259	$3,474,573
Weighted-average rate during the nine months ended	0.67%	0.40%

Federal Home Loan Bank Advances

In September 2015, the Company’s wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), was granted membership to the Federal Home Loan Bank of Cincinnati (“FHLBC”). The FHLBC, like each of the 11 regional Federal Home Loan Banks (collectively, the “FHLB”), is a cooperative that provides its member financial institutions with a number of financial products and services, including short and long-term secured borrowings that are known as “advances.” FHLBC advances may be collateralized by a number of real estate related assets, including agency MBS. As a member of the FHLBC, Key Bridge is required to acquire membership stock as well as activity-based stock (the amount of which is based upon a percentage of the dollar amount of its outstanding advances) in the FHLBC. As of September 30, 2016 and December 31, 2015, Key Bridge held $2 and $15,740 of capital stock in the FHLBC, respectively, which is included in “other assets” in the accompanying consolidated balance sheets. Similar to a repurchase agreement borrowing, the Company pledged agency MBS as collateral to secure the advance to Key Bridge, the amount of which is equal to a specified percentage of the fair value of the pledged collateral. The Company retained beneficial ownership of the pledged collateral throughout the term of the advance arrangement. The FHLBC held the right to require that the Company pledge additional collateral to secure borrowings when the value of the collateral declined.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency (“FHFA”), released a final rule that amends regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, Key Bridge is required to terminate its membership and repay its existing advances within one year following the final rule’s effective date of February 19, 2016. In addition, Key Bridge is prohibited from obtaining new advances during the one year transition period. During the first quarter of 2016, the Company repaid all of its outstanding FHLBC advances, funded primarily through proceeds obtained from traditional repurchase agreement financing arrangements.

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

Long-Term Debt

As of September 30, 2016 and December 31, 2015, the Company had $73,601 and $73,433, respectively, of outstanding long-term debentures, net of unamortized debt issuance costs of $1,699 and $1,867, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	September 30, 2016			December 31, 2015
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.43%	6.75%	6.625%	3.07%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Note 6. Derivative Instruments

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative instruments. Derivative instruments are recorded at fair value as either “derivative assets” or “derivative liabilities” in the consolidated

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

balance sheets, with all periodic changes in fair value reflected as a component of “investment gain (loss), net” in the consolidated statements of comprehensive income. Cash receipts or payments related to derivative instruments are classified as investing activities within the consolidated statements of cash flows.

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

To-Be-Announced Agency MBS Transactions, Including “Dollar Rolls”

In addition to interest rate derivatives that are used for interest rate risk management, the Company is a party to derivative instruments that economically serve as investments, such as forward contracts to purchase or sell fixed-rate “pass-through” agency MBS on a non-specified pool basis, which are known as to-be-announced (“TBA”) contracts. A TBA contract is a forward contract for the purchase or sale of a fixed-rate agency MBS at a predetermined price, face amount, issuer, coupon, and stated maturity on an agreed upon future date. The specific agency MBS that will be delivered to satisfy the TBA trade is not known at the inception of the trade. The Company accounts for TBA contracts as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA contract that its settlement will result in physical delivery of the underlying agency MBS, or the individual TBA contract will not settle in the shortest time period possible.

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$104	$(67,225)	$6,153	$—
10-year U.S. Treasury note futures	—	—	6,813	—
Options on 10-year U.S. Treasury note futures	1,500	(859)	—	—
Put options on Eurodollar futures	—	—	25	—
TBA and specified agency MBS commitments	6,266	—	—	(553)
Total	$7,870	$(68,084)	$12,991	$(553)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of September 30, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,250,000	1.06%	1.9	$(2,953)
3 to less than 7 years	—	—	—	—
7 to 10 years	1,500,000	1.89%	9.4	(64,235)
Total / weighted-average	$2,750,000	1.51%	6.0	$(67,188)

The following table presents information about the Company’s forward-starting interest rate swap agreements that had yet to take effect as of September 30, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$67

The following table presents information about the Company’s interest rate swap agreements as of December 31, 2015, all of which were in effect as of that date:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$750,000	1.04%	1.9	$1,166
3 to less than 7 years	—	—	—	—
7 to 10 years	750,000	2.12%	9.9	4,987
Total / weighted-average	$1,500,000	1.58%	5.9	$6,153

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Options on 10-year U.S. Treasury Note Futures

The Company has purchased and sold exchange-traded options on U.S. Treasury note futures contracts as of September 30, 2016 with the objective of hedging a portion of the interest rate sensitivity of the Company’s agency MBS portfolio.  As of September 30, 2016, the Company holds put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty with an equivalent notional amount of $600 million that were struck at a weighted average strike price that equates to a 10-year U.S. Treasury rate of approximately 1.71%.  In addition, the Company has sold, or written, call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company with an equivalent notional amount of $600 million that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 1.39%.  In order to limit its exposure on the sold call options from a significant decline in long-term interest rates, the Company also purchased contracts that provide the Company with the option to buy 10-year U.S. Treasury note futures from a counterparty with an equivalent notional amount of $300 million as of September 30, 2016 that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 1.07%.  The options may be exercised at any time prior to their expiry, which occurs in the fourth quarter of 2016, and, if exercised, will be net settled in cash.  Information about the Company’s outstanding put and call options on 10-year U.S. Treasury note futures contracts as of September 30, 2016 is as follows:

	Notional Amount	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
October 2016 expiration	$500,000	1.72%	$781
November 2016 expiration	100,000	1.67%	625
Total / weighted average for purchased put options	$600,000	1.71%	$1,406
Sold call options:
October 2016 expiration	$500,000	1.38%	$(469)
November 2016 expiration	100,000	1.44%	(390)
Total / weighted average for sold call options	$600,000	1.39%	$(859)
Purchased call options:
October 2016 expiration	$300,000	1.07%	$94
			$641

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	September 30, 2016
		Weighted-average:
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
30-year 3.0% coupon TBA commitments	$1,125,000	$1,163,633	$1,169,899	$6,266

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	December 31, 2015
		Weighted-average:
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
30-year 3.5% coupon TBA commitments	$275,000	$283,928	$283,469	$(459)
30-year 4.0% coupon TBA commitments	100,000	105,883	105,789	(94)
Total	$375,000	$389,811	$389,258	$(553)

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(5,126)	$—	$(13,499)	$—
Unrealized gains (losses), net	15,426	—	(65,519)	—
Losses realized upon early termination	(300)	—	(300)	—
Total interest rate swap gains (losses), net	10,000	—	(79,318)	—
Eurodollar futures, net	—	(31,288)	—	(62,738)
U.S. Treasury note futures, net	—	(14,272)	(63,285)	(13,932)
Options on U.S. Treasury note futures, net	(1,631)	—	(7,880)	—
10-year interest rate swap futures and other, net	—	(58,471)	(25)	(69,700)
Total interest rate derivative gains (losses), net	8,369	(104,031)	(150,508)	(146,370)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	5,321	1,896	12,835	4,390
Other gains (losses) on agency MBS commitments, net	1,506	4,508	17,728	(1,158)
Total gains on agency MBS commitments, net	6,827	6,404	30,563	3,232
Total derivative gains (losses), net	$15,196	$(97,627)	$(119,945)	$(143,138)

(1)	Represents the periodic net interest settlement incurred during the period (often referred to as "net interest carry").

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended September 30, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,250,000	$1,250,000	$—	$(375,000)	$3,125,000
10-year U.S. Treasury note futures	—	15,000	(15,000)	—	—
Purchased put options on 10-year U.S. Treasury note futures	2,000,000	2,100,000	(3,500,000)	—	600,000
Sold call options on 10-year U.S. Treasury note futures	—	1,000,000	(400,000)	—	600,000
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(200,000)	—	300,000
Commitments to purchase (sell) MBS, net	875,441	2,675,000	(2,425,441)	—	1,125,000

	For the Three Months Ended September 30, 2015
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Eurodollar futures	$41,460,000	$10,000	$(2,465,000)	$(34,005,000)	$5,000,000
10-year interest rate swap futures	1,075,000	1,360,000	(1,085,000)	(365,000)	985,000
10-year U.S. Treasury note futures	—	1,065,000	—	—	1,065,000
Commitments to purchase (sell) MBS, net	500,000	1,140,000	(850,000)	—	790,000

	For the Nine Months Ended September 30, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,500,000	$2,000,000	$—	$(375,000)	$3,125,000
10-year U.S. Treasury note futures	1,335,000	1,386,000	(2,133,500)	(587,500)	—
Purchased put options on 10-year U.S. Treasury note futures	—	8,100,000	(7,500,000)	—	600,000
Sold call options on 10-year U.S. Treasury note futures	—	1,000,000	(400,000)	—	600,000
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(200,000)	—	300,000
Put options on Eurodollar futures	4,000,000	—	(4,000,000)	—	—
Commitments to purchase (sell) MBS, net	375,000	6,225,441	(5,475,441)	—	1,125,000

	For the Nine Months Ended September 30, 2015
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Eurodollar futures	$41,090,000	$5,150,000	$(7,235,000)	$(34,005,000)	$5,000,000
10-year interest rate swap futures	1,145,000	2,685,000	(2,480,000)	(365,000)	985,000
10-year U.S. Treasury note futures	—	1,190,000	(125,000)	—	1,065,000
Commitments to purchase (sell) MBS, net	200,000	2,057,544	(1,467,544)	—	790,000

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Cash Collateral Posted for Derivative Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the periods indicated:

	September 30, 2016	December 31, 2015
Interest rate swaps	$117,052	$17,434
Options on U.S. Treasury note futures	3,485	—
U.S. Treasury note futures	—	11,197
TBA commitments	—	798
Total cash collateral posted	$120,537	$29,429

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments and short-term borrowing arrangements, including those subject to master netting (or similar) arrangements:

	As of September 30, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Options on U.S. Treasury note futures	$1,500	$—	$1,500	$(859)	$—	$641
Interest rate swaps	104	—	104	(104)	—	—
TBA commitments	6,266	—	6,266	—	—	6,266
Total derivative instruments	7,870	—	7,870	(963)	—	6,907
Total assets	$7,870	$—	$7,870	$(963)	$—	$6,907
Liabilities:
Derivative instruments:
Interest rate swaps	$67,225	$—	$67,225	$(104)	$(67,121)	$—
Options on U.S. Treasury note futures	859	—	859	(859)	—	—
Total derivative instruments	68,084	—	68,084	(963)	(67,121)	—
Repurchase agreements	3,376,898	—	3,376,898	(3,376,898)	—	—
Total liabilities	$3,444,982	$—	$3,444,982	$(3,377,861)	$(67,121)	$—

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

Note 8. Fair Value Measurements

Fair Value of Financial Instruments

The accounting principles related to fair value measurements define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3) as described below:

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

Private-label MBS - The Company’s investments in private-label MBS are classified within Level 3 of the fair value hierarchy as private-label MBS trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs. In determining fair value, the Company primarily uses an income approach as well as market approaches. The Company utilizes present value techniques based on the estimated future cash flows of the instrument taking into consideration various assumptions derived by management based on their observations of assumptions used by market participants. These assumptions are corroborated by evidence such as historical collateral performance data, evaluation of historical collateral performance data for other securities with comparable or similar risk characteristics, and observed completed or pending transactions in similar instruments, when available. The significant inputs to the Company’s valuation process include collateral default, loss severity, prepayment, and discount rates (i.e., the rate of return demanded by market participants as of the measurement date). In general, significant increases (decreases) in default, loss severity, or discount rate assumptions, in isolation, would result in a significantly lower (higher) fair value measurement. However, significant increases (decreases) in prepayment rate assumptions, in isolation, may result in a significantly higher (lower) fair value measurement depending upon the instrument’s specific characteristics and the overall payment structure of the issuing securitization vehicle. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis. Therefore, each significant input is closely analyzed to ascertain its reasonableness for the Company’s purposes of fair value measurement.

Measuring fair value is inherently subjective given the volatile and sometimes illiquid markets for these private-label MBS and requires management to make a number of judgments about the assumptions that a market participant would use, including assumptions about the timing and amount of future cash flows as well as the rate of return required by market participants. The assumptions the Company applies are specific to each security. Although the Company relies on its internal calculations to estimate the fair value of these private-label MBS, the Company considers indications of value from actual sales of similar private-label MBS to assist in the valuation process and to calibrate the Company’s models.

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Other

Long-term debt - As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s long-term debt was $73,601 and $73,433, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term debt is $68,029 and $59,130 as of September 30, 2016 and December 31, 2015, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

FHLBC capital stock - FHLBC capital stock is initially purchased at par and may only be transferred back to the FHLBC or to another FHLBC member, subject to approval by the FHLBC, also at par. Due to the restrictions placed on transferability, it is not practical to determine the fair value of FHLBC capital stock. The par value and carrying amount of the FHLBC capital stock included in the line item “other assets” on the Company’s consolidated balance sheets is $2 and $15,740 as of September 30, 2016 and December 31, 2015, respectively.

Investments in equity securities of non-public companies and investment funds - As of September 30, 2016 and December 31, 2015, the Company had investments in equity securities and investment funds with a carrying amount of $2,004 and $1,558, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.  As of September 30, 2016, $619 of these investments represent securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets; the Company measures the fair value of these securities on a recurring basis, recognizing the periodic change in fair value in earnings.  The remaining $1,385 in investments in equity securities of non-public companies and investment funds as of September 30, 2016, and the entire population of such securities as of December 31, 2015, were measured at cost, net of impairments. The Company’s estimate of the fair value of investments in equity securities and investment funds is $5,916 and $5,989 as of September 30, 2016 and December 31, 2015, respectively. Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee and then waterfalls the enterprise value over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies, including recent investments in, or tender offers for, the equity securities of the investee. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

(Dollars in thousands, except per share data)

(Unaudited)

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,669,235	$—	$3,669,235	$—
Private-label MBS	2,763	—	—	2,763
Total trading	3,671,998	—	3,669,235	2,763
Available-for-sale:
Agency MBS	24	—	24	—
Private-label MBS	18,541	—	—	18,541
Total available-for-sale	18,565	—	24	18,541
Total MBS	3,690,563	—	3,669,259	21,304
Derivative assets	7,870	1,500	6,370	—
Derivative liabilities	(68,084)	(859)	(67,225)	—
Other assets	619	—	—	619
Total	$3,630,968	$641	$3,608,404	$21,923

	December 31, 2015
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,865,290	$—	$3,865,290	$—
Private-label MBS	3,017	—	—	3,017
Total trading	3,868,307	—	3,865,290	3,017
Available-for-sale:
Agency MBS	26	—	26	—
Private-label MBS	127,536	—	—	127,536
Total available-for-sale	127,562	—	26	127,536
Total MBS	3,995,869	—	3,865,316	130,553
Derivative assets	12,991	6,838	6,153	—
Derivative liabilities	(553)	—	(553)	—
Total	$4,008,307	$6,838	$3,870,916	$130,553

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2016 or the year ended December 31, 2015.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Level 3 Financial Assets and Liabilities

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	September 30, 2016		December 31, 2015
	Weighted- average (1)	Range	Weighted- average (1)	Range
Discount rate	5.50%	5.50 - 5.50%	5.57%	5.50 - 10.00%
Default rate	2.79%	2.00 - 6.20%	2.78%	1.45 - 6.20%
Loss severity rate	41.13%	35.00 - 55.00%	45.84%	35.00 - 65.00%
Total prepayment rate (including defaults)	12.42%	10.25 - 17.70%	11.02%	7.75 - 17.70%

(1)	Based on face value.

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$89,186	$152,353	$130,553	$267,649
Total net gains (losses)
Included in investment gain (loss), net	2,994	781	537	17,595
Included in other comprehensive income	(3,325)	(5,422)	(11,739)	(33,634)
Purchases	—	—	5,357	2,870
Sales	(67,761)	(14,164)	(106,052)	(124,637)
Payments, net	(826)	(1,877)	(4,170)	(7,381)
Accretion of discount	1,655	3,249	7,437	12,458
Ending balance	$21,923	$134,920	$21,923	$134,920
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(64)	$(207)	$(280)	$18

Note 9. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s consolidated subsidiary, Rosslyn REIT Trust (“Rosslyn REIT”), operates to qualify as a real estate investment trust (“REIT”) under the Code. The investments of Rosslyn REIT primarily consist of a portion of the Company’s private-label MBS portfolio. Arlington Asset owns all of the common shares of Rosslyn REIT. Third-party investors own all of the preferred shares of Rosslyn REIT. Rosslyn REIT periodically distributes all of its income to its shareholders. The Company’s agency MBS and remaining private-label MBS investment portfolios are held by Arlington Asset.

The Company currently has net operating loss (“NOL”) and net capital loss (“NCL”) carry-forwards that can be applied against the Company’s current taxable ordinary income and net capital gains.

As of September 30, 2016 and December 31, 2015, the Company had a net deferred tax asset of $96,891 and $97,530, respectively, net of a valuation allowance on NCL carry-forwards of $84,261 and $80,663, respectively. The Company continues to provide a valuation allowance against the portion of NCL carry-forwards for which the Company believes is more likely than not that the benefits will not be realized prior to expiration.   The Company will continue to assess the need for a valuation allowance at each reporting date.

As of September 30, 2016, the Company has assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and state and local taxing jurisdictions where the Company has significant business operations. As of September 30, 2016, there are no on-going examinations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2016	2015	2016	2015
Basic weighted-average shares outstanding	23,038	23,021	23,011	22,991
Performance share units and unvested restricted stock	311	—	143	—
Diluted weighted-average shares outstanding	23,349	23,021	23,154	22,991
Net income (loss)	$18,813	$(52,630)	$89	$(88,214)
Basic earnings (loss) per common share	$0.82	$(2.29)	$-	$(3.84)
Diluted earnings (loss) per common share	$0.81	$(2.29)	$-	$(3.84)

The diluted loss per share for the three and nine months ended September 30, 2015 did not include the antidilutive effect of 44,422 and 49,785 shares, respectively, of unvested shares of restricted stock and performance share units.

Note 11. Stockholders’ Equity

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared and paid the following dividends to date in 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.625	September 15	September 30	October 31
June 30	0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

The Board of Directors approved and the Company declared and paid the following dividends for 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 17	December 31	January 29, 2016
September 30	0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

Conversion of Class B Common Stock to Class A Common Stock

During the nine months ended September 30, 2016, holders of the Company’s common stock converted an aggregate of 4,612 shares of Class B common stock into 4,612 shares of Class A common stock. Holders of shares of Class A common stock are entitled to one vote for each share on all matters voted on by shareholders, and the holders of shares of Class B common stock are entitled to three votes per share on all matters voted on by shareholders. Under the Company’s Articles of Incorporation, shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Share Repurchase Program

In October 2015, the Board of Directors authorized an increase in the Company’s share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. As of September 30, 2016, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

Current Market Conditions and Trends

In its September 21, 2016 statement announcing that it was maintaining a target federal funds rate range of 0.25% to 0.50%, the Federal Open Market Committee (“FOMC”) acknowledged that the labor market has continued to strengthen and growth of economic activity has picked up from the modest pace seen in the first half of the year.  However, while the FOMC commented that the case for an increase in the federal funds rate has strengthened, it will wait for further evidence of continued progress toward its objectives of maximum employment and 2% inflation before making further changes to its targeted federal funds rate.  In its statement, the FOMC also commented that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate.  Based on federal fund futures prices, market participants currently believe that it is likely that the FOMC will raise its target federal funds rate 25 basis points by the end of this year.

Following the United Kingdom’s referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (the “Brexit”), there was speculation that Brexit could adversely affect global economic and market conditions. Global financial markets initially experienced severe volatility in response to the Brexit, creating selling pressure in riskier asset classes and increased demand for U.S. Treasuries driving the 10-year U.S. Treasury rate to a historic low during the first few weeks of July.  However, as concerns regarding Brexit began to subside and domestic economic and market conditions appeared more favorable, investor demand for risk assets increased during the remaining part of the third quarter.  Prices on U.S. Treasury securities declined during the third quarter driving yields higher with the 10-year U.S. Treasury rate increasing 11 basis points to 1.60% as of September 30, 2016.

In a residential mortgage environment characterized by historically low interest rates, steady home price appreciation and increased lender origination capacity, mortgage refinancing volumes have remained high leading to elevated prepayments speeds in residential mortgage loans.  Near term market expectations are that prepayment speeds in residential MBS will remain elevated before returning to normalized levels with the continued concerns regarding prepayment levels leading to pay-up premiums for specified agency MBS remaining relatively unchanged during the third quarter.   The above factors contributed to residential MBS option-adjusted spreads narrowing during the third quarter.

 On October 14, 2016, new rules issued by the Securities and Exchange Commission governing money market funds went into effect.  Under the new rules, prime institutional money market funds are now required to mark their daily net asset value and impose temporary redemption gates and fees during volatile periods.  In anticipation of the new rules going effective, many investors began moving toward money market funds that invest only in government securities and away from prime money market funds prior to the effective date of the new rules.  As a result of this diminished demand for prime money market funds during the third quarter, issuers of commercial paper and certificates of deposit that supply prime money market funds have experienced higher funding costs as yields moved higher and funding risk premium widened, while demand increased for high quality short-term assets such as repurchase agreement financing secured by agency MBS.  As a result, many funding benchmark rates, such as LIBOR, have risen significantly while financing rates on repurchase agreement financing secured by agency MBS became more competitive.  In general, this led to improved net funding costs of short-term repurchase agreement financing hedged with interest rate swaps as the three-month LIBOR received on interest rate swaps has increased more than the financing rates paid on repurchase agreement financing during the third quarter of 2016.

Housing prices continue to rise on stronger fundamentals and investor-fueled demand, as well as lack of adequate supply.  The S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reported a 5.1% annual gain in July 2016 and is within 0.6% of its record high set in July 2006.  Market expectations are for housing prices to continue to gradually improve from their post-financial crisis lows.

Recent Government Activity

We expect debate and discussion on residential housing and mortgage reform to continue over the next few years; however, we cannot be certain if or when any existing housing finance reform bill will emerge from committee or be approved by Congress, and if so, what the effects may be. Historically, significant legislation has been difficult to pass in a presidential election year, and we cannot predict what effect the 2016 elections will have on the progress of housing finance reform legislation.

Executive Summary

As of September 30, 2016, the Company’s book value was $18.83 per share, an increase of 0.3% from $18.77 per share as of June 30, 2016. The Company’s tangible book value, which is calculated as shareholders’ equity less the Company’s net deferred tax asset, was $14.63 per share as of September 30, 2016, an increase of 5.1% from $13.92 per share as of June 30, 2016. The increase in tangible book value per share during the quarter is attributable primarily to an increase in value of the Company’s hedged agency MBS portfolio driven by a rise in interest rates and a narrowing of agency MBS investment spreads resulting in an outperformance of the Company’s interest rate hedges relative to its agency MBS investment portfolio.

For the third quarter of 2016, the Company had net income of $0.81 per diluted share compared to net income of $0.56 per diluted share in the prior quarter. The Company had non-GAAP core operating income of $0.64 per diluted share for the third quarter of 2016 compared to $0.67 per diluted share in the prior quarter. For further information on the use of non-GAAP core operating income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.” The decline in non-GAAP core operating income was driven largely by elevated prepayment speeds in the Company’s agency MBS portfolio.

Since the Company’s fixed-rate agency MBS have generally been purchased at a premium to par value, high prepayments can have a negative impact on the Company’s asset yields and interest income, while slow prepayments can have a positive impact. The actual constant prepayment rate (“CPR”) for the Company’s agency MBS increased to 12.64% for the third quarter of 2016 from 11.40% in the prior quarter, resulting in a decline in the average asset yield to 2.60% during the third quarter compared to 2.73% in the prior quarter.

During the third quarter of 2016, the Company’s earnings benefited from an improvement in the spread between the three-month LIBOR that the Company receives on its interest rate swap agreements and the funding rates that it pays on its repurchase agreement financing that are generally based on one-month LIBOR.  The average rate the Company receives on its interest rate swap agreements increased more than the average financing rate the Company pays on its repurchase agreement financing during the third quarter.

The value of the Company’s hedged agency MBS portfolio performed well during the third quarter benefiting from the rise in interest rates and narrowing of agency MBS investment spreads.  During the third quarter of 2016, the net value of the Company’s hedged agency MBS portfolio increased by $0.76 per share, or 5.5% of the Company’s prior quarter tangible book value per share.

As of September 30, 2016, the Company’s agency investment portfolio totaled $4,839 million, comprised of $3,669 million of specified agency MBS and $1,170 million of net long “to-be-announced” (“TBA”) agency MBS.  During the third quarter, the Company increased its agency investment allocation to TBA agency MBS to take advantage of higher risk adjusted returns in the TBA dollar roll market as compared to owning specified agency MBS financed with repurchase agreement financing.  The Company generated TBA dollar roll income of $5.3 million during the third quarter of 2016 compared to $3.7 million in the prior quarter.

The Company continues to maintain a substantial hedge position with the intent to protect the Company’s capital and earnings potential against increased interest rates over the long-term. As of September 30, 2016, the Company’s interest rate hedge position consisted solely of interest rate swaps coupled with put and call options on 10-year U.S. Treasury note futures.  During the third quarter, the Company modified the composition of its hedge position in options on 10-year U.S. Treasury note futures by effectively moving the option strike prices closer to the money with the goal of improving the responsiveness of the position to rising interest rates, while still maintaining flexibility in a declining rate environment and reducing the overall cost of the structure.

We believe our hedging strategy will continue to enable the Company to maintain an attractive return on its agency MBS portfolio in order to produce resilient and predictable non-GAAP core operating income that supports consistent dividends to our shareholders. In a falling interest rate and wider spread environment, this hedging strategy will likely result in a temporary decline in book value.  However, the Company would expect temporary declines in book value to be recovered over time either through higher future spread earnings if interest rates remain low and spreads wide, or through a reversal of temporary decline in book value if future interest rates rise and spreads narrow. During the third quarter, the Company experienced a recovery of book value as interest rates rose and spreads narrowed.  The consistent execution of our hedging strategy may also result in an increase in leverage during periods of temporary declines in book value or decreases in leverage during periods of temporary increases in book value.

The Company constantly monitors its allocation of its available capital between agency MBS and private-label MBS in an effort to maximize returns to its shareholders. The Company continued to opportunistically sell private-label MBS and reinvest the net proceeds into agency MBS in what it believes will deliver higher risk adjusted returns. During the third quarter of 2016, the Company sold private-label MBS for gross proceeds of $67.8 million and redeployed the available capital into agency MBS. As of September 30, 2016, the Company’s available capital was allocated approximately 96% to agency MBS and 4% to private-label MBS, compared to 86% to agency MBS and 14% to private-label MBS as of June 30, 2016.

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Specified agency MBS	$3,664,728	$3,865,316
Inverse interest-only agency MBS	4,531	—
Total agency MBS	3,669,259	3,865,316
Net long agency TBA positions (1)	1,169,899	389,258
Total agency investment portfolio	4,839,158	4,254,574
Private-label MBS	21,207	130,435
Private-label interest-only MBS	97	118
Total private-label investment portfolio	21,304	130,553
Total MBS investment portfolio	$4,860,462	$4,385,127

(1)

Net long agency TBA positions are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $6,266 and a net liability carrying value of $553 as of September 30, 2016 and December 31, 2015, respectively.

Our specified agency MBS consisted of the following as of September 30, 2016 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Life
30-year fixed rate:
3.5%	$1,652,087	$87,457	$1,739,544	$17,771	$1,757,315	$106.37	3.50%	5.8
4.0%	1,756,655	103,601	1,860,256	47,133	1,907,389	108.58	4.00%	4.8
5.5%	21	—	21	3	24	114.00	5.50%	5.2
Total/weighted-average	$3,408,763	$191,058	$3,599,821	$64,907	$3,664,728	107.51	3.76%	5.3

	Face Amount	Fair Value	Market Price	Coupon	Weighted Average Life
Fannie Mae	$2,028,410	$2,178,164	$107.38	3.73%	5.3
Freddie Mac	1,380,353	1,486,564	107.69	3.79%	5.3
Total/weighted-average	$3,408,763	$3,664,728	107.51	3.76%	5.3

The actual CPR for the Company’s agency MBS was 12.64% for the three months ended September 30, 2016. As of September 30, 2016, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 85% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”), loans with low FICO scores or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of September 30, 2016 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
30-year 3.0% coupon TBA commitments	$1,125,000	$1,163,633	$1,169,899	$6,266

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Our private-label MBS, excluding our interest-only MBS, consisted of the following as of September 30, 2016 (dollars in thousands):

			Gross Unrealized			Weighted-Average
Face Amount	Net Discounts	Amortized Cost	Gains	Losses	Fair Value	Coupon	GAAP Yield
$26,821	$(9,553)	$17,268	$3,939	$—	$21,207	4.54%	11.57%

As of September 30, 2016, the private-label MBS portfolio consists primarily of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The majority of the trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure, while a minority of the issuing trusts employ a “pro-rata” principal repayment structure. Accordingly, the majority of the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate.

As of September 30, 2016, we had $6.0 million of outstanding repurchase agreement financing secured by $13.4 million of private-label MBS with a weighted-average cost of funding of 2.38%. During the three and nine months ended September 30, 2016, we received proceeds of $67.8 million and $106.1 million, respectively, from the sales of our private-label MBS, realizing $2.4 million and $1.7 million, respectively, in net gains. During the nine months ended September 30, 2016, we purchased private-label MBS for $5.4 million with a face amount of $5.2 million.

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. Specifically, these interest rate derivatives are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of September 30, 2016, the interest rate derivative instruments used by the Company were centrally cleared interest rate swap agreements and exchange-traded put and call options on 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding centrally cleared interest rate swap agreements in effect as of September 30, 2016 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,250,000	1.06%	1.9	$(2,953)
3 to less than 7 years	—	—	—	—
7 to 10 years	1,500,000	1.89%	9.4	(64,235)
Total / weighted-average	$2,750,000	1.51%	6.0	$(67,188)

During the third quarter, the Company also entered into forward-starting interest rate swap agreements which have effective dates in late September 2017 and early October 2017 and mature two years from their respective effective dates. The effective dates of these forward-starting interest rate swap agreements were set to occur within reasonable proximity to the maturity dates of certain of the Company’s existing interest rate swap agreements, economically extending the life of the maturing instruments. Information about the Company’s forward-starting interest rate swap agreements as of September 30, 2016 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$67

In addition to interest rate swap agreements, the Company had also purchased and sold exchange-traded options on U.S. Treasury note futures contracts as of September 30, 2016 with the objective of hedging a portion of the interest rate sensitivity of the Company’s agency MBS portfolio.  As of September 30, 2016, the Company holds put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty with an equivalent notional amount of $600 million that were struck at a weighted average strike price that equates to a 10-year U.S. Treasury rate of approximately 1.71%.  In addition, the Company has sold, or written, call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company with an equivalent notional amount of $600 million that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 1.39%.  In order to limit its exposure on the sold call options from a significant decline in long-term interest rates, the Company also purchased contracts that provide the Company with the option to buy 10-year U.S. Treasury note futures from a counterparty with an equivalent notional amount of $300 million as of September 30, 2016 that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 1.07%.  The options may be exercised at any time prior to their expiry, which occurs in the fourth quarter of 2016, and, if exercised, will be net settled in cash.  Information about the Company’s outstanding put and call options on 10-year U.S. Treasury note futures contracts as of September 30, 2016 is as follows (dollars in thousands):

	Notional Amount	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
October 2016 expiration	$500,000	1.72%	$781
November 2016 expiration	100,000	1.67%	625
Total / weighted average for purchased put options	$600,000	1.71%	$1,406
Sold call options:
October 2016 expiration	$500,000	1.38%	$(469)
November 2016 expiration	100,000	1.44%	(390)
Total / weighted average for sold call options	$600,000	1.39%	$(859)
Purchased call options:
October 2016 expiration	$300,000	1.07%	$94
			$641

(1)	The implied strike rate is estimated based upon the weighted average strike price per option contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

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

Net interest income determined in accordance with GAAP does not include TBA agency MBS dollar roll income, which represents the economic equivalent of net interest income generated from our investments in non-specified fixed-rate agency MBS, nor does it include the implied net interest income or expense of our interest rate swap agreements, which are not designated as hedging instruments for financial reporting purposes. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income and the implied net interest income or expense incurred from our interest rate swap agreements are reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

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

General and Administrative Expenses

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

“Other general and administrative expenses” primarily consists of the following:

•	professional services expenses, including accounting, legal, and consulting fees;
•	insurance expenses, including liability and property insurance;
•	occupancy and equipment expense, including rental costs for our facilities, and depreciation and amortization of equipment and software;
•	fees and commissions related to transactions in interest rate derivative instruments;
•	Board of Director fees; and
•

other operating expenses, including information technology expenses, business development costs, public company reporting expenses, proxy solicitation expenses, business licenses and taxes, office supplies, and other miscellaneous office expenses.

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

The following table presents the net income (loss) reported for the three and nine months ended September 30, 2016 and 2015, respectively (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$25,654	$31,239	$80,759	$90,035
Interest expense	7,390	5,165	20,786	13,468
Net interest income	18,264	26,074	59,973	76,567
Investment gain (loss), net	20,722	(59,757)	(38,115)	(120,082)
General and administrative expenses	4,630	3,450	16,637	10,813
Income (loss) before income taxes	34,356	(37,133)	5,221	(54,328)
Income tax provision	15,543	15,497	5,132	33,886
Net income (loss)	$18,813	$(52,630)	$89	$(88,214)
Diluted earnings (loss) per share	$0.81	$(2.29)	$—	$(3.84)
Weighted-average diluted shares outstanding	23,349	23,021	23,154	22,991

Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $7.8 million, or 29.9%, from $26.1 million for the three months ended September 30, 2015 to $18.3 million for the three months ended September 30, 2016, and $16.6 million, or 21.7%, from $76.6 million for the nine months ended September 30, 2015 to $60.0 million for the nine months ended September 30, 2016. The decrease in each comparative period is primarily attributable to (i) a meaningful increase in the proportion of our agency MBS portfolio represented by net long positions in non-specified TBA securities (which are accounted for as derivative instruments) with a corresponding reduction in the proportion represented by specified agency MBS, (ii) lower asset yields on the Company’s agency MBS driven by higher relative prepayments in the current year periods, and (iii) 27 basis point increases in the average interest costs of our short-term financing arrangements for the three and nine month periods ended September 30, 2016, relative to the comparative periods from the prior year due primarily to an increase in prevailing benchmark short-term interest rates. As previously noted, TBA dollar roll income is not included in net interest income determined in accordance with GAAP.

The components of GAAP net interest income from our MBS investments portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following tables (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,683,418	$23,917	2.60%	$3,978,091	$27,989	2.81%
Private-label MBS	57,240	1,655	11.57%	132,985	3,249	9.77%
Other	—	82		—	1
	$3,740,658	25,654	2.74%	$4,111,076	31,239	3.04%
Repurchase agreements	$3,519,719	(6,193)	(0.69)%	$3,740,959	(3,977)	(0.42)%
FHLB advances	—	—	—	24,661	(12)	(0.19)%
	$3,519,719	(6,193)	(0.69)%	$3,765,620	(3,989)	(0.42)%
Net interest income/spread		$19,461	2.05%		$27,250	2.62%
Net interest margin			2.08%			2.65%

	Nine Months Ended September 30,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,537,307	$72,980	2.75%	$3,660,064	$77,575	2.83%
Private-label MBS	96,983	7,437	10.22%	173,808	12,458	9.56%
Other	—	342		—	2
	$3,634,290	80,759	2.96%	$3,833,872	90,035	3.13%
Repurchase agreements	$3,345,259	(17,067)	(0.67)%	$3,474,573	(10,452)	(0.40)%
FHLB advances	46,819	(135)	(0.38)%	8,220	(12)	(0.19)%
	$3,392,078	(17,202)	(0.67)%	$3,482,793	(10,464)	(0.40)%
Net interest income/spread		$63,557	2.29%		$79,571	2.73%
Net interest margin			2.33%			2.77%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	vs.			vs.
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Rate (1)	Volume (1)	Total Change	Rate (1)	Volume (1)	Total Change
MBS:
Agency MBS	$(2,077)	$(1,995)	$(4,072)	$(2,031)	$(2,564)	$(4,595)
Private-label MBS	515	(2,109)	(1,594)	818	(5,839)	(5,021)
Total MBS	(1,562)	(4,104)	(5,666)	(1,213)	(8,403)	(9,616)
Other	—	81	81	—	340	340
Repurchase agreements	(2,676)	460	(2,216)	(7,359)	744	(6,615)
FHLB advances	—	12	12	—	(123)	(123)
	$(4,238)	$(3,551)	$(7,789)	$(8,572)	$(7,442)	$(16,014)

(1)

The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

During the three months ended September 30, 2016, the percentage allocation of our total agency MBS portfolio to net long positions in non-specified TBA securities and specified agency MBS was 19% and 81%, respectively, as compared to 6% and 94%, respectively, for the three months ended September 30, 2015. During the nine months ended September 30, 2016, the percentage allocation of our total agency MBS portfolio to net long positions in non-specified TBA securities and specified agency MBS was 16% and 84%, respectively, as compared to 5% and 95%, respectively, for the nine months ended September 30, 2015 as illustrated by the following table (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Balance	Relative Allocation	Average Balance	Relative Allocation	Average Balance	Relative Allocation	Average Balance	Relative Allocation
Specified agency MBS	$3,683,418	81%	$3,978,091	94%	$3,537,307	84%	$3,660,064	95%
Net long TBA position (1)	861,686	19%	265,942	6%	688,671	16%	201,218	5%
Total agency MBS portfolio	4,545,104	100%	4,244,033	100%	4,225,978	100%	3,861,282	100%

(1)	Net long TBA position average balance (average cost basis) is based upon the contractual price of the initial TBA purchase trade of each individual series of dollar roll transactions.

As a result of the substantial increase in our TBA portfolio, TBA dollar roll income increased $3.4 million to $5.3 million for the three months ended September 30, 2016 from $1.9 million for the comparative period of 2015, and increased $8.4 million to $12.8 million for the nine months ended September 30, 2016 from $4.4 million for the comparative period of 2015. When adjusting our net interest income determined in accordance with GAAP to include TBA dollar roll income (which is net of implied financing costs), the total spread income earned from our aggregate MBS investment portfolio for the three months and nine months ended September 30, 2016 decreased by $4.4 million (or 15.0%) and $7.6 million (or 9.0%), respectively, relative to the comparative periods from the prior year.  The reduction in total spread income in the current year periods relative to the prior year periods is due primarily to (i) a reduction in asset revenues driven by relatively higher prepayments on our specified agency MBS resulting a lower weighted average yield on those assets as well as (ii) an increase in the costs of our short-term financing arrangements and the implied financing costs of our TBA dollar rolls driven primarily by an increase in prevailing short-term interest rates. The following tables provide a comparison of GAAP interest income, GAAP net interest income (excluding interest expense from long-term debt), and TBA dollar roll income for periods indicated (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease) Expressed in:
	2016	2015	Amount	Percentage
GAAP interest income	$25,654	$31,239	$(5,585)	(17.88)%
TBA dollar roll income (1)	5,321	1,896	3,425	180.64%
GAAP interest income plus TBA dollar roll income	30,975	33,135	(2,160)	(6.52)%
Interest expense on short-term debt	6,193	3,989	2,204	55.25%
Net interest income plus TBA dollar roll income	$24,782	$29,146	$(4,364)	(14.97)%

	Nine Months Ended September 30,		Increase (Decrease) Expressed in:
	2016	2015	Amount	Percentage
GAAP interest income	$80,759	$90,035	$(9,276)	(10.30)%
TBA dollar roll income (1)	12,835	4,390	8,445	192.37%
GAAP interest income plus TBA dollar roll income	93,594	94,425	(831)	(0.88)%
Interest expense on short-term debt	17,202	10,464	6,738	64.39%
Net interest income plus TBA dollar roll income	$76,392	$83,961	$(7,569)	(9.01)%

(1)	TBA dollar roll income is net of implied financing costs.

Interest expense related to long-term debt was $1.2 million for the three months ended September 30, 2016 and 2015. Interest expense related to long-term debt was $3.6 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in interest expense on long-term debt for the nine months ended September 30, 2016 relative to the comparative period from the prior year is primarily attributable to the issuance in March 2015 of $35.3 million of Senior Notes due 2025.

Investment Gain (Loss), Net

“Total investment gain (loss), net” increased $80.5 million from a loss of $59.8 million for the three months ended September 30, 2015 to a gain of $20.7 million for the three months ended September 30, 2016. In the third quarter of 2016, we recognized fair value gains on our agency MBS portfolio driven by a meaningful narrowing of agency MBS spreads while we also recognized fair value gains on our interest rate derivative instruments (intended to economically hedge our interest rate risk) driven by an increase in prevailing interest rates, resulting in the outperformance of interest rate derivative instruments relative to our agency MBS portfolio.  In the third quarter of 2015, a reduction in prevailing longer-term interest rates drove the recognition of fair value gains on our agency MBS portfolio and the recognition of fair value losses on our interest rate derivative instruments. The widening of agency MBS spreads during the third quarter of 2015 resulted in the underperformance of our agency MBS portfolio relative to our interest rate derivative instruments, resulting in a net investment loss on our hedged agency MBS portfolio.  “Total investment loss, net” decreased $82.0 million from a loss of $120.1 million for the nine months ended September 30, 2015 to a loss of $38.1 million for the nine months ended September 30, 2016. Within each of these comparative periods, declines in prevailing longer-term interest rates drove the recognition of fair value losses on our interest rate derivative instruments that were not fully offset by fair value gains recognized on our agency MBS investments.

Further detail about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gains on sale of available-for-sale investments, net	$2,439	$969	$1,846	$17,434
OTTI charges on available-for-sale securities	—	—	(1,737)	—
Gains on trading investments, net	2,468	36,889	81,083	5,189
TBA dollar roll income	5,321	1,896	12,835	4,390
Other gains (losses) from agency MBS commitments, net	1,506	4,508	17,728	(1,158)
Net interest expense on interest rate swaps	(5,126)	—	(13,499)	—
Other gains (losses) from interest rate derivative instruments, net	13,495	(104,031)	(137,009)	(146,370)
Other, net	619	12	638	433
Investment gain (loss), net	$20,722	$(59,757)	$(38,115)	$(120,082)

Available-for-sale investments substantially consist of our private-label MBS acquired prior to 2015. The realized gains on the sale of available-for-sale investments, net, recognized for the three months ended September 30, 2016 and 2015 were the result of $67.8 million and $14.2 million, respectively, of proceeds received from the sales of private-label MBS resulting in net realized gains of $2.4 million and $1.0 million, respectively. The realized gains on the sale of available-for-sale investments, net, recognized for the nine months ended September 30, 2016 and 2015 were the result of $96.2 million and $124.6 million, respectively, of proceeds received from the sales of private-label MBS resulting in realized gains of $1.8 million and $17.4 million, respectively.

We recorded credit related other-than-temporary impairment charges of $1.7 million for the nine months ended September 30, 2016 on available-for-sale, private-label MBS. We recorded no other-than-temporary impairment charges for the three months ended September 30, 2016 and the three and nine months ended September 30, 2015. Credit related other-than-temporary impairment charges represent the excess of the amortized cost basis over the present value of expected future cash flows discounted at the security’s existing effective interest rate used for interest income recognition.

Investments classified as trading securities primarily consist of agency MBS. The $2.5 million of net gains recognized for the third quarter of 2016 were primarily driven by meaningful agency MBS spread narrowing which more than offset the effect of the increase in longer-term interest rates that occurred during the period.  The $81.1 million of net gains recognized for the nine months ended 2016 were primarily driven by the decrease in prevailing longer-term interest rates during the period combined with agency MBS spread narrowing. The $36.9 million and $5.2 million of net gains on trading investments recognized for the three and nine months ended September 30, 2015, respectively, were primarily the result of a decrease in prevailing longer-term interest rates.

Commitments to purchase and sell MBS consist primarily of forward-settling purchases of TBA agency MBS that are generally settled on a net basis through the execution of dollar roll transactions and, to a lesser extent, certain commitments to purchase specified agency MBS that will be settled by the physical delivery of the securities. We recognized net gains of $6.8 million and $30.6 million for the three and nine months ended September 30, 2016, respectively and net gains of $6.4 million and $3.2 million for the three and nine months ended September 30, 2015, respectively, from forward-settling commitments to purchase and sell agency MBS, which consists of both TBA dollar roll income as well as other fair value gains and losses stemming from these forward-settling commitments.

Our interest rate derivative instruments currently consist of centrally-cleared interest rate swaps and exchange-traded put and call options on U.S. Treasury note futures, and have historically also included U.S. Treasury note futures, Eurodollar futures, and interest rate swap futures. While we use interest rate derivatives to economically hedge a portion of our interest rate risk, we have not designated such contracts as hedging instruments for financial reporting purposes. As a result, the implied economic financing costs of our interest rate derivatives are included in the change in fair value of the instruments recognized in “investment gain (loss), net” rather than in net interest income. During periods of falling interest rates, we will generally experience losses on our interest rate derivative instruments and during periods of rising interest rates, we will generally experience gains on our interest rate derivative instruments. The $8.4 million of net gains recognized for interest rate derivative instruments for the third quarter of 2016 were primarily attributable to the increase in prevailing longer-term interest rates that occurred during the period, partially offset by the implied net economic financing costs of our interest rate swap agreements. The $104.0 million of net losses recognized for interest rate derivative instruments during the third quarter of 2015 as well as the $150.5 million and $146.4 million of net losses recognized for the nine month periods ended September 30, 2015 and 2016, respectively, were primarily driven by a decrease in prevailing longer-term interest rates during each respective period, coupled with the implied net economic financing costs of certain of the interest rate derivatives.

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

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 31.4%, from $3.5 million for the three months ended September 30, 2015 to $4.6 million for the three months ended September 30, 2016, and increased by $5.8 million, or 53.7%, from $10.8 million for the nine months ended September 30, 2015 to $16.6 million for the nine months ended September 30, 2016.

Compensation and benefits expensed increased by $1.3 million, or 61.9%, from $2.1 million for the three months ended September 30, 2015 to $3.4 million for the three months ended September 30, 2016, and increased by $1.6 million, or 22.2%, from $7.2 million for the nine months ended September 30, 2015 to $8.8 million for the nine months ended September 30, 2016. The increase in compensation and benefits expense is attributable primarily to an increase in long-term performance oriented stock-based compensation. Employee stock-based compensation increased by $1.2 million from $(0.3) million for the three months ended September 30, 2015 to $0.9 million for the three months ended September 30, 2016, and increased by $1.9 million from $(0.1) million for the nine months ended September 30, 2015 to $1.8 million for the nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, the Company did not achieve certain performance measures for certain of the Company’s performance share units granted to executive officers, which resulted in the reversal of stock-based compensation expense that had been recognized in prior periods.

Other general and administrative expenses decreased by $0.2 million, or 14.3%, from $1.4 million for the three months ended September 30, 2015 to $1.2 million for the three months ended September 30, 2016. Other general and administrative expenses increased by $4.2 million, or 113.5%, from $3.7 million for the nine months ended September 30, 2015 to $7.9 million for the nine months ended September 30, 2016, primarily due to non-recurring proxy contest related expenses. During the nine months ended September 30, 2016, we incurred $4.0 million in expenses stemming from the 2016 proxy contest that are in excess of the level of expenses normally incurred for an annual meeting of shareholders. In March 2016, Imation Corp., an IT data storage and data security company, acting in concert with the Clinton Group, Inc. (together, “Imation Group”) nominated a controlling slate of five candidates to stand for election to our eight-member board of directors at the 2016 annual meeting of shareholders. As of the record date for the 2016 meeting, the Imation Group owned collectively 11,000 shares of our Class A common stock, representing less than 0.05% of our outstanding common stock. At our annual shareholder meeting on June 9, 2016, our shareholders overwhelmingly voted to elect all of our eight director nominees. In connection with the proxy contest, we incurred non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing costs of proxy solicitation materials, and other costs in excess of the level of expenses normally incurred for an annual meeting of shareholders.

Income Tax Provision

We recognized an income tax provision of $15.5 million for the three months ended September 30, 2016 and 2015, and an income tax provision of $5.1 million and $33.9 million for the nine months ended September 30, 2016 and 2015, respectively. The income tax provision for the three months ended September 30, 2016 and 2015 is net of an increase in the valuation allowance against the deferred tax assets of $2.7 million and $28.6 million, respectively, and the income tax provision recognized for the nine months ended September 30, 2016 and 2015 is net of increases in the valuation allowance against the deferred tax assets of $3.6 million and $59.2 million, respectively. The increase in the valuation allowance against the deferred tax assets for three and nine months ended

September 30, 2015 is due mostly to net capital losses generated during the periods primarily as a result of realized and unrealized losses on certain of our economic interest rate hedging instruments. The valuation allowance represents the portion of our net capital loss carryforward that is more-likely-than-not to expire unutilized.

Other Comprehensive Loss

Other comprehensive income (loss) represents periodic unrealized holding gains and losses related to our investments in MBS classified as available-for-sale. Accumulated unrealized holding gains and losses for available-for-sale MBS are reclassified into net income as a component of “investment gain (loss), net” upon (i) sale and realization, or (ii) the occurrence of an other-than-temporary impairment. Other comprehensive loss was $2.5 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, other comprehensive income included net unrealized holding losses of $0.4 million on the available-for-sale MBS portfolio, net of a tax benefit of $0.1 million, and $3.0 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $0.6 million. For the three months ended September 30, 2015, other comprehensive loss included net unrealized holding losses of $4.0 million on the available-for-sale MBS portfolio, net of a tax benefit of $1.6 million, and $1.4 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $0.3 million.

Other comprehensive loss was $7.7 million and $24.5 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, other comprehensive loss included net unrealized holding losses of $10.1 million on the available-for-sale MBS portfolio, net of a tax benefit of $3.9 million, $3.3 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $0.8 million, and $1.7 million of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $0.7 million. For the nine months ended September 30, 2015, other comprehensive loss included net unrealized holding losses of $10.9 million on the available-for-sale MBS portfolio, net of a tax benefit of $4.1 million and $22.7 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $5.0 million.

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), we reported “non-GAAP core operating income”.  Beginning in the first quarter of 2016, we define core operating income as “economic net interest income” less “core general and administrative expenses.”

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

Core General and Administrative Expenses

Core general and administrative expenses are non-interest expenses reported within the line item “total other expenses” of the consolidated statements of comprehensive income less stock-based compensation expense. For the nine months ended September 30, 2016, core general and administrative expenses also exclude non-recurring expenses related to the 2016 proxy contest that are in excess of those normally incurred for an annual meeting of shareholders.

Non-GAAP Core Operating Income for 2016

The following table presents our computation of non-GAAP core operating income for the three and nine months ended September 30, 2016 (amounts in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
GAAP net interest income	$18,264	$59,973
TBA dollar roll income	5,321	12,835
Interest rate swap net interest expense	(5,126)	(13,499)
Economic net interest income	18,459	59,309
Core general and administrative expenses	(3,612)	(10,476)
Non-GAAP core operating income	$14,847	$48,833

Non-GAAP core operating income per diluted share	$0.64	$2.11
Weighted average diluted shares outstanding	23,349	23,154

The following table provides a reconciliation of GAAP pre-tax net income to non-GAAP core operating income for the three and nine months ended September 30, 2016 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
GAAP income (loss) before income taxes	$34,356	$5,221
Less:
Total investment loss, net	(20,722)	38,115
Stock-based compensation expense	1,018	2,182
Non-recurring proxy contest related expenses	—	3,979
Add back:
TBA dollar roll income	5,321	12,835
Interest rate swap net interest expense	(5,126)	(13,499)
Non-GAAP core operating income	$14,847	$48,833

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

Other than MBS interest income, TBA dollar roll income, and interest rate swap net interest income or expense, periodic fair value gains and losses recognized with respect to our investments in MBS and our economic hedging instruments, which are reported in line item “total investment gain (loss), net” of our consolidated statements of comprehensive income, are excluded from the computation of non-GAAP core operating income as such gains on losses are not reflective of the economic interest income earned or interest expense incurred from our interest-bearing financial assets and liabilities during the indicated reporting period.  Because our long-term-focused investment strategy for our agency MBS investment portfolio is to generate a net interest spread on the leveraged assets while prudently hedging periodic changes in the fair value of those assets attributable to changes in benchmark interest rates, we generally expect the fluctuations in the fair value of our agency MBS investments and our economic hedging instruments to largely offset one another over time.

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

Non-GAAP Core Operating Income for Fiscal Year 2015

We retrospectively applied our revised definition of core operating income to the quarterly and annual periods of fiscal year 2015. We note, however, that the non-GAAP core operating income measures computed for prior year periods are not directly comparable to the results computed for the three and nine months ended September 30, 2016, as we solely utilized hedging instruments other than interest rate swap agreements prior to November 2015. The economic costs or benefits of hedging instruments other than interest rate swap agreements do not affect the computation of non-GAAP core operating income.

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

As of September 30, 2016, our debt-to-equity leverage ratio was 7.9 to 1. As of September 30, 2016, our “at risk” leverage ratio was 10.2 to 1.  Our “at risk” leverage is measured as the ratio of the sum of our total debt (excluding any unamortized issuance costs) and net payable for unsettled securities compared to our tangible stockholders’ equity. Tangible stockholders’ equity is measured as our stockholders’ equity less our net deferred tax asset.

Cash Flows

As of September 30, 2016, our cash and cash equivalents totaled $42.8 million, representing a net increase of $5.8 million from $37.0 million as of December 31, 2015. Cash provided by operating activities of $64.3 million during the nine months ended September 30, 2016 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $229.8 million during the nine months ended September 30, 2016 was primarily generated by sales of MBS and the receipt of principal payments from agency MBS, partially offset by purchases of new agency MBS and funding of settlements and deposits for margin calls on our interest rate derivative instruments. Cash used in financing activities of $288.4 million during the nine months ended September 30, 2016 relates primarily to net repayments of FHLBC advances and dividend payments to common stockholders, partially offset by net proceeds obtained from repurchase agreements used to finance a portion of our MBS investment portfolio.

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

As of September 30, 2016, liquid assets consisted primarily of cash and cash equivalents of $42.8 million and net investments in MBS of $316.4 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS.

Long-Term Debt

As of September 30, 2016, we had $73.6 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.7 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of September 30, 2016 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of September 30, 2016 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of September 30, 2016 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
Pledged with agency MBS:
Repurchase agreements outstanding	$3,370,891	$2,797,561
Agency MBS collateral, at fair value	3,555,120	2,946,684
Net amount (1)	184,229	149,123
Weighted-average rate	0.74%	0.61%
Weighted-average term to maturity	15.8 days	12.8 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$6,007	$37,219
Private-label MBS collateral, at fair value	13,390	70,511
Net amount (1)	7,383	33,292
Weighted-average rate	2.38%	2.42%
Weighted-average term to maturity	19.0 days	16.9 days
Total MBS:
Repurchase agreements outstanding	$3,376,898	$2,834,780
MBS collateral, at fair value	3,568,510	3,017,195
Net amount (1)	191,612	182,415
Weighted-average rate	0.75%	0.64%
Weighted-average term to maturity	15.8 days	12.8 days
Maximum amount outstanding at any month-end during the period	$3,653,114	$3,911,987

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of September 30, 2016, we had outstanding repurchase agreement balances with 16 counterparties. We currently have master repurchase agreements in place with a total of 18 counterparties located throughout North America, Europe and Asia. As of September 30, 2016, less than 5% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 20% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of September 30, 2016 (dollars in thousands):

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	11	70.5%
Europe	2	10.9%
Asia	3	18.6%
	16	100.0%

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including interest rate swaps, Eurodollar futures, interest rate swap futures, U.S. Treasury note futures, put and call options, and certain forward-settling MBS purchase and sale commitments.

We exchange collateral with the counterparties to our interest rate derivative instruments at least on a daily basis based upon daily changes in fair value (also known as “variation margin”) as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. The clearing exchanges have the sole discretion to determine the value of derivative instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our derivative agreements that we were not able to satisfy. However, if we encounter significant decreases in long-term interest rates, margin calls on our derivative agreements could result in a material adverse change in our liquidity position

As of September 30, 2016, we had outstanding centrally cleared interest rate swaps and exchange traded options on 10-year U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	September 30, 2016
	Notional	Net Fair	Collateral
	Amount	Value	Deposit
Interest rate swaps	$3,125,000	$(67,121)	$117,052
Options on 10-year U.S. Treasury note futures	1,500,000	641	3,485

Share Repurchase Program

In October 2015, the Board of Directors authorized an increase in our share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock. As of September 30, 2016, 1.95 million shares of Class A common stock remained available for repurchase under the repurchase program.

Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly quarter to quarter. The Board of Directors has approved and the Company has declared and paid the following dividends to date in 2016:

	Dividend
Quarter Ended	Amount	Declaration Date	Record Date	Pay Date
September 30	$0.625	September 15	September 30	October 31
June 30	0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

The Board of Directors approved and the Company declared and paid the following dividends for 2015:

	Dividend
Quarter Ended	Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 17	December 31	January 29, 2016
September 30	0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2016 and December 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Inflation

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

The following table presents certain characteristics of our investments in private-label MBS as well as the residential mortgage loans that ultimately serve as their collateral as of and for the three months ended September 30, 2016:

Total
Private-Label MBS
Weighted-average coupon	4.5%
Delinquencies greater than 60 plus days	10.5%
Three-month voluntary prepayment rate (annualized)	1.8%
Three-month default rate (annualized)	10.2%
Three-month loss severity rate (1)	18.9%
Three-month credit loss rate (annualized) (2)	1.9%

(1)	Represents a “loss-given-default” rate. Private-label MBS collateral pools which experienced no defaults within the three-month historical period are excluded from the loss severity rate calculation.

(2)	Calculated as the three-month default rate multiplied by the three-month loss severity rate.

The table that follows illustrates the estimated change in fair value of our current private-label MBS under several hypothetical credit loss scenarios. Our private-label MBS are classified as Level 3 within the fair value hierarchy as private-label MBS trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs. In determining fair value, we primarily use present value techniques based on the estimated cash flows of the instrument taking into consideration various assumptions that are based on our observations of assumptions used by market participants. The primary credit-related assumptions that are incorporated into the fair value measurement are the default rate, which represents the annual rate of expected defaulted loan liquidation events (such as foreclosure sales or short sales), and loss severity rates (or “loss-given-default”). The table below illustrates the effect that a 10% increase and decrease, respectively, in the default rate and loss severity rate assumptions from those used in our fair value measurements as of September 30, 2016 would have on total assets and stockholders’ equity as of September 30, 2016. Each 10% increase (decrease) in the default rate and loss severity rate assumptions was implemented in isolation (dollars in thousands, except per share amounts):

	September 30, 2016
						Value		Value
						with 10%		with 10%
		Value		Value		Increase		Decrease
		with 10%		with 10%		in Loss		in Loss
		Increase	Percent	Decrease	Percent	Severity	Percent	Severity	Percent
	Value	in Default Rate	Change	in Default Rate	Change	Rate	Change	Rate	Change
Private-label MBS	$21,304	$21,062	(1.14)%	$21,552	1.16%	$21,000	(1.43)%	$21,609	1.43%
Stockholders’ equity	434,188	433,946	(0.06)%	434,436	0.06%	433,884	(0.07)%	434,493	0.07%
Book value per share	$18.83	$18.82	(0.06)%	$18.84	0.06%	$18.82	(0.07)%	$18.85	0.07%

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

The tables that follow illustrate the expected change in fair value for our current investments in agency MBS and derivative instruments under several hypothetical scenarios of interest rate movements. For the purposes of this illustration, interest rates are defined by the U.S. Treasury yield curve. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” Our estimate of the change in the fair value of agency MBS is based upon the same assumptions we use to manage the impact of interest rates on the portfolio. The interest rate sensitivity of our agency MBS and TBA commitments is derived from The Yield Book, a third-party model. Actual results could differ significantly from these estimates. The effective durations are based on observed fair value changes, as well as our own estimate of the effect of interest rate changes on the fair value of the investments, including assumptions regarding prepayments based, in part, on age and interest rate of the mortgages underlying the MBS, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of historical interest rate conditions.

The interest rate sensitivity analyses illustrated by the tables that follow have certain limitations, most notably the following:

•

The 50 and 100 basis point upward and downward shocks to interest rates that are applied in the analyses represent parallel shocks to the forward yield curve. The analyses do not consider the sensitivity of stockholders’ equity to changes in the shape or slope of the forward yield curve.

•

The analyses assume that spreads remain constant and, therefore, do not reflect an estimate of the impact that changes in spreads would have on the value of our MBS investments or our LIBOR-based derivative instruments, such as our interest rate swap agreements.

•

The analyses assume a static portfolio and do not reflect activities and strategic actions that management may take in the future to manage interest rate risk in response to significant changes in interest rates or other market conditions.

•

The yield curve that results from applying an instantaneous parallel 100 basis point decrease in interest rates reflects an interest rate of less than 0% in certain earlier portions of the curve. The results of the analysis included in the applicable table to follow reflect the effect of these negative interest rates.

•	The analyses do not reflect any estimated changes in the fair value of our investments in private-label MBS.
•

The analyses do not reflect any changes in the value of our net deferred tax asset, including any changes to the assumptions that would be incorporated into the determination of the deferred tax asset valuation allowance.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2016
		Value		Value
		with 50		with 50
		Basis Point		Basis Point
		Increase in	Percent	Decrease in	Percent
	Value	Interest Rates	Change	Interest Rates	Change
Agency MBS	$3,669,259	$3,601,252	(1.85)%	$3,711,286	1.15%
TBA commitments	6,266	(19,443)	(410.29)%	18,357	192.96%
Interest rate swaps	(67,121)	15,237	122.70%	(149,479)	(122.70)%
Options on U.S. Treasury note futures	641	23,765	3,607.49%	(15,679)	(2,546.02)%
Stockholders’ equity	434,188	445,954	2.71%	389,628	(10.26)%
Book value per share	$18.83	$19.34	2.71%	$16.90	(10.26)%

	September 30, 2016
		Value		Value
		with 100		with 100
		Basis Point		Basis Point
		Increase in	Percent	Decrease in	Percent
	Value	Interest Rates	Change	Interest Rates	Change
Agency MBS	$3,669,259	$3,512,184	(4.28)%	$3,728,727	1.62%
TBA commitments	6,266	(53,281)	(950.32)%	18,407	193.76%
Interest rate swaps	(67,121)	97,606	245.42%	(231,848)	(245.42)%
Options on U.S. Treasury note futures	641	53,746	8,284.71%	(33,285)	(5,292.67)%
Stockholders’ equity	434,188	435,398	0.28%	307,144	(29.26)%
Book value per share	$18.83	$18.88	0.28%	$13.32	(29.26)%

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

•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of these strategies;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	the effect of governmental regulation and actions;
•	our ability to quantify and manage risk;
•	our ability to realize any reflation of our assets;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	investing in assets other than residential MBS or pursuing business activities other than investing in residential MBS;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”); and
•	the effect of general economic conditions on our business.

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

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to successfully expand our business into areas other than investing in residential MBS; and
•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Item 1A — Risk Factors”.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).

3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).

3.04	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2016).

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2016 and the Year Ended December 31, 2015; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date: November 4, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).

3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).

3.04	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2016).

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2016 and the Year Ended December 31, 2015; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015.