Form 10-K
period 2016-12-31
Arlington Asset Investment Corp.
filed 2017-02-21
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A and Class B common stock held by non-affiliates computed by reference to the last reported price at which the registrant’s Class A common stock was sold on the New York Stock Exchange on June 30, 2016 was $293 million. There is no public trading market for the registrant’s Class B common stock; however, the Class B common stock is convertible into Class A common stock on a share-for-share basis.

As of February 10, 2017, there were 23,628,167 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through our current strategy focused on acquiring primarily residential mortgage-backed securities (“MBS”) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (“agency MBS”), and MBS issued by private organizations (“private-label MBS”);

•

our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (“NOLs”) and net capital losses (“NCLs”) to offset future taxable income, including whether our shareholder rights plan (“Rights Plan”) will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of these strategies;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	the effect of governmental regulation and actions on our business, including, without limitation, changes to monetary and fiscal policy and tax laws;
•	our ability to quantify and manage risk;
•	our ability to roll our repurchase agreements on favorable terms, if at all;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	investing in assets other than MBS or pursuing business activities other than investing in MBS;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);
•	our decision to not elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code; and
•	the effect of general economic conditions on our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

•

the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates, including the timing of increases in the Federal Funds rate by the U.S. Federal Reserve;

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

ii

•

competition for investment opportunities, including competition from the U.S. Department of Treasury (“U.S. Treasury”) and the U.S. Federal Reserve, for investments in agency MBS, as well as the timing of the termination by the U.S. Federal Reserve of its purchases of agency MBS;

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

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to successfully expand our business into areas other than investing in MBS and our expectations of the returns of expanding into any such areas; and
•	the other important factors identified in this Annual Report on Form 10-K under the caption “Item 1A - Risk Factors.”

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

Our Company

We are an investment firm that currently focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of December 31, 2016, nearly all of our investment capital was allocated to agency MBS.

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

Investment Strategy

We manage our investment portfolio with the goal of obtaining a high risk-adjusted return on capital. We evaluate the rates of return that can be achieved in each asset class and for each individual security within an asset class in which we invest. We then evaluate opportunities against the returns available in each of our investment alternatives and attempt to allocate our assets and capital with an emphasis toward what we believe to be the highest risk-adjusted return available. We expect this strategy will cause us to have different allocations of capital and leverage in different market environments.

Currently, based on market conditions, we believe our residential MBS portfolio has provided us with higher relative risk-adjusted rates of return than most other investment opportunities we have evaluated. Consequently, we have maintained a high allocation of our assets and capital in this sector and have continued to analyze other opportunities and compare risk-adjusted returns to our residential MBS assets. Within our residential MBS investment portfolio, we have gradually increased our investment capital allocation to agency MBS from private-label MBS. Currently, we believe that investments in agency MBS will provide a higher risk-adjusted return as compared to private-label MBS.  As of December 31, 2016, nearly all of our investment capital was allocated to agency MBS.

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

MBS Portfolio

The following table summarizes our MBS investment portfolio at fair value as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Specified agency MBS	$3,909,452	$3,865,316
Inverse interest-only agency MBS	1,923	—
Total agency MBS	3,911,375	3,865,316
Net long agency TBA dollar roll positions (1)	720,027	389,258
Total agency investment portfolio	4,631,402	4,254,574
Private-label MBS	1,173	130,435
Private-label interest-only MBS	93	118
Total private-label investment portfolio	1,266	130,553
Total MBS investment portfolio	$4,632,668	$4,385,127

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $1,156 and a net liability carrying value of $553 as of December 31, 2016 and 2015, respectively.

Agency MBS

Agency MBS consist of residential pass-through certificates that are securities representing undivided interests in “pools” of mortgage loans secured by residential real property. The monthly payments of both principal and interest of the securities are guaranteed by a U.S. government agency or GSE to holders of the securities, in effect “passing through” the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities plus “guarantee payments” made in the event of any defaults on such mortgage loans, net of fees paid to the issuer/guarantor and servicers of the underlying mortgage loans, to the holders of the securities. Mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the holders of the securities. Although the principal and interest payments are guaranteed by a U.S. government agency or GSE to the security holder, the market value of the agency MBS is not guaranteed by a U.S. government agency or GSE.

The agency MBS that we primarily invest in are Fannie Mae and Freddie Mac agency MBS. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“U.S. Treasury”), and are currently operating under the conservatorship of the FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

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

As of December 31, 2016, the Company’s agency MBS portfolio was comprised of securities collateralized by pools of fixed rate mortgages that have original terms to maturity of 30 years. In the future, we may also invest in agency MBS collateralized by adjustable-rate mortgage loans (“ARMs”) or hybrid ARMs.

We may also invest in agency MBS through agency collateralized mortgage obligations (“CMO”), which are securities that are structured instruments representing interests in agency residential pass-through certificates.  Agency CMOs consist of multiple classes of securities, with each class having specific characteristics, including stated maturity dates, weighted average lives and rules governing principal and interest distribution.  Monthly payments of principal and interest, including prepayments, are typically returned to different classes based on rules described in the trust documents.  Principal and interest payments may also be divided between holders of different securities in an agency CMO; some securities may only receive interest payments while others may only receive principal payments.

We purchase agency MBS either in initial offerings or in the secondary market through broker-dealers or similar entities. We may also utilize to-be-announced (“TBA”) forward contracts in order to invest in agency MBS or to hedge our investments. A TBA security is a forward contract for the purchase or the sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a “dollar roll” transaction.

Private-Label MBS

We have and, depending upon market conditions, may in the future invest in private-label MBS, which are residential MBS that are not issued or guaranteed by a U.S. government agency or a GSE. Private-label MBS are often referred to as non-agency MBS. The private-label MBS in which we invest are generally backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. Private-label MBS can carry a significantly higher level of credit exposure relative to the credit exposure of agency MBS. The private-label MBS that we invest in are generally non-investment grade or not rated by major rating agencies.

While agency MBS are backed by the express obligation or guarantee of a U.S. government agency or GSE as described above, private-label MBS are generally only supported by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, overcollateralization and subordination. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of MBS that are subordinate to senior class MBS and, accordingly, are the first to absorb credit losses realized on the underlying mortgage loans. In addition, private-label MBS are generally purchased at a discount to par value, which may provide further protection to credit losses of the underlying residential mortgage loan collateral.

Private-label MBS are backed by pools of residential mortgages that can be composed of prime or non-prime mortgage loans. Prime mortgage loans are residential mortgage loans that generally conform to the underwriting guidelines of a U.S. government agency or a GSE but that do not carry any credit guarantee from either a U.S. government agency or a GSE. Jumbo prime mortgage loans are prime mortgage loans that conform to such underwriting guidelines except with respect to maximum loan size. Non-prime mortgage loans are residential mortgage loans that do not meet all of the underwriting guidelines of a U.S. government agency or a GSE. Consequently, these loans may carry higher credit risk than prime mortgage loans. Non-prime mortgage loans may have been originated through programs that allow borrowers to qualify for a mortgage loan with reduced or alternative forms of documentation. Non-prime mortgage loans include loans commonly referred to as alternative A-paper (“Alt-A”) or as subprime. Alt-A mortgage loans are generally considered riskier than prime mortgage loans and less risky than subprime mortgage loans. Alt-A mortgage loans are typically characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios and include a higher percentage of investment properties as collateral. Subprime mortgage loans are considered to be of the lowest credit quality. These loans may also include “option-ARM” loans, which contain a feature providing the borrower the option, within certain constraints, to make lesser payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances.

Private-label MBS are generally issued by a securitization trust referred to as a Real Estate Mortgage Investment Conduit (“REMIC”). The securitization trust will generally issue both senior and subordinated interests. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses, and, therefore, have the least credit risk in a securitization transaction. In general, most, if not all, principal collected from the underlying mortgage loan pool is used to pay down the senior securities until certain performance tests are satisfied. If certain performance tests are satisfied, principal payments are allocated, generally on a pro rata basis, between the senior securities and the subordinated securities. Conversely, the most subordinate securities are those interests in a securitization that have the last right to cash flows and are first in line to absorb losses. Subordinate securities absorb the initial credit losses from a securitization structure, thus protecting the senior securities. Subordinate securities generally receive interest payments even if they do not receive principal payments.

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

We may also seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of agency MBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. This difference (or discount) is referred to as the “price drop.” As discussed under “Non-GAAP Core Operating Income—Economic Net Interest Income” below, we believe this price drop is the economic equivalent of net interest carry income on the underlying agency MBS over the roll period (interest income less implied financing cost), which is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.

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

We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our MBS portfolio. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because the vast majority of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on these assets generally does not move in tandem with the interest rates that we pay on our funding repurchase agreements, which generally have a maturity of less than one year. We may experience reduced income, losses, or a significant reduction in our book value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing costs and to protect our net book value.

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

Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments more quickly than anticipated, which we refer to as prepayment risk. Prepayment risk generally increases when interest rates decline. In this scenario, our financial results may be adversely affected as we may have to re-invest that principal at potentially lower yields.

We may purchase securities that have a higher interest rate than the then-prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire such securities.  In accordance with GAAP, we amortize this premium as a reduction to interest income under the contractual interest method so that a proportional amount of the unamortized premium is amortized as principal prepayments occur.  If a security is prepaid in whole or in part at a faster rate than originally expected, we will amortize the purchase premium at a faster pace, resulting in a lower effective return on our investment than originally expected.

We also may purchase securities that have a lower interest rate than the then-prevailing market interest rate.  In exchange for this lower interest rate, we may pay a discount to par value to acquire such securities.  In accordance with GAAP, we accrete this discount as an increase to interest income under the contractual interest method so that a proportional amount of the unamortized discount is accreted as principal prepayments occur. If a security is prepaid in whole or in part at a slower rate than originally expected, we will accrete the purchased discount at a slower pace resulting in a lower effective return on our investment than originally expected.

•	Extension Risk

Because residential borrowers have the option to make only scheduled payments on their mortgage loans, rather than prepay their mortgage loans, we face the risk that a return of capital on our investment will occur more slowly than anticipated, which we refer to as extension risk. Extension risk generally increases when interest rates rise. In this scenario, our financial results may be adversely affected as we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities.

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

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate derivative instruments, including interest rate swaps, interest rate swap futures, U.S. Treasury note futures, Eurodollar futures, and options on U.S. Treasury note futures. Our hedging instruments are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"), which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swap rates. The inherent spread risk associated with our agency MBS and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U. S. Federal Reserve, liquidity, or changes in market participants’ required rates of return on different assets. Consequently, while we use interest rate derivative instruments to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk and, therefore, the value of our agency MBS and our net book value could decline.

In addition to the hedging instruments discussed above, we also manage our exposure to interest rate, prepayment and extension risk through asset selection. We generally seek to invest in agency MBS that are specifically selected for their relatively lower propensity for prepayment. The pools of residential mortgage loans securing these agency MBS are commonly referred to as “specified pools.” These specified pools may include mortgage loans that (i) have low loan balances, (ii) are originated through the Home Affordable Refinance Program (“HARP”) or some other government program, (iii) are originated in certain states or geographic areas, (iv) have high loan-to-value ratios, (v) are the obligations of borrowers with credit scores that fall toward the lower end of the range of GSEs’ underwriting standards, or (vi) are secured by investor properties. The borrowers of these mortgage loans are believed to have less incentive to refinance. Accordingly, agency MBS collateralized by mortgage loans with these characteristics are believed to be better “protected” from prepayment risk than agency MBS collateralized by more generic pools of mortgage loans. In general, agency MBS backed by specified pools trade at a price premium over generic agency TBA securities. As of December 31, 2016, our on-balance sheet agency MBS portfolio is comprised primarily of securities backed by specified pools selected for their lower prepayment characteristics.

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

Competition

Our success depends, in large part, on our ability to acquire MBS at favorable spreads over our borrowing costs. In acquiring these assets, we compete with mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, mortgage real estate investment trusts, investment banking firms, other lenders, the U.S. Treasury, Fannie Mae, Freddie Mac, other governmental bodies, and other entities. In addition, there are numerous entities with similar asset acquisition objectives and others may be organized in the future which may increase competition for the available supply of MBS that meet our investment objectives. Additionally, our investment strategy is dependent on the amount of financing available to us in the repurchase agreement market, which may also be impacted by competing borrowers. Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all. In addition, competition is intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals. For a further discussion of the competitive factors affecting our business, see “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

Our Tax Status

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2016, the Company had net operating loss (“NOL”) carry-forwards of $96 million that can be used to offset future taxable ordinary income. The Company’s NOL carry-forwards begin to expire in 2027. As of December 31, 2016, the Company had net capital loss (“NCL”) carry-forwards of $311 million that can be used to offset future capital gains. The scheduled expirations of the Company’s NCL carry-forwards are $137 million in 2019, $103 million in 2020 and $71 million in 2021. The Company is subject to the federal alternative minimum tax (“AMT”) and state and local taxes on its taxable income and gains that are not offset by its NOL and NCL carry-forwards.

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

Employees

As of December 31, 2016, we had 11 employees. Our employees are not subject to any collective bargaining agreement, and we believe that we have good relations with our employees.

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

Risks Related to our Investing and Financing Activities

Changes in interest rates and adverse market conditions could negatively affect the value of our MBS investments and increase the cost of our borrowings, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.

Our investment portfolio consists primarily of fixed-rate agency MBS with long-term maturities.  The majority of our funding is in the form of repurchase agreements with short-term maturities with a floating interest rate based on LIBOR.  We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and in the shape and slope of the yield curve.   Under a normal yield curve, long-term interest rates are higher relative to short-term interest rates.  In certain instances, the yield curve can become inverted when the short-term interest rates are higher than the long-term interest rates.

A significant risk associated with our portfolio of mortgage-related assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates were to increase significantly, the market value of fixed-rate agency MBS would decline and the duration and weighted average life of these MBS would increase. We could realize a loss in the future if the agency MBS in our portfolio are sold. If short-term interest rates were to increase, the financing costs on the repurchase agreements we enter into in order to finance the purchase of MBS would increase, thereby decreasing net interest margin if all other factors remain constant.

Hedging against interest rate exposure may not completely insulate us from interest rate risk and may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders.

We engage in certain hedging transactions to limit our exposure from the adverse effects of changes in interest rates on our short-term financing agreements and our net book value, and therefore may expose our company to the risks associated with such transactions. We have historically entered into and may enter into interest rate swap agreements, Eurodollar futures, interest rate swap futures, U.S. Treasury note futures, put options on U.S. Treasury note futures, TBAs or pursue other hedging strategies. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

When the market spread widens between the yield on our mortgage assets and benchmark interest rates, our net book value could decline if the fair value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates or if the fair value of our mortgage assets do not increase as much as the fair value decreases on our hedging instruments.  We refer to this scenario as an example of “spread risk” or “basis risk.” The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independently of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swap agreements, Eurodollar futures, U.S. Treasury note futures, put options and interest rate swap futures and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.

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

We rely primarily on short-term, variable rate borrowings to acquire fixed-rate securities with long-term maturities. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates, resulting in a “flattening” of the yield curve, our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings under our repurchase agreements, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve “inversion”), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our shareholders could be hindered.

Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce our liquidity, earnings and cash available for distribution to our shareholders.

We currently use repurchase agreements to finance our investments in residential MBS. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to make distributions to our shareholders. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the bankruptcy code.

If we fail to maintain adequate financing through repurchase agreements or to renew or replace existing borrowings upon maturity, we will be limited in our ability to implement our investing activities, which will adversely affect our results of operations and may, in turn, negatively affect the market value of our Class A common stock or Senior Notes and our ability to make dividends to our shareholders.

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

New regulatory requirements could affect the availability or terms of our financing arrangements or could restrict the origination or formation of new issuances of residential MBS.

New regulatory requirements, when implemented, could adversely affect the availability or terms of financing from our lender counterparties, could impose more stringent capital rules on large financial institutions, could restrict the origination of residential mortgage loans and the formation of new issuances of MBS and could limit the trading activities of certain banking entities and other systemically significant organizations that are important to us.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Third Basel Accord (“Basel III”), a global, voluntary framework to strengthen the regulation, supervision, and risk management of the banking sector focusing on bank capital adequacy, stress testing and market liquidity risk. Basel III recommends that financial institutions fully adopts its standards by 2019.  The quantitative measurements and phase-in schedules for Basel III were approved by the member jurisdictions, central banks and supervisory authorities.  Individual countries can make modifications to suit their specific needs and priorities when implementing national bank capital requirements.  U.S. regulators implemented substantially all of the Basel III standards.  In addition, U.S. regulators adopted rules requiring enhanced supplemental leverage ratio standards beginning in January 2018, which would impose capital requirements more stringent than those of the Basel III standards. These regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

Our hedging agreements typically require that we pledge collateral on such agreements. Our interest rate swaps are centrally cleared on an exchange with the central clearinghouse having the sole discretion to determine the value of interest rate swaps and the value of the collateral required to secure such instruments. The central clearinghouse requires market participants to deposit and maintain an “initial margin” amount and subsequently exchanges collateral at least on a daily basis based upon daily changes in fair value (also known as “variation margin”).  Exchange-traded hedging instruments, such as Eurodollar futures, interest rate swap futures and U.S. Treasury note futures are, in effect, settled on a daily basis by the exchange of cash variation margin.  In the event of a margin call of hedging instruments, we must generally pledge additional collateral on the same business day. In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which our hedging instruments are traded may require us to pledge additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Our agency MBS investments that are guaranteed by Fannie Mae and Freddie Mac are subject to the risk that these GSEs may not be fully able to satisfy their guarantee obligations or that these guarantee obligations may be repudiated, which would adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

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

In addition, the future roles of Fannie Mae and Freddie Mac could be significantly reduced or eliminated and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes agency MBS, have broad adverse market implications and negatively impact us. The FHFA and both houses of Congress have each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. The passage of any additional new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency MBS.  We anticipate debate and discussion on residential housing and mortgage reform to continue throughout 2017; however, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, be approved by Congress, or be affected by any executive actions and, if so, what the effect will be on our business.

In addition, the FHFA established a goal of developing a new secondary mortgage infrastructure for Fannie Mae and Freddie Mac referred to as the common securitization platform (“CSP”).  To achieve this strategic goal, Fannie Mae and Freddie Mac formed a joint venture, Common Securitization Solutions, LLC (“CSS”), to develop and operate a CSP that will support the GSE’s single-family mortgage securitization activities, including the issuance by both GSEs of a single mortgage-backed security (“Single Security”) and to develop it in a way that allows for the integration of additional market participants in the future.  The Single Security would finance the same types of fixed-rate mortgages that currently back agency MBS eligible for delivery into the TBA market.  One of the stated goals of the Single Security is to establish a single, liquid market for agency MBS issued by both GSEs that are backed by fixed-rate loans and to maintain the liquidity of this market over time, including reducing the trading value disparities between Fannie Mae and Freddie Mac agency MBS.  CSS is currently in the process of developing the CSP and Single Security. Freddie Mac announced on December 8, 2016 that it had implemented the CSP for certain single family fixed-rate MBS. If the objectives of those initiatives are fully realized, it is unclear what the effects might be on the agency MBS market and its impact on the Company’s investments in agency MBS.

Market conditions and actions by governmental authorities may disrupt the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS. Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If recent or future government actions or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess impact of future changes in interest rates and prepayments on the market value of our investment portfolio, (ii) implement our hedging strategies, and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected. If we are unable to accurately forecast interest and prepayment rates, our financial position and results of operations could be materially adversely affected.

Changes in prepayment rates may adversely affect our profitability and are difficult to predict.

Our investment portfolio includes securities backed by pools of residential mortgage loans. For securities backed by pools of residential mortgage loans, we receive income, generally, from the payments that are made by the borrowers of the underlying mortgage loans.  When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on our investments.  These faster or slower than expected payments may adversely affect our profitability.

We may purchase securities that have a higher interest rate than the then-prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire such securities.  In accordance with GAAP, we amortize this premium as a reduction to interest income under the contractual interest method so that a proportional amount of the unamortized premium is amortized as principal prepayments occur.  If a security is prepaid in whole or in part at a faster rate than originally expected, we will amortize the purchased premium at a faster pace resulting in a lower effective return on our investment than originally expected.

We also may purchase securities that have a lower interest rate than the then-prevailing market interest rate.  In exchange for this lower interest rate, we may pay a discount to par value to acquire such securities.  In accordance with GAAP, we accrete this discount as an increase to interest income under the contractual interest method so that a proportional amount of the unamortized discount is accreted as principal prepayments occur. If a security is prepaid in whole or in part at a slower rate than originally expected, we will accrete the purchased discount at a slower pace resulting in a lower effective return on our investment than originally expected.

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

Homeowners tend to prepay mortgage loans more quickly when interest rates decline. Although prepayment rates generally increase when interest rates fall and decrease when interest rates rise, changes in prepayment rates are difficult to predict. Prepayments may also occur as the result of an improvement in the borrower’s ability to refinance the loan as a result of home price appreciation or wage growth.  Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from holders of such mortgages when the cost of guarantee payments to such holders, including advances of interest at the loan coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the GSEs’ cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Furthermore, changes in the GSEs’ policies regarding the repurchase of delinquent loans can materially impact prepayment rates. In addition, the introduction of new government programs could increase the availability of mortgage credit to a large number of homeowners in the United States, which could impact the prepayment rates for the entire MBS market, and in particular for agency MBS. Any new programs or changes to existing programs could cause substantial uncertainty around the magnitude of changes in prepayment speeds.

Faster or slower than expected prepayments may adversely affect our profitability and cash available for distribution to our shareholders and are difficult to predict.

Mortgage loan modification and refinancing programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage with a GSE may adversely affect the value of, and the returns on, the MBS in which we invest.

The U.S. government has implemented a number of federal programs designed to assist homeowners, including providing homeowners with assistance in avoiding residential mortgage loan foreclosures, allowing certain distressed homeowners to refinance their mortgages into FHA-insured loans, and allowing certain borrowers to modify their mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans or to extend the payment terms of the loans.

It is likely that loan modifications would result in increased prepayments on agency MBS.  Faster or slower than expected prepayments may adversely affect our profitability and cash available for distribution to our shareholders.  Loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with a GSE, may adversely affect the value of, and the returns on, our MBS investments.

Purchases and sales of agency MBS by the Federal Reserve may adversely affect the price and return associated with agency MBS.

From time to time, the Federal Reserve may engage in large scale purchases of agency MBS and U.S. Treasury securities in the private market through a competitive process, with the goal of supporting mortgage markets and promoting its monetary policy objectives. We cannot predict the impact of the Federal Reserve's actions on the prices and liquidity of agency MBS. During periods in which the Federal Reserve purchases significant volumes of agency MBS, yields on agency MBS will likely be lower, refinancing volumes will likely be higher, and market volatility will likely be considerably higher than would have been absent its large scale purchases. Further, there is also a risk that when the Federal Reserve reduces its purchases of agency MBS through the reinvestment of its principal and interest payments it receives on its agency MBS holdings, or sells some or all of its holdings of agency MBS, the pricing of our agency MBS portfolio and our net book value could be adversely affected.

It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA commitments, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing agency MBS. TBA contracts enable us to purchase or sell, for future delivery, agency MBS with certain principal and interest terms and certain types of collateral, but the particular agency MBS to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract, we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.” The agency RMBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to agency MBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.” As discussed under “Non-GAAP Core Operating Income—Economic Net Interest Income” below, we believe this price drop is the economic equivalent of net interest carry income on the underlying agency MBS over the roll period (interest income less implied financing cost), which is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions and such forward purchases of agency RMBS represent a form of off-balance sheet financing.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency MBS purchased for a forward settlement date under the TBA contract are priced at a premium to agency MBS for settlement in the current month. Additionally, sales of some or all of the agency MBS held by Federal Reserve or declines in purchases of agency MBS by the Federal Reserve could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.

In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division (“MBSD”) of the FICC we are subject to margin calls on our TBA contracts. If the market value of a TBA security falls below the purchase price of a forward commitment to purchase a TBA security, we may be required to post cash collateral to the counterparty.

Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

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

As of December 31, 2016, we had total unsecured indebtedness (excluding payables, derivative liabilities and recourse liability) of $75.3 million, which includes $25.0 million in principal amount of our 6.625% senior notes due 2023, $35.3 million in principal amount of our 6.75% senior notes due 2025, and $15.0 million in principal amount of subordinated unsecured long-term debentures due between 2033 and 2035. Our level of indebtedness could have important consequences to you, because:

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

Mortgage loans that serve as collateral of private-label MBS that we may invest in may be subject to delinquency, foreclosure and loss, which could result in significant losses to us.

Residential mortgage loans are secured by residential property and are subject to risks of delinquency, foreclosure and loss.  The ability of a borrower to repay a loan secured by residential property is dependent upon the income of the borrower.  A number of factors may impair a borrower’s ability to repay its loan, including loss of employment, divorce, illness, acts of God, acts of war, terrorism or civil unrest, adverse changes in national and local economic and market conditions, changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of complying with such laws and regulations, costs of remediation and liabilities associated with environmental conditions, and the potential for uninsured or under-insured property losses.

In the event of a default under a mortgage loan, the holder of the mortgage loan bears the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan.  In the event of a bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of the bankruptcy, and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.  Foreclosure of a mortgage loan can be an expensive and lengthy process.

Private-label MBS evidence interests in, or are secured by, pools of residential mortgage loans.  Accordingly, these securities may be subject to all of the risks of the respective underlying mortgage loans.

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

Our investment portfolio may be concentrated in terms of credit risk.

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

Before making certain investments, we may undertake due diligence efforts with respect to various aspects of the acquisition, including investigating the strengths and weaknesses of the originator or issuer of the asset and, in the case of acquisitions of private-label MBS, verifying certain aspects of the underlying securities, loans or properties themselves as well as other factors and characteristics that may be material to the performance of the investment. In making the assessment and otherwise conducting due diligence, we rely on resources available to us and, in some cases, third party information. There can be no assurance that any due diligence process that we conduct will uncover relevant facts that could be determinative of whether or not an investment will be successful.

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

The lack of liquidity in our investments may adversely affect our business.

We may hold investments that are not liquid or that could become illiquid. It may be difficult or impossible to obtain third party valuations on illiquid investments and these instruments may typically experience greater price volatility than instruments for which a ready market exists. In addition, validating pricing for illiquid instruments may be more subjective than more liquid investments. The lack of liquidity for certain asset classes that we may invest in may make it difficult for us to sell such investments should the need or desire arise. In addition, if we are required to liquidate all or a portion of our investment portfolio quickly, we may realize significant losses. As a result, our ability to change our investment portfolio in response to changing market conditions may be limited, which could adversely affect our results of operations and financial condition.

Additionally, recent legislation and regulations could limit certain market participants' abilities to make markets in certain securities, including private-label MBS. These rules have the potential to significantly reduce the liquidity within these markets, making it more difficult for us to sell such investments and may significantly impact the price volatility of the asset class.

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

Our determination of the fair value of our agency MBS is based on price estimates provided by third-party pricing services. In general, pricing services heavily disclaim their valuations. Depending on the complexity and liquidity of a security, valuations of the same security can vary substantially from one pricing service to another. Private-label MBS trade infrequently and may be considered illiquid. To the extent we invest in private-label MBS, our determination of the fair value is based on significant unobservable inputs based on various assumptions made by management of the Company. These significant unobservable inputs may include assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, and our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal.

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

We may change our investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investment or hedge decisions that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. A change in our asset allocation could result in us making investments in securities, assets or business different from those described in this Annual Report on Form 10-K. Our Board of Directors oversees our operational policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approves transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our Class A common stock or Senior Notes and our ability to make distributions to our shareholders. Investing in assets other than residential MBS or pursuing business activities other than investing in residential MBS may not be successful and could adversely affect our results of operations and the market value of our Class A common stock or Senior Notes.

We may enter into new lines of business, acquire other companies or engage in other strategic initiatives, each of which may result in additional risks and uncertainties in our businesses.

We may pursue growth through acquisitions of other companies or other strategic initiatives that may require approval by our Board of Directors, stockholders, or both.  To the extent we pursue strategic investments or acquisitions, undertake other strategic initiatives or consider new lines of business, we will face numerous risks and uncertainties, including risks associated with:

•	the availability of suitable opportunities;
•	the level of competition from other companies that may have greater financial resources;
•	our ability to value potential acquisition opportunities accurately and negotiate acceptable terms for those opportunities;
•	the required investment of capital and other resources;
•	the lack of availability of financing and, if available, the terms of any financings;
•	the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;
•	the diversion of management’s attention from our core businesses;
•	assumption of liabilities in any acquired business;
•	the disruption of our ongoing businesses;
•	the increasing demands on or issues related to combining or integrating operational and management systems and controls;
•	compliance with additional regulatory requirements; and
•	costs associated with integrating and overseeing the operations of the new businesses.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk.  In addition, if a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

Our Board of Directors does not approve each of our investment, financing and hedging decisions.

Our Board of Directors oversees our operational policies and periodically reviews our investment guidelines and our investment portfolio. However, our Board of Directors does not review all of our proposed investments. In addition, in conducting periodic reviews, our Board of Directors may rely primarily on information provided to them by our management. Furthermore, transactions entered into or structured for us by our management may be difficult or impossible to unwind by the time they are reviewed by our Board of Directors.

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

Uncertainty over the Trump administration’s policies, together with questions regarding the administration’s ability to work with Congress in order to implement such policies, are likely to increase market and credit volatility over 2017.

We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, taxation, fiscal policy, and monetary policy to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee, or be approved by Congress and, if so, what the effects on us may be.

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

•	changes in the market valuations of the securities in our MBS portfolio and other principal investments;
•	negative changes in the public’s perception of the prospects of investment or financial services companies;
•	changes in the regulatory environment in which our business operates or changes in federal fiscal or monetary policies;
•	dilution resulting from new equity issuances;
•	general economic conditions such as a recession, or interest rate or currency rate fluctuations; and
•	additions or departures of our key personnel.

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

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our Board of Directors is not obligated to maintain a minimum dividend payment level and the amount of our dividend may fluctuate.  Our dividend policy differs from many of our competitors who qualify as REITs that must distribute to their shareholders at least 90% of their REIT taxable income each taxable year. As a corporation that is taxed as a C corporation for U.S. federal tax purposes, we do not have any minimum distribution requirements. There can be no assurances that our Board of Directors will continue to approve the payment of future dividends at the current levels, if any at all.

We may pay distributions to shareholders that are considered a return of capital for U.S. federal income tax purposes.

We may pay distributions to shareholders that may include a return of capital.  To the extent that our Board of Directors decides to pay a distribution in excess of our current or accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes.  A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as a capital gain thereafter.

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

If we fail to maintain our exclusion and another exclusion or exemption is not available, we may be required to register as an investment company, or we may be required to acquire or dispose of assets in order to meet our exemption. Any such asset acquisitions or dispositions may include assets that we would not acquire or dispose of in the ordinary course of business, may be at unfavorable prices and result in a decline in the price of our Class A common stock or Senior Notes. If we are required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies and result in a decline in the price of our Class A common stock or Senior Notes.

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

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, yield curve shapes and market volatility. These hedging instruments may include interest rate swaps, interest rate swap futures, Eurodollar futures, U.S. Treasury note futures and options of futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO registration or compliance is required. We have claimed the relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter. However, there can be no assurance that the CFTC will agree that we are entitled to the no-action letter relief claimed.

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

If we decide to issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable or other securities registered pursuant to our shelf registration statement that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock. Also shares of preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Class A common stock. We, and indirectly our shareholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock and Senior Notes and our ability to pay distributions to our shareholders.

Future sales of shares of our common stock may depress the price of our shares.

We cannot predict the effect, if any, of future sales of our common stock or the availability of shares for future sales on the market price of our common stock. Any sales of a substantial number of our shares in the public market, or the perception that sales might occur, may cause the market price of our shares to decline.

Tax Risks of our Business and Structure

We may not be able to generate future taxable income to fully utilize our tax benefits.

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

A reduction in future enacted tax rates could have material impact to the value of our deferred tax assets.

Our net deferred tax assets are measured using the tax rates under the current enacted tax law expected to apply to taxable income in future years.  The effects of future changes in tax laws or rates are not anticipated in the determination of the value of our deferred tax assets and liabilities.  Under GAAP, the effects of a change in tax rates and laws on deferred tax balances are recognized in the period the new legislation is enacted.

As part of his presidential campaign platform, President Trump proposed a change to the federal tax laws that would, among other changes, lower the federal corporate tax rate from 35% to 15%.  In addition, in June 2016, the House of Representative Republicans issued a tax reform plan that would, among other changes, lower the federal corporate tax rate from 35% to 20%.  It is difficult to predict whether any change to the federal tax rate will occur, or if any change to the federal tax rate did occur, what the magnitude or timing of any change would be.  However, if the future federal corporate tax rate is lowered from its current 35% rate, the Company would likely record a tax provision resulting in a reduction of its deferred tax asset and shareholders’ equity in the period any change in tax law or rate is enacted, which could adversely impact the price of our Class A common stock.

Our ability to use our tax benefits could be substantially limited if we experience an “ownership change.”

Our NOL and NCL carry-forwards and certain recognized built-in losses may be limited by Sections 382 and 383 of the Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for January 2017 is 2.75%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carry-forwards for the remainder of the carry-forward period and such losses can be used to offset taxable income for years within the carry-forward period subject to the Section 382 limitation in each year. However, if the carry-forward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

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

We revoked our status as a REIT effective January 1, 2009, in part to maximize the use of tax benefits associated with our NOLs and NCLs. In the future, we might make an election again to be taxed as a REIT for various business reasons, including if we no longer have the benefit of NOL carry-forwards. To qualify as a REIT for federal income tax purposes, we would be required to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits. In addition, in order to qualify as a REIT, an entity must distribute to its shareholders, each calendar year, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. As a result, if we elect to be treated as a REIT, we generally will be required to distribute most of our earnings to our shareholders rather than having the option to retain our earnings for reinvestment in our business.

Currently as a C corporation, distributions to our shareholders of current or accumulated earnings and profits are “qualified dividends” whereas similar distributions to shareholders of a REIT are nonqualified dividends.  Qualified dividends to domestic shareholders that are individuals, trusts or estates are subject to the same federal income tax rates as long-term capital gains for which the current maximum rate is 23.8% (inclusive of the 3.8% Medicare tax).  Nonqualified dividends are subject to the higher federal income tax rate on ordinary income for which the current maximum rate is 43.4% (inclusive of the 3.8% Medicare tax). If we were to elect to be treated as a REIT, future dividends you receive could be subjected to a higher tax rate. If our dividends are subject to a higher tax rate, the market value of our common stock could also be adversely affected.

If we were to elect in the future to be treated as a REIT, any remaining net deferred tax asset would likely need to be written off for GAAP accounting purposes. As a result, our net income and net book value could be adversely affected upon our election to be taxed as a REIT.

The decision to elect REIT status is in the sole discretion of our Board of Directors, and no assurance can be given that we will, or will not, elect such status for 2017 or in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 1001 Nineteenth Street North, Arlington, Virginia 22209. We lease our office space.

We sublease office space to Billings Capital Management, LLC (“BCM”), which is an investment management company owned and operated by Eric F. Billings, our Executive Chairman of the Board of Directors, and his sons. The lease term is month-to-month, based on the pro-rata share of the space occupied by BCM. The lease payments to us totaled approximately $100 thousand for the year ended December 31, 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NYSE under the symbol “AI.” As of January 31, 2017, there were approximately 140 record holders of our Class A common stock. However, most of the shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders. The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2016 and 2015.

	Price Range of Class A Common Stock
	High	Low
Year Ended December 31, 2016
Fourth Quarter	$17.13	$14.08
Third Quarter	15.71	12.61
Second Quarter	14.04	11.99
First Quarter	13.82	9.42
Year Ended December 31, 2015
Fourth Quarter	15.53	12.07
Third Quarter	20.36	13.71
Second Quarter	24.28	19.25
First Quarter	27.18	24.01

There is no established public trading market for our Class B common stock. As of February 10, 2017, there were no shares of Class B common stock issued and outstanding. For the periods presented below, holders of shares of our Class B common stock received dividends in the same amounts and on the same dates as holders of shares of our Class A common stock.

Pursuant to our variable dividend policy, our Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. Our dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors approved and we declared and paid the following dividends for 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 16	December 30	January 31, 2017
September 30	0.625	September 15	September 30	October 31
June 30	0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

The Board of Directors approved and we declared and paid the following dividends for 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 17	December 31	January 29, 2016
September 30	0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

Purchases of Equity Securities by the Issuer

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of its Class A common stock (the “Repurchase Program”).  Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.  There were no repurchases of common stock for the three months ended December 31, 2016.

Performance Graph

The following graph compares the cumulative total shareholder return for our Class A common stock from December 31, 2011 to December 31, 2016 with the comparable cumulative return of the Standard & Poor’s (“S&P”) 500 Stock Index and the FTSE NAREIT Mortgage REIT Index. The FTSE NAREIT Mortgage REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. mortgage REITs, which include all tax-qualified REITs with more than 50% of total assets invested in mortgage loans or MBS secured by interests in real property.

The graph assumes $100 invested on December 31, 2011 in our Class A common stock and $100 invested at the same time in each of the above-mentioned indices, assuming that all dividends are reinvested.

	AI	S&P 500 Index	FTSE NAREIT Mortgage REIT Index
December 31, 2011	$100.00	$100.00	$100.00
December 31, 2012	113.75	115.98	119.98
December 31, 2013	165.30	153.51	117.39
December 31, 2014	189.87	174.47	138.34
December 31, 2015	111.80	176.88	126.34
December 31, 2016	149.68	197.98	154.99

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Comprehensive Income Data (audited) (1)
Interest income	$105,336	$121,263	$105,577	$72,233	$59,141
Interest expense	29,222	18,889	11,391	8,529	4,965
Net interest income	76,114	102,374	94,186	63,704	54,176
Investment loss, net	(69,318)	(118,429)	(20,287)	(32,557)	(5,664)
General and administrative expenses	20,756	14,787	18,499	17,008	17,507
(Loss) income before income taxes	(13,960)	(30,842)	55,400	14,139	31,005
Income tax provision (benefit)	27,387	38,561	47,647	(38,684)	(157,939)
Net (loss) income	(41,347)	(69,403)	7,753	52,823	188,944
Other comprehensive (loss) income, net of taxes	(12,371)	(23,501)	(10,397)	11,743	(3,841)
Comprehensive (loss) income	$(53,718)	$(92,904)	$(2,644)	$64,566	$185,103
Basic (loss) earnings per share	$(1.79)	$(3.02)	$0.39	$3.30	$18.51
Diluted (loss) earnings per share	$(1.79)	$(3.02)	$0.38	$3.26	$18.45

	December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data (audited)
Agency MBS, at fair value	$3,911,375	$3,865,316	$3,414,340	$1,576,499	$1,566,510
Private-label MBS, at fair value	1,266	130,553	267,437	341,299	199,086
Deferred tax assets, net	73,432	97,530	125,607	167,294	154,940
Total assets	4,141,554	4,202,939	4,016,898	2,195,476	2,066,817
Short-term debt	3,649,102	3,621,680	3,179,775	1,547,630	1,497,191
Long-term debt	73,656	73,433	39,167	39,067	15,000
Total stockholders’ equity	383,416	484,031	645,274	553,271	457,815
Other Financial Data (unaudited)
Book value per share (2)	$16.21	$21.05	$28.09	$33.19	$34.69
Tangible book value per share (2)(3)	$13.11	$16.81	$22.62	$23.15	$22.95
Market price per share of Class A common stock (4)	$14.82	$13.23	$26.61	$26.39	$20.77
Cash dividends declared per common share	$2.50	$3.00	$3.50	$3.50	$3.50

(1)

On January 1, 2016, the Company elected to change its accounting policy for recognizing interest income on its agency MBS classified as trading securities by amortizing purchase premiums (or accreting purchase discounts) as an adjustment to interest income in accordance with the “interest method” permitted by GAAP.  The Company retrospectively applied this change in accounting policy to all historical periods.  See Note 2, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Report on Form 10-K for further information. In addition, certain amounts in the consolidated financial information for prior periods have been reclassified to conform to the current year’s presentation.  These reclassifications had no impact on the previously reported net interest income, net income or other comprehensive income.

(2)

Based on shares of Class A common stock and Class B common stock outstanding plus vested restricted stock units convertible into shares of Class A common stock less unvested restricted shares of Class A common stock. As of the year ended on the indicated date.

(3)	Tangible book value represents total shareholders’ equity less net deferred tax assets.
(4)	Represents the last reported sale price of the Company’s Class A common stock on the NYSE as of the year ended on the indicated date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a principal investment firm that currently acquires and holds a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of December 31, 2016, nearly all of our investment capital was allocated to agency MBS.

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

Factors that Affect our Results of Operations and Financial Condition

Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions generally;
•	changes in interest rates and prepayment rates;
•	conditions in the residential real estate and mortgage markets;
•	actions taken by the U.S. government, U.S. Federal Reserve, the U.S. Treasury and foreign central banks;
•	changes in laws and regulations and industry practices; and
•	other market developments.

Current Market Conditions and Trends

Following the United Kingdom’s referendum vote on June 23, 2016 to exit the European Union (the “Brexit”), there was speculation that Brexit could adversely affect global economic and market conditions.  Global financial markets initially experienced severe volatility in response to the Brexit, creating selling pressure in riskier asset classes and increased demand for U.S. Treasuries driving the U.S. Treasury rate to historic lows in early July.  However, as economic concerns regarding Brexit began to subside and domestic market conditions appeared more favorable, investor demand for risk assets increased driving bond yields gradually higher leading up to the U.S. Presidential election on November 8, 2016.

The surprising election victory by Republican Donald Trump, together with the Republican party securing control of both houses of Congress, triggered a major repricing in nearly every financial market.  The new administration’s expected pro-growth economic policies, including potential income tax reform, infrastructure spending and deregulation, raised expectations for faster economic growth and higher inflation.  In turn, this led to increased demand for U.S. equity assets and a sell-off in U.S. Treasuries driving the 10-year U.S. Treasury rate up to a high of 2.60% for the year, a 72 basis point increase post the election.  In response, the dramatic increase in rates and volatility led to meaningful widening in agency MBS spreads relative to swap and U.S. Treasury rates.

On December 14, 2016, the Federal Open Market Committee (“FOMC”) announced that it was raising the target federal funds rate range by 25 basis points to 0.50% to 0.75%, the first increase in nearly one year.  In its February 1, 2017 statement, the FOMC announced that it was maintaining its target federal funds rate while acknowledging that the labor market has continued to strengthen and that economic activity has been expanding at a moderate pace since its December meeting.  The FOMC commented further that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace, labor market conditions will strengthen somewhat further, and inflation will rise to 2% over the medium term.  The FOMC commented further that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate, and will likely remain, for some time, below levels that are expected to prevail in the longer run.  Based on federal fund futures prices, the majority of market participants currently believe that it is likely that the FOMC will raise its target federal funds rate up to two to three times during 2017.

  On October 14, 2016, new rules issued by the Securities and Exchange Commission governing money market funds went into effect. Under the new rules, prime institutional money market funds are now required to mark their daily net asset value and impose temporary redemption gates and fees during volatile periods. In anticipation of the new rules going effective, many investors began moving toward money market funds that invest only in government securities and away from prime money market funds prior to the effective date of the new rules. As a result of this diminished demand for prime money market funds both prior to and after the effective date of the new rules, issuers of commercial paper and certificates of deposit that supply prime money market funds have experienced higher funding costs as yields moved higher and funding risk premium widened, while demand increased for high quality short-term assets such as repurchase agreement financing secured by agency MBS. As a result, many funding benchmark rates, such as LIBOR, have risen significantly while financing rates on repurchase agreement financing secured by agency MBS became more competitive. In general, this led to improved net funding costs of short-term repurchase agreement financing hedged with interest rate swaps as the three-month LIBOR received on interest rate swaps has increased more than the financing rates paid on repurchase agreement financing during the second half of 2016.

For most of the 2016 year, the residential mortgage environment was characterized by historically low interest rates, steady home price appreciation and increased lender origination capacity, which resulted in high mortgage refinancing volumes leading to elevated prepayments speeds in residential mortgage loans. With the significant rise in mortgage rates post the Presidential election, market expectations are that prepayment speeds should begin to fall in the near term although continued wage growth and home price appreciation could mitigate some of the expected declines in prepayment speeds from the rise of interest rates.

Housing prices have recovered from their post-financial crisis lows with the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 5.6% annual gain in November 2016, now exceeding the record high set in July 2006. The recovery has been supported by various economic factors, including low interest rates, falling unemployment and consistent gains in per-capita disposable personal income.  The new Presidential administration is seeking faster economic growth, increased investment in infrastructure, and changes in tax policy which could affect housing and home prices.  Mortgage rates have increased since the election and stronger economic growth could push rates higher.  Further gains in personal income and employment may increase the demand for housing and add to price pressures when home prices are currently rising significantly faster than inflation.

Recent Government Activity

Uncertainty over the new administration’s policies, together with questions regarding the administration’s ability to work with Congress in order to implement such policies, are likely to increase market and credit volatility over 2017.  We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, taxation, fiscal policy and monetary policy, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

Executive Summary

As of December 31, 2016, the Company’s book value was $16.21 per share, a decrease of 23.0% from $21.05 per share as of December 31, 2015. The Company’s tangible book value, which is calculated as shareholders’ equity less the Company’s net deferred tax asset, was $13.11 per share as of December 31, 2016, a decrease of 22.0% from $16.81 per share as of December 31, 2015. For the year ended December 31, 2016, the Company declared dividends of $2.50 per share, resulting in an economic loss of 7.1% measured as the change in tangible book value plus dividends declared during the year.

The decrease in tangible book value per share during the year is attributable primarily to a decrease in value of the Company’s hedged agency MBS portfolio driven by interest rate volatility and a widening of agency MBS investment spreads relative to swap and U.S. Treasury rates resulting in an underperformance of the Company’s agency MBS investment portfolio relative to its interest rate hedges. However, the wider agency MBS spreads should lead to more attractive investment opportunities benefiting investment returns going forward.

For the year ended December 31, 2016, the Company had a net loss of $1.79 per diluted share compared to a net loss of $3.02 per diluted share in the prior year. The Company had non-GAAP core operating income of $2.75 per diluted share for the year ended December 31, 2016.  For further information on the use of non-GAAP core operating income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Since the Company’s fixed-rate agency MBS have generally been purchased at a premium to par value, high prepayments can have a negative impact on the Company’s asset yields and interest income, while slow prepayments can have a positive impact. The actual constant prepayment rate (“CPR”) for the Company’s agency MBS increased to 11.29% for the year ended December 31, 2016 from 10.21% in the prior year, resulting in a decline in the average asset yield to 2.70% during the current year compared to 2.86% in the prior year.

The Company’s average cost of short-term funding during the year ended December 31, 2016 was 0.70%, an increase of 29 basis points from the prior year attributable primarily to the increase in benchmark short-term rates.  In the second half of 2016, the Company’s spread earnings benefited from an improvement in the spread between the three-month LIBOR that the Company receives on its interest rate swap agreements and the funding rates that it pays on its repurchase agreement financing. The average rate the

Company receives on its interest rate swap agreements increased more than the average financing rate the Company pays on its repurchase agreement financing during the second half of 2016.

As of December 31, 2016, the Company’s agency investment portfolio totaled $4,631 million, comprised of $3,911 million of specified agency MBS and $720 million of net TBA agency MBS. During the year ended December 31, 2016, the Company increased its agency investment allocation to TBA agency MBS to take advantage of higher risk adjusted returns in the TBA dollar roll market as compared to owning specified agency MBS financed with repurchase agreement financing. The Company generated TBA dollar roll income of $19.3 million during the year ended December 31, 2016 compared to $6.7 million in the prior year.

The Company continues to maintain a substantial hedge position with the intent to protect the Company’s capital and earnings potential against increased interest rates over the long-term. As of December 31, 2016, the Company’s interest rate hedge position consisted solely of interest rate swaps coupled with put and call options on 10-year U.S. Treasury note futures.  The Company purchases and sells put and call options on U.S. Treasury note futures with the objective of protecting the Company’s capital against a significant rise in interest rates while limiting its exposure to a significant fall in interest rates.

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

The Company constantly monitors its allocation of its available capital between agency MBS and private-label MBS in an effort to maximize returns to its shareholders. During the year ended December 31, 2016, the Company opportunistically sold substantially all of its private-label MBS investments and reinvested the net proceeds into agency MBS in order to pursue a strategy that it believes will deliver higher risk adjusted returns. As of December 31, 2016, the Company’s available capital was allocated nearly 100% to agency MBS, compared to 80% to agency MBS and 20% to private-label MBS as of December 31, 2015.

The Company continues to utilize its tax benefits afforded to it as a C-corporation that allow it to shield substantially all of its income from taxes.  As of December 31, 2016, the Company had NOL carry-forwards of $95.7 million and NCL carry-forwards of $310.9 million.  From a GAAP accounting perspective, the Company had a net deferred tax asset of $73.4 million, or $3.10 per share, as of December 31, 2016.  The Company continues to record a valuation allowance against a portion of the deferred tax asset attributable to NCL carry-forwards that the Company believes will likely expire prior to utilization.  During the year ended December 31, 2016, the Company recorded an increase to the valuation allowance of $35.6 million, or $1.55 per diluted share, due largely to an increase in its NCL carry-forwards as a result of net capital losses during the year, primarily from losses on certain of its interest rate derivative instruments.

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Specified agency MBS	$3,909,452	$3,865,316
Inverse interest-only agency MBS	1,923	—
Total agency MBS	3,911,375	3,865,316
Net long agency TBA dollar roll positions (1)	720,027	389,258
Total agency investment portfolio	4,631,402	4,254,574
Private-label MBS	1,173	130,435
Private-label interest-only MBS	93	118
Total private-label investment portfolio	1,266	130,553
Total MBS investment portfolio	$4,632,668	$4,385,127

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $1,156 and a net liability carrying value of $553 as of December 31, 2016 and 2015, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS, excluding our inverse interest-only agency MBS, consisted of the following as of December 31, 2016 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.5%	$2,082,197	$107,193	$2,189,390	$(47,680)	$2,141,710	$102.86	3.50%	8.2
4.0%	1,671,822	101,201	1,773,023	(5,304)	1,767,719	105.74	4.00%	6.9
5.5%	21	—	21	2	23	112.19	5.50%	5.7
Total/weighted-average	$3,754,040	$208,394	$3,962,434	$(52,982)	$3,909,452	104.14	3.72%	7.6

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$2,155,504	$119,343	$2,274,847	$(31,617)	$2,243,230	$104.07	3.71%	7.7
Freddie Mac	1,598,536	89,051	1,687,587	(21,365)	1,666,222	104.23	3.74%	7.6
Total/weighted-average	$3,754,040	$208,394	$3,962,434	$(52,982)	$3,909,452	104.14	3.72%	7.6

The actual CPR for the Company’s agency MBS was 11.29% for the year ended December 31, 2016 compared to 10.21% for the year ended December 31, 2015.  As of December 31, 2016, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 94% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”) or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of December 31, 2016 is as follows (dollars in thousands):

	Notional Amount: Long (Short) Position (1)	Implied Cost Basis (2)	Implied Fair Value (3)	Net Carrying Amount (4)
30-year 3.0% coupon purchase commitments	$725,000	$718,887	$720,027	$1,140
30-year 3.5% coupon purchase commitments	25,000	25,586	25,613	27
30-year 3.5% coupon sale commitments	(25,000)	(25,602)	(25,613)	(11)
Total net long agency TBA dollar roll positions	$725,000	$718,871	$720,027	$1,156

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Private-Label MBS Investment Portfolio

Our private-label MBS, excluding our interest-only MBS, consisted of the following as of December 31, 2016 (dollars in thousands):

			Gross Unrealized			Weighted-average
Face Amount	Discount	Amortized Cost	Gains	Losses	Fair Value	Coupon	GAAP Yield
$2,098	$(752)	$1,346	$—	$(173)	$1,173	2.25%	5.67%

As of December 31, 2016, the private-label MBS portfolio consists of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure. Accordingly, the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate.

During the year ended December 31, 2016, we received proceeds of $125.0 million from sales of our private-label MBS, realizing $4.5 million in net gains.

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. Specifically, these interest rate derivatives are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of December 31, 2016, the interest rate derivative instruments used by the Company were centrally cleared interest rate swap agreements and exchange-traded put and call options on 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding centrally cleared interest rate swap agreements in effect as of December 31, 2016 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,375,000	1.10%	0.97%	1.7	$6,470
3 to less than 7 years	350,000	1.84%	1.00%	3.7	(769)
7 to 10 years	1,600,000	1.93%	0.96%	9.2	50,511
Total / weighted-average	$3,325,000	1.58%	0.97%	5.5	$56,212

The Company also has forward-starting interest rate swap agreements as of December 31, 2016 which have effective dates in September and October of 2017 and mature two years from their respective effective dates. The effective dates of these forward-starting interest rate swap agreements were set to occur within reasonable proximity to the maturity dates of certain of the Company’s existing interest rate swap agreements, economically extending the life of the maturing instruments. Information about the Company’s forward-starting interest rate swap agreements as of December 31, 2016 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$5,154

In addition to interest rate swap agreements, the Company had also purchased and sold exchange-traded options on U.S. Treasury note futures contracts as of December 31, 2016 with the objective of hedging a portion of the interest rate sensitivity of the Company’s agency MBS portfolio.  As of December 31, 2016, the Company holds put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty with an equivalent notional amount of $1,650 million that were struck at a weighted average strike price that equates to a 10-year U.S. Treasury note rate of approximately 2.77%.  In addition, the Company has sold, or written, call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company with an equivalent notional amount of $1,000 million that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury note rate of approximately 2.24%.  In order to limit its exposure on the sold call options from a significant decline in long-term interest rates, the Company also purchased contracts that provide the Company with the option to buy 10-year U.S. Treasury note futures from a counterparty with an equivalent notional amount of $1,000 million as of December 31, 2016 that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury note rate of approximately 2.12%.  The options may be exercised at any time prior to their expiry, which occurs in the first quarter of 2017, and, if exercised, are expected to be net settled in cash.

Information about the Company’s outstanding put and call options on 10-year U.S. Treasury note futures contracts as of December 31, 2016 is as follows (dollars in thousands):

	Notional Amount Long/(Short)	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
January 2017 expiration	$950,000	120.8	2.87%	$539
February 2017 expiration	700,000	122.6	2.64%	3,281
Total / weighted average for purchased put options	$1,650,000	121.6	2.77%	$3,820
Sold call options:
January 2017 expiration	$(100,000)	126.0	2.25%	$(141)
February 2017 expiration	(900,000)	126.0	2.24%	(3,765)
Total / weighted average for sold call options	$(1,000,000)	126.0	2.24%	$(3,906)
Purchased call options:
January 2017 expiration	$1,000,000	127.1	2.12%	$469
				$383

(1)	The implied strike rate is estimated based upon the weighted average strike price per option contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

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

Net interest income determined in accordance with GAAP does not include TBA agency MBS dollar roll income, which we believe represents the economic equivalent of net interest income generated from our investments in non-specified fixed-rate agency MBS, nor does it include the implied net interest income or expense of our interest rate swap agreements, which are not designated as hedging instruments for financial reporting purposes. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income and the implied net interest income or expense incurred from our interest rate swap agreements are reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

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

General and Administrative Expenses

“Compensation and benefits expense” includes base salaries, annual incentive cash compensation, and non-cash stock-based compensation. Annual cash incentive compensation is based on meeting estimated annual performance measures and discretionary components. Non-cash stock-based compensation includes expenses associated with stock-based awards granted to employees, including the Company’s performance share units to named executive officers.

“Other general and administrative expenses” primarily consists of the following:

•	professional services expenses, including accounting, legal and consulting fees;
•	insurance expenses, including liability and property insurance;
•	occupancy and equipment expense, including rental costs for our facilities, and depreciation and amortization of equipment and software;
•	fees and commissions related to transactions in interest rate derivative agreements;
•	Board of Director fees; and
•

other operating expenses, including information technology expenses, business development costs, public company reporting expenses, proxy solicitation expenses, business licenses and taxes, office supplies and other miscellaneous expenses.

Comparison of the years ended December 31, 2016 and 2015

The following table presents the total comprehensive loss for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015
Interest income	$105,336	$121,263
Interest expense	29,222	18,889
Net interest income	76,114	102,374
Investment loss, net	(69,318)	(118,429)
General and administrative expenses	20,756	14,787
Loss before income taxes	(13,960)	(30,842)
Income tax provision	27,387	38,561
Net loss	(41,347)	(69,403)
Other comprehensive loss, net of taxes	(12,371)	(23,501)
Comprehensive loss	$(53,718)	$(92,904)
Diluted loss per share	$(1.79)	$(3.02)
Weighted-average diluted shares outstanding	23,051	23,002

Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $26.3 million, or 25.7%, from $102.4 million for the year ended December 31, 2015 to $76.1 million for the year ended December 31, 2016. The decrease is primarily attributable to (i) a meaningful increase in the proportion of our agency MBS portfolio represented by net long positions in non-specified TBA securities (which are accounted for as derivative instruments) with a corresponding reduction in the proportion represented by specified agency MBS, (ii) lower asset yields on the Company’s agency MBS driven by higher relative prepayments in the current year, and (iii) a 29 basis point increase in the average interest costs of our short-term financing arrangements for the year ended December 31, 2016 relative to the prior year, due primarily to an increase in prevailing benchmark short-term interest rates. As previously noted, TBA dollar roll income is not included in net interest income determined in accordance with GAAP.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2016			2015
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$3,597,293	$97,053	2.70%	$3,697,789	$105,914	2.86%
Private-label MBS	74,889	7,910	10.56%	159,853	15,342	9.60%
Other	—	373		—	7
	$3,672,182	105,336	2.87%	$3,857,642	121,263	3.14%
Repurchase agreements	$3,391,465	(24,298)	(0.70)%	$3,390,402	(14,319)	(0.42)%
FHLB advances	35,114	(135)	(0.38)%	126,428	(382)	(0.30)%
	$3,426,579	(24,433)	(0.70)%	$3,516,830	(14,701)	(0.41)%
Net interest income/spread		$80,903	2.17%		$106,562	2.73%
Net interest margin			2.20%			2.76%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2016
	vs.
	Year Ended December 31, 2015
	Rate (1)	Volume (1)	Total Change
MBS:
Agency MBS	$(6,036)	$(2,825)	$(8,861)
Private-label MBS	1,440	(8,872)	(7,432)
Total MBS	(4,596)	(11,697)	(16,293)
Other	—	366	366
Repurchase agreements	(9,975)	(4)	(9,979)
FHLB advances	(83)	330	247
	$(14,654)	$(11,005)	$(25,659)

(1)

The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

During the year ended December 31, 2016, the percentage allocation of our total agency MBS portfolio to net long positions in TBA securities and specified agency MBS was 18% and 82%, respectively, as compared to 6% and 94%, respectively, for the year ended December 31, 2015 as illustrated by the following table (dollars in thousands):

	Year Ended December 31,
	2016		2015
	Average Balance	Relative Allocation	Average Balance	Relative Allocation
Specified agency MBS	$3,597,293	82%	$3,697,789	94%
Net long TBA position (1)	788,338	18%	237,442	6%
Total agency MBS portfolio	$4,385,631	100%	$3,935,231	100%

(1)	Net long TBA position average balance (average cost basis) is based upon the contractual price of the initial TBA purchase trade of each individual series of dollar roll transactions.

As a result of the substantial increase in our TBA portfolio, TBA dollar roll income increased $12.6 million to $19.3 million for the year ended December 31, 2016 from $6.7 million for the year ended December 31, 2015.  When adjusting our net interest income determined in accordance with GAAP to include TBA dollar roll income (which is net of implied financing costs), the total net spread income earned from our aggregate MBS investment portfolio for the year ended December 31, 2016 decreased by $13.1 million (or 11.6%) million relative to the prior year. The reduction in total spread income in the current year periods relative to the prior year periods is due primarily to (i) a reduction in asset revenues driven by relatively higher prepayments on our specified agency MBS resulting a lower weighted average yield on those assets as well as (ii) an increase in the costs of our short-term financing arrangements and the implied financing costs of our TBA dollar rolls driven primarily by an increase in prevailing short-term interest rates. The following tables provide a comparison of GAAP interest income, GAAP net interest income (excluding interest expense from long-term debt), and TBA dollar roll income for periods indicated (dollars in thousands):

	For the Year Ended December 31,		Increase (Decrease) Expressed in:
	2016	2015	Amount	Percentage
GAAP interest income	$105,336	$121,263	$(15,927)	(13.13)%
TBA dollar roll income (1)	19,261	6,743	12,518	185.64%
GAAP interest income plus TBA dollar roll income	124,597	128,006	(3,409)	(2.66)%
Interest expense on short-term debt	24,433	14,701	9,732	66.20%
Net interest income plus TBA dollar roll income	$100,164	$113,305	$(13,141)	(11.60)%

(1)	TBA dollar roll income is net of implied financing costs.

Interest expense related to long-term debt was $4.8 million and $4.2 million for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense on long-term debt is attributable to the issuance of $35.3 million of senior notes in March 2015.

Investment Loss, Net

“Total investment loss, net” decreased $49.1 million from a loss of $118.4 million for the year ended December 31, 2015 to a loss of $69.3 million for the year ended December 31, 2016. Within each of these comparative periods, MBS spread widening coupled with volatility in prevailing longer-term interest rates drove the recognition of fair value losses on our interest rate derivative instruments as well as our agency MBS investments.

Further detail about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated is as follows (dollars in thousands):

	Year Ended December 31,
	2016	2015
Realized gains on sale of available-for-sale investments, net	$4,777	$17,725
OTTI charges on available-for-sale securities	(1,737)	(2,417)
Losses on trading investments, net	(41,249)	(31,058)
TBA and specified agency MBS commitments, net:
TBA dollar roll income	19,261	6,743
Other losses from TBA and specified agency MBS commitments, net	(28,805)	(5,059)
Total (losses) gains on TBA and specified agency MBS commitments, net	(9,544)	1,684
Interest rate derivatives:
Net interest expense on interest rate swaps	(17,825)	(1,282)
Other losses from interest rate derivative instruments, net	(4,291)	(105,145)
Total losses on interest rate derivatives, net	(22,116)	(106,427)
Other, net	551	2,064
Investment loss, net	$(69,318)	$(118,429)

Available-for-sale investments substantially consist of our private-label MBS acquired prior to 2015. The realized gains on the sale of available-for-sale investments, net, recognized for the years ended December 31, 2016 and 2015 were the result of $114.0 million and $130.1 million, respectively, of proceeds received from the sales of private-label MBS resulting in net realized gains of $4.8 million and $17.7 million, respectively.

We recorded credit related other-than-temporary impairment charges of $1.7 million and $2.4 million for the years ended December 31, 2016 and 2015, respectively, on available-for-sale, private-label MBS. Credit related other-than-temporary impairment charges represent the excess of the amortized cost basis over the present value of expected future cash flows discounted at the security’s existing effective interest rate used for interest income recognition.

Investments classified as trading securities primarily consist of agency MBS. The $41.2 million and $31.1 million of net losses recognized for the years ended December 31, 2016 and 2015, respectively, were primarily driven by meaningful agency MBS spread widening and an increase in long-term interest rates that occurred during the periods.

Commitments to purchase and sell MBS consist primarily of forward-settling purchases of TBA agency MBS that are generally settled on a net basis through the execution of dollar roll transactions and, to a lesser extent, certain commitments to purchase specified agency MBS that will be settled by the physical delivery of the securities. We recognized net losses of $9.5 million for the year ended December 31, 2016 and net gains of $1.7 million for the year ended December 31, 2015 from forward-settling commitments to purchase and sell agency MBS, which consists of both TBA dollar roll income as well as other fair value gains and losses stemming from these forward-settling commitments.

Our interest rate derivative instruments currently consist of centrally-cleared interest rate swaps and exchange-traded put and call options on U.S. Treasury note futures, and have historically also included U.S. Treasury note futures, Eurodollar futures, and interest rate swap futures. While we use interest rate derivatives to economically hedge a portion of our interest rate risk, we have not designated such contracts as hedging instruments for financial reporting purposes. As a result, the implied economic financing costs of our interest rate derivatives are included in the change in fair value of the instruments recognized in “investment gain (loss), net” rather than in net interest income. During periods of falling interest rates, we will generally experience losses on our interest rate derivative instruments and during periods of rising interest rates, we will generally experience gains on our interest rate derivative instruments. The $22.1 million of net losses recognized for interest rate derivative instruments for the year ended December 31, 2016 were primarily attributable to implied net economic financing costs of our interest rate swap agreements. The $106.4 million of net losses recognized for interest rate derivative instruments for the year ended December 31, 2015 were primarily driven by substantial volatility in prevailing long-term interest rates coupled with the implied net economic financing costs of certain of the interest rate derivatives.

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

General and Administrative Expenses

General and administrative expenses increased by $6.0 million, or 40.5%, from $14.8 million for the year ended December 31, 2015 to $20.8 million for the year ended December 31, 2016.

Compensation and benefits expensed increased by $1.8 million, or 18.6%, from $9.7 million for the year ended December 31, 2015 to $11.5 million for the year ended December 31, 2016.  The increase in compensation and benefits expense is attributable primarily to an increase in long-term performance oriented stock-based compensation. Employee stock-based compensation increased by $1.9 million from $0.6 million for the year ended December 31, 2015 to $2.5 million for the year ended December 31, 2016. During the year ended December 31, 2015, the Company did not achieve certain performance measures for certain of the Company’s performance share units granted to executive officers, which resulted in the reversal of stock-based compensation expense that had been recognized in prior periods.

Other general and administrative expenses increased by $4.1 million, or 80.4%, from $5.1 million for the year ended December 31, 2015 to $9.2 million for the year ended December 31, 2016, primarily due to non-recurring proxy contest related expenses. During the year ended December 31, 2016, we incurred $4.0 million in expenses stemming from the 2016 proxy contest that are in excess of the level of expenses normally incurred for an annual meeting of shareholders. In March 2016, Imation Corp., an IT data storage and data security company, acting in concert with the Clinton Group, Inc. (together, “Imation Group”) nominated a controlling slate of five candidates to stand for election to our eight-member board of directors at the 2016 annual meeting of shareholders. As of the record date for the 2016 meeting, the Imation Group owned collectively 11,000 shares of our Class A common stock, representing less than 0.05% of our outstanding common stock. At our annual shareholder meeting on June 9, 2016, our shareholders overwhelmingly voted to elect all of our eight director nominees. In connection with the proxy contest, we incurred non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing costs of proxy solicitation materials, and other costs in excess of the level of expenses normally incurred for an annual meeting of shareholders.

Income Tax Provision

We recognized an income tax provision of $27.4 million and $38.6 million for the years ended December 31, 2016 and 2015, respectively. The income tax provision for the years ended December 31, 2016 and 2015 includes an increase in the valuation allowance against the deferred tax assets of $35.6 million and $56.4 million, respectively. The increase in the valuation allowance against the deferred tax assets for the years ended December 31, 2016 and 2015 is due mostly to net capital losses generated during the periods primarily as a result of realized and unrealized losses on certain of our economic interest rate hedging instruments. The valuation allowance represents the portion of our net capital loss carryforward that is more-likely-than-not to expire unutilized.

Other Comprehensive Loss

Other comprehensive loss was $12.4 million and $23.5 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, other comprehensive loss included net unrealized holding losses of $10.1 million on the available-for-sale MBS portfolio, net of a tax benefit of $3.9 million, $7.2 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, and $1.7 million of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $0.7 million.

For the year ended December 31, 2015, other comprehensive loss included net unrealized holding losses of $11.3 million on the available-for-sale MBS portfolio, net of a tax benefit of $4.3 million, $23.0 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $5.1 million, and $2.4 million of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $0.9 million.

Comparison of the years ended December 31, 2015 and 2014

The following table presents the total comprehensive loss for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014
Interest income	$121,263	$105,577
Interest expense	18,889	11,391
Net interest income	102,374	94,186
Investment loss, net	(118,429)	(20,287)
General and administrative expenses	14,787	18,499
(Loss) income before income taxes	(30,842)	55,400
Income tax provision	38,561	47,647
Net (loss) income	(69,403)	7,753
Other comprehensive loss, net of taxes	(23,501)	(10,397)
Comprehensive loss	$(92,904)	$(2,644)
Diluted (loss) earnings per share	$(3.02)	$0.38
Weighted-average diluted shares outstanding	23,002	20,397

Net Interest Income

GAAP net interest income increased $8.2 million, or 8.7%, from $94.2 million for the year ended December 31, 2014 to $102.4 million for the year ended December 31, 2015. The increase is primarily attributable to a higher average MBS investment portfolio during the year ended December 31, 2015 as a result of investing the net proceeds from two equity offerings during 2014 into MBS, partially offset by a 4 basis point increase in the average interest costs of our short-term financing arrangements for the year ended December 31, 2015 relative to the prior year from the prior year due primarily to an increase in prevailing benchmark short-term interest rates.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2015			2014
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$3,697,789	$105,914	2.86%	$2,569,118	$79,930	3.11%
Private-label MBS	159,853	15,342	9.60%	254,211	25,624	10.08%
Other	—	7		—	23
	$3,857,642	121,263	3.14%	$2,823,329	105,577	3.74%
Repurchase agreements	$3,390,402	(14,319)	(0.42)%	$2,438,479	(9,181)	(0.37)%
FHLB advances	126,428	(382)	(0.30)%	—	—	—
	$3,516,830	(14,701)	(0.41)%	$2,438,479	(9,181)	(0.37)%
Net interest income/spread		$106,562	2.73%		$96,396	3.37%
Net interest margin			2.76%			3.41%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2015
	vs.
	Year Ended December 31, 2014
	Rate (1)	Volume (1)	Total Change
MBS:
Agency MBS	$(6,770)	$32,754	$25,984
Private-label MBS	(1,175)	(9,107)	(10,282)
Total MBS	(7,945)	23,647	15,702
Other	—	(16)	(16)
Repurchase agreements	(1,222)	(3,916)	(5,138)
FHLB advances	—	(382)	(382)
	$(9,167)	$19,333	$10,166

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

Investment Loss, Net

“Total investment loss, net” increased $98.1 million from a loss of $20.3 million for the year ended December 31, 2014 to a loss of $118.4 million for the year ended December 31, 2015. Further detail about the gains and losses recognized due to changes in the fair value of our agency MBS, TBA transactions and interest rate derivative instruments for the years ended December 31, 2015 and 2014 follows (dollars in thousands):

	Year Ended December 31,
	2015	2014
Realized gains on sale of available-for-sale investments, net	$17,725	$17,257
OTTI charges on available-for-sale securities	(2,417)	(449)
(Losses) gains on trading investments, net	(31,058)	102,122
Gains from TBA and specified agency MBS commitments, net	1,684	5,778
Net interest expense on interest rate swaps	(1,282)	—
Other losses from interest rate derivative instruments, net	(105,145)	(145,716)
Other, net	2,064	721
Investment loss, net	$(118,429)	$(20,287)

Available-for-sale investments substantially consist of our private-label MBS acquired prior to 2015. The realized gains on the sale of available-for-sale investments, net, recognized for the year ended December 31, 2015 and 2014 were the result of $130.1 million and $86.3 million, respectively, of proceeds received from the sales of private-label MBS resulting in net realized gains of $17.7 million and $17.3 million, respectively.

We recorded credit related other-than-temporary impairment charges of $2.4 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively, on available-for-sale, private-label MBS. Credit related other-than-temporary impairment charges represent the excess of the amortized cost basis over the present value of expected future cash flows discounted at the security’s existing effective interest rate used for interest income recognition.

Investments classified as trading securities primarily consist of agency MBS. The $31.1 million of net losses recognized for the year ended December 31, 2015, were primarily driven by meaningful agency MBS spread widening and an increase in long-term interest rates that occurred during the year.  The $102.1 million of net gains recognized for the year ended December 31, 2014, were primarily driven by meaningful agency MBS spread narrowing and a significant decrease in long-term interest rates that occurred during the year.

Commitments to purchase and sell MBS consist primarily of forward-settling purchases of TBA agency MBS that are generally settled on a net basis through the execution of dollar roll transactions and, to a lesser extent, certain commitments to purchase specified agency MBS that will be settled by the physical delivery of the securities. We recognized net gains of $1.7 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively from forward-settling commitments to purchase and sell agency MBS, which consists of both TBA dollar roll income as well as other fair value gains stemming from these forward-settling commitments.

For the years ended December 31, 2015 and 2014, the interest rate derivative instruments we utilized generally consisted of exchange traded U.S. Treasury note futures, Eurodollar futures and interest rate swap futures. In late 2015, we also began to utilize centrally cleared interest rate swap agreements.  While we use interest rate derivatives to economically hedge a portion of our interest rate risk, we have not designated such contracts as hedging instruments for financial reporting purposes. As a result, the implied economic financing costs of our interest rate derivatives are included in the change in fair value of the instruments recognized in “investment gain (loss), net” rather than in net interest income. During periods of falling interest rates, we will generally experience losses on our interest rate derivative instruments and during periods of rising interest rates, we will generally experience gains on our interest rate derivative instruments. The $106.4 million and $145.7 million of net losses recognized for interest rate derivative instruments for the years ended December 31, 2015 and 2014, respectively, were primarily attributable to periods of falling interest rates and substantial interest rate volatility coupled with the implied net economic financing costs of our interest rate swap agreements.
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

General and Administrative Expenses

General and administrative expenses decreased by $3.7 million, or 20.0%, from $18.5 million for the year ended December 31, 2014 to $14.8 million for the year ended December 31, 2015.

Compensation and benefits expensed decreased by $3.8 million, or 28.1%, from $13.5 million for the year ended December 31, 2014 to $9.7 million for the year ended December 31, 2015.  The decrease in compensation and benefits expense is attributable primarily to a decrease in both long-term performance oriented stock-based compensation and annual cash incentive compensation. Employee stock-based compensation decreased by $2.8 million from $3.4 million for the year ended December 31, 2014 to $0.6 million for the year ended December 31, 2015. During the year ended December 31, 2015, the Company did not achieve certain performance measures for certain of the Company’s performance share units granted to executive officers, which resulted in the reversal of stock-based compensation expense that had been recognized in prior periods.

Other general and administrative expenses remained effectively unchanged for the years ended December 31, 2015 and 2014, at $5.1 million and $5.0 million, respectively.

Income Tax Provision

The Company’s income tax provision was $38.6 million and $47.6 million for the years ended December 31, 2015 and 2014, respectively. The income tax provision for the years ended December 31, 2015 and 2014 includes an increase in the valuation allowance against the deferred tax assets of $56.4 million and $24.2 million, respectively. The increase in the valuation allowance against the deferred tax assets for the years ended December 31, 2015 and 2014 is due mostly to net capital losses generated during the periods primarily as a result of realized and unrealized losses on certain of our economic interest rate hedging instruments. The valuation allowance represents the portion of our net capital loss carryforward that is more-likely-than-not to expire unutilized.

Other Comprehensive Loss

Other comprehensive loss was $23.5 million and $10.4 million for the years ended December 31, 2015 and 2014, respectively.  For the year ended December 31, 2015, other comprehensive loss included net unrealized holding losses of $11.3 million on the available-for-sale MBS portfolio, net of a tax benefit of $4.3 million, $23.0 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $5.1 million, and $2.4 million of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $0.9 million.

For the year ended December 31, 2014, other comprehensive loss included net unrealized holding gains of $1.6 million on the available-for-sale MBS portfolio, net of a tax provision of $0.6 million, $17.2 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, net of a tax benefit of $5.5 million, and $0.4 million of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $0.2 million.

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), we reported “non-GAAP core operating income”. We define core operating income as “economic net interest income” less “core general and administrative expenses.”

Economic Net Interest Income

Economic net interest income, a non-GAAP financial measure, represents the interest income earned net of the interest expense incurred from all of our interest bearing financial instruments as well as the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions. Economic net interest income is comprised of the following: periodic (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income or expense incurred from interest rate swap agreements.

We believe that economic net interest income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy, prior to the deduction of core general and administrative expenses.

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

•

TBA agency MBS dollar roll income. Dollar roll income represents the economic equivalent of net interest income (implied interest income net of financing costs) generated from our investments in non-specified fixed-rate agency MBS, executed through sequential series of forward-settling purchase and sale transactions that are settled on a net basis (known as “dollar roll” transactions). Dollar roll income is generated as a result of delaying, or “rolling,” the settlement of a forward-settling purchase of a TBA agency MBS by entering into an offsetting “spot” sale prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward-settling purchase of a TBA agency MBS of the same essential characteristics for a later settlement date at a price discount relative to the spot sale. The price discount of the forward-settling purchase relative to the contemporaneously executed spot sale reflects compensation for the interest income (inclusive of expected prepayments) that, at the time of sale, is expected to be foregone as a result of relinquishing beneficial ownership of the MBS from the settlement date of the spot sale until the settlement date of the forward purchase, net of implied repurchase financing costs. We calculate dollar roll income as the excess of the spot sale price over the forward-settling purchase price, and recognize this amount ratably over the period beginning on the settlement date of the sale and ending on the settlement date of the forward purchase. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income is reported as a component of the overall periodic change in the fair value of TBA forward commitments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

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

Core General and Administrative Expenses

Core general and administrative expenses are non-interest expenses reported within the line item “total general and administrative expenses” of the consolidated statements of comprehensive income less stock-based compensation expense. For the year ended December 31, 2016, core general and administrative expenses also exclude non-recurring expenses related to the 2016 proxy contest that are in excess of those normally incurred for an annual meeting of shareholders.

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the years ended December 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2016	2015
GAAP net interest income	$76,114	$102,374
TBA dollar roll income	19,261	6,743
Interest rate swap net interest expense	(17,825)	(1,282)
Economic net interest income	77,550	107,835
Core general and administrative expenses	(13,802)	(13,642)
Non-GAAP core operating income	$63,748	$94,193

Non-GAAP core operating income per diluted share	$2.75	$4.08
Weighted average diluted shares outstanding	23,202	23,088

Non-GAAP core operating income for the year ended December 31, 2016 is not directly comparable to the amount for the year ended December 31, 2015 as it relates to the line item “interest rate swap net interest expense.”  Prior to November 2015, we solely utilized hedging instruments other than interest rate swap agreements.  The economic costs or benefits of hedging instruments other than interest rate swap agreements do not affect the computation of non-GAAP core operating income.  As a result, the non-GAAP core operating income computed for the year ended December 31, 2015 includes less than two months of interest rate swap net interest expense while the amount for the year ended December 31, 2016 includes a full year of interest rate swap net interest expense.

The following table provides a reconciliation of GAAP pre-tax net income to non-GAAP core operating income for the years ended December 31, 2016 and 2015 (amounts in thousands):

	For the Year Ended December 31,
	2016	2015
GAAP loss before income taxes	$(13,960)	$(30,842)
Less:
Total investment loss, net	69,318	118,429
Stock-based compensation expense	2,975	1,145
Non-recurring proxy contest related expenses	3,979	—
Add back:
TBA dollar roll income	19,261	6,743
Interest rate swap net interest expense	(17,825)	(1,282)
Non-GAAP core operating income	$63,748	$94,193

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

As of December 31, 2016, our debt-to-equity leverage ratio was 9.7 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet. In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term financing (i.e. repurchase agreement financing), net payable or receivable for unsettled securities and net contractual forward price of our TBA commitments compared to our investable capital.  Our investable capital is calculated as the sum of our tangible stockholders’ equity and long-term unsecured debt. Tangible stockholders’ equity is measured as our stockholders’ equity less our net deferred tax asset, and our long-term unsecured debt is measured as our long-term unsecured debt excluding any unamortized issuance costs.  As of December 31, 2016, our “at risk” short-term financing to investable capital ratio was 11.3 to 1.

Cash Flows

As of December 31, 2016, our cash and cash equivalents totaled $54.8 million representing a net increase of $17.8 million from $37.0 million as of December 31, 2015. Cash provided by operating activities of $88.6 million during 2016 was attributable primarily to net interest income less our general and administrative expenses. Our cash used in investing activities of $49.8 million during 2016 relates primarily to purchases of agency MBS and funding of deposits for margin calls on the Company’s interest rate hedges, partially offset by sales of agency and private-label MBS and the principal payments received on agency MBS. Our cash used in financing activities of $20.9 million during 2016 relates primarily to dividend payments on common stock, partially offset by net proceeds from repurchase agreements and FHLB advances used to finance a portion of the MBS portfolio and proceeds from issuance of common stock.

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

As of December 31, 2016, liquid assets consisted primarily of cash and cash equivalents of $54.8 million and net investments in MBS of $263.5 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS.

Debt Capital

Long-Term Debt

As of December 31, 2016, we had $73.7 million of total long-term debt, net of unamortized debt issuance costs of $1.6 million. Our trust preferred debt with a principal amount of $15.0 million outstanding as of December 31, 2016 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of December 31, 2016 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of December 31, 2016 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (“SIFMA”) and may be amended and supplemented in accordance with industry standards for repurchase facilities. Our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination, the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	December 31, 2016	December 31, 2015
Pledged with agency MBS:
Repurchase agreements outstanding	$3,649,102	$2,797,561
Agency MBS collateral, at fair value	3,851,269	2,946,684
Net amount (1)	202,167	149,123
Weighted-average rate	0.96%	0.61%
Weighted-average term to maturity	19.3 days	12.8 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$—	$37,219
Private-label MBS collateral, at fair value	—	70,511
Net amount (1)	—	33,292
Weighted-average rate	—	2.42%
Weighted-average term to maturity	—	16.9 days
Total MBS:
Repurchase agreements outstanding	$3,649,102	$2,834,780
MBS collateral, at fair value	3,851,269	3,017,195
Net amount (1)	202,167	182,415
Weighted-average rate	0.96%	0.64%
Weighted-average term to maturity	19.3 days	12.8 days
Maximum amount outstanding at any month-end during the period	$3,653,114	$3,911,987

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of December 31, 2016, we had outstanding repurchase agreement balances with 14 counterparties and have master repurchase agreements in place with a total of 18 counterparties located throughout North America, Europe and Asia. As of December 31, 2016, less than 7% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing 27.6% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of December 31, 2016:

	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	11	76.5%
Europe	1	9.0%
Asia	2	14.5%
	14	100.0%

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including (i) interest rate derivative instruments such as interest rate swaps, Eurodollar futures, interest rate swap futures, U.S. Treasury note futures, and put and call options on U.S. Treasury note futures, and (ii) derivative instruments that economically serve as investments such as TBA contracts.

Interest Rate Derivative Instruments

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

As of December 31, 2016, we had outstanding centrally cleared interest rate swaps and exchange-traded options on 10-year U.S. Treasury note futures with the following net fair value and corresponding margin posted and received (in thousands):

	December 31, 2016
	Net Fair Value	Collateral Deposit	Collateral Received
Interest rate swaps	$61,366	$65,728	$61,367
Options on 10-year U.S. Treasury note futures	383	5,314	—

TBA Dollar Roll Transactions

TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments.  In a TBA dollar roll transaction, we do not intend to take physical delivery of the underlying agency MBS and will generally enter into an offsetting position and net settle the paired off position in cash.  However, under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.

Our TBA contracts are subject to master securities forward transaction agreements published by SIFMA as well as supplemental terms and conditions with each counterparty.  Under the terms of these agreements, we may be required to pledge collateral to our counterparty in the event the fair value of our TBA contracts declines and such counterparty demands collateral through a margin call.  Margin calls on TBA contracts are generally caused by such factors as rising interest rates or prepayments.  Our TBA contracts generally provide that valuations for our TBA commitments and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties.  However, in certain circumstances, our counterparties have the sole discretion to determine the value of the TBA commitment and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.

Equity Capital

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

During the year ended December 31, 2016, we issued 595,342 shares of Class A common stock at a weighted average public offering price of $16.57 per share for proceeds net of underwriting discounts and commissions of $9.7 million.  As of December 31, 2016, we had 1,154,658 shares of Class A common stock available for sale under the Equity Distribution Agreements.

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock.  During the year ended December 31, 2015, the Company repurchased 48,695 shares of its Class A common stock at an average price of $12.15 per share for a total cost of $0.6 million. As of December 31, 2016, 1,951,305 shares of Class A common stock remain available for repurchase under the repurchase program.

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

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements and other contractual commitments. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$75,300	$75,300
Interest on long-term debt (1)	4,584	4,584	4,584	4,584	4,584	17,036	39,956
Minimum rental commitments	458	471	483	497	—	—	1,909
	$5,042	$5,055	$5,067	$5,081	$4,584	$92,336	$117,165

(1)

Includes interest on (i) $25.0 million of Senior Notes due 2023 with a fixed annual interest rate of 6.625% that will mature on May 1, 2023 and (ii) $35.3 million of Senior Notes due 2025 with a fixed annual interest rate of 6.75% that will mature on March 15, 2025. Also includes interest on $15.0 million of trust preferred debt with variable interest rates indexed to three-month LIBOR and reset quarterly. Interest on trust preferred debt is based upon a weighted-average interest rate of 3.63%, which represents the weighted-average contractual interest rate in effect as of December 31, 2016. The trust preferred debt will mature beginning in October 2033 through July 2035.

Off-Balance Sheet Arrangements and Other Commitments

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of December 31, 2016, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of December 31, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. See Note 14 to our consolidated financial statements under “Item 8 - Financial Statements and Supplementary Data.”

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

Fair Value of Investments in MBS

Investments in agency MBS - Inputs to fair value measurements of the Company’s investments in agency MBS include price estimates obtained from third-party pricing services. In determining fair value, third-party pricing services use a market approach. The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and collateral pool characteristics) occurring on the measurement date. The Company makes inquiries of the third party pricing sources to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third-party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date. Changes in the market environment that may occur over the holding period of our agency MBS investments may cause the gains or losses that are ultimately realized to differ from those currently recognized in our consolidated financial statements based upon their current valuations.

Investments in private-label MBS - Private-label MBS trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs. In determining fair value, the Company primarily utilizes present value techniques based on estimated cash flows of each instrument taking into consideration various assumptions derived by management based on their observations of assumptions used by market participants. These assumptions are corroborated by evidence such as historical collateral performance data, evaluation of historical collateral performance data for other securities with comparable or similar risk characteristics, and observed completed or pending transactions in similar instruments, when available. The significant inputs to the Company’s valuation process include collateral default, loss severity, prepayment, and discount rates (i.e., the rate of return demanded by market participants as of the measurement date). In general, significant increases (decreases) in default, loss severity, or discount rate assumptions, in isolation, would result in a significantly lower (higher) fair value measurement. However, significant increases (decreases) in prepayment rate assumptions, in isolation, may result in a significantly higher (lower) fair value measurement depending upon the instrument’s specific characteristics and the overall payment structure of the issuing securitization vehicle. It is difficult to generalize the interrelationships between these significant inputs as the actual results could differ considerably on an individual security basis. Therefore, each significant input is closely analyzed to ascertain its reasonableness for the Company’s purposes of fair value measurement.

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	December 31, 2016		December 31, 2015
	Weighted- average (1)	Range	Weighted- average (1)	Range
Discount rate	6.50%	6.50 - 6.50%	5.57%	5.50 - 10.00%
Default rate	2.25%	2.25 - 2.25%	2.78%	1.45 - 6.20%
Loss severity rate	45.00%	45.00 - 45.00%	45.84%	35.00 - 65.00%
Prepayment rate	10.25%	10.25 - 10.25%	11.02%	7.75 - 17.70%

(1)	Based on face value.

The assumptions the Company applies are specific to each security. Although the Company relies on its internal calculations to estimate the fair value of these private-label MBS, the Company considers indications of value from actual sales of similar private-label MBS to assist in the valuation process and to calibrate its models.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, credit risk, spread risk, liquidity risk and regulatory risk. See “Item 1 - Business” in this Annual Report on Form 10-K for discussion of our risk management strategies related to these market risks. The following is additional information regarding certain of these market risks.

Interest Rate Risk

We are exposed to interest rate risk in our MBS portfolio. Our investments in MBS are financed with short-term borrowing facilities such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate derivative instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate derivatives include centrally cleared interest rate swaps as well as exchange-traded instruments, such as U.S. Treasury note futures, and options on U.S. Treasury note futures. Historically, we have also utilized exchange-traded Eurodollar futures and interest rate swap futures.

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

The tables that follow illustrate the estimated change in fair value for our current investments in agency MBS and derivative instruments under several hypothetical scenarios of interest rate movements. For the purposes of this illustration, interest rates are defined by the U.S. Treasury yield curve. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” Our estimate of the change in the fair value of agency MBS is based upon the same assumptions we use to manage the impact of interest rates on the portfolio. The interest rate sensitivity of our agency MBS and TBA commitments is derived from The Yield Book, a third-party model. Actual results could differ significantly from these estimates. The effective durations are based on observed fair value changes, as well as our own estimate of the effect of interest rate changes on the fair value of the investments, including assumptions regarding prepayments based, in part, on age and interest rate of the mortgages underlying the MBS, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of historical interest rate conditions.

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

	December 31, 2016
	Value	Value with 50 Basis Point Increase in Interest Rates	Percent Change	Value with 50 Basis Point Decrease in Interest Rates	Percent Change
Agency MBS	$3,911,375	$3,802,098	(2.79)%	$4,005,886	2.42%
TBA commitments, net	3,586	(20,543)	(672.87)%	24,333	578.56%
Interest rate swaps, net	61,366	146,534	138.79%	(23,802)	(138.79)%
Options on U.S. Treasury note futures, net	383	26,916	6927.57%	(9,557)	(2595.30)%
Shareholders' equity	383,416	361,710	(5.66)%	403,567	5.26%
Book value per share	$16.21	$15.29	(5.66)%	$17.06	5.26%

	December 31, 2016
	Value	Value with 100 Basis Point Increase in Interest Rates	Percent Change	Value with 100 Basis Point Decrease in Interest Rates	Percent Change
Agency MBS	$3,911,375	$3,681,450	(5.88)%	$4,073,776	4.15%
TBA commitments, net	3,586	(46,711)	(1402.59)%	38,799	981.97%
Interest rate swaps, net	61,366	231,701	277.57%	(108,969)	(277.57)%
Options on U.S. Treasury note futures, net	383	79,364	20621.74%	(11,147)	(3010.44)%
Shareholders' equity	383,416	352,511	(8.06)%	399,165	4.11%
Book value per share	$16.21	$14.90	(8.06)%	$16.88	4.11%

Spread Risk

Our investments in MBS expose us to “spread risk.”  Spread risk, also known as “basis risk,” is the risk of an increase in the spread between market participants’ required rate of return (or “market yield”) on our MBS and prevailing benchmark interest rates, such as the U.S. Treasury or interest rate swap rates.

The spread risk inherent to our investments in agency MBS and the resulting fluctuations in fair value of these securities can occur independent of changes in prevailing benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U. S. Federal Reserve, liquidity, or changes in market participants’ required rates of return on different assets. While we use interest rate derivative instruments to attempt to mitigate the sensitivity of our net book value to changes in prevailing benchmark interest rates, such instruments are generally not designed to mitigate spread risk inherent to our investment in agency MBS. Consequently, the value of our agency MBS and, in turn, our net book value, could decline independent of changes in interest rates.

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.9 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of December 31, 2016.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	December 31, 2016
	Value	Value with 10 Basis Point Increase in Agency MBS Spreads	Percent Change	Value with 10 Basis Point Decrease in Agency MBS Spreads	Percent Change
Agency MBS	$3,911,375	$3,888,186	(0.59)%	$3,934,564	0.59%
TBA commitments, net	3,586	(1,102)	(130.74)%	8,274	130.73%
Shareholders' equity	383,416	355,539	(7.27)%	411,293	7.27%
Book value per share	$16.21	$15.03	(7.27)%	$17.39	7.27%

	December 31, 2016
	Value	Value with 25 Basis Point Increase in Agency MBS Spreads	Percent Change	Value with 25 Basis Point Decrease in Agency MBS Spreads	Percent Change
Agency MBS	$3,911,375	$3,853,404	(1.48)%	$3,969,346	1.48%
TBA commitments, net	3,586	(8,135)	(326.84)%	15,306	326.84%
Shareholders' equity	383,416	313,724	(18.18)%	453,108	18.18%
Book value per share	$16.21	$13.26	(18.18)%	$19.16	18.18%

Credit Risk

We are exposed to credit risk to the extent we invest in private-label MBS. The private-label MBS in which we invest are generally backed by a pool of single-family residential mortgage loans.  The private-label MBS in which we invest are not issued or guaranteed by a U.S. government agency or GSE and are generally non-investment grade or not rated by major rating agencies.

Private-label MBS are generally only supported by one or more forms of private credit enhancements that may provide an extra layer of loss coverage in the event that credit losses are incurred upon foreclosure sale or other liquidations of underlying mortgage properties in amounts that exceed the equity holder’s equity interest in the property.  Forms of credit enhancement include issuer guarantees, reserve funds, private mortgage guaranty pool insurance, overcollateralization and structural subordination. In addition, private-label MBS are generally purchased at a discount to par value, which may provide further protection to credit losses of the underlying residential mortgage loan collateral.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2016, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 version). Based on management’s assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders (our 2017 Proxy Statement) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2017 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2017 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2016, included in “Item 8 - Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)
•	Consolidated Balance Sheets as of December 31, 2016 and 2015 (page F-3)
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 (page F-4)
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014 (page F-5)
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 (page F-6)
•	Notes to Consolidated Financial Statements (page F-7)

(2) Financial Statement Schedules.  All schedules are omitted because they are not required or because the information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Title
3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
3.02	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.03	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
3.04	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2016).

Exhibit Number	Exhibit Title
4.01

Form of Indenture governing the Senior Debt Securities by and between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.02

Form of Indenture governing the Subordinated Debt Securities by and between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.03

Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 1, 2013).

4.04

First Supplemental Indenture dated as of May 1, 2013 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 1, 2013).

4.05	Form of Senior Note. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).
4.06	Form of Subordinated Note. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).
4.07	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Company on May 1, 2013).
4.08	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).
4.09	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).
4.10

Second Supplemental Indenture, dated as of March 18, 2015, between the Company, Wells Fargo Bank, National Association, as Trustee and The Bank of New York Mellon, as Series Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A filed on March 18, 2015).

4.11	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on March 17, 2015).
10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2004).*
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

10.10	Form of Change in Control Continuity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2017).*
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.08 to the Registrant’s Annual Report on Form 10-K, filed on February 23, 2012).*
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

10.15

Equity Distribution Agreement, dated May 24, 2013, by and between the Company and MLV & Co. LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K filed on May 28, 2013).

Exhibit Number	Exhibit Title
11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8, and Note 2 to the Registrant’s Consolidated Financial Statements).†
12.01	Computation of Ratio of Earnings to Fixed Charges.†
21.01	List of Subsidiaries of the Registrant.†
23.01	Consent of PricewaterhouseCoopers LLP.†
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory plan or arrangement.
**

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 21, 2017	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints J. Rock Tonkel, Jr. and Richard E. Konzmann and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. ROCK TONKEL, JR.	President, Chief Executive Officer and Director	February 21, 2017
J. ROCK TONKEL, JR.	(Principal Executive Officer)

/s/ RICHARD E. KONZMANN	Executive Vice President, Chief Financial Officer and Treasurer	February 21, 2017
RICHARD E. KONZMANN	(Principal Financial and Accounting Officer)

/s/ ERIC F. BILLINGS	Executive Chairman of the Board	February 21, 2017
ERIC F. BILLINGS

/s/ DANIEL J. ALTOBELLO	Director	February 21, 2017
DANIEL J. ALTOBELLO

/s/ DANIEL E. BERCE	Director	February 21, 2017
DANIEL E. BERCE

/s/ DAVID W. FAEDER	Director	February 21, 2017
DAVID W. FAEDER

/s/ PETER A. GALLAGHER	Director	February 21, 2017
PETER A. GALLAGHER

/s/ RALPH S. MICHAEL III	Director	February 21, 2017
RALPH S. MICHAEL III

/s/ ANTHONY P. NADER III	Director	February 21, 2017
ANTHONY P. NADER III

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Arlington Asset Investment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Arlington Asset Investment Corp. and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for interest income on investments in agency mortgage-backed securities classified as trading securities from the coupon rate method to the contractual effective interest method in 2016.

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

/s/ PricewaterhouseCoopers LLP
McLean, VA

February 21, 2017

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$54,794	$36,987
Interest receivable	11,646	11,936
Mortgage-backed securities, at fair value
Agency	3,911,375	3,865,316
Private-label	1,266	130,553
Derivative assets, at fair value	74,889	12,991
Deferred tax assets, net	73,432	97,530
Deposits, net	11,149	29,429
Other assets	3,003	18,197
Total assets	$4,141,554	$4,202,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,649,102	$2,834,780
Federal Home Loan Bank advances	—	786,900
Interest payable	3,434	2,436
Accrued compensation and benefits	5,406	5,170
Dividend payable	15,739	14,504
Derivative liabilities, at fair value	9,554	553
Other liabilities	1,247	1,132
Long-term debt	73,656	73,433
Total liabilities	3,758,138	3,718,908
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 23,607,111 and 22,874,819 shares issued and outstanding, respectively	236	229
Class B common stock, $0.01 par value, 100,000,000 shares authorized, 20,256 and 102,216 shares issued and outstanding, respectively	—	1
Additional paid-in capital	1,910,284	1,898,085
Accumulated other comprehensive income, net of taxes of $-0- and $3,230, respectively	—	12,371
Accumulated deficit	(1,527,104)	(1,426,655)
Total stockholders’ equity	383,416	484,031
Total liabilities and stockholders’ equity	$4,141,554	$4,202,939

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Interest income
Agency mortgage-backed securities	$97,053	$105,914	$79,930
Private-label mortgage-backed securities	7,910	15,342	25,624
Other	373	7	23
Total interest income	105,336	121,263	105,577
Interest expense
Short-term debt	24,433	14,701	9,181
Long-term debt	4,789	4,188	2,210
Total interest expense	29,222	18,889	11,391
Net interest income	76,114	102,374	94,186
Investment loss, net
Realized gain on sale of available-for-sale investments, net	4,777	17,725	17,257
Other-than-temporary impairment charges	(1,737)	(2,417)	(449)
(Loss) gain on trading investments, net	(41,249)	(31,058)	102,122
Loss from derivative instruments, net	(31,660)	(104,743)	(139,938)
Other, net	551	2,064	721
Total investment loss, net	(69,318)	(118,429)	(20,287)
General and administrative expenses
Compensation and benefits	11,526	9,719	13,467
Other general and administrative expenses	9,230	5,068	5,032
Total general and administrative expenses	20,756	14,787	18,499
(Loss) income before income taxes	(13,960)	(30,842)	55,400
Income tax provision	27,387	38,561	47,647
Net (loss) income	$(41,347)	$(69,403)	$7,753
Basic (loss) earnings per share	$(1.79)	$(3.02)	$0.39
Diluted (loss) earnings per share	$(1.79)	$(3.02)	$0.38
Weighted-average shares outstanding (in thousands)
Basic	23,051	23,002	20,043
Diluted	23,051	23,002	20,397
Other comprehensive (loss) income, net of taxes
Unrealized gains (losses) on available-for-sale securities (net of taxes of $(3,946), $(4,281), and $633, respectively)	$(6,197)	$(7,033)	$995
Reclassification
Included in investment loss, net, related to sales of available-for-sale securities (net of taxes of $40, $(5,095), and $(5,499), respectively)	(7,235)	(17,945)	(11,666)
Included in investment loss, net, related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $676, $940, $175, respectively)	1,061	1,477	274
Comprehensive loss	$(53,718)	$(92,904)	$(2,644)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2013	16,047,965	$160	554,055	$6	$1,727,398	$46,269	$(1,220,562)	$553,271
Net income	—	—	—	—	—	—	7,753	7,753
Conversion of Class B common stock to Class A common stock	448,186	5	(448,186)	(5)	—	—	—	—
Issuance of Class A common stock	6,225,000	63	—	—	166,820	—	—	166,883
Issuance of Class A common stock under stock-based compensation plans	194,247	1	—	—	(1)	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	(54,476)	—	—	—	(1,478)	—	—	(1,478)
Stock-based compensation	—	—	—	—	3,813	—	—	3,813
Income tax benefit from stock-based compensation	—	—	—	—	475	—	—	475
Other comprehensive loss	—	—	—	—	—	(10,397)	—	(10,397)
Dividends declared	—	—	—	—	—	—	(75,046)	(75,046)
Balances, December 31, 2014	22,860,922	$229	105,869	$1	$1,897,027	$35,872	$(1,287,855)	$645,274

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2014	22,860,922	$229	105,869	$1	$1,897,027	$35,872	$(1,287,855)	$645,274
Net loss	—	—	—	—	—	—	(69,403)	(69,403)
Conversion of Class B common stock to Class A common stock	3,653	—	(3,653)	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans	97,651	—	—	—	—	—	—	—
Repurchase of Class A common stock	(48,695)	—	—	—	(593)	—	—	(593)
Repurchase of Class A common stock under stock-based compensation plans	(38,712)	—	—	—	(572)	—	—	(572)
Stock-based compensation	—	—	—	—	1,145	—	—	1,145
Income tax benefit from stock-based compensation	—	—	—	—	1,078	—	—	1,078
Other comprehensive loss	—	—	—	—	—	(23,501)	—	(23,501)
Dividends declared	—	—	—	—	—	—	(69,397)	(69,397)
Balances, December 31, 2015	22,874,819	$229	102,216	$1	$1,898,085	$12,371	$(1,426,655)	$484,031

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (continued)

(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2015	22,874,819	$229	102,216	$1	$1,898,085	$12,371	$(1,426,655)	$484,031
Net loss	—	—	—	—	—	—	(41,347)	(41,347)
Conversion of Class B common stock to Class A common stock	81,960	1	(81,960)	(1)	—	—	—	—
Issuance of Class A common stock	595,342	6	—	—	9,669	—	—	9,675
Issuance of Class A common stock under stock-based compensation plans	73,457	—	—	—	—	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	(18,467)	—	—	—	(269)	—	—	(269)
Stock-based compensation	—	—	—	—	2,974	—	—	2,974
Income tax provision from stock-based compensation	—	—	—	—	(175)	—	—	(175)
Other comprehensive loss	—	—	—	—	—	(12,371)	—	(12,371)
Dividends declared	—	—	—	—	—	—	(59,102)	(59,102)
Balances, December 31, 2016	23,607,111	$236	20,256	$—	$1,910,284	$—	$(1,527,104)	$383,416

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(41,347)	$(69,403)	$7,753
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Net investment loss, net	69,318	118,429	20,287
Net premium amortization on mortgage-backed securities	28,810	24,877	5,400
Deferred tax provision	27,330	36,399	46,378
Other	2,709	558	2,336
Changes in operating assets
Interest receivable	290	(1,235)	(5,528)
Other assets	1,759	754	(7,234)
Changes in operating liabilities
Interest payable and other liabilities	(531)	1,456	(340)
Accrued compensation and benefits	236	(897)	483
Net cash provided by operating activities	88,574	110,938	69,535
Cash flows from investing activities
Purchases of private-label mortgage-backed securities	(5,357)	(2,870)	—
Purchases of agency mortgage-backed securities	(2,917,361)	(2,040,883)	(2,030,995)
Proceeds from sales of private-label mortgage-backed securities	124,962	130,138	86,318
Proceeds from sales of agency mortgage-backed securities	2,302,011	1,057,842	65,251
Receipt of principal payments on private-label mortgage-backed securities	496	2,077	2,431
Receipt of principal payments on agency mortgage-backed securities	495,852	467,770	212,055
Payments for derivatives and deposits, net	(66,278)	(109,225)	(150,031)
Other	15,855	(14,112)	353
Net cash used in investing activities	(49,820)	(509,263)	(1,814,618)
Cash flows from financing activities
Proceeds from (repayments of) repurchase agreements, net	814,323	(344,995)	1,632,145
(Repayments of) proceeds from Federal Home Loan Bank advances, net	(786,900)	786,900	—
Proceeds from stock issuance, net	9,675	—	167,148
Proceeds from long-term debt issuance, net	—	34,063	—
Excess tax (provisions) benefits associated with stock-based awards	(175)	1,192	475
Dividends paid	(57,870)	(75,087)	(69,481)
Repurchase of common stock	—	(593)	—
Net cash (used in) provided by financing activities	(20,947)	401,480	1,730,287
Net increase (decrease) in cash and cash equivalents	17,807	3,155	(14,796)
Cash and cash equivalents, beginning of year	36,987	33,832	48,628
Cash and cash equivalents, end of year	$54,794	$36,987	$33,832
Supplemental cash flow information
Cash payments for interest	$28,000	$17,353	$10,959
Cash payments for taxes	$322	$433	$2,309
Non-cash investing activity:
Receipt of non-public equity securities upon dissolution of investee fund	$619	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that acquires and holds residential mortgage-related assets, primarily comprised of residential mortgage-backed securities (“MBS”). The Company’s investments in residential MBS include (i) residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a government-sponsored enterprise (“GSE”) such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which are collectively referred to as “agency MBS,” and (ii) residential MBS issued by private institutions for which the principal and interest payments are not guaranteed by a GSE, which are referred to as “private-label MBS” or “non-agency MBS.”

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

Note 3. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of December 31, 2016 and 2015, approximately 99% and 98%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

The Company retrospectively applied this change in accounting policy to all historical periods. Because the Company accounts for its investments in trading agency MBS on its consolidated balance sheets at fair value with all periodic changes in fair value reflected in the Company’s net income, this change in accounting policy did not have an effect on the Company’s historical consolidated balance sheets, net income, or comprehensive income. The change in accounting policy did, however, result in a reclassification between reported “gain (loss) on trading investments, net” and interest income on the Company’s historical consolidated statements of comprehensive income. As the Company’s agency MBS have generally been acquired at a premium to par value, historical reported interest income was reduced by periodic premium amortization, while periodic investment gains (losses) reported as a component of “gain (loss) on trading investments, net” were increased (decreased) by an equal and offsetting amount. The following table presents the effect of the Company’s retrospective application of the change in accounting policy to the fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Interest income: agency mortgage-backed securities:
As previously reported	$139,244	$97,900
Retrospective adjustment	(33,330)	(17,970)
As revised	$105,914	$79,930

Gain (loss) on trading investments, net:
As previously reported	$(64,388)	$84,152
Retrospective adjustment	33,330	17,970
As revised	$(31,058)	$102,122

Effect to previously reported net income (loss)	$—	$—

Interest Income Recognition for Investments in Private-Label MBS

The Company’s investments in private-label MBS were generally acquired at significant discounts to their par values due in large part to an expectation that the Company will be unable to collect all of the contractual cash flows of the securities. Investments in private-label MBS acquired prior to 2015 were classified as available-for-sale. The Company has elected to classify its investments in private-label MBS acquired in 2015 or later as trading securities. Interest income from investments in private-label MBS is recognized using a prospective level-yield methodology which is based upon each security’s effective interest rate. The amount of periodic interest income recognized is determined by applying the security’s effective interest rate to its amortized cost basis or reference amount. At the time of acquisition, the security’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. To prepare its best estimate of cash flows expected to be collected, the Company develops a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral for its investment, including assumptions about the timing and amount of prepayments and credit losses.

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

	Year Ended December 31,
(Shares in thousands)	2016	2015	2014
Basic weighted-average shares outstanding	23,051	23,002	20,043
Performance share units and unvested restricted stock	—	—	354
Diluted weighted-average shares outstanding	23,051	23,002	20,397
Net (loss) income	$(41,347)	$(69,403)	$7,753
Basic (loss) earnings per common share	$(1.79)	$(3.02)	$0.39
Diluted (loss) earnings per common share	$(1.79)	$(3.02)	$0.38

The diluted loss per share for the years ended December 31, 2016 and 2015 did not include the antidilutive effect of 150,996 and 86,372 shares, respectively, of unvested shares of restricted stock and performance share units.

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

January 1, 2019

A prospective transition approach is required for investments in debt securities for which an other-than-temporary impairment had been recognized before the effective date of the update.  Accordingly, the effect of the adoption of this update on the Company's consolidated financial statements will depend, in large part, on the extent to which the Company holds available-for-sale debt securities as of January 1, 2019 (if any) for which other-than-temporary impairments had been previously recognized. As of December 31, 2016, the Company does not hold any investment securities designated as available-for-sale.

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

Note 4. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2016, all of the Company’s investments in agency MBS are classified as trading securities. The following table provides the fair value of the Company’s available-for-sale and trading investments in agency MBS as of the dates indicated:

	Fair Value as of
	December 31, 2016	December 31, 2015
Agency MBS classified as:
Available-for-sale	$—	$26
Trading	3,911,375	3,865,290
Total	$3,911,375	$3,865,316

Substantially all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans. As of December 31, 2016, the Company’s portfolio of investments in agency MBS also includes investments in inverse interest-only agency MBS with an aggregate fair value of $1,923. The Company’s investments in inverse interest-only agency MBS represent beneficial interests in a portion of the interest cash flows of an underlying pool of pass-through agency MBS collateralized by adjustable-rate mortgage loans.

All periodic changes in the fair value of trading agency MBS that are not attributed to interest income are recognized as a component of “investment loss, net” in the accompanying consolidated statements of comprehensive income. The following table provides additional information about the gains and losses recognized as a component of “investment gain loss, net” in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in agency MBS classified as trading securities:

	Year Ended December 31,
	2016	2015	2014
Net (losses) gains recognized in earnings for:
Agency MBS still held at period end	$(62,363)	$(26,543)	$100,596
Agency MBS sold during the period	21,714	(4,465)	1,526
Total	$(40,649)	$(31,008)	$102,122

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

Note 5. Investments in Private-Label MBS

The Company’s investments in private-label MBS are reported in the accompanying consolidated balance sheets at fair value. Investments in private-label MBS acquired prior to 2015 were classified as available-for-sale. The Company has elected to classify its investments in private-label MBS acquired in 2015 or later as trading securities. The following table provides the fair value of the Company’s available-for-sale and trading investments in private-label MBS as of the dates indicated:

	Fair Value as of
	December 31, 2016	December 31, 2015
Private-label MBS classified as:
Available-for-sale	$—	$127,536
Trading	1,266	3,017
Total	$1,266	$130,553

During the years ended December 31, 2016 and 2015, the private-label MBS portfolio consisted primarily of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The majority of the trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure, while a minority of the issuing trusts employ a “pro-rata” principal repayment structure. Accordingly, the majority of the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate.

The prime and Alt-A residential mortgage loans that serve as collateral to the underlying REMIC securitization trusts of the Company’s private-label MBS had the following weighted average characteristics, based on face value, as of the dates indicated:

	December 31, 2016	December 31, 2015
Original loan-to-value	59%	66%
Original FICO score	726	723
Three-month voluntary prepayment rate (annualized)	1.3%	6.1%
Three-month default rate (annualized)	7.4%	4.7%
Three-month loss severity rate (1)	96.5%	36.9%
Three-month credit loss rate (annualized) (2)	7.1%	1.7%

(1)	Represents a “loss-given-default” rate. Private-label MBS collateral pools which experienced no defaults within the three-month historical period are excluded from the loss severity rate calculation.

(2)	Calculated as the three-month default rate multiplied by the three-month loss severity rate.

Available-for-Sale Private-Label MBS

Periodic changes in the fair value of the Company’s available-for-sale private-label MBS that are not attributed to interest income or other-than-temporary impairments represent unrealized holding gains and losses. Unrealized holding gains and losses are accumulated in other comprehensive income until the securities are sold. As of December 31, 2016, the Company had no available-for-sale private-label MBS. The following table provides gross unrealized gains and losses accumulated in other comprehensive income for the Company’s investments in available-for-sale private-label MBS as of December 31, 2015:

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

The following table presents the results of sales of available-for-sale private-label MBS for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Proceeds from sales	$113,983	$130,138	$86,318
Gross realized gains	5,819	18,145	17,397
Gross realized losses	1,042	420	140

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

The following table presents the changes in the accretable yield solely for available-for-sale private-label MBS for the periods indicated:

	Year Ended December 31,
	2016	2015
Beginning balance	$85,052	$202,108
Accretion	(6,744)	(15,218)
Reclassifications, net	(11,853)	(6,202)
Eliminations in consolidation	(3,515)	—
Sales	(62,940)	(95,636)
Ending balance	$—	$85,052

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

For the years ended December 31, 2016 and 2015, the Company recorded credit related other-than-temporary impairment charges of $1,737 and $2,417, respectively, as a component of “investment loss, net” on the consolidated statements of comprehensive income on certain available-for-sale private-label MBS. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale private-label MBS held as of the dates indicated:

	Year Ended December 31,
	2016	2015
Cumulative credit related other-than-temporary impairments, beginning balance	$14,017	$18,903
Additions for:
Securities for which other-than-temporary impairments have not previously occurred	1,737	2,417
Securities with previously recognized other-than-temporary impairments	—	—
Reductions for sold or matured securities	(15,754)	(7,303)
Cumulative credit related other-than-temporary impairments, ending balance	$—	$14,017

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

	Year Ended December 31,
	2016	2015	2014
Net losses recognized in earnings for:
Private-label MBS still held at period end	$(379)	$(50)	$—
Private-label MBS sold during the period	(221)	—	—
Total	$(600)	$(50)	$—

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

As of December 31, 2016 and 2015, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	December 31, 2016	December 31, 2015
Pledged with agency MBS:
Repurchase agreements outstanding	$3,649,102	$2,797,561
Agency MBS collateral, at fair value	3,851,269	2,946,684
Net amount (1)	202,167	149,123
Weighted-average rate	0.96%	0.61%
Weighted-average term to maturity	19.3 days	12.8 days
Pledged with private-label MBS:
Repurchase agreements outstanding	$—	$37,219
Private-label MBS collateral, at fair value	—	70,511
Net amount (1)	—	33,292
Weighted-average rate	—	2.42%
Weighted-average term to maturity	—	16.9 days
Total MBS:
Repurchase agreements outstanding	$3,649,102	$2,834,780
MBS collateral, at fair value	3,851,269	3,017,195
Net amount (1)	202,167	182,415
Weighted-average rate	0.96%	0.64%
Weighted-average term to maturity	19.3 days	12.8 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Weighted-average outstanding balance	$3,391,465	$3,390,402
Weighted-average rate	0.70%	0.42%

Federal Home Loan Bank Advances

In September 2015, the Company’s wholly-owned captive insurance subsidiary, Key Bridge Insurance, LLC (“Key Bridge”), was granted membership to the Federal Home Loan Bank of Cincinnati (“FHLBC”). The FHLBC, like each of the 11 regional Federal Home Loan Banks (collectively, the “FHLB”), is a cooperative that provides its member financial institutions with a number of financial products and services, including short and long-term secured borrowings that are known as “advances.” FHLBC advances may be collateralized by a number of real estate related assets, including agency MBS. As a member of the FHLBC, Key Bridge is required to acquire membership stock as well as activity-based stock (the amount of which is based upon a percentage of the dollar amount of its outstanding advances) in the FHLBC. As of December 31, 2016 and 2015, Key Bridge held $2 and $15,740 of capital stock in the FHLBC, respectively, which is included in “other assets” in the accompanying consolidated balance sheets. Similar to a repurchase agreement borrowing, the Company pledged agency MBS as collateral to secure the advance to Key Bridge, the amount of which is equal to a specified percentage of the fair value of the pledged collateral. The Company retained beneficial ownership of the pledged collateral throughout the term of the advance arrangement. The FHLBC held the right to require that the Company pledge additional collateral to secure borrowings when the value of the collateral declined.

On January 12, 2016, the regulator of the FHLB system, the Federal Housing Finance Agency (“FHFA”), released a final rule that amends regulations governing FHLB membership, including an amendment which prevents captive insurance companies from being eligible for FHLB membership. Under the terms of the final rule, Key Bridge is required to terminate its membership and repay its existing advances within one year following the final rule’s effective date of February 19, 2016. In addition, Key Bridge is prohibited from obtaining new advances during the one-year transition period. During the first quarter of 2016, the Company repaid all of its outstanding FHLBC advances, funded primarily through proceeds obtained from traditional repurchase agreement financing arrangements.

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

Long-Term Debt

As of December 31, 2016 and 2015, the Company had $73,656 and $73,433, respectively, of outstanding long-term debentures, net of unamortized debt issuance costs of $1,644 and $1,867, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	December 31, 2016			December 31, 2015
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.63%	6.75%	6.625%	3.07%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

The Company exchanges collateral with the counterparties to its interest rate derivative instruments at least on a daily basis based upon daily changes in fair value (also known as “variation margin”) as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. Receivables recognized for the right to reclaim cash initial and variation margin posted in respect of interest rate derivative instruments are included in the line item “deposits, net” in the accompanying consolidated balance sheets. In its consolidated balance sheets, the Company has elected to offset any payables recognized for the obligation to return cash variation margin received from an interest rate derivative instrument counterparty against receivables recognized for the right to reclaim cash initial margin posted by the Company to that same counterparty.

To-Be-Announced Agency MBS Transactions, Including “Dollar Rolls”

In addition to interest rate derivatives that are used for interest rate risk management, the Company is a party to derivative instruments that economically serve as investments, such as forward contracts to purchase fixed-rate “pass-through” agency MBS on a non-specified pool basis, which are known as to-be-announced (“TBA”) contracts. A TBA contract is a forward contract for the purchase or sale of a fixed-rate agency MBS at a predetermined price, face amount, issuer, coupon, and stated maturity for settlement on an agreed upon future date. The specific agency MBS that will be delivered to satisfy the TBA trade is not known at the inception of the trade. The Company accounts for TBA contracts as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA contract that its settlement will result in physical delivery of the underlying agency MBS, or the individual TBA contract will not settle in the shortest time period possible.

The Company’s agency MBS investment portfolio includes net purchase (or “net long”) positions in TBA securities, which are primarily the result of executing sequential series of “dollar roll” transactions. The Company executes dollar roll transactions as a means of investing in and financing non-specified fixed-rate agency MBS. Such transactions involve effectively delaying (or “rolling”) the settlement of a forward purchase of a TBA agency MBS by entering into an offsetting sale prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward purchase of a TBA agency MBS of the same characteristics for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as the dollar roll “price drop,” reflects compensation for the net interest income (interest income less financing costs) that is foregone as a result of relinquishing beneficial ownership of the MBS for the duration of the dollar roll (also known as “dollar roll income”). By executing a sequential series of dollar roll transactions, the Company is able to create the economic experience of investing in an agency MBS, financed with a repurchase agreement, over a period of time. Forward purchases and sales of TBA securities are accounted for as derivative instruments in the Company’s financial statements. Accordingly, dollar roll income is recognized as a component of “investment gains (losses), net” along with all other periodic changes in the fair value of TBA commitments.

In addition to transacting in net long positions in TBA securities for investment purposes, the Company may also, from time to time, transact in net sale (or “net short”) positions in TBA securities for the purpose of economically hedging a portion of the sensitivity of the fair value of the Company’s investments in agency MBS to changes in interest rates.

Cash collateral posted by the Company with respect to TBA transactions is included in the line item “deposits, net” in the accompanying consolidated balance sheets.

In addition to TBA transactions, the Company may, from time to time, enter into commitments to purchase or sell specified agency MBS that do not qualify as regular-way security trades. Such commitments are also accounted for as derivative instruments.

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$63,315	$(1,949)	$6,153	$—
10-year U.S. Treasury note futures	—	—	6,813	—
Options on 10-year U.S. Treasury note futures	4,289	(3,906)	—	—
Put options on Eurodollar futures	—	—	25	—
TBA commitments	7,285	(3,699)	—	(553)
Total	$74,889	$(9,554)	$12,991	$(553)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,375,000	1.10%	0.97%	1.7	$6,470
3 to less than 7 years	350,000	1.84%	1.00%	3.7	(769)
7 to 10 years	1,600,000	1.93%	0.96%	9.2	50,511
Total / weighted-average	$3,325,000	1.58%	0.97%	5.5	$56,212

The following table presents information about the Company’s forward-starting interest rate swap agreements that had yet to take effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$5,154

The following table presents information about the Company’s interest rate swap agreements as of December 31, 2015, all of which were in effect as of that date:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$750,000	1.04%	0.49%	1.9	$1,166
3 to less than 7 years	—	—	—	—	—
7 to 10 years	750,000	2.12%	0.43%	9.9	4,987
Total / weighted-average	$1,500,000	1.58%	0.46%	5.9	$6,153

Options on 10-year U.S. Treasury Note Futures

The Company has purchased and sold exchange-traded options on U.S. Treasury note futures contracts as of December 31, 2016 with the objective of hedging a portion of the interest rate sensitivity of the Company’s agency MBS portfolio. As of December 31, 2016, the Company holds put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty with an equivalent notional amount of $1,650,000 that were struck at a weighted average strike price that equates to a 10-year U.S. Treasury rate of approximately 2.77%. In addition, the Company has sold, or written, call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company with an equivalent notional amount of $1,000,000 that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 2.24%. In order to limit its exposure on the sold call options from a significant decline in long-term interest rates, the Company also purchased contracts that provide the Company with the option to buy 10-year U.S. Treasury note futures from a counterparty with an equivalent notional amount of $1,000,000 as of December 31, 2016 that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 2.12%. The options may be exercised at any time prior to their expiry, which occurs in the first quarter of 2017, and, if exercised, will be net settled in cash. Information about the Company’s outstanding put and call options on 10-year U.S. Treasury note futures contracts as of December 31, 2016 is as follows:

	Notional Amount Long/(Short)	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
January 2017 expiration	$950,000	120.8	2.87%	$539
February 2017 expiration	700,000	122.6	2.64%	3,281
Total / weighted average for purchased put options	$1,650,000	121.6	2.77%	$3,820
Sold call options:
January 2017 expiration	$(100,000)	126.0	2.25%	$(141)
February 2017 expiration	(900,000)	126.0	2.24%	(3,765)
Total / weighted average for sold call options	$(1,000,000)	126.0	2.24%	$(3,906)
Purchased call options:
January 2017 expiration	$1,000,000	127.1	2.12%	$469
				$383

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

10-year U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of December 31, 2015 were short positions with an aggregate notional amount of $1,335,000 that matured in March 2016. Upon the maturity date of these futures contracts, the Company had the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. The Company elected to net settle these contracts in cash.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	December 31, 2016
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.0% coupon purchase commitments	$725,000	$718,887	$720,027	$1,140
3.5% coupon purchase commitments	25,000	25,586	25,613	27
3.5% coupon sale commitments	(25,000)	(25,602)	(25,613)	(11)
Total dollar roll positions, net	725,000	718,871	720,027	1,156
TBA commitments serving as economic hedges:
3.5% coupon purchase commitments	600,000	608,601	614,719	6,118
3.5% coupon sale commitments	(600,000)	(611,031)	(614,719)	(3,688)
Total economic hedges, net	-	(2,430)	-	2,430
Total TBA commitments, net	$725,000	$716,441	$720,027	$3,586

	December 31, 2015
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.5% coupon purchase commitments	$275,000	$283,928	$283,469	$(459)
4.0% coupon purchase commitments	100,000	105,883	105,789	(94)
Total TBA commitments, net	$375,000	$389,811	$389,258	$(553)

Derivative Instrument Gains and Losses

The following table provides information about the derivative gains and losses recognized within the periods indicated:

	For the Year Ended December 31,
	2016	2015
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(17,825)	$(1,282)
Unrealized gains, net	57,206	7,419
Losses realized upon early termination	(300)	—
Total interest rate swap gains, net	39,081	6,137
Eurodollar futures, net	—	(59,908)
U.S. Treasury note futures, net	(63,235)	10,344
Options on U.S. Treasury note futures, net	2,063	—
10-year interest rate swap futures and other, net	(25)	(63,000)
Total interest rate derivative losses, net	(22,116)	(106,427)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	19,261	6,743
Other losses on agency MBS commitments, net	(28,805)	(5,059)
Total (losses) gains on agency MBS commitments, net	(9,544)	1,684
Total derivative losses, net	$(31,660)	$(104,743)

(1)	Represents the periodic net interest settlement incurred during the period (often referred to as "net interest carry").
(2)

Represents the price discount of forward-settling TBA purchases relative to a contemporaneously executed “spot” TBA sale, which economically equates to net interest income that is earned ratably over the period beginning on the settlement date of the sale and ending on the settlement date of the forward-settling purchase.

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Year Ended December 31, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,500,000	$2,575,000	$—	$(375,000)	$3,700,000
10-year U.S. Treasury note futures	1,335,000	1,482,500	(2,230,000)	(587,500)	—
Purchased put options on 10-year U.S. Treasury note futures	—	11,214,500	(9,564,500)	—	1,650,000
Sold call options on 10-year U.S. Treasury note futures	—	3,450,000	(2,450,000)	—	1,000,000
Purchased call options on 10-year U.S. Treasury note futures	—	2,620,000	(1,620,000)	—	1,000,000
Put options on Eurodollar futures	4,000,000	—	(4,000,000)	—	—
Commitments to purchase (sell) MBS, net	375,000	9,850,441	(9,500,441)	—	725,000

	For the Year Ended December 31, 2015
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Eurodollar futures	$41,090,000	$11,841,000	$(7,235,000)	$(45,696,000)	$—
10-year interest rate swap futures	1,145,000	2,685,000	(3,130,000)	(700,000)	—
Interest rate swaps	—	1,500,000	—	—	1,500,000
2-year U.S. Treasury note futures	—	350,000	(350,000)	—	—
10-year U.S. Treasury note futures	—	3,020,000	(1,510,000)	(175,000)	1,335,000
Put options on Eurodollar futures	—	6,000,000	(2,000,000)	—	4,000,000
Commitments to purchase (sell) MBS, net	200,000	2,782,544	(2,607,544)	—	375,000

Cash Collateral Posted and Received for Derivative Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	December 31, 2016	December 31, 2015
Cash collateral posted for:
Interest rate swaps	$65,728	$17,434
Options on U.S. Treasury note futures	5,314	—
U.S. Treasury note futures	—	11,197
TBA commitments	1,474	798
Total cash collateral posted	72,516	29,429
Cash collateral received for interest rate swaps	(61,367)	—
Total cash collateral posted, net	$11,149	$29,429

Note 8. Offsetting of Financial Assets and Liabilities

The agreements that govern certain of the Company’s derivative instruments and collateralized short-term financing arrangements provide for a right of setoff in the event of default or bankruptcy with respect to either party to such transactions. The Company presents derivative assets and liabilities as well as collateralized short-term financing arrangements on a gross basis. In its consolidated balance sheets, the Company has elected to offset any payables recognized for the obligation to return cash variation margin received from an interest rate derivative instrument counterparty against receivables recognized for the right to reclaim cash initial margin posted by the Company to that same counterparty; the net receivable due from interest rate derivative instrument counterparties is reflected in the line item “deposits, net” in the accompanying consolidated balance sheets.

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Options on U.S. Treasury note futures	$4,289	$—	$4,289	$(3,906)	$—	$383
Interest rate swaps	63,315	—	63,315	(1,949)	(61,366)	—
TBA commitments	7,285	—	7,285	—	—	7,285
Total derivative instruments	74,889	—	74,889	(5,855)	(61,366)	7,668
Deposits, net	72,516	(61,367)	11,149	—	—	11,149
Total assets	$147,405	$(61,367)	$86,038	$(5,855)	$(61,366)	$18,817
Liabilities:
Derivative instruments:
Options on U.S. Treasury note futures	$3,906	$—	$3,906	$(3,906)	$—	$—
Interest rate swaps	1,949	—	1,949	(1,949)	—	—
TBA commitments	3,699	—	3,699	—	(1,474)	2,225
Total derivative instruments	9,554	—	9,554	(5,855)	(1,474)	2,225
Deposits, net	61,367	(61,367)	—	—	—	—
Repurchase agreements	3,649,102	—	3,649,102	(3,649,102)	—	—
Total liabilities	$3,720,023	$(61,367)	$3,658,656	$(3,654,957)	$(1,474)	$2,225

	As of December 31, 2015
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$6,153	$—	$6,153	$—	$—	$6,153
10-year U.S. Treasury note futures	6,813	—	6,813	—	—	6,813
Put options on Eurodollar futures	25	—	25	—	—	25
Total derivative instruments	12,991	—	12,991	—	—	12,991
Total assets	$12,991	$—	$12,991	$—	$—	$12,991
Liabilities:
Derivative instruments:
TBA commitments	$553	$—	$553	$—	$(387)	$166
Total derivative instruments	553	—	553	—	(387)	166
Repurchase agreements	2,834,780	—	2,834,780	(2,834,780)	—	—
Federal Home Loan Bank advances	786,900	—	786,900	(786,900)	—	—
Total liabilities	$3,622,233	$—	$3,622,233	$(3,621,680)	$(387)	$166

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

The Company measures the fair value of the following assets and liabilities:

Mortgage-backed securities

Agency MBS - The Company’s investments in agency MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in agency MBS include price estimates obtained from third-party pricing services. In determining fair value, third-party pricing services use a market approach.  The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and collateral pool characteristics) occurring on the measurement date. The Company makes inquiries of the third party pricing sources to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third-party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date.

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

Forward-settling purchases and sales of TBA securities - Forward-settling purchases and sales of TBA securities are classified within Level 2 of the fair value hierarchy. The fair value of each forward-settling TBA contract is measured using broker or dealer quotations, which are based upon readily observable transaction prices occurring on the measurement date for forward-settling contracts to buy or sell TBA securities with the same guarantor, contractual maturity, and coupon rate for delivery on the same forward settlement date as the contract under measurement.

Other

Long-term debt - As of December 31, 2016 and 2015, the carrying value of the Company’s long-term debt was $73,656 and $73,433, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term debt is $66,489 and $59,130 as of December 31, 2016 and 2015, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

FHLBC capital stock - FHLBC capital stock is initially purchased at par and may only be transferred back to the FHLBC or to another FHLBC member, subject to approval by the FHLBC, also at par. Due to the restrictions placed on transferability, it is not practical to determine the fair value of FHLBC capital stock. The par value and carrying amount of the FHLBC capital stock included in the line item “other assets” on the Company’s consolidated balance sheets is $2 and $15,740 as of December 31, 2016 and 2015, respectively.

Investments in equity securities of non-public companies and investment funds - As of December 31, 2016 and 2015, the Company had investments in equity securities and investment funds with a carrying amount of $1,918 and $1,558, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.  As of December 31, 2016, $533 of these investments represent securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets; the Company measures the fair value of these securities on a recurring basis, recognizing the periodic change in fair value in earnings.  The remaining $1,385 in investments in equity securities of non-public companies and investment funds as of December 31, 2016, and the entire population of such securities as of December 31, 2015, were measured at cost, net of impairments.  The Company’s estimate of the fair value of investments in equity securities and investment funds is $6,034 and $5,989 as of December 31, 2016 and 2015, respectively. Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee and then waterfalls the enterprise value over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies, including the consideration of recent investments in, or tender offers for, the equity securities of the investee. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

Financial assets and liabilities for which carrying value approximates fair value - Cash and cash equivalents, deposits, net, receivables, repurchase agreements, FHLB advances, payables, and other assets and liabilities are reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2016 and 2015. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,911,375	$—	$3,911,375	$—
Private-label MBS	1,266	—	—	1,266
Total MBS	3,912,641	—	3,911,375	1,266
Derivative assets	74,889	4,289	70,600	—
Derivative liabilities	(9,554)	(3,906)	(5,648)	—
Other assets	533	—	—	533
Total	$3,978,509	$383	$3,976,327	$1,799

	December 31, 2015
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,865,290	$—	$3,865,290	$—
Private-label MBS	3,017	—	—	3,017
Total trading	3,868,307	—	3,865,290	3,017
Available-for-sale:
Agency MBS	26	—	26	—
Private-label MBS	127,536	—	—	127,536
Total available-for-sale	127,562	—	26	127,536
Total MBS	3,995,869	—	3,865,316	130,553
Derivative assets	12,991	6,838	6,153	—
Derivative liabilities	(553)	—	(553)	—
Total	$4,008,307	$6,838	$3,870,916	$130,553

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the years ended December 31, 2016 and 2015.

Level 3 Financial Assets and Liabilities

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	December 31, 2016		December 31, 2015
	Weighted- average (1)	Range	Weighted- average (1)	Range
Discount rate	6.50%	6.50 - 6.50%	5.57%	5.50 - 10.00%
Default rate	2.25%	2.25 - 2.25%	2.78%	1.45 - 6.20%
Loss severity rate	45.00%	45.00 - 45.00%	45.84%	35.00 - 65.00%
Total prepayment rate (including defaults)	10.25%	10.25 - 10.25%	11.02%	7.75 - 17.70%

(1)	Based on face value.

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2016	2015
Beginning balance	$130,553	$267,649
Total net gains (losses)
Included in investment loss, net	2,973	15,776
Included in other comprehensive income	(15,601)	(31,937)
Purchases	5,357	2,870
Sales	(124,962)	(130,138)
Payments, net	(4,431)	(9,009)
Accretion of discount	7,910	15,342
Ending balance	$1,799	$130,553
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(465)	$(2,468)

Note 10. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2016, the Company had net operating loss (“NOL”) carry-forwards of $95,725 that can be used to offset future taxable ordinary income. The Company’s NOL carry-forwards begin to expire in 2027. As of December 31, 2016, the Company had net capital loss (“NCL”) carry-forwards of $310,897 that can be used to offset future capital gains. The scheduled expirations of the Company’s NCL carry-forwards are $136,840 in 2019, $102,927 in 2020 and $71,130 in 2021.  The Company is subject to federal alternative minimum tax (“AMT”) and state and local taxes on its taxable income and gains that are not offset by its NOL and NCL carry-forwards.

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities pursuant to the application of GAAP and their respective tax bases and are stated at tax rates expected to be in effect when the taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating loss carry-forwards, net capital loss carry-forwards and any tax credit carry-forwards. Deferred tax assets and liabilities consisted of the following as of dates indicated:

	2016	2015
Net operating loss carry-forward	$37,238	$41,660
Net unrealized losses on investments and derivatives	19,108	24,677
AMT credit	8,427	8,195
Stock-based compensation	2,426	2,004
Deferred net losses on designated derivatives	1,386	8,066
Other, net	208	(34)
Capital loss carry-forward	120,939	93,625
Valuation allowance on capital loss carry-forward	(116,300)	(80,663)
Deferred tax assets, net	$73,432	$97,530

The provision for income taxes from operations consists of the following for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Federal	$23,163	$32,613	$40,298
State	4,224	5,948	7,349
Total income tax provision	$27,387	$38,561	$47,647
Current	$232	$970	$796
Deferred	27,155	37,591	46,851
Total income tax provision	$27,387	$38,561	$47,647

The provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company and its subsidiaries’ income tax attributable to net income computed at federal statutory rates to the provision for income taxes for the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Federal income tax at statutory rate	$(4,886)	$(10,795)	$19,390
State income taxes, net of federal benefit	(544)	(1,203)	2,161
Expiration of capital loss carry-forward	—	—	4,668
Losses on available-for sale MBS acquired prior to 2012	(2,838)	(3,987)	(1,178)
Tax character adjustments	—	(1,934)	(1,656)
Other, net	18	45	34
Valuation allowance	35,637	56,435	24,228
Total income tax provision	$27,387	$38,561	$47,647

A valuation allowance is provided against the deferred tax asset if, based on the Company’s evaluation, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed. Items considered in determining our valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carry-forward periods and the expected timing of the reversal of temporary differences. As of December 31, 2016 and 2015, the Company provided a valuation allowance against the portion of its NCL carry-forwards for which the Company believes it is more likely than not that the benefits will not be realized prior to expiration. During the years ended December 31, 2016, 2015 and 2014, the Company recorded an increase to its valuation allowance of $35,637, $56,435 and $24,228, respectively. The increase in the valuation allowance was primarily due to the increase in the NCL carry-forwards from net capital losses generated during those periods primarily as a result of unrealized and realized net capital losses from certain of its derivative hedging instruments.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of December 31, 2016 and 2015, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the IRS and state and local authorities in jurisdictions where the Company has significant business operations. The Company’s federal tax returns for 2013 and forward remain subject to examination by the IRS. As of December 31, 2016, there are no on-going examinations.

Note 11. Commitments and Contingencies

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements. The following table sets forth these contractual obligations by fiscal year:

	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$75,300	$75,300
Minimum rental commitments	458	471	483	497	—	—	1,909
	$458	$471	$483	$497	$—	$75,300	$77,209

Note 12. Shareholders’ Equity

The Company has authorized share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share; 100,000,000 shares of Class B common stock, par value $0.01 per share; and 25,000,000 shares of undesignated preferred stock. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company.  The Company’s Board of Directors has the authority, without further action by the shareholders, to issue preferred stock in one or more series and to fix the terms and rights of the preferred stock.

Conversion of Class B Common Stock to Class A Common Stock

On October 28, 2016, the Company entered into exchange agreements with each of the Company’s Executive Chairman and Chief Executive Officer to exchange all of their shares of Class B common stock for shares of the Company’s Class A common stock.

During the years ended December 31, 2016 and 2015, holders of the Company's Class B common stock converted an aggregate of 81,960 and 3,653 shares of Class B common stock into 81,960 and 3,653 shares of Class A common stock, respectively.

As of the filing of this Annual Report on Form 10-K, all remaining shares of Class B common stock had been exchanged for shares of the Company’s Class A common stock.

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

During the year ended December 31, 2016, we issued 595,342 shares of Class A common stock at a weighted average public offering price of $16.57 per share for proceeds of $9,675, net of underwriting discounts and commissions.  As of December 31, 2016, we had 1,154,658 shares of Class A common stock available for sale under the Equity Distribution Agreements.

Equity Offerings

During the year ended December 31, 2014, the Company completed public offerings as follows:

Closing date of the offering	March 28, 2014	September 8, 2014
Shares sold to public	2,750,000	2,750,000
Shares sold pursuant to the underwriter over-allotment	312,500	412,500
Total shares of Class A common stock	3,062,500	3,162,500
Public offering price per share	$27.40	$27.61
Net proceeds (1)	$81,669	$85,214

(1)	Net of underwriting discounts and commissions and expenses.

Share Repurchases

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of its Class A common stock (the “Repurchase Program”).  Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.

During the year ended December 31, 2015, the Company repurchased 48,695 shares of its Class A common stock at an average price of $12.15 per share for a total cost of $593. As of December 31, 2016, 1,951,305 shares of Class A common stock remain available for repurchases under the Repurchase Program.

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

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared and paid the following dividends in 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 16	December 30	January 31, 2017
September 30	0.625	September 15	September 30	October 31
June 30	0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

The Board of Directors approved and the Company declared and paid the following dividends for 2015:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 17	December 31	January 29, 2016
September 30	0.625	September 17	September 30	October 30
June 30	0.875	June 17	June 30	July 31
March 31	0.875	March 10	March 31	April 30

Note 13. Long-Term Incentive Plan

The Company provides its employees and its non-employee directors with long-term incentive compensation in the form of stock-based awards. On April 7, 2014, the Board of Directors adopted the Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders and became effective on July 15, 2014.

Under the 2014 Plan, a maximum number of 2,000,000 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2014 Plan, were authorized for issuance and may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of December 31, 2016, 1,861,983 shares remained available for issuance under the 2014 Plan. The 2014 Plan replaced the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (the “2011 Plan”). No additional grants will be made under the 2011 Plan. However, previous grants under the 2011 Plan will remain in effect subject to the terms of the 2011 Plan and the applicable award agreement, and shares of Class A common stock may be issued under the 2011 Plan. The shares of Class A common stock to be issued under the 2011 Plan are subject to the achievement of performance measures and/or vesting. As of December 31, 2016, 269,283 shares remained available for issuance under the 2011 Plan.

Under the 2014 Plan, the Compensation Committee of the Company’s Board of Directors may grant restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options, stock appreciation rights (“SARs”) and/or other stock-based awards. However, no participant may be granted (i) stock options or SARs during any twelve-month period covering more than 300,000 shares or (ii) restricted stock, RSUs, PSUs and/or other stock-based awards denominated in shares that are intended to qualify as performance based compensation under Section 162(m) that permit the participant to earn more than 300,000 shares for each twelve months in the vesting or period on which performance is measured (“Performance Period”). These share limits are subject to adjustment in the event of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split, reverse stock split, spin-off, extraordinary cash dividend or similar transaction or other change in corporate structure affecting the share. In addition, during any calendar year no participant may be granted performance awards that are denominated in cash and that are intended to qualify as performance based compensation under Section 162(m) under which more than $10,000 may be earned for each twelve months in the Performance Period. Each of the individual award limits described in this paragraph will be multiplied by two during the first calendar year in which the participant commences employment with the Company and its affiliates. The 2014 Plan will terminate on the tenth anniversary of its effective date unless sooner terminated by the Board of Directors.

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

The Company has granted performance stock units to executive officers of the Company that are convertible into shares of Class A common stock following the applicable performance periods. The performance goals established by the Compensation Committee are based on (i) the compound annualized growth in the Company’s book value per share ( i.e., book value change with such adjustments as determined and approved by the Compensation Committee plus dividends on a reinvested basis) during the applicable performance period (“Book Value PSUs’), and (ii) the compound annualized total shareholder return ( i.e., share price change plus dividends on a reinvested basis) during the applicable performance period (“TSR PSUs”).

The Compensation Committee of the Board of Directors of the Company approved the following PSU grants for the periods indicated:

	December 31,
	2016	2015	2014
Book Value PSUs granted	71,926	45,054	35,126
Book Value PSU grant date fair value per share	$12.93	$19.56	$27.26
TSR PSUs granted	80,173	58,169	35,593
TSR PSU grant date fair value per share	$11.60	$15.15	$26.90

For the Company’s Book Value PSUs, the grant date fair value per share is based on the close price on the date of grant. For the Company’s TSR PSUs, the grant date fair value per share is based on a Monte Carlo simulation model. The following assumptions, determined as of the date of grant, were used in the Monte Carlo simulation model to measure the grant date fair value per share of the Company’s TSR PSUs for the periods indicated:

	TSR PSUs Granted in:
	2016	2015	2014
Closing stock price on date of grant	$12.93	$19.56	$27.26
Beginning average stock price on date of grant (1)	$13.40	$20.82	$27.68
Expected volatility (2)	24.78%	21.72%	31.03%
Dividend yield (3)	0.00%	0.00%	0.00%
Risk-free rate (4)	0.71%	1.08%	0.90%

(1)	Based upon the 30 trading days prior to and including the date of grant.
(2)	Based upon the most recent three-year volatility as of the date of grant.
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

The vesting of the PSUs is subject to both continued employment under the terms of the award agreement and the achievement of the Company performance goals established by the Compensation Committee. For PSU awards granted during the three years ended December 31, 2016, the Compensation Committee established a three-year performance period. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of PSUs granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no PSUs are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of PSUs granted are earned.

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

For the years ended December 31, 2016, 2015, and 2014, the Company recognized $1,266, $(560) and $2,457, respectively, of compensation expense related to PSU awards. For the year ended December 31, 2015, the compensation expense included a reversal of $1,474 of expense recognized in prior periods due to a reduction in the number of PSUs expected to vest based on deterioration in performance metrics. As of December 31, 2016 and 2015, the Company had unrecognized compensation expense related to PSU awards of $3,591 and $2,697, respectively. The unrecognized compensation expense as of December 31, 2016 is expected to be recognized over a weighted average period of 2.2 years. For the years ended December 31, 2015 and 2014, the intrinsic value of PSU awards that vested was $716 and $2,447, respectively. There were no PSU awards that vested for the year ended December 31, 2016.

Employee Restricted Stock Awards

Compensation costs for restricted stock awards subject only to service conditions are measured at the closing stock price on the dates of grant and are recognized as expense on a straight-line basis over the requisite service periods for the awards, as adjusted for changes in estimated, and ultimately actual, forfeitures.

The Company grants restricted common shares to employees that vest ratably over a three-year period or cliff-vest after two to four years based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2013	57,673	$25.71	2.0
Granted	84,602	26.84	—
Forfeitures	—	—	—
Vestitures	(25,163)	25.64	—
Share Balance as of December 31, 2014	117,112	26.54	1.9
Granted	58,000	14.35	—
Forfeitures	(6,668)	26.34	—
Vestitures	(36,669)	25.63	—
Share Balance as of December 31, 2015	131,775	21.44	2.0
Granted	73,457	14.67	—
Forfeitures	—	—	—
Vestitures	(43,341)	21.04	—
Share Balance as of December 31, 2016	161,891	18.47	1.4

For the years ended December 31, 2016, 2015, and 2014, the Company recognized $1,197, $1,207 and $927, respectively, of compensation expense related to restricted stock awards. As of December 31, 2016 and 2015, the Company had unrecognized compensation expense related to restricted stock awards of $1,512 and $1,631, respectively. The unrecognized compensation expense as of December 31, 2016 is expected to be recognized over a weighted average period of 1.4 years. For the years ended December 31, 2016, 2015 and 2014, the intrinsic value of restricted stock awards that vested were $630, $646 and $681, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2016, 2015 and 2014. As of December 31, 2016 and 2015, the Company had 9,155 vested shares of the undistributed restricted stock issued to the trust.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded under the Company’s 2014 Plan vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2014 Plan and 2011 Plan, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under prior long-term incentive plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of December 31, 2016, the Company had 185,424 RSUs outstanding. A summary of the RSUs grants is presented below for the periods indicated:

	December 31,
	2016	2015	2014
RSUs granted	37,007	25,506	15,521
Grant date fair value	$13.78	$20.78	$27.70

The grant date fair value is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $511, $496 and $430, respectively, of director fees related to these RSUs.

Note 14. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

As of December 31, 2016, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by securitization trusts; the Company was not involved in the design or creation of the securitization trusts which issued its investments in MBS. As of December 31, 2016, the Company had not consolidated for financial reporting purposes any securitization trusts as the Company does not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of December 31, 2016, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Note 15. Quarterly Data (Unaudited)

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2016 and 2015. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Fiscal Year 2016
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$105,336	$24,577	$25,654	$26,351	$28,754
Interest expense	29,222	8,436	7,390	6,703	6,693
Net interest income	76,114	16,141	18,264	19,648	22,061
Investment (loss) gain, net	(69,318)	(31,203)	20,722	(8,947)	(49,890)
General and administrative expenses	20,756	4,119	4,630	7,672	4,335
(Loss) income before income taxes	(13,960)	(19,181)	34,356	3,029	(32,164)
Income tax provision (benefit)	27,387	22,255	15,543	(9,865)	(546)
Net (loss) income	$(41,347)	$(41,436)	$18,813	$12,894	$(31,618)
Basic (loss) earnings per share	$(1.79)	$(1.79)	$0.82	$0.56	$(1.38)
Diluted (loss) earnings per share	$(1.79)	$(1.79)	$0.81	$0.56	$(1.38)

	Fiscal Year 2015
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$121,263	$31,228	$31,239	$28,286	$30,510
Interest expense	18,889	5,421	5,165	4,575	3,728
Net interest income	102,374	25,807	26,074	23,711	26,782
Investment (loss) gain, net	(118,429)	1,653	(59,757)	(7,518)	(52,807)
General and administrative expenses	14,787	3,974	3,450	3,945	3,418
(Loss) income before income taxes	(30,842)	23,486	(37,133)	12,248	(29,443)
Income tax provision	38,561	4,675	15,497	5,647	12,742
Net (loss) income	$(69,403)	$18,811	$(52,630)	$6,601	$(42,185)
Basic (loss) earnings per share	$(3.02)	$0.82	$(2.29)	$0.29	$(1.84)
Diluted (loss) earnings per share	$(3.02)	$0.82	$(2.29)	$0.29	$(1.84)