Form 10-Q
period 2017-03-31
Arlington Asset Investment Corp.
filed 2017-05-01
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 28, 2017:

Title	Outstanding
Class A Common Stock	23,628,167 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$15,775	$54,794
Interest receivable	13,723	11,646
Sold securities receivable	160,431	—
Mortgage-backed securities, at fair value
Private-label	1,292	1,266
Agency	4,391,274	3,911,375
Derivative assets, at fair value	5,546	74,889
Deferred tax assets, net	65,149	73,432
Deposits, net	63,782	11,149
Other assets	3,520	3,003
Total assets	$4,720,492	$4,141,554
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,241,855	$3,649,102
Interest payable	2,415	3,434
Accrued compensation and benefits	1,589	5,406
Dividend payable	15,964	15,739
Derivative liabilities, at fair value	6,096	9,554
Other liabilities	4,380	1,247
Long-term unsecured debt	73,712	73,656
Total liabilities	4,346,011	3,758,138
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 23,628,167 and 23,607,111 shares issued and outstanding, respectively	236	236
Class B common stock, $0.01 par value, 100,000,000 shares authorized, -0- and 20,256 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,911,194	1,910,284
Accumulated deficit	(1,536,949)	(1,527,104)
Total stockholders’ equity	374,481	383,416
Total liabilities and stockholders’ equity	$4,720,492	$4,141,554

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income
Agency mortgage-backed securities	$30,286	$25,655
Private-label mortgage-backed securities	37	2,974
Other	20	125
Total interest income	30,343	28,754
Interest expense
Short-term secured debt	8,859	5,500
Long-term unsecured debt	1,207	1,193
Total interest expense	10,066	6,693
Net interest income	20,277	22,061
Investment loss, net
Other-than-temporary impairment charges	—	(99)
(Loss) gain on trading investments, net	(4,219)	50,950
Gain (loss) from derivative instruments, net	2,305	(100,760)
Other, net	152	19
Total investment loss, net	(1,762)	(49,890)
General and administrative expenses
Compensation and benefits	3,445	2,564
Other general and administrative expenses	1,480	1,771
Total general and administrative expenses	4,925	4,335
Income (loss) before income taxes	13,590	(32,164)
Income tax provision (benefit)	8,336	(546)
Net income (loss)	$5,254	$(31,618)
Basic earnings (loss) per share	$0.22	$(1.38)
Diluted earnings (loss) per share	$0.22	$(1.38)
Weighted-average shares outstanding (in thousands)
Basic	23,652	22,994
Diluted	23,897	22,994
Other comprehensive income (loss), net of taxes
Unrealized losses on available-for-sale securities (net of taxes of $-0- and $(3,164), respectively)	$—	$(4,970)
Reclassification
Included in investment loss, net, related to other-than- temporary impairment charges on available-for-sale securities (net of taxes of $-0- and $39, respectively)	—	60
Comprehensive income (loss)	$5,254	$(36,528)

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2015	22,874,819	$229	102,216	$1	$1,898,085	$12,371	$(1,426,655)	$484,031
Net loss	—	—	—	—	—	—	(41,347)	(41,347)
Conversion of Class B common stock to Class A common stock	81,960	1	(81,960)	(1)	—	—	—	—
Issuance of Class A common stock	595,342	6	—	—	9,669	—	—	9,675
Issuance of Class A common stock under stock-based compensation plans	73,457	—	—	—	—	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	(18,467)	—	—	—	(269)	—	—	(269)
Stock-based compensation	—	—	—	—	2,974	—	—	2,974
Income tax provision from stock-based compensation	—	—	—	—	(175)	—	—	(175)
Other comprehensive loss	—	—	—	—	—	(12,371)	—	(12,371)
Dividends declared	—	—	—	—	—	—	(59,102)	(59,102)
Balances, December 31, 2016	23,607,111	236	20,256	—	1,910,284	—	(1,527,104)	383,416
Net income	—	—	—	—	—	—	5,254	5,254
Conversion of Class B common stock to Class A common stock	20,256	—	(20,256)	—	—	—	—	—
Issuance of Class A common stock	800	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	898	—	—	898
Dividends declared	—	—	—	—	—	—	(15,099)	(15,099)
Balances, March 31, 2017	23,628,167	$236	$—	$—	$1,911,194	$—	$(1,536,949)	$374,481

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$5,254	$(31,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Investment loss, net	1,762	49,890
Net premium amortization on mortgage-backed securities	7,411	5,328
Deferred tax provision (benefit)	8,283	(824)
Other	900	517
Changes in operating assets
Interest receivable	(2,077)	2,128
Other assets	(380)	2,051
Changes in operating liabilities
Interest payable and other liabilities	(1,410)	(2,510)
Accrued compensation and benefits	(3,817)	(3,747)
Net cash provided by operating activities	15,926	21,215
Cash flows from investing activities:
Purchases of private-label mortgage-backed securities	—	(5,357)
Purchases of agency mortgage-backed securities	(874,306)	(377,604)
Proceeds from sales of agency mortgage-backed securities	116,915	933,927
Receipt of principal payments on private-label mortgage-backed securities	4	—
Receipt of principal payments on agency mortgage-backed securities	105,401	93,459
Proceeds from (payments for) derivatives and deposits, net	19,140	(101,528)
Other	13	15,764
Net cash (used in) provided by investing activities	(632,833)	558,661
Cash flows from financing activities:
Proceeds from repurchase agreements, net	592,753	227,601
Repayments of Federal Home Loan Bank advances	—	(786,900)
Proceeds from issuance of common stock	12	—
Excess tax benefits associated with stock-based awards	—	68
Dividends paid	(14,877)	(14,448)
Net cash provided by (used in) financing activities	577,888	(573,679)
Net (decrease) increase in cash and cash equivalents	(39,019)	6,197
Cash and cash equivalents, beginning of period	54,794	36,987
Cash and cash equivalents, end of period	$15,775	$43,184
Supplemental cash flow information:
Cash payments for interest	$11,029	$7,708
Cash payments for taxes	$—	$—

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

The unaudited interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of March 31, 2017 and December 31, 2016, approximately 96% and 99%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Interest Income Recognition for Investments in Agency MBS

The Company recognizes interest income for its investments in agency MBS by applying the “interest method” permitted by GAAP, whereby purchase premiums and discounts are amortized and accreted, respectively, as an adjustment to contractual interest income accrued at each security’s stated coupon rate. The interest method is applied at the individual security level based upon each security’s effective interest rate. The Company calculates each security’s effective interest rate at the time of purchase by solving for the discount rate that equates the present value of that security's remaining contractual cash flows (assuming no principal

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

prepayments) to its purchase price. Because each security’s effective interest rate does not reflect an estimate of future prepayments, the Company refers to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method to its investments in agency MBS, as principal prepayments occur, a proportional amount of the unamortized premium or discount is recognized in interest income such that the effective interest rate on the remaining security balance is unaffected.

Interest Income Recognition for Investments in Private-Label MBS

The Company’s investments in private-label MBS were generally acquired at significant discounts to their par values due in large part to an expectation that the Company will be unable to collect all of the contractual cash flows of the securities. Investments in private-label MBS acquired prior to 2015 were classified as available-for-sale, all of which had been sold as of December 31, 2016. The Company has elected to classify its investments in private-label MBS acquired in 2015 or later as trading securities. Interest income from investments in private-label MBS is recognized using a prospective level-yield methodology which is based upon each security’s effective interest rate. The amount of periodic interest income recognized is determined by applying the security’s effective interest rate to its amortized cost basis or reference amount. At the time of acquisition, the security’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. To prepare its best estimate of cash flows expected to be collected, the Company develops a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral for its investment, including assumptions about the timing and amount of prepayments and credit losses.

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Other Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of comprehensive income adjusted for other comprehensive income. Other comprehensive income for the Company represents periodic unrealized holding gains and losses related to the Company’s investments in MBS classified as available-for-sale. Accumulated unrealized holding gains and losses for available-for-sale MBS are reclassified into net income as a component of “investment gain (loss), net” upon (i) sale or realization, or (ii) the occurrence of an other-than-temporary impairment. As of March 31, 2017, all of the Company’s investments in MBS are classified as trading securities. Accordingly, all unrealized gains and losses related to the Company’s investments in MBS during the first quarter of 2017 have been recognized in net income.

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

Refer to the Company’s 2016 Annual Report on Form 10-K for a complete inventory and summary of the Company’s significant accounting policies.

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

		January 1, 2017	The adoption of ASU No. 2016-07 did not impact the Company’s consolidated financial statements.

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

		January 1, 2017	The adoption of ASU No. 2016-07 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

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

January 1, 2019

As of March 31, 2017, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230)

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
ASU No. 2017-8, Premium Amortization of Purchased Callable Debt Securities (Subtopic 310-20)

This amendment requires purchase premiums for investments in debt securities that are noncontingently callable by the issuer (at a fixed price and preset date) to be amortized to the earliest call date. Previously, purchase premiums for such investments were permitted to be amortized to the instrument’s maturity date.

January 1, 2020

Investments in prepayable financial assets, such as residential MBS, for which the embedded call options are not held by the issuer are not within the scope of ASU No. 2017-8. Accordingly, the Company does not expect the adoption of ASU No. 2017-8 to have a material effect on its consolidated financial statements.

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of March 31, 2017 and December 31, 2016, the Company had $4,391,274 and $3,911,375, respectively, of fair value in agency MBS classified as trading securities.

As of March 31, 2017, all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans. As of December 31, 2016, the Company’s portfolio of investments in agency MBS also included investments in inverse interest-only agency MBS with an aggregate fair value of $1,923. The Company’s investments in inverse interest-only agency MBS represented beneficial interests in a portion of the interest cash flows of an underlying pool of pass-through agency MBS collateralized by adjustable-rate mortgage loans.

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

	Three Months Ended March 31,
	2017	2016
Net (losses) gains recognized in earnings for:
Agency MBS still held at period end	$(3,117)	$43,818
Agency MBS sold during the period	(1,112)	7,001
Total	$(4,229)	$50,819

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

Note 4. Investments in Private-Label MBS

The Company’s investments in private-label MBS are reported in the accompanying consolidated balance sheets at fair value. Investments in private-label MBS acquired prior to 2015 were classified as available-for-sale, all of which had been sold as of December 31, 2016. The Company has elected to classify its investments in private-label MBS acquired in 2015 or later as trading securities. As of March 31, 2017 and December 31, 2016, the Company held investments in private-label MBS with a fair value of $1,292 and $1,266, respectively, all of which were classified as trading securities.

As of March 31, 2017, the private-label MBS portfolio consists primarily of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure. Accordingly, the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate.

Available-for-Sale Private-Label MBS

Periodic changes in the fair value of the Company’s available-for-sale private-label MBS that are not attributed to interest income or other-than-temporary impairments represent unrealized holding gains and losses. Unrealized holding gains and losses are accumulated in other comprehensive income until the securities are sold. As of March 31, 2017 and December 31, 2016, the Company had no available-for-sale private-label MBS.

Upon the sale of available-for-sale private-label MBS, any gains or losses accumulated in other comprehensive income are recognized in earnings as a component of “investment gain (loss), net.” The Company uses the specific identification method to determine the realized gain or loss that is recognized in earnings upon the sale of an available-for-sale private-label MBS. There were no sales of available-for-sale private-label MBS during the three months ended March 31, 2017 and 2016.

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

The following table presents the changes in the accretable yield solely for available-for-sale private-label MBS for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$—	$85,052
Accretion	—	(2,573)
Reclassifications, net	—	(11,966)
Eliminations in consolidation	—	(3,515)
Sales	—	—
Ending balance	$—	$66,998

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

For the three months ended March 31, 2016, the Company recorded credit related other-than-temporary impairment charges of $99 as a component of “investment gain (loss), net” on the consolidated statements of comprehensive income on certain available-for-sale private-label MBS. The Company recorded no other-than-temporary impairment charges on available-for-sale private-label MBS during the three months ended March 31, 2017. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale private-label MBS held as of the dates indicated:

	Three Months Ended March 31,
	2017	2016
Cumulative credit related other-than-temporary impairments, beginning balance	$—	$14,017
Additions for:
Securities for which other-than-temporary impairments have not previously occurred	—	99
Securities with previously recognized other-than- temporary impairments	—	—
Reductions for sold or matured securities	—	—
Cumulative credit related other-than-temporary impairments, ending balance	$—	$14,116

Trading Private-Label MBS

Periodic changes in the fair value of investments in trading private-label MBS that are not attributable to interest income are recognized as a component of “investment gain (loss), net” in the Company’s consolidated statements of comprehensive income. The following table provides additional information about the net gains recognized as a component of “investment loss, net” for the periods indicated with respect to investments in private-label MBS classified as trading securities:

	Three Months Ended March 31,
	2017	2016
Net gains recognized in earnings for:
Private-label MBS still held at period end	$10	$131
Private-label MBS sold during the period	—	—
Total	$10	$131

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

As of March 31, 2017 and December 31, 2016, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	March 31, 2017	December 31, 2016
Pledged with agency MBS:
Repurchase agreements outstanding	$4,241,855	$3,649,102
Agency MBS collateral, at fair value	4,497,184	3,851,269
Net amount (1)	255,329	202,167
Weighted-average rate	1.03%	0.96%
Weighted-average term to maturity	11.8 days	19.3 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Weighted-average outstanding balance during the three months ended	$3,925,011	$3,222,396
Weighted-average rate during the three months ended	0.90%	0.66%

Long-Term Unsecured Debt

As of March 31, 2017 and December 31, 2016, the Company had $73,712 and $73,656, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,588 and $1,644, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	March 31, 2017			December 31, 2016
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.77%	6.75%	6.625%	3.63%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

The Company exchanges cash “variation margin” with the counterparties to its interest rate derivative instruments at least on a daily basis based upon daily changes in fair value as measured by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those derivatives are cleared. In addition, the CME requires market participants to deposit and maintain an “initial margin” amount which is determined by the CME and is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts.

Receivables recognized for the right to reclaim cash initial margin posted in respect of interest rate derivative instruments are included in the line item “deposits, net” in the accompanying consolidated balance sheets. Prior to the first quarter of 2017, the daily exchange of variation margin associated with centrally cleared derivative instruments was considered a pledge of collateral. For these prior periods, receivables recognized for the right to reclaim cash variation margin posted in respect of interest rate derivative instruments are included in the line item “deposits, net” in the accompanying consolidated balance sheets. The Company elected to offset any payables recognized for the obligation to return cash variation margin received from an interest rate derivative instrument counterparty against receivables recognized for the right to reclaim cash initial margin posted by the Company to that same counterparty.

Beginning in the first quarter of 2017, as a result of a CME amendment to their rule book which governs their central clearing activities, the daily exchange of variation margin associated with a centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps as a direct reduction to the carrying value of the interest rate swap derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period.

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

The Company’s agency MBS investment portfolio includes net purchase (or “net long”) positions in TBA securities, which are primarily the result of executing sequential series of “dollar roll” transactions. The Company executes dollar roll transactions as a means of investing in and financing non-specified fixed-rate agency MBS. Such transactions involve effectively delaying (or “rolling”) the settlement of a forward purchase of a TBA agency MBS by entering into an offsetting sale prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward purchase of a TBA agency MBS of the same characteristics for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as the dollar roll “price drop,” reflects compensation for the net interest income (interest income less financing costs) that is foregone as a result of relinquishing beneficial ownership of the MBS for the duration of the dollar roll (also known as “dollar roll income”). By executing a sequential series of dollar roll transactions, the Company is able to create the economic experience of investing in an agency MBS, financed with a repurchase agreement, over a period of time. Forward purchases and sales of TBA securities are accounted for as derivative instruments in the Company’s financial statements. Accordingly, dollar roll income is recognized as a component of “investment gain (loss), net” along with all other periodic changes in the fair value of TBA commitments.

In addition to transacting in net long positions in TBA securities for investment purposes, the Company may also, from time to time, transact in net sale (or “net short”) positions in TBA securities for the purpose of economically hedging a portion of the sensitivity of the fair value of the Company’s investments in agency MBS to changes in interest rates.

Cash collateral posted by the Company in respect of TBA transactions is included in the line item “deposits, net” in the accompanying consolidated balance sheets. Cash collateral received by the Company in respect of TBA transactions is included in the line item “other liabilities” in the accompanying consolidated balance sheets.

In addition to TBA transactions, the Company may, from time to time, enter into commitments to purchase or sell specified agency MBS that do not qualify as regular-way security trades. Such commitments are also accounted for as derivative instruments.

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$11	$(4,325)	$63,315	$(1,949)
Options on 10-year U.S. Treasury note futures	1,625	(1,679)	4,289	(3,906)
TBA and specified agency MBS commitments	3,910	(92)	7,285	(3,699)
Total	$5,546	$(6,096)	$74,889	$(9,554)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of March 31, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Pay Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,100,000	1.24%	1.10%	0.14%	2.0	$(322)
3 to less than 7 years	125,000	2.09%	1.15%	0.94%	4.8	(117)
7 to 10 years	2,000,000	2.01%	1.09%	0.92%	9.1	(3,709)
Total / weighted-average	$3,225,000	1.75%	1.10%	0.65%	6.6	$(4,148)

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following table presents information about the Company’s forward-starting interest rate swap agreements that had yet to take effect as of March 31, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$(166)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Pay Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,375,000	1.10%	0.97%	0.13%	1.7	$6,470
3 to less than 7 years	350,000	1.84%	1.00%	0.84%	3.7	(769)
7 to 10 years	1,600,000	1.93%	0.96%	0.97%	9.2	50,511
Total / weighted-average	$3,325,000	1.58%	0.97%	0.61%	5.5	$56,212

The following table presents information about the Company’s forward-starting interest rate swap agreements that had yet to take effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$5,154

Options on 10-year U.S. Treasury Note Futures

The Company has purchased and sold exchange-traded options on U.S. Treasury note futures contracts as of March 31, 2017 with the objective of hedging a portion of the interest rate sensitivity of the Company’s agency MBS portfolio.  As of March 31, 2017, the Company held put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty with an equivalent notional amount of $700,000 that were struck at a weighted average strike price that equates to a 10-year U.S. Treasury rate of approximately 2.63%.  In addition, the Company has sold, or written, call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company with an equivalent notional amount of $350,000 that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 2.35%.  In order to limit its exposure on the sold call options from a significant decline in long-term interest rates, the Company also purchased contracts that provide the Company with the option to buy 10-year U.S. Treasury note futures from a counterparty with an equivalent notional amount of $350,000 as of March 31, 2017 that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 2.10%.  The options may be exercised at any time prior to their expiry, which occurs in the second quarter of 2017, and, if exercised, may be net settled in cash or through physical receipt or delivery of the underlying futures contracts.  Information about the Company’s outstanding put and call options on 10-year U.S. Treasury note futures contracts as of March 31, 2017 is as follows:

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
May 2017 expiration	$700,000	122.5	2.63%	$1,531
Sold call options:
April 2017 expiration	$(250,000)	124.5	2.40%	$(1,289)
May 2017 expiration	(100,000)	126.0	2.22%	(390)
Total / weighted average for sold call options	$(350,000)	124.9	2.35%	$(1,679)
Purchased call options:
April 2017 expiration	$350,000	127.1	2.10%	$94
				$(54)

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

Information about the Company’s outstanding put and call options on 10-year U.S. Treasury note futures contracts as of December 31, 2016 is as follows:

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
January 2017 expiration	$950,000	120.8	2.87%	$539
February 2017 expiration	700,000	122.6	2.64%	3,281
Total / weighted average for purchased put options	$1,650,000	121.6	2.77%	$3,820
Sold call options:
January 2017 expiration	$(100,000)	126.0	2.25%	$(141)
February 2017 expiration	(900,000)	126.0	2.24%	(3,765)
Total / weighted average for sold call options	$(1,000,000)	126.0	2.24%	$(3,906)
Purchased call options:
January 2017 expiration	$1,000,000	127.1	2.12%	$469
				$383

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	March 31, 2017
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
4.0% coupon purchase commitments	$500,000	$521,012	$524,922	$3,910
4.0% coupon sale commitments	(50,000)	(52,400)	(52,492)	(92)
Total TBA commitments, net	$450,000	$468,612	$472,430	$3,818

	December 31, 2016
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.0% coupon purchase commitments	$725,000	$718,887	$720,027	$1,140
3.5% coupon purchase commitments	25,000	25,586	25,613	27
3.5% coupon sale commitments	(25,000)	(25,602)	(25,613)	(11)
Total dollar roll positions, net	725,000	718,871	720,027	1,156
TBA commitments serving as economic hedges:
3.5% coupon purchase commitments	600,000	608,601	614,719	6,118
3.5% coupon sale commitments	(600,000)	(611,031)	(614,719)	(3,688)
Total economic hedges, net	—	(2,430)	—	2,430
Total TBA commitments, net	$725,000	$716,441	$720,027	$3,586

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended March 31,
	2017	2016
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(5,409)	$(3,997)
Unrealized gains (losses), net	8,167	(45,105)
Gains realized upon early termination	631	—
Total interest rate swap gains (losses), net	3,389	(49,102)
U.S. Treasury note futures, net	135	(61,077)
Options on U.S. Treasury note futures, net	(4,417)	(1,875)
Other, net	—	(25)
Total interest rate derivative losses, net	(893)	(112,079)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	3,398	3,795
Other (losses) gains on agency MBS commitments, net	(200)	7,524
Total gains on agency MBS commitments, net	3,198	11,319
Total derivative gains (losses), net	$2,305	$(100,760)

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

(1)

Represents the periodic net interest settlement incurred during the period (often referred to as “net interest carry”). Beginning in 2017, also includes “price alignment interest” income earned or expense incurred on cumulative variation margin paid or received, respectively, associated with centrally cleared interest rate swap agreements.

(2)

Represents the price discount of forward-settling TBA purchases relative to a contemporaneously executed “spot” TBA sale, which economically equates to net interest income that is earned ratably over the period beginning on the settlement date of the sale and ending on the settlement date of the forward-settling purchase.

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended March 31, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,700,000	$400,000	$—	$(500,000)	$3,600,000
10-year U.S. Treasury note futures	—	237,100	(237,100)	—	—
Purchased put options on 10-year U.S. Treasury note futures	1,650,000	2,440,000	(3,390,000)	—	700,000
Sold call options on 10-year U.S. Treasury note futures	1,000,000	2,150,000	(2,800,000)	—	350,000
Purchased call options on 10-year U.S. Treasury note futures	1,000,000	900,000	(1,550,000)	—	350,000
Commitments to purchase (sell) MBS, net	725,000	1,450,000	(1,725,000)	—	450,000

	For the Three Months Ended March 31, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,500,000	$250,000	$—	$—	$1,750,000
10-year U.S. Treasury note futures	1,335,000	868,500	(1,703,500)	(125,000)	375,000
Purchased put options on 10-year U.S. Treasury note futures	—	2,000,000	—	—	2,000,000
Put options on Eurodollar futures	4,000,000	—	(4,000,000)	—	—
Commitments to purchase (sell) MBS, net	375,000	1,500,000	(1,185,000)	—	690,000

Cash Collateral Posted and Received for Derivative Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	March 31, 2017	December 31, 2016
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$59,396	$65,728
Options on U.S. Treasury note futures	4,386	5,314
TBA commitments	—	1,474
Total cash collateral posted	63,782	72,516
Cash collateral received for interest rate swaps (1)	—	(61,367)
Total cash collateral posted, net	$63,782	$11,149

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

(1)

Beginning in 2017, the Company accounts for the daily receipt or payment of cash variation margin associated with centrally cleared interest rate swaps as a legal settlement of the derivative instrument itself, as opposed to a pledge of collateral.

As of March 31, 2017, the Company had received $2,280 of cash collateral in respect of its forward-settling TBA commitments. The Company recognized a corresponding obligation to return this cash collateral to its counterparties, which is included in the line item “other liabilities” in the accompanying consolidated balance sheets.

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

Receivables recognized for the right to reclaim cash initial margin posted in respect of interest rate derivative instruments are included in the line item “deposits, net” in the accompanying consolidated balance sheets. Prior to the first quarter of 2017, the daily exchange of variation margin associated with centrally cleared derivative instruments was considered a pledge of collateral. For these prior periods, receivables recognized for the right to reclaim cash variation margin posted in respect of interest rate derivative instruments are included in the line item “deposits, net” in the accompanying consolidated balance sheets. The Company elected to offset any payables recognized for the obligation to return cash variation margin received from an interest rate derivative instrument counterparty against receivables recognized for the right to reclaim cash initial margin posted by the Company to that same counterparty.

Beginning in the first quarter of 2017, as a result of a CME amendment to their rule book which governs their central clearing activities, the daily exchange of variation margin associated with a centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps as a direct reduction to the carrying value of the interest rate swap derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of March 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Options on U.S. Treasury note futures	$1,625	$—	$1,625	$(1,625)	$—	$—
Interest rate swaps	11	—	11	(11)	—	—
TBA commitments	3,910	—	3,910	—	(2,280)	1,630
Total derivative instruments	5,546	—	5,546	(1,636)	(2,280)	1,630
Total assets	$5,546	$—	$5,546	$(1,636)	$(2,280)	$1,630
Liabilities:
Derivative instruments:
Options on U.S. Treasury note futures	$1,679	$—	$1,679	$(1,625)	$(54)	$—
Interest rate swaps	4,325	—	4,325	(11)	(4,314)	—
TBA commitments	92	—	92	—	—	92
Total derivative instruments	6,096	—	6,096	(1,636)	(4,368)	92
Repurchase agreements	4,241,855	—	4,241,855	(4,241,855)	—	—
Total liabilities	$4,247,951	$—	$4,247,951	$(4,243,491)	$(4,368)	$92

	As of December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Options on U.S. Treasury note futures	$4,289	$—	$4,289	$(3,906)	$—	$383
Interest rate swaps	63,315	—	63,315	(1,949)	(61,366)	—
TBA commitments	7,285	—	7,285	—	—	7,285
Total derivative instruments	74,889	—	74,889	(5,855)	(61,366)	7,668
Deposits, net	72,516	(61,367)	11,149	—	—	11,149
Total assets	$147,405	$(61,367)	$86,038	$(5,855)	$(61,366)	$18,817
Liabilities:
Derivative instruments:
Options on U.S. Treasury note futures	$3,906	$—	$3,906	$(3,906)	$—	$—
Interest rate swaps	1,949	—	1,949	(1,949)	—	—
TBA commitments	3,699	—	3,699	—	(1,474)	2,225
Total derivative instruments	9,554	—	9,554	(5,855)	(1,474)	2,225
Deposits, net	61,367	(61,367)	—	—	—	—
Repurchase agreements	3,649,102	—	3,649,102	(3,649,102)	—	—
Total liabilities	$3,720,023	$(61,367)	$3,658,656	$(3,654,957)	$(1,474)	$2,225

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

(1)

Does not include the fair value amount of financial instrument collateral pledged in respect of repurchase agreements that exceeds the associated liability presented in the consolidated balance sheets.

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

Other

Long-term unsecured debt - As of March 31, 2017 and December 31, 2016, the carrying value of the Company’s long-term debt was $73,712 and $73,656, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term debt is $68,401 and $66,489 as of March 31, 2017 and December 31, 2016, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds - As of March 31, 2017 and December 31, 2016, the Company had investments in equity securities and investment funds with a carrying amount of $2,058 and $1,918, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.  As of March 31, 2017 and December 31, 2016, $684 and $533, respectively, of these investments represent securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets; the Company measures the fair value of these securities on a recurring basis, recognizing the periodic change in fair value in earnings.  The remaining $1,374 and $1,385 in investments in equity securities of non-public companies and investment funds as of March 31, 2017 and December 31, 2016, respectively, were measured at cost, net of impairments. The Company’s estimate of the fair value of investments in equity securities and investment funds is $5,971 and $6,034 as of March 31, 2017 and December 31, 2016, respectively. Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee and then waterfalls the enterprise value over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies, including the consideration of recent investments in, or tender offers for, the equity securities of the investee. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Financial assets and liabilities for which carrying value approximates fair value - Cash and cash equivalents, deposits, net, receivables, repurchase agreements, payables, and other assets and liabilities are reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,391,274	$—	$4,391,274	$—
Private-label MBS	1,292	—	—	1,292
Total MBS	4,392,566	—	4,391,274	1,292
Derivative assets	5,546	1,625	3,921	—
Derivative liabilities	(6,096)	(1,679)	(4,417)	—
Other assets	684	—	—	684
Total	$4,392,700	$(54)	$4,390,778	$1,976

	December 31, 2016
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,911,375	$—	$3,911,375	$—
Private-label MBS	1,266	—	—	1,266
Total MBS	3,912,641	—	3,911,375	1,266
Derivative assets	74,889	4,289	70,600	—
Derivative liabilities	(9,554)	(3,906)	(5,648)	—
Other assets	533	—	—	533
Total	$3,978,509	$383	$3,976,327	$1,799

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the three months ended March 31, 2017 or the year ended December 31, 2016.

Level 3 Financial Assets and Liabilities

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	March 31, 2017		December 31, 2016
	Weighted- average (1)	Range	Weighted- average (1)	Range
Discount rate	6.50%	6.50 - 6.50%	6.50%	6.50 - 6.50%
Default rate	2.25%	2.25 - 2.25%	2.25%	2.25 - 2.25%
Loss severity rate	45.00%	45.00 - 45.00%	45.00%	45.00 - 45.00%
Total prepayment rate (including defaults)	10.25%	10.25 - 10.25%	10.25%	10.25 - 10.25%

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

(1)	Based on face value.

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$1,799	$130,553
Total net gains (losses)
Included in investment gain (loss), net	162	32
Included in other comprehensive income	—	(8,036)
Purchases	—	5,357
Sales	—	—
Payments, net	(22)	(1,544)
Accretion of discount	37	2,974
Ending balance	$1,976	$129,336
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$162	$32

Note 9. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of March 31, 2017, the Company had estimated net operating loss (“NOL”) carry-forwards of $85,050 that can be used to offset future taxable ordinary income.  The Company’s NOL carry-forwards begin to expire in 2027.  As of March 31, 2017, the Company had estimated net capital loss (“NCL”) carry-forwards of $319,975 that can be used to offset future net capital gains.  The scheduled expirations of the Company’s NCL carry-forwards are $136,840 in 2019, $102,927 in 2020, $71,131 in 2021 and $9,077 in 2022.  The Company is subject to federal alternative minimum tax (“AMT”) and state and local taxes on its taxable income and gains that are not offset by its NOL and NCL carry-forwards.

As of March 31, 2017 and December 31, 2016, the Company had a net deferred tax asset of $65,149 and $73,432, respectively, net of a valuation allowance on NCL carry-forwards of $119,428 and $116,300, respectively. A valuation allowance is provided against the deferred tax asset if, based on the Company’s evaluation, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.  All available evidence, both positive and negative, is considered to determine whether a valuation allowance for deferred tax assets is needed.  Items considered in determining the Company’s valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carry-forward periods and the expected timing of the reversal of temporary differences.  As of March 31, 2017, the Company continues to provide a valuation allowance against the portion of NCL carry-forwards for which the Company believes is more likely than not that the benefits will not be realized prior to expiration. Forming a conclusion that an additional valuation allowance is not needed is difficult when negative evidence exists, such as cumulative losses in recent years, which is generally measured as pre-tax earnings determined in accordance with GAAP over a historical three-year period.  As of March 31, 2017, the Company had cumulative pre-tax net income of $12,675 over the preceding three-year period; however, if the Company were to have a three-year cumulative pre-tax net loss as of a future reporting date, the Company may determine that an additional valuation allowance against its deferred tax assets that are capital in nature is warranted.  As of March 31, 2017, the Company’s deferred tax assets that are capital in nature for which a valuation allowance had not been provided had an aggregate carrying value of $47,458. The Company will continue to assess the need for a valuation allowance at each reporting date.

As of March 31, 2017, the Company has assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and state and local taxing jurisdictions where the Company has significant business operations. As of March 31, 2017, there are no on-going examinations.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 10. Earnings (Loss) Per Share

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

	Three Months Ended March 31,
(Shares in thousands)	2017	2016
Basic weighted-average shares outstanding	23,652	22,994
Performance share units and unvested restricted stock	245	—
Diluted weighted-average shares outstanding	23,897	22,994
Net income (loss)	$5,254	$(31,618)
Basic earnings (loss) per common share	$0.22	$(1.38)
Diluted earnings (loss) per common share	$0.22	$(1.38)

The diluted loss per share for the three months ended March 31, 2016 did not include the antidilutive effect of 46,156 shares of unvested shares of performance share units and restricted stock.

Note 11. Stockholders’ Equity

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

Dividends

Pursuant to the Company’s variable dividend policy, the Board of Directors evaluates dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared and paid the following dividends to date in 2017:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.625	March 14	March 31	April 28

The Board of Directors approved and the Company declared and paid the following dividends for 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 16	December 30	January 31, 2017
September 30	0.625	September 15	September 30	October 31
June 30	0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

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

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

During the three months ended March 31, 2017 and during the year ended December 31, 2016, holders of the Company's Class B common stock converted an aggregate of 20,256 and 81,960 shares of Class B common stock into 20,256 and 81,960 shares of Class A common stock, respectively.

As of March 31, 2017, all remaining shares of Class B common stock had been exchanged for shares of the Company’s Class A common stock.

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. As of March 31, 2017, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

Equity Distribution Agreements

On May 24, 2013, the Company entered into separate equity distribution agreements (the “Prior Equity Distribution Agreements”) with each of RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC (the “Prior Equity Sales Agents”), pursuant to which the Company may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. Pursuant to the Prior Equity Distribution Agreements, shares of the Company’s common stock may be offered and sold through the Prior Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions.

During the three months ended March 31, 2017, the Company issued 800 shares of Class A common stock at a weighted average public offering price of $15.16 per share for proceeds net of underwriting discounts and commissions of $12 under the Prior Equity Distribution Agreements.  On February 23, 2017, the Company terminated the Prior Equity Distribution Agreements.

On February 22, 2017, the Company entered into new separate equity distribution agreements (the “New Equity Distribution Agreements”) with each of JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. (the “New Equity Sales Agents”), pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock. Pursuant to the New Equity Distribution Agreements, shares of the Company’s common stock may be offered and sold through the New Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions.

As of March 31, 2017, the Company had 6,000,000 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (“Arlington Asset”) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

Our Company

We are a principal investment firm that currently acquires and holds a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of March 31, 2017, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

Following the November 2016 surprising election victory by Republican Donald Trump, together with the Republican party securing control of both houses of Congress, a major repricing was triggered in nearly every financial market.  The new administration’s expected pro-growth economic policies, including potential income tax reform, infrastructure spending and deregulation, raised expectations for faster economic growth and higher inflation.  In turn, this led to increased demand for U.S. equity assets and a sell-off in U.S. Treasuries driving the 10-year U.S. Treasury rate up to a high of 2.60% in the fourth quarter, a 72 basis point increase post the election.  In response, the dramatic increase in rates and volatility led to meaningful widening in agency MBS spreads relative to swap and U.S. Treasury rates during the fourth quarter.  In the first quarter of 2017, the markets generally continued to price in optimism of the pro-economic growth policies of the new administration.  However, these growth expectations became more tempered as it became clear that any proposed new policies would be a challenge to enact.

During the first quarter of 2017, the 10-year U.S. Treasury rate traded in a range of 31 basis points and ended the quarter at 2.40%, down only five basis points from year-end.  However, the spread between 10-year U.S. Treasury rates and interest rate swaps widened almost eleven basis points during the first quarter of 2017 with the 10-year swap rate ending at 2.38% on March 31, 2017.

The treasury rate curve flattened during the first quarter as the spread between the 2-year and 10-year U.S. Treasury rate narrowed twelve basis points.  With the decreased overall volatility, agency MBS spreads relative to swap and U.S. Treasury rates remained relatively unchanged during the quarter.

On March 15, 2017, the Federal Open Market Committee (“FOMC”) announced that it was raising the target federal funds rate range by 25 basis points to 0.75% to 1.00%, which followed its 25 basis point increase announced in December 2016.  In its March 15, 2017 statement, the FOMC commented that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace, labor market conditions will strengthen somewhat further, and inflation will rise to 2% over the medium term.  The FOMC commented further that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate, and will likely remain, for some time, below levels that are expected to prevail in the longer run.  Based on federal fund futures prices, most market participants currently believe that it is likely that the FOMC will raise its target federal funds rate up to two more times during 2017.  In the minutes of the March 2017 meeting, the FOMC signaled to the market that a change to the Federal Reserve’s reinvestment policy of its U.S. Treasury securities and agency MBS would likely be appropriate later this year.  A change in the reinvestment policy could entail either phasing out or ceasing all reinvestments; however, any change to the reinvestment policy would be communicated to the public well in advance.

Beginning in February 2017, prepayment speeds in the residential mortgage environment declined significantly due to both seasonal factors and the sharp increase in long-term rates post the U.S. presidential election.  Looking forward, near term prepayment speeds are expected to remain moderate, subject to normal seasonal variations.  However, continued wage growth, home price appreciation and the recent downward movement in long-term interest rates in April 2017 may accelerate prepayment speeds from current levels.

Housing prices continue to improve as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 5.9% annual gain in January 2017, the highest annual gain in 31 months, and the overall index reaching a historical high.  However, housing prices may begin to level off as tight housing supplies and higher mortgage rates may lead to housing price pressures.

Recent Government Activity

Uncertainty over the new administration’s policies, together with questions regarding the administration’s ability to work with Congress in order to implement such policies, are likely to increase market and credit volatility over the remainder of 2017.  We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, taxation, fiscal policy and monetary policy, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

Executive Summary

As of March 31, 2017, the Company’s book value was $15.83 per share, a decrease of 2.3% from $16.21 per share as of December 31, 2016. The Company’s tangible book value, which is calculated as shareholders’ equity less the Company’s net deferred tax asset, was $13.08 per share as of March 31, 2017, a decrease of 0.2% from $13.11 per share as of December 31, 2016.  For the quarter ended March 31, 2017, the Company declared a dividend of $0.625 per share, resulting in an annualized economic return of 18.2% measured as the change in tangible book value plus dividends declared during the quarter.

For the first quarter of 2017, the Company had net income of $0.22 per diluted share compared to a net loss of $1.79 per diluted share in the prior quarter. The Company had non-GAAP core operating income of $0.60 per diluted share for the first quarter of 2017 compared to $0.64 per diluted share in the prior quarter. For further information on the use of non-GAAP core operating income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.” The first quarter 2017 earnings benefited from lower prepayments speeds resulting in higher agency MBS yields, however the benefit was more than offset by higher cost of funding, lower investment volumes at the beginning of the quarter, an increase in the average interest rate hedge position, and higher general and administrative expenses as compared to the fourth quarter of 2016.

Since the Company’s fixed-rate agency MBS have generally been purchased at a premium to par value, high prepayments can have a negative impact on the Company’s asset yields and interest income, while slow prepayments can have a positive impact. The actual constant prepayment rate (“CPR”) for the Company’s agency MBS decreased to 8.17% for the first quarter of 2017 from 12.90% in the prior quarter, resulting in an increase in the average asset yield to 2.85% during the first quarter compared to 2.55% in the prior quarter.

The Company’s average cost of short-term funding during the quarter ended March 31, 2017 was 0.90%, an increase of 10 basis points from the prior quarter attributable primarily to the increase in benchmark short-term rates driven by the Federal Reserve rate increases.  However, the impact on earnings of the rise in LIBOR during the first quarter of 2017 was mitigated by a narrowing of the spread between LIBOR and repurchase agreement funding rates.

As of March 31, 2017, the Company’s agency investment portfolio totaled $4,864 million, comprised of $4,391 million of specified agency MBS and $473 million of net long TBA agency MBS. Beginning at the end 2016 and into the beginning 2017, the Company reduced its TBA agency MBS position and therefore its overall agency investment portfolio given the extended period of elevated prepayment speeds and lower expected TBA returns available at that time.  However, stabilization in interest rates and a sharp decline in prepayment speeds starting in February of 2017 supported an improvement in the attractiveness of TBA dollar rolls enabling the Company to increase its overall agency portfolio balance by quarter end to prior levels.

The Company continues to maintain a substantial hedge position with the intent to protect the Company’s capital and earnings potential against increased interest rates over the long-term. As of March 31, 2017, the Company’s interest rate hedge position consisted solely of interest rate swaps coupled with put and call options on 10-year U.S. Treasury note futures.  The Company purchases and sells put and call options on U.S. Treasury note futures with the objective of protecting the Company’s capital against a significant rise in interest rates while limiting its exposure to a significant fall in interest rates. The Company increased the notional amount of its interest rate swap position towards the end of 2016, while also increasing the duration of its interest rate portfolio through the beginning 2017 in response to higher expected duration of its agency MBS portfolio associated with the rise in rates post the U.S Presidential election.

We believe our hedging strategy will continue to enable the Company to maintain an attractive return on its agency MBS portfolio in order to produce resilient and predictable non-GAAP core operating income that supports attractive dividends to our shareholders. In a volatile interest rate and wider spread environment, this hedging strategy will likely result in a temporary decline in book value. However, the Company would expect temporary declines in book value to be recovered over time either through higher future spread earnings if spreads remain wide, or through a reversal of temporary declines in book value if future interest rate volatility is low and spreads narrow.  The consistent execution of our hedging strategy may also result in an increase in leverage during periods of temporary declines in book value or decreases in leverage during periods of temporary increases in book value.

The Company continues to utilize its tax benefits afforded to it as a C-corporation that allow it to shield substantially all of its income from the payment of cash taxes.  As of March 31, 2017, the Company had NOL carry-forwards of $85.1 million and NCL carry-forwards of $320.0 million.  From a GAAP accounting perspective, the Company had a net deferred tax asset of $65.1 million, or $2.75 per share, as of March 31, 2017.  The Company continues to record a valuation allowance against a portion of the deferred tax asset attributable to NCL carry-forwards that the Company believes will likely expire prior to utilization.

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Specified agency MBS	$4,391,274	$3,909,452
Inverse interest-only agency MBS	—	1,923
Total agency MBS	4,391,274	3,911,375
Net long agency TBA dollar roll positions (1)	472,430	720,027
Total agency investment portfolio	4,863,704	4,631,402
Private-label MBS	1,207	1,173
Private-label interest-only MBS	85	93
Total private-label investment portfolio	1,292	1,266
Total MBS investment portfolio	$4,864,996	$4,632,668

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $3,818 and $1,156 as of March 31, 2017 and December 31, 2016, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of March 31, 2017 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.5%	$1,841,121	$91,748	$1,932,869	$(43,615)	$1,889,254	$102.61	3.50%	8.2
4.0%	2,369,023	138,860	2,507,883	(5,886)	2,501,997	105.61	4.00%	7.3
5.5%	20	—	20	3	23	111.95	5.50%	5.8
Total/weighted-average	$4,210,164	$230,608	$4,440,772	$(49,498)	$4,391,274	104.30	3.78%	7.7

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$2,559,341	$138,085	$2,697,426	$(31,899)	$2,665,527	$104.15	3.76%	7.5
Freddie Mac	1,650,823	92,523	1,743,346	(17,599)	1,725,747	104.54	3.82%	7.7
Total/weighted-average	$4,210,164	$230,608	$4,440,772	$(49,498)	$4,391,274	104.30	3.78%	7.7

The actual CPR for the Company’s agency MBS was 8.17% for the three months ended March 31, 2017. As of March 31, 2017, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 95% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”) or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of March 31, 2017 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
30-year 4.0% coupon purchase commitments	$500,000	$521,012	$524,922	$3,910
30-year 4.0% coupon sale commitments	(50,000)	(52,400)	(52,492)	(92)
Total net long agency TBA dollar roll positions	$450,000	$468,612	$472,430	$3,818

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Private-Label MBS Investment Portfolio

Our private-label MBS, excluding our interest-only MBS, consisted of the following as of March 31, 2017 (dollars in thousands):

			Gross Unrealized			Weighted-Average
Face Amount	Discount	Amortized Cost	Gains	Losses	Fair Value	Coupon	GAAP Yield
$2,110	$(791)	$1,319	$—	$112	$1,207	2.41%	5.77%

As of March 31, 2017, the private-label MBS portfolio consists of “re-REMIC” securities. The Company’s investments in re-REMIC securities represent “mezzanine” interests in underlying, re-securitized senior class MBS issued by private-label Real Estate Mortgage Investment Conduit (“REMIC”) securitization trusts. The senior class REMIC securities that serve as collateral to the Company’s investments in re-REMIC securities represent beneficial interests in pools of prime or Alt-A residential mortgage loan collateral that hold the first right to cash flows and absorb credit losses only after their respective subordinate REMIC classes have been fully extinguished. The trusts that issued the Company’s investments in re-REMIC securities employ a “sequential” principal repayment structure. Accordingly, the Company’s mezzanine class re-REMIC securities are not entitled to receive principal repayments until the principal balance of the senior interest in the respective collateral group has been reduced to zero. Principal shortfalls are allocated on a “reverse sequential” basis. Accordingly, any principal shortfalls on the underlying senior class REMIC securities are first absorbed by the Company’s mezzanine class re-REMIC securities, to the extent of their respective principal balance, prior to being allocated to the senior interest in the respective collateral pool. Periodic interest accrues on each re-REMIC security’s outstanding principal balance at its contractual coupon rate.

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. Specifically, these interest rate derivatives are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of March 31, 2017, the interest rate derivative instruments used by the Company were centrally cleared interest rate swap agreements and exchange-traded put and call options on 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of March 31, 2017 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Pay Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,100,000	1.24%	1.10%	0.14%	2.0	$(322)
3 to less than 7 years	125,000	2.09%	1.15%	0.94%	4.8	(117)
7 to 10 years	2,000,000	2.01%	1.09%	0.92%	9.1	(3,709)
Total / weighted-average	$3,225,000	1.75%	1.10%	0.65%	6.6	$(4,148)

The Company also has forward-starting interest rate swap agreements as of March 31, 2017 which have effective dates in late September 2017 and early October 2017 and mature two years from their respective effective dates. The effective dates of these forward-starting interest rate swap agreements were set to occur within reasonable proximity to the maturity dates of certain of the Company’s existing interest rate swap agreements, economically extending the life of the maturing instruments. Information about the Company’s forward-starting interest rate swap agreements as of March 31, 2017 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$(166)

In addition to interest rate swap agreements, the Company had also purchased and sold options on U.S. Treasury note futures contracts as of March 31, 2017 with the objective of hedging a portion of the interest rate sensitivity of the Company’s agency MBS portfolio.  As of March 31, 2017, the Company held put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty with an equivalent notional amount of $700 million that were struck at a weighted average strike price that equates to a 10-year U.S. Treasury rate of approximately 2.63%.  In addition, the Company has sold, or written, call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company with an equivalent notional amount of $350 million as of March 31, 2017, that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 2.35%.  In order to limit its exposure on the sold call options from a significant decline in long-term interest rates, the Company also purchased contracts that provide the Company with the option to buy 10-year U.S. Treasury note futures from a counterparty with an equivalent notional amount of $350 million as of March 31, 2017 that were struck at a weighted average strike price per contract that equates to a 10-year U.S. Treasury rate of approximately 2.10%.  The options may be exercised at any time prior to their expiry, which occurs in the second quarter of 2017, and, if exercised, are expected to be settled in cash.

Information about the Company’s outstanding put and call options on 10-year U.S. Treasury note futures contracts as of March 31, 2017 is as follows (dollars in thousands):

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
May 2017 expiration	$700,000	122.5	2.63%	$1,531
Sold call options:
April 2017 expiration	$(250,000)	124.5	2.40%	$(1,289)
May 2017 expiration	(100,000)	126.0	2.22%	(390)
Total / weighted average for sold call options	$(350,000)	124.9	2.35%	$(1,679)
Purchased call options:
April 2017 expiration	$350,000	127.1	2.10%	$94
				$(54)

(1)	The implied strike rate is estimated based upon the weighted average strike price per option contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

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

General and Administrative Expenses

“Compensation and benefits expense” includes base salaries, annual cash incentive compensation, and non-cash stock-based compensation. Annual cash incentive compensation is based on meeting estimated annual performance measures and discretionary components. Non-cash stock-based compensation includes expenses associated with stock-based awards granted to employees, including the Company’s performance share units to named executive officers.

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

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following table presents the net income (loss) reported for the three months ended March 31, 2017 and 2016, respectively (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Interest income	$30,343	$28,754
Interest expense	10,066	6,693
Net interest income	20,277	22,061
Investment loss, net	(1,762)	(49,890)
General and administrative expenses	4,925	4,335
Income (loss) before income taxes	13,590	(32,164)
Income tax provision (benefit)	8,336	(546)
Net income (loss)	$5,254	$(31,618)
Diluted earnings (loss) per share	$0.22	$(1.38)
Weighted-average diluted shares outstanding	23,897	22,994

Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $1.8 million, or 8.1%, from $22.1 million for the three months ended March 31, 2016 to $20.3 million for the three months ended March 31, 2017. The decrease from the comparative period is primarily attributable to a 25 basis point increase in the average interest costs of our short-term financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by an increase in the average balance of our specified agency MBS. As previously noted, TBA dollar roll income is not included in net interest income determined in accordance with GAAP.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,251,415	$30,286	2.85%	$3,499,784	$25,655	2.93%
Private-label MBS	1,444	37	10.16%	115,289	2,974	10.32%
Other	—	20		—	125
	$4,252,859	30,343	2.85%	$3,615,073	28,754	3.18%
Short-term secured debt	$3,925,011	(8,859)	(0.90)%	$3,362,854	(5,500)	(0.65)%
Net interest income/spread		$21,484	1.95%		$23,254	2.53%
Net interest margin			2.02%			2.57%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended March 31, 2017
	vs.
	Three Months Ended March 31, 2016
	Rate (1)	Volume (1)	Total Change
MBS:
Agency MBS	$(741)	$5,372	$4,631
Private-label MBS	(44)	(2,893)	(2,937)
Total MBS	(785)	2,479	1,694
Other	—	(105)	(105)
Short-term secured debt	(2,490)	(869)	(3,359)
	$(3,275)	$1,505	$(1,770)

(1)

The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

During the three months ended March 31, 2017, the percentage allocation of our total agency MBS portfolio to net long positions in non-specified TBA securities and specified agency MBS was 12% and 88%, respectively, as compared to 15% and 85%, respectively, for the three months ended March 31, 2016 as illustrated by the following table (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
	Average Balance	Relative Allocation	Average Balance	Relative Allocation
Specified agency MBS	$4,251,415	88%	$3,499,784	85%
Net long TBA position (1)	554,846	12%	595,306	15%
Total agency MBS portfolio	$4,806,261	100%	$4,095,090	100%

(1)	Net long TBA position average balance (average cost basis) is based upon the contractual price of the initial TBA purchase trade of each individual series of dollar roll transactions.

TBA dollar roll income decreased $0.4 million to $3.4 million for the three months ended March 31, 2017 from $3.8 million for the comparative period of 2016. When adjusting our net interest income determined in accordance with GAAP to include TBA dollar roll income (which is net of implied financing costs), the total spread income earned from our aggregate MBS investment portfolio for the three months ended March 31, 2017 decreased by $2.2 million (or 8.0%) relative to the comparative period from the prior year.  The reduction in total spread income in the current year period relative to the prior year period is due primarily to an increase in the costs of our short-term financing arrangements and the implied financing costs of our TBA dollar rolls driven primarily by an increase in prevailing short-term interest rates. The following tables provide a comparison of GAAP interest income, GAAP net interest income (excluding interest expense from long-term debt), and TBA dollar roll income for periods indicated (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease) Expressed in:
	2017	2016	Amount	Percentage
GAAP interest income	$30,343	$28,754	$1,589	5.53%
TBA dollar roll income (1)	3,398	3,795	(397)	(10.46%)
GAAP interest income plus TBA dollar roll income	33,741	32,549	1,192	3.66%
Interest expense on short-term debt	8,859	5,500	3,359	61.07%
Net interest income plus TBA dollar roll income	$24,882	$27,049	$(2,167)	(8.01%)

(1)	TBA dollar roll income is net of implied financing costs.

Investment Loss, Net

“Total investment loss, net” decreased $48.1 million from a loss of $49.9 million for the three months ended March 31, 2016 to a loss of $1.8 million for the three months ended March 31, 2017. In the first quarter of 2016, a reduction in prevailing longer-term interest rates coupled with MBS spread widening drove the recognition of fair value gains on our agency MBS portfolio which fell short of the fair value losses recognized on our interest rate derivative instruments.

Further detail about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated is as follows (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
OTTI charges on available-for-sale securities	$—	$(99)
(Losses) gains on trading investments, net	(4,219)	50,950
TBA and specified agency MBS commitments, net:
TBA dollar roll income	3,398	3,795
Other (losses) gains from TBA and specified agency MBS commitments, net	(200)	7,524
Total gains on TBA and specified agency MBS commitments, net	3,198	11,319
Interest rate derivatives:
Net interest expense on interest rate swaps	(5,409)	(3,997)
Other gains (losses) from interest rate derivative instruments, net	4,516	(108,082)
Total losses on interest rate derivatives, net	(893)	(112,079)
Other, net	152	19
Investment loss, net	$(1,762)	$(49,890)

We recorded credit related other-than-temporary impairment charges of $0.1 million for the three months ended March 31, 2016, on available-for-sale, private-label MBS. We recorded no other-than-temporary impairment charges for the three months ended March 31, 2017. Credit related other-than-temporary impairment charges represent the excess of the amortized cost basis over the present value of expected future cash flows discounted at the security’s existing effective interest rate used for interest income recognition.

Investments classified as trading securities primarily consist of agency MBS. The $4.2 million of net losses recognized for the three months ended March 31, 2017 were primarily driven by modest agency MBS spread widening which more than offset the effect of a decrease in longer-term interest rates that occurred during the period.  The $51.0 million of net gains on trading investments recognized for the three months ended March 31, 2016, were primarily the result of a decrease in prevailing longer-term interest rates, partially offset by MBS spread widening.

Commitments to purchase and sell MBS consist primarily of forward-settling purchases of TBA agency MBS that are generally settled on a net basis through the execution of dollar roll transactions and, to a lesser extent, certain commitments to purchase specified agency MBS that will be settled by the physical delivery of the securities. We recognized net gains of $3.2 million and $11.3 million for the three months ended March 31, 2017 and 2016, respectively, from forward-settling commitments to purchase and sell agency MBS, which consists of both TBA dollar roll income as well as other fair value gains and losses stemming from these forward-settling commitments.

Our interest rate derivative instruments currently consist of interest rate swaps and put and call options on U.S. Treasury note futures, and have historically also included U.S. Treasury note futures, Eurodollar futures, and interest rate swap futures. While we use interest rate derivatives to economically hedge a portion of our interest rate risk, we have not designated such contracts as hedging instruments for financial reporting purposes. As a result, the implied economic financing costs of our interest rate derivatives are included in the change in fair value of the instruments recognized in “investment gain (loss), net” rather than in net interest income. During periods of falling interest rates, we will generally experience losses on our interest rate derivative instruments and during periods of rising interest rates, we will generally experience gains on our interest rate derivative instruments. The $0.9 million of net losses recognized for interest rate derivative instruments for the three months ended March 31, 2017 were primarily attributable to implied net economic financing costs of our interest rate swap agreements. The $112.1 million of net losses recognized for interest rate derivative instruments during the three months ended March 31, 2016 were primarily driven by a decline in prevailing long-term interest rates during the period coupled with the implied net economic financing costs of certain of the interest rate derivatives.

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

General and Administrative Expenses

General and administrative expenses increased by $0.6 million, or 14.0%, from $4.3 million for the three months ended March 31, 2016 to $4.9 million for the three months ended March 31, 2017.

Compensation and benefits expensed increased by $0.8 million, or 30.8%, from $2.6 million for the three months ended March 31, 2016 to $3.4 million for the three months ended March 31, 2017. The increase in compensation and benefits expense is attributable primarily to an increase in long-term performance based stock-based compensation. Total employee stock-based compensation increased by $0.4 million from $0.4 million for the three months ended March 31, 2016 to $0.8 million for the three months ended March 31, 2017. The increase in employee stock-based compensation is attributable primarily to an improvement in the achievement of performance measures in certain of the Company’s long-term performance based stock-based compensation awards.

Other general and administrative expenses decreased by $0.3 million, or 16.7%, from $1.8 million for the three months ended March 31, 2016 to $1.5 million for the three months ended March 31, 2017. The decrease in other general and administrative expenses is attributable primarily to $0.4 million of non-recurring expenses during the three months ended March 31, 2016 stemming from the 2016 proxy contest that were in excess of the level of expenses normally incurred for an annual meeting of shareholders.

Income Tax Provision

We recognized an income tax provision of $8.3 million and an income tax benefit of $0.5 million for the three months ended March 31, 2017 and 2016, respectively. The income tax provision for the three months ended March 31, 2017 and 2016 includes the effect of an increase in the valuation allowance against the deferred tax assets of $3.1 million and $12.0 million, respectively. The increase in the valuation allowance against the deferred tax assets for the three months ended March 31, 2017 and 2016 is due mostly to an increase in our net capital loss carry-forward from net capital losses generated during the periods primarily from losses on certain of our economic interest rate hedging instruments.

A valuation allowance is provided against the deferred tax asset if, based on our evaluation, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered in our determination for whether a valuation allowance for deferred tax assets is needed. Items considered in determining our valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carry-forward periods and the expected timing of the reversal of temporary differences. As of March 31, 2017, we continue to provide a valuation allowance against the portion of net capital loss carry-forwards for which we believe is more likely than not that the benefits will not be realized prior to expiration. Forming a conclusion that an additional valuation allowance is not needed is difficult when negative evidence exists, such as cumulative losses in recent years, which is generally measured as pre-tax earnings determined in accordance with GAAP over a historical three-year period. As of March 31, 2017, we had cumulative pre-tax net income of $12,675 over the preceding three-year period; however, if we were to have a three-year cumulative pre-tax net loss as of a future reporting date, we may determine that an additional significant valuation allowance against our deferred tax assets that are capital in nature is warranted. As of March 31, 2017, our deferred tax assets that are capital in nature for which a valuation allowance had not been provided had an aggregate carrying value of $47,458. We will continue to assess the need for a valuation allowance at each reporting date.

Other Comprehensive Loss

Other comprehensive income (loss) was $0 million and ($4.9) million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2016, other comprehensive loss included net unrealized holding losses of $8.1 million on the available-for-sale MBS portfolio, net of a tax benefit of $3.2 million, and $99.2 thousand other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $38.6 thousand.

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), we reported “non-GAAP core operating income.” We define core operating income as “economic net interest income” less “core general and administrative expenses.”

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

•

Net interest income earned or expense incurred from interest rate swap agreements. We utilize interest rate swap agreements to economically hedge a portion of our exposure to variability in future interest cash flows, attributable to changes in benchmark interest rates, associated with future roll-overs of our short-term financing arrangements. Accordingly, the net interest income earned or expense incurred (commonly referred to as “net interest carry”) from our interest rate swap agreements in combination with interest expense recognized in accordance with GAAP represents our effective “economic interest expense.” In our consolidated statements of comprehensive income prepared in accordance with GAAP, the net interest income earned or expense incurred from interest rate swap agreements is reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three months ended March 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
GAAP net interest income	$20,277	$22,061
TBA dollar roll income	3,398	3,795
Interest rate swap net interest expense	(5,409)	(3,997)
Economic net interest income	18,266	21,859
Core general and administrative expenses	(4,024)	(3,420)
Non-GAAP core operating income	$14,242	$18,439

Non-GAAP core operating income per diluted share	$0.60	$0.80
Weighted average diluted shares outstanding	23,897	23,040

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
GAAP income (loss) before income taxes	$13,590	$(32,164)
Less:
Total investment loss, net	1,762	49,890
Stock-based compensation expense	901	517
Non-recurring proxy contest related expenses	—	398
Add back:
TBA dollar roll income	3,398	3,795
Interest rate swap net interest expense	(5,409)	(3,997)
Non-GAAP core operating income	$14,242	$18,439

Non-GAAP core operating income is used by management to evaluate the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as assist with the determination of the appropriate level of periodic dividends to shareholders. In addition, we believe that non-GAAP core operating income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as its earnings capacity.

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

As of March 31, 2017, our debt-to-equity leverage ratio was 11.5 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet. In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term financing (i.e. repurchase agreement financing), net payable or receivable for unsettled securities and net contractual forward price of our TBA commitments compared to our investable capital.  Our investable capital is calculated as the sum of our tangible stockholders’ equity and long-term unsecured debt. Tangible stockholders’ equity is measured as our stockholders’ equity less our net deferred tax asset, and our long-term unsecured debt is measured as our long-term unsecured debt excluding any unamortized issuance costs.  As of March 31, 2017, our “at risk” short-term financing to investable capital ratio was 11.8 to 1.

Cash Flows

As of March 31, 2017, our cash and cash equivalents totaled $15.8 million, representing a net decrease of $39.0 million from $54.8 million as of December 31, 2016. Cash provided by operating activities of $15.9 million during the three months ended March 31, 2017 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $632.8 million during the three months ended March 31, 2017 was primarily generated by purchases of new agency MBS, partially offset by sales of agency MBS, the receipt of principal payments from agency MBS and proceeds received from settlements and deposits for margin calls on our interest rate derivative instruments. Cash provided by financing activities of $577.9 million during the three months ended March 31, 2017 relates primarily to net proceeds obtained from repurchase agreements used to finance a portion of our MBS investment portfolio partially offset by dividend payments to common stockholders.

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

As of March 31, 2017, liquid assets consisted primarily of cash and cash equivalents of $15.8 million and net investments in MBS of $311.1 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS.

Debt Capital

Long-Term Unsecured Debt

As of March 31, 2017, we had $73.7 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.6 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of March 31, 2017 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of March 31, 2017 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of March 31, 2017 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	March 31, 2017	December 31, 2016
Pledged with agency MBS:
Repurchase agreements outstanding	$4,241,855	$3,649,102
Agency MBS collateral, at fair value	4,497,184	3,851,269
Net amount (1)	255,329	202,167
Weighted-average rate	1.03%	0.96%
Weighted-average term to maturity	11.8 days	19.3 days
Maximum amount outstanding at any month-end during the period	$4,241,855	$3,653,114

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of March 31, 2017, we had outstanding repurchase agreement balances with 16 counterparties and have master repurchase agreements in place with a total of 19 counterparties located throughout North America, Europe and Asia. As of March 31, 2017, no more than 7.1% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 31.2% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of March 31, 2017 (dollars in thousands):

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	12	74.6%
Europe	1	9.1%
Asia	3	16.3%
	16	100.0%

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

Interest Rate Derivative Instruments

We exchange cash variation margin with the counterparties to our interest rate derivative instruments at least on a daily basis based upon daily changes in fair value as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. The clearing exchanges have the sole discretion to determine the value of derivative instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our derivative agreements that we were not able to satisfy. However, if we encounter significant decreases in long-term interest rates, margin calls on our derivative agreements could result in a material adverse change in our liquidity position.

As of March 31, 2017, we had outstanding interest rate swaps and options on 10-year U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	March 31, 2017
	Notional	Net Fair	Collateral
	Amount	Value	Deposit
Interest rate swaps (1)	$3,600,000	$(4,314)	$59,396
Options on 10-year U.S. Treasury note futures	1,400,000	(54)	4,386

(1)

Beginning in 2017, the Company accounts for the daily receipt or payment of cash variation margin associated with centrally cleared interest rate swaps as a legal settlement of the derivative instrument itself, as opposed to the pledge of collateral.

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

Equity Capital

Equity Distribution Agreements

On May 24, 2013, we entered into separate equity distribution agreements (the “Prior Equity Distribution Agreements”) with each of RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC (the “Prior Equity Sales Agents”), pursuant to which we may offer and sell, from time to time, up to 1,750,000 shares of our Class A common stock. Pursuant to the Prior Equity Distribution Agreements, shares of our common stock may be offered and sold through the Prior Equity

Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933 as amended (the “Securities Act”), including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.

During the three months ended March 31, 2017, we issued 800 shares of Class A common stock at a weighted average public offering price of $15.16 per share for proceeds net of underwriting discounts and commissions of $12 thousand under the Prior Equity Distribution Agreements.  On February 23, 2017, we terminated the Prior Equity Distribution Agreements.

On February 22, 2017, we entered into new separate equity distribution agreements (the “New Equity Distribution Agreements”) with each of JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. (the “New Equity Sales Agents”), pursuant to which we may offer and sell, from time to time, up to 6,000,000 shares of our Class A common stock. Pursuant to the New Equity Distribution Agreements, shares of our common stock may be offered and sold through the New Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.

As of March 31, 2017, we had 6,000,000 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock. As of March 31, 2017, 1,951,305 shares of Class A common stock remained available for repurchase under the repurchase program.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of March 31, 2017 and December 31, 2016, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of March 31, 2017 and December 31, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, credit risk, spread risk, liquidity risk and regulatory risk. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of our risk management strategies.

Interest Rate Risk

We are exposed to interest rate risk in our MBS portfolio. Our investments in MBS are financed with short-term borrowing facilities such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate derivative instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate derivatives include interest rate swaps as well as U.S. Treasury note futures and options on U.S. Treasury note futures. Historically, we have also utilized Eurodollar futures and interest rate swap futures.

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

•

The yield curve that results from applying an instantaneous parallel 100 basis point decrease in interest rates may reflect an interest rate of less than 0% in certain portions of the curve. The results of the analysis included in the applicable tables to follow reflect the effect of these negative interest rates.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2017
		Value		Value
		with 50		with 50
		Basis Point		Basis Point
		Increase in	Percent	Decrease in	Percent
	Value	Interest Rates	Change	Interest Rates	Change
Agency MBS	$4,391,274	$4,266,853	(2.83)%	$4,495,203	2.37%
TBA commitments	3,818	(8,184)	(314.35)%	12,221	220.09%
Interest rate swaps	(4,314)	93,162	2259.53%	(101,788)	(2,259.48)%
Options on U.S. Treasury note futures	(54)	13,771	25,601.85%	(7,085)	(13,020.37)%
Stockholders’ equity	374,481	349,360	(6.71)%	382,308	2.09%
Book value per share	$15.83	$14.77	(6.71)%	$16.16	2.09%

	March 31, 2017
		Value		Value
		with 100		with 100
		Basis Point		Basis Point
		Increase in	Percent	Decrease in	Percent
	Value	Interest Rates	Change	Interest Rates	Change
Agency MBS	$4,391,274	$4,129,475	(5.96)%	$4,569,246	4.05%
TBA commitments	3,818	(22,209)	(681.69)%	17,080	347.35%
Interest rate swaps	(4,314)	190,637	4,519.03%	(199,263)	(4,518.98)%
Options on U.S. Treasury note futures	(54)	38,071	70,601.85%	(7,505)	(13,798.15)%
Stockholders’ equity	374,481	319,731	(14.62)%	363,314	(2.98)%
Book value per share	$15.83	$13.52	(14.62)%	$15.36	(2.98)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 6.0 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of March 31, 2017.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	March 31, 2017
		Value with		Value with
		10 Basis Point		10 Basis Point
		Increase in		Decrease In
		Agency MBS	Percent	Agency MBS	Percent
	Value	Spreads	Change	Spreads	Change
Agency MBS	$4,391,274	$4,364,775	(0.60)%	$4,417,773	0.60%
TBA commitments, net	3,818	1,128	(70.45)%	6,509	70.47%
Stockholders’ equity	374,481	345,292	(7.79)%	403,670	7.79%
Book value per share	$15.83	$14.60	(7.79)%	$17.07	7.79%

	March 31, 2017
		Value with		Value with
		25 Basis Point		25 Basis Point
		Increase in		Decrease In
		Agency MBS	Percent	Agency MBS	Percent
	Value	Spreads	Change	Spreads	Change
Agency MBS	$4,391,274	$4,325,027	(1.51)%	$4,457,521	1.51%
TBA commitments, net	3,818	(2,907)	(176.14)%	10,544	176.16%
Stockholders’ equity	374,481	301,509	(19.49)%	447,454	19.49%
Book value per share	$15.83	$12.75	(19.49)%	$18.92	19.49%

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

Cautionary Statement About Forward-Looking Information

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

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

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to successfully expand our business into areas other than investing in MBS and our expectations of the returns of expanding into any such areas; and
•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Item 1A — Risk Factors”.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Exhibit Title
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

4.05	Form of Senior Note (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.06	Form of Subordinated Note (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.07	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Company on May 1, 2013).

4.08	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).

4.09	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).

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

10.01

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

10.02

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

10.03

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

10.04

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

12.01	Computation of Ratio of Earnings to Fixed Charges.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***

101.SCH	SCHEMA DOCUMENT***

Exhibit Number	Exhibit Title
101.CAL	CALCULATION LINKBASE DOCUMENT***

101.LAB	LABELS LINKBASE DOCUMENT***

101.PRE	PRESENTATION LINKBASE DOCUMENT***

101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2017 and the Year Ended December 31, 2016; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016.

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
Date: May 1, 2017

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

4.05	Form of Senior Note (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.06	Form of Subordinated Note (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.07	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Company on May 1, 2013).

4.08	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).

4.09	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).

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

10.01

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

10.02

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

10.03

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

Exhibit Number	Exhibit Title
10.04

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K filed on February 22,

2017).

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2017 and the Year Ended December 31, 2016; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016.