Form 10-Q
period 2017-06-30
Arlington Asset Investment Corp.
filed 2017-08-04
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2017:

Title	Outstanding
Class A Common Stock	25,950,468 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$73,308	$54,794
Interest receivable	12,785	11,646
Mortgage-backed securities, at fair value
Agency	4,182,529	3,911,375
Private-label	74	1,266
Derivative assets, at fair value	7,965	74,889
Deferred tax assets, net	24,162	48,829
Deposits, net	65,339	11,149
Other assets	2,729	3,003
Total assets	$4,368,891	$4,116,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,913,699	$3,649,102
Interest payable	3,020	3,434
Accrued compensation and benefits	2,958	5,406
Dividend payable	15,548	15,739
Derivative liabilities, at fair value	4,038	9,554
Other liabilities	1,233	1,247
Long-term unsecured debt	73,768	73,656
Total liabilities	4,014,264	3,758,138
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 156,310 and -0- shares issued and outstanding, respectively (liquidation preference of $3,908 and $-0-, respectively)	3,500	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 25,950,468 and 23,607,111 shares issued and outstanding, respectively	260	236
Class B common stock, $0.01 par value, 100,000,000 shares authorized, -0- and 20,256 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,944,847	1,910,284
Accumulated deficit	(1,593,980)	(1,551,707)
Total stockholders’ equity	354,627	358,813
Total liabilities and stockholders’ equity	$4,368,891	$4,116,951

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Agency mortgage-backed securities	$31,397	$23,408	$61,683	$49,063
Private-label mortgage-backed securities	43	2,808	80	5,782
Other	21	135	41	260
Total interest income	31,461	26,351	61,804	55,105
Interest expense
Short-term secured debt	11,314	5,509	20,173	11,009
Long-term unsecured debt	1,214	1,194	2,421	2,387
Total interest expense	12,528	6,703	22,594	13,396
Net interest income	18,933	19,648	39,210	41,709
Investment loss, net
Realized loss on sale of available-for-sale investments, net	—	(593)	—	(593)
Other-than-temporary impairment charges	—	(1,638)	—	(1,737)
Gain on trading investments, net	15,855	27,665	11,636	78,615
Loss from derivative instruments, net	(31,678)	(34,381)	(29,373)	(135,141)
Other, net	(147)	—	5	19
Total investment loss, net	(15,970)	(8,947)	(17,732)	(58,837)
General and administrative expenses
Compensation and benefits	2,804	2,756	6,249	5,320
Other general and administrative expenses	1,350	4,916	2,830	6,687
Total general and administrative expenses	4,154	7,672	9,079	12,007
(Loss) income before income taxes	(1,191)	3,029	12,399	(29,135)
Income tax provision (benefit)	16,737	(9,865)	25,073	(10,411)
Net (loss) income	(17,928)	12,894	(12,674)	(18,724)
Dividend on preferred stock	(35)	—	(35)	—
Net (loss) income (attributable) available to common stock	$(17,963)	$12,894	$(12,709)	$(18,724)
Basic (loss) earnings per common share	$(0.74)	$0.56	$(0.53)	$(0.81)
Diluted (loss) earnings per common share	$(0.74)	$0.56	$(0.53)	$(0.81)
Weighted-average common shares outstanding (in thousands)
Basic	24,319	23,003	23,987	22,998
Diluted	24,319	23,070	23,987	22,998
Other comprehensive (loss) income, net of taxes
Unrealized losses on available-for-sale securities (net of taxes of $-0-, $(641), $-0- and $(3,805), respectively)	$—	$(1,006)	$—	$(5,976)
Reclassification
Included in investment loss, net, related to sales of available-for-sale securities (net of taxes of $-0-, $(144), $-0-, and $(144), respectively)	—	(226)	—	(226)
Included in investment loss, net, related to other-than- temporary impairment charges on available-for-sale securities (net of taxes of $-0-, $637, $-0- and $676, respectively)	—	1,001	—	1,061
Comprehensive (loss) income	$(17,928)	$12,663	$(12,674)	$(23,865)

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred Stock (#)	Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2015	—	$—	22,874,819	$229	102,216	$1	$1,898,085	$12,371	$(1,451,258)	$459,428
Net loss	—	—	—	—	—	—	—	—	(41,347)	(41,347)
Conversion of Class B common stock to Class A common stock	—	—	81,960	1	(81,960)	(1)	—	—	—	—
Issuance of Class A common stock	—	—	595,342	6	—	—	9,669	—	—	9,675
Issuance of Class A common stock under stock-based compensation plans	—	—	73,457	—	—	—	—	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	—	—	(18,467)	—	—	—	(269)	—	—	(269)
Stock-based compensation	—	—	—	—	—	—	2,974	—	—	2,974
Income tax provision from stock-based compensation	—	—	—	—	—	—	(175)	—	—	(175)
Other comprehensive loss	—	—	—	—	—	—	—	(12,371)	—	(12,371)
Dividends declared	—	—	—	—	—	—	—	—	(59,102)	(59,102)
Balances, December 31, 2016	—	—	23,607,111	236	20,256	—	1,910,284	—	(1,551,707)	358,813
Net loss	—	—	—	—	—	—	—	—	(12,674)	(12,674)
Conversion of Class B common stock to Class A common stock	—	—	20,256	—	(20,256)	—	—	—	—	—
Issuance of Class A common stock	—	—	2,332,289	24	—	—	33,322	—	—	33,346
Issuance of Series B preferred stock	156,310	3,500	—	—	—	—	—	—	—	3,500
Repurchase of Class A common stock under stock-based compensation plans	—	—	(9,188)	—	—	—	(134)	—	—	(134)
Stock-based compensation	—	—	—	—	—	—	1,375	—	—	1,375
Dividends declared	—	—	—	—	—	—	—	—	(29,599)	(29,599)
Balances, June 30, 2017	156,310	$3,500	25,950,468	$260	$—	$—	$1,944,847	$—	$(1,593,980)	$354,627

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,674)	$(18,724)
Adjustments to reconcile net loss to net cash provided by operating activities
Investment loss, net	17,732	58,837
Net premium amortization on mortgage-backed securities	15,938	11,671
Deferred tax provision (benefit)	24,667	(11,020)
Other	1,245	1,111
Changes in operating assets
Interest receivable	(1,139)	1,504
Other assets	146	2,124
Changes in operating liabilities
Interest payable and other liabilities	(419)	481
Accrued compensation and benefits	(2,448)	(2,375)
Net cash provided by operating activities	43,048	43,609
Cash flows from investing activities:
Purchases of private-label mortgage-backed securities	—	(5,357)
Purchases of agency mortgage-backed securities	(1,501,116)	(1,289,131)
Proceeds from sales of private-label mortgage-backed securities	1,268	38,290
Proceeds from sales of agency mortgage-backed securities	996,304	1,451,374
Receipt of principal payments on private-label mortgage-backed securities	10	404
Receipt of principal payments on agency mortgage-backed securities	229,271	211,614
Payments for derivatives and deposits, net	(22,053)	(150,698)
Other	129	15,732
Net cash (used in) provided by investing activities	(296,187)	272,228
Cash flows from financing activities:
Proceeds from repurchase agreements, net	264,597	481,797
Repayments of Federal Home Loan Bank advances	—	(786,900)
Proceeds from issuance of common stock	33,346	—
Proceeds from issuance of preferred stock	3,500	—
Excess tax benefits associated with stock-based awards	—	86
Dividends paid	(29,790)	(28,894)
Net cash provided by (used in) financing activities	271,653	(333,911)
Net increase (decrease) in cash and cash equivalents	18,514	(18,074)
Cash and cash equivalents, beginning of period	54,794	36,987
Cash and cash equivalents, end of period	$73,308	$18,913
Supplemental cash flow information:
Cash payments for interest	$22,896	$14,355
Cash payments for taxes	$—	$—

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of June 30, 2017 and December 31, 2016, approximately 99% of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Other Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of comprehensive income adjusted for other comprehensive income. Other comprehensive income for the Company represents periodic unrealized holding gains and losses related to the Company’s investments in MBS classified as available-for-sale. Accumulated unrealized holding gains and losses for available-for-sale MBS are reclassified into net income as a component of “investment gain

(loss), net” upon (i) sale or realization, or (ii) the occurrence of an other-than-temporary impairment. As of December 31, 2016 all of the Company’s investments in MBS are classified as trading securities. Accordingly, all unrealized gains and losses related to the Company’s investments in MBS during 2017 have been recognized in net income.

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

January 1, 2018

ASU No. 2016-01 requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings.  Upon the adoption of ASU No. 2016-01, the Company will recognize the difference between the fair value of its investments in equity securities currently carried at their historical cost (net of impairments) and the securities’ fair values in net income.  As of June 30, 2017, the Company’s investments in equity securities measured at cost have a balance sheet carrying value of $1,257 and an estimated fair value of $5,556.

ASU No. 2016-02, Leases (Topic 842)

This amendment replaces the existing lease accounting model with a revised model.  The primary change effectuated by the revised lease accounting model is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases.

		January 1, 2019	The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
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

January 1, 2019

As of June 30, 2017, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

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
ASU No. 2017-08, Premium Amortization of Purchased Callable Debt Securities (Subtopic 310-20)

This amendment requires purchase premiums for investments in debt securities that are noncontingently callable by the issuer (at a fixed price and preset date) to be amortized to the earliest call date. Previously, purchase premiums for such investments were permitted to be amortized to the instrument’s maturity date.

January 1, 2020

Investments in prepayable financial assets, such as residential MBS, for which the embedded call options are not held by the issuer are not within the scope of ASU No. 2017-08. Accordingly, the Company does not expect the adoption of ASU No. 2017-08 to have a material effect on its consolidated financial statements.

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of June 30, 2017 and December 31, 2016, the Company had $4,182,529 and $3,911,375, respectively, of fair value in agency MBS classified as trading securities.

As of June 30, 2017 all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans. As of December 31, 2016, the Company’s portfolio of investments in agency MBS also included investments in inverse interest-only agency MBS with an aggregate fair value of $1,923. The Company’s investments in inverse interest-only agency MBS represented beneficial interests in a portion of the interest cash flows of an underlying pool of pass-through agency MBS collateralized by adjustable-rate mortgage loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net gains recognized in earnings for:
Agency MBS still held at period end	$13,474	$27,639	$11,191	$65,180
Agency MBS sold during the period	2,343	284	397	13,562
Total	$15,817	$27,923	$11,588	$78,742

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

Note 4. Investments in Private-Label MBS

The Company’s investments in private-label MBS are reported in the accompanying consolidated balance sheets at fair value. Investments in private-label MBS acquired prior to 2015 were classified as available-for-sale, all of which had been sold as of December 31, 2016. The Company has elected to classify its investments in private-label MBS acquired in 2015 or later as trading securities. As of June 30, 2017 and December 31, 2016, the Company held investments in private-label MBS with a fair value of $74 and $1,266, respectively, all of which were classified as trading securities.

Available-for-Sale Private-Label MBS

Periodic changes in the fair value of the Company’s available-for-sale private-label MBS that are not attributed to interest income or other-than-temporary impairments represent unrealized holding gains and losses. Unrealized holding gains and losses are accumulated in other comprehensive income until the securities are sold. As of June 30, 2017 and December 31, 2016, the Company had no available-for-sale private-label MBS.

Upon the sale of available-for-sale private-label MBS, any gains or losses accumulated in other comprehensive income are recognized in earnings as a component of “investment gain (loss), net.” The Company uses the specific identification method to determine the realized gain or loss that is recognized in earnings upon the sale of an available-for-sale private-label MBS.

The following table presents the results of sales of available-for-sale private-label MBS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$28,410	$—	$28,410
Gross realized gains	—	26	—	26
Gross realized losses	—	619	—	619

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

The following table presents the changes in the accretable yield solely for available-for-sale private-label MBS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$—	$66,998	$—	$85,052
Accretion	—	(2,448)	—	(5,021)
Reclassifications, net	—	89	—	(11,877)
Eliminations in consolidation	—	—	—	(3,515)
Sales	—	(16,440)	—	(16,440)
Ending balance	$—	$48,199	$—	$48,199

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

For the three and six months ended June 30, 2016, the Company recorded credit related other-than-temporary impairment charges of $1,638 and $1,737 as a component of “investment gain (loss), net” on the consolidated statements of comprehensive income on certain available-for-sale private-label MBS. The Company recorded no other-than-temporary impairment charges on available-for-sale private-label MBS during the three and six months ended June 30, 2017. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale private-label MBS held as of the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cumulative credit related other-than-temporary impairments, beginning balance	$—	$14,116	$—	$14,017
Additions for:
Securities for which other-than-temporary impairments have not previously occurred	—	1,638	—	1,737
Securities with previously recognized other-than- temporary impairments	—	—	—	—
Reductions for sold or matured securities	—	—	—	—
Cumulative credit related other-than-temporary impairments, ending balance	$—	$15,754	$—	$15,754

Trading Private-Label MBS

Periodic changes in the fair value of investments in trading private-label MBS that are not attributable to interest income are recognized as a component of “investment gain (loss), net” in the Company’s consolidated statements of comprehensive income. The following table provides additional information about the net gains and losses recognized as a component of “investment gain (loss), net” for the periods indicated with respect to investments in private-label MBS classified as trading securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net gains (losses) recognized in earnings for:
Private-label MBS still held at period end	$(5)	$(21)	$(9)	$(216)
Private-label MBS sold during the period	43	(237)	57	89
Total	$38	$(258)	$48	$(127)

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

As of June 30, 2017 and December 31, 2016, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	June 30, 2017	December 31, 2016
Pledged with agency MBS:
Repurchase agreements outstanding	$3,913,699	$3,649,102
Agency MBS collateral, at fair value	4,102,321	3,851,269
Net amount (1)	188,622	202,167
Weighted-average rate	1.33%	0.96%
Weighted-average term to maturity	12.8 days	19.3 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Weighted-average outstanding balance during the three months ended	$4,125,631	$3,293,662
Weighted-average rate during the three months ended	1.08%	0.66%
Weighted-average outstanding balance during the six months ended	$4,025,321	$3,258,029
Weighted-average rate during the six months ended	1.00%	0.66%

Long-Term Unsecured Debt

As of June 30, 2017 and December 31, 2016, the Company had $73,768 and $73,656, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,532 and $1,644, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	June 30, 2017			December 31, 2016
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.91%	6.75%	6.625%	3.63%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Receivables recognized for the right to reclaim cash initial margin posted in respect of interest rate derivative instruments are included in the line item “deposits, net” in the accompanying consolidated balance sheets. Prior to January 1, 2017, the daily exchange of variation margin associated with centrally cleared derivative instruments was considered a pledge of collateral. For these prior periods, receivables recognized for the right to reclaim cash variation margin posted in respect of interest rate derivative instruments are included in the line item “deposits, net” in the accompanying consolidated balance sheets. The Company elected to offset any payables recognized for the obligation to return cash variation margin received from an interest rate derivative instrument counterparty against receivables recognized for the right to reclaim cash initial margin posted by the Company to that same counterparty.

Beginning on January 1, 2017, as a result of a CME amendment to their rule book which governs their central clearing activities, the daily exchange of variation margin associated with a centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps as a direct reduction to the carrying value of the interest rate swap derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period.

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

Receivables recognized for the right to reclaim cash collateral posted by the Company in respect of TBA transactions is included in the line item “deposits, net” in the accompanying consolidated balance sheets. Liabilities recognized for the obligation to return cash collateral received by the Company in respect of TBA transactions is included in the line item “other liabilities” in the accompanying consolidated balance sheets.

In addition to TBA transactions, the Company may, from time to time, enter into commitments to purchase or sell specified agency MBS that do not qualify as regular-way security trades. Such commitments are also accounted for as derivative instruments.

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$6,907	$—	$63,315	$(1,949)
10-year U.S. Treasury note futures	984	—	—	—
Options on 10-year U.S. Treasury note futures	27	—	4,289	(3,906)
TBA commitments	47	(4,038)	7,285	(3,699)
Total	$7,965	$(4,038)	$74,889	$(9,554)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of June 30, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$975,000	1.18%	1.24%	0.06%	1.7	$352
3 to less than 7 years	500,000	1.91%	1.21%	(0.70)%	4.0	644
7 to 10 years	2,000,000	2.01%	1.23%	(0.78)%	8.9	5,721
Total / weighted-average	$3,475,000	1.76%	1.23%	(0.53)%	6.2	$6,717

The following table presents information about the Company’s forward-starting interest rate swap agreements that had yet to take effect as of June 30, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$190

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,375,000	1.10%	0.97%	(0.13)%	1.7	$6,470
3 to less than 7 years	350,000	1.84%	1.00%	(0.84)%	3.7	(769)
7 to 10 years	1,600,000	1.93%	0.96%	(0.97)%	9.2	50,511
Total / weighted-average	$3,325,000	1.58%	0.97%	(0.61)%	5.5	$56,212

The following table presents information about the Company’s forward-starting interest rate swap agreements that had yet to take effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$5,154

10-year U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of June 30, 2017, are short positions with an aggregate notional amount of $350,000 that mature in September 2017. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note.

Options on 10-year U.S. Treasury Note Futures

The Company purchases and sells exchange-traded options on 10-year U.S. Treasury note futures contracts with the objective of economically hedging a portion of the sensitivity of its investments in agency MBS to significant changes in interest rates.  The Company may purchase put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty, and the Company may also write call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company.  In order to limit its exposure on its interest rate derivative instruments from a significant decline in long-term interest rates, the Company may also purchase contracts that provide the Company with the option to buy, or call, 10-year U.S. Treasury note futures from a counterparty.  The options may be exercised at any time prior to their expiry, and if exercised, may be net settled in cash or through physical receipt or delivery of the underlying futures contracts. Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of June 30, 2017 is as follows:

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased call options:
July 2017 expiration	$700,000	129.9	1.81%	$27

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of December 31, 2016 is as follows:

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
January 2017 expiration	$950,000	120.8	2.87%	$539
February 2017 expiration	700,000	122.6	2.64%	3,281
Total / weighted average for purchased put options	$1,650,000	121.6	2.77%	$3,820
Sold call options:
January 2017 expiration	$(100,000)	126.0	2.25%	$(141)
February 2017 expiration	(900,000)	126.0	2.24%	(3,765)
Total / weighted average for sold call options	$(1,000,000)	126.0	2.24%	$(3,906)
Purchased call options:
January 2017 expiration	$1,000,000	127.1	2.12%	$469
				$383

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	June 30, 2017
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.5% coupon purchase commitments	$435,000	$448,641	$446,826	$(1,815)
4.0% coupon purchase commitments	700,000	738,535	736,312	(2,223)
4.0% coupon sale commitments	(25,000)	(26,344)	(26,297)	47
Total TBA commitments, net	$1,110,000	$1,160,832	$1,156,841	$(3,991)

	December 31, 2016
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.0% coupon purchase commitments	$725,000	$718,887	$720,027	$1,140
3.5% coupon purchase commitments	25,000	25,586	25,613	27
3.5% coupon sale commitments	(25,000)	(25,602)	(25,613)	(11)
Total dollar roll positions, net	725,000	718,871	720,027	1,156
TBA commitments serving as economic hedges:
3.5% coupon purchase commitments	600,000	608,601	614,719	6,118
3.5% coupon sale commitments	(600,000)	(611,031)	(614,719)	(3,688)
Total economic hedges, net	—	(2,430)	—	2,430
Total TBA commitments, net	$725,000	$716,441	$720,027	$3,586

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(5,293)	$(4,376)	$(10,702)	$(8,373)
Unrealized losses, net	(26,991)	(35,840)	(18,824)	(80,945)
Gains realized upon early termination	65	—	696	—
Total interest rate swap losses, net	(32,219)	(40,216)	(28,830)	(89,318)
U.S. Treasury note futures, net	(2,176)	(2,208)	(2,041)	(63,285)
Options on U.S. Treasury note futures, net	(1,736)	(4,374)	(6,153)	(6,249)
Other, net	—	—	—	(25)
Total interest rate derivative losses, net	(36,131)	(46,798)	(37,024)	(158,877)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	4,298	3,719	7,696	7,514
Other gains (losses) on agency MBS commitments, net	155	8,698	(45)	16,222
Total gains on agency MBS commitments, net	4,453	12,417	7,651	23,736
Total derivative losses, net	$(31,678)	$(34,381)	$(29,373)	$(135,141)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended June 30, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$375,000	$—	$(125,000)	$3,850,000
10-year U.S. Treasury note futures	—	608,000	(258,000)	—	350,000
Purchased put options on 10-year U.S. Treasury note futures	700,000	100,000	(800,000)	—	—
Sold call options on 10-year U.S. Treasury note futures	350,000	300,000	(650,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	350,000	1,500,000	(1,150,000)	—	700,000
Commitments to purchase (sell) MBS, net	450,000	2,865,000	(2,205,000)	—	1,110,000

	For the Three Months Ended June 30, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,750,000	$500,000	$—	$—	$2,250,000
10-year U.S. Treasury note futures	375,000	502,500	(415,000)	(462,500)	—
Purchased put options on 10-year U.S. Treasury note futures	2,000,000	4,000,000	(4,000,000)	—	2,000,000
Commitments to purchase (sell) MBS, net	690,000	2,050,441	(1,865,000)	—	875,441

	For the Six Months Ended June 30, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,700,000	$775,000	$—	$(625,000)	$3,850,000
10-year U.S. Treasury note futures	—	845,100	(495,100)	—	350,000
Purchased put options on 10-year U.S. Treasury note futures	1,650,000	2,540,000	(4,190,000)	—	—
Sold call options on 10-year U.S. Treasury note futures	1,000,000	2,450,000	(3,450,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	1,000,000	2,400,000	(2,700,000)	—	700,000
Commitments to purchase (sell) MBS, net	725,000	4,315,000	(3,930,000)	—	1,110,000

	For the Six Months Ended June 30, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,500,000	$750,000	$—	$—	$2,250,000
10-year U.S. Treasury note futures	1,335,000	1,371,000	(2,118,500)	(587,500)	—
Put options on 10-year U.S. Treasury note futures, net	—	6,000,000	(4,000,000)	—	2,000,000
Put options on Eurodollar futures	4,000,000	—	(4,000,000)	—	—
Commitments to purchase (sell) MBS, net	375,000	3,550,441	(3,050,000)	—	875,441

Cash Collateral Posted and Received for Derivative Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	June 30, 2017	December 31, 2016
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$58,992	$65,728
U.S. Treasury note futures and options on U.S. Treasury note futures (cash initial margin)	4,550	5,314
TBA commitments	1,797	1,474
Total cash collateral posted	65,339	72,516
Cash collateral received for interest rate swaps (1)	—	(61,367)
Total cash collateral posted, net	$65,339	$11,149

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

Receivables recognized for the right to reclaim cash initial margin posted in respect of interest rate derivative instruments are included in the line item “deposits, net” in the accompanying consolidated balance sheets. Prior to January 1, 2017, the daily exchange of variation margin associated with centrally cleared derivative instruments was considered a pledge of collateral. For these prior periods, receivables recognized for the right to reclaim cash variation margin posted in respect of interest rate derivative instruments are included in the line item “deposits, net” in the accompanying consolidated balance sheets. The Company elected to offset any payables recognized for the obligation to return cash variation margin received from an interest rate derivative instrument counterparty against receivables recognized for the right to reclaim cash initial margin posted by the Company to that same counterparty.

Beginning on January 1, 2017, as a result of a CME amendment to their rule book which governs their central clearing activities, the daily exchange of variation margin associated with a centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, the Company accounts for the daily receipt or payment of variation margin associated with its centrally cleared interest rate swaps as a direct reduction to the carrying value of the interest rate swap derivative asset or liability, respectively. Beginning in 2017, the carrying amount of centrally cleared interest rate swaps reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments represents the change in fair value that occurred on the last day of the reporting period.

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of June 30, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Options on U.S. Treasury note futures	$27	$—	$27	$—	$—	$27
U.S. Treasury note futures	984	—	984	—	(984)	—
Interest rate swaps	6,907	—	6,907	—	(6,907)	—
TBA commitments	47	—	47	—	—	47
Total derivative instruments	7,965	—	7,965	—	(7,891)	74
Total assets	$7,965	$—	$7,965	$—	$(7,891)	$74
Liabilities:
TBA commitments	$4,038	$—	$4,038	$—	$(1,797)	$2,241
Repurchase agreements	3,913,699	—	3,913,699	(3,913,699)	—	—
Total liabilities	$3,917,737	$—	$3,917,737	$(3,913,699)	$(1,797)	$2,241

	As of December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Options on U.S. Treasury note futures	$4,289	$—	$4,289	$(3,906)	$—	$383
Interest rate swaps	63,315	—	63,315	(1,949)	(61,366)	—
TBA commitments	7,285	—	7,285	—	—	7,285
Total derivative instruments	74,889	—	74,889	(5,855)	(61,366)	7,668
Deposits, net	72,516	(61,367)	11,149	—	—	11,149
Total assets	$147,405	$(61,367)	$86,038	$(5,855)	$(61,366)	$18,817
Liabilities:
Derivative instruments:
Options on U.S. Treasury note futures	$3,906	$—	$3,906	$(3,906)	$—	$—
Interest rate swaps	1,949	—	1,949	(1,949)	—	—
TBA commitments	3,699	—	3,699	—	(1,474)	2,225
Total derivative instruments	9,554	—	9,554	(5,855)	(1,474)	2,225
Deposits, net	61,367	(61,367)	—	—	—	—
Repurchase agreements	3,649,102	—	3,649,102	(3,649,102)	—	—
Total liabilities	$3,720,023	$(61,367)	$3,658,656	$(3,654,957)	$(1,474)	$2,225

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

Other

Long-term unsecured debt - As of June 30, 2017 and December 31, 2016, the carrying value of the Company’s long-term debt was $73,768 and $73,656, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term debt is $70,742 and $66,489 as of June 30, 2017 and December 31, 2016, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds - As of June 30, 2017 and December 31, 2016, the Company had investments in equity securities and investment funds with a carrying amount of $1,801 and $1,918, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.  As of June 30, 2017 and December 31, 2016, $544 and $533, respectively, of these investments represent securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets; the Company measures the fair value of these securities on a recurring basis, recognizing the periodic change in fair value in earnings. The remaining $1,257 and $1,385 in investments in equity securities of non-public companies and investment funds as of June 30, 2017 and December 31, 2016, respectively, were measured at cost, net of impairments. The Company’s estimate of the fair value of investments in equity securities and investment funds is $6,100 and $6,034 as of June 30, 2017 and December 31, 2016, respectively. Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee and then waterfalls the enterprise value over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies, including the consideration of recent investments in, or tender offers for, the equity securities of the investee. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

Financial assets and liabilities for which carrying value approximates fair value - Cash and cash equivalents, deposits, receivables, repurchase agreements, payables, and other assets and liabilities are reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,182,529	$—	$4,182,529	$—
Private-label MBS	74	—	—	74
Total MBS	4,182,603	—	4,182,529	74
Derivative assets	7,965	1,011	6,954	—
Derivative liabilities	(4,038)	—	(4,038)	—
Other assets	544	—	—	544
Total	$4,187,074	$1,011	$4,185,445	$618

	December 31, 2016
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,911,375	$—	$3,911,375	$—
Private-label MBS	1,266	—	—	1,266
Total MBS	3,912,641	—	3,911,375	1,266
Derivative assets	74,889	4,289	70,600	—
Derivative liabilities	(9,554)	(3,906)	(5,648)	—
Other assets	533	—	—	533
Total	$3,978,509	$383	$3,976,327	$1,799

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2017 or the year ended December 31, 2016.

Level 3 Financial Assets and Liabilities

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	June 30, 2017		December 31, 2016
	Weighted- average (1)	Range	Weighted- average (1)	Range
Discount rate	—	—	6.50%	6.50 - 6.50%
Default rate	—	—	2.25%	2.25 - 2.25%
Loss severity rate	—	—	45.00%	45.00 - 45.00%
Total prepayment rate (including defaults)	—	—	10.25%	10.25 - 10.25%

(1)Based on face value.

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$1,976	$129,336	$1,799	$130,553
Total net gains (losses)
Included in investment gain (loss), net	(101)	(2,488)	61	(2,456)
Included in other comprehensive income	—	(379)	—	(8,415)
Purchases	—	—	—	5,357
Sales	(1,268)	(38,290)	(1,268)	(38,290)
Payments, net	(32)	(1,801)	(54)	(3,345)
Accretion of discount	43	2,808	80	5,782
Ending balance	$618	$89,186	$618	$89,186
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(145)	$(1,658)	$3	$(1,952)

Note 9. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of June 30, 2017, the Company had estimated net operating loss (“NOL”) carry-forwards of $75,423 that can be used to offset future taxable ordinary income.  The Company’s NOL carry-forwards begin to expire in 2027.  As of June 30, 2017, the Company had estimated net capital loss (“NCL”) carry-forwards of $324,385 that can be used to offset future net capital gains.  The scheduled expirations of the Company’s NCL carry-forwards are $136,840 in 2019, $102,927 in 2020, $71,131 in 2021 and $13,487 in 2022.  The Company is subject to federal alternative minimum tax (“AMT”) and state and local taxes on its taxable income and gains that are not offset by its NOL and NCL carry-forwards.  As of June 30, 2017, the Company had estimated AMT credit carry-forwards of $8,838 that can be used to offset future taxable ordinary income.  The AMT credit carry-forwards do not expire.

Income taxes are provided for using the asset and liability method.  Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities pursuant to the application of GAAP and their respective tax bases and are stated at tax rates expected to be in effect when the taxes are actually paid or recovered.  Deferred tax assets are also recognized for NOL carry-forwards, NCL carry-forwards and any tax credit carry-forwards.

A valuation allowance is provided against the deferred tax asset if, based upon the Company’s evaluation, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.  All available evidence, both positive and negative, is incorporated into the determination of whether a valuation allowance for deferred tax assets is appropriate.  Items considered in the valuation allowance determination include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carry-forward periods and the expected timing of the reversal of temporary differences.  As of June 30, 2017, the Company determined that it should record a full valuation allowance against its deferred tax assets that are capital in nature, which consists of its NCL carry-forwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.  As of June 30, 2017, the Company determined that it should not record any valuation allowance against its deferred tax assets that are ordinary in nature, which consists of its NOL carry-forwards, tax credit carry-forwards and temporary GAAP to tax differences that are expected to result in deductions from ordinary income in future periods.  For the three and six months ended June 30, 2017, the Company recorded an increase to its valuation allowance of $16,829 and $19,958, respectively.  The increase in the valuation allowance primarily represents the incremental allowance required to fully reserve its deferred tax assets stemming from temporary GAAP to tax differences that are expected to be capital losses in future periods (at current valuations).

Deferred tax assets and liabilities consisted of the following as of the dates indicated:

	June 30, 2017	December 31, 2016
Ordinary deferred tax assets:
NOL carry-forward	$29,340	$37,238
AMT credit carry-forward	8,838	8,427
Deferred net loss on designated derivatives	1,195	1,386
Stock-based compensation	2,404	2,426
Other, net	208	208
Total ordinary deferred tax assets	41,985	49,685
Ordinary deferred tax liabilities:
Net unrealized gain on designated derivatives	(17,823)	(25,145)
Ordinary deferred tax assets, net	24,162	24,540

Capital deferred tax assets:
NCL carry-forward	126,186	120,939
Net unrealized loss on investments	34,675	44,253
Valuation allowance	(160,861)	(140,903)
Total capital deferred tax assets, net	—	24,289
Total deferred tax assets, net	$24,162	$48,829

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and state and local taxing jurisdictions where the Company has significant business operations. As of June 30, 2017, there are no on-going examinations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2017	2016	2017	2016
Basic weighted-average common shares outstanding	24,319	23,003	23,987	22,998
Performance share units and unvested restricted stock	—	67	—	—
Diluted weighted-average common shares outstanding	24,319	23,070	23,987	22,998
Net (loss) income attributable to common stock	$(17,963)	$12,894	$(12,709)	$(18,724)
Basic (loss) earnings per common share	$(0.74)	$0.56	$(0.53)	$(0.81)
Diluted (loss) earnings per common share	$(0.74)	$0.56	$(0.53)	$(0.81)

The diluted loss per share for the three and six months ended June 30, 2017 and the six months ended June 30, 2016 did not include the antidilutive effect of 233,418, 239,248 and 56,463 shares of unvested shares of performance share units and restricted stock, respectively.

Note 11. Stockholders’ Equity

Common Stock

The Company has authorized share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share.  Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company.

During the six months ended June 30, 2017 and during the year ended December 31, 2016, holders of the Company's Class B common stock converted an aggregate of 20,256 and 81,960 shares of Class B common stock into 20,256 and 81,960 shares of Class

A common stock, respectively.  As of June 30, 2017, all remaining shares of Class B common stock had been exchanged for shares of the Company’s Class A common stock.

Preferred Stock

The Company has authorized share capital of 2,000,000 shares of 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (the “Series B Preferred Stock”), par value of $.01 per share, and 23,000,000 shares of undesignated preferred stock. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue additional preferred stock in one or more series and to fix the terms and rights of the preferred stock.

In May 2017, the Company completed a public offering in which 135,000 shares of its Series B Preferred Stock were issued to the public at a public offering price of $24.00 per share for proceeds net of underwriting discounts and commissions and expenses of $3,018.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.”

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. As of June 30, 2017, we had declared and paid all required quarterly dividends on our Series B Preferred Stock.

Dividends

Pursuant to the Company’s variable dividend policy for its common stock, the Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company has declared and paid the following dividends on its common stock to date in 2017:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.550	June 16	June 30	July 31
March 31	0.625	March 14	March 31	April 28

The Board of Directors approved and the Company declared and paid the following dividends for 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 16	December 30	January 31, 2017
September 30	0.625	September 15	September 30	October 31
June 30	0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

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

During the three months ended March 31, 2017, the Company issued 800 shares of Class A common stock at a weighted average public offering price of $15.16 per share for proceeds net of underwriting discounts and commissions and expenses of $12 under the Prior Equity Distribution Agreements.  On February 23, 2017, the Company terminated the Prior Equity Distribution Agreements.

On February 22, 2017, the Company entered into new separate equity distribution agreements (the “New Equity Distribution Agreements”) with each of JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. (the “New Equity Sales Agents”), pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock. Pursuant to the New Equity Distribution Agreements, shares of the Company’s common stock may be offered and sold through the New Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions. During the three months ended June 30, 2017, the Company issued 2,331,489 shares of Class A common stock at a weighted average public offering price of $14.51 per share for proceeds net of underwriting discounts and commissions and expenses of $33,334 under the New Equity Distribution Agreements.

As of June 30, 2017, the Company had 3,668,511 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

On May 16, 2017, the Company entered into an equity distribution agreement (the “Series B Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC (the “Series B Preferred Equity Agent”), pursuant to which the Company may offer and sell, from time to time, up to 1,865,000 shares of the Company’s Series B Preferred Stock. Pursuant to the Series B Preferred Equity Distribution Agreement, shares of the Company’s Series B Preferred stock may be offered and sold through the Series B Preferred Equity Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions. During the three months ended June 30, 2017, the Company issued 21,310 shares of Series B Preferred stock at a weighted average public offering price of $24.41 per share for proceeds net of underwriting discounts and commissions and expenses of $482 under the Series B Preferred Equity Distribution Agreement.

As of June 30, 2017, the Company had 1,843,690 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. As of June 30, 2017, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

Note 12. Revisions to Previously Reported Financial Statements

During the second quarter of 2017, the Company concluded that the previously reported deferred tax assets, net, and accumulated deficit were incorrect for the three months ended March 31, 2017 and for the five fiscal years ended December 31, 2016 with a corresponding effect on the previously reported income tax benefit and net income for the fiscal year ended December 31, 2012. Although the impact of this change was not material to the consolidated financial statements for the five fiscal years ended December 31, 2016 and for the three months ended March 31, 2017, the Company has revised its previously reported consolidated financial statements for those periods to reflect the cumulative impact of the errors. The following tables set forth the affected line items within the Company’s previously reported consolidated financial statements for the periods indicated:

	As of March 31, 2017
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets:
Deferred tax assets, net	$65,149	$(24,603)	$40,546
Total assets	4,720,492	(24,603)	4,695,889
Accumulated deficit	(1,536,949)	(24,603)	(1,561,552)
Total stockholders' equity	374,481	(24,603)	349,878
Total liabilities and stockholders' equity	4,720,492	(24,603)	4,695,889

	As of December 31, 2016
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets:
Deferred tax assets, net	$73,432	$(24,603)	$48,829
Total assets	4,141,554	(24,603)	4,116,951
Accumulated deficit	(1,527,104)	(24,603)	(1,551,707)
Total stockholders' equity	383,416	(24,603)	358,813
Total liabilities and stockholders' equity	4,141,554	(24,603)	4,116,951

	As of December 31, 2015
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets:
Deferred tax assets, net	$97,530	$(24,603)	$72,927
Total assets	4,202,939	(24,603)	4,178,336
Accumulated deficit	(1,426,655)	(24,603)	(1,451,258)
Total stockholders' equity	484,031	(24,603)	459,428
Total liabilities and stockholders' equity	4,202,939	(24,603)	4,178,336

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

Our Company

We are a principal investment firm that currently acquires and holds a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of June 30, 2017, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

During the second quarter of 2017, the bond markets signaled tempered expectations for faster economic growth and higher inflation from any pro-economic growth policies from the November 2016 elections, including potential tax reform, infrastructure spending and deregulation, while the equity markets continued to price in a higher optimism for growth and inflation.

During the second quarter of 2017, the 10-year U.S. Treasury rate rallied for most of the quarter reaching a low of 2.10% in June before ending at 2.31% as of June 30, 2017, an eight basis point decline from March 31, 2017.  The U.S. Treasury rate curve continued to flatten during the second quarter as the spread between the 2-year and 10-year U.S. Treasury rate narrowed 20 basis points.  The spread between 10-year U.S. Treasury rates and interest rate swaps tightened modestly by two basis points during the second quarter of 2017 with the 10-year swap rate ending at 2.28% on June 30, 2017. However, on the short-end of the curve, the spread between 2-year U.S Treasury rates and interest rate swaps increased twelve basis points.

On June 14, 2017, the Federal Open Market Committee (“FOMC”) announced that it was raising the target federal funds rate range by 25 basis points from 1.00% to 1.25%, the third increase in a six-month period.  In its June 14, 2017 statement, the FOMC commented that it continues to expect that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace, and labor market conditions will strengthen somewhat further.  The FOMC also stated that it now expects inflation to remain somewhat below 2% in the near term of the next twelve months but to stabilize around 2% over the medium term.  The FOMC commented further that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate, and will likely remain, for some time, below levels that are expected to prevail in the longer run.  Based on federal fund futures prices, market participants currently believe that there is a less than 50% chance that the FOMC will raise the targeted federal funds rate again by December 2017.  In its June 14, 2017 statement, the FOMC also commented that it was maintaining its existing reinvestment policy of its U.S. Treasury securities and agency MBS, but that the FOMC would expect to begin implementing a balance sheet normalization program in the current year, provided that the economy evolves broadly as anticipated.   The FOMC indicated that it will implement its balance sheet normalization by gradually decreasing its reinvestment of principal payments.  More specifically, principal payments received by the Federal Reserve would be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Federal Reserve is holding no more securities than necessary to implement monetary policy efficiently and effectively.  In this environment, agency MBS underperformed modestly as the market continued to contemplate the impact of the Federal Reserve’s pending diminished role in the agency MBS market.

Prepayment speeds in the residential mortgage market were relatively benign in the first two months of the second quarter before increasing somewhat in June due to seasonal factors.  Looking forward, near term prepayment speeds are expected to remain moderate, subject to normal seasonal variations.  However, continued wage growth, home price appreciation and the recent downward movement in long-term interest rates in the second quarter of 2017 may accelerate prepayment speeds from current levels.

Housing prices continue to improve as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 5.5% annual gain in April 2017 and the overall index reaching a historical high. Housing prices continue to rise faster than inflation as the demand for homes has exceeded the supply of homes driven by low inventories of new or existing homes for sale as well as affordable available financing from historically low mortgage rates.

The following table presents certain key market data as of the dates indicated:

	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	Change - Second Quarter 2017

30-Year FNMA Fixed Rate MBS (1)
3.0%	$103.83	$103.98	$99.20	$99.23	$99.83	$0.60
3.5%	105.55	105.55	102.33	102.36	102.67	0.31
4.0%	107.23	107.42	104.98	104.95	105.14	0.19
4.5%	109.17	109.55	107.39	107.30	107.27	(0.03)

U.S. Treasury Rates (UST)
2-year UST	0.58%	0.76%	1.19%	1.26%	1.38%	0.12%
3-year UST	0.69%	0.88%	1.45%	1.49%	1.55%	0.06%
5-year UST	1.00%	1.15%	1.93%	1.92%	1.89%	(0.03)%
7-year UST	1.28%	1.42%	2.25%	2.21%	2.14%	(0.07)%
10-year UST	1.47%	1.60%	2.45%	2.39%	2.31%	(0.08)%
2-year UST to 10-year UST spread	0.89%	0.84%	1.26%	1.13%	0.93%	(0.20)%

Interest Rate Swap Rates
2-year swap	0.73%	1.01%	1.45%	1.62%	1.62%	0.00%
3-year swap	0.81%	1.07%	1.69%	1.81%	1.75%	(0.06)%
5-year swap	0.98%	1.18%	1.98%	2.05%	1.96%	(0.09)%
7-year swap	1.15%	1.30%	2.16%	2.22%	2.11%	(0.11)%
10-year swap	1.36%	1.46%	2.34%	2.38%	2.28%	(0.10)%
2-year swap to 2-year UST spread	0.15%	0.25%	0.26%	0.36%	0.24%	(0.12)%
10-year swap to 10-year UST spread	(0.11)%	(0.14)%	(0.11)%	(0.01)%	(0.03)%	(0.02)%

London Interbank Offered Rates (LIBOR)
1-month LIBOR	0.47%	0.53%	0.77%	0.98%	1.22%	0.24%
3-month LIBOR	0.65%	0.85%	1.00%	1.15%	1.30%	0.15%
(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

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

Executive Summary

As of June 30, 2017, the Company’s book value was $13.48 per common share, a decrease of 8.9% from $14.79 per common share as of March 31, 2017. The Company’s tangible book value, which is calculated as shareholders’ equity attributable to common shareholders less the Company’s net deferred tax asset, was $12.55 per common share as of June 30, 2017, a decrease of 4.1% from $13.08 per common share as of March 31, 2017.  For the quarter ended June 30, 2017, the Company declared a dividend of $0.55 per common share, resulting in an annualized economic return of 0.6% measured as the change in tangible book value plus dividends declared during the quarter.

For the second quarter of 2017, the Company had a net loss of $0.74 per diluted common share compared to net income of $0.22 per diluted common share in the prior quarter.  Included in the Company’s provision for income taxes and net loss for the second quarter of 2017 is an increase to the Company’s valuation allowance against its deferred tax asset of $0.65 per diluted common share. The Company had non-GAAP core operating income of $0.58 per diluted common share for the second quarter of 2017 compared to $0.60 per diluted common share in the prior quarter. The second quarter 2017 earnings were also impacted by higher cost of funding as compared to the first quarter of 2017 due primarily to an increase in benchmark short-term interest rates.  For further information on the use of non-GAAP core operating income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Since the Company’s fixed-rate agency MBS have generally been purchased at a premium to par value, high prepayments can have a negative impact on the Company’s asset yields and interest income, while slow prepayments can have a positive impact. The actual constant prepayment rate (“CPR”) for the Company’s agency MBS increased to 9.03% for the second quarter of 2017 from 8.17% in the prior quarter.  The average agency MBS yield was 2.85% for the second quarter of 2017, unchanged from the prior quarter.

The Company’s average cost of short-term funding during the quarter ended June, 2017 was 1.08%, an increase of 18 basis points from the prior quarter attributable primarily to the increase in benchmark short-term rates driven by the Federal Reserve rate increases in both March and June of 2017.  However, the impact on earnings of the rise in LIBOR during the second quarter of 2017 was mitigated by a continued narrowing of the spread between LIBOR and repurchase agreement funding rates.

As of June 30, 2017, the Company’s agency investment portfolio totaled $5,340 million, comprised of $4,183 million of specified agency MBS and $1,157 million of net long TBA agency MBS. During the second quarter of 2017, the Company increased its net long TBA agency MBS position while reducing its specified agency MBS position as the implied net interest rate spread return opportunity of TBA dollar rolls was moderately higher than the net spread returns of specified agency MBS financed with repurchase agreements.  During the second quarter of 2017, the Company also lowered its allocation of agency MBS investments in 3.5% coupon securities while increasing its allocation towards higher 4.0% and 4.5% coupon securities to take advantage of higher expected return opportunities.

The Company continues to maintain a substantial hedge position with the intent to protect the Company’s capital and earnings potential against increased interest rates over the long-term. As of June 30, 2017, the Company’s interest rate hedge position consisted primarily of interest rate swaps along with 10-year U.S. Treasury note futures and call options on 10-year U.S. Treasury note futures.  The Company’s average notional of its interest rate swaps and 10-year U.S. Treasury futures as a percentage of its average repurchase agreement financing and TBA commitments was increased to 74% for the quarter ended June 30, 3017 compared to 72% for the quarter ended March 31, 2017.

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

The Company continues to utilize its tax benefits afforded to it as a C-corporation that allow it to shield substantially all of its income from the payment of cash taxes.  As of June 30, 2017, the Company had estimated NOL carry-forwards of $75.4 million, NCL carry-forwards of $324.4 million and alternative minimum tax (“AMT”) credit carry-forwards of $8.8 million.  From a GAAP accounting perspective, the Company had a net deferred tax asset of $24.2 million, or $0.93 per share, as of June 30, 2017.  As of June 30, 2017, the valuation allowance reflects a full valuation allowance against its deferred tax assets that are expected to be capital in tax nature while its remaining unreserved net deferred tax asset represents its deferred tax assets that are expected to be ordinary in tax nature.

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Specified agency MBS	$4,182,529	$3,909,452
Inverse interest-only agency MBS	—	1,923
Total agency MBS	4,182,529	3,911,375
Net long agency TBA dollar roll positions (1)	1,156,841	720,027
Total agency investment portfolio	5,339,370	4,631,402
Private-label MBS	—	1,173
Private-label interest-only MBS	74	93
Total private-label investment portfolio	74	1,266
Total MBS investment portfolio	$5,339,444	$4,632,668

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net liability carrying value of $3,991 and a net asset carrying value of $1,156 as of June 30, 2017 and December 31, 2016, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of June 30, 2017 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.5%	$1,321,063	$63,350	$1,384,413	$(23,260)	$1,361,153	$103.03	3.50%	7.0
4.0%	2,529,999	145,582	2,675,581	2,410	2,677,991	105.85	4.00%	6.3
4.5%	132,812	10,828	143,640	(277)	143,363	107.94	4.50%	5.3
5.5%	20	—	20	2	22	111.66	5.50%	5.6
Total/weighted-average	$3,983,894	$219,760	$4,203,654	$(21,125)	$4,182,529	104.99	3.85%	6.5

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$2,231,594	$121,992	$2,353,586	$(15,522)	$2,338,064	$104.77	3.82%	6.6
Freddie Mac	1,752,300	97,768	1,850,068	(5,603)	1,844,465	105.26	3.90%	6.5
Total/weighted-average	$3,983,894	$219,760	$4,203,654	$(21,125)	$4,182,529	104.99	3.85%	6.5

The actual CPR for the Company’s agency MBS was 9.03% for the three months ended June 30, 2017. As of June 30, 2017, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 92% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”) or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of June 30, 2017 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
3.5% coupon purchase commitments	435,000	448,641	446,826	(1,815)
4.0% coupon purchase commitments	700,000	738,535	736,312	(2,223)
4.0% coupon sale commitments	(25,000)	(26,344)	(26,297)	47
Total net long agency TBA dollar roll positions	$1,110,000	$1,160,832	$1,156,841	$(3,991)

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. Specifically, these interest rate derivatives are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of June 30, 2017, the interest rate derivative instruments used by the Company were centrally cleared interest rate swap agreements and exchange-traded 10-year U.S. Treasury note futures and options on 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of June 30, 2017 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$975,000	1.18%	1.24%	0.06%	1.7	$352
3 to less than 7 years	500,000	1.91%	1.21%	(0.70)%	4.0	644
7 to 10 years	2,000,000	2.01%	1.23%	(0.78)%	8.9	5,721
Total / weighted-average	$3,475,000	1.76%	1.23%	(0.53)%	6.2	$6,717

The Company also has forward-starting interest rate swap agreements as of June 30, 2017 which have effective dates in late September 2017 and early October 2017 and mature two years from their respective effective dates. The effective dates of these forward-starting interest rate swap agreements were set to occur within reasonable proximity to the maturity dates of certain of the Company’s existing interest rate swap agreements, economically extending the life of the maturing instruments. Information about the Company’s forward-starting interest rate swap agreements as of June 30, 2017 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$190

In addition to interest rate swap agreements, the Company’s also has exchange-traded 10-year U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in September 2017, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. Information about the Company’s outstanding 10-year U.S. Treasury note futures contracts as of June 30, 2017 is as follows (dollars in thousands):

Maturity Date	Notional Amount	Net Fair Value
September 2017	$350,000	$984

In addition to exchange-traded 10-year U.S. Treasury note futures, the Company purchases and sells exchange-traded options on 10-year U.S. Treasury note futures contracts with the objective of economically hedging a portion of the sensitivity of its investments in agency MBS to significant changes in interest rates.  The Company may purchase put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty, and the Company may also write call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company.  In order to limit its exposure on its interest rate derivative instruments from a significant decline in long-term interest rates, the Company may also purchase contracts that provide the Company with the option to buy, or call, 10-year U.S. Treasury note futures from a counterparty.  The options may be exercised at any time prior to their expiry, and if exercised, may be net settled in cash or through physical receipt or delivery of the underlying futures contracts.

Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of June 30, 2017 is as follows (dollars in thousands):

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased call options:
July 2017 expiration	$700,000	129.9	1.81%	$27

(1)	The implied strike rate is estimated based upon the weighted average strike price per option contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

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

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

The following table presents the net income (loss) reported for the three and six months ended June 30, 2017 and 2016, respectively (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$31,461	$26,351	$61,804	$55,105
Interest expense	12,528	6,703	22,594	13,396
Net interest income	18,933	19,648	39,210	41,709
Investment loss, net	(15,970)	(8,947)	(17,732)	(58,837)
General and administrative expenses	4,154	7,672	9,079	12,007
(Loss) income before income taxes	(1,191)	3,029	12,399	(29,135)
Income tax provision (benefit)	16,737	(9,865)	25,073	(10,411)
Net (loss) income	(17,928)	12,894	(12,674)	(18,724)
Dividend on preferred stock	(35)	—	(35)	—
Net (loss) income (attributable) available to common stock	$(17,963)	$12,894	$(12,709)	$(18,724)
Diluted (loss) earnings per common share	$(0.74)	$0.56	$(0.53)	$(0.81)
Weighted-average diluted common shares outstanding	24,319	23,070	23,987	22,998

Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $0.7 million, or 3.6%, from $19.6 million for the three months ended June 30, 2016 to $18.9 million for the three months ended June 30, 2017 and decreased $2.5 million, or 6.0%, from $41.7 million for the six months ended June 30, 2016 to $39.2 million for the six months ended June 30, 2017. The decrease from the comparative periods is primarily attributable to 42 and 34 basis point increases for the three and six months ended June 30, 2017, respectively, in the average interest costs of our short-term financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by an increase in the average balance of our specified agency MBS. As previously noted, TBA dollar roll income is not included in net interest income determined in accordance with GAAP.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,404,798	$31,397	2.85%	$3,428,719	$23,408	2.73%
Private-label MBS	1,457	43	11.80%	118,426	2,808	9.48%
Other	—	21		—	135
	$4,406,255	31,461	2.86%	$3,547,145	26,351	2.97%
Short-term secured debt	$4,125,631	(11,314)	(1.08)%	$3,293,662	(5,509)	(0.66)%
Net interest income/spread		$20,147	1.78%		$20,842	2.31%
Net interest margin			1.83%			2.35%

	Six Months Ended June 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,328,106	$61,683	2.85%	$3,464,252	$49,063	2.83%
Private-label MBS	1,451	80	10.98%	116,855	5,782	9.90%
Other	—	41		—	260
	$4,329,557	61,804	2.86%	$3,581,107	55,105	3.08%
Short-term secured debt	$4,025,321	(20,173)	(1.00)%	$3,328,258	(11,009)	(0.66)%
Net interest income/spread		$41,631	1.86%		$44,096	2.42%
Net interest margin			1.92%			2.46%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	vs.			vs.
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Rate (1)	Volume (1)	Total Change	Rate (1)	Volume (1)	Total Change
MBS:
Agency MBS	$1,070	$6,919	$7,989	$310	$12,310	$12,620
Private-label MBS	551	(3,316)	(2,765)	573	(6,275)	(5,702)
Total MBS	1,621	3,603	5,224	883	6,035	6,918
Other	—	(114)	(114)	—	(219)	(219)
Short-term secured debt	(4,446)	(1,359)	(5,805)	(6,678)	(2,486)	(9,164)
	$(2,825)	$2,130	$(695)	$(5,795)	$3,330	$(2,465)

(1)

The change in interest income and interest expense due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

During the three months ended June 30, 2017, the percentage allocation of our total agency MBS portfolio to net long positions in non-specified TBA securities and specified agency MBS was 14% and 86% and, respectively, and 13% and 87% for the six months ended June 30, 2017, as compared to 15% and 85% for the  three and six months ended June 30, 2016 as illustrated by the following table (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Average Balance	Relative Allocation	Average Balance	Relative Allocation	Average Balance	Relative Allocation	Average Balance	Relative Allocation
Specified agency MBS	$4,404,798	86%	$3,428,719	85%	$4,328,106	87%	$3,464,252	85%
Net long TBA position (1)	711,190	14%	609,022	15%	633,018	13%	602,164	15%
Total agency MBS portfolio	$5,115,988	100%	$4,037,741	100%	4,961,124	100%	4,066,416	100%

(1)	Net long TBA position average balance (average cost basis) is based upon the contractual price of the initial TBA purchase trade of each individual series of dollar roll transactions.

TBA dollar roll income decreased $0.6 million to $4.3 million for the three months ended June 30, 2017 from $3.7 million for the comparative period of 2016, and increased $0.2 million to $7.7 million for six months ended June 30, 2017 from $7.5 million for the comparative period of 2016. When adjusting our net interest income determined in accordance with GAAP to include TBA dollar roll income (which is net of implied financing costs), the total spread income earned from our aggregate MBS investment portfolio for the three months ended June 30, 2017 decreased by $0.1 million (or 0.5%) relative to the comparative period from the prior year, and for the six months ended June 30, 2017 decreased $2.3 million (or 4.4%) relative to the comparative period from the prior year.  The reduction in total spread income in the current year period relative to the prior year period is due primarily to an increase in the costs of our short-term financing arrangements and the implied financing costs of our TBA dollar rolls driven primarily by an increase in prevailing short-term interest rates. The following tables provide a comparison of GAAP interest income, GAAP net interest income (excluding interest expense from long-term debt), and TBA dollar roll income for periods indicated (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease) Expressed in:
	2017	2016	Amount	Percentage
GAAP interest income	$31,461	$26,351	$5,110	19.39%
TBA dollar roll income (1)	4,298	3,719	579	15.57%
GAAP interest income plus TBA dollar roll income	35,759	30,070	5,689	18.92%
Interest expense on short-term debt	11,314	5,509	5,805	105.37%
Net interest income plus TBA dollar roll income	$24,445	$24,561	$(116)	(0.47%)

	Six Months Ended June 30,		Increase (Decrease) Expressed in:
	2017	2016	Amount	Percentage
GAAP interest income	$61,804	$55,105	$6,699	12.16%
TBA dollar roll income (1)	7,696	7,514	182	2.42%
GAAP interest income plus TBA dollar roll income	69,500	62,619	6,881	10.99%
Interest expense on short-term debt	20,173	11,009	9,164	83.24%
Net interest income plus TBA dollar roll income	$49,327	$51,610	$(2,283)	(4.42%)

(1)	TBA dollar roll income is net of implied financing costs.

Investment Gain (Loss), Net

“Total investment loss, net” increased $7.0 million from a loss of $8.9 million for the three months ended June 30, 2016 to a loss of $15.9 million for the three months ended June 30, 2017. “Total investment loss, net” decreased $41.1 million from a loss of $58.8 million for the six months ended June 30, 2016  to a loss of $17.7 million for the six months ended June 30, 2017. During three and six months ended June 30, 2017, a reduction in prevailing longer-term interest rates coupled with modest MBS spread widening drove the recognition of fair value gains on our agency MBS portfolio which fell short of the fair value losses recognized on our interest rate derivative instruments.

Further detail about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized losses on sale of available-for-sale investments, net	$—	$(593)	$—	$(593)
OTTI charges on available-for-sale securities	—	(1,638)	—	(1,737)
Gains on trading investments, net	15,855	27,665	11,636	78,615
TBA and specified agency MBS commitments, net:
TBA dollar roll income	4,298	3,719	7,696	7,514
Other gains (losses) from TBA and specified agency MBS commitments, net	155	8,698	(45)	16,222
Total gains on TBA and specified agency MBS commitments, net	4,453	12,417	7,651	23,736
Interest rate derivatives:
Net interest expense on interest rate swaps	(5,293)	(4,376)	(10,702)	(8,373)
Other losses from interest rate derivative instruments, net	(30,838)	(42,422)	(26,322)	(150,504)
Total losses on interest rate derivatives, net	(36,131)	(46,798)	(37,024)	(158,877)
Other, net	(147)	—	5	19
Investment loss, net	$(15,970)	$(8,947)	$(17,732)	$(58,837)

We recorded no other-than-temporary impairment charges for the three and six months ended June 30, 2017 on available-for-sale private-label MBS. We recorded credit related other-than-temporary impairment charges of $1.6 million and $1.7 million for the three and six months ended June 30, 2016, respectively. Credit related other-than-temporary impairment charges represent the excess of the amortized cost basis over the present value of expected future cash flows discounted at the security’s existing effective interest rate used for interest income recognition.

Investments classified as trading securities primarily consist of agency MBS. The $15.9 million and $11.6 million of net gains recognized for the three and six months ended June 30, 2017 were primarily driven by a decrease in long-term interest rates partially offset by modest agency MBS spread widening.  The $27.7 million and $78.6 million of net gains on trading investments recognized for the three and six months ended June 30, 2016, were primarily the result of a decrease in longer-term interest rates.

Commitments to purchase and sell MBS consist primarily of forward-settling purchases of TBA agency MBS that are generally settled on a net basis through the execution of dollar roll transactions and, to a lesser extent, certain commitments to purchase specified agency MBS that will be settled by the physical delivery of the securities. We recognized net gains of $4.5 million and $7.7 million for the three and six months ended June 30, 2017, respectively and net gains of $12.4 million and $23.7 million for the three and six months ended June 30, 2016, respectively, from forward-settling commitments to purchase and sell agency MBS, which consists of both TBA dollar roll income as well as other fair value gains and losses stemming from these forward-settling commitments.

Our interest rate derivative instruments currently consist of interest rate swaps, U.S. Treasury note futures, and options on U.S. Treasury note futures, and have historically also included Eurodollar futures, and interest rate swap futures. While we use interest rate derivatives to economically hedge a portion of our interest rate risk, we have not designated such contracts as hedging instruments for financial reporting purposes. As a result, the implied economic financing costs of our interest rate derivatives are included in the change in fair value of the instruments recognized in “investment gain (loss), net” rather than in net interest income. During periods of falling interest rates, we will generally experience losses on our interest rate derivative instruments and during periods of rising interest rates, we will generally experience gains on our interest rate derivative instruments. The $36.1 million and $37.0 million of net losses recognized for interest rate derivative instruments for three and six months ended June 30, 2017, respectively were primarily attributable to a decline in prevailing longer-term interest rates as well as the implied net economic financing costs of our interest rate swap agreements. The $46.8 million and $158.9 million of net losses recognized for interest rate derivative instruments during the three and six months ended June 30, 2016, respectively, were primarily driven by a decline in prevailing long-term interest rates during the period coupled with the implied net economic financing costs of certain of the interest rate derivatives.

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

General and Administrative Expenses

General and administrative expenses decreased by $3.5 million, or 45.5%, from $7.7 million for the three months ended June 30, 2016 to $4.2 million for the three months ended June 30, 2017. General and administrative expenses decreased by $2.9 million, or 24.2%, from $12.0 million for the six months ended June 30, 2016 to $9.1 million for the six months ended June 30, 2017.

Compensation and benefits expenses were $2.8 million for the three months ended June 30, 2017 and 2016. Compensation and benefits expenses increased by $0.9 million, or 17.0%, from $5.3 million for the six months ended June 30, 2016, to $6.2 million for the six months ended June 30, 2017.

Other general and administrative expenses decreased by $3.5 million, or 71.4%, from $4.9 million for the three months ended June 30, 2016 to $1.4 million for the three months ended June 30, 2017. Other general and administrative expenses decreased by $3.9 million, or 58.2%, from $6.7 million for the six months ended June 30, 2016, to $2.8 million for the six months ended June 30, 2017. The decrease in other general and administrative expenses is attributable primarily to $3.6 million and $4.0 million of non-recurring expenses incurred during the three and six months ended June 30, 2016, respectively, stemming from the 2016 proxy contest that were in excess of the level of expenses normally incurred for an annual meeting of shareholders.

Income Tax Provision

We recognized an income tax provision of $16.7 million and an income tax benefit of $9.9 million for the three months ended June 30, 2017 and 2016, respectively. The income tax provision for the three months ended June 30, 2017 includes the effect of an increase in the valuation allowance against the deferred tax assets of $16.8 million. We recognized an income tax provision of $25.1 million and an income tax benefit of $10.4 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company determined that it should record a full valuation allowance against its deferred tax assets that are capital in nature consisting of its NCL carry-forwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net interest income	$18,933	$19,648	$39,210	$41,709
TBA dollar roll income	4,298	3,719	7,696	7,514
Interest rate swap net interest expense	(5,293)	(4,376)	(10,702)	(8,373)
Economic net interest income	17,938	18,991	36,204	40,850
Core general and administrative expenses	(3,681)	(3,444)	(7,705)	(6,864)
Preferred stock dividend	(35)	—	(35)	—
Non-GAAP core operating income	$14,222	$15,547	$28,464	$33,986

Non-GAAP core operating income per diluted common share	$0.58	$0.67	$1.18	$1.47
Weighted average diluted common shares outstanding	24,552	23,070	24,226	23,055

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP (loss) income before income taxes	$(1,191)	$3,029	$12,399	$(29,135)
Less:
Total investment loss, net	15,970	8,947	17,732	58,837
Stock-based compensation expense	473	647	1,374	1,164
Non-recurring proxy contest related expenses	—	3,581	—	3,979
Preferred stock dividend	(35)	—	(35)	—
Add back:
TBA dollar roll income	4,298	3,719	7,696	7,514
Interest rate swap net interest expense	(5,293)	(4,376)	(10,702)	(8,373)
Non-GAAP core operating income	$14,222	$15,547	$28,464	$33,986

Non-GAAP core operating income is used by management to evaluate the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as assist with the determination of the appropriate level of periodic dividends to common stockholders. In addition, we believe that non-GAAP core operating income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as its earnings capacity.

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

As of June 30, 2017, our debt-to-equity leverage ratio was 11.2 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e. repurchase agreement financing), net payable or receivable for unsettled securities and net contractual forward price of our TBA commitments compared to our investable capital.  Our investable capital is calculated as the sum of our tangible stockholders’ equity and long-term unsecured debt. Tangible stockholders’ equity is measured as our stockholders’ equity less our net deferred tax asset, and our long-term unsecured debt is measured as our long-term unsecured debt excluding any unamortized issuance costs.  As of June 30, 2017, our “at risk” short-term financing to investable capital ratio was 12.5 to 1.

Cash Flows

As of June 30, 2017, our cash and cash equivalents totaled $73.3 million, representing a net increase of $18.5 million from $54.8 million as of December 31, 2016. Cash provided by operating activities of $43.0 million during the six months ended June 30, 2017 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $296.2 million during the six months ended June 30, 2017 was primarily generated by purchases of new agency MBS and payments for settlements and deposits for margin calls on our interest rate derivative instruments, partially offset by sales of agency MBS and the receipt of principal payments from agency MBS. Cash provided by financing activities of $271.7 million during the six months ended June 30, 2017 relates primarily to net proceeds obtained from repurchase agreements used to finance a portion of our MBS investment portfolio and proceeds received from issuance of common and preferred stock, partially offset by dividend payments to stockholders.

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

As of June 30, 2017, liquid assets consisted primarily of cash and cash equivalents of $73.3 million and net investments in MBS of $268.9 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS.

Debt Capital

Long-Term Unsecured Debt

As of June 30, 2017, we had $73.8 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.5 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of June 30, 2017 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of June 30, 2017 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of June 30, 2017 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	June 30, 2017	December 31, 2016
Pledged with agency MBS:
Repurchase agreements outstanding	$3,913,699	$3,649,102
Agency MBS collateral, at fair value	4,102,321	3,851,269
Net amount (1)	188,622	202,167
Weighted-average rate	1.33%	0.96%
Weighted-average term to maturity	12.8 days	19.3 days
Maximum amount outstanding at any month-end during the period	$4,292,755	$3,653,114

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of June 30, 2017, we had outstanding repurchase agreement balances with 16 counterparties and have master repurchase agreements in place with a total of 19 counterparties located throughout North America, Europe and Asia. As of June 30, 2017, no more than 6.2% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 25.7% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of June 30, 2017 (dollars in thousands):

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	12	77.9%
Europe	1	8.0%
Asia	3	14.1%
	16	100.0%

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

As of June 30, 2017, we had outstanding interest rate swaps, 10-year U.S. Treasury note futures, and options on 10-year U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	June 30, 2017
	Notional	Net Fair	Collateral
	Amount	Value	Deposit
Interest rate swaps (1)	$3,850,000	$6,907	$58,992
U.S. Treasury note futures and options on U.S. Treasury note futures	1,050,000	1,011	4,550

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

Equity Capital

Preferred Stock

In May 2017, the Company completed a public offering in which 135,000 shares of its 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (the “Series B Preferred Stock”) were issued to the public at a public offering price of $24.00 per share for proceeds net of underwriting discounts and commissions and expenses of $3.0 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB”.

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. As of June 30, 2017, we had declared and paid all required quarterly dividends on our Series B Preferred Stock.

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

During the three months ended March 31, 2017, we issued 800 shares of Class A common stock at a weighted average public offering price of $15.16 per share for proceeds net of underwriting discounts and commissions and expenses of $12 thousand under the Prior Equity Distribution Agreements.  On February 23, 2017, we terminated the Prior Equity Distribution Agreements.

On February 22, 2017, we entered into new separate equity distribution agreements (the “New Equity Distribution Agreements”) with each of JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. (the “New Equity Sales Agents”), pursuant to which we may offer and sell, from time to time, up to 6,000,000 shares of our Class A common stock. Pursuant to the New Equity Distribution Agreements, shares of our common stock may be offered and sold through the New Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the three months ended June 30, 2017, we issued 2,331,489 shares of Class A common stock at a weighted average public offering price of $14.51 per share for proceeds net of underwriting discounts and commissions and expenses of $33.3 million under the Prior Equity Distribution Agreements.

As of June 30, 2017, we had 3,668,511 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

On May 16, 2017, we entered into a new separate equity distribution agreement (the “Series B Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC (the “Series B Preferred Equity Agent”), pursuant to which we may offer and sell, from time to time, up to 1,865,000 shares of our Series B Preferred Stock. Pursuant to the Series B Preferred Equity Distribution Agreement, shares of our Series B Preferred stock may be offered and sold through the Series B Preferred Equity Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the three months ended June 30, 2017, we issued 21,310 shares of Series B Preferred stock at a weighted average public offering price of $24.41 per share for proceeds net of underwriting discounts and commissions and expenses of $0.5 million under the Series B Preferred Equity Distribution Agreement.

As of June 30, 2017, we had 1,843,690 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock. As of June 30, 2017, 1,951,305 shares of Class A common stock remained available for repurchase under the repurchase program.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of June 30, 2017 and December 31, 2016, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of June 30, 2017 and December 31, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2017
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,182,529	$4,080,589	$4,257,884
TBA commitments	(3,991)	(31,293)	13,522
10-year U.S. Treasury note futures	984	14,690	(12,722)
Interest rate swaps	6,907	107,266	(93,452)
Options on U.S. Treasury note futures	27	—	3,277
Equity available to common stock	350,719	335,514	332,772
Book value per common share	$13.48	$12.89	$12.79
Book value per common share percent change		(4.34)%	(5.12)%

	June 30, 2017
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,182,529	$3,961,469	$4,304,437
TBA commitments	(3,991)	(64,249)	23,449
10-year U.S. Treasury note futures	984	28,395	(26,427)
Interest rate swaps	6,907	207,625	(193,811)
Options on U.S. Treasury note futures	27	—	22,317
Equity available to common stock	350,719	297,503	294,227
Book value per common share	$13.48	$11.43	$11.31
Book value per common share percent change		(15.17)%	(16.11)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.5 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of June 30, 2017.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	June 30, 2017
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,182,529	$4,159,441	$4,205,617
TBA commitments, net	(3,991)	(10,114)	2,133
Equity available to common stock	350,719	321,508	379,931
Book value per common share	$13.48	$12.35	$14.60
Book value per common share percent change		(8.33)%	8.33%

	June 30, 2017
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,182,529	$4,124,809	$4,240,249
TBA commitments, net	(3,991)	(19,299)	11,318
Equity available to common stock	350,719	277,691	423,748
Book value per common share	$13.48	$10.67	$16.28
Book value per common share percent change		(20.82)%	20.82%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.02

Articles of Amendment to the Amended and Restated Articles of Incorporation designating the shares of 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on May 9, 2017).

3.03	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).

3.04	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).

3.05	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2016).

Exhibit Number	Exhibit Title
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

4.12

Form of specimen certificate representing the shares of 7.00% Series B Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form 8-A filed on May 9, 2017).

10.01

Equity Distribution Agreement, dated May 16, 2017, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2017).

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2017 and the Year Ended December 31, 2016; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016.

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
Date: August 4, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.02

Articles of Amendment to the Amended and Restated Articles of Incorporation designating the shares of 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on May 9, 2017).

3.03	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).

3.04	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).

3.05	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2016).

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

4.12

Form of specimen certificate representing the shares of 7.00% Series B Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form 8-A filed on May 9, 2017).

10.01

Equity Distribution Agreement, dated May 16, 2017, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2017).

12.01	Computation of Ratio of Earnings to Fixed Charges.*

Exhibit Number	Exhibit Title
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***

101.SCH	SCHEMA DOCUMENT***

101.CAL	CALCULATION LINKBASE DOCUMENT***

101.LAB	LABELS LINKBASE DOCUMENT***

101.PRE	PRESENTATION LINKBASE DOCUMENT***

101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2017 and the Year Ended December 31, 2016; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016.