Form 10-Q
period 2017-09-30
Arlington Asset Investment Corp.
filed 2017-11-03
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2017:

Title	Outstanding
Class A Common Stock	28,140,721 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$26,368	$54,794
Interest receivable	12,428	11,646
Sold securities receivable	92,882	—
Mortgage-backed securities, at fair value
Agency	3,994,515	3,911,375
Private-label	54	1,266
Derivative assets, at fair value	4,177	74,889
Deferred tax assets, net	23,453	48,829
Deposits, net	59,317	11,149
Other assets	2,405	3,003
Total assets	$4,215,599	$4,116,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,694,838	$3,649,102
Interest payable	2,813	3,434
Accrued compensation and benefits	4,210	5,406
Dividend payable	17,044	15,739
Derivative liabilities, at fair value	7,146	9,554
Purchased securities payable	21,962	—
Other liabilities	1,190	1,247
Long-term unsecured debt	73,824	73,656
Total liabilities	3,823,027	3,758,138
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 294,993 and -0- shares issued and outstanding, respectively (liquidation preference of $7,375 and $-0-, respectively)	6,904	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 28,038,275 and 23,607,111 shares issued and outstanding, respectively	280	236
Class B common stock, $0.01 par value, 100,000,000 shares authorized, -0- and 20,256 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,972,463	1,910,284
Accumulated deficit	(1,587,075)	(1,551,707)
Total stockholders’ equity	392,572	358,813
Total liabilities and stockholders’ equity	$4,215,599	$4,116,951

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Agency mortgage-backed securities	$28,771	$23,917	$90,454	$72,980
Private-label mortgage-backed securities	2	1,655	82	7,437
Other	62	82	103	342
Total interest income	28,835	25,654	90,639	80,759
Interest expense
Short-term secured debt	12,748	6,193	32,921	17,202
Long-term unsecured debt	1,220	1,197	3,641	3,584
Total interest expense	13,968	7,390	36,562	20,786
Net interest income	14,867	18,264	54,077	59,973
Investment gain (loss), net
Gain on trading investments, net	13,996	2,468	25,632	81,083
(Loss) gain from derivative instruments, net	(572)	15,196	(29,945)	(119,945)
Realized gain on sale of available-for-sale investments, net	—	2,439	—	1,846
Other-than-temporary impairment charges	—	—	—	(1,737)
Other, net	(56)	619	(51)	638
Total investment gain (loss), net	13,368	20,722	(4,364)	(38,115)
General and administrative expenses
Compensation and benefits	3,449	3,430	9,698	8,750
Other general and administrative expenses	1,095	1,200	3,925	7,887
Total general and administrative expenses	4,544	4,630	13,623	16,637
Income before income taxes	23,691	34,356	36,090	5,221
Income tax provision	823	15,543	25,896	5,132
Net income	22,868	18,813	10,194	89
Dividend on preferred stock	(83)	—	(118)	—
Net income available to common stock	$22,785	$18,813	$10,076	$89
Basic earnings per common share	$0.86	$0.82	$0.41	$—
Diluted earnings per common share	$0.85	$0.81	$0.40	$—
Weighted-average common shares outstanding (in thousands)
Basic	26,377	23,038	24,793	23,011
Diluted	26,856	23,349	25,143	23,154
Other comprehensive income (loss), net of taxes
Unrealized losses on available-for-sale securities (net of taxes of $-0-, $(141), $-0- and $(3,946), respectively)	$—	$(221)	$—	$(6,197)
Reclassification
Included in investment gain (loss), net, related to sales of available-for-sale securities (net of taxes of $-0-, $(639), $-0-, and $(783), respectively)	—	(2,324)	—	(2,550)
Included in investment gain (loss), net, related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $-0-, $-0-, $-0- and $676, respectively)	—	—	—	1,061
Comprehensive income (loss)	$22,868	$16,268	$10,194	$(7,597)

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred Stock (#)	Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2015	—	$—	22,874,819	$229	102,216	$1	$1,898,085	$12,371	$(1,451,258)	$459,428
Net loss	—	—	—	—	—	—	—	—	(41,347)	(41,347)
Conversion of Class B common stock to Class A common stock	—	—	81,960	1	(81,960)	(1)	—	—	—	—
Issuance of Class A common stock	—	—	595,342	6	—	—	9,669	—	—	9,675
Issuance of Class A common stock under stock-based compensation plans	—	—	73,457	—	—	—	—	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	—	—	(18,467)	—	—	—	(269)	—	—	(269)
Stock-based compensation	—	—	—	—	—	—	2,974	—	—	2,974
Income tax provision from stock-based compensation	—	—	—	—	—	—	(175)	—	—	(175)
Other comprehensive loss	—	—	—	—	—	—	—	(12,371)	—	(12,371)
Dividends declared	—	—	—	—	—	—	—	—	(59,102)	(59,102)
Balances, December 31, 2016	—	—	23,607,111	236	20,256	—	1,910,284	—	(1,551,707)	358,813
Net income	—	—	—	—	—	—	—	—	10,194	10,194
Conversion of Class B common stock to Class A common stock	—	—	20,256	—	(20,256)	—	—	—	—	—
Issuance of Class A common stock	—	—	4,369,637	44	—	—	59,869	—	—	59,913
Issuance of Class A common stock under stock-based compensation plans	—	—	74,000	—	—	—	—	—	—	—
Issuance of Series B preferred stock	294,993	6,904	—	—	—	—	—	—	—	6,904
Repurchase of Class A common stock under stock-based compensation plans	—	—	(32,729)	—	—	—	(437)	—	—	(437)
Stock-based compensation	—	—	—	—	—	—	2,747	—	—	2,747
Dividends declared	—	—	—	—	—	—	—	—	(45,562)	(45,562)
Balances, September 30, 2017	294,993	$6,904	28,038,275	$280	$—	$—	$1,972,463	$—	$(1,587,075)	$392,572

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$10,194	$89
Adjustments to reconcile net income to net cash provided by operating activities
Investment loss, net	4,364	38,115
Net premium amortization on mortgage-backed securities	24,767	19,647
Deferred tax provision	25,376	4,692
Other	2,314	1,913
Changes in operating assets
Interest receivable	(782)	1,253
Other assets	412	2,246
Changes in operating liabilities
Interest payable and other liabilities	(506)	(2,786)
Accrued compensation and benefits	(1,196)	(855)
Net cash provided by operating activities	64,943	64,314
Cash flows from investing activities:
Purchases of private-label mortgage-backed securities	—	(5,357)
Purchases of agency mortgage-backed securities	(2,140,604)	(2,051,425)
Proceeds from sales of private-label mortgage-backed securities	1,268	106,052
Proceeds from sales of agency mortgage-backed securities	1,629,698	1,950,728
Receipt of principal payments on private-label mortgage-backed securities	14	490
Receipt of principal payments on agency mortgage-backed securities	357,643	351,871
Payments for derivatives and deposits, net	(9,809)	(138,402)
Other	129	15,891
Net cash (used in) provided by investing activities	(161,661)	229,848
Cash flows from financing activities:
Proceeds from repurchase agreements, net	45,736	542,118
Repayments of Federal Home Loan Bank advances	—	(786,900)
Proceeds from issuance of common stock	59,913	—
Proceeds from issuance of preferred stock	6,904	—
Excess tax benefits associated with stock-based awards	—	(243)
Dividends paid	(44,261)	(43,363)
Net cash provided by (used in) financing activities	68,292	(288,388)
Net (decrease) increase in cash and cash equivalents	(28,426)	5,774
Cash and cash equivalents, beginning of period	54,794	36,987
Cash and cash equivalents, end of period	$26,368	$42,761
Supplemental cash flow information:
Cash payments for interest	$37,015	$21,605
Cash payments for taxes	$—	$205
Non-cash investing activity:
Receipt of non-public equity securities upon dissolution of investee fund	$—	$619

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of September 30, 2017 and December 31, 2016, approximately 98% and 99%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

January 1, 2018

ASU No. 2016-01 requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings.  Upon the adoption of ASU No. 2016-01, the Company will recognize the difference between the fair value of its investments in equity securities currently carried at their historical cost (net of impairments) and the securities’ fair value in net income.  As of September 30, 2017, the Company’s investments in equity securities measured at cost have a balance sheet carrying value of $1,257 and an estimated fair value of $5,761.

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

January 1, 2019

As of September 30, 2017, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

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

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of September 30, 2017 and December 31, 2016, the Company had $3,994,515 and $3,911,375, respectively, of fair value in agency MBS classified as trading securities.

As of September 30, 2017 all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans. As of December 31, 2016, the Company’s portfolio of investments in agency MBS also included investments in inverse interest-only agency MBS with an aggregate fair value of $1,923. The Company’s investments in inverse interest-only agency MBS represented beneficial interests in a portion of the interest cash flows of an underlying pool of pass-through agency MBS collateralized by adjustable-rate mortgage loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$12,715	$2,960	$22,178	$56,079
Agency MBS sold during the period	1,296	(428)	3,421	25,195
Total	$14,011	$2,532	$25,599	$81,274

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

Note 4. Investments in Private-Label MBS

The Company’s investments in private-label MBS are reported in the accompanying consolidated balance sheets at fair value. Investments in private-label MBS acquired prior to 2015 were classified as available-for-sale, all of which had been sold as of December 31, 2016. The Company has elected to classify its investments in private-label MBS acquired in 2015 or later as trading securities. As of September 30, 2017 and December 31, 2016, the Company held investments in private-label MBS with a fair value of $54 and $1,266, respectively, all of which were classified as trading securities.

Available-for-Sale Private-Label MBS

Periodic changes in the fair value of the Company’s available-for-sale private-label MBS that are not attributed to interest income or other-than-temporary impairments represent unrealized holding gains and losses. Unrealized holding gains and losses are accumulated in other comprehensive income until the securities are sold. As of September 30, 2017 and December 31, 2016, the Company had no available-for-sale private-label MBS.

Upon the sale of available-for-sale private-label MBS, any gains or losses accumulated in other comprehensive income are recognized in earnings as a component of “investment gain (loss), net.” The Company uses the specific identification method to determine the realized gain or loss that is recognized in earnings upon the sale of an available-for-sale private-label MBS.

The following table presents the results of sales of available-for-sale private-label MBS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$67,761	$—	$96,171
Gross realized gains	—	2,440	—	2,466
Gross realized losses	—	1	—	620

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

The following table presents the changes in the accretable yield solely for available-for-sale private-label MBS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$—	$48,199	$—	$85,052
Accretion	—	(1,449)	—	(6,470)
Reclassifications, net	—	24	—	(11,853)
Eliminations in consolidation	—	—	—	(3,515)
Sales	—	(37,346)	—	(53,786)
Ending balance	$—	$9,428	$—	$9,428

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

For the three and nine months ended September 30, 2016, the Company recorded credit related other-than-temporary impairment charges of $-0- and $1,737 as a component of “investment gain (loss), net” on the consolidated statements of comprehensive income on certain available-for-sale private-label MBS. The Company recorded no other-than-temporary impairment charges on available-for-sale private-label MBS during the three and nine months ended September 30, 2017. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale private-label MBS held as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cumulative credit related other-than-temporary impairments, beginning balance	$—	$15,754	$—	$14,017
Additions for:
Securities for which other-than-temporary impairments have not previously occurred	—	—	—	1,737
Securities with previously recognized other-than- temporary impairments	—	—	—	—
Reductions for sold or matured securities	—	(2,035)	—	(2,035)
Cumulative credit related other-than-temporary impairments, ending balance	$—	$13,719	$—	$13,719

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gains (losses) recognized in earnings for:
Private-label MBS still held at period end	$(15)	$(64)	$(24)	$(280)
Private-label MBS sold during the period	—	—	57	89
Total	$(15)	$(64)	$33	$(191)

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

As of September 30, 2017 and December 31, 2016, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	September 30, 2017	December 31, 2016
Pledged with agency MBS:
Repurchase agreements outstanding	$3,694,838	$3,649,102
Agency MBS collateral, at fair value	3,873,154	3,851,269
Net amount (1)	178,316	202,167
Weighted-average rate	1.33%	0.96%
Weighted-average term to maturity	11.9 days	19.3 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Weighted-average outstanding balance during the three months ended	$3,819,095	$3,519,719
Weighted-average rate during the three months ended	1.31%	0.69%
Weighted-average outstanding balance during the nine months ended	$3,956,579	$3,345,259
Weighted-average rate during the nine months ended	1.10%	0.67%

Long-Term Unsecured Debt

As of September 30, 2017 and December 31, 2016, the Company had $73,824 and $73,656, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,476 and $1,644, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	September 30, 2017			December 31, 2016
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	4.05%	6.75%	6.625%	3.63%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Types and Uses of Derivative Instruments

Interest Rate Derivatives

Most of the Company’s derivative instruments are interest rate derivatives that are intended to economically hedge changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. Interest rate derivatives include centrally cleared interest rate swaps, exchange-traded instruments, such as Eurodollar futures, interest rate swap futures, U.S. Treasury note futures and options on futures, and nonexchange-traded instruments such as options on agency MBS. While the Company uses its interest rate derivatives to economically hedge a portion of its interest rate risk, it has not designated such contracts as hedging instruments for financial reporting purposes.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$3,348	$—	$63,315	$(1,949)
10-year U.S. Treasury note futures	820	—	—	—
Options on 10-year U.S. Treasury note futures	1	—	4,289	(3,906)
Options on agency MBS	8	—	—	—
TBA commitments	—	(7,146)	7,285	(3,699)
Total	$4,177	$(7,146)	$74,889	$(9,554)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of September 30, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,300,000	1.26%	1.32%	0.06%	1.7	$447
3 to less than 7 years	700,000	1.87%	1.32%	(0.55)%	4.1	844
7 to 10 years	1,600,000	1.90%	1.32%	(0.58)%	8.5	1,963
Total / weighted-average	$3,600,000	1.66%	1.32%	(0.34)%	5.2	$3,254

The following table presents information about the Company’s forward-starting interest rate swap agreements that had yet to take effect as of September 30, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in October 2017	$250,000	1.12%	2.0	$94

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,375,000	1.10%	0.97%	(0.13)%	1.7	$6,470
3 to less than 7 years	350,000	1.84%	1.00%	(0.84)%	3.7	(769)
7 to 10 years	1,600,000	1.93%	0.96%	(0.97)%	9.2	50,511
Total / weighted-average	$3,325,000	1.58%	0.97%	(0.61)%	5.5	$56,212

The following table presents information about the Company’s forward-starting interest rate swap agreements that had yet to take effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$5,154

10-year U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of September 30, 2017, are short positions with an aggregate notional amount of $350,000 that mature in December 2017. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note.

Options on 10-year U.S. Treasury Note Futures

The Company purchases and sells exchange-traded options on 10-year U.S. Treasury note futures contracts with the objective of economically hedging a portion of the sensitivity of its investments in agency MBS to significant changes in interest rates. The Company may purchase put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty, and the Company may also write call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company. In order to limit its exposure on its interest rate derivative instruments from a significant decline in long-term interest rates, the Company may also purchase contracts that provide the Company with the option to buy, or call, 10-year U.S. Treasury note futures from a counterparty. The options may be exercised at any time prior to their expiry, and if exercised, may be net settled in cash or through physical receipt or delivery of the underlying futures contracts. Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of September 30, 2017 is as follows:

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased call options:
October 2017 expiration	$150,000	133.0	1.49%	$1

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of December 31, 2016 is as follows:

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
January 2017 expiration	$950,000	120.8	2.87%	$539
February 2017 expiration	700,000	122.6	2.64%	3,281
Total / weighted average for purchased put options	$1,650,000	121.6	2.77%	$3,820
Sold call options:
January 2017 expiration	$(100,000)	126.0	2.25%	$(141)
February 2017 expiration	(900,000)	126.0	2.24%	(3,765)
Total / weighted average for sold call options	$(1,000,000)	126.0	2.24%	$(3,906)
Purchased call options:
January 2017 expiration	$1,000,000	127.1	2.12%	$469
				$383

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

Options on Agency MBS

The Company may purchase put options which provide the Company with the right to sell TBA-eligible agency MBS to a counterparty at a fixed price in the event that agency MBS prices decline. The options can only be exercised at their expiry, and if exercised, may be net settled in cash or through physical delivery of the underlying agency MBS. Information about the Company’s outstanding options on agency MBS as of September 30, 2017 is as follows:

	Notional Amount	Weighted-average Strike Price	Underlying Agency MBS Coupon	Net Fair Value
Purchased put options:
October 2017 expiration	$500,000	102.5	4.00%	$-
November 2017 expiration	200,000	103.5	4.00%	8
Total / weighted average for purchased put options	$700,000	102.8	4.00%	$8

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	September 30, 2017
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.0% coupon purchase commitments	$200,000	$202,258	$200,563	$(1,695)
3.5% coupon purchase commitments	1,005,000	1,040,762	1,036,092	(4,670)
4.0% coupon purchase commitments	250,000	263,929	263,164	(765)
4.0% coupon sale commitments	(100,000)	(105,250)	(105,266)	(16)
Total TBA commitments, net	$1,355,000	$1,401,699	$1,394,553	$(7,146)

	December 31, 2016
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.0% coupon purchase commitments	$725,000	$718,887	$720,027	$1,140
3.5% coupon purchase commitments	25,000	25,586	25,613	27
3.5% coupon sale commitments	(25,000)	(25,602)	(25,613)	(11)
Total dollar roll positions, net	725,000	718,871	720,027	1,156
TBA commitments serving as economic hedges:
3.5% coupon purchase commitments	600,000	608,601	614,719	6,118
3.5% coupon sale commitments	(600,000)	(611,031)	(614,719)	(3,688)
Total economic hedges, net	—	(2,430)	—	2,430
Total TBA commitments, net	$725,000	$716,441	$720,027	$3,586

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(4,198)	$(5,126)	$(14,900)	$(13,499)
Unrealized gains (losses), net	10,833	15,426	(7,991)	(65,519)
Losses realized upon early termination	(14,137)	(300)	(13,441)	(300)
Total interest rate swap (losses) gains, net	(7,502)	10,000	(36,332)	(79,318)
U.S. Treasury note futures, net	(133)	—	(2,174)	(63,285)
Options on U.S. Treasury note futures, net	(147)	(1,631)	(6,300)	(7,880)
Other, net	(221)	—	(221)	(25)
Total interest rate derivative (losses) gains, net	(8,003)	8,369	(45,027)	(150,508)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	6,424	5,321	14,120	12,835
Other gains on agency MBS commitments, net	1,007	1,506	962	17,728
Total gains on agency MBS commitments, net	7,431	6,827	15,082	30,563
Total derivative (losses) gains, net	$(572)	$15,196	$(29,945)	$(119,945)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended September 30, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,850,000	$500,000	$—	$(500,000)	$3,850,000
10-year U.S. Treasury note futures	350,000	351,000	(351,000)	—	350,000
Purchased call options on 10-year U.S. Treasury note futures	700,000	950,000	(1,500,000)	—	150,000
Purchased put options on agency MBS	—	700,000	—	—	700,000
Commitments to purchase (sell) MBS, net	1,110,000	4,160,000	(3,915,000)	—	1,355,000

	For the Three Months Ended September 30, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,250,000	$1,250,000	$—	$(375,000)	$3,125,000
10-year U.S. Treasury note futures	—	15,000	(15,000)	—	—
Purchased put options on 10-year U.S. Treasury note futures	2,000,000	2,100,000	(3,500,000)	—	600,000
Sold call options on 10-year U.S. Treasury note futures	—	1,000,000	(400,000)	—	600,000
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(200,000)	—	300,000
Commitments to purchase (sell) MBS, net	875,441	2,675,000	(2,425,441)	—	1,125,000

	For the Nine Months Ended September 30, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,700,000	$1,275,000	$—	$(1,125,000)	$3,850,000
10-year U.S. Treasury note futures	—	1,196,100	(846,100)	—	350,000
Purchased put options on 10-year U.S. Treasury note futures	1,650,000	2,540,000	(4,190,000)	—	—
Sold call options on 10-year U.S. Treasury note futures	1,000,000	2,450,000	(3,450,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	1,000,000	3,350,000	(4,200,000)	—	150,000
Purchased put options on agency MBS	—	700,000	—	—	700,000
Commitments to purchase (sell) MBS, net	725,000	8,475,000	(7,845,000)	—	1,355,000

	For the Nine Months Ended September 30, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,500,000	$2,000,000	$—	$(375,000)	$3,125,000
10-year U.S. Treasury note futures	1,335,000	1,386,000	(2,133,500)	(587,500)	—
Purchased put options on 10-year U.S. Treasury note futures	—	8,100,000	(7,500,000)	—	600,000
Sold call options on 10-year U.S. Treasury note futures	—	1,000,000	(400,000)	—	600,000
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(200,000)	—	300,000
Put options on Eurodollar futures	4,000,000	—	(4,000,000)	—	—
Commitments to purchase (sell) MBS, net	375,000	6,225,441	(5,475,441)	—	1,125,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	September 30, 2017	December 31, 2016
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$49,518	$65,728
U.S. Treasury note futures and options on U.S. Treasury note futures (cash initial margin)	4,035	5,314
Unsettled MBS trades and TBA commitments, net	5,764	1,474
Total cash collateral posted	59,317	72,516
Cash collateral received for interest rate swaps (1)	—	(61,367)
Total cash collateral posted, net	$59,317	$11,149

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of September 30, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Options on U.S. Treasury note futures	$1	$—	$1	$—	$—	$1
U.S. Treasury note futures	820	—	820	—	(820)	—
Interest rate swaps	3,348	—	3,348	—	(3,348)	—
Options on agency MBS	8	—	8	—	—	8
Total derivative instruments	4,177	—	4,177	—	(4,168)	9
Total assets	$4,177	$—	$4,177	$—	$(4,168)	$9
Liabilities:
Unsettled MBS trades and TBA commitments, net (3)	$7,146	$—	$7,146	$—	$(5,764)	$1,382
Repurchase agreements	3,694,838	—	3,694,838	(3,694,838)	—	—
Total liabilities	$3,701,984	$—	$3,701,984	$(3,694,838)	$(5,764)	$1,382

	As of December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Options on U.S. Treasury note futures	$4,289	$—	$4,289	$(3,906)	$—	$383
Interest rate swaps	63,315	—	63,315	(1,949)	(61,366)	—
TBA commitments	7,285	—	7,285	—	—	7,285
Total derivative instruments	74,889	—	74,889	(5,855)	(61,366)	7,668
Deposits, net	72,516	(61,367)	11,149	—	—	11,149
Total assets	$147,405	$(61,367)	$86,038	$(5,855)	$(61,366)	$18,817
Liabilities:
Derivative instruments:
Options on U.S. Treasury note futures	$3,906	$—	$3,906	$(3,906)	$—	$—
Interest rate swaps	1,949	—	1,949	(1,949)	—	—
TBA commitments	3,699	—	3,699	—	(1,474)	2,225
Total derivative instruments	9,554	—	9,554	(5,855)	(1,474)	2,225
Deposits, net	61,367	(61,367)	—	—	—	—
Repurchase agreements	3,649,102	—	3,649,102	(3,649,102)	—	—
Total liabilities	$3,720,023	$(61,367)	$3,658,656	$(3,654,957)	$(1,474)	$2,225

(1)

Does not include the fair value amount of financial instrument collateral pledged in respect of repurchase agreements that exceeds the associated liability presented in the consolidated balance sheets.

(2)	Does not include the amount of cash collateral pledged in respect of derivative instruments that exceeds the associated derivative liability presented in the consolidated balance sheets.
(3)

The “Gross Amount Recognized” and “Net Amount Presented in the Consolidated Balances Sheets” excludes the fair value of unsettled agency MBS purchases and sales recognized on their respective trade dates.

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

The Company measures the fair value of the following assets and liabilities:

Mortgage-backed securities

Agency MBS - The Company’s investments in agency MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in agency MBS include price estimates obtained from third-party pricing services. In determining fair value, third-party pricing services use a market approach. The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and collateral pool characteristics) occurring on the measurement date. The Company makes inquiries of the third-party pricing sources to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third-party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date.

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

Interest rate swaps - Interest rate swaps are classified within Level 2 of the fair value hierarchy. The fair values of the Company’s centrally cleared interest rate swaps are measured using the daily valuations reported by the clearinghouse through which the instrument was cleared. In performing its end-of-day valuations, the clearinghouse constructs forward interest rate curves (for example, three-month LIBOR forward rates) from its specific observations of that day’s trading activity. The clearinghouse uses the applicable forward interest rate curve to develop a market-based forecast of future remaining contractually required cash flows for each interest rate swap. Each market-based cash flow forecast is then discounted using the overnight index swap rate curve (sourced from the Federal Reserve Bank of New York) to determine a net present value amount which represents the instrument’s fair value. The Company reviews the valuations reported by the clearinghouse on an ongoing basis and performs procedures using readily available market data to independently verify their reasonableness.

Forward-settling purchases and sales of TBA securities – Forward-settling purchases and sales of TBA securities are classified within Level 2 of the fair value hierarchy. The fair value of each forward-settling TBA contract is measured using price estimates obtained from a third-party pricing service, which are based upon readily observable transaction prices occurring on the measurement date for forward-settling contracts to buy or sell TBA securities with the same guarantor, contractual maturity, and coupon rate for delivery on the same forward settlement date as the contract under measurement.

Other

Long-term unsecured debt - As of September 30, 2017 and December 31, 2016, the carrying value of the Company’s long-term unsecured debt was $73,824 and $73,656, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $71,152 and $66,489 as of September 30, 2017 and December 31, 2016, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds - As of September 30, 2017 and December 31, 2016, the Company had investments in equity securities and investment funds with a carrying amount of $1,701 and $1,918, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.  As of September 30, 2017 and December 31, 2016, $444 and $533, respectively, of these investments represent securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets; the Company measures the fair value of these securities on a recurring basis, recognizing the periodic change in fair value in earnings. The remaining $1,257 and $1,385 in investments in equity securities of non-public companies and investment funds as of September 30, 2017 and December 31, 2016, respectively, were measured at cost, net of impairments. The Company’s estimate of the fair value of investments in equity securities and investment funds is $6,205 and $6,034 as of September 30, 2017 and December 31, 2016, respectively. Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee and then waterfalls the enterprise value over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies, including the consideration of recent investments in, or tender offers for, the equity securities of the investee. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,994,515	$—	$3,994,515	$—
Private-label MBS	54	—	—	54
Total MBS	3,994,569	—	3,994,515	54
Derivative assets	4,177	821	3,356	—
Derivative liabilities	(7,146)	—	(7,146)	—
Other assets	444	—	—	444
Total	$3,992,044	$821	$3,990,725	$498

	December 31, 2016
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,911,375	$—	$3,911,375	$—
Private-label MBS	1,266	—	—	1,266
Total MBS	3,912,641	—	3,911,375	1,266
Derivative assets	74,889	4,289	70,600	—
Derivative liabilities	(9,554)	(3,906)	(5,648)	—
Other assets	533	—	—	533
Total	$3,978,509	$383	$3,976,327	$1,799

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2017 or the year ended December 31, 2016.

Level 3 Financial Assets and Liabilities

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	September 30, 2017		December 31, 2016
	Weighted- average (1)	Range	Weighted- average (1)	Range
Discount rate	—	—	6.50%	6.50 - 6.50%
Default rate	—	—	2.25%	2.25 - 2.25%
Loss severity rate	—	—	45.00%	45.00 - 45.00%
Total prepayment rate (including defaults)	—	—	10.25%	10.25 - 10.25%

(1)Based on face value.

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$618	$89,186	$1,799	$130,553
Total net gains (losses)
Included in investment gain (loss), net	(116)	2,994	(55)	537
Included in other comprehensive income	—	(3,325)	—	(11,739)
Purchases	—	—	—	5,357
Sales	—	(67,761)	(1,268)	(106,052)
Payments, net	(6)	(826)	(60)	(4,170)
Accretion of discount	2	1,655	82	7,437
Ending balance	$498	$21,923	$498	$21,923
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(116)	$(64)	$(113)	$(280)

Note 9. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of September 30, 2017, the Company had estimated net operating loss (“NOL”) carry-forwards of $69,720 that can be used to offset future taxable ordinary income.  The Company’s NOL carry-forwards begin to expire in 2027.  As of September 30, 2017, the Company had estimated net capital loss (“NCL”) carry-forwards of $309,751 that can be used to offset future net capital gains.  The scheduled expirations of the Company’s NCL carry-forwards are $136,505 in 2019, $102,927 in 2020, and $70,319 in 2021.  The Company is subject to federal alternative minimum tax (“AMT”) and state and local taxes on its taxable income and gains that are not offset by its NOL and NCL carry-forwards.  As of September 30, 2017, the Company had estimated AMT credit carry-forwards of $8,952 that can be used to offset future taxable ordinary income.  The AMT credit carry-forwards do not expire.

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

A valuation allowance is provided against the deferred tax asset if, based upon the Company’s evaluation, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.  All available evidence, both positive and negative, is incorporated into the determination of whether a valuation allowance for deferred tax assets is appropriate.  Items considered in the valuation allowance determination include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carry-forward periods and the expected timing of the reversal of temporary differences.  As of September 30, 2017, the Company determined that it should record a full valuation allowance against its deferred tax assets that are capital in nature, which consists of its NCL carry-forwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.  As of September 30, 2017, the Company determined that it should not record any valuation allowance against its deferred tax assets that are ordinary in nature, which consists of its NOL carry-forwards, tax credit carry-forwards and temporary GAAP to tax differences that are expected to result in deductions from ordinary income in future periods. For the three months ended September 30, 2017, the Company recorded a decrease to its valuation allowance of $8,417, and for the nine months ended September 30, 2017, the Company recorded an increase to its valuation allowance of $11,541.

Deferred tax assets and liabilities consisted of the following as of the dates indicated:

	September 30, 2017	December 31, 2016
Ordinary deferred tax assets:
NOL carry-forward	$27,121	$37,238
AMT credit carry-forward	8,952	8,427
Deferred net loss on designated derivatives	6,717	1,386
Stock-based compensation	2,563	2,426
Other, net	137	208
Total ordinary deferred tax assets	45,490	49,685
Ordinary deferred tax liabilities:
Net unrealized gain on designated derivatives	(22,037)	(25,145)
Ordinary deferred tax assets, net	23,453	24,540

Capital deferred tax assets:
NCL carry-forward	120,493	120,939
Net unrealized loss on investments	31,951	44,253
Valuation allowance	(152,444)	(140,903)
Total capital deferred tax assets, net	—	24,289
Total deferred tax assets, net	$23,453	$48,829

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2017	2016	2017	2016
Basic weighted-average common shares outstanding	26,377	23,038	24,793	23,011
Performance share units and unvested restricted stock	479	311	350	143
Diluted weighted-average common shares outstanding	26,856	23,349	25,143	23,154
Net income attributable to common stock	$22,785	$18,813	$10,076	$89
Basic earnings per common share	$0.86	$0.82	$0.41	$-
Diluted earnings per common share	$0.85	$0.81	$0.40	$-

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

During the nine months ended September 30, 2017 and during the year ended December 31, 2016, holders of the Company's Class B common stock converted an aggregate of 20,256 and 81,960 shares of Class B common stock into 20,256 and 81,960 shares of Class A common stock, respectively.  As of September 30, 2017, all remaining shares of Class B common stock had been exchanged for shares of the Company’s Class A common stock.

Preferred Stock

The Company has authorized share capital of 2,000,000 shares of 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (the “Series B Preferred Stock”), par value of $.01 per share, and 100,000 authorized and unissued shares designated as Series A Preferred Stock, and 22,900,000 shares of undesignated preferred stock. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue additional preferred stock in one or more series and to fix the terms and rights of the preferred stock.

In May 2017, the Company completed a public offering in which 135,000 shares of its Series B Preferred Stock were issued to the public at a public offering price of $24.00 per share for proceeds net of underwriting discounts and commissions and expenses of $3,018.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.”

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. As of September 30, 2017, we had declared and paid all required quarterly dividends on our Series B Preferred Stock.

Common Stock Dividends

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

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.550	September 14	September 29	October 31
June 30	0.550	June 16	June 30	July 31
March 31	0.625	March 14	March 31	April 28

The Board of Directors approved and the Company declared and paid the following dividends for 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 16	December 30	January 31, 2017
September 30	0.625	September 15	September 30	October 31
June 30	0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

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

The following table provides information about the issuances of common stock under the New Equity Distribution Agreements:

Class A Common Stock Issuances	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Shares issued	2,037,348	4,368,837
Weighted average public offering price	$13.21	$13.90
Net proceeds (1)	$26,567	$59,901

(1)	Net of selling commissions and expenses.

As of September 30, 2017, the Company had 1,631,163 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement:

Series B Preferred Stock Issuances	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Shares issued	138,683	159,993
Weighted average public offering price	$25.03	$24.95
Net proceeds (1)	$3,404	$3,886

(1)	Net of selling commissions and expenses.

As of September 30, 2017, the Company had 1,705,007 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. As of September 30, 2017, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

Our Company

We are a principal investment firm that currently acquires and holds a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of September 30, 2017, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

Up until mid-September 2017, weakening inflation expectations, waning likelihood of potential pro-economic growth policies, rising geopolitical risks from North Korea and uncertainty of the economic impact from hurricane damage contributed to market participants lowering their expectations that the Federal Reserve would be able to raise interest rates one more time this calendar year, which collectively led to a bond market rally. Although the Federal Reserve kept the target federal funds rate unchanged following its September 20 meeting, the markets generally viewed the Federal Reserve’s commentary as hawkish based on the Federal Reserve’s commitment to raising the target federal funds rate in the near future and beginning its balance sheet normalization policy in October, which drove interest rates higher following the meeting with significantly increased expectations for an additional rate hike.  Subsequent to September 30, 2017, a U.S. congressional path towards potential income tax reform has raised economic growth expectations driving interest rates higher.

During the third quarter of 2017, the 10-year U.S. Treasury rate rallied to a low of 2.04% in early September before ending at 2.33% as of September 30, 2017, a two basis point increase from June 30, 2017.  The U.S. Treasury rate curve continued to flatten during the third quarter as the spread between the 2-year and 10-year U.S. Treasury rate narrowed eight basis points.  The spread between 10-year U.S. Treasury rates and interest rate swaps tightened modestly by one basis point during the third quarter of 2017 with the 10-year swap rate ending at 2.29% on September 30, 2017. In this environment, the price of agency MBS outperformed U.S. Treasuries and interest rate swaps resulting in spread tightening.

On September 20, 2017, the Federal Open Market Committee (“FOMC”) announced that it was maintaining the target federal funds rate range at 1.00% to 1.25%.  The FOMC commented that recent storm-related disruptions and rebuilding will affect economic activity in the near term, but past experiences suggest that the storms are unlikely to materially alter the course of the national economy over the medium term.  In its September 20, 2017 statement, the FOMC stated that it continues to expect that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace, and labor market conditions will strengthen somewhat further.  The FOMC also stated that it continues to expect inflation to remain somewhat below 2% in the near term but to stabilize around 2% over the medium term.  The FOMC commented further that it expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate, and will likely remain, for some time, below levels that are expected to prevail in the longer run.  Based on federal fund futures prices, market participants currently believe that there is a greater than 80% chance that the FOMC will raise the targeted federal funds rate by 25 basis points in December 2017.  In its September 20, 2017 statement, the FOMC also commented that beginning in October 2017 it will initiate its previously announced balance sheet normalization program of gradually reducing its reinvestment of principal payments of U.S. Treasury securities and agency MBS. Under its balance sheet normalization policy, principal payments received by the Federal Reserve would be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Federal Reserve is holding no more securities than necessary to implement monetary policy efficiently and effectively.

The Chair of the Board of Governors of the Federal Reserve System has significant influence over monetary policy and is appointed by the U.S. President subject to confirmation by the U.S. Senate. The four-year term of the current Chair, Janet L. Yellen, ends on February 3, 2018.  By the end of the calendar year, President Trump is expected to nominate a Chair for a new four-year term and is considering several candidates, including Ms. Yellen.  The selection of the Chair is being carefully watched by the market, particularly as it relates to policy rate path and balance sheet normalization pace.

Prepayment speeds in the residential mortgage market during the third quarter increased from the prior quarter driven by several periods of interest rate rallies over the last couple of quarters as well as continued home price appreciation and wage growth.  Looking forward, near term prepayment speeds are expected to moderate due to the current interest rate environment and normal seasonal impact.

Housing prices continue to improve as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 5.9% annual gain in July 2017 and the overall index reaching a historical high.  Housing prices continue to rise faster than inflation as the demand for homes has exceeded the supply of homes driven by low inventories of new or existing homes for sale as well as affordable available financing from historically low mortgage rates.  Looking forward, housing prices are expected to face two contradicting challenges in the near future.  Rebuilding following hurricanes across Texas, Florida and other parts of the south are expected to lead to further housing supply pressures while Federal Reserve balance sheet normalization policies may push mortgage rates upwards.

The following table presents certain key market data as of the dates indicated:

	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	Change - Third Quarter 2017

30-Year FNMA Fixed Rate MBS (1)
3.0%	$103.98	$99.20	$99.23	$99.83	$100.27	$0.44
3.5%	105.55	102.33	102.36	102.67	103.05	0.38
4.0%	107.42	104.98	104.95	105.14	105.27	0.13
4.5%	109.55	107.39	107.30	107.27	107.33	0.06

U.S. Treasury Rates (UST)
2-year UST	0.76%	1.19%	1.26%	1.38%	1.48%	0.10%
3-year UST	0.88%	1.45%	1.49%	1.55%	1.62%	0.07%
5-year UST	1.15%	1.93%	1.92%	1.89%	1.94%	0.05%
7-year UST	1.42%	2.25%	2.21%	2.14%	2.17%	0.03%
10-year UST	1.60%	2.45%	2.39%	2.31%	2.33%	0.02%
2-year UST to 10-year UST spread	0.84%	1.26%	1.13%	0.93%	0.85%	(0.08)%

Interest Rate Swap Rates
2-year swap	1.01%	1.45%	1.62%	1.62%	1.74%	0.12%
3-year swap	1.07%	1.69%	1.81%	1.75%	1.86%	0.11%
5-year swap	1.18%	1.98%	2.05%	1.96%	2.00%	0.04%
7-year swap	1.30%	2.16%	2.22%	2.11%	2.14%	0.03%
10-year swap	1.46%	2.34%	2.38%	2.28%	2.29%	0.01%
2-year swap to 2-year UST spread	0.25%	0.26%	0.36%	0.24%	0.26%	0.02%
10-year swap to 10-year UST spread	(0.14)%	(0.11)%	(0.01)%	(0.03)%	(0.04)%	(0.01)%

London Interbank Offered Rates (LIBOR)
1-month LIBOR	0.53%	0.77%	0.98%	1.22%	1.23%	0.01%
3-month LIBOR	0.85%	1.00%	1.15%	1.30%	1.33%	0.03%
(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Government Activity

Uncertainty over the new administration’s policies, together with questions regarding the administration’s ability to work with Congress in order to implement such policies, are likely to increase market and credit volatility over the remainder of 2017 and into 2018.  We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, taxation, fiscal policy, monetary policy and healthcare, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

Executive Summary

As of September 30, 2017, the Company’s book value was $13.71 per common share, an increase of 1.7% from $13.48 per common share as of June 30, 2017. The Company’s tangible book value, which is calculated as shareholders’ equity less the Company’s net deferred tax asset and the liquidation preference of all issued and outstanding shares of preferred stock, was $12.88 per common share as of September 30, 2017, an increase of 2.6% from $12.55 per common share as of June 30, 2017.  For the quarter ended September 30, 2017, the Company declared a dividend of $0.55 per common share, resulting in an annualized economic return of 28.0% measured as the change in tangible book value plus dividends declared during the quarter.

For the third quarter of 2017, the Company had net income of $0.85 per diluted common share compared to a net loss of $0.74 per diluted common share in the prior quarter.  The Company had non-GAAP core operating income of $0.52 per diluted common share for the third quarter of 2017 compared to $0.58 per diluted common share in the prior quarter. The third quarter 2017 net interest income and non-GAAP core operating income were impacted by higher prepayment speeds resulting in lower asset yields, lower weighted-average leverage and investment volumes and higher net funding costs.  For further information on the use of non-GAAP core operating income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Since the Company’s fixed-rate agency MBS have generally been purchased at a premium to par value, high prepayments can have a negative impact on the Company’s asset yields and interest income, while slow prepayments can have a positive impact. The actual constant prepayment rate (“CPR”) for the Company’s agency MBS increased to 10.29% for the third quarter of 2017 from

9.03% in the prior quarter.  The average agency MBS yield was 2.80% for the third quarter of 2017 compared to 2.85% for the second quarter of 2017.

The Company’s average cost of repurchase agreement funding during the quarter ended September 30, 2017 was 1.31%, an increase of 23 basis points from the prior quarter attributable primarily to the increase in benchmark short-term rates driven by the Federal Reserve 25 basis point rate increase in June 2017.

As of September 30, 2017, the Company’s agency investment portfolio totaled $5,389 million, comprised of $3,994 million of specified agency MBS and $1,395 million of net long TBA agency MBS. During the third quarter of 2017, the Company increased its net long TBA agency MBS position while reducing its specified agency MBS position as the implied net interest rate spread return opportunity of TBA dollar rolls was moderately higher than the net spread returns of specified agency MBS financed with repurchase agreements.  During the third quarter of 2017, the Company lowered its allocation of agency MBS investments in 4.0% coupon securities while increasing its allocation towards lower 3.0% and 3.5% coupon securities to take advantage of higher expected return opportunities.

The Company continues to maintain a substantial hedge position with the intent to protect the Company’s capital and earnings potential against increased interest rates over the long-term. As of September 30, 2017, the Company’s interest rate hedge position consisted primarily of interest rate swaps along with 10-year U.S. Treasury note futures.  The Company’s average notional of its interest rate swaps and 10-year U.S. Treasury futures as a percentage of its average repurchase agreement financing and TBA commitments increased to 78% for the quarter ended September 30, 3017 compared to 74% for the quarter ended June 30, 2017.  The Company’s weighted average net pay rate of its interest rate swap agreements was 0.47% during the third quarter of 2017 compared to 0.62% during the second quarter of 2017.

We believe our hedging strategy will continue to enable the Company to maintain an attractive return on its agency MBS portfolio in order to produce resilient and predictable net interest income and non-GAAP core operating income that supports attractive dividends to our shareholders. In a volatile interest rate and wider spread environment, this hedging strategy will likely result in a temporary decline in book value. However, the Company would expect temporary declines in book value to be recovered over time either through higher future spread earnings if spreads remain wide, or through a reversal of temporary declines in book value if future interest rate volatility is low and spreads narrow.  The consistent execution of our hedging strategy may also result in an increase in leverage during periods of temporary declines in book value or decreases in leverage during periods of temporary increases in book value.

The Company continues to utilize its tax benefits afforded to it as a C-corporation that allow it to shield substantially all of its income from the payment of cash taxes.  As of September 30, 2017, the Company had estimated NOL carry-forwards of $69.7 million, NCL carry-forwards of $309.8 million and alternative minimum tax (“AMT”) credit carry-forwards of $9.0 million.  From a GAAP accounting perspective, the Company had a net deferred tax asset of $23.5 million, or $0.83 per share, as of September 30, 2017.  As of September 30, 2017, the valuation allowance reflects a full valuation allowance against its deferred tax assets that are expected to be capital in tax nature while its remaining unreserved net deferred tax asset represents its deferred tax assets that are expected to be ordinary in tax nature.

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Specified agency MBS	$3,994,515	$3,909,452
Inverse interest-only agency MBS	—	1,923
Total agency MBS	3,994,515	3,911,375
Net long agency TBA dollar roll positions (1)	1,394,553	720,027
Total agency investment portfolio	5,389,068	4,631,402
Private-label MBS	—	1,173
Private-label interest-only MBS	54	93
Total private-label investment portfolio	54	1,266
Total MBS investment portfolio	$5,389,122	$4,632,668

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net liability carrying value of $7,146 and a net asset carrying value of $1,156 as of September 30, 2017 and December 31, 2016, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of September 30, 2017 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.5%	$1,276,307	$61,850	$1,338,157	$(17,101)	$1,321,056	$103.51	3.50%	6.9
4.0%	2,379,630	137,540	2,517,170	6,242	2,523,412	106.04	4.00%	6.1
4.5%	139,128	10,668	149,796	230	150,026	107.83	4.50%	4.5
5.5%	20	—	20	1	21	111.73	5.50%	5.6
Total/weighted-average	$3,795,085	$210,058	$4,005,143	$(10,628)	$3,994,515	105.25	3.85%	6.3

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$1,853,391	$102,395	$1,955,786	$(9,994)	$1,945,792	$104.99	3.80%	6.3
Freddie Mac	1,941,694	107,663	2,049,357	(634)	2,048,723	105.51	3.90%	6.3
Total/weighted-average	$3,795,085	$210,058	$4,005,143	$(10,628)	$3,994,515	105.25	3.85%	6.3

The actual CPR for the Company’s agency MBS was 10.29% for the three months ended September 30, 2017. As of September 30, 2017, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 90% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”) or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of September 30, 2017 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
3.0% coupon purchase commitments	$200,000	$202,258	$200,563	$(1,695)
3.5% coupon purchase commitments	1,005,000	1,040,762	1,036,092	(4,670)
4.0% coupon purchase commitments	250,000	263,929	263,164	(765)
4.0% coupon sale commitments	(100,000)	(105,250)	(105,266)	(16)
Total net long agency TBA dollar roll positions	$1,355,000	$1,401,699	$1,394,553	$(7,146)

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. Specifically, these interest rate derivatives are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of September 30, 2017, the interest rate derivative instruments primarily used by the Company were centrally cleared interest rate swap agreements, exchange-traded 10-year U.S. Treasury note futures and options on 10-year U.S. Treasury note futures, and options on agency MBS.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of September 30, 2017 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,300,000	1.26%	1.32%	0.06%	1.7	$447
3 to less than 7 years	700,000	1.87%	1.32%	(0.55)%	4.1	844
7 to 10 years	1,600,000	1.90%	1.32%	(0.58)%	8.5	1,963
Total / weighted-average	$3,600,000	1.66%	1.32%	(0.34)%	5.2	$3,254

The Company also has forward-starting interest rate swap agreements as of September 30, 2017 which have effective dates in early October 2017 and mature two years from their respective effective dates. The effective dates of these forward-starting interest rate swap agreements were set to occur within reasonable proximity to the maturity dates of certain of the Company’s existing interest rate swap agreements, economically extending the life of the maturing instruments. Information about the Company’s forward-starting interest rate swap agreements as of September 30, 2017 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in October 2017	$250,000	1.12%	2.0	$94

In addition to interest rate swap agreements, the Company also has exchange-traded 10-year U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in December 2017, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. Information about the Company’s outstanding 10-year U.S. Treasury note futures contracts as of September 30, 2017 is as follows (dollars in thousands):

Maturity Date	Notional Amount	Net Fair Value
December 2017	$350,000	$820

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

Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of September 30, 2017 is as follows (dollars in thousands):

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased call options:
October 2017 expiration	$150,000	133.0	1.49%	$1

(1)	The implied strike rate is estimated based upon the weighted average strike price per option contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

The Company may purchase put options which provide the Company with the right to sell TBA-eligible agency MBS to a counterparty at a fixed price in the event that agency MBS prices decline. The options can only be exercised at their expiry, and if exercised, may be net settled in cash or through physical delivery of the underlying agency MBS. Information about the Company’s outstanding options on agency MBS as of September 30, 2017 is as follows:

	Notional Amount	Weighted-average Strike Price	Underlying Agency MBS Coupon	Net Fair Value
Purchased put options:
October 2017 expiration	$500,000	102.5	4.00%	$-
November 2017 expiration	200,000	103.5	4.00%	8
Total / weighted average for purchased put options	$700,000	102.8	4.00%	$8

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

General and Administrative Expenses

“Compensation and benefits expense” includes base salaries, annual cash incentive compensation, and non-cash stock-based compensation. Annual cash incentive compensation is based on meeting estimated annual performance measures and discretionary components. Non-cash stock-based compensation includes expenses associated with stock-based awards granted to employees, including the Company’s performance share units to named executive officers that are earned only upon the attainment of Company performance measures over the relevant measurement period.

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

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

The following table presents the net income available to common stock reported for the three and nine months ended September 30, 2017 and 2016, respectively (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$28,835	$25,654	$90,639	$80,759
Interest expense	13,968	7,390	36,562	20,786
Net interest income	14,867	18,264	54,077	59,973
Investment gain (loss), net	13,368	20,722	(4,364)	(38,115)
General and administrative expenses	4,544	4,630	13,623	16,637
Income before income taxes	23,691	34,356	36,090	5,221
Income tax provision	823	15,543	25,896	5,132
Net income	22,868	18,813	10,194	89
Dividend on preferred stock	(83)	—	(118)	—
Net income available to common stock	$22,785	$18,813	$10,076	$89
Diluted earnings per common share	$0.85	$0.81	$0.40	$—
Weighted-average diluted common shares outstanding	26,856	23,349	25,143	23,154

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $3.4 million, or 18.6%, from $18.3 million for the three months ended September 30, 2016 to $14.9 million for the three months ended September 30, 2017 and decreased $5.9 million, or 9.8%, from $60.0 million for the nine months ended September 30, 2016 to $54.1 million for the nine months ended September 30, 2017. The decrease from the comparative periods is primarily attributable to 62 and 43 basis point increases for the three and nine months ended September 30, 2017, respectively, in the average interest costs of our short-term secured financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by an increase in the average balance and asset yields of our specified agency MBS.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on long-term unsecured debt, are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,104,083	$28,771	2.80%	$3,683,418	$23,917	2.60%
Private-label MBS	127	2	6.20%	57,240	1,655	11.57%
Other	—	62		—	82
	$4,104,210	28,835	2.81%	$3,740,658	25,654	2.74%
Short-term secured debt	$3,819,095	(12,748)	(1.31)%	$3,519,719	(6,193)	(0.69)%
Net interest income/spread		$16,087	1.50%		$19,461	2.05%
Net interest margin			1.57%			2.08%

	Nine Months Ended September 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,253,432	$90,454	2.84%	$3,537,307	$72,980	2.75%
Private-label MBS	1,009	82	10.78%	96,983	7,437	10.22%
Other	—	103		—	342
	$4,254,441	90,639	2.84%	$3,634,290	80,759	2.96%
Short-term secured debt	$3,956,579	(32,921)	(1.10)%	$3,392,078	(17,202)	(0.67)%
Net interest income/spread		$57,718	1.74%		$63,557	2.29%
Net interest margin			1.81%			2.33%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	vs.			vs.
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$2,123	$2,731	$4,854	$2,700	$14,774	$17,474
Private-label MBS	(2)	(1,651)	(1,653)	4	(7,359)	(7,355)
Other	(20)	—	(20)	(239)	—	(239)
Short-term secured debt	(6,028)	(527)	(6,555)	(12,856)	(2,863)	(15,719)
	$(3,927)	$553	$(3,374)	$(10,391)	$4,552	$(5,839)

Economic Net Interest Income

Economic net interest income, a non-GAAP financial measure, represents the interest income earned net of the interest expense incurred from all of our interest bearing financial instruments as well as the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions. Economic net interest income is comprised of the following: (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income or expense incurred from interest rate swap agreements. We believe that economic net interest income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy, prior to the deduction of core general and administrative expenses. A full description of each of the three aforementioned components of economic net interest income is included within the “Non-GAAP Core Operating Income” section of this document.

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,104,083	$28,771	2.80%	$3,683,418	$23,917	2.60%
TBA dollar rolls (1)	1,225,131	6,424	2.10%	861,686	5,321	2.47%
Private-label MBS	127	2	6.20%	57,240	1,655	11.57%
Other	—	62		—	82
Short-term secured debt	3,819,095	(12,748)	(1.31)%	3,519,719	(6,193)	(0.69)%
Interest rate swaps (2)	3,561,667	(4,198)	(0.47)%	2,303,030	(5,126)	(0.89)%
Long-term unsecured debt	73,796	(1,220)	(6.61)%	73,573	(1,197)	(6.51)%
Economic net interest income/margin (3)		$17,093	1.37%		$18,459	1.73%

	Nine Months Ended September 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,253,432	$90,454	2.84%	$3,537,307	$72,980	2.75%
TBA dollar rolls (1)	830,389	14,120	2.27%	688,671	12,835	2.48%
Private-label MBS	1,009	82	10.78%	96,983	7,437	10.22%
Other	—	103		—	342
Short-term secured debt	3,956,579	(32,921)	(1.10)%	3,392,078	(17,202)	(0.67)%
Interest rate swaps (2)	3,372,028	(14,900)	(0.59)%	1,876,106	(13,499)	(0.96)%
Long-term unsecured debt	73,749	(3,641)	(6.58)%	73,526	(3,584)	(6.50)%
Economic net interest income/margin (3)		$53,297	1.49%		$59,309	1.98%

(1)

TBA dollar roll average balance (average cost basis) is based upon the contractual price of the initial TBA purchase trade of each individual series of dollar roll transactions.  TBA dollar roll income is net of implied financing costs.

(2)	Interest rate swap cost represents the weighted average net pay rate in effect for the period.
(3)	Economic net interest margin rate excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	vs.			vs.
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$2,123	$2,731	$4,854	$2,700	$14,774	$17,474
TBA dollar rolls	(1,141)	2,244	1,103	(1,357)	2,642	1,285
Private-label MBS	(2)	(1,651)	(1,653)	4	(7,359)	(7,355)
Other	(20)	—	(20)	(239)	—	(239)
Short-term secured debt	(6,028)	(527)	(6,555)	(12,856)	(2,863)	(15,719)
Interest rate swaps	3,730	(2,802)	928	9,362	(10,763)	(1,401)
Long-term unsecured debt	(19)	(4)	(23)	(46)	(11)	(57)
	$(1,357)	$(9)	$(1,366)	$(2,432)	$(3,580)	$(6,012)

Economic net interest income for the three and nine months ended September 30, 2017 decreased relative to the comparative periods from the prior year due primarily to:

•

Higher financing costs of our short-term secured financing arrangements and implied TBA financing driven primarily by an increase in prevailing benchmark short-term interest rates, partially offset by higher variable leg receive rates on our interest rate swap agreements; and

•

A higher ratio of the weighted average notional amount of interest rate swap agreements relative to the weighted average of our short-term secured borrowings and implied TBA financing balances within those periods (71% and 70% for the three and nine months ended September 30, 2017, respectively, as compared to 53% and 46% for the three and nine months ended September 30, 2016, respectively).  Within the 2016 periods, a greater proportion of our overall hedging instrument population was allocated to instruments other than interest rate swaps, such as 10-year U.S. Treasury note futures. The economic cost or benefit of hedging instruments other than interest rate swap agreements do not affect the computation of economic net interest income; accordingly, economic net interest income computed for the 2017 periods is not directly comparable to the amount computed for the 2016 periods.

Investment Gain (Loss), Net

As prevailing longer-term interest rates increase (decrease), the fair value of our investments in fixed rate agency MBS and TBA commitments generally decreases (increases).  Conversely, the fair value of our interest rate derivative hedging instruments increases (decreases) in response to increases (decreases) in prevailing interest rates.  While our interest rate derivative hedging instruments are designed to mitigate the sensitivity of the fair value of our agency MBS portfolio to fluctuations in interest rates, they are not generally designed to mitigate the sensitivity of our net book value to spread risk, which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.  Accordingly, irrespective of fluctuations in interest rates, an increase (decrease) in MBS spreads will generally result in the underperformance (outperformance) of agency MBS relative to interest rate hedging instruments.

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains on trading investments, net	$13,996	$2,468	$25,632	$81,083
TBA and specified agency MBS commitments, net:
TBA dollar roll income	6,424	5,321	14,120	12,835
Other gains from TBA and specified agency MBS commitments, net	1,007	1,506	962	17,728
Total gains on TBA and specified agency MBS commitments, net	7,431	6,827	15,082	30,563
Interest rate derivatives:
Net interest expense on interest rate swaps	(4,198)	(5,126)	(14,900)	(13,499)
Other (losses) gains from interest rate derivative instruments, net	(3,805)	13,495	(30,127)	(137,009)
Total (losses) gains on interest rate derivatives, net	(8,003)	8,369	(45,027)	(150,508)
Realized gains on sale of available-for-sale investments, net	—	2,439	—	1,846
OTTI charges on available-for-sale securities	—	—	—	(1,737)
Other, net	(56)	619	(51)	638
Investment gain (loss), net	$13,368	$20,722	$(4,364)	$(38,115)

During the three months ended September 30, 2017 and 2016, MBS spreads narrowed which resulted in the outperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.  During the nine months ended September 30, 2017 and 2016, MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 2.2%, from $4.6 million for the three months ended September 30, 2016 to $4.5 million for the three months ended September 30, 2017. General and administrative expenses decreased by $3.0 million, or 18.1%, from $16.6 million for the nine months ended September 30, 2016 to $13.6 million for the nine months ended September 30, 2017.

Compensation and benefits expenses remained unchanged at $3.4 million for both the three months ended September 30, 2016 and 2017. Compensation and benefits expenses increased by $0.9 million, or 10.3%, from $8.8 million for the nine months ended September 30, 2016, to $9.7 million for the nine months ended September 30, 2017. The increase in compensation and benefits expenses for the nine months ended September 30, 2017 is mostly attributable to an increase in long-term performance oriented stock-based compensation.

Other general and administrative expenses decreased by $0.1 million, or 8.3%, from $1.2 million for the three months ended September 30, 2016 to $1.1 million for the three months ended September 30, 2017. Other general and administrative expenses decreased by $4.0 million, or 50.6%, from $7.9 million for the nine months ended September 30, 2016 to $3.9 million for the nine months ended September 30, 2017. The decrease in other general and administrative expenses for the nine months ended September 30, 2017 is attributable primarily to $4.0 million of non-recurring expenses incurred during the nine months ended September 30, 2016 stemming from the 2016 proxy contest that were in excess of the level of expenses normally incurred for an annual meeting of shareholders.

Income Tax Provision

We recognized an income tax provision of $0.8 million and $15.5 million for the three months ended September 30, 2017 and 2016, respectively. The income tax provision for the three months ended September 30, 2017 includes the effect of a decrease in the valuation allowance against the deferred tax assets of $8.4 million. We recognized an income tax provision of $25.9 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively. The income tax provision for the nine months ended

September 30, 2017 includes the effect of an increase in the valuation allowance against the deferred tax assets of $11.5 million. As of September 30, 2017, the Company determined that it should record a full valuation allowance against its deferred tax assets that are capital in nature consisting of its NCL carry-forwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net interest income	$14,867	$18,264	$54,077	$59,973
TBA dollar roll income	6,424	5,321	14,120	12,835
Interest rate swap net interest expense	(4,198)	(5,126)	(14,900)	(13,499)
Economic net interest income	17,093	18,459	53,297	59,309
Core general and administrative expenses	(3,171)	(3,612)	(10,876)	(10,476)
Preferred stock dividend	(83)	—	(118)	—
Non-GAAP core operating income	$13,839	$14,847	$42,303	$48,833

Non-GAAP core operating income per diluted common share	$0.52	$0.64	$1.68	$2.11
Weighted average diluted common shares outstanding	26,856	23,349	25,143	23,154

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP income before income taxes	$23,691	$34,356	$36,090	$5,221
Less:
Total investment (gain) loss, net	(13,368)	(20,722)	4,364	38,115
Stock-based compensation expense	1,373	1,018	2,747	2,182
Non-recurring proxy contest related expenses	—	—	—	3,979
Preferred stock dividend	(83)	—	(118)	—
Add back:
TBA dollar roll income	6,424	5,321	14,120	12,835
Interest rate swap net interest expense	(4,198)	(5,126)	(14,900)	(13,499)
Non-GAAP core operating income	$13,839	$14,847	$42,303	$48,833

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

A limitation of utilizing this non-GAAP financial measure is that the effect of accounting for “non-core” events or transactions in accordance with GAAP does, in fact, reflect the financial results of our business and these effects should not be ignored when evaluating and analyzing our financial results. For example, the economic cost or benefit of hedging instruments other than interest rate swap agreements, such as U.S. Treasury note futures or options, do not affect the computation of non-GAAP core operating income. Therefore, we believe that non-GAAP core operating income should be considered as a supplement to, and in conjunction with, net income and comprehensive income determined in accordance with GAAP.

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

As of September 30, 2017, our debt-to-equity leverage ratio was 9.6 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio. Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e. repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our tangible stockholders’ equity and long-term unsecured debt. Tangible stockholders’ equity is measured as our stockholders’ equity less our net deferred tax asset, and our long-term unsecured debt is measured as our long-term unsecured debt excluding any unamortized issuance costs.  As of September 30, 2017, our “at risk” short-term recourse financing to investable capital ratio was 11.2 to 1.

Cash Flows

As of September 30, 2017, our cash and cash equivalents totaled $26.4 million, representing a net decrease of $28.4 million from $54.8 million as of December 31, 2016. Cash provided by operating activities of $64.9 million during the nine months ended September 30, 2017 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $161.6 million during the nine months ended September 30, 2017 was primarily generated by purchases of new agency MBS and payments for settlements and deposits for margin calls on our interest rate derivative instruments, partially offset by sales of agency MBS and the receipt of principal payments from agency MBS. Cash provided by financing activities of $68.3 million during the nine months ended September 30, 2017 relates primarily to net proceeds obtained from repurchase agreements used to finance a portion of our MBS investment portfolio and proceeds received from issuance of common and preferred stock, partially offset by dividend payments to stockholders.

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

As of September 30, 2017, liquid assets consisted primarily of cash and cash equivalents of $26.4 million and net investments in MBS of $370.7 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS.

Debt Capital

Long-Term Unsecured Debt

As of September 30, 2017, we had $73.8 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.5 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of September 30, 2017 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of September 30, 2017 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of September 30, 2017 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

Our repurchase agreements generally mature within 30 to 60 days, but may have maturities as short as one day and as long as one year. In the event that market conditions are such that we are unable to continue to obtain repurchase agreement financing for our investments in MBS in amounts and at interest rates consistent with our financing objectives, we may liquidate such investments and may incur significant losses on any such sales of MBS.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	September 30, 2017	December 31, 2016
Pledged with agency MBS:
Repurchase agreements outstanding	$3,694,838	$3,649,102
Agency MBS collateral, at fair value	3,873,154	3,851,269
Net amount (1)	178,316	202,167
Weighted-average rate	1.33%	0.96%
Weighted-average term to maturity	11.9 days	19.3 days
Maximum amount outstanding at any month-end during the period	$4,292,755	$3,653,114

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of September 30, 2017, we had outstanding repurchase agreement balances with 16 counterparties and have master repurchase agreements in place with a total of 19 counterparties located throughout North America, Europe and Asia. As of September 30, 2017, no more than 5.3% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 21.6% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of September 30, 2017 (dollars in thousands):

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	11	71.8%
Europe	1	7.9%
Asia	4	20.3%
	16	100.0%

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including (i) interest rate derivative instruments such as interest rate swaps, Eurodollar futures, interest rate swap futures, U.S. Treasury note futures, put and call options on U.S. Treasury note futures, and options on agency MBS, and (ii) derivative instruments that economically serve as investments such as TBA contracts.

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

As of September 30, 2017, we had outstanding interest rate swaps, 10-year U.S. Treasury note futures, and options on 10-year U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	September 30, 2017
	Notional	Net Fair	Collateral
	Amount	Value	Deposit
Interest rate swaps (1)	$3,850,000	$3,348	$49,518
U.S. Treasury note futures and options on U.S. Treasury note futures	500,000	821	4,035

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

Our TBA contracts and, beginning in the latter half of 2017 as a result of amended regulatory requirements provided by the Financial Industry Regulatory Authority, our commitments to purchase and sell specified agency MBS are subject to master securities forward transaction agreements published by SIFMA as well as supplemental terms and conditions with each counterparty.  Under the terms of these agreements, we may be required to pledge collateral to our counterparty in the event the fair value of our agency MBS commitments decline and such counterparty demands collateral through a margin call.  Margin calls on agency MBS commitments are generally caused by factors such as rising interest rates or prepayments.  Our agency MBS commitments provide that valuations for our commitments and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties.  However, in certain circumstances, our counterparties have the sole discretion to determine the value of the agency MBS commitment and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value.  In the event of a margin call, we must generally provide additional collateral on the same business day.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. As of September 30, 2017, we had declared and paid all required quarterly dividends on our Series B Preferred Stock.

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

On February 22, 2017, we entered into new separate equity distribution agreements (the “New Equity Distribution Agreements”) with each of JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. (the “New Equity Sales Agents”), pursuant to which we may offer and sell, from time to time, up to 6,000,000 shares of our Class A common stock. Pursuant to the New Equity Distribution Agreements, shares of our common stock may be offered and sold through the New Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the nine months ended September 30, 2017, we issued 4,368,837 shares of Class A common stock at a weighted average public offering price of $13.90 per share for proceeds net of selling commissions and expenses of $59.9 million under the New Equity Distribution Agreements.

As of September 30, 2017, we had 1,631,163 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

On May 16, 2017, we entered into a new separate equity distribution agreement (the “Series B Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC (the “Series B Preferred Equity Agent”), pursuant to which we may offer and sell, from time to time, up to 1,865,000 shares of our Series B Preferred Stock. Pursuant to the Series B Preferred Equity Distribution Agreement, shares of our Series B Preferred stock may be offered and sold through the Series B Preferred Equity Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the nine months ended September 30, 2017, we issued 159,993 shares of Series B Preferred stock at a weighted average public offering price of $24.95 per share for proceeds net of selling commissions and expenses of $3.9 million under the Series B Preferred Equity Distribution Agreement.

As of September 30, 2017, we had 1,705,007 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement

Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock. As of September 30, 2017, 1,951,305 shares of Class A common stock remained available for repurchase under the repurchase program.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of September 30, 2017 and December 31, 2016, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of September 30, 2017 and December 31, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Interest Rate Risk

We are exposed to interest rate risk in our MBS portfolio. Our investments in MBS are financed with short-term borrowing facilities such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate derivative instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate derivatives include interest rate swaps as well as U.S. Treasury note futures, options on U.S. Treasury note futures, and options on agency MBS. Historically, we have also utilized Eurodollar futures and interest rate swap futures.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2017
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$3,994,515	$3,902,198	$4,059,237
TBA commitments	(7,146)	(42,697)	16,030
10-year U.S. Treasury note futures	820	14,521	(12,883)
Interest rate swaps	3,348	89,780	(83,086)
Options on MBS	8	4,235	—
Options on U.S. Treasury note futures	1	—	107
Equity available to common stock	385,197	361,690	373,057
Book value per common share	$13.71	$12.87	$13.28
Book value per common share percent change		(6.10)%	(3.15)%

	September 30, 2017
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$3,994,515	$3,791,400	$4,096,513
TBA commitments	(7,146)	(84,987)	28,435
10-year U.S. Treasury note futures	820	28,222	(26,584)
Interest rate swaps	3,348	176,213	(169,519)
Options on MBS	8	17,266	—
Options on U.S. Treasury note futures	1	—	1,430
Equity available to common stock	385,197	321,767	323,928
Book value per common share	$13.71	$11.45	$11.53
Book value per common share percent change		(16.47)%	(15.91)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.4 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of September 30, 2017.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	September 30, 2017
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$3,994,515	$3,972,950	$4,016,080
TBA commitments, net	(7,146)	(14,754)	461
Options on Agency MBS	8	1,670	—
Equity available to common stock	385,197	357,686	414,361
Book value per common share	$13.71	$12.73	$14.75
Book value per common share percent change		(7.14)%	7.57%

	September 30, 2017
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$3,994,515	$3,940,602	$4,048,428
TBA commitments, net	(7,146)	(26,165)	11,872
Options on Agency MBS	8	2,585	—
Equity available to common stock	385,197	314,842	458,120
Book value per common share	$13.71	$11.21	$16.31
Book value per common share percent change		(18.26)%	18.93%

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
•

competition for investment opportunities, including competition from the U.S. Department of Treasury (“U.S. Treasury”) and the U.S. Federal Reserve, for investments in agency MBS, as well as the effects of the termination by the U.S. Federal Reserve of its purchases of agency MBS;

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***

101.SCH	SCHEMA DOCUMENT***

101.CAL	CALCULATION LINKBASE DOCUMENT***

101.LAB	LABELS LINKBASE DOCUMENT***

Exhibit Number	Exhibit Title

101.PRE	PRESENTATION LINKBASE DOCUMENT***

101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2017 and the Year Ended December 31, 2016; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 3, 2017