Form 10-K
period 2017-12-31
Arlington Asset Investment Corp.
filed 2018-02-16
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(703) 373-0200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities	Name of Each Exchange on Which Registered
Class A Common Stock, Par Value $0.01 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	New York Stock Exchange New York Stock Exchange
6.625% Senior Notes due 2023 6.75% Senior Notes due 2025	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates computed by reference to the last reported price at which the registrant’s Class A common stock was sold on the New York Stock Exchange on June 30, 2017 was $347 million.

As of January 31, 2018, there were 28,140,721 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

•	current conditions and further adverse developments in the residential mortgage market and the overall economy;
•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	competition for investment opportunities;

•	the U.S. Federal Reserve’s balance sheet normalization program of gradually reducing its reinvestment of principal payments of U.S. Treasury securities and agency MBS;
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

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of December 31, 2017, nearly all of our investment capital was allocated to agency MBS.

We leverage prudently our investment portfolio so as to increase potential returns to our shareholders. We fund our investments primarily through short-term financing arrangements, principally though repurchase agreements. We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our MBS portfolio.

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

Based on current market conditions, we believe our residential MBS portfolio has provided us with higher relative risk-adjusted rates of return than most other investment opportunities we have evaluated. Consequently, we have allocated all of our capital in this sector and have continued to analyze other opportunities and compare risk-adjusted returns to residential MBS assets. Within our residential MBS investment portfolio, we have gradually increased our investment capital allocation to agency MBS from private-label MBS. Currently, we believe that investments in agency MBS will provide a higher risk-adjusted return as compared to private-label MBS.  As of December 31, 2017, nearly all of our investment capital was allocated to agency MBS.

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

MBS Portfolio

The following table summarizes our MBS investment portfolio at fair value as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Specified agency MBS	$4,054,424	$3,909,452
Inverse interest-only agency MBS	—	1,923
Total agency MBS	4,054,424	3,911,375
Net long agency TBA dollar roll positions (1)	1,296,978	720,027
Total agency investment portfolio	5,351,402	4,631,402
Private-label MBS	—	1,173
Private-label interest-only MBS	76	93
Total private-label investment portfolio	76	1,266
Total MBS investment portfolio	$5,351,478	$4,632,668

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $609 and $1,156 as of December 31, 2017 and 2016, respectively.

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

Fannie Mae and Freddie Mac operate in the secondary mortgage market. They provide funds to the mortgage market by purchasing residential mortgages from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package mortgage loans into guaranteed MBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or on the underlying loans held within the securitization trust in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as “conforming loans”) and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.

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

As of December 31, 2017, the Company’s agency MBS portfolio was generally comprised of securities collateralized by pools of fixed rate mortgages that have original terms to maturity of 30 years. In the future, we may also invest in agency MBS collateralized by adjustable-rate mortgage loans (“ARMs”), hybrid ARMs, or loans with original terms to maturity of 15 or 20 years.

We may also invest in agency MBS through agency collateralized mortgage obligations (“CMO”), which are structured securities representing divided interests in the cash flows of underlying agency residential pass-through certificates.  Agency CMOs consist of multiple classes of securities, called tranches, which have different maturities, coupon rates, and payment priorities designed to meet the risk and yield appetites of various classes of investors. CMOs also include “stripped” securities, whereby certain tranche holders receive only interest payments from the underlying securities while other tranche holders receive only principal payments.

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

Private-Label MBS

We have and, depending upon market conditions, may in the future invest in private-label MBS, which are residential MBS that are not issued or guaranteed by a U.S. government agency or a GSE. Private-label MBS are often referred to as non-agency MBS. The private-label MBS in which we may invest are generally backed by a pool of single-family residential mortgage loans. These certificates are issued by originators of, investors in, and other owners of residential mortgage loans, including savings and loan associations, savings banks, commercial banks, mortgage banks, investment banks and special purpose “conduit” subsidiaries of these institutions. Private-label MBS can carry a significantly higher level of credit exposure relative to the credit exposure of agency MBS. The private-label MBS in which we may invest are generally non-investment grade or not rated by major rating agencies.

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

Because of the interest rate risk inherent to our agency MBS investment strategy and, to extent we invest in private-label MBS, the credit risks inherent to such investment strategy, we closely monitor the leverage (debt-to-equity ratio) of our MBS portfolio. Our leverage may vary from time to time depending upon several factors, including changes in the value of the underlying MBS and hedge portfolio, changes in investment allocation between agency MBS and private-label MBS, the timing and amount of investment purchases or sales, and our assessment of risk and returns.

We finance our investments in MBS using short-term secured borrowings, which primarily consist of repurchase agreements. We have also issued, and may issue in the future, long-term unsecured notes as an additional source of financing.

When we engage in a repurchase transaction, we initially sell securities to the counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 90 days, but may have maturities as short as one day or as long as one year. Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a “haircut” to our pledged collateral, which means our collateral is valued, for the purposes of the repurchase transaction, at less than market value. Under our repurchase agreements, we typically pay a floating rate based on the London Interbank Offered Rate (“LIBOR”), plus or minus a fixed spread. These transactions are accounted for as secured financings, and we present the investment securities and related funding on our consolidated balance sheets.

We may also seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of agency MBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase from the same counterparty a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair-off in the current month. This difference (or discount) is referred to as the “price drop.” As discussed in “Non-GAAP Core Operating Income—Economic Net Interest Income,” we believe this price drop is the economic equivalent of net interest carry income (interest income less implied financing cost) earned from the underlying agency MBS over the roll period, which is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.

Risk Management Strategy

In conducting our business, we are exposed to market risks, including interest rate, prepayment, extension, spread, credit, liquidity and regulatory risks. We use a variety of strategies to manage a portion of our exposure to these risks to the extent we believe to be prudent, taking into account our investment strategy and the cost of any hedging transactions. As a result, we may not hedge certain interest rate, prepayment, extension, or credit risks if we believe that bearing such risks enhances our return relative to our risk/return profile. Our hedging instruments are generally not designed to protect our net book value from “spread risk” (also referred to as “basis risk”), which is the risk of an increase of the spread between the market yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.

•	Interest Rate Risk

We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our long-term investments and the interest we pay on our short-term borrowings. We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our MBS portfolio. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because the vast majority of our investments are assets that have fixed rates of interest and generally mature in up to 30 years, the interest we earn on these assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements, which generally have a maturity of less than 90 days. In addition, as interest rates rise, the fair value of our fixed-rate agency MBS may be expected to decline.  We may experience reduced income, losses, or a significant reduction in our book value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to economically “lock in” a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing costs and to protect our net book value.

Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically exhibit “negative convexity”. In other words, certain mortgage securities in which we invest may increase in value to a lesser degree than similar duration bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value to a greater degree than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the “duration gap” between our mortgage assets and our hedge portfolio as well as our convexity exposure. Duration is an estimate of the relative expected percentage change in market value of our mortgage assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of our mortgage assets or our hedge portfolio changes when the interest rate or prepayment environment changes.

The value of our mortgage assets may also be adversely impacted by fluctuations in the shape of the yield curve or by changes in the market's expectation about the volatility of future interest rates. We analyze our exposure to non-parallel changes in interest rates and to changes in the market's expectation of future interest rate volatility and take actions to attempt to mitigate these exposures.

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

We may purchase securities that have a higher interest rate than the then-prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire such securities.  In accordance with GAAP, we amortize this premium as a reduction to interest income under the contractual effective interest method such that a proportional amount of the unamortized premium is amortized as principal prepayments occur.  If a security is prepaid in whole or in part at a faster rate than originally expected, we will amortize the purchase premium at a faster pace, resulting in a lower effective return on our investment than originally expected.

We also may purchase securities that have a lower interest rate than the then-prevailing market interest rate.  In exchange for this lower interest rate, we may pay a discount to par value to acquire such securities.  In accordance with GAAP, we accrete this discount as an increase to interest income under the contractual effective interest method such that a proportional amount of the unamortized discount is accreted as principal prepayments occur. If a security is prepaid in whole or in part at a slower rate than originally expected, we will accrete the purchased discount at a slower pace resulting in a lower effective return on our investment than originally expected.

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

•	Spread Risk

Because the spread between the market yield on our investments and benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary, we are exposed to spread risk. The inherent spread risk associated with our agency MBS and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve, liquidity, or changes in market participants’ required rates of return on different assets. Consequently, while we use interest rate derivative instruments to attempt to protect our net book value against changes in benchmark interest rates, such instruments typically will not mitigate spread risk and, therefore, the value of our agency MBS and our net book value could decline.

•	Credit Risk

To the extent we invest in private-label MBS, we accept mortgage credit exposure at levels we deem prudent within the context of our overall investment strategy. We may retain all or a portion of the credit risk on the loans underlying private-label MBS in which we may invest. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets for which we identify negative credit trends. Additionally, we vary the percentage mix of our private-label and agency MBS investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio.

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

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate derivative instruments primarily consisting of interest rate swaps, U.S. Treasury note futures, options on U.S. Treasury note futures and options on agency MBS.  We also may use other interest rate derivative instruments such as Eurodollar futures, interest rate swap futures, interest rate swaptions, and short TBA positions, from time to time.

In addition to the hedging instruments discussed above, we also manage our exposure to interest rate, prepayment and extension risk through asset selection. We generally seek to invest in agency MBS that are specifically selected for their relatively lower propensity for prepayment. The pools of residential mortgage loans securing these agency MBS are commonly referred to as “specified pools.” These specified pools may include mortgage loans that (i) have low loan balances, (ii) are originated through the Home Affordable Refinance Program (“HARP”) or some other government program, (iii) are originated in certain states or geographic areas, (iv) have high loan-to-value ratios, (v) are the obligations of borrowers with credit scores that fall toward the lower end of the range of GSEs’ underwriting standards, or (vi) are secured by investor properties. The borrowers of these mortgage loans are believed to have less incentive to refinance. Accordingly, agency MBS collateralized by mortgage loans with these characteristics are believed to be better “protected” from prepayment risk than agency MBS collateralized by more generic pools of mortgage loans. In general, agency MBS backed by specified pools trade at a price premium over generic agency TBA securities. As of December 31, 2017, our on-balance sheet agency MBS portfolio is comprised primarily of securities backed by specified pools selected for their lower prepayment characteristics.

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

Our Tax Status

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2017, the Company had estimated net operating loss (“NOL”) carryforwards of $61 million that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards begin to expire in 2027. As of December 31, 2017, the Company also had estimated net capital loss (“NCL”) carryforwards of $314 million that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $137 million in 2019, $103 million in 2020, $70 million in 2021, and $4 million in 2021. Through December 31, 2017, the Company was subject to the federal alternative minimum tax (“AMT”).  However, beginning January 1, 2018, the Company is no longer subject to federal AMT.   As of December 31, 2017, the Company also had AMT credit carryforwards of $9 million that can be used to offset future regular tax liabilities.   For the tax years 2018, 2019 and 2020, to the extent that AMT credit carryovers exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021.

The Company’s ability to use its NOLs, NCLs and built-in losses would be limited if it experienced an “ownership change” under Section 382 of the Code. In general, an “ownership change” would occur if there is a cumulative change in the ownership of the Company’s common stock of more than 50% by one or more “5% shareholders” during a three-year period. The Board of Directors adopted and the Company’s shareholders approved a shareholder rights agreement (“Rights Plan”) in an effort to protect against a possible limitation on the Company’s ability to use its NOL carryforwards, NCL carryforwards, and built-in losses under Sections 382 and 383 of the Code. The Rights Plan was adopted to dissuade any person or group from acquiring 4.9% or more of the Company’s outstanding Class A common stock without the approval of the Board of Directors and triggering an “ownership change” as defined by Section 382.

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

Employees

As of December 31, 2017, we had 12 employees. Our employees are not subject to any collective bargaining agreement, and we believe that we have good relations with our employees.

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

We engage in certain hedging transactions to limit our exposure from the adverse effects of changes in interest rates on the borrowing costs of our short-term financing agreements and the value of our fixed-rate agency MBS investment portfolio, and therefore may expose our company to the risks associated with such transactions. We have historically entered into and may enter into interest rate swap agreements, U.S. Treasury note futures, Eurodollar futures, interest rate swap futures, options on U.S. Treasury note futures, options on agency MBS, TBAs or may pursue other hedging strategies. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

When the market spread widens between the yield on our mortgage assets and benchmark interest rates, our net book value could decline if the fair value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates or if the fair value of our mortgage assets do not increase as much as the fair value decreases on our hedging instruments.  We refer to this scenario as an example of “spread risk” or “basis risk.” The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independently of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use various interest rate hedging instruments to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.

Declines in the market values of our MBS portfolio may adversely affect our financial condition, results of operations, and market price of our Class A common stock, Series B Preferred Stock or Senior Notes.

Our MBS investments are recorded at fair value with changes in fair value reported in net income. As a result, a decline in the fair value of our investments would reduce our net income and book value per share. Fair values for our MBS investments can be volatile. The fair values can change rapidly and significantly and changes can result from various factors, including changes in interest rates, actual and perceived risk, supply, demand, expected prepayment rates, and actual and projected credit performance. Declines in the market values of our MBS portfolio would adversely affect our financial condition, results of operations, and market price of our Class A common stock, Series B Preferred Stock or Senior Notes.

Our mortgage investing strategy involves leverage, which could adversely affect our operations and negatively affect cash available for distribution to our shareholders.

We may increase our investment exposure in MBS or other investment opportunities by funding a portion of those acquisitions with repurchase agreements or other borrowing arrangements. To the extent that revenue derived from such levered assets exceeds our interest expense, hedging expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in such assets on a leveraged basis. Conversely, if the revenue from our MBS does not sufficiently cover the interest expense, hedging expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds. Because of the credit and interest rate risks inherent in our strategy, we closely monitor the leverage of our MBS portfolio. From time to time, our leverage ratio may increase or decrease due to several factors, including changes in the value of the underlying portfolio, changes in investment allocations and the timing and amount of acquisitions.

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

If we fail to maintain adequate financing through repurchase agreements or to renew or replace existing borrowings upon maturity, we will be limited in our ability to implement our investing activities, which will adversely affect our results of operations and may, in turn, negatively affect the market value of our Class A common stock, Series B Preferred Stock or Senior Notes and our ability to make dividends to our shareholders.

We depend upon repurchase agreement financing to purchase our target assets and reach our target leverage ratio. We cannot assure you that sufficient repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings based on, among other factors, the regulatory environment and their perceived risk. If we fail to obtain adequate funding or to renew or replace existing funding upon maturity, we will be limited in our ability to implement our business strategy, which will adversely affect our results of operations and may, in turn, negatively affect the market value of our Class A common stock, Series B Preferred Stock or Senior Notes and our ability to make dividends to our shareholders.

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

Our interest rate hedging agreements typically require that we pledge collateral on such agreements. We exchange collateral with the counterparties to our interest rate hedging instruments at least on a daily basis based upon daily changes in fair value (also known as “variation margin”) as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. The clearing exchanges have the sole discretion to determine the value of derivative instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which our hedging instruments are traded may require us to pledge additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

The payments of principal and interest we receive on the agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac.  The guarantees of agency MBS created by Fannie Mae and Freddie Mac are not backed by the full faith and credit of the United States.

In response to the general market instability, and more specifically, the financial condition of Fannie Mae and Freddie Mac, the Housing and Economic Recovery Act of 2008 established the FHFA as the new regulator for Fannie Mae and Freddie Mac. In 2008, the FHFA, together with the U.S. Treasury and the U.S. Federal Reserve, announced a comprehensive plan to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. Under this plan, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac in an effort to stabilize the entities.  As part of these actions, the U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions up to a maximum capital commitment to each GSE while in conservatorship. Although the U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, the two GSEs could default on their guarantee obligations, which would materially and adversely affect the value of our agency MBS.

In addition, the future roles of Fannie Mae and Freddie Mac could be significantly reduced or eliminated and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes agency MBS, have broad adverse market implications and negatively impact us. The FHFA and both houses of Congress have each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. The passage of any additional new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency MBS.  We anticipate debate and discussion on residential housing and mortgage reform to continue throughout 2018; however, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, be approved by Congress, or be affected by any executive actions and, if so, what the effect will be on our business.

The impact to the agency MBS market of the implementation of a common securitization platform for agency securities is uncertain.

The FHFA established a goal of developing a new secondary mortgage infrastructure for Fannie Mae and Freddie Mac referred to as the common securitization platform (“CSP”).  To achieve this strategic goal, Fannie Mae and Freddie Mac formed a joint venture, Common Securitization Solutions, LLC (“CSS”), to develop and operate a CSP that will support the GSE’s single-family mortgage securitization activities, including the issuance by both GSEs of a common, single mortgage-backed security (“Single Security”).  The Single Security would finance the same types of fixed-rate mortgages that currently back agency MBS eligible for delivery into the TBA market.  The two principal objectives of the FHFA of undertaking this initiative are to establish a single, liquid market for agency MBS issued by both GSEs that are backed by fixed-rate loans and to maintain the liquidity of this market over time, including reducing the trading value disparities between Fannie Mae and Freddie Mac agency MBS.  CSS is currently in the process of developing the CSP and Single Security. The GSEs and CSS expect to complete the Single Security initiative and issue the first Single Security in the second quarter of 2019 with the impact on forward trading in the TBA market to commence in the first quarter of 2019.  Prior to the implementation of the Single Security initiative, we will need to plan and prepare our internal operational and investment procedures to accommodate the new Single Security.  If the objectives of the Single Security initiative is fully realized, it is uncertain what the effects might be on the agency MBS market and its impact on the Company’s investments in agency MBS.

Market conditions may disrupt the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS. Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the residential mortgage market and other developments may change the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our ability to (i) assess impact of future changes in interest rates and prepayments on the market value of our investment portfolio, (ii) implement our hedging strategies, and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected. If we are unable to accurately forecast interest and prepayment rates, our financial position and results of operations could be materially adversely affected.

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

The reduction of the Federal Reserve’s portfolio of U.S. Treasury securities and agency MBS may adversely affect the price and return associated with agency MBS.

In October 2014, the Federal Reserve ended its large scale purchases of U.S. Treasury securities and agency MBS under its quantitative easing programs designed to support the mortgage markets and stimulate the economy.  However, the Federal Reserve continued to reinvest all principal payments from its U.S. Treasury and agency MBS.  In October 2017 the Federal Reserve initiated a balance sheet normalization policy of gradually reducing its reinvestment of principal payments of U.S. Treasury securities and agency MBS.  Under its balance sheet normalization policy, principal payments received by the Federal Reserve are reinvested only to the extent they exceed gradually rising caps until it determines that the Federal Reserve is holding no more securities than necessary to implement monetary policy efficiently and effectively.

We cannot predict the impact of the implementation of the Federal Reserve’s balance sheet normalization policy could have on the prices and liquidity of agency MBS or on mortgage spreads relative to interest rate hedges tied to benchmark interest rates.  However, during periods in which the Federal Reserve reduces or ceases reinvestment of principal payments or undertakes outright sales of its securities portfolio, the price of agency MBS and U.S. Treasury securities will likely decline, mortgage spreads will likely widen, refinancing volumes will likely be lower and market volatility will likely be higher than would have been absent such actions and our net book value could be adversely affected.

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

In addition, our TBA contracts are subject to master securities forward transaction agreements published by SIFMA as well as supplemental terms and conditions with each counterparty.  Under the terms of these agreements, we may be required to pledge collateral to our counterparty in the event the fair value of our agency MBS commitments decline and such counterparty demands collateral through a margin call.

Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

Recent changes to the U.S. Federal income tax code could have a material impact on the residential mortgage market, which could impact the pricing of residential MBS.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act, which provides for substantial changes to the taxation of individuals and corporations with an effective date of January 1, 2018.  For individual taxpayers, the changes included, among others, lower ordinary income tax rates, higher standard deductions, and suspension or modification of several itemized deductions.  The changes to the categories of itemized deductions include a limit to deductions of state and local income and property taxes of $10,000 and a modification to the amount of residential mortgage interest that would be deductible.  The new rule would limit the deduction available for mortgage interest by reducing the amount of debt that can qualify from $1 million to $750,000, however mortgage debt borrowed prior to December 15, 2017 would not be affected by the reduction.  In addition, home equity mortgage interest is no longer deductible. Many of the changes affecting individual taxpayers would cease to apply after December 31, 2025 and would revert to their pre-2018 form with future legislation required to make the provisions effective beyond 2025.  As a result of these changes, it is expected that the number of individual taxpayers that itemize deductions will decrease significantly causing the income tax benefits of residential home ownership to decline materially.  It is likely that these factors could result in a decline in the pricing of residential real estate as well as alter the prepayment patterns of residential mortgages, which could have a significant impact on the pricing and returns of residential MBS.

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

As of December 31, 2017, we had total unsecured indebtedness (excluding payables, derivative liabilities and recourse liability) of $75.3 million, which includes $25.0 million in principal amount of our 6.625% senior notes due 2023, $35.3 million in principal amount of our 6.75% senior notes due 2025, and $15.0 million in principal amount of subordinated unsecured long-term debentures due between 2033 and 2035. Our level of indebtedness could have important consequences to you, because:

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

Our due diligence of potential investments may not reveal all of the liabilities associated with those investments and may not reveal aspects of the investments which could lead lower expected investment returns or investment losses.

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

We may invest in private-label MBS that may be illiquid and have a higher risk of loss of default, which could result in significant losses to us.

As of December 31, 2017, nearly all of our investment capital was allocated to agency MBS.  However, in prior years a significant amount of our investment capital was allocated to private-label MBS, and we may increase our allocation of investment capital to private-label MBS in future periods.

Residential mortgage loans underlying private-label MBS are secured by residential property and are subject to risks of delinquency, foreclosure and loss.  The ability of a borrower to repay a loan secured by residential property is dependent upon the income of the borrower.  In the event of a default under a mortgage loan, the holder of the mortgage loan bears the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan.

We may invest in private-label MBS collateralized by pools of non-prime mortgage loans.  In general, non-prime mortgage loans are loans that have been originated using underwriting standards that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac.  Non-prime mortgage loans may experience delinquency, foreclosure, bankruptcy and loss rates that are higher than those experienced by mortgage loans underwritten in a more traditional manner.

We may also invest in private-label MBS that are non-investment grade, which means that major rating agencies rate them below the top four investment-grade rating categories (i.e., “AAA” through “BBB”). Non-investment grade, private-label MBS tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. The lack of liquidity for certain asset classes that we may invest in may make it difficult for us to sell such investments should the need or desire arise.

We may also invest in subordinated tranches of private-label MBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first classes of securities in such a structure to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Furthermore, our private-label MBS may also consist of subordinate classes of re-securitized senior class MBS. Such subordinated interests generally are not actively traded and may not provide holders thereof with liquid investments.

Our investments are recorded at fair value based upon assumptions that are inherently subjective, and our results of operations and financial condition could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon their disposal.

We measure the fair value of our investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.  Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold because market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our Class A common stock, Series B Preferred Stock and Senior Notes could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

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

We may change our investment strategy, hedging strategy, asset allocation and operational policies without shareholder consent, which may result in riskier investments and adversely affect the market value of our Class A common stock, Series B Preferred Stock and Senior Notes and our ability to make distributions to our shareholders.

We may change our investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investment or hedge decisions that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. A change in our asset allocation could result in us making investments in securities, assets or business different from those described in this Annual Report on Form 10-K. Our Board of Directors oversees our operational policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approves transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our Class A common stock, Series B Preferred Stock or Senior Notes and our ability to make distributions to our shareholders. Investing in assets other than residential MBS or pursuing business activities other than investing in residential MBS may not be successful and could adversely affect our results of operations and the market value of our Class A common stock, Series B Preferred Stock or Senior Notes.

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

We have a Rights Plan designed to protect against a possible limitation on our ability to use our NOLs, NCLs and built-in losses by dissuading investors from aggregating ownership of our Class A common stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Code. Under the terms of the Rights Plan, in general, if a person or group acquires or commences a tender or exchange offer for beneficial ownership of 4.9% or more of the outstanding shares of our Class A common stock upon a determination by our Board of Directors (an “Acquiring Person”), all of our other Class A common shareholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. The Rights Plan may have the effect of inhibiting or impeding a change in control not approved by our Board of Directors and, notwithstanding its purpose, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our Board of Directors can prevent the Rights Plan from operating, in the event our Board of Directors approves of an Acquiring Person, the Rights Plan gives our Board of Directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. Consequently, the Rights Plan could impede transactions that would otherwise benefit our shareholders.

The trading price of our Class A common stock, Series B Preferred Stock or Senior Notes may be adversely affected by factors outside of our control.

Any negative changes in the public’s perception of the prospects for our business or the types of assets in which we invest could depress our stock price regardless of our results. The following factors, among others, could contribute to the volatility of the price of our Class A common stock, Series B Preferred Stock or Senior Notes:

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

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, many of which are beyond our control, including the market value of the MBS we acquire, the performance of our hedging instruments, prepayment rates and changes in interest rates. As a result, we may fail to meet profitability or dividend expectations, which could negatively affect the market price of our Class A common stock, Series B Preferred Stock and Senior Notes and our ability to pay dividends to our shareholders.

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

If we fail to maintain our exclusion and another exclusion or exemption is not available, we may be required to register as an investment company, or we may be required to acquire or dispose of assets in order to meet our exemption. Any such asset acquisitions or dispositions may include assets that we would not acquire or dispose of in the ordinary course of business, may be at unfavorable prices and result in a decline in the price of our Class A common stock, Series B Preferred Stock or Senior Notes. If we are required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies and result in a decline in the price of our Class A common stock, Series B Preferred Stock or Senior Notes.

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

We face competition for personnel, which could adversely affect our business and in turn negatively affect the market price of our Class A common stock, Series B Preferred Stock or Senior Notes and our ability to pay dividends to our shareholders.

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

We are highly dependent upon communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our Class A common stock, Series B Preferred Stock and Senior Notes and our ability to pay dividends to our shareholders.

Our business is highly dependent upon communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are primarily operated by third parties and, as a result, we have limited ability to ensure their continued operation. Furthermore, in the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems or third-party trading or information systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock, Series B Preferred Stock and Senior Notes and our ability to pay dividends to our shareholders.

If we issue additional debt securities or other equity securities that rank senior to our common stock, our operations may be restricted and we will be exposed to additional risk and the market price of our Class A common stock, Series B Preferred Stock and Senior Notes could be adversely affected.

If we decide to issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable or other securities registered pursuant to our shelf registration statement that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock. Also additional shares of preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Class A common stock. We, and indirectly our shareholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock, Series B Preferred Stock and Senior Notes and our ability to pay distributions to our shareholders.

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the banks that contribute information to the British Bankers’ Association (the “BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

We recognize the expected future tax benefit from a deferred tax asset when the tax benefit is considered more likely than not to be realized. Otherwise, a valuation allowance is applied against the deferred tax asset. Assuming the recoverability of a deferred tax asset requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flow from operations, the character of expected income or loss as either ordinary or capital and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and the amount or character of taxable income differ significantly from estimates, our ability to realize the deferred tax asset could be impacted. To the extent our estimates of our ability to realize our tax benefits change, we would be required to record changes to our valuation allowance applied against our deferred tax asset. In addition, our NOL carryforwards begin to expire in 2027 and our NCL carryforwards begin to expire in 2019. We may not generate sufficient taxable income of the appropriate tax character to fully utilize these carryforwards prior to their expiration. To the extent that our NOL or NCL carryforwards expire unutilized, we would be required to write off the corresponding deferred tax asset. If we were to increase our valuation allowances against our deferred tax asset or if we were to write off expired loss carryforwards, our net income and net book value would be adversely impacted. For additional discussion regarding our ability to utilize our tax benefits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Tax Provision.”

Our ability to use our tax benefits could be substantially limited if we experience an “ownership change.”

Our NOL and NCL carryforwards and certain recognized built-in losses may be limited by Sections 382 and 383 of the Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for February 2018 is 1.97%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

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

Our ability to deduct our interest expense could be limited.

The Tax Cuts and Jobs Act imposes limitations on the deductibility of business interest expense. The new business interest expense limitation applies to net interest expense (i.e., interest expense in excess of interest income).  Any disallowed interest expense may generally be carried forward to future taxable years, subject to additional requirements and limitations.  Because our activities generate substantial amounts of interest income, it is anticipated that the deductibility of our interest expense generally will not be impacted by the new limitation.  However, there can be no complete assurance that our activities will not produce net interest expense, the deductibility of which is limited by the new rules.

If we elect in the future to be treated as a REIT, complying with the REIT requirements may cause us to forego otherwise attractive opportunities, may result in higher income tax rates on dividends you may receive, and could result in a reduction in our net book value.

We revoked our status as a REIT effective January 1, 2009, in part to maximize the use of tax benefits associated with our NOLs and NCLs. In the future, we might make an election again to be taxed as a REIT for various business reasons, including if we no longer have the benefit of NOL carryforwards. To qualify as a REIT for federal income tax purposes, we would be required to continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits. In addition, in order to qualify as a REIT, an entity must distribute to its shareholders, each calendar year, at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. As a result, if we elect to be treated as a REIT, we generally will be required to distribute most of our earnings to our shareholders rather than having the option to retain our earnings for reinvestment in our business.

Currently as a C corporation, distributions to our shareholders of current or accumulated earnings and profits are “qualified dividends” whereas similar distributions to shareholders of a REIT are nonqualified dividends.  Qualified dividends to domestic shareholders that are individuals, trusts or estates are subject to the same federal income tax rates as long-term capital gains for which the current maximum rate is 23.8% (inclusive of the 3.8% Medicare tax).  Nonqualified dividends are subject to the higher federal income tax rate on ordinary income for which the current maximum rate is 40.8% (inclusive of the 3.8% Medicare tax).  However, effective January 1, 2018, shareholders that are individuals, trusts and estates may deduct up to 20% of dividends from a REIT, subject to certain limitations, resulting in a current maximum effective rate of 33.4% (inclusive of the 3.8% Medicare tax).  If we were to elect to be treated as a REIT, future dividends you receive could be subjected to a higher tax rate. If our dividends are subject to a higher tax rate, the market value of our common stock could also be adversely affected.

If we were to elect in the future to be treated as a REIT, any remaining net deferred tax asset would likely need to be written off for GAAP accounting purposes. As a result, our net income and net book value could be adversely affected upon our election to be taxed as a REIT.

The decision to elect REIT status is in the sole discretion of our Board of Directors, and no assurance can be given that we will, or will not, elect such status for 2018 or in the future.

If we elect in the future to be treated as a REIT, our ability to invest in and dispose of agency securities through forward settling transactions could be limited by our REIT status.

We purchase a substantial portion of our agency MBS through contracts for forward settling transactions, including TBAs. In certain instances, rather than take delivery of the agency MBS subject to a contract for a forward settling transaction, we will dispose of the contract for a forward settling transaction through a dollar roll transaction in which we agree to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains.

If our Board of Directors were to decide that we should elect REIT status, we would have to satisfy certain gross income requirements on an annual basis and certain asset requirements as the close of each calendar quarter.  For one of the gross income requirements, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property, rents from real property, dividends from other REITs, and gains from the sale of real estate assets, as well as temporary investments.  For one of the asset requirements, at least 75% of the value of our total assets must be represented by some combination of “real estate assets”, cash, cash items, U.S. government securities, and, under some circumstances, stock or debt instruments purchased with new capital.  For this purpose, real estate assets generally include residential MBS and mortgage loans.  Under one of the additional asset requirements, the value of any one issuer’s securities that we could own may not exceed 5% of the value of our total assets.

The law is unclear regarding whether contracts for forward settling transactions will be qualifying assets for the 75% asset test and whether income and gains from dispositions of contracts for forward settling transactions will be qualifying income for the 75% gross income test. If we elect in the future to be treated as a REIT, until such time as we seek and receive a favorable private letter ruling from the Internal Revenue Service (the "IRS"), or we are advised by counsel that contracts for forward settling transactions should be treated as qualifying assets for purposes of the 75% asset test, we would need to limit our net investment in contracts for forward settling transactions and any non-qualifying assets to no more than 25% of our assets at the end of any calendar quarter and would need to limit our investments in contracts for forward settling transactions with a single counterparty to no more than 5% of our total assets at the end of any calendar quarter. Further, until such time as we seek and receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of contracts for forward settling transactions should be treated as qualifying income for purposes of the 75% gross income test, we would need to limit our gains from dispositions of contracts for forward settling transactions and any non-qualifying income to no more than 25% of our gross income for each calendar year.

Accordingly, our ability to purchase agency MBS through contracts for forward settling transactions, including TBAs, and to dispose of contracts for forward settling transactions, through dollar roll transactions or otherwise, could be limited if we were to elect to be taxed as a REIT. Moreover, even if we are advised by counsel that contracts for forward settling transactions should be treated as qualifying assets or that income and gains from dispositions of contracts for forward settling transactions should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The Tax Cuts and Jobs Act significantly changes the U.S. federal income tax laws applicable to businesses and their owners.  Technical corrections or other amendments to the Tax Cuts and Jobs Act or administrative guidance interpreting the Tax Cuts and Jobs Act may be forthcoming at any time.  We cannot predict the long-term effect of the Tax Cuts and Jobs Act or any future law changes on us or our shareholders.  Any such changes could have an adverse effect on the market value of our securities or our ability to make dividends to our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 1001 Nineteenth Street North, Arlington, Virginia 22209. We lease our office space.

We sublease office space to Billings Capital Management, LLC (“BCM”), which is an investment management company owned and operated by Eric F. Billings, our Executive Chairman of the Board of Directors, and his sons. The lease term is month-to-month, based on the pro-rata share of the space occupied by BCM. The lease payments to us totaled approximately $110 thousand for the year ended December 31, 2017.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Stock Prices and Dividend Declarations

Our Class A common stock is listed on the NYSE under the symbol “AI.” As of January 31, 2018, there were approximately 118 record holders of our Class A common stock. However, most of the shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders. The following table shows the high and low sales prices of our Class A common stock during each fiscal quarter during the years ended December 31, 2017 and 2016.

	Price Range of Class A Common Stock
	High	Low
Year Ended December 31, 2017
Fourth Quarter	$12.87	$10.93
Third Quarter	13.95	12.43
Second Quarter	15.17	13.59
First Quarter	15.59	13.46
Year Ended December 31, 2016
Fourth Quarter	17.13	14.08
Third Quarter	15.71	12.61
Second Quarter	14.04	11.99
First Quarter	13.82	9.42

There is no established public trading market for our Class B common stock. As of December 31, 2017, there were no shares of Class B common stock issued and outstanding. For the periods presented below, to the extent there were shares of Class B common stock outstanding, holders of shares of our Class B common stock received dividends in the same amounts and on the same dates as holders of shares of our Class A common stock.

Pursuant to the Company’s variable dividend policy for its common stock, the Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. In addition, holders of our 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of its liquidation preference before holders of our common stock are entitled to receive any dividends. The Board of Directors has approved and the Company declared and paid the following dividends on its common stock in 2017:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.550	December 14	December 29	January 31, 2018
September 30	0.550	September 14	September 29	October 31
June 30	0.550	June 16	June 30	July 31
March 31	0.625	March 14	March 31	April 28

The Board of Directors approved and the Company declared and paid the following dividends on its common stock in 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 16	December 30	January 31, 2017
September 30	0.625	September 15	September 30	October 31
June 30	0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

Purchases of Equity Securities by the Issuer

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the year ended December 31, 2017. As of December 31, 2017, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

Performance Graph

The following graph compares the cumulative total shareholder return for our Class A common stock from December 31, 2012 to December 31, 2017 with the comparable cumulative return of the Standard & Poor’s (“S&P”) 500 Stock Index and the FTSE NAREIT Mortgage REIT Index. The FTSE NAREIT Mortgage REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. mortgage REITs, which include all tax-qualified REITs with more than 50% of total assets invested in mortgage loans or MBS secured by interests in real property.

The graph assumes $100 invested on December 31, 2012 in our Class A common stock and $100 invested at the same time in each of the above-mentioned indices, assuming that all dividends are reinvested.

	AI	S&P 500 Index	FTSE NAREIT Mortgage REIT Index
December 31, 2012	$100.00	$100.00	$100.00
December 31, 2013	145.32	132.36	97.84
December 31, 2014	166.91	150.43	115.31
December 31, 2015	98.28	152.51	105.30
December 31, 2016	131.58	170.70	129.18
December 31, 2017	124.05	207.92	154.72

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Comprehensive Income Data (audited)
Interest income	$121,248	$105,336	$121,263	$105,577	$72,233
Interest expense	51,514	29,222	18,889	11,391	8,529
Net interest income	69,734	76,114	102,374	94,186	63,704
Investment gain (loss), net	5,874	(69,318)	(118,429)	(20,287)	(32,557)
General and administrative expenses	18,570	20,756	14,787	18,499	17,008
Income (loss) before income taxes	57,038	(13,960)	(30,842)	55,400	14,139
Income tax provision (benefit)	39,603	27,387	38,561	47,647	(38,684)
Net income (loss)	17,435	(41,347)	(69,403)	7,753	52,823
Dividend on preferred stock	(251)	—	—	—	—
Net income (loss) available (attributable) to common stock	17,184	(41,347)	(69,403)	7,753	52,823
Other comprehensive (loss) income, net of taxes	—	(12,371)	(23,501)	(10,397)	11,743
Comprehensive income (loss)	$17,435	$(53,718)	$(92,904)	$(2,644)	$64,566
Basic earnings (loss) per common share	$0.67	$(1.79)	$(3.02)	$0.39	$3.30
Diluted earnings (loss) per common share	$0.66	$(1.79)	$(3.02)	$0.38	$3.26

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data (audited)
Agency MBS, at fair value	$4,054,424	$3,911,375	$3,865,316	$3,414,340	$1,576,499
Private-label MBS, at fair value	76	1,266	130,553	267,437	341,299
Deferred tax assets, net	800	48,829	72,927	101,004	142,691
Total assets	4,160,529	4,116,951	4,178,336	3,992,295	2,170,873
Short-term secured debt	3,667,181	3,649,102	3,621,680	3,179,775	1,547,630
Long-term unsecured debt	73,880	73,656	73,433	39,167	39,067
Total stockholders’ equity	386,317	358,813	459,428	620,671	528,668
Other Financial Data (unaudited)
Book value per common share (1)	$13.43	$15.17	$19.98	$27.02	$31.71
Tangible book value per common share (2)	$13.40	$13.11	$16.81	$22.62	$23.15
Market price per share of Class A common stock (3)	$11.78	$14.82	$13.23	$26.61	$26.39
Cash dividends declared per common share	$2.275	$2.50	$3.00	$3.50	$3.50

(1)

Book value per share is calculated as total shareholders’ equity less the preferred stock liquidation preference divided by common shares outstanding.  Common shares outstanding includes shares of Class A common stock and Class B common stock outstanding plus vested restricted stock units convertible into shares of Class A common stock less unvested restricted shares of Class A common stock.

(2)	Tangible book value represents total shareholders’ equity less the preferred stock liquidation preference and net deferred tax assets.
(3)	Represents the last reported sale price of the Company’s Class A common stock on the NYSE as of the year ended on the indicated date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of December 31, 2017, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

The 2017 year opened with expectations for faster economic growth and higher inflation driven by the anticipated pro-growth economic policies of the administration of President Trump, including potential income tax reform, infrastructure spending and deregulation.  In response, the forward guidance of the Federal Open Market Committee (“FOMC”) at the beginning of the year signaled three increases to the federal funds rate during the year.  Although the FOMC raised the targeted federal funds rate twice in the first half of the year, market participants began to lower their expectations for additional interest rate increases in the second half of the year due to weakening inflation expectations, waning likelihood of potential pro-economic growth policies along with geopolitical risks from North Korea and uncertainty of the economic impact from hurricane damage.  However, during the fourth quarter, the passage of income tax reform, strong employment data and the potential for additional pro-growth economic policies once again raised expectations for faster economic growth and higher inflation.  In response, the FOMC raised the targeted federal funds rate once again in December 2017 with expectations of additional increases in 2018.

The 10-year U.S. Treasury rate was 2.41% as of December 31, 2017, only a four basis point decrease from the prior year end and reaching a high of 2.63% and a low of 2.04% during fiscal year 2017.  The U.S. Treasury rate curve continued to flatten during the year as the spread between the 2-year and 10-year U.S. Treasury rate narrowed 74 basis points with the short-end outpacing the long-end of the interest rate curve.  The spread between 10-year U.S. Treasury rates and interest rate swaps widened by ten basis points during fiscal year 2017 with the 10-year swap rate ending at 2.40% on December 31, 2017.  In general, the interest rate volatility during the 2017 calendar year could be characterized as low, particularly as compared to recent years.  In this environment, the price of agency MBS outperformed U.S. Treasuries and interest rate swaps resulting in modest spread tightening.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act, which provides for substantial changes to the federal taxation of individuals and corporations with an effective date of January 1, 2018. For corporate tax payers, the changes include, among others, a decrease in the federal income tax rate from 35.0% to 21.0%, a change in international taxation from a worldwide tax system to a territorial tax system, and elimination or modification of certain deductions. For individual taxpayers, the changes include, among others, lower ordinary income tax rates, higher standard deductions, and suspension or modification of several itemized deductions. The changes to the categories of itemized deductions include a limit to state and local income and property tax deductions of $10,000 and a modification to the amount of residential mortgage interest that would be deductible. The new rule would limit the deduction available for mortgage interest by reducing the amount of debt that can qualify from $1 million to $750,000; however, mortgage debt acquired prior to December 15, 2017 would not be affected by the reduction. Importantly to the agency MBS market, borrowers of mortgage loans that serve as collateral for agency MBS should not be affected by the revised mortgage interest limitation, as the current GSE baseline and high cost area conforming loan limits are $453,100 and $679,650, respectively.  Many of the changes affecting individual taxpayers would cease to apply after December 31, 2025 and would revert to their pre-2018 form with future legislation required to make the provisions effective beyond 2025. As a result of these changes, it is expected that the number of individual taxpayers that itemize deductions will decrease significantly causing the income tax benefits of residential home ownership to decline materially. It is likely that these factors could result in a decline in the pricing of residential real estate as well as alter the prepayment patterns of residential mortgages, which could have a significant impact on the pricing and returns of residential MBS.

On December 13, 2017, the FOMC announced that it was raising the target federal funds rate range by 25 basis points to 1.25% to 1.50% representing the fourth 25 basis point rate increase over a one-year period.  On January 31, 2018, the FOMC announced that it was maintaining its target federal funds rate at 1.25% to 1.50%.  The FOMC commented that the labor market has continued to strengthen and the economic activity has been rising at a solid rate.  In its January 31, 2018 statement, the FOMC stated that it continues to expect that, with further gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will remain strong.  The FOMC also stated that it expects inflation to move up in the next year and stabilize around 2% over the medium term.  The FOMC commented further that it expects that economic conditions will evolve in a manner that will warrant further gradual increases in the federal funds rate, and will likely remain, for some time, below levels that are expected to prevail in the longer run.  Based on federal fund futures prices, the market is currently expecting that the FOMC will raise the target federal funds rate three more times with a possibility of an additional fourth hike during 2018.

On June 14, 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing its reinvestment of U.S. Treasury securities and agency MBS.  More specifically, principal payments received by the Federal Reserve would be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Federal Reserve is holding no more securities than necessary to implement monetary policy efficiently and effectively.  In October 2017, the FOMC commenced this balance sheet normalization program. General current market sentiment is that mortgage spreads may widen during 2018 due to an expected reduction in the demand for agency MBS as the Federal Reserve executes its quantitative tightening policy, which would result in potential attractive investment opportunities in agency MBS.

The Chair of the Board of Governors of the Federal Reserve System has significant influence over monetary policy and is appointed by the U.S. President subject to confirmation by the U.S. Senate.  On November 2, 2017, President Trump nominated Jerome H. Powell, an existing member of the Board of Governors, to be the next Chair upon the end of Chair Janet L. Yellen’s term on February 3, 2018.  On January 23, 2018, the Senate Banking Committee voted to recommend Mr. Powell as the next Chair and his four-year term commenced on February 3, 2018.

Prepayment speeds in the residential mortgage market during fiscal year 2017 decreased from the prior year driven primarily by a decline in refinancing volumes due to an increase in mortgage rates.  Housing prices continue to improve as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 6.2% annual gain in November 2017 and the overall index continuing to reach a historical high each month.  Housing prices continue to rise faster than inflation as the demand for homes has exceeded the supply of homes driven by low inventories of new or existing homes for sale as well as affordable available financing from historically low mortgage rates and low unemployment.  Looking forward, with home prices rising faster than wages and inflation, some areas could see potential home buyers compelled to look at renting as an option.

The following table presents certain key market data as of the dates indicated:

	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Change - Fourth Quarter 2017
30-Year FNMA Fixed Rate MBS (1)
3.0%	$99.20	$99.23	$99.83	$100.27	$100.05	$(0.22)
3.5%	102.33	102.36	102.67	103.05	102.73	(0.32)
4.0%	104.98	104.95	105.14	105.27	104.61	(0.66)
4.5%	107.39	107.30	107.27	107.33	106.42	(0.91)

U.S. Treasury Rates (UST)
2-year UST	1.19%	1.26%	1.38%	1.48%	1.89%	0.41%
3-year UST	1.45%	1.49%	1.55%	1.62%	1.98%	0.36%
5-year UST	1.93%	1.92%	1.89%	1.94%	2.21%	0.27%
7-year UST	2.25%	2.21%	2.14%	2.17%	2.33%	0.16%
10-year UST	2.45%	2.39%	2.31%	2.33%	2.41%	0.08%
2-year to 10-year UST Spread	1.26%	1.13%	0.93%	0.85%	0.52%	(0.33)%

Interest Rate Swap Rates
2-year Swap	1.45%	1.62%	1.62%	1.74%	2.08%	0.34%
3-year Swap	1.69%	1.81%	1.75%	1.86%	2.17%	0.31%
5-year Swap	1.98%	2.05%	1.96%	2.00%	2.24%	0.24%
7-year Swap	2.16%	2.22%	2.11%	2.14%	2.31%	0.17%
10-year Swap	2.34%	2.38%	2.28%	2.29%	2.40%	0.11%
2-year Swap to 2-year UST Spread	0.26%	0.36%	0.24%	0.26%	0.19%	(0.07)%
10-year Swap to 10-year UST Spread	(0.11)%	(0.01)%	(0.03)%	(0.04)%	(0.01)%	0.03%

London Interbank Offered Rates (LIBOR)
1-month LIBOR	0.77%	0.98%	1.22%	1.23%	1.56%	0.33%
3-month LIBOR	1.00%	1.15%	1.30%	1.33%	1.69%	0.36%

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

The recently passed tax law informally known as the Tax Cuts and Jobs Act made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners.  Pursuant to the Tax Cuts and Jobs Act, among other changes, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the corporate alternative minimum tax is repealed and (3) the backup withholding rate is reduced to 24%.  In addition, the long-term tax-exempt rate for February 2018 is 1.97%.

We expect vigorous debate and discussion in a number of other areas, including residential housing and mortgage reform, fiscal policy, monetary policy and healthcare, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

Executive Summary

The following are some key financial highlights for the year ended December 31, 2017:

•

$13.43 per share common share of GAAP book value as of December 31, 2017, a decrease of 11.5% from the prior year, primarily driven by a decrease in the Company’s net deferred tax asset of $2.03 per share

•	$13.40 per common share of tangible book value as of December 31, 2017, an increase of 2.2% from the prior year

•	$2.275 of declared dividends per common share, resulting in an economic gain of 19.6% measured as the change in tangible book value per share plus dividends declared during the year

•	$0.66 per diluted common share of net income

•	$2.18 per diluted common share of pre-tax net income

•	$2.26 per diluted common share of non-GAAP core operating income (1)

•	Net interest income of $69.7 million compared to $76.1 million in the prior year, driven primarily by:

o	a 46 basis point increase in weighted average short-term secured financing costs resulting primarily from hikes in the targeted federal funds rate from the Federal Reserve, partially offset by
o	higher weighted average asset yields on our investments in agency MBS (2.84% versus 2.70%) resulting from lower prepayment rates (9.26% constant prepayment rate versus 11.29%)

•	Economic net interest income, which includes TBA dollar roll income and net interest expense incurred from interest rate swaps, of $73.7 million compared to $77.6 million in the prior year (1)

As of December 31, 2017, our agency MBS investment portfolio totaled $5,351 million, comprised of $4,054 million of specified agency MBS and $1,297 million of net commitments to purchase TBA agency MBS.  During the year ended December 31, 2017, we increased our agency MBS investment allocation to TBA agency MBS to take advantage of higher risk adjusted returns in the TBA dollar roll market as compared to owning specified agency MBS financed with repurchase agreement financing. We generated TBA dollar roll income of $21.3 million during the year ended December 31, 2017 compared to $19.3 million in the prior year. For GAAP reporting purposes, TBA dollar roll income is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

As of December 31, 2017, we had $3,667 million of repurchase agreement financing outstanding. We maintain a substantial hedge position consisting primarily of interest rate swaps coupled with short positions in U.S. Treasury note futures to mitigate the interest rate sensitivity of our cost of borrowing and the value of our fixed-rate agency MBS portfolio over the long-term. As of December 31, 2017, we had $3,600 million in notional amount of interest rate swaps with a weighted average fixed pay rate of 1.67% and a weighted average maturity of 5.1 years, which has the economic effect of locking into a fixed cost of funding on our repurchase agreement funding for the term of the interest rate swap agreements and, thereby, mitigating the impact of rising interest rates on the cost of the our borrowings. For GAAP reporting purposes, the net interest income earned or expense incurred from interest rate swap agreements is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

   Excluding TBA dollar roll income and interest rate swap net interest expense included in non-GAAP core operating income, we had net investment losses on our investment portfolio of $1.9 million and net investment gains on our related interest rate hedging instruments of $3.8 million for a net investment gain on our hedged investment portfolio of $1.9 million, or $0.07 per diluted common share, for the year ended December 31, 2017.

We continue to utilize our tax benefits afforded to us as a C corporation that allow us to shield substantially all of our income from taxes.  As of December 31, 2017, we had NOL carryforwards of $60.7 million, NCL carryforwards of $314.3 million and AMT credit carryforwards of $9.1 million.  From a GAAP accounting perspective, we had a net deferred tax asset of $0.8 million, or $0.03 per common share, as of December 31, 2017.  As of December 31, 2017, we have recognized a full valuation allowance against our deferred tax assets that are expected to be capital in nature.  During the year ended December 31, 2017, we recorded an increase to our valuation allowance against our deferred tax asset of $0.64 per diluted common share to fully reserve our deferred tax assets that are expected to be capital in nature.

(1)

For further information on the use of non-GAAP core operating income and economic net interest income, which are non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Specified agency MBS	$4,054,424	$3,909,452
Inverse interest-only agency MBS	—	1,923
Total agency MBS	4,054,424	3,911,375
Net long agency TBA dollar roll positions (1)	1,296,978	720,027
Total agency investment portfolio	5,351,402	4,631,402
Private-label MBS	—	1,173
Private-label interest-only MBS	76	93
Total private-label investment portfolio	76	1,266
Total MBS investment portfolio	$5,351,478	$4,632,668

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $609 and $1,156 as of December 31, 2017 and 2016, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of December 31, 2017 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.5%	$1,009,752	$47,932	$1,057,684	$(17,716)	$1,039,968	$102.99	3.50%	7.6
4.0%	2,658,650	154,153	2,812,803	(8,920)	2,803,883	105.46	4.00%	6.4
4.5%	196,961	14,446	211,407	(855)	210,552	106.90	4.50%	5.0
5.5%	19	—	19	2	21	111.00	5.50%	5.7
Total/weighted-average	$3,865,382	$216,531	$4,081,913	$(27,489)	$4,054,424	104.89	3.90%	6.5

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$1,950,323	$109,680	$2,060,003	$(16,540)	$2,043,463	$104.78	3.88%	6.5
Freddie Mac	1,915,059	106,851	2,021,910	(10,949)	2,010,961	105.01	3.91%	6.5
Total/weighted-average	$3,865,382	$216,531	$4,081,913	$(27,489)	$4,054,424	104.89	3.90%	6.5

The actual CPR for the Company’s agency MBS was 9.26% for the year ended December 31, 2017 compared to 11.29% for the year ended December 31, 2016.  As of December 31, 2017, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 90% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”) or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of December 31, 2017 is as follows (dollars in thousands):

	Notional Amount: Long (Short) Position (1)	Implied Cost Basis (2)	Implied Fair Value (3)	Net Carrying Amount (4)
3.0% 15-year MBS purchase commitments	$250,000	$254,873	$254,766	$(107)
3.5% 30-year MBS purchase commitments	1,015,000	1,041,496	1,042,212	716
Total net long agency TBA dollar roll positions	$1,265,000	$1,296,369	$1,296,978	$609

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. Specifically, these interest rate derivatives are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of December 31, 2017, the interest rate derivative instruments used by the Company were centrally cleared interest rate swap agreements and exchange-traded 5-year and 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements that were in effect as of December 31, 2017 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,300,000	1.28%	1.51%	0.23%	1.8	$(248)
3 to less than 7 years	700,000	1.87%	1.48%	(0.39)%	3.9	(454)
7 to 10 years	1,600,000	1.90%	1.55%	(0.35)%	8.3	(2,636)
Total / weighted-average	$3,600,000	1.67%	1.52%	(0.15)%	5.1	$(3,338)

In addition to interest rate swap agreements, the Company also has exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in March 2018, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. Information about the Company’s outstanding U.S. Treasury note futures contracts as of December 31, 2017 is as follows (dollars in thousands):

	Maturity date	Notional Amount	Fair Value
5-year U.S. Treasury note futures	March 2018	$21,600	$(20)
10-year U.S. Treasury note futures	March 2018	650,000	(1,321)

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
•

other operating expenses, including information technology expenses, business development costs, public company reporting expenses, proxy solicitation expenses, corporate registration fees, office supplies and other miscellaneous expenses.

Comparison of the years ended December 31, 2017 and 2016

The following table presents the total comprehensive income (loss) reported for the years ended December 31, 2017 and 2016, respectively (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016
Interest income	$121,248	$105,336
Interest expense	51,514	29,222
Net interest income	69,734	76,114
Investment gain (loss), net	5,874	(69,318)
General and administrative expenses	18,570	20,756
Income (loss) before income taxes	57,038	(13,960)
Income tax provision	39,603	27,387
Net income (loss)	17,435	(41,347)
Dividend on preferred stock	(251)	—
Net income (loss) available (attributable) to common stock	17,184	(41,347)
Other comprehensive loss, net of taxes	—	(12,371)
Comprehensive income (loss)	$17,435	$(53,718)
Diluted earnings (loss) per common share	$0.66	$(1.79)
Weighted-average diluted common shares outstanding	26,011	23,051

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $6.4 million, or 8.4%, from $76.1 million for the year ended December 31, 2016 to $69.7 million for the year ended December 31, 2017. The decrease from the comparative period is primarily attributable to a 46 basis point increase in the average interest costs of our short-term secured financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by an increase in the average balance and asset yields of our specified agency MBS.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on long-term unsecured debt, is summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017			2016
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$4,258,079	$120,968	2.84%	$3,597,293	$97,053	2.70%
Private-label MBS	788	101	12.73%	74,889	7,910	10.56%
Other	—	179		—	373
	$4,258,867	121,248	2.85%	$3,672,182	105,336	2.87%
Short-term secured debt	$3,950,139	(46,648)	(1.16)%	$3,426,579	(24,433)	(0.70)%
Net interest income/spread		$74,600	1.69%		$80,903	2.17%
Net interest margin			1.75%			2.20%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2017
	vs.
	Year Ended December 31, 2016
	Rate	Volume	Total Change
Agency MBS	$6,087	$17,828	$23,915
Private-label MBS	17	(7,826)	(7,809)
Other	(194)	—	(194)
Short-term secured debt	(18,481)	(3,734)	(22,215)
	$(12,571)	$6,268	$(6,303)

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

The components of our economic net interest income are summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017			2016
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$4,258,079	$120,968	2.84%	$3,597,293	$97,053	2.70%
TBA dollar rolls (1)	985,610	21,291	2.16%	788,338	19,261	2.44%
Private-label MBS	788	101	12.73%	74,889	7,910	10.56%
Other	—	179		—	373
Short-term secured debt	3,950,139	(46,648)	(1.16)%	3,426,579	(24,433)	(0.70)%
Interest rate swaps (2)	3,472,936	(17,334)	(0.50)%	2,096,001	(17,825)	(0.85)%
Long-term unsecured debt	73,778	(4,866)	(6.60)%	73,554	(4,789)	(6.51)%
Economic net interest income/margin (3)		$73,691	1.50%		$77,550	1.88%

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

	Year Ended December 31, 2017
	vs.
	Year Ended December 31, 2016
	Rate	Volume	Total Change
Agency MBS	$6,087	$17,828	$23,915
TBA dollar rolls	(2,791)	4,821	2,030
Private-label MBS	17	(7,826)	(7,809)
Other	(194)	—	(194)
Short-term secured debt	(18,481)	(3,734)	(22,215)
Interest rate swaps	12,201	(11,710)	491
Long-term unsecured debt	(62)	(15)	(77)
	$(3,223)	$(636)	$(3,859)

Economic net interest income for 2017 decreased relative 2016 due primarily to:

•

Higher financing costs of our short-term secured financing arrangements and implied TBA financing driven primarily by an increase in prevailing benchmark short-term interest rates, partially offset by higher variable leg receive rates on our interest rate swap agreements; and

•

A higher ratio of the weighted average notional amount of interest rate swap agreements relative to the weighted average of our short-term secured borrowings (88% for the year ended December 31, 2017 as compared to 61% for the year ended December 31, 2016).  During 2016, a greater proportion of our overall hedging instrument population was allocated to instruments other than interest rate swaps, such as 10-year U.S. Treasury note futures. The economic cost or benefit of hedging instruments other than interest rate swap agreements do not affect the computation of economic net interest income; accordingly, economic net interest income computed for 2017 is not directly comparable to the amount computed for 2016.

Investment Gain (Loss), Net

As prevailing longer-term interest rates increase (decrease), the fair value of our investments in fixed rate agency MBS and TBA commitments generally decreases (increases).  Conversely, the fair value of our interest rate derivative hedging instruments increases (decreases) in response to increases (decreases) in prevailing interest rates.  While our interest rate derivative hedging instruments are designed to mitigate the sensitivity of the fair value of our agency MBS portfolio to fluctuations in interest rates, they are not generally designed to mitigate the sensitivity of our net book value to spread risk, which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.  Accordingly, irrespective of fluctuations in interest rates, an increase (decrease) in MBS spreads will generally result in the underperformance (outperformance) of the values of agency MBS relative to interest rate hedging instruments.

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016
Gains (losses) on trading investments, net	$2,424	$(41,249)
TBA and specified agency MBS commitments, net:
TBA dollar roll income	21,291	19,261
Other losses from TBA and specified agency MBS commitments, net	(4,580)	(28,805)
Total gains (losses) on TBA and specified agency MBS commitments, net	16,711	(9,544)
Interest rate derivatives:
Net interest expense on interest rate swaps	(17,334)	(17,825)
Other gains (losses) from interest rate derivative instruments, net	3,847	(4,291)
Total losses on interest rate derivatives, net	(13,487)	(22,116)
Realized gains on sale of available-for-sale investments, net	—	4,777
OTTI Charge on available-for-sale securities	—	(1,737)
Other, net	226	551
Investment gain (loss), net	$5,874	$(69,318)

During the year ended December 31, 2017, MBS spreads narrowed slightly which resulted in a moderate outperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments. During the year ended December 31, 2016, MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $2.2 million, or 10.6%, from $20.8 million for the year ended December 31, 2016 to $18.6 million for the year ended December 31, 2017.

Compensation and benefits expensed increased by $1.7 million, or 14.8%, from $11.5 million for the year ended December 31, 2016 to $13.2 million for the year ended December 31, 2017.  The increase in compensation and benefits expenses for the year ended December 31, 2017 is mostly attributable to increases in long-term performance oriented stock-based compensation. Employee stock-based compensation increased by $1.0 million for the year ended December 31, 2017 compared to the prior year primarily due to an increase in performance-based stock-based compensation due to improvement in the expected achievement of the specific performance criteria.

Other general and administrative expenses decreased by $3.8 million, or 41.3%, from $9.2 million for the year ended December 31, 2016 to $5.4 million for the year ended December 31, 2017, primarily due to non-recurring proxy contest related expenses in the prior year. During the year ended December 31, 2016, we incurred $4.0 million in expenses stemming from the 2016 proxy contest that are in excess of the level of expenses normally incurred for an annual meeting of shareholders.

Income Tax Provision

We recognized an income tax provision of $39.6 million and $27.4 million for the years ended December 31, 2017 and 2016, respectively. The income tax provision for the years ended December 31, 2017 and 2016 includes an increase in the valuation allowance against the deferred tax assets of $16.8 million and $35.6 million, respectively. During the year ended December 31, 2017, the Company determined that it should record a full valuation allowance against its deferred tax assets that are capital in nature consisting of its NCL carryforwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.  The increase to the valuation allowance during the year ended December 31, 2017 is attributable primarily to the determination to record a full valuation allowance instead of a partial valuation allowance against its deferred tax assets that are capital in nature.  The increase to the valuation allowance during the year ended December 31, 2016 is attributable primarily to net capital losses generated during the period.

A valuation allowance is provided against the deferred tax asset if, based on our evaluation, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. All available evidence, both positive and negative, is considered in our determination for whether a valuation allowance for deferred tax assets is needed. Items considered in determining our valuation allowance include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences.

Other Comprehensive Loss

Other comprehensive loss was $0 and $12.4 million for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2016, other comprehensive loss included net unrealized holding losses of $10.1 million on the available-for-sale MBS portfolio, net of a tax benefit of $3.9 million, $7.2 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, and $1.7 million of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $0.7 million.

Comparison of the years ended December 31, 2016 and 2015

The following table presents the total comprehensive loss reported for the years ended December 31, 2016 and 2015, respectively (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015
Interest income	$105,336	$121,263
Interest expense	29,222	18,889
Net interest income	76,114	102,374
Investment loss, net	(69,318)	(118,429)
General and administrative expenses	20,756	14,787
Loss before income taxes	(13,960)	(30,842)
Income tax provision	27,387	38,561
Net loss	(41,347)	(69,403)
Dividend on preferred stock	—	—
Net loss attributable to common stock	(41,347)	(69,403)
Other comprehensive loss, net of taxes	(12,371)	(23,501)
Comprehensive loss	$(53,718)	$(92,904)
Diluted loss per common share	$(1.79)	$(3.02)
Weighted-average diluted common shares outstanding	23,051	23,002

GAAP Net Interest Income

GAAP net interest income decreased $26.3 million, or 25.7%, from $102.4 million for the year ended December 31, 2015 to $76.1 million for the year ended December 31, 2016. The decrease is primarily attributable to (i) a meaningful increase in the proportion of our agency MBS portfolio represented by net long positions in non-specified TBA securities (which are accounted for as derivative instruments) with a corresponding reduction in the proportion represented by specified agency MBS, (ii) lower asset yields on the Company’s agency MBS driven by higher relative prepayments in the current year, and (iii) a 29 basis point increase in the average interest costs of our short-term financing arrangements for the year ended December 31, 2016 relative to the prior year, due primarily to an increase in prevailing benchmark short-term interest rates. As previously noted, TBA dollar roll income is not included in net interest income determined in accordance with GAAP.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on unsecured long-term debt, are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2016			2015
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$3,597,293	$97,053	2.70%	$3,697,789	$105,914	2.86%
Private-label MBS	74,889	7,910	10.56%	159,853	15,342	9.60%
Other	—	373		—	7
	$3,672,182	105,336	2.87%	$3,857,642	121,263	3.14%
Short-term secured debt	$3,426,579	(24,433)	(0.70)%	$3,516,830	(14,701)	(0.41)%
Net interest income/spread		$80,903	2.17%		$106,562	2.73%
Net interest margin			2.20%			2.76%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2016
	vs.
	Year Ended December 31, 2015
	Rate	Volume	Total Change
MBS:
Agency MBS	$(6,036)	$(2,825)	$(8,861)
Private-label MBS	1,440	(8,872)	(7,432)
Total MBS	(4,596)	(11,697)	(16,293)
Other	—	366	366
Short-term secured debt	(10,058)	326	(9,732)
	$(14,654)	$(11,005)	$(25,659)

During the year ended December 31, 2016, the percentage allocation of our total agency MBS portfolio to net long position in TBA securities and specified agency MBS was 18% and 82%, respectively, as compared to 6% and 94%, respectively, for the year ended December 31, 2015, as illustrated by the following table (dollars in thousands):

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

Investment Gain (Loss), Net

As prevailing longer-term interest rates increase (decrease), the fair value of our investments in fixed rate agency MBS and TBA commitments generally decreases (increases).  Conversely, the fair value of our interest rate derivative hedging instruments increases (decreases) in response to increases (decreases) in prevailing interest rates.  While our interest rate derivative hedging instruments are designed to mitigate the sensitivity of the fair value of our agency MBS portfolio to fluctuations in interest rates, they are not generally designed to mitigate the sensitivity of our net book value to spread risk, which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.  Accordingly, irrespective of fluctuations in interest rates, an increase (decrease) in MBS spreads will generally result in the underperformance (outperformance) of the values of agency MBS relative to interest rate hedging instruments.

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015
(Losses) gains on trading investments, net	$(41,249)	$(31,058)
TBA and specified agency MBS commitments, net:
TBA dollar roll income	19,261	6,743
Other losses from TBA and specified agency MBS commitments, net	(28,805)	(5,059)
Total (losses) gains on TBA and specified agency MBS commitments, net	(9,544)	1,684
Interest rate derivatives:
Net interest expense on interest rate swaps	(17,825)	(1,282)
Other losses from interest rate derivative instruments, net	(4,291)	(105,145)
Total losses on interest rate derivatives, net	(22,116)	(106,427)
Realized gains on sale of available-for-sale investments, net	4,777	17,725
OTTI Charge on available-for-sale securities	(1,737)	(2,417)
Other, net	551	2,064
Investment loss, net	$(69,318)	$(118,429)

During the years ended December 31, 2016 and 2015, MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the years ended December 31, 2017 and 2016, respectively (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2017	2016
GAAP net interest income	$69,734	$76,114
TBA dollar roll income	21,291	19,261
Interest rate swap net interest expense	(17,334)	(17,825)
Economic net interest income	73,691	77,550
Core general and administrative expenses	(14,644)	(13,802)
Preferred stock dividend	(251)	—
Non-GAAP core operating income	$58,796	$63,748

Non-GAAP core operating income per diluted common share	$2.26	$2.75
Weighted average diluted common shares outstanding	26,011	23,202

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the years ended December 31, 2017 and 2016, respectively (amounts in thousands):

	For the Year Ended December 31,
	2017	2016
GAAP income (loss) before income taxes	$57,038	$(13,960)
Less:
Total investment (gain) loss, net	(5,874)	69,318
Stock-based compensation expense	3,926	2,975
Non-recurring proxy contest related expenses	—	3,979
Preferred stock dividend	(251)	—
Add back:
TBA dollar roll income	21,291	19,261
Interest rate swap net interest expense	(17,334)	(17,825)
Non-GAAP core operating income	$58,796	$63,748

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

A limitation of utilizing this non-GAAP financial measure is that the effect of accounting for “non-core” events or transactions in accordance with GAAP does, in fact, reflect the financial results of our business and these effects should not be ignored when evaluating and analyzing our financial results. For example, the economic cost or benefit of hedging instruments other than interest rate swap agreements, such as U.S. Treasury note futures or options, do not affect the computation of non-GAAP core operating income. In addition, our calculation of non-GAAP core operating income may not be comparable to other similarly titled measures of other companies.  Therefore, we believe that non-GAAP core operating income should be considered as a supplement to, and in conjunction with, net income and comprehensive income determined in accordance with GAAP.

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

As of December 31, 2017, our debt-to-equity leverage ratio was 9.7 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e. repurchase agreement financing), net payable or receivable for unsettled securities and net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our tangible stockholders’ equity and long-term unsecured debt. Tangible stockholders’ equity is measured as our stockholders’ equity less our net deferred tax asset, and our long-term unsecured debt is measured as our long-term unsecured debt excluding any unamortized issuance costs.  As of December 31, 2017, our “at risk” short-term recourse financing to investable capital ratio was 10.7 to 1.

Cash Flows

As of December 31, 2017, our cash and cash equivalents totaled $21.6 million representing a net decrease of $33.2 million from $54.8 million as of December 31, 2016. Cash provided by operating activities of $88.0 million during 2017 was attributable primarily to net interest income less our general and administrative expenses. Our cash used in investing activities of $147.7 million during 2017 relates primarily to purchases of agency MBS, partially offset by sales of agency and private-label MBS, principal payments received on agency MBS, and proceeds received related to our interest rate hedges. Our cash provided by financing activities of $26.5 million during 2017 relates primarily to net proceeds from repurchase agreements used to finance a portion of the MBS portfolio and proceeds from issuance of common and preferred stock, partially offset by dividend payments to stockholders.

Sources of Funding

We believe that our existing cash balances, net investments in MBS, cash flows from operations, borrowing capacity, and other sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that substantially most of our investments could be sold, in most circumstances, to provide cash. However, we may be required to sell our assets in such instances at depressed prices.

As of December 31, 2017, liquid assets consisted primarily of cash and cash equivalents of $21.6 million and net investments in MBS of $387.3 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS.

Debt Capital

Long-Term Unsecured Debt

As of December 31, 2017, we had $73.9 million of total long-term debt, net of unamortized debt issuance costs of $1.4 million. Our trust preferred debt with a principal amount of $15.0 million outstanding as of December 31, 2017 accrues and requires payment of interest quarterly at annual rates of three-month LIBOR plus 2.25% to 3.00% and matures between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of December 31, 2017 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of December 31, 2017 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	December 31, 2017	December 31, 2016
Pledged with agency MBS:
Repurchase agreements outstanding	$3,667,181	$3,649,102
Agency MBS collateral, at fair value	3,858,815	3,851,269
Net amount (1)	191,634	202,167
Weighted-average rate	1.56%	0.96%
Weighted-average term to maturity	12.6 days	19.3 days
Maximum amount outstanding at any month-end during the period	$4,292,755	$3,653,114

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of December 31, 2017, we had outstanding repurchase agreement balances with 16 counterparties and have master repurchase agreements in place with a total of 21 counterparties located throughout North America, Europe and Asia. As of December 31, 2017, no more than 5.8% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing 24.3% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of December 31, 2017:

	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	11	68.0%
Europe	1	8.0%
Asia	4	24.0%
	16	100.0%

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

As of December 31, 2017, we had outstanding interest rate swaps and U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	December 31, 2017
	Notional Amount	Net Fair Value	Collateral Deposit
Interest rate swaps	$3,600,000	$(3,338)	$46,218
U.S. Treasury note futures	671,600	(1,341)	6,960

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

Our TBA commitments and our commitments to purchase and sell specified agency MBS are subject to master securities forward transaction agreements published by SIFMA as well as supplemental terms and conditions with each counterparty.  Under the terms of these agreements, we may be required to pledge collateral to our counterparty in the event the fair value of our agency MBS commitments decline and such counterparty demands collateral through a margin call.  Margin calls on agency MBS commitments are generally caused by factors such as rising interest rates or prepayments.  Our agency MBS commitments provide that valuations for our commitments and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties.  However, in certain circumstances, our counterparties have the sole discretion to determine the value of the agency MBS commitment and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value.  In the event of a margin call, we must generally provide additional collateral on the same business day.

Equity Capital

Common Equity Distribution Agreements

On May 24, 2013, the Company entered into separate common equity distribution agreements (the “Prior Equity Distribution Agreements”) with equity sales agents RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC pursuant to which the Company may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. On February 23, 2017, the Company terminated the Prior Equity Distribution Agreements. On February 22, 2017, the Company entered into new separate common equity distribution agreements (the “New Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock.

Pursuant to the common equity distribution agreements, shares of the Company’s common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions.

The following table provides information about the issuances of common stock under the common equity distribution agreements for the periods indicated (dollars in thousands):

	Year Ended	Year Ended
Class A Common Stock Issuances	December 31, 2017	December 31, 2016
Shares issued	4,472,083	595,342
Weighted average public offering price	$13.88	$16.57
Net proceeds (1)	$61,213	$9,675

(1)	Net of selling commissions and expenses.

As of December 31, 2017, the Company had 1,528,717 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

Preferred Stock

In May 2017, the Company completed an initial public offering in which 135,000 shares of its 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (the “Series B Preferred Stock”) were issued to the public at a public offering price of $24.00 per share for proceeds net of underwriting discounts and commissions and expenses of $3.0 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB”.

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. As of December 31, 2017, we had declared and paid all required quarterly dividends on our Series B Preferred Stock.

Preferred Equity Distribution Agreement

On May 16, 2017, the Company entered into a preferred equity distribution agreement (the “Series B Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC (the “Series B Preferred Equity Agent”), pursuant to which the Company may offer and sell, from time to time, up to 1,865,000 shares of the Company’s Series B Preferred Stock. Pursuant to the Series B Preferred Equity Distribution Agreement, shares of the Company’s Series B Preferred stock may be offered and sold through the Series B Preferred Equity Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions.

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement (dollars in thousands):

Year Ended
Series B Preferred Stock Issuances	December 31, 2017
Shares issued	168,291
Weighted average public offering price	$24.95
Net proceeds (1)	$4,090

(1)	Net of selling commissions and expenses.

As of December 31, 2017, the Company had 1,696,709 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock.  As of December 31, 2017, 1,951,305 shares of Class A common stock remain available for repurchase under the repurchase program.

Common Stock Dividends

Pursuant to our variable dividend policy, our Board of Directors evaluates on a quarterly basis and, in its sole discretion, approves the payment of dividends on our common stock. Our dividend payments, if any, may vary significantly quarter to quarter.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term unsecured debt and non-cancelable lease agreements and other contractual commitments. The following table sets forth these contractual obligations by fiscal year (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$75,300	$75,300
Interest on long-term debt (1)	4,655	4,655	4,655	4,655	4,655	13,285	36,560
Minimum rental commitments	471	483	497	—	—	—	1,451
	$5,126	$5,138	$5,152	$4,655	$4,655	$88,585	$113,311

(1)

Includes interest on (i) $25.0 million of Senior Notes due 2023 with a fixed annual interest rate of 6.625% that will mature on May 1, 2023 and (ii) $35.3 million of Senior Notes due 2025 with a fixed annual interest rate of 6.75% that will mature on March 15, 2025. Also includes interest on $15.0 million of trust preferred debt with variable interest rates indexed to three-month LIBOR and reset quarterly. Interest on trust preferred debt is based upon a weighted-average interest rate of 4.11%, which represents the weighted-average contractual interest rate in effect as of December 31, 2017. The trust preferred debt will mature beginning in October 2033 through July 2035.

Off-Balance Sheet Arrangements and Other Commitments

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of December 31, 2016, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of December 31, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. See Note 14 to our consolidated financial statements under “Item 8 - Financial Statements and Supplementary Data.”

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

Our most critical accounting estimates, which are those accounting estimates that require the highest degree of management judgment due to the inherent level of estimation uncertainty, relate to the measurement of the fair value of our investments in agency MBS and income taxes.

Fair Value of Investments in Agency MBS

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

Income Taxes

Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities pursuant to the application of GAAP and their respective tax bases and are stated at tax rates expected to be in effect when the taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating loss carryforwards, net capital loss carryforwards and any tax credit carryforwards. We recognize the expected future tax benefit from a deferred tax asset when the tax benefit is considered more likely than not to be realized. Otherwise, a valuation allowance is applied against the deferred tax asset.

Assuming the recoverability of a deferred tax asset requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flow from operations, the character of expected income or loss as either ordinary or capital and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and the amount or character of taxable income differ significantly from our estimates, our ability to realize the deferred tax asset could be impacted. To the extent our estimates of our ability to realize our tax benefits change, we would be required to record changes to our valuation allowance applied against our deferred tax asset. In addition, our NOL carryforwards begin to expire in 2027 and our NCL carryforwards begin to expire in 2019. If we are not able to generate sufficient taxable income of the appropriate tax character to fully utilize these carryforwards prior to their expiration, we would be required to write off the corresponding deferred tax asset. If we were to increase our valuation allowances against our deferred tax asset or if we were to write off expired loss carryforwards for which a valuation allowance had not been previously recognized, our financial position and results of operations would be adversely impacted.

Recently Issued Accounting Pronouncements

Refer to “Note 3. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a summary of recently issued accounting pronouncements and their effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, spread risk, liquidity risk and regulatory risk. See “Item 1 - Business” in this Annual Report on Form 10-K for discussion of our risk management strategies related to these market risks. The following is additional information regarding certain of these market risks.

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

	December 31, 2017
	Value	Value with 50 Basis Point Increase in Interest Rates	Value with 50 Basis Point Decrease in Interest Rates
Agency MBS	$4,054,424	$3,960,919	$4,121,083
TBA commitments	609	(30,279)	21,236
U.S. Treasury note futures	(1,341)	24,517	(27,199)
Interest rate swaps	(3,338)	78,233	(84,909)
Equity available to common stock	378,735	361,771	358,593
Book value per common share	$13.43	$12.83	$12.72
Book value per common share percent change		(4.47)%	(5.29)%

	December 31, 2017
	Value	Value with 100 Basis Point Increase in Interest Rates	Value with 100 Basis Point Decrease in Interest Rates
Agency MBS	$4,054,424	$3,848,025	$4,161,291
TBA commitments	609	(67,641)	32,249
U.S. Treasury note futures	(1,341)	50,375	(53,057)
Interest rate swaps	(3,338)	159,804	(166,480)
Equity available to common stock	378,735	318,943	302,385
Book value per common share	$13.43	$11.31	$10.72
Book value per common share percent change		(15.79)%	(20.18)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.4 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of December 31, 2017.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	December 31, 2017
	Value	Value with 10 Basis Point Increase in Agency MBS Spreads	Value with 10 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$4,054,424	$4,032,448	$4,076,400
TBA commitments	609	(6,098)	7,315
Equity available to common stock	378,735	350,052	407,418
Book value per common share	$13.43	$12.41	$14.45
Book value per common share percent change		(7.57)%	7.57%

	December 31, 2017
	Value	Value with 25 Basis Point Increase in Agency MBS Spreads	Value with 25 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$4,054,424	$3,999,483	$4,109,365
TBA commitments	609	(16,157)	17,374
Equity available to common stock	378,735	307,028	450,441
Book value per common share	$13.43	$10.89	$15.97
Book value per common share percent change		(18.93)%	18.93%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a subsequent section of this report. See “Index to Arlington Asset Investment Corp. Consolidated Financial Statements” on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2017, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 version). Based on management’s assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders (our 2018 Proxy Statement) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2018 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2018 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2018 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2018 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2017, included in “Item 8 - Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)
•	Consolidated Balance Sheets as of December 31, 2017 and 2016 (page F-3)
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 (page F-4)
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015 (page F-5)
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 (page F-7)
•	Notes to Consolidated Financial Statements (page F-8)

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

3.03	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).

Exhibit Number	Exhibit Title
3.04	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
3.05	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2016).
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
4.12

Form of specimen certificate representing the shares of 7.00% Series B Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on May 9, 2017).

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

10.13

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

Exhibit Number	Exhibit Title
10.14

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

10.15

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017).

10.16

Equity Distribution Agreement, dated May 16, 2017, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on May 17, 2017).

11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8, and Note 3 to the Registrant’s Consolidated Financial Statements).†
12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.†
21.01	List of Subsidiaries of the Registrant.†
23.01	Consent of PricewaterhouseCoopers LLP.†
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory plan or arrangement.
**

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 16, 2018	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints J. Rock Tonkel, Jr. and Richard E. Konzmann and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. ROCK TONKEL, JR.	President, Chief Executive Officer and Director	February 16, 2018
J. ROCK TONKEL, JR.	(Principal Executive Officer)

/s/ RICHARD E. KONZMANN	Executive Vice President, Chief Financial Officer and Treasurer	February 16, 2018
RICHARD E. KONZMANN	(Principal Financial Officer)
/s/ BENJAMIN J. STRICKLER	Vice President, Chief Accounting Officer and Controller	February 16, 2018
BENJAMIN J. STRICKLER	(Principal Accounting Officer)
/s/ ERIC F. BILLINGS	Executive Chairman of the Board	February 16, 2018
ERIC F. BILLINGS

/s/ DANIEL J. ALTOBELLO	Director	February 16, 2018
DANIEL J. ALTOBELLO

/s/ DANIEL E. BERCE	Director	February 16, 2018
DANIEL E. BERCE

/s/ DAVID W. FAEDER	Director	February 16, 2018
DAVID W. FAEDER

/s/ PETER A. GALLAGHER	Director	February 16, 2018
PETER A. GALLAGHER

/s/ RALPH S. MICHAEL III	Director	February 16, 2018
RALPH S. MICHAEL III

/s/ ANTHONY P. NADER III	Director	February 16, 2018
ANTHONY P. NADER III

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Arlington Asset Investment Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arlington Asset Investment Corp. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
McLean, VA

February 16, 2018 We have served as the Company’s auditor since 2002.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$21,614	$54,794
Interest receivable	12,546	11,646
Mortgage-backed securities, at fair value
Agency	4,054,424	3,911,375
Private-label	76	1,266
Derivative assets, at fair value	763	74,889
Deferred tax assets, net	800	48,829
Deposits, net	59,103	11,149
Other assets	11,203	3,003
Total assets	$4,160,529	$4,116,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,667,181	$3,649,102
Interest payable	4,418	3,434
Accrued compensation and benefits	5,015	5,406
Dividend payable	17,550	15,739
Derivative liabilities, at fair value	4,833	9,554
Other liabilities	1,335	1,247
Long-term unsecured debt	73,880	73,656
Total liabilities	3,774,212	3,758,138
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 303,291 and -0- shares issued and outstanding, respectively (liquidation preference of $7,582 and $-0-, respectively)	7,108	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 28,140,721 and 23,607,111 shares issued and outstanding, respectively	281	236
Class B common stock, $0.01 par value, 100,000,000 shares authorized, -0- and 20,256 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,974,941	1,910,284
Accumulated deficit	(1,596,013)	(1,551,707)
Total stockholders’ equity	386,317	358,813
Total liabilities and stockholders’ equity	$4,160,529	$4,116,951

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Interest income
Agency mortgage-backed securities	$120,968	$97,053	$105,914
Private-label mortgage-backed securities	101	7,910	15,342
Other	179	373	7
Total interest income	121,248	105,336	121,263
Interest expense
Short-term secured debt	46,648	24,433	14,701
Long-term unsecured debt	4,866	4,789	4,188
Total interest expense	51,514	29,222	18,889
Net interest income	69,734	76,114	102,374
Investment gain (loss), net
Gain (loss) on trading investments, net	2,424	(41,249)	(31,058)
Gain (loss) from derivative instruments, net	3,224	(31,660)	(104,743)
Realized gain on sale of available-for-sale investments, net	—	4,777	17,725
Other-than-temporary impairment charges	—	(1,737)	(2,417)
Other, net	226	551	2,064
Total investment gain (loss), net	5,874	(69,318)	(118,429)
General and administrative expenses
Compensation and benefits	13,203	11,526	9,719
Other general and administrative expenses	5,367	9,230	5,068
Total general and administrative expenses	18,570	20,756	14,787
Income (loss) before income taxes	57,038	(13,960)	(30,842)
Income tax provision	39,603	27,387	38,561
Net income (loss)	17,435	(41,347)	(69,403)
Dividend on preferred stock	(251)	—	—
Net income (loss) available (attributable) to common stock	$17,184	$(41,347)	$(69,403)
Basic earnings (loss) per common share	$0.67	$(1.79)	$(3.02)
Diluted earnings (loss) per common share	$0.66	$(1.79)	$(3.02)
Weighted-average common shares outstanding (in thousands)
Basic	25,649	23,051	23,002
Diluted	26,011	23,051	23,002
Other comprehensive income (loss), net of taxes
Unrealized losses on available-for-sale securities (net of taxes of $-0-, $(3,946), and $(4,281), respectively)	$—	$(6,197)	$(7,033)
Reclassification
Included in investment gain (loss), net, related to sales of available-for-sale securities (net of taxes of $-0-, $40, and $(5,095), respectively)	—	(7,235)	(17,945)
Included in investment gain (loss), net, related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $-0-, $676, $940, respectively)	—	1,061	1,477
Comprehensive income (loss)	$17,435	$(53,718)	$(92,904)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2014	22,860,922	$229	105,869	$1	$1,897,027	$35,872	$(1,312,458)	$620,671
Net loss	—	—	—	—	—	—	(69,403)	(69,403)
Conversion of Class B common stock to Class A common stock	3,653	—	(3,653)	—	—	—	—	—
Issuance of Class A common stock under stock-based compensation plans	97,651	—	—	—	—	—	—	—
Repurchase of Class A common stock	(48,695)	—	—	—	(593)	—	—	(593)
Repurchase of Class A common stock under stock-based compensation plans	(38,712)	—	—	—	(572)	—	—	(572)
Stock-based compensation	—	—	—	—	1,145	—	—	1,145
Income tax benefit from stock-based compensation	—	—	—	—	1,078	—	—	1,078
Other comprehensive loss	—	—	—	—	—	(23,501)	—	(23,501)
Dividends declared (1)	—	—	—	—	—	—	(69,397)	(69,397)
Balances, December 31, 2015	22,874,819	$229	102,216	$1	$1,898,085	$12,371	$(1,451,258)	$459,428

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2015	22,874,819	$229	102,216	$1	$1,898,085	$12,371	$(1,451,258)	$459,428
Net loss	—	—	—	—	—	—	(41,347)	(41,347)
Conversion of Class B common stock to Class A common stock	81,960	1	(81,960)	(1)	—	—	—	—
Issuance of Class A common stock	595,342	6	—	—	9,669	—	—	9,675
Issuance of Class A common stock under stock-based compensation plans	73,457	—	—	—	—	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	(18,467)	—	—	—	(269)	—	—	(269)
Stock-based compensation	—	—	—	—	2,974	—	—	2,974
Income tax provision from stock-based compensation	—	—	—	—	(175)	—	—	(175)
Other comprehensive loss	—	—	—	—	—	(12,371)	—	(12,371)
Dividends declared (1)	—	—	—	—	—	—	(59,102)	(59,102)
Balances, December 31, 2016	23,607,111	$236	20,256	$—	$1,910,284	$—	$(1,551,707)	$358,813

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (continued)

(Dollars in thousands)

	Preferred Stock (#)	Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2016	—	$—	23,607,111	$236	20,256	$—	$1,910,284	$—	$(1,551,707)	$358,813
Net income	—	—	—	—	—	—	—	—	17,435	17,435
Conversion of Class B common stock to Class A common stock	—	—	20,256	—	(20,256)	—	—	—	—	—
Issuance of Class A common stock	—	—	4,472,083	45	—	—	61,168	—	—	61,213
Issuance of Class A common stock under stock-based compensation plans	—	—	74,000	—	—	—	—	—	—	—
Issuance of Series B preferred stock	303,291	7,108	—	—	—	—	—	—	—	7,108
Repurchase of Class A common stock under stock-based compensation plans	—	—	(32,729)	—	—	—	(437)	—	—	(437)
Stock-based compensation	—	—	—	—	—	—	3,926	—	—	3,926
Dividends declared (1)	—	—	—	—	—	—	—	—	(61,741)	(61,741)
Balances, December 31, 2017	303,291	$7,108	28,140,721	$281	—	$—	$1,974,941	$—	$(1,596,013)	$386,317

(1)	The Board of Directors approved and the Company declared and paid dividends of $3.00, $2.50, and $2.275 per common share for the years ended December 31, 2015, 2016, and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$17,435	$(41,347)	$(69,403)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net investment (gain) loss, net	(5,874)	69,318	118,429
Net premium amortization on mortgage-backed securities	33,353	28,810	24,877
Deferred tax provision	38,897	27,330	36,399
Other	3,497	2,709	558
Changes in operating assets
Interest receivable	(900)	290	(1,235)
Other assets	717	1,759	754
Changes in operating liabilities
Interest payable and other liabilities	1,296	(531)	1,456
Accrued compensation and benefits	(391)	236	(897)
Net cash provided by operating activities	88,030	88,574	110,938
Cash flows from investing activities
Purchases of private-label mortgage-backed securities	—	(5,357)	(2,870)
Purchases of agency mortgage-backed securities	(3,137,435)	(2,917,361)	(2,040,883)
Proceeds from sales of private-label mortgage-backed securities	1,268	124,962	130,138
Proceeds from sales of agency mortgage-backed securities	2,482,703	2,302,011	1,057,842
Receipt of principal payments on private-label mortgage-backed securities	17	496	2,077
Receipt of principal payments on agency mortgage-backed securities	480,661	495,852	467,770
Proceeds from (payments for) derivatives and deposits, net	24,674	(66,278)	(109,225)
Other	432	15,855	(14,112)
Net cash used in investing activities	(147,680)	(49,820)	(509,263)
Cash flows from financing activities
Proceeds from (repayments of) repurchase agreements, net	18,079	814,323	(344,995)
(Repayments of) proceeds from Federal Home Loan Bank advances, net	—	(786,900)	786,900
Proceeds from issuance of common stock	61,213	9,675	—
Proceeds from issuance of preferred stock	7,108	—	—
Proceeds from long-term debt issuance, net	—	—	34,063
Excess tax (provisions) benefits associated with stock-based awards	—	(175)	1,192
Dividends paid	(59,930)	(57,870)	(75,087)
Repurchase of common stock	—	—	(593)
Net cash provided by (used in) financing activities	26,470	(20,947)	401,480
Net (decrease) increase in cash and cash equivalents	(33,180)	17,807	3,155
Cash and cash equivalents, beginning of year	54,794	36,987	33,832
Cash and cash equivalents, end of year	$21,614	$54,794	$36,987
Supplemental cash flow information
Cash payments for interest	$50,306	$28,000	$17,353
Cash payments for taxes	$28	$322	$433
Non-cash investing activity:
Receipt of non-public equity securities upon dissolution of investee fund	$—	$619	$—

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

Note 3. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of December 31, 2017 and 2016, approximately 98% and 99%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

	Year Ended December 31,
(Shares in thousands)	2017	2016	2015
Basic weighted-average common shares outstanding	25,649	23,051	23,002
Performance share units and unvested restricted stock	362	—	—
Diluted weighted-average common shares outstanding	26,011	23,051	23,002
Net income (loss) attributable to common stock	$17,184	$(41,347)	$(69,403)
Basic earnings (loss) per common share	$0.67	$(1.79)	$(3.02)
Diluted earnings (loss) per common share	$0.66	$(1.79)	$(3.02)

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

January 1, 2018

ASU No. 2016-01 requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings.  Upon the adoption of ASU No. 2016-01, the Company will recognize the difference between the fair value of its investments in equity securities currently carried at their historical cost (net of impairments) and the securities’ fair value as a cumulative-effect adjustment to the balance sheet as of January 1, 2018.  As of December 31, 2017, the Company’s investments in equity securities measured at cost have a balance sheet carrying value of $1,236 and an estimated fair value of $5,362.  Based on these amounts, the adoption of this amendment would result in an estimated cumulative-effect increase of $4,126 in stockholders’ equity.

Subsequent to January 1, 2018, all changes in the estimated fair value of such instruments will be recognized in net income.

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

January 1, 2019

As of December 31, 2017, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

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

ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815)

This update made several targeted amendments to existing GAAP with the objectives of facilitating (i) financial reporting that more closely reflects entities’ risk management strategies and (ii) greater ease of understanding and interpreting the effects of hedge accounting an entities’ reported results.

January 1, 2019

Hedge accounting pursuant to GAAP is an elective, rather than a required, accounting model.  The Company does not currently elect to apply hedge accounting and, at this time, does not plan to elect to apply hedge accounting in the future.  Accordingly, at this time, the Company does not expect ASU No. 2017-12 will have an effect on its consolidated financial statements.

Note 4. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2017 and 2016, the Company had $4,054,424 and $3,911,375, respectively, of fair value in agency MBS classified as trading securities.

As of December 31, 2017, all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans. As of December 31, 2016, the Company’s portfolio of investments in agency MBS also includes investments in inverse interest-only agency MBS with an aggregate fair value of $1,923. The Company’s investments in inverse interest-only agency MBS represent beneficial interests in a portion of the interest cash flows of an underlying pool of pass-through agency MBS collateralized by adjustable-rate mortgage loans.

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

	Year Ended December 31,
	2017	2016	2015
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(1,621)	$(62,363)	$(26,543)
Agency MBS sold during the period	3,987	21,714	(4,465)
Total	$2,366	$(40,649)	$(31,008)

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

Note 5. Investments in Private-Label MBS

The Company’s investments in private-label MBS are reported in the accompanying consolidated balance sheets at fair value. Investments in private-label MBS acquired prior to 2015 were classified as available-for-sale, all of which had been sold as of December 31, 2016. The Company has elected to classify its investments in private-label MBS acquired in 2015 or later as trading securities. As of December 31, 2017 and 2016, the Company held investments in private-label MBS with a fair value of $76 and $1,266, respectively, all of which were classified as trading securities.

Available-for-Sale Private-Label MBS

Periodic changes in the fair value of the Company’s available-for-sale private-label MBS that are not attributed to interest income or other-than-temporary impairments represent unrealized holding gains and losses. Unrealized holding gains and losses are accumulated in other comprehensive income until the securities are sold. As of December 31, 2017 and 2016, the Company had no available-for-sale private-label MBS.

Upon the sale of available-for-sale private-label MBS, any gains or losses accumulated in other comprehensive income are recognized in earnings as a component of “investment gain (loss), net.” The Company uses the specific identification method to determine the realized gain or loss that is recognized in earnings upon the sale of an available-for-sale private-label MBS.

The following table presents the results of sales of available-for-sale private-label MBS for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Proceeds from sales	$—	$113,983	$130,138
Gross realized gains	—	5,819	18,145
Gross realized losses	—	1,042	420

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

The following table presents the changes in the accretable yield solely for available-for-sale private-label MBS for the periods indicated:

	Year Ended December 31,
	2017	2016
Beginning balance	$—	$85,052
Accretion	—	(6,744)
Reclassifications, net	—	(11,853)
Eliminations in consolidation	—	(3,515)
Sales	—	(62,940)
Ending balance	$—	$—

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

For the years ended December 31, 2017, 2016, and 2015, the Company recorded credit related other-than-temporary impairment charges of $-0- and $1,737, and $2,417, respectively, as a component of “investment gain (loss), net” on the consolidated statements of comprehensive income on certain available-for-sale private-label MBS. The following table presents a summary of cumulative credit related other-than-temporary impairment charges recognized on the available-for-sale private-label MBS held as of the dates indicated:

	Year Ended December 31,
	2017	2016
Cumulative credit related other-than-temporary impairments, beginning balance	$—	$14,017
Additions for:
Securities for which other-than-temporary impairments have not previously occurred	—	1,737
Securities with previously recognized other-than-temporary impairments	—	—
Reductions for sold or matured securities	—	(15,754)
Cumulative credit related other-than-temporary impairments, ending balance	$—	$—

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

	Year Ended December 31,
	2017	2016	2015
Net gains (losses) recognized in earnings for:
Private-label MBS still held at period end	$58	$(379)	$(50)
Private-label MBS sold during the period	—	(221)	—
Total	$58	$(600)	$(50)

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

As of December 31, 2017 and 2016, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	December 31, 2017	December 31, 2016
Pledged with agency MBS:
Repurchase agreements outstanding	$3,667,181	$3,649,102
Agency MBS collateral, at fair value	3,858,815	3,851,269
Net amount (1)	191,634	202,167
Weighted-average rate	1.56%	0.96%
Weighted-average term to maturity	12.6 days	19.3 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Weighted-average outstanding balance	$3,950,139	$3,391,465
Weighted-average rate	1.16%	0.70%

Long-Term Unsecured Debt

As of December 31, 2017 and 2016, the Company had $73,880 and $73,656, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,420 and $1,644, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	December 31, 2017			December 31, 2016
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	4.11%	6.75%	6.625%	3.63%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(3,338)	$63,315	$(1,949)
5-year U.S. Treasury note futures	—	(20)	—	—
10-year U.S. Treasury note futures	—	(1,321)	—	—
Options on 10-year U.S. Treasury note futures	—	—	4,289	(3,906)
TBA commitments	763	(154)	7,285	(3,699)
Total	$763	$(4,833)	$74,889	$(9,554)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,300,000	1.28%	1.51%	0.23%	1.8	$(248)
3 to less than 7 years	700,000	1.87%	1.48%	(0.39)%	3.9	(454)
7 to 10 years	1,600,000	1.90%	1.55%	(0.35)%	8.3	(2,636)
Total / weighted-average	$3,600,000	1.67%	1.52%	(0.15)%	5.1	$(3,338)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,375,000	1.10%	0.97%	(0.13)%	1.7	$6,470
3 to less than 7 years	350,000	1.84%	1.00%	(0.84)%	3.7	(769)
7 to 10 years	1,600,000	1.93%	0.96%	(0.97)%	9.2	50,511
Total / weighted-average	$3,325,000	1.58%	0.97%	(0.61)%	5.5	$56,212

The following table presents information about the Company’s forward-starting interest rate swap agreements that had yet to take effect as of December 31, 2016:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Term After Effective Date (Years)	Fair Value
Effective in September / October 2017	$375,000	1.13%	2.0	$5,154

U.S. Treasury Note Futures

The Company’s 5-year and 10-year U.S. Treasury note futures held as of December 31, 2017, are short positions with an aggregate notional amount of $21,600 and $650,000, respectively, that mature in March 2018. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 5-year or 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 5-year or 10-year U.S. Treasury note. The Company held no U.S. Treasury note futures as of December 31, 2016.

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

As of December 31, 2017, the Company had no outstanding options on 10-year U.S. Treasury note futures contracts. Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of December 31, 2016 is as follows:

	Notional Amount Long/(Short)	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased put options:
January 2017 expiration	$950,000	120.8	2.87%	$539
February 2017 expiration	700,000	122.6	2.64%	3,281
Total / weighted average for purchased put options	$1,650,000	121.6	2.77%	$3,820
Sold call options:
January 2017 expiration	$(100,000)	126.0	2.25%	$(141)
February 2017 expiration	(900,000)	126.0	2.24%	(3,765)
Total / weighted average for sold call options	$(1,000,000)	126.0	2.24%	$(3,906)
Purchased call options:
January 2017 expiration	$1,000,000	127.1	2.12%	$469
				$383
(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	December 31, 2017
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Net Fair Value
Dollar roll positions:
3.0% 15-year MBS purchase commitments	$250,000	$254,873	$254,766	$(107)
3.5% 30-year MBS purchase commitments	1,015,000	1,041,496	1,042,212	716
Total TBA commitments, net	$1,265,000	$1,296,369	$1,296,978	$609

	December 31, 2016
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Net Fair Value
Dollar roll positions:
3.0% 30-year MBS purchase commitments	$725,000	$718,887	$720,027	$1,140
3.5% 30-year MBS purchase commitments	25,000	25,586	25,613	27
3.5% 30-year MBS sale commitments	(25,000)	(25,602)	(25,613)	(11)
Total dollar roll positions, net	725,000	718,871	720,027	1,156
TBA commitments serving as economic hedges:
3.5% 30-year MBS purchase commitments	600,000	608,601	614,719	6,118
3.5% 30-year MBS sale commitments	(600,000)	(611,031)	(614,719)	(3,688)
Total economic hedges, net	—	(2,430)	—	2,430
Total TBA commitments, net	$725,000	$716,441	$720,027	$3,586

Derivative Instrument Gains and Losses

The following table provides information about the derivative gains and losses recognized within the periods indicated:

	For the Year Ended December 31,
	2017	2016
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(17,334)	$(17,825)
Unrealized gains, net	17,791	57,206
Losses realized upon early termination	(13,441)	(300)
Total interest rate swap (losses) gains, net	(12,984)	39,081
U.S. Treasury note futures, net	6,054	(63,235)
Options on U.S. Treasury note futures, net	(6,302)	2,063
Other, net	(255)	(25)
Total interest rate derivative losses, net	(13,487)	(22,116)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	21,291	19,261
Other losses on agency MBS commitments, net	(4,580)	(28,805)
Total gains (losses) on agency MBS commitments, net	16,711	(9,544)
Total derivative gains (losses), net	$3,224	$(31,660)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Year Ended December 31, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,700,000	$1,275,000	$(250,000)	$(1,125,000)	$3,600,000
5-year U.S. Treasury note futures	—	221,600	(200,000)	—	21,600
10-year U.S. Treasury note futures	—	2,146,100	(1,496,100)	—	650,000
Purchased put options on 10-year U.S. Treasury note futures	1,650,000	2,540,000	(4,190,000)	—	—
Sold call options on 10-year U.S. Treasury note futures	1,000,000	2,450,000	(3,450,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	1,000,000	3,350,000	(4,350,000)	—	—
Purchased put options on agency MBS	—	900,000	(900,000)	—	—
Commitments to purchase (sell) MBS, net	725,000	12,925,000	(12,385,000)	—	1,265,000

	For the Year Ended December 31, 2016
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$1,500,000	$2,575,000	$—	$(375,000)	$3,700,000
10-year U.S. Treasury note futures	1,335,000	1,482,500	(2,230,000)	(587,500)	—
Purchased put options on 10-year U.S. Treasury note futures	—	11,214,500	(9,564,500)	—	1,650,000
Sold call options on 10-year U.S. Treasury note futures	—	3,450,000	(2,450,000)	—	1,000,000
Purchased call options on 10-year U.S. Treasury note futures	—	2,620,000	(1,620,000)	—	1,000,000
Put options on Eurodollar futures	4,000,000	—	(4,000,000)	—	—
Commitments to purchase (sell) MBS, net	375,000	9,850,441	(9,500,441)	—	725,000

Cash Collateral Posted and Received for Derivative Instruments and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	December 31, 2017	December 31, 2016
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$46,218	$65,728
U.S. Treasury note futures and options on U.S. Treasury note futures (cash initial margin)	6,960	5,314
Unsettled MBS trades and TBA commitments, net	5,925	1,474
Total cash collateral posted	59,103	72,516
Cash collateral received for interest rate swaps (1)	—	(61,367)
Total cash collateral posted, net	$59,103	$11,149

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of December 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$763	$—	$763	$—	$—	$763
Total derivative instruments	763	—	763	—	—	763
Total assets	$763	$—	$763	$—	$—	$763
Liabilities:
Derivative instruments:
Interest rate swaps	$3,338	$—	$3,338	$—	$(3,338)	$—
U.S. Treasury note futures	1,341	—	1,341	—	(1,341)	—
TBA commitments	154	—	154	—	(154)	—
Total derivative instruments	4,833	—	4,833	—	(4,833)	—
Repurchase agreements	3,667,181	—	3,667,181	(3,667,181)	—	—
Total liabilities	$3,672,014	$—	$3,672,014	$(3,667,181)	$(4,833)	$—

	As of December 31, 2016
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Options on U.S. Treasury note futures	$4,289	$—	$4,289	$(3,906)	$—	$383
Interest rate swaps	63,315	—	63,315	(1,949)	(61,366)	—
TBA commitments	7,285	—	7,285	—	—	7,285
Total derivative instruments	74,889	—	74,889	(5,855)	(61,366)	7,668
Deposits, net	72,516	(61,367)	11,149	—	—	11,149
Total assets	$147,405	$(61,367)	$86,038	$(5,855)	$(61,366)	$18,817
Liabilities:
Derivative instruments:
Options on U.S. Treasury note futures	$3,906	$—	$3,906	$(3,906)	$—	$—
Interest rate swaps	1,949	—	1,949	(1,949)	—	—
TBA commitments	3,699	—	3,699	—	(1,474)	2,225
Total derivative instruments	9,554	—	9,554	(5,855)	(1,474)	2,225
Deposits, net	61,367	(61,367)	—	—	—	—
Repurchase agreements	3,649,102	—	3,649,102	(3,649,102)	—	—
Total liabilities	$3,720,023	$(61,367)	$3,658,656	$(3,654,957)	$(1,474)	$2,225

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

Other

Long-term unsecured debt - As of December 31, 2017 and 2016, the carrying value of the Company’s long-term unsecured debt was $73,880 and $73,656, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $70,314 and $66,489 as of December 31, 2017 and 2016, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds - As of December 31, 2017 and 2016, the Company had investments in equity securities and investment funds with a carrying amount of $1,675 and $1,918, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.  As of December 31, 2017 and 2016, $439 and $533, respectively, of these investments represent securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets; the Company measures the fair value of these securities on a recurring basis, recognizing the periodic change in fair value in earnings.  The remaining $1,236 and $1,385 in investments in equity securities of non-public companies and investment funds as of December 31, 2017 and 2016, respectively, were measured at cost, net of impairments.  The Company’s estimate of the fair value of investments in equity securities and investment funds is $5,801 and $6,034 as of December 31, 2017 and 2016, respectively. Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee and then waterfalls the enterprise value over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies, including the consideration of recent investments in, or tender offers for, the equity securities of the investee. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2017 and 2016. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,054,424	$—	$4,054,424	$—
Private-label MBS	76	—	—	76
Total MBS	4,054,500	—	4,054,424	76
Derivative assets	763	—	763	—
Derivative liabilities	(4,833)	(1,341)	(3,492)	—
Other assets	439	—	—	439
Total	$4,050,869	$(1,341)	$4,051,695	$515

	December 31, 2016
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,911,375	$—	$3,911,375	$—
Private-label MBS	1,266	—	—	1,266
Total MBS	3,912,641	—	3,911,375	1,266
Derivative assets	74,889	4,289	70,600	—
Derivative liabilities	(9,554)	(3,906)	(5,648)	—
Other assets	533	—	—	533
Total	$3,978,509	$383	$3,976,327	$1,799

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the years ended December 31, 2017 and 2016.

Level 3 Financial Assets and Liabilities

The following table provides information about the significant unobservable inputs used to measure the fair value of the Company’s private-label MBS as of the dates indicated:

	December 31, 2017		December 31, 2016
	Weighted- average (1)	Range	Weighted- average (1)	Range
Discount rate	—	—	6.50%	6.50 - 6.50%
Default rate	—	—	2.25%	2.25 - 2.25%
Loss severity rate	—	—	45.00%	45.00 - 45.00%
Total prepayment rate (including defaults)	—	—	10.25%	10.25 - 10.25%

(1)	Based on face value.

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2017	2016
Beginning balance	$1,799	$130,553
Total net gains (losses)
Included in investment gain (loss), net	(35)	2,973
Included in other comprehensive income	—	(15,601)
Purchases	—	5,357
Sales	(1,268)	(124,962)
Payments, net	(82)	(4,431)
Accretion of discount	101	7,910
Ending balance	$515	$1,799
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(93)	$(465)

Note 10. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2017, the Company had estimated net operating loss (“NOL”) carryforwards of $60,681 that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards begin to expire in 2027. As of December 31, 2017, the Company had estimated net capital loss (“NCL”) carryforwards of $314,277 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $136,840 in 2019, $102,927 in 2020, $70,319 in 2021 and $4,191 in 2022.

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities pursuant to the application of GAAP and their respective tax bases and are stated at tax rates expected to be in effect when the taxes are actually paid or recovered. Deferred tax assets are also recorded for NOL carryforwards, NCL carryforwards and any tax credit carryforwards.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act, which provides for substantial changes to the federal taxation of individuals and corporations with an effective date of January 1, 2018.  For corporate taxpayers, the federal income tax rate was lowered from 35.0% to 21.0%.  The effects of changes in tax laws and rates on deferred tax assets and liabilities are required to be recognized in the period in which the legislation is enacted as a discrete item within the income tax provision.  As a result of the decrease in the federal tax rate, the Company recorded an additional income tax provision of $409 during the year ended December 31, 2017.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that are not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act, the corporate AMT is repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability.  In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021. As a result, the realizability of the Company’s AMT credit carryforward is now certain and will be now be realized as either a cash refund or as an offset to future regular tax liabilities or a combination of both.  Accordingly, the Company reclassified its AMT credit carryforward from net deferred tax assets to a receivable. As of December 31, 2017, the Company had AMT credit carryforwards of $9,133 included in other assets on the accompanying consolidated balance sheets.

A valuation allowance is provided against the deferred tax asset if, based upon the Company’s evaluation, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.  All available evidence, both positive and negative, is incorporated into the determination of whether a valuation allowance for deferred tax assets is appropriate.  Items considered in the valuation allowance determination include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences.

As of December 31, 2017, the Company determined that it should record a full valuation allowance against its deferred tax assets that are capital in nature, which consists of its NCL carryforwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.  As of December 31, 2017, the Company determined that it should not record any valuation allowance against its deferred tax assets that are ordinary in nature, which consists of its NOL carryforwards and temporary GAAP to tax differences that are expected to result in deductions from ordinary income in future periods. For the year ended December 31, 2017, the Company recorded an increase to its valuation allowance of $16,761.

As of December 31, 2016, the Company determined that it should record a partial valuation allowance against its deferred tax assets that are capital in nature, which consisted of its NCL carryforwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.  As of December 31, 2016, the Company determined that it should not record any valuation allowance against its deferred tax assets that are ordinary in nature, which consists of its NOL and tax credit carryforwards, and temporary GAAP to tax differences that are expected to result in deductions from ordinary income in future periods. For the year ended December 31, 2016, the Company recorded an increase to its valuation allowance of $35,637.

Deferred tax assets and liabilities consisted of the following as of dates indicated:

	December 31, 2017	December 31, 2016
Ordinary deferred tax assets:
NOL carryforward	$15,619	$37,238
AMT credit carryforward	—	8,427
Deferred net loss on designated derivatives	4,381	1,386
Stock-based compensation	1,999	2,426
Other, net	19	208
Total ordinary deferred tax assets	22,018	49,685
Ordinary deferred tax liabilities:
Net unrealized gain on designated derivatives	(21,218)	(25,145)
Ordinary deferred tax assets, net	800	24,540

Capital deferred tax assets:
NCL carryforward	80,895	120,939
Net unrealized loss on investments	23,431	44,253
Valuation allowance	(104,326)	(140,903)
Total capital deferred tax assets, net	—	24,289
Total deferred tax assets, net	$800	$48,829

The provision for income taxes from operations consists of the following for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Federal	$33,495	$23,163	$32,613
State	6,108	4,224	5,948
Total income tax provision	$39,603	$27,387	$38,561
Current	$706	$232	$970
Deferred	38,897	27,155	37,591
Total income tax provision	$39,603	$27,387	$38,561

The provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company and its subsidiaries’ income tax attributable to net income computed at federal statutory rates to the provision for income taxes for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Federal income tax at statutory rate	$19,963	$(4,886)	$(10,795)
State income taxes, net of federal benefit	2,224	(544)	(1,203)
Change in enacted tax rate	409	—	—
Losses on available-for sale MBS acquired prior to 2012	—	(2,838)	(3,987)
Tax character adjustments	—	—	(1,934)
Other, net	246	18	45
Valuation allowance	16,761	35,637	56,435
Total income tax provision	$39,603	$27,387	$38,561

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of December 31, 2017 and 2016, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the IRS and state and local authorities in jurisdictions where the Company has significant business operations. The Company’s federal tax returns for 2014 and forward remain subject to examination by the IRS.

Note 11. Commitments and Contingencies

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements. The following table sets forth these contractual obligations by fiscal year:

	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$—	$75,300	$75,300
Minimum rental commitments	471	483	497	—	—	—	1,451
	$471	$483	$497	$—	$—	$75,300	$76,751

Note 12. Shareholders’ Equity

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

During the years ended December 31, 2017 and 2016, holders of the Company's Class B common stock converted an aggregate of 20,256 and 81,960 shares of Class B common stock into 20,256 and 81,960 shares of Class A common stock, respectively.  As of December 31, 2017, all remaining shares of Class B common stock had been exchanged for shares of the Company’s Class A common stock.

 Common Stock Dividends

Pursuant to the Company’s variable dividend policy for its common stock, the Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company declared and paid the following dividends on its common stock in 2017:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.550	December 14	December 29	January 31, 2018
September 30	0.550	September 14	September 29	October 31
June 30	0.550	June 16	June 30	July 31
March 31	0.625	March 14	March 31	April 28

The Board of Director approved and the Company declared and paid the following dividends for 2016:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.625	December 16	December 30	January 31, 2017
September 30	0.625	September 15	September 30	October 31
June 30	0.625	June 17	June 30	July 29
March 31	0.625	March 15	March 31	April 29

Common Equity Distribution Agreements

On May 24, 2013, the Company entered into separate common equity distribution agreements (the “Prior Equity Distribution Agreements”) with equity sales agents RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC pursuant to which the Company may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. On February 23, 2017, the Company terminated the Prior Equity Distribution Agreements. On February 22, 2017, the Company entered into new separate common equity distribution agreements (the “New Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock.

Pursuant to the common equity distribution agreements, shares of the Company’s common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions.

The following table provides information about the issuances of common stock under the common equity distribution agreements for the periods indicated:

	Year Ended	Year Ended
Class A Common Stock Issuances	December 31, 2017	December 31, 2016
Shares issued	4,472,083	595,342
Weighted average public offering price	$13.88	$16.57
Net proceeds (1)	$61,213	$9,675

(1)	Net of selling commissions and expenses.

As of December 31, 2017, the Company had 1,528,717 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the years ended December 31, 2017 and 2016. As of December 31, 2017, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

Preferred Stock

The Company has authorized share capital of 2,000,000 shares of 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (the “Series B Preferred Stock”), par value of $.01 per share, and 100,000 authorized and unissued shares designated as Series A Junior Preferred Stock, and 22,900,000 shares of undesignated preferred stock. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue additional preferred stock in one or more series and to fix the terms and rights of the preferred stock.

In May 2017, the Company completed an initial public offering in which 135,000 shares of its Series B Preferred Stock were issued to the public at a public offering price of $24.00 per share for proceeds net of underwriting discounts and commissions and expenses of $3,018.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.”

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. As of December 31, 2017, we had declared and paid all required quarterly dividends on our Series B Preferred Stock.

Preferred Equity Distribution Agreement

On May 16, 2017, the Company entered into a preferred equity distribution agreement (the “Series B Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC (the “Series B Preferred Equity Agent”), pursuant to which the Company may offer and sell, from time to time, up to 1,865,000 shares of the Company’s Series B Preferred Stock. Pursuant to the Series B Preferred Equity Distribution Agreement, shares of the Company’s Series B Preferred stock may be offered and sold through the Series B Preferred Equity Sales Agent in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions.

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement:

Year Ended
Series B Preferred Stock Issuances	December 31, 2017
Shares issued	168,291
Weighted average public offering price	$24.95
Net proceeds (1)	$4,090
(1)	Net of selling commissions and expenses.

As of December 31, 2017, the Company had 1,696,709 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

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

The Board of Directors adopted the Rights Plan in an effort to protect against a possible limitation on the Company’s ability to use its NOL carryforwards, NCL carryforwards, and built-in losses under Sections 382 and 383 of the Code. The Company’s ability to use its NOLs, NCLs and built-in losses would be limited if it experienced an “ownership change” under Section 382 of the Code. In general, an “ownership change” would occur if there is a cumulative change in the ownership of the Company’s common stock of more than 50% by one or more “5% shareholders” during a three-year period. The Rights Plan was adopted to dissuade any person or group from acquiring 4.9% or more of the Company’s outstanding Class A common stock, each, an Acquiring Person, without the approval of the Board of Directors and triggering an “ownership change” as defined by Section 382.

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

Under the 2014 Plan, a maximum number of 2,000,000 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2014 Plan, were authorized for issuance and may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of December 31, 2017, 1,787,172 shares remained available for issuance under the 2014 Plan. The 2014 Plan replaced the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (the “2011 Plan”). No additional grants will be made under the 2011 Plan. However, previous grants under the 2011 Plan will remain in effect subject to the terms of the 2011 Plan and the applicable award agreement, and shares of Class A common stock may be issued under the 2011 Plan. The shares of Class A common stock to be issued under the 2011 Plan are subject to the achievement of performance measures and/or vesting. As of December 31, 2017, 269,283 shares remained available for issuance under the 2011 Plan.

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

As a result of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), beginning on January 1, 2017, the Company records excess tax benefits and provisions from the tax deduction of stock-based awards as a component of income tax provision or benefit presented in the consolidated statements of comprehensive income. Prior to January 1, 2017, excess tax benefits from the tax deduction of stock-based awards exceeding the stock-based compensation recorded in accordance with GAAP were recorded as an increase to additional paid-in capital. Conversely, if the tax deduction of stock-based awards was less than the stock-based compensation recorded in accordance with GAAP, it was recorded as a decrease to additional paid-in capital to the extent of previously accumulated excess tax benefits recorded in additional paid-in capital with any remaining amount recorded as additional income tax provision. The gross windfall tax benefit was presented in the consolidated statements of cash flows as financing cash inflows.

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

The Company has granted performance stock units to executive officers of the Company that are convertible into shares of Class A common stock following the applicable performance periods. The performance goals established by the Compensation Committee are based on (i) the compound annualized growth in the Company’s book value per share (i.e., book value change with such adjustments as determined and approved by the Compensation Committee plus dividends on a reinvested basis) during the applicable performance period (“Book Value PSUs’), (ii) the compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period (“TSR PSUs”), and (iii) annual return on equity during the applicable performance period (“ROE PSUs’).

The Compensation Committee of the Board of Directors of the Company approved the following PSU grants for the periods indicated:

	December 31,
	2017	2016	2015
Book Value PSUs granted	57,732	71,926	45,054
Book Value PSU grant date fair value per share	$13.58	$12.93	$19.56
TSR PSUs granted	23,787	80,173	58,169
TSR PSU grant date fair value per share	$16.48	$11.60	$15.15
ROE PSUs granted	57,732	—	—
ROE PSU grant date fair value per share	$13.58	$—	$—

For the Company’s Book Value PSUs and ROE PSUs, the grant date fair value per share is based on the close price on the date of grant. For the Company’s TSR PSUs, the grant date fair value per share is based on a Monte Carlo simulation model. The following assumptions, determined as of the date of grant, were used in the Monte Carlo simulation model to measure the grant date fair value per share of the Company’s TSR PSUs for the periods indicated:

	TSR PSUs Granted in:
	2017	2016	2015
Closing stock price on date of grant	$13.58	$12.93	$19.56
Beginning average stock price on date of grant (1)	$14.53	$13.40	$20.82
Expected volatility (2)	24.03%	24.78%	21.72%
Dividend yield (3)	0.00%	0.00%	0.00%
Risk-free rate (4)	1.52%	0.71%	1.08%

(1)	Based upon the 30 trading days prior to and including the date of grant.
(2)	Based upon the most recent three-year volatility as of the date of grant.
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

The vesting of the PSUs is subject to both continued employment under the terms of the award agreement and the achievement of the Company performance goals established by the Compensation Committee. For Book Value PSU and TSR PSU awards granted during the three years ended December 31, 2017, the Compensation Committee established a three-year performance period.  The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of Book Value PSUs and TSR PSUs granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no Book Value PSUs or TSR PSUs are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Book Value PSUs and TSR PSUs granted are earned.  Upon settlement, vested Book Value PSUs and TSR PSUs are converted into shares of the Company’s Class A common stock on a one-for-one basis.

For the ROE PSU awards granted during the year ended December 31, 2017, the Compensation Committee established a one-year performance period.  Any ROE PSUs earned at the end of the one-year performance period would be converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE PSU grant date subject to both continued employment under the terms of the award agreement.  If the threshold level of performance goals is not achieved, no ROE PSUs are earned.

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

For the years ended December 31, 2017, 2016, and 2015, the Company recognized $2,263, $1,266 and $(560), respectively, of compensation expense related to PSU awards. For the year ended December 31, 2015, the compensation expense included a reversal of $1,474 of expense recognized in prior periods due to a reduction in the number of PSUs expected to vest based on deterioration in performance metrics. As of December 31, 2017 and 2016, the Company had unrecognized compensation expense related to PSU awards of $4,485 and $3,591, respectively. The unrecognized compensation expense as of December 31, 2017 is expected to be recognized over a weighted average period of 2.0 years. For the year ended December 31, 2015, the intrinsic value of PSU awards that vested were $716. There were no PSU awards that vested for the years ended December 31, 2017 and 2016.

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

The Company grants restricted common shares to employees that vest ratably over a three-year period or cliff-vest after two to four years based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2014	117,112	26.54	1.9
Granted	58,000	14.35	—
Forfeitures	(6,668)	26.34	—
Vestitures	(36,669)	25.63	—
Share Balance as of December 31, 2015	131,775	21.44	2.0
Granted	73,457	14.67	—
Forfeitures	—	—	—
Vestitures	(43,341)	21.04	—
Share Balance as of December 31, 2016	161,891	18.47	1.4
Granted	74,000	12.74	—
Forfeitures	—	—	—
Vestitures	(73,050)	20.00	—
Share Balance as of December 31, 2017	162,841	15.18	1.3

For the years ended December 31, 2017, 2016, and 2015, the Company recognized $1,172, $1,197 and $1,207, respectively, of compensation expense related to restricted stock awards. As of December 31, 2017 and 2016, the Company had unrecognized compensation expense related to restricted stock awards of $1,284 and $1,512, respectively. The unrecognized compensation expense as of December 31, 2017 is expected to be recognized over a weighted average period of 1.3 years. For the years ended December 31, 2017, 2016 and 2015, the intrinsic value of restricted stock awards that vested were $970, $630 and $646, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2017, 2016 and 2015. As of December 31, 2017 and 2016, the Company had 9,155 vested shares of the undistributed restricted stock issued to the trust.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded under the Company’s 2014 Plan vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the

Company’s 2014 Plan and 2011 Plan, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under prior long-term incentive plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of December 31, 2017, the Company had 218,964 RSUs outstanding. A summary of the RSUs grants is presented below for the periods indicated:

	December 31,
	2017	2016	2015
RSUs granted	33,540	37,007	25,506
Grant date fair value	$14.31	$13.78	$20.78

The grant date fair value is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $491, $511 and $496, respectively, of director fees related to these RSUs.

Note 14. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

As of December 31, 2017, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of December 31, 2017, the Company had not consolidated for financial reporting purposes any securitization trusts as the Company does not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of December 31, 2017, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

	As of December 31, 2016
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets:
Deferred tax assets, net	$73,432	$(24,603)	$48,829
Total assets	4,141,554	(24,603)	4,116,951
Accumulated deficit	(1,527,104)	(24,603)	(1,551,707)
Total stockholders' equity	383,416	(24,603)	358,813
Total liabilities and stockholders' equity	4,141,554	(24,603)	4,116,951

	As of December 31, 2015
	As Previously Reported	Adjustment	As Revised

Consolidated Balance Sheets:
Deferred tax assets, net	$97,530	$(24,603)	$72,927
Total assets	4,202,939	(24,603)	4,178,336
Accumulated deficit	(1,426,655)	(24,603)	(1,451,258)
Total stockholders' equity	484,031	(24,603)	459,428
Total liabilities and stockholders' equity	4,202,939	(24,603)	4,178,336

	As of December 31, 2014
	As Previously Reported	Adjustment	As Revised

Consolidated Statements of Changes in Equity:
Accumulated deficit	(1,287,855)	(24,603)	(1,312,458)
Total stockholders' equity	645,274	(24,603)	620,671

Note 16. Quarterly Data (Unaudited)

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2017 and 2016. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Fiscal Year 2017
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$121,248	$30,609	$28,835	$31,461	$30,343
Interest expense	51,514	14,952	13,968	12,528	10,066
Net interest income	69,734	15,657	14,867	18,933	20,277
Investment gain (loss), net	5,874	10,238	13,368	(15,970)	(1,762)
General and administrative expenses	18,570	4,947	4,544	4,154	4,925
Income (loss) before income taxes	57,038	20,948	23,691	(1,191)	13,590
Income tax provision	39,603	13,707	823	16,737	8,336
Net income (loss)	17,435	7,241	22,868	(17,928)	5,254
Dividend on preferred stock	(251)	(133)	(83)	(35)	—
Net income (loss) available (attributable) to common stock	$17,184	$7,108	$22,785	$(17,963)	$5,254
Basic earnings (loss) per common share	$0.67	$0.25	$0.86	$(0.74)	$0.22
Diluted earnings (loss) per common share	$0.66	$0.25	$0.85	$(0.74)	$0.22

	Fiscal Year 2016
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$105,336	$24,577	$25,654	$26,351	$28,754
Interest expense	29,222	8,436	7,390	6,703	6,693
Net interest income	76,114	16,141	18,264	19,648	22,061
Investment (loss) gain, net	(69,318)	(31,203)	20,722	(8,947)	(49,890)
General and administrative expenses	20,756	4,119	4,630	7,672	4,335
(Loss) income before income taxes	(13,960)	(19,181)	34,356	3,029	(32,164)
Income tax provision (benefit)	27,387	22,255	15,543	(9,865)	(546)
Net (loss) income	(41,347)	(41,436)	18,813	12,894	(31,618)
Dividend on preferred stock	—	—	—	—	—
Net (loss) income (attributable) available to common stock	$(41,347)	$(41,436)	$18,813	$12,894	$(31,618)
Basic (loss) earnings per common share	$(1.79)	$(1.79)	$0.82	$0.56	$(1.38)
Diluted (loss) earnings per common share	$(1.79)	$(1.79)	$0.81	$0.56	$(1.38)