Form 10-Q
period 2018-03-31
Arlington Asset Investment Corp.
filed 2018-05-04
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2018:

Title	Outstanding
Class A Common Stock	28,140,721 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$15,219	$21,614
Interest receivable	12,662	12,546
Sold securities receivable	447,102	—
Mortgage-backed securities, at fair value
Agency	3,907,018	4,054,424
Private-label	75	76
Derivative assets, at fair value	5,024	763
Deferred tax assets, net	—	800
Deposits, net	57,624	59,103
Other assets	15,795	11,203
Total assets	$4,460,519	$4,160,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,583,358	$3,667,181
Interest payable	3,484	4,418
Accrued compensation and benefits	1,622	5,015
Dividend payable	17,836	17,550
Derivative liabilities, at fair value	2,039	4,833
Purchased securities payable	440,563	—
Deferred tax liabilities, net	17,518	—
Other liabilities	1,158	1,335
Long-term unsecured debt	73,936	73,880
Total liabilities	4,141,514	3,774,212
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 322,722 and 303,291 shares issued and outstanding, respectively (liquidation preference of $8,068 and $7,582, respectively)	7,567	7,108
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 28,140,721 shares issued and outstanding	281	281
Additional paid-in capital	1,975,369	1,974,941
Accumulated deficit	(1,664,212)	(1,596,013)
Total stockholders’ equity	319,005	386,317
Total liabilities and stockholders’ equity	$4,460,519	$4,160,529

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income
Agency mortgage-backed securities	$30,725	$30,286
Private-label mortgage-backed securities	4	37
Other	131	20
Total interest income	30,860	30,343
Interest expense
Short-term secured debt	15,325	8,859
Long-term unsecured debt	1,231	1,207
Total interest expense	16,556	10,066
Net interest income	14,304	20,277
Investment loss, net
Loss on trading investments, net	(88,343)	(4,219)
Gain from derivative instruments, net	40,154	2,305
Other, net	50	152
Total investment loss, net	(48,139)	(1,762)
General and administrative expenses
Compensation and benefits	3,040	3,445
Other general and administrative expenses	1,257	1,480
Total general and administrative expenses	4,297	4,925
(Loss) income before income taxes	(38,132)	13,590
Income tax provision	18,251	8,336
Net (loss) income	(56,383)	5,254
Dividend on preferred stock	(137)	—
Net (loss) income (attributable) available to common stock	$(56,520)	$5,254
Basic (loss) earnings per common share	$(2.00)	$0.22
Diluted (loss) earnings per common share	$(2.00)	$0.22
Weighted-average common shares outstanding (in thousands)
Basic	28,197	23,652
Diluted	28,197	23,897
Other comprehensive income	—	—
Comprehensive (loss) income	$(56,383)	$5,254

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred Stock (#)	Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2016	—	$—	23,607,111	$236	20,256	$—	$1,910,284	$(1,551,707)	$358,813
Net income	—	—	—	—	—	—	—	17,435	17,435
Conversion of Class B common stock to Class A common stock	—	—	20,256	—	(20,256)	—	—	—	—
Issuance of Class A common stock	—	—	4,472,083	45	—	—	61,168	—	61,213
Issuance of Class A common stock under stock-based compensation plans	—	—	74,000	—	—	—	—	—	—
Issuance of Series B preferred stock	303,291	7,108	—	—	—	—	—	—	7,108
Repurchase of Class A common stock under stock-based compensation plans	—	—	(32,729)	—	—	—	(437)	—	(437)
Stock-based compensation	—	—	—	—	—	—	3,926	—	3,926
Dividends declared (1)	—	—	—	—	—	—	—	(61,741)	(61,741)
Balances, December 31, 2017	303,291	7,108	28,140,721	281	—	—	1,974,941	(1,596,013)	386,317
Net loss	—	—	—	—	—	—	—	(56,383)	(56,383)
Issuance of Class A common stock	—	—	—	—	—	—	(23)	—	(23)
Issuance of Series B preferred stock	19,431	459	—	—	—	—	—	—	459
Cumulative-effect of accounting change (see Note 2)	—	—	—	—	—	—	—	4,059	4,059
Stock-based compensation	—	—	—	—	—	—	451	—	451
Dividends declared (1)	—	—	—	—	—	—	—	(15,875)	(15,875)
Balances, March 31, 2018	322,722	$7,567	28,140,721	$281	$—	$—	$1,975,369	$(1,664,212)	$319,005

(1)

The Board of Directors approved and the Company declared and paid dividends of $2.275 and $0.55 per common share for the year ended December 31, 2017 and the three months ended March 31, 2018, respectively. The Board of Directors approved and the Company declared and paid dividends of $1.113 and $0.4375 per preferred share for the year ended December 31, 2017 and the three months ended March 31, 2018, respectively.

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(56,383)	$5,254
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investment loss, net	48,139	1,762
Net premium amortization on mortgage-backed securities	7,925	7,411
Deferred tax provision	18,251	8,283
Other	511	900
Changes in operating assets
Interest receivable	(116)	(2,077)
Other assets	(399)	(380)
Changes in operating liabilities
Interest payable and other liabilities	(1,147)	(1,410)
Accrued compensation and benefits	(3,394)	(3,817)
Net cash provided by operating activities	13,387	15,926
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(907,468)	(874,306)
Proceeds from sales of agency mortgage-backed securities	842,741	116,915
Receipt of principal payments on agency mortgage-backed securities	109,323	105,401
Proceeds from derivatives and deposits, net	34,619	19,140
Other	(18)	17
Net cash provided by (used in) investing activities	79,197	(632,833)
Cash flows from financing activities:
(Repayments of) proceeds from repurchase agreements, net	(83,823)	592,753
(Payments for) proceeds from issuance of common stock	(23)	12
Proceeds from issuance of preferred stock	459	—
Dividends paid	(15,592)	(14,877)
Net cash (used in) provided by financing activities	(98,979)	577,888
Net decrease in cash and cash equivalents	(6,395)	(39,019)
Cash and cash equivalents, beginning of period	21,614	54,794
Cash and cash equivalents, end of period	$15,219	$15,775
Supplemental cash flow information:
Cash payments for interest	$17,434	$11,029
Cash payments for taxes	$—	$—

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

The unaudited interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of March 31, 2018 and December 31, 2017, approximately 98% of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Other Significant Accounting Policies

Certain of the Company’s other significant accounting policies are summarized in the following notes:

Investments in agency MBS, subsequent measurement	Note 3
Borrowings	Note 4
To-be-announced agency MBS transactions, including “dollar rolls”	Note 5
Derivative instruments	Note 5
Balance sheet offsetting	Note 6
Fair value measurements	Note 7

Refer to the Company’s 2017 Annual Report on Form 10-K for a complete inventory and summary of the Company’s significant accounting policies.

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

		January 1, 2018	The adoption of ASU No. 2015-14 did not impact the Company’s consolidated financial statements.

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements
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

January 1, 2018

ASU No. 2016-01 requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings.  Upon the adoption of ASU No. 2016-01, the Company recognized a cumulative-effect increase of $4,059 (net of taxes) in stockholders’ equity representing, as of January 1, 2018, the excess of fair value over historical cost of its investments in equity securities that were previously carried at their historical cost (net of impairments).

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

		January 1, 2018	The adoption of ASU No. 2016-15 did not have a material impact on the Company’s consolidated financial statements.

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

January 1, 2019

As of March 31, 2018, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

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

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of March 31, 2018 and December 31, 2017, the Company had $3,907,018 and $4,054,424, respectively, of fair value in agency MBS classified as trading securities. As of March 31, 2018 all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended March 31,
	2018	2017
Net losses recognized in earnings for:
Agency MBS still held at period end	$(61,825)	$(3,117)
Agency MBS sold during the period	(26,520)	(1,112)
Total	$(88,345)	$(4,229)

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

As of March 31, 2018 and December 31, 2017, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	March 31, 2018	December 31, 2017
Pledged with agency MBS:
Repurchase agreements outstanding	$3,583,358	$3,667,181
Agency MBS collateral, at fair value	3,774,925	3,858,815
Net amount (1)	191,567	191,634
Weighted-average rate	1.89%	1.56%
Weighted-average term to maturity	14.9 days	12.6 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Weighted-average outstanding balance during the three months ended	$3,730,619	$3,925,011
Weighted-average rate during the three months ended	1.64%	0.90%

Long-Term Unsecured Debt

As of March 31, 2018 and December 31, 2017, the Company had $73,936 and $73,880, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,364 and $1,420, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	March 31, 2018			December 31, 2017
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	4.47%	6.75%	6.625%	4.11%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

The Senior Notes due 2023 and the Senior Notes due 2025 are publicly traded on the New York Stock Exchange under the ticker symbols “AIW” and “AIC,” respectively. The Senior Notes due 2023 and Senior Notes due 2025 may be redeemed in whole or in part at any time and from time to time at the Company’s option at a redemption price equal to the principal amount plus accrued and unpaid interest. The indenture governing these Senior Notes contains certain covenants, including limitations on the Company’s ability to merge or consolidate with other entities or sell or otherwise dispose of all or substantially all of the Company’s assets.

Note 5. Derivative Instruments

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

The daily exchange of variation margin associated with a centrally cleared or exchange traded derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its interest rate swaps and futures as a direct reduction to the carrying value of the derivative asset or liability, respectively. The carrying amount of interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments generally represents the change in fair value that occurred on the last day of the reporting period.

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

The Company’s agency MBS investment portfolio includes net purchase (or “net long”) positions in TBA securities, which are primarily the result of executing sequential series of “dollar roll” transactions. The Company executes dollar roll transactions as a means of investing in and financing non-specified fixed-rate agency MBS. Such transactions involve effectively delaying (or “rolling”) the settlement of a forward purchase of a TBA agency MBS by entering into an offsetting sale with the same counterparty prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering, with the same counterparty, another forward purchase of a TBA agency MBS of the same characteristics for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as the dollar roll “price drop,” reflects compensation for the net interest income (interest income less financing costs) that is foregone as a result of relinquishing beneficial ownership of the MBS for the duration of the dollar roll (also known as “dollar roll income”). By executing a sequential series of dollar roll transactions, the Company is able to create the economic experience of investing in an agency MBS, financed with a repurchase agreement, over a period of time. Forward purchases and sales of TBA securities are accounted for as derivative instruments in the Company’s financial statements. Accordingly, dollar roll income is recognized as a component of “investment gain (loss), net” along with all other periodic changes in the fair value of TBA commitments.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$15	$(659)	$—	$(3,338)
5-year U.S. Treasury note futures	—	—	—	(20)
10-year U.S. Treasury note futures	—	(468)	—	(1,321)
TBA commitments	5,009	(912)	763	(154)
Total	$5,024	$(2,039)	$763	$(4,833)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of March 31, 2018:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,175,000	1.25%	1.96%	0.71%	1.6	$7
3 to less than 7 years	600,000	1.89%	1.96%	0.07%	3.5	(31)
7 or more years	1,750,000	2.04%	2.09%	0.05%	8.9	(620)
Total / weighted-average	$3,525,000	1.75%	2.03%	0.28%	5.5	$(644)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,300,000	1.28%	1.51%	0.23%	1.8	$(248)
3 to less than 7 years	700,000	1.87%	1.48%	(0.39)%	3.9	(454)
7 to 10 years	1,600,000	1.90%	1.55%	(0.35)%	8.3	(2,636)
Total / weighted-average	$3,600,000	1.67%	1.52%	(0.15)%	5.1	$(3,338)

U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of March 31, 2018 are short positions with an aggregate notional amount of $850,000 that mature in June 2018. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. As of December 31, 2017, the Company held short positions of 5-year and 10-year U.S. Treasury note futures with aggregate notional amounts of $21,600 and $650,000, respectively.

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

As of March 31, 2018 and December 31, 2017, the Company had no outstanding options on 10-year U.S. Treasury note futures contracts.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	March 31, 2018
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.5% 15-year MBS purchase commitments	$100,000	$101,683	$101,953	$270
4.0% 30-year MBS purchase commitments	1,180,000	1,206,313	1,210,370	4,057
4.5% 30-year MBS purchase commitments	550,000	574,912	575,594	682
4.0% 30-year MBS sale commitments	(415,000)	(425,033)	(425,945)	(912)
Total TBA commitments, net	$1,415,000	$1,457,875	$1,461,972	$4,097

	December 31, 2017
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.0% 15-year MBS purchase commitments	$250,000	$254,873	$254,766	$(107)
3.5% 30-year MBS purchase commitments	1,015,000	1,041,496	1,042,212	716
Total TBA commitments, net	$1,265,000	$1,296,369	$1,296,978	$609

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended March 31,
	2018	2017
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(816)	$(5,409)
Unrealized gains, net	50,857	8,167
Gains realized upon early termination	10,169	631
Total interest rate swap gains, net	60,210	3,389
U.S. Treasury note futures, net	12,320	135
Options on U.S. Treasury note futures, net	—	(4,417)
Total interest rate derivative gains (losses), net	72,530	(893)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	6,643	3,398
Other losses on agency MBS commitments, net	(39,019)	(200)
Total (losses) gains on agency MBS commitments, net	(32,376)	3,198
Total derivative gains, net	$40,154	$2,305

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended March 31, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$250,000	$—	$(325,000)	$3,525,000
5-year U.S. Treasury note futures	21,600	—	(21,600)	—	—
10-year U.S. Treasury note futures	650,000	950,000	(750,000)	—	850,000
Commitments to purchase (sell) MBS, net	1,265,000	4,255,000	(4,105,000)	—	1,415,000

	For the Three Months Ended March 31, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,700,000	$400,000	$—	$(500,000)	$3,600,000
10-year U.S. Treasury note futures	—	237,100	(237,100)	—	—
Purchased put options on 10-year U.S. Treasury note futures	1,650,000	2,440,000	(3,390,000)	—	700,000
Sold call options on 10-year U.S. Treasury note futures	1,000,000	2,150,000	(2,800,000)	—	350,000
Purchased call options on 10-year U.S. Treasury note futures	1,000,000	900,000	(1,550,000)	—	350,000
Commitments to purchase (sell) MBS, net	725,000	1,450,000	(1,725,000)	—	450,000

Cash Collateral Posted for Derivative Instruments and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	March 31, 2018	December 31, 2017
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$48,776	$46,218
U.S. Treasury note futures (cash initial margin)	8,075	6,960
Unsettled MBS trades and TBA commitments, net	773	5,925
Total cash collateral posted	$57,624	$59,103

Note 6. Offsetting of Financial Assets and Liabilities

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

The daily exchange of variation margin associated with a centrally cleared or exchange-traded derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its interest rate swaps and futures as a direct reduction to the carrying value of the interest rate swap derivative asset or liability, respectively. The carrying amount of interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments generally represents the change in fair value that occurred on the last day of the reporting period.

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of March 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$15	$—	$15	$(13)	$—	$2
TBA commitments	5,009	—	5,009	(912)	—	4,097
Total derivative instruments	5,024	—	5,024	(925)	—	4,099
Total assets	$5,024	$—	$5,024	$(925)	$—	$4,099
Liabilities:
Derivative instruments:
Interest rate swaps	$659	$—	$659	$(15)	$(644)	$—
U.S. Treasury note futures	468	—	468	—	(468)	—
TBA commitments	912	—	912	(912)	—	—
Total derivative instruments	2,039	—	2,039	(927)	(1,112)	—
Repurchase agreements	3,583,358	—	3,583,358	(3,583,358)	—	—
Total liabilities	$3,585,397	$—	$3,585,397	$(3,584,285)	$(1,112)	$—

	As of December 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$763	$—	$763	$—	$—	$763
Total derivative instruments	763	—	763	—	—	763
Total assets	$763	$—	$763	$—	$—	$763
Liabilities:
Derivative instruments:
Interest rate swaps	$3,338	$—	$3,338	$—	$(3,338)	$—
U.S. Treasury note futures	1,341	—	1,341	—	(1,341)	—
TBA commitments	154	—	154	—	(154)	—
Total derivative instruments	4,833	—	4,833	—	(4,833)	—
Repurchase agreements	3,667,181	—	3,667,181	(3,667,181)	—	—
Total liabilities	$3,672,014	$—	$3,672,014	$(3,667,181)	$(4,833)	$—

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

Note 7. Fair Value Measurements

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

Derivative instruments

Exchange-traded derivative instruments - Exchange-traded derivative instruments, which include U.S. Treasury note futures, Eurodollar futures, interest rate swap futures, and options on futures, are classified within Level 1 of the fair value hierarchy as they are measured using quoted prices for identical instruments in liquid markets.

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

Other

Long-term unsecured debt - As of March 31, 2018 and December 31, 2017, the carrying value of the Company’s long-term unsecured debt was $73,936 and $73,880, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $69,014 and $70,314 as of March 31, 2018 and December 31, 2017, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds – As of March 31, 2018, the Company had investment in equity securities and investment funds measured at fair value of $5,851, which is included in the line item “other assets” in the accompanying consolidated balance sheets. ASU No. 2016-01, effective January 1, 2018, requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings. Upon the adoption of ASU No. 2016-01, the Company recognized a cumulative-effect increase of $4,059 (net of taxes) in stockholders’ equity representing, as of January 1, 2018, the excess of fair value over historical cost of its investments in equity securities that were previously carried at their historical cost (net of impairments). As of December 31, 2017, the Company had investments in equity securities and investment funds with a carrying amount of $1,675, which are included in the line item “other assets” in the accompanying consolidated balance sheets. As of December 31, 2017, $439 of these investments represented securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets. The remaining $1,236 in investments in equity securities of non-public companies and investment funds as of December 31, 2017 were measured at cost, net of impairments. The Company’s estimate of the fair value of investments in equity securities and investment funds was $5,801 as of December 31, 2017.

Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee which it then “waterfalls” over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies, including the consideration of recent investments in, or tender offers for, the equity securities of the investee. The primary unobservable input used in estimating the fair value of an equity security of a non-public company is the discount factor, representing a discount for lack of marketability and control, applied to the fair value of the investee’s net assets. As of March 31, 2018 and December 31, 2017, the discount factor for lack of marketability and control is estimated to be 20 percent.  For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2018
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,907,018	$—	$3,907,018	$—
Private-label MBS	75	—	—	75
Total MBS	3,907,093	—	3,907,018	75
Derivative assets	5,024	—	5,024	—
Derivative liabilities	(2,039)	(468)	(1,571)	—
Other assets	5,851	—	—	5,851
Total	$3,915,929	$(468)	$3,910,471	$5,926

	December 31, 2017
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,054,424	$—	$4,054,424	$—
Private-label MBS	76	—	—	76
Total MBS	4,054,500	—	4,054,424	76
Derivative assets	763	—	763	—
Derivative liabilities	(4,833)	(1,341)	(3,492)	—
Other assets	439	—	—	439
Total	$4,050,869	$(1,341)	$4,051,695	$515

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the three months ended March 31, 2018 or the year ended December 31, 2017.

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$515	$1,799
Addition of certain investments in equity securities as of January 1, 2018	5,362	—
Included in investment gain (loss), net	52	162
Purchases	—	—
Sales	—	—
Payments, net	(7)	(22)
Accretion of discount	4	37
Ending balance	$5,926	$1,976
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$52	$162

Note 8. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of March 31, 2018, the Company had estimated net operating loss (“NOL”) carryforwards of $51,489 that can be used to offset future taxable ordinary income.  The Company’s NOL carryforwards begin to expire in 2027.  As of March 31, 2018, the Company had estimated net capital loss (“NCL”) carryforwards of $380,660 that can be used to offset future net capital gains.  The scheduled expirations of the Company’s NCL carryforwards are $136,840 in 2019, $102,927 in 2020, $70,319 in 2021, $4,191 in 2022 and $66,383 in 2023.

Income taxes are provided for using the asset and liability method.  Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities pursuant to the application of GAAP and their respective tax bases and are stated at tax rates expected to be in effect when the taxes are actually paid or recovered.  Deferred tax assets are also recognized for NOL carryforwards and NCL carryforwards.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act, which provides for substantial changes to the federal taxation of individuals and corporations with an effective date of January 1, 2018. For corporate taxpayers, the federal income tax rate was lowered from 35.0% to 21.0%. The effects of changes in tax laws and rates on deferred tax assets and liabilities are required to be recognized in the period in which the legislation is enacted as a discrete item within the income tax provision. Accordingly, the Company recorded the effect of the decrease in the federal tax rate on the Company’s deferred tax assets and liabilities as of December 31, 2017.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that are not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act, the corporate AMT is repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021. As a result, the realizability of the Company’s AMT credit carryforward is now certain and will now be realized as either a cash refund or as an offset to future regular tax liabilities or a combination of both. Accordingly, the Company reclassified its AMT credit carryforward from net deferred tax assets to a receivable as of December 31, 2017. As of March 31, 2018 and December 31, 2017, the Company had AMT credit carryforwards of $9,133 included in other assets on the accompanying consolidated balance sheets.

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

As of March 31, 2018 and December 31, 2017, the Company determined that it should record a full valuation allowance against its deferred tax assets that are capital in nature, which consists of its NCL carryforwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.  As of March 31, 2018 and December 31, 2017, the Company determined that it should not record any valuation allowance against its deferred tax assets that are ordinary in nature, which consists of its NOL carryforwards and temporary GAAP to tax differences that are expected to result in deductions from ordinary income in future periods. For the three months ended March 31, 2018, the Company recorded an increase to its valuation allowance of $26,905.

Deferred tax assets and liabilities consisted of the following as of the dates indicated:

	March 31, 2018	December 31, 2017
Ordinary deferred tax assets:
NOL carry-forward	$13,253	$15,619
Deferred net loss on designated hedges	1,698	4,381
Stock-based compensation	2,115	1,999
Other, net	—	19
Total ordinary deferred tax assets	17,066	22,018
Ordinary deferred tax liabilities:
Net unrealized gain on designated hedges	(34,309)	(21,218)
Other, net	(275)	—
Total ordinary deferred tax liabilities	(34,584)	(21,218)
Ordinary deferred tax (liabilities) assets, net	(17,518)	800

Capital deferred tax assets:
NCL carry-forward	97,982	80,895
Net unrealized loss on investments	33,249	23,431
Valuation allowance	(131,231)	(104,326)
Total capital deferred tax assets, net	—	—
Total deferred tax (liabilities) assets, net	$(17,518)	$800

Note 9. Earnings (Loss) Per Share

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

	Three Months Ended March 31,
(Shares in thousands)	2018	2017
Basic weighted-average common shares outstanding	28,197	23,652
Performance share units and unvested restricted stock	—	245
Diluted weighted-average common shares outstanding	28,197	23,897
Net (loss) income (attributable) available to common stock	$(56,520)	$5,254
Basic (loss) earnings per common share	$(2.00)	$0.22
Diluted (loss) earnings per common share	$(2.00)	$0.22

 The diluted loss per share for the three months ended March 31, 2018 did not include the antidilutive effect of 233 shares of unvested shares of restricted stock and performance share units.

Note 10. Stockholders’ Equity

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

During the year ended December 31, 2017, holders of the Company's Class B common stock converted an aggregate of 20,256 shares of Class B common stock into 20,256 shares of Class A common stock.  As of December 31, 2017, all remaining shares of Class B common stock had been exchanged for shares of the Company’s Class A common stock.

Common Stock Dividends

Pursuant to the Company’s variable dividend policy for its common stock, the Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company declared and paid the following dividends on its common stock to date in 2018:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.550	March 15	March 29	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2017:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.550	December 14	December 29	January 31, 2018
September 30	0.550	September 14	September 29	October 31
June 30	0.550	June 16	June 30	July 31
March 31	0.625	March 14	March 31	April 28

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

There were no issuances of common stock under the equity distribution agreements during the three months ended March 31, 2018. The following table provides information about the issuances of common stock under the equity distribution agreements for the periods indicated:

Class A Common Stock Issuances	Year Ended December 31, 2017
Shares issued	4,472,083
Weighted average public offering price	$13.88
Net proceeds (1)	$61,213

(1)	Net of selling commissions and expenses.

As of March 31, 2018, the Company had 1,528,717 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the three months ended March 31, 2018 and the year ended December 31, 2017. As of March 31, 2018, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date in 2018.

Preferred Equity Distribution Agreements

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the periods indicated:

Series B Preferred Stock Issuances	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Shares issued	19,431	168,291
Weighted average public offering price	$24.82	$24.95
Net proceeds (1)	$459	$4,090

(1)	Net of selling commissions and expenses.

As of March 31, 2018, the Company had 1,677,278 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

Shareholder Rights Agreement

On June 1, 2009, the Board of Directors approved a shareholder rights agreement (“Rights Plan”) and the Company’s shareholders approved the Rights Plan at its annual shareholders meeting on June 2, 2010.  On April 9, 2018, the Board of Directors approved and on April 13, 2018, the Company adopted a first amendment to the Rights Plan (“First Amendment”) to extend the term for an additional three years.  At the Company’s annual shareholders meeting to be held on June 14, 2018, shareholders will be requested to ratify the First Amendment.

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

The Rights Plan, as amended, and any outstanding rights will expire at the earliest of (i) June 4, 2022, (ii) the time at which the rights are redeemed or exchanged pursuant to the Rights Plan, (iii) the repeal of Section 382 and 383 of the Code or any successor statute if the Board of Directors determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, (iv) the beginning of a taxable year to which the Board of Directors determines that no applicable tax benefits may be carried forward, or (v) the close of business on June 4, 2019 if approval of the First Amendment by the Company’s shareholders has not been obtained.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (“Arlington Asset”) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of March 31, 2018, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 2.74% as of March 31, 2018, a 33 basis point increase from the prior year end.  The U.S. Treasury rate curve continued to flatten during the quarter as the spread between the 2-year and 10-year U.S. Treasury rate narrowed five basis points with the short-end outpacing the long-end of the interest rate curve.  The spread between 10-year U.S. Treasury rates and interest rate swaps widened by six basis points during the first quarter of 2018 with the 10-year swap rate ending at 2.79% as of March 31, 2018.  In general, the interest rate and market volatility during the first quarter of 2018 could be characterized as high.  In this environment, the current market yield on agency MBS relative to benchmark interest rates widened resulting in an underperformance of the price of agency MBS relative to U.S. Treasuries and interest rate swaps.

On March 21, 2018, the Federal Open Market Committee (“FOMC”) announced that it was raising the target federal funds rate by 25 basis points to a range of 1.50% to 1.75%.  The FOMC commented that the labor market has continued to strengthen and that economic activity has been rising at a moderate rate.  In its statement, the FOMC stated that it continues to expect that, with further gradual adjustment in the stance of monetary policy, economic activity will expand at a moderate pace in the medium term and labor conditions will remain strong.  The FOMC also stated that it expects inflation to rise in the near term and to stabilize around its 2%

objective over the medium term.  The FOMC commented further that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate, and will likely remain, for some time, below levels that are expected to prevail in the longer run.  Based on federal fund futures prices, market participants currently expect that the FOMC will raise the target federal funds rate two more times with a possibility of a third hike during 2018.  In its March 21, 2018 statement, the FOMC stated that it is continuing to executive its previously announced balance sheet normalization policy of gradually decreasing its reinvestment of U.S. Treasury securities and agency MBS.

During the first quarter of 2018, prepayment speeds in the residential mortgage market decreased from the prior quarter driven primarily by a decline in refinancing volumes due to an increase in mortgage rates.  Housing prices continue to improve as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 6.2% annual gain in January 2018 and the overall index reaching a historical high.  Housing prices continue to rise faster than inflation as the demand for homes has exceeded the supply of homes driven by low inventories of homes for sale and the low vacancy rate among owner-occupied housing.  Despite limited supply of housing, rising prices and higher mortgage rates, affordability does not appear to be a concern as affordability measures published by the National Association of Realtors show that a family with a median income could comfortably afford a mortgage for a median priced home.

The following table presents certain key market data as of the dates indicated:

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	Change - First Quarter 2018

30-Year FNMA Fixed Rate MBS (1)
3.0%	$99.23	$99.83	$100.27	$100.05	$97.55	$(2.50)
3.5%	102.36	102.67	103.05	102.73	100.20	(2.53)
4.0%	104.95	105.14	105.27	104.61	102.61	(2.00)
4.5%	107.30	107.27	107.33	106.42	104.70	(1.72)

U.S. Treasury Rates (UST)
2-year UST	1.26%	1.38%	1.48%	1.89%	2.27%	0.38%
3-year UST	1.49%	1.55%	1.62%	1.98%	2.38%	0.40%
5-year UST	1.92%	1.89%	1.94%	2.21%	2.56%	0.35%
7-year UST	2.21%	2.14%	2.17%	2.33%	2.69%	0.36%
10-year UST	2.39%	2.31%	2.33%	2.41%	2.74%	0.33%
2-year UST to 10-year UST spread	1.13%	0.93%	0.85%	0.52%	0.47%	(0.05)%

Interest Rate Swap Rates
2-year swap	1.62%	1.62%	1.74%	2.08%	2.58%	0.50%
3-year swap	1.81%	1.75%	1.86%	2.17%	2.66%	0.49%
5-year swap	2.05%	1.96%	2.00%	2.24%	2.71%	0.47%
7-year swap	2.22%	2.11%	2.14%	2.31%	2.73%	0.42%
10-year swap	2.38%	2.28%	2.29%	2.40%	2.79%	0.39%
2-year swap to 2-year UST spread	0.36%	0.24%	0.26%	0.19%	0.31%	0.12%
10-year swap to 10-year UST spread	(0.01)%	(0.03)%	(0.04)%	(0.01)%	0.05%	0.06%

London Interbank Offered Rates (LIBOR)
1-month LIBOR	0.98%	1.22%	1.23%	1.56%	1.88%	0.32%
3-month LIBOR	1.15%	1.30%	1.33%	1.69%	2.31%	0.62%
(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, fiscal policy, monetary policy and healthcare, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

Executive Summary

The following are some key financial highlights for the quarter ended March 31, 2018:

•	$11.03 per share common share of GAAP book value as of March 31, 2018, a decrease of 17.9% from the prior year end, primarily driven by

o	a deferred income tax provision of $0.64 per common share
o

a net investment loss on the Company’s hedged investment portfolio as a result of widening of the spread between agency MBS market yields and benchmark interest rates leading to an underperformance of the Company’s agency MBS investments relative to its interest rate hedges

•	$11.65 per common share of tangible book value as of March 31, 2018, a decrease of 13.1% from the prior year end

•	$0.55 of declared dividends per common share

•	$2.00 per diluted common share of net loss

•	$1.36 per diluted common share of pre-tax net loss

•	$0.57 per diluted common share of non-GAAP core operating income (1)

•	Net interest income of $14.3 million compared to $15.7 million in the fourth quarter of 2017, driven primarily by:
o	a 27 basis point increase in weighted average short-term secured financing costs resulting primarily from hikes in the targeted federal funds rate from the Federal Reserve, partially offset by
o	higher weighted average asset yields on our investments in agency MBS (2.98% versus 2.86%) resulting from lower prepayment rates (8.64% constant prepayment rate versus 9.55%)

•

Economic net interest income, which includes TBA dollar roll income and net interest expense incurred from interest rate swaps, of $20.1 million compared to $20.4 million in the fourth quarter of 2017 (1)

As of March 31, 2018, our agency MBS investment portfolio totaled $5,369 million, comprised of $3,907 million of specified agency MBS and $1,462 million of net commitments to purchase TBA agency MBS.  As of March 31, 2018, we continue to have a meaningful investment allocation to TBA agency MBS to take advantage of higher risk adjusted returns in the TBA dollar roll market as compared to owning specified agency MBS financed with repurchase agreement financing. We generated TBA dollar roll income of $6.6 million during the first quarter of 2018 compared to $7.2 million in the fourth quarter of 2017. For GAAP reporting purposes, TBA dollar roll income is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

As of March 31, 2018, we had $3,583 million of repurchase agreement financing outstanding. We maintain a substantial hedge position consisting primarily of interest rate swaps coupled with short positions in 10-year U.S. Treasury note futures to mitigate the interest rate sensitivity of our cost of borrowing and the value of our fixed-rate agency MBS portfolio over the long-term. As of March 31, 2018, we had $3,525 million in notional amount of interest rate swaps with a weighted average fixed pay rate of 1.75% and a weighted average maturity of 5.5 years, which has the economic effect of locking into a fixed cost of funding on our repurchase agreement financing for the term of the interest rate swap agreements and, thereby, mitigating the impact of rising interest rates on the cost of our borrowings. For GAAP reporting purposes, the net interest income earned or expense incurred from interest rate swap agreements is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

   Excluding TBA dollar roll income, we had net investment losses on our investment portfolio of $127.3 million. On our related interest rate derivative hedging instruments, we had net investment gains of $73.3 million, excluding interest rate swap net interest expense. This results in a net investment loss on our hedged investment portfolio of $54.0 million, or $1.91 per diluted common share, for the quarter ended March 31, 2018.

We continue to utilize our tax benefits afforded to us as a C corporation that allow us to shield substantially all of our income from taxes.  As of March 31, 2018, we had NOL carryforwards of $51.5 million, NCL carryforwards of $380.7 million and AMT credit carryforwards of $9.1 million.  From a GAAP accounting perspective, we had a net deferred tax liability of $17.5 million, or $0.62 per common share, as of March 31, 2018 compared to a net deferred tax asset of $0.8 million, or $0.03 per common share, as of December 31, 2017.  As of March 31, 2018, we have recognized a full valuation allowance against our deferred tax assets that are expected to be capital in tax character and no valuation allowance against our deferred tax assets that are expected to be ordinary in tax character.  During the first quarter of 2018, we had net investment losses on our agency MBS for which no income tax benefit was recorded since the tax character of the losses is expected to be capital in nature and we record a full valuation allowance against our deferred tax assets that are capital in tax character.  However, we had net investment gains on our interest rate swap hedges for which a deferred income tax provision was recorded since the tax character of the gains is expected to be ordinary in nature.  As a result, we recorded a deferred income tax provision during the first quarter of 2018 which led to us now having a net deferred tax liability as of March 31, 2018.

(1)

For further information on the use of non-GAAP core operating income and economic net interest income, which are non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Specified agency MBS	$3,907,018	$4,054,424
Net long agency TBA dollar roll positions (1)	1,461,972	1,296,978
Total agency investment portfolio	5,368,990	5,351,402
Private-label interest-only MBS	75	76
Total MBS investment portfolio	$5,369,065	$5,351,478

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $4,097 and $609 as of March 31, 2018 and December 31, 2017, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of March 31, 2018 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
15-year fixed rate:
3.5%	$102,045	$1,853	$103,898	$398	$104,296	$102.21	3.50%	4.9
20-year fixed rate:
4.0%	60,500	2,090	62,590	269	62,859	103.90	4.00%	6.9
30-year fixed rate:
3.5%	318,826	11,253	330,079	(9,275)	320,804	100.62	3.50%	8.6
4.0%	2,801,423	149,839	2,951,262	(57,710)	2,893,552	103.29	4.00%	7.6
4.5%	497,998	34,168	532,166	(6,679)	525,487	105.52	4.50%	6.9
5.5%	19	—	19	1	20	109.59	5.50%	5.9
Total/weighted- average 30-year fixed rate	3,618,266	195,260	3,813,526	(73,663)	3,739,863	103.36	4.03%	7.6
Total/weighted-average	$3,780,811	$199,203	$3,980,014	$(72,996)	$3,907,018	$103.34	4.01%	7.5

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Loss	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$2,127,492	$110,301	$2,237,793	$(34,539)	$2,203,254	$103.56	4.05%	7.4
Freddie Mac	1,653,319	88,902	1,742,221	(38,457)	1,703,764	103.05	3.97%	7.7
Total/weighted-average	$3,780,811	$199,203	$3,980,014	$(72,996)	$3,907,018	$103.34	4.01%	7.5

The actual constant prepayment rate for the Company’s agency MBS was 8.64% for the three months ended March 31, 2018. As of March 31, 2018, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 85% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”) or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of March 31, 2018 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
3.5% 15-year MBS purchase commitments	$100,000	$101,683	$101,953	$270
4.0% 30-year MBS purchase commitments	1,180,000	1,206,313	1,210,370	4,057
4.5% 30-year MBS purchase commitments	550,000	574,912	575,594	682
4.0% 30-year MBS sale commitments	(415,000)	(425,033)	(425,945)	(912)
Total net long agency TBA dollar roll positions	$1,415,000	$1,457,875	$1,461,972	$4,097

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate derivatives. Specifically, these interest rate derivatives are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of March 31, 2018, the interest rate derivative instruments primarily used by the Company were centrally cleared interest rate swap agreements and exchange-traded 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of March 31, 2018 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,175,000	1.25%	1.96%	0.71%	1.6	$7
3 to less than 7 years	600,000	1.89%	1.96%	0.07%	3.5	(31)
7 or more years	1,750,000	2.04%	2.09%	0.05%	8.9	(620)
Total / weighted-average	$3,525,000	1.75%	2.03%	0.28%	5.5	$(644)

In addition to interest rate swap agreements, the Company also has exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in June 2018, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. Information about the Company’s outstanding U.S. Treasury note futures contracts as of March 31, 2018 is as follows (dollars in thousands):

	Maturity Date	Notional Amount	Net Fair Value
10-year U.S. Treasury note futures	June 2018	$850,000	$(468)

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

Investment Gain (Loss), Net

“Investment gain (loss), net” primarily consists of periodic changes in the fair value (whether realized or unrealized) of investments in MBS classified as trading securities and periodic changes in the fair value (whether realized or unrealized) of derivative instruments.

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

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table presents the net (loss) income (attributable) available to common stock reported for the three months ended March 31, 2018 and 2017, respectively (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Interest income	$30,860	$30,343
Interest expense	16,556	10,066
Net interest income	14,304	20,277
Investment loss, net	(48,139)	(1,762)
General and administrative expenses	4,297	4,925
(Loss) income before income taxes	(38,132)	13,590
Income tax provision	18,251	8,336
Net (loss) income	(56,383)	5,254
Dividend on preferred stock	(137)	—
Net (loss) income (attributable) available to common stock	$(56,520)	$5,254
Diluted (loss) earnings per common share	$(2.00)	$0.22
Weighted-average diluted common shares outstanding	28,197	23,897

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $6.0 million, or 29.6%, from $20.3 million for the three months ended March 31, 2017 to $14.3 million for the three months ended March 31, 2018. The decrease from the comparative periods is primarily attributable to a 74 basis point increase for the three months ended March 31, 2018 in the average interest costs of our short-term secured financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by an increase in the average asset yields of our specified agency MBS.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on long-term unsecured debt, are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,130,072	$30,725	2.98%	$4,251,415	$30,286	2.85%
Private-label MBS	121	4	12.47%	1,444	37	10.16%
Other	—	131		—	20
	$4,130,193	30,860	2.99%	$4,252,859	30,343	2.85%
Short-term secured debt	$3,730,619	(15,325)	(1.64)%	$3,925,011	(8,859)	(0.90)%
Net interest income/spread		$15,535	1.35%		$21,484	1.95%
Net interest margin			1.50%			2.02%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended March 31, 2018
	vs.
	Three Months Ended March 31, 2017
	Rate	Volume	Total Change
Agency MBS	$1,303	$(864)	$439
Private-label MBS	1	(34)	(33)
Other	—	111	111
Short-term secured debt	(6,905)	439	(6,466)
	$(5,601)	$(348)	$(5,949)

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

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,130,072	$30,725	2.98%	$4,251,415	$30,286	2.85%
TBA dollar rolls (1)	1,442,046	6,643	1.84%	554,846	3,398	2.45%
Private-label MBS	121	4	12.47%	1,444	37	10.16%
Other	—	131		—	20
Short-term secured debt	3,730,619	(15,325)	(1.64)%	3,925,011	(8,859)	(0.90)%
Interest rate swaps (2)	3,600,000	(816)	(0.09)%	3,211,944	(5,409)	(0.67)%
Long-term unsecured debt	73,917	(1,231)	(6.66)%	73,694	(1,207)	(6.55)%
Economic net interest income/margin (3)		$20,131	1.53%		$18,266	1.62%

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

	Three Months Ended March 31, 2018
	vs.
	Three Months Ended March 31, 2017
	Rate	Volume	Total Change
Agency MBS	$1,303	$(864)	$439
TBA dollar rolls	(2,189)	5,434	3,245
Private-label MBS	1	(34)	(33)
Other	—	111	111
Short-term secured debt	(6,905)	439	(6,466)
Interest rate swaps	5,247	(654)	4,593
Long-term unsecured debt	(20)	(4)	(24)
	$(2,563)	$4,428	$1,865

Economic net interest income for the three months ended March 31, 2018 increased relative to the comparative period from the prior year due primarily to higher average portfolio balances primarily driven by deployment of capital raised subsequent to the comparative period from prior year, partially offset by higher financing costs on the unhedged portion of our short-term secured financing arrangements and implied TBA financing driven primarily by an increase in prevailing benchmark short-term interest rates.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Losses on trading investments, net	$(88,343)	$(4,219)
TBA and specified agency MBS commitments, net:
TBA dollar roll income	6,643	3,398
Other losses from TBA and specified agency MBS commitments, net	(39,019)	(200)
Total (losses) gains on TBA and specified agency MBS commitments, net	(32,376)	3,198
Interest rate derivatives:
Net interest expense on interest rate swaps	(816)	(5,409)
Other gains from interest rate derivative instruments, net	73,346	4,516
Total gains (losses) on interest rate derivatives, net	72,530	(893)
Other, net	50	152
Investment loss, net	$(48,139)	$(1,762)

During the three months ended March 31, 2018, MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 12.2%, from $4.9 million for the three months ended March 31, 2017 to $4.3 million for the three months ended March 31, 2018.

Compensation and benefits expenses decreased by $0.4 million, or 11.8%, from $3.4 million for the three months ended March 31, 2017 to $3.0 million for the three months ended March 31, 2018. The decrease in compensation and benefits expenses for the three months ended March 31, 2018 is mostly attributable to a decrease in long-term performance based stock-based compensation due to the Company not expecting to achieve certain performance measures.

Other general and administrative expenses decreased by $0.2 million, or 13.3%, from $1.5 million for the three months ended March 31, 2017 to $1.3 million for the three months ended March 31, 2018.

Income Tax Provision

As of March 31, 2018, the Company continues to record a full valuation allowance against its deferred tax assets that are capital in tax character and no valuation allowance against its deferred tax assets that are ordinary in tax character. The Company enters into various hedging transactions to mitigate the interest rate sensitivity of its cost of borrowing and the value of its agency MBS investments. For income tax purposes, gains and losses from its agency MBS are capital in tax character while gains and losses from its interest rate swap hedges are ordinary in tax character. During the three months ended March 31, 2018, the Company had net investment losses on its agency MBS for which no income tax benefit was recorded since the Company records a full valuation allowance against its deferred tax assets that are capital in tax character. However, during the three months ended March 31, 2018, the Company had net investments gains on its interest rate swap hedges for which a deferred income tax provision was recorded.  As a result, the Company had an income tax provision for the three months ended March 31, 2018 of $18.3 million.  For three months ended March 31, 2017, the Company had an income tax provision of $8.3 million.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three months ended March 31, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
GAAP net interest income	$14,304	$20,277
TBA dollar roll income	6,643	3,398
Interest rate swap net interest expense	(816)	(5,409)
Economic net interest income	20,131	18,266
Core general and administrative expenses	(3,846)	(4,024)
Preferred stock dividend	(137)	—
Non-GAAP core operating income	$16,148	$14,242

Non-GAAP core operating income per diluted common share	$0.57	$0.60
Weighted average diluted common shares outstanding	28,430	23,897

The following table provides a reconciliation of GAAP pre-tax net (loss) income to non-GAAP core operating income for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
GAAP (loss) income before income taxes	$(38,132)	$13,590
Less:
Total investment loss, net	48,139	1,762
Stock-based compensation expense	451	901
Preferred stock dividend	(137)	—
Add back:
TBA dollar roll income	6,643	3,398
Interest rate swap net interest expense	(816)	(5,409)
Non-GAAP core operating income	$16,148	$14,242

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

Liquidity, or ready access to funds, is essential to our business. Perceived liquidity issues may affect our counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. If we cannot obtain funding from third parties our results of operations could be negatively impacted.

As of March 31, 2018, our debt-to-equity leverage ratio was 11.5 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e. repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our tangible stockholders’ equity and long-term unsecured debt. Tangible stockholders’ equity is measured as our stockholders’ equity less (plus) our net deferred tax asset (liability), and our long-term unsecured debt is measured as our long-term unsecured debt excluding any unamortized issuance costs.  As of March 31, 2018, our “at risk” short-term recourse financing to investable capital ratio was 12.2 to 1.

Cash Flows

As of March 31, 2018, our cash and cash equivalents totaled $15.2 million, representing a net decrease of $6.4 million from $21.6 million as of December 31, 2017. Cash provided by operating activities of $13.4 million during the three months ended March 31, 2018 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $79.2 million during the three months ended March 31, 2018 was primarily generated by sales of agency MBS, receipt of principal payments from agency MBS, and net proceeds from settlements and deposits for margin on our interest rate derivative instruments, partially offset by purchases of new agency MBS. Cash used in financing activities of $99.0 million during the three months ended March 31, 2018 relates primarily to repayments of repurchase agreements used to finance a portion of our MBS investment portfolio and dividend payments to stockholders, partially offset by proceeds received from issuance of preferred stock.

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

As of March 31, 2018, liquid assets consisted primarily of cash and cash equivalents of $15.2 million and net investments in MBS of $330.3 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS.

Debt Capital

Long-Term Unsecured Debt

As of March 31, 2018, we had $73.9 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.4 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of March 31, 2018 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of March 31, 2018 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of March 31, 2018 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	March 31, 2018	December 31, 2017
Pledged with agency MBS:
Repurchase agreements outstanding	$3,583,358	$3,667,181
Agency MBS collateral, at fair value	3,774,925	3,858,815
Net amount (1)	191,567	191,634
Weighted-average rate	1.89%	1.56%
Weighted-average term to maturity	14.9 days	12.6 days
Maximum amount outstanding at any month-end during the period	$3,884,981	$4,292,755

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of March 31, 2018, we had outstanding repurchase agreement balances with 16 counterparties and have master repurchase agreements in place with a total of 21 counterparties located throughout North America, Europe and Asia. As of March 31, 2018, no more than 7.2% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 29.5% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of March 31, 2018 (dollars in thousands):

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	11	71.8%
Europe	1	9.0%
Asia	4	19.2%
	16	100.0%

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

As of March 31, 2018, we had outstanding interest rate swaps and U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	March 31, 2018
	Notional	Net Fair	Collateral
	Amount	Value	Deposit
Interest rate swaps	$3,525,000	$(644)	$48,776
10-year U.S. Treasury note futures	850,000	(468)	8,075

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

There were no issuances of common stock under the New Equity Distribution Agreements during the three months ended March 31, 2018. As of March 31, 2018, the Company had 1,528,717 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

Preferred Stock

As of March 31, 2018, the Company had Series B Preferred Stock outstanding with a liquidation preference of $8,068.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB”. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date in 2018.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the periods indicated (dollars in thousands):

Series B Preferred Stock Issuances	Three Months Ended March 31, 2018
Shares issued	19,431
Weighted average public offering price	$24.82
Net proceeds (1)	$459

(1)	Net of selling commissions and expenses.

As of March 31, 2018, the Company had 1,677,278 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock. As of March 31, 2018, 1,951,305 shares of Class A common stock remained available for repurchase under the repurchase program.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of March 31, 2018 and December 31, 2017, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of March 31, 2018 and December 31, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, credit risk, spread risk, liquidity risk and regulatory risk. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of our risk management strategies.

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

•

The analyses do not reflect any changes in the value of our net deferred tax asset or liability, including any changes to the assumptions that would be incorporated into the determination of the deferred tax asset valuation allowance.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2018
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$3,907,018	$3,806,131	$3,989,485
TBA commitments	4,097	(29,932)	28,445
10-year U.S. Treasury note futures	(468)	32,558	(33,496)
Interest rate swaps	(644)	83,349	(84,633)
Equity available to common stock	310,937	293,038	300,734
Book value per common share	$11.03	$10.39	$10.67
Book value per common share percent change		(5.80)%	(3.26)%

	March 31, 2018
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$3,907,018	$3,692,136	$4,048,541
TBA commitments	4,097	(70,894)	42,692
10-year U.S. Treasury note futures	(468)	65,585	(66,523)
Interest rate swaps	(644)	167,339	(168,623)
Equity available to common stock	310,937	255,099	257,019
Book value per common share	$11.03	$9.05	$9.12
Book value per common share percent change		(17.95)%	(17.32)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.6 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of March 31, 2018.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	March 31, 2018
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$3,907,018	$3,884,778	$3,929,258
TBA commitments	4,097	(3,702)	11,896
Equity available to common stock	310,937	280,898	340,976
Book value per common share	$11.03	$9.96	$12.09
Book value per common share percent change		(9.66)%	9.66%

	March 31, 2018
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$3,907,018	$3,851,417	$3,962,619
TBA commitments	4,097	(15,401)	23,595
Equity available to common stock	310,937	235,838	386,036
Book value per common share	$11.03	$8.36	$13.69
Book value per common share percent change		(24.15)%	24.15%

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

•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of, or changes in, these strategies;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	the effect of governmental regulation and actions on our business, including, without limitation, changes to monetary and fiscal policy and tax laws;
•	our ability to quantify and manage risk;
•	our ability to roll our repurchase agreements on favorable terms, if at all;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	investing in assets other than MBS or pursuing business activities other than investing in MBS;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);
•	our decision to not elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code; and

•	the effect of general economic conditions on our business.

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

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to successfully expand our business into areas other than investing in MBS and our expectations of the returns of expanding into any such areas; and
•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Item 1A — Risk Factors”.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer, J. Rock Tonkel, Jr., and our Chief Financial Officer, Richard E. Konzmann, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.13	First Amendment to Shareholder Rights Agreement, dated as of April 13, 2018 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on April 13,2018).

12.01	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	INSTANCE DOCUMENT***

101.SCH	SCHEMA DOCUMENT***

101.CAL	CALCULATION LINKBASE DOCUMENT***

101.LAB	LABELS LINKBASE DOCUMENT***

Exhibit Number	Exhibit Title
101.PRE	PRESENTATION LINKBASE DOCUMENT***

101.DEF	DEFINITION LINKBASE DOCUMENT***

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2018 and the Year Ended December 31, 2017; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 4, 2018