Form 10-Q
period 2018-06-30
Arlington Asset Investment Corp.
filed 2018-08-03
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2018:

Title	Outstanding
Class A Common Stock	28,732,799 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$18,696	$21,614
Interest receivable	13,368	12,546
Sold securities receivable	84,349	—
Mortgage-backed securities, at fair value
Agency	4,050,458	4,054,424
Private-label	61	76
Derivative assets, at fair value	9,921	763
Deferred tax assets, net	—	800
Deposits, net	61,550	59,103
Other assets	15,973	11,203
Total assets	$4,254,376	$4,160,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,752,582	$3,667,181
Interest payable	3,728	4,418
Accrued compensation and benefits	2,413	5,015
Dividend payable	12,265	17,550
Derivative liabilities, at fair value	234	4,833
Purchased securities payable	77,419	—
Deferred tax liabilities, net	24,011	—
Other liabilities	1,265	1,335
Long-term unsecured debt	73,992	73,880
Total liabilities	3,947,909	3,774,212
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 340,752 and 303,291 shares issued and outstanding, respectively (liquidation preference of $8,519 and $7,582, respectively)	8,007	7,108
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 28,201,699 and 28,140,721 shares issued and outstanding, respectively	282	281
Additional paid-in capital	1,976,309	1,974,941
Accumulated deficit	(1,678,131)	(1,596,013)
Total stockholders’ equity	306,467	386,317
Total liabilities and stockholders’ equity	$4,254,376	$4,160,529

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Agency mortgage-backed securities	$29,940	$31,397	$60,665	$61,683
Private-label mortgage-backed securities	10	43	14	80
Other	105	21	236	41
Total interest income	30,055	31,461	60,915	61,804
Interest expense
Short-term secured debt	17,936	11,314	33,261	20,173
Long-term unsecured debt	1,257	1,214	2,488	2,421
Total interest expense	19,193	12,528	35,749	22,594
Net interest income	10,862	18,933	25,166	39,210
Investment loss, net
(Loss) gain on trading investments, net	(20,892)	15,855	(109,235)	11,636
Gain (loss) from derivative instruments, net	16,052	(31,678)	56,206	(29,373)
Other, net	324	(147)	374	5
Total investment loss, net	(4,516)	(15,970)	(52,655)	(17,732)
General and administrative expenses
Compensation and benefits	2,061	2,804	5,101	6,249
Other general and administrative expenses	1,400	1,350	2,657	2,830
Total general and administrative expenses	3,461	4,154	7,758	9,079
Income (loss) before income taxes	2,885	(1,191)	(35,247)	12,399
Income tax provision	6,493	16,737	24,744	25,073
Net loss	(3,608)	(17,928)	(59,991)	(12,674)
Dividend on preferred stock	(149)	(35)	(286)	(35)
Net loss attributable to common stock	$(3,757)	$(17,963)	$(60,277)	$(12,709)
Basic loss per common share	$(0.13)	$(0.74)	$(2.14)	$(0.53)
Diluted loss per common share	$(0.13)	$(0.74)	$(2.14)	$(0.53)
Weighted-average common shares outstanding (in thousands)
Basic	28,210	24,319	28,204	23,987
Diluted	28,210	24,319	28,204	23,987

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred Stock (#)	Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2016	—	$—	23,607,111	$236	20,256	$—	$1,910,284	$(1,551,707)	$358,813
Net income	—	—	—	—	—	—	—	17,435	17,435
Conversion of Class B common stock to Class A common stock	—	—	20,256	—	(20,256)	—	—	—	—
Issuance of Class A common stock	—	—	4,472,083	45	—	—	61,168	—	61,213
Issuance of Class A common stock under stock-based compensation plans	—	—	74,000	—	—	—	—	—	—
Issuance of Series B preferred stock	303,291	7,108	—	—	—	—	—	—	7,108
Repurchase of Class A common stock under stock-based compensation plans	—	—	(32,729)	—	—	—	(437)	—	(437)
Stock-based compensation	—	—	—	—	—	—	3,926	—	3,926
Dividends declared (1)	—	—	—	—	—	—	—	(61,741)	(61,741)
Balances, December 31, 2017	303,291	7,108	28,140,721	281	—	—	1,974,941	(1,596,013)	386,317
Net loss	—	—	—	—	—	—	—	(59,991)	(59,991)
Issuance of Class A common stock	—	—	66,989	1	—	—	687	—	688
Issuance of Series B preferred stock	37,461	899	—	—	—	—	—	—	899
Cumulative-effect of accounting change (see Note 2)	—	—	—	—	—	—	—	4,059	4,059
Repurchase of Class A common stock under stock-based compensation plans	—	—	(6,011)	—	—	—	(67)	—	(67)
Stock-based compensation	—	—	—	—	—	—	748	—	748
Dividends declared (1)	—	—	—	—	—	—	—	(26,186)	(26,186)
Balances, June 30, 2018	340,752	$8,007	28,201,699	$282	—	$—	$1,976,309	$(1,678,131)	$306,467

(1)

The Board of Directors approved and the Company declared and paid dividends of $2.275 and $0.925 per common share for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively. The Board of Directors approved and the Company declared and paid dividends of $1.113 and $0.875 per preferred share for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively.

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(59,991)	$(12,674)
Adjustments to reconcile net loss to net cash provided by operating activities
Investment loss, net	52,655	17,732
Net premium amortization on mortgage-backed securities	16,199	15,938
Deferred tax provision	24,744	24,667
Other	799	1,245
Changes in operating assets
Interest receivable	(822)	(1,139)
Other assets	(255)	146
Changes in operating liabilities
Interest payable and other liabilities	(909)	(419)
Accrued compensation and benefits	(2,603)	(2,448)
Net cash provided by operating activities	29,817	43,048
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(1,858,387)	(1,501,116)
Proceeds from sales of agency mortgage-backed securities	1,496,422	996,304
Receipt of principal payments on agency mortgage-backed securities	233,577	229,271
Proceeds from (payments for) derivatives and deposits, net	40,002	(22,053)
Other	(15)	1,407
Net cash used in investing activities	(88,401)	(296,187)
Cash flows from financing activities:
Proceeds from repurchase agreements, net	85,401	264,597
Proceeds from issuance of common stock	688	33,346
Proceeds from issuance of preferred stock	899	3,500
Dividends paid	(31,322)	(29,790)
Net cash provided by financing activities	55,666	271,653
Net (decrease) increase in cash and cash equivalents	(2,918)	18,514
Cash and cash equivalents, beginning of period	21,614	54,794
Cash and cash equivalents, end of period	$18,696	$73,308
Supplemental cash flow information:
Cash payments for interest	$36,327	$22,896
Cash payments for taxes	$—	$—

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of June 30, 2018 and December 31, 2017, approximately 98% of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

January 1, 2019

The primary impact of the adoption of ASU No. 2016-02 will be the recognition of lease liabilities and associated right-of-use assets on the Company’s balance sheet.  The Company does not expect the adoption of ASU No. 2016-02 will have a material effect on the timing or amount of periodic lease expense recognized in net income.

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

January 1, 2019

As of June 30, 2018, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

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

ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815)

This update made several targeted amendments to existing GAAP with the objectives of facilitating (i) financial reporting that more closely reflects entities’ risk management strategies and (ii) greater ease of understanding and interpreting the effects of hedge accounting on an entities’ reported results.

January 1, 2019

Hedge accounting pursuant to GAAP is an elective, rather than a required, accounting model.  The Company does not currently elect to apply hedge accounting and, at this time, does not plan to elect to apply hedge accounting in the future.  Accordingly, at this time, the Company does not expect ASU No. 2017-12 will have an effect on its consolidated financial statements.

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of June 30, 2018 and December 31, 2017, the Company had $4,050,458 and $4,054,424, respectively, of fair value in agency MBS classified as trading securities. As of June 30, 2018 all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(17,876)	$13,474	$(73,220)	$11,191
Agency MBS sold during the period	(3,005)	2,343	(36,006)	397
Total	$(20,881)	$15,817	$(109,226)	$11,588

The Company also invests in and finances fixed-rate agency MBS on a generic pool basis through sequential series of to-be-announced security transactions commonly referred to as “dollar rolls.” Dollar rolls are accounted for as a sequential series of derivative instruments. Refer to “Note 5. Derivative Instruments” for further information about dollar rolls.

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

As of June 30, 2018 and December 31, 2017, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	June 30, 2018	December 31, 2017
Pledged with agency MBS:
Repurchase agreements outstanding	$3,752,582	$3,667,181
Agency MBS collateral, at fair value	3,959,656	3,858,815
Net amount (1)	207,074	191,634
Weighted-average rate	2.12%	1.56%
Weighted-average term to maturity	15.8 days	12.6 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Weighted-average outstanding balance during the three months ended	$3,619,483	$4,125,631
Weighted-average rate during the three months ended	1.96%	1.08%
Weighted-average outstanding balance during the six months ended	$3,675,051	$4,025,321
Weighted-average rate during the six months ended	1.80%	1.00%

Long-Term Unsecured Debt

As of June 30, 2018 and December 31, 2017, the Company had $73,992 and $73,880, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,308 and $1,420, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	June 30, 2018			December 31, 2017
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	5.10%	6.75%	6.625%	4.11%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Types and Uses of Derivative Instruments

Interest Rate Derivatives

The Company is party to interest rate derivative instruments that are intended to economically hedge changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. Interest rate derivatives include centrally cleared interest rate swaps, exchange-traded instruments, such as Eurodollar futures, interest rate swap futures, U.S. Treasury note futures and options on futures, and nonexchange-traded instruments such as options on agency MBS. While the Company uses its interest rate derivatives to economically hedge a portion of its interest rate risk, it has not designated such contracts as hedging instruments for financial reporting purposes.

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

To-Be-Announced Agency MBS Transactions, Including “Dollar Rolls”

In addition to interest rate derivatives that are used for interest rate risk management, the Company is a party to derivative instruments that economically serve as investments, such as forward commitments to purchase fixed-rate “pass-through” agency MBS on a non-specified pool basis, which are known as to-be-announced (“TBA”) securities. A TBA security is a forward commmitment for the purchase or sale of a fixed-rate agency MBS at a predetermined price, face amount, issuer, coupon, and stated maturity for settlement on an agreed upon future date. The specific agency MBS that will be delivered to satisfy the TBA trade is not known at the inception of the trade. The Company accounts for TBA securities as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA commitment that its settlement will result in physical delivery of the underlying agency MBS, or the individual TBA commitment will not settle in the shortest time period possible.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$5,044	$—	$—	$(3,338)
5-year U.S. Treasury note futures	—	—	—	(20)
10-year U.S. Treasury note futures	1,422	—	—	(1,321)
TBA commitments	3,455	(234)	763	(154)
Total	$9,921	$(234)	$763	$(4,833)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of June 30, 2018:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.34%	0.81%	2.0	$893
3 to less than 7 years	225,000	1.95%	2.32%	0.37%	3.8	331
7 to less than 10 years	2,000,000	2.18%	2.33%	0.15%	8.3	3,562
10 or more years	50,000	2.98%	2.33%	(0.65)%	29.7	258
Total / weighted-average	$3,325,000	1.97%	2.33%	0.36%	6.3	$5,044

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,300,000	1.28%	1.51%	0.23%	1.8	$(248)
3 to less than 7 years	700,000	1.87%	1.48%	(0.39)%	3.9	(454)
7 to 10 years	1,600,000	1.90%	1.55%	(0.35)%	8.3	(2,636)
Total / weighted-average	$3,600,000	1.67%	1.52%	(0.15)%	5.1	$(3,338)

U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of June 30, 2018 are short positions with an aggregate notional amount of $700,000 that mature in September 2018. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. As of December 31, 2017, the Company held short positions of 5-year and 10-year U.S. Treasury note futures with aggregate notional amounts of $21,600 and $650,000, respectively.

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

As of June 30, 2018 and December 31, 2017, the Company had no outstanding options on 10-year U.S. Treasury note futures contracts.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	June 30, 2018
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
4.0% 30-year MBS purchase commitments	$100,000	$101,406	$101,906	$500
4.5% 30-year MBS purchase commitments	900,000	934,561	936,813	2,252
5.0% 30-year MBS purchase commitments	200,000	211,203	211,906	703
4.5% 30-year MBS sale commitments	(100,000)	(103,828)	(104,062)	(234)
Total TBA commitments, net	$1,100,000	$1,143,342	$1,146,563	$3,221

	December 31, 2017
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.0% 15-year MBS purchase commitments	$250,000	$254,873	$254,766	$(107)
3.5% 30-year MBS purchase commitments	1,015,000	1,041,496	1,042,212	716
Total TBA commitments, net	$1,265,000	$1,296,369	$1,296,978	$609

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest rate derivatives:
Interest rate swaps:
Net interest income (expense) (1)	$2,483	$(5,293)	$1,667	$(10,702)
Unrealized gains (losses), net	3,780	(26,991)	54,637	(18,824)
Gains realized upon early termination	10,314	65	20,483	696
Total interest rate swap gains (losses), net	16,577	(32,219)	76,787	(28,830)
U.S. Treasury note futures, net	6,160	(2,176)	18,480	(2,041)
Options on U.S. Treasury note futures, net	—	(1,736)	—	(6,153)
Total interest rate derivative gains (losses), net	22,737	(36,131)	95,267	(37,024)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	6,742	4,298	13,385	7,696
Other (losses) gains on agency MBS commitments, net	(13,427)	155	(52,446)	(45)
Total (losses) gains on agency MBS commitments, net	(6,685)	4,453	(39,061)	7,651
Total derivative gains (losses), net	$16,052	$(31,678)	$56,206	$(29,373)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended June 30, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,525,000	$300,000	$—	$(500,000)	$3,325,000
10-year U.S. Treasury note futures	850,000	900,000	(1,050,000)	—	700,000
Commitments to purchase (sell) MBS, net	1,415,000	3,865,000	(4,180,000)	—	1,100,000

	For the Three Months Ended June 30, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$375,000	$—	$(125,000)	$3,850,000
10-year U.S. Treasury note futures	—	608,000	(258,000)	—	350,000
Purchased put options on 10-year U.S. Treasury note futures	700,000	100,000	(800,000)	—	—
Sold call options on 10-year U.S. Treasury note futures	350,000	300,000	(650,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	350,000	1,500,000	(1,150,000)	—	700,000
Commitments to purchase (sell) MBS, net	450,000	2,865,000	(2,205,000)	—	1,110,000

	For the Six Months Ended June 30, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$550,000	$—	$(825,000)	$3,325,000
5-year U.S. Treasury note futures	21,600	—	(21,600)	—	—
10-year U.S. Treasury note futures	650,000	1,850,000	(1,800,000)	—	700,000
Commitments to purchase (sell) MBS, net	1,265,000	8,120,000	(8,285,000)	—	1,100,000

	For the Six Months Ended June 30, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,700,000	$775,000	$—	$(625,000)	$3,850,000
10-year U.S. Treasury note futures	—	845,100	(495,100)	—	350,000
Purchased put options on 10-year U.S. Treasury note futures	1,650,000	2,540,000	(4,190,000)	—	—
Sold call options on 10-year U.S. Treasury note futures	1,000,000	2,450,000	(3,450,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	1,000,000	2,400,000	(2,700,000)	—	700,000
Commitments to purchase (sell) MBS, net	725,000	4,315,000	(3,930,000)	—	1,110,000

Cash Collateral Posted for Derivative Instruments and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	June 30, 2018	December 31, 2017
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$54,200	$46,218
U.S. Treasury note futures (cash initial margin)	7,350	6,960
Unsettled MBS trades and TBA commitments, net	—	5,925
Total cash collateral posted	$61,550	$59,103

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of June 30, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$5,044	$—	$5,044	$—	$—	$5,044
10-year U.S. Treasury note futures	1,422	—	1,422	—	—	1,422
TBA commitments	3,455	—	3,455	(234)	—	3,221
Total derivative instruments	9,921	—	9,921	(234)	—	9,687
Total assets	$9,921	$—	$9,921	$(234)	$—	$9,687
Liabilities:
Derivative instruments:
TBA commitments	$234	$—	$234	$(234)	$—	$—
Total derivative instruments	234	—	234	(234)	—	—
Repurchase agreements	3,752,582	—	3,752,582	(3,752,582)	—	—
Total liabilities	$3,752,816	$—	$3,752,816	$(3,752,816)	$—	$—

	As of December 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$763	$—	$763	$—	$—	$763
Total derivative instruments	763	—	763	—	—	763
Total assets	$763	$—	$763	$—	$—	$763
Liabilities:
Derivative instruments:
Interest rate swaps	$3,338	$—	$3,338	$—	$(3,338)	$—
U.S. Treasury note futures	1,341	—	1,341	—	(1,341)	—
TBA commitments	154	—	154	—	(154)	—
Total derivative instruments	4,833	—	4,833	—	(4,833)	—
Repurchase agreements	3,667,181	—	3,667,181	(3,667,181)	—	—
Total liabilities	$3,672,014	$—	$3,672,014	$(3,667,181)	$(4,833)	$—

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

Other

Long-term unsecured debt - As of June 30, 2018 and December 31, 2017, the carrying value of the Company’s long-term unsecured debt was $73,992 and $73,880, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $69,375 and $70,314 as of June 30, 2018 and December 31, 2017, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds – As of June 30, 2018, the Company had investment in equity securities and investment funds measured at fair value of $6,174, which is included in the line item “other assets” in the accompanying consolidated balance sheets. ASU No. 2016-01, effective January 1, 2018, requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings. Upon the adoption of ASU No. 2016-01, the Company recognized a cumulative-effect increase of $4,059 (net of taxes) in stockholders’ equity representing, as of January 1, 2018, the excess of fair value over historical cost of its investments in equity securities that were previously carried at their historical cost (net of impairments). As of December 31, 2017, the Company had investments in equity securities and investment funds with a carrying amount of $1,675, which are included in the line item “other assets” in the accompanying consolidated balance sheets. As of December 31, 2017, $439 of these investments represented securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets. The remaining $1,236 in investments in equity securities of non-public companies and investment funds as of December 31, 2017 were measured at cost, net of impairments. The Company’s estimate of the total fair value of investments in equity securities and investment funds was $5,801 as of December 31, 2017.

Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee which it then “waterfalls” over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable input used in estimating the fair value of an equity security of a non-public company is the discount factor, representing a discount for lack of marketability and control, applied to the fair value of the investee’s net assets. As of June 30, 2018 and December 31, 2017, the discount factor for lack of marketability and control is estimated to be 8 percent and 20 percent, respectively.  For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2018
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,050,458	$—	$4,050,458	$—
Private-label MBS	61	—	—	61
Total MBS	4,050,519	—	4,050,458	61
Derivative assets	9,921	1,422	8,499	—
Derivative liabilities	(234)	—	(234)	—
Other assets	6,174	—	—	6,174
Total	$4,066,380	$1,422	$4,058,723	$6,235

	December 31, 2017
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,054,424	$—	$4,054,424	$—
Private-label MBS	76	—	—	76
Total MBS	4,054,500	—	4,054,424	76
Derivative assets	763	—	763	—
Derivative liabilities	(4,833)	(1,341)	(3,492)	—
Other assets	439	—	—	439
Total	$4,050,869	$(1,341)	$4,051,695	$515

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the three and six months ended June 30, 2018 or the year ended December 31, 2017.

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$5,926	$1,976	$515	$1,799
Addition of certain investments in equity securities as of January 1, 2018	—	—	5,362	—
Included in investment gain (loss), net	312	(101)	364	61
Purchases	—	—	—	—
Sales	—	(1,268)	—	(1,268)
Payments, net	(13)	(32)	(20)	(54)
Accretion of discount	10	43	14	80
Ending balance	$6,235	$618	$6,235	$618
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$312	$(145)	$364	$3

Note 8. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of June 30, 2018, the Company had estimated net operating loss (“NOL”) carryforwards of $40,318 that can be used to offset future taxable ordinary income.  The Company’s NOL carryforwards begin to expire in 2027.  As of June 30, 2018, the Company had estimated net capital loss (“NCL”) carryforwards of $392,655 that can be used to offset future net capital gains.  The scheduled expirations of the Company’s NCL carryforwards are $136,840 in 2019, $102,927 in 2020, $70,319 in 2021, $4,191 in 2022 and $78,378 in 2023.

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

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that are not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act, the corporate AMT is repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021. As a result, the realizability of the Company’s AMT credit carryforward is now certain and will now be realized as either a cash refund or as an offset to future regular tax liabilities or a combination of both. Accordingly, the Company reclassified its AMT credit carryforward from net deferred tax assets to a receivable as of December 31, 2017. As of June 30, 2018 and December 31, 2017, the Company had AMT credit carryforwards of $9,133 included in other assets on the accompanying consolidated balance sheets.

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

As of June 30, 2018 and December 31, 2017, the Company determined that it should record a full valuation allowance against its deferred tax assets that are capital in nature, which consists of its NCL carryforwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.  As of June 30, 2018 and December 31, 2017, the Company determined that it should not record any valuation allowance against its deferred tax assets that are ordinary in nature, which consists of its NOL carryforwards and temporary GAAP to tax differences that are expected to result in deductions from ordinary income in future periods. For the three and six months ended June 30, 2018, the Company recorded an increase to its valuation allowance of $5,425 and $32,330, respectively.

Deferred tax assets and liabilities consisted of the following as of the dates indicated:

	June 30, 2018	December 31, 2017
Ordinary deferred tax assets:
NOL carry forward	$10,378	$15,619
Deferred net loss on designated hedges	—	4,381
Stock-based compensation	1,836	1,999
Other, net	—	19
Total ordinary deferred tax assets	12,214	22,018
Ordinary deferred tax liabilities:
Deferred net gain on designated hedges	(605)	—
Net unrealized gain on designated hedges	(35,282)	(21,218)
Other, net	(338)	—
Total ordinary deferred tax liabilities	(36,225)	(21,218)
Ordinary deferred tax (liabilities) assets, net	(24,011)	800

Capital deferred tax assets:
NCL carry forward	101,069	80,895
Net unrealized loss on investments	35,587	23,431
Valuation allowance	(136,656)	(104,326)
Total capital deferred tax assets, net	—	—
Total deferred tax (liabilities) assets, net	$(24,011)	$800

On May 30, 2018, the Company received an assessment of $9,380 from Arlington County, Virginia for a business, professional and occupation license (“BPOL”) tax for calendar year 2017.  The BPOL tax is a local privilege tax on a business’ gross receipts for conducting business activities subject to licensure within Arlington County.  The Company has not been assessed or paid any such BPOL tax prior to calendar year 2017.  The Company does not believe it is subject to the BPOL tax and has filed an administrative appeal with Arlington County.  The Company intends to fully contest the assessment. As of June 30, 2018, the Company does not believe that it is probable that is has incurred a BPOL tax liability.

Note 9. Earnings (Loss) Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2018	2017	2018	2017
Basic weighted-average common shares outstanding	28,210	24,319	28,204	23,987
Performance share units and unvested restricted stock	—	—	—	—
Diluted weighted-average common shares outstanding	28,210	24,319	28,204	23,987
Net loss attributable to common stock	$(3,757)	$(17,963)	$(60,277)	$(12,709)
Basic loss per common share	$(0.13)	$(0.74)	$(2.14)	$(0.53)
Diluted loss per common share	$(0.13)	$(0.74)	$(2.14)	$(0.53)

 The diluted loss per share for the three and six months ended June 30, 2018 did not include the antidilutive effect of 252,962 and 242,925 shares of unvested shares of restricted stock and performance share units, respectively.  The diluted loss per share for the three and six months ended June 30, 2017 did not include the antidilutive effect of 233,418 and 239,248 shares of unvested shares of restricted stock and performance share units, respectively.

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

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.375	June 14	June 29	July 31
March 31	0.550	March 15	March 29	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2017:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.550	December 14	December 29	January 31, 2018
September 30	0.550	September 14	September 29	October 31
June 30	0.550	June 16	June 30	July 31
March 31	0.625	March 14	March 31	April 28

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

The following table provides information about the issuances of common stock under the equity distribution agreements for the periods indicated:

Class A Common Stock Issuances	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Shares issued	66,989	4,472,083
Weighted average public offering price	$10.96	$13.88
Net proceeds (1)	$688	$61,213

(1)	Net of selling commissions and expenses.

As of June 30, 2018, the Company had 1,461,728 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the three and six months ended June 30, 2018 and the year ended December 31, 2017. As of June 30, 2018, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

Preferred Stock

The Company has authorized share capital of 2,000,000 shares of 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (the “Series B Preferred Stock”), par value of $0.01 per share, and 100,000  authorized and unissued shares designated as Series A Preferred Stock, and 22,900,000 shares of undesignated preferred stock. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue additional preferred stock in one or more series and to fix the terms and rights of the preferred stock.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the periods indicated:

Series B Preferred Stock Issuances	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Shares issued	37,461	168,291
Weighted average public offering price	$24.82	$24.95
Net proceeds (1)	$899	$4,090

(1)	Net of selling commissions and expenses.

As of June 30, 2018, the Company had 1,659,248 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

Shareholder Rights Agreement

On June 1, 2009, the Board of Directors approved a shareholder rights agreement (“Rights Plan”) and the Company’s shareholders approved the Rights Plan at its annual meeting of shareholders on June 2, 2010.  On April 9, 2018, the Board of Directors approved a first amendment to the Rights Plan (“First Amendment”) to extend the term for an additional three years and the Company’s shareholders approved the First Amendment at its annual meeting of shareholders on June 14, 2018.

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

The Rights Plan, as amended, and any outstanding rights will expire at the earliest of (i) June 4, 2022, (ii) the time at which the rights are redeemed or exchanged pursuant to the Rights Plan, (iii) the repeal of Section 382 and 383 of the Code or any successor statute if the Board of Directors determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, or (iv) the beginning of a taxable year to which the Board of Directors determines that no applicable tax benefits may be carried forward.

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

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of June 30, 2018, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 2.86% as of June 30, 2018, a twelve basis point increase from the prior quarter end.  The U.S. Treasury rate curve continued to flatten during the quarter as the spread between the 2-year and 10-year U.S. Treasury rate narrowed 14 basis points with the short-end outpacing the long-end of the interest rate curve.  The spread between 10-year U.S. Treasury rates and interest rate swaps widened by two basis points during the second quarter of 2018 with the 10-year swap rate ending at 2.93% as of June 30, 2018.  Although lower than the prior quarter, interest rate and market volatility continued to be at heightened levels during the second quarter of 2018.  Reduced Federal Reserve support for agency MBS, rate volatility and other factors led to pricing of agency MBS modestly underperforming interest rate hedges during the second quarter of 2018.  In general, higher coupon fixed-rate agency MBS and related hedges underperformed lower coupon hedged fixed-rate agency MBS during the second quarter of 2018.

On June 12, 2018, the Federal Open Market Committee (“FOMC”) announced that it was raising the target federal funds rate by 25 basis points to a range of 1.75% to 2.00%, its second 25 basis point increase in 2018.  The FOMC commented that the labor market has continued to strengthen and that economic activity has been rising at a solid rate.  In its statement, the FOMC stated that further gradual increases in the target range for the federal funds rate will be consistent with sustained expansion of economic activity, strong labor market conditions, and inflation near its 2% objective over the medium term.  The FOMC’s monetary policy stance remains accommodative with timing and size of future adjustments to the target range for the federal funds rate driven by its objectives of maximum employment and 2% inflation.  Based on federal fund futures prices, market participants currently expect that the FOMC will raise the target federal funds rate two more times during 2018.  In its June 12, 2018 statement, the FOMC stated that it is continuing to executive its previously announced balance sheet normalization policy of gradually decreasing its reinvestment of U.S. Treasury securities and agency MBS.

During the second quarter of 2018, prepayment speeds in the residential mortgage market increased from the prior quarter driven primarily by seasonal factors partially mitigated by declines in refinancing volumes due to an increase in mortgage rates.  Housing prices continue to improve as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 6.4% annual gain in April 2018 and the overall index reaching a historical high.  The favorable economy, moderate mortgage rates and low supply of homes for sale have driven the continued strong gains in housing.

The following table presents certain key market data as of the dates indicated:

	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	Change - Second Quarter 2018

30-Year FNMA Fixed Rate MBS (1)
3.0%	$99.83	$100.27	$100.05	$97.55	$96.80	$(0.75)
3.5%	102.67	103.05	102.73	100.20	99.45	(0.75)
4.0%	105.14	105.27	104.61	102.61	101.92	(0.69)
4.5%	107.27	107.33	106.42	104.70	104.08	(0.62)
5.0%	109.23	109.07	107.48	106.83	105.95	(0.88)

U.S. Treasury Rates (UST)
2-year UST	1.38%	1.48%	1.89%	2.27%	2.53%	0.26%
3-year UST	1.55%	1.62%	1.98%	2.38%	2.62%	0.24%
5-year UST	1.89%	1.94%	2.21%	2.56%	2.74%	0.18%
7-year UST	2.14%	2.17%	2.33%	2.69%	2.82%	0.13%
10-year UST	2.31%	2.33%	2.41%	2.74%	2.86%	0.12%
30-year UST	2.84%	2.86%	2.74%	2.97%	2.99%	0.02%
2-year UST to 10-year UST spread	0.93%	0.85%	0.52%	0.47%	0.33%	(0.14)%

Interest Rate Swap Rates
2-year swap	1.62%	1.74%	2.08%	2.58%	2.79%	0.21%
3-year swap	1.75%	1.86%	2.17%	2.66%	2.86%	0.20%
5-year swap	1.96%	2.00%	2.24%	2.71%	2.89%	0.18%
7-year swap	2.11%	2.14%	2.31%	2.73%	2.90%	0.17%
10-year swap	2.28%	2.29%	2.40%	2.79%	2.93%	0.14%
30-year swap	2.54%	2.53%	2.54%	2.82%	2.93%	0.11%
2-year swap to 2-year UST spread	0.24%	0.26%	0.19%	0.31%	0.26%	(0.05)%
10-year swap to 10-year UST spread	(0.03)%	(0.04)%	(0.01)%	0.05%	0.07%	0.02%

London Interbank Offered Rates (LIBOR)
1-month LIBOR	1.22%	1.23%	1.56%	1.88%	2.09%	0.21%
3-month LIBOR	1.30%	1.33%	1.69%	2.31%	2.34%	0.03%
(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

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

Executive Summary

The following are some key financial highlights for the quarter ended June 30, 2018:

•	$10.52 per common share of GAAP book value as of June 30, 2018, a decrease of 4.6% from the prior quarter end, primarily driven by
o	a deferred income tax provision of $0.23 per common share
o	a net investment loss on the Company’s hedged investment portfolio due to a modest underperformance of the pricing of the Company’s agency MBS investments relative to its interest rate hedges
o	partially offset by retention of a portion of the Company’s non-GAAP core operating income (1)

•	$11.37 per common share of tangible book value as of June 30, 2018, a decrease of 2.4% from the prior quarter end

•	$0.375 of declared dividends per common share

o	total annualized economic return of 3.3% measured as the change in tangible book value per common share plus the quarterly dividend per common share

•	$0.13 per diluted common share of net loss

•	$0.10 per diluted common share of pre-tax net income

•	$0.59 per diluted common share of non-GAAP core operating income (1)

•	Net interest income of $10.9 million compared to $14.3 million in the first quarter of 2018, driven primarily by:
o	a 32 basis point increase in weighted average short-term secured financing costs resulting primarily from hikes in the targeted federal funds rate from the Federal Reserve
o	lower weighted average investment volumes, partially offset by
o

higher weighted average agency MBS asset yields (3.00% versus 2.98%) due to current quarter reinvestments at higher current yields partially offset by higher prepayment rates (10.31% constant prepayment rate versus 8.64%)

•

Economic net interest income, which includes TBA dollar roll income and net interest income earned or expense incurred from interest rate swaps, of $20.1 million, consistent with the first quarter of 2018 (1)

As of June 30, 2018, our agency MBS investment portfolio totaled $5,197 million, comprised of $4,050 million of specified agency MBS and $1,147 million of net commitments to purchase TBA agency MBS.  As of June 30, 2018, we continue to have a meaningful investment allocation to TBA agency MBS to take advantage of higher risk adjusted returns in the TBA dollar roll market as compared to owning specified agency MBS financed with repurchase agreement financing. We generated TBA dollar roll income of $6.7 million during the second quarter of 2018 compared to $6.6 million in the first quarter of 2018. For GAAP reporting purposes, TBA dollar roll income is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

As of June 30, 2018, we had $3,753 million of repurchase agreement financing outstanding. We maintain a substantial hedge position consisting primarily of interest rate swaps coupled with short positions in 10-year U.S. Treasury note futures to mitigate the interest rate sensitivity of our cost of borrowing and the value of our fixed-rate agency MBS portfolio over the long-term. As of June 30, 2018, we had $3,325 million in notional amount of interest rate swaps with a weighted average fixed pay rate of 1.97% and a weighted average maturity of 6.3 years, which has the economic effect of locking into a fixed cost of funding on our repurchase agreement financing for the term of the interest rate swap agreements and, thereby, mitigating the impact of rising interest rates on the cost of our borrowings. For GAAP reporting purposes, the net interest income earned or expense incurred from interest rate swap agreements is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

During the second quarter of 2018, the Company’s non-GAAP core operating income and economic net interest income benefited from a favorable funding dynamic of repurchase agreement financing hedged with interest rate swaps.  The Company receives three-month LIBOR on the receive leg of its interest rate swaps which are reset every three months on the respective reset date of each swap.  To the extent that three-month LIBOR increases at a faster pace than the repurchase agreement financing rates, the Company’s net funding rate declines.  During the second quarter of 2018, the weighted-average receive rate of the Company’s interest rate swaps increased 50 basis points while its weighted-average repurchase agreement financing rate increased by only 32 basis points resulting in a net 18 basis point favorable funding rate difference benefiting the Company’s non-GAAP core operating income and economic net interest income.  We believe that this favorable funding dynamic will normalize.

Excluding TBA dollar roll income, we had net investment losses on our investment portfolio of $34.0 million. On our related interest rate derivative hedging instruments, we had net investment gains of $20.3 million, excluding interest rate swap net interest income. This results in a net investment loss on our hedged investment portfolio of $13.7 million, or $0.49 per diluted common share, for the quarter ended June 30, 2018.

We continue to utilize our tax benefits afforded to us as a C corporation that allow us to shield substantially all of our income from taxes.  As of June 30, 2018, we had NOL carryforwards of $40.3 million, NCL carryforwards of $392.7 million and AMT credit carryforwards of $9.1 million.  From a GAAP accounting perspective, we had a net deferred tax liability of $24.0 million, or $0.85 per common share, as of June 30, 2018.  As of June 30, 2018, we have recognized a full valuation allowance against our deferred tax assets that are expected to be capital in tax character and no valuation allowance against our deferred tax assets that are expected to be ordinary in tax character.  During the second quarter of 2018, we had net investment losses on our agency MBS for which no income tax benefit was recorded since the tax character of the losses is expected to be capital in nature and we record a full valuation allowance against our deferred tax assets that are capital in tax character.  However, we had net investment gains on our interest rate swap hedges for which a deferred income tax provision was recorded since the tax character of the gains is expected to be ordinary in nature.  As a result, we recorded a deferred income tax provision during the second quarter of 2018.

(1)

For further information on the use of non-GAAP core operating income and economic net interest income, which are non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Specified agency MBS	$4,050,458	$4,054,424
Net long agency TBA dollar roll positions (1)	1,146,563	1,296,978
Total agency investment portfolio	5,197,021	5,351,402
Private-label interest-only MBS	61	76
Total MBS investment portfolio	$5,197,082	$5,351,478

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $3,221 and $609 as of June 30, 2018 and December 31, 2017, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of June 30, 2018 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
15-year fixed rate:
3.5%	$99,150	$1,767	$100,917	$(248)	$100,669	$101.53	3.50%	4.8
20-year fixed rate:
4.0%	59,482	2,031	61,513	(171)	61,342	103.13	4.00%	6.9
30-year fixed rate:
3.5%	263,399	9,234	272,633	(9,827)	262,806	99.77	3.50%	8.6
4.0%	2,509,871	129,458	2,639,329	(63,581)	2,575,748	102.62	4.00%	7.8
4.5%	999,601	57,977	1,057,578	(7,705)	1,049,873	105.03	4.50%	7.5
5.5%	18	—	18	2	20	109.04	5.50%	6.1
Total/weighted- average 30-year fixed rate	3,772,889	196,669	3,969,558	(81,111)	3,888,447	103.06	4.10%	7.8
Total/weighted-average	$3,931,521	$200,467	$4,131,988	$(81,530)	$4,050,458	$103.03	4.08%	7.7

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Loss	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$2,231,564	$112,644	$2,344,208	$(41,349)	$2,302,859	$103.19	4.10%	7.6
Freddie Mac	1,699,957	87,823	1,787,780	(40,181)	1,747,599	102.80	4.05%	7.9
Total/weighted-average	$3,931,521	$200,467	$4,131,988	$(81,530)	$4,050,458	$103.03	4.08%	7.7

The actual constant prepayment rate for the Company’s agency MBS was 10.31% for the three months ended June 30, 2018. As of June 30, 2018, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 86% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of June 30, 2018 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
4.0% 30-year MBS purchase commitments	$100,000	$101,406	$101,906	$500
4.5% 30-year MBS purchase commitments	900,000	934,561	936,813	2,252
5.0% 30-year MBS purchase commitments	200,000	211,203	211,906	703
4.5% 30-year MBS sale commitments	(100,000)	(103,828)	(104,062)	(234)
Total net long agency TBA dollar roll positions	$1,100,000	$1,143,342	$1,146,563	$3,221

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of June 30, 2018, the interest rate hedging instruments primarily used by the Company were centrally cleared interest rate swap agreements and exchange-traded 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of June 30, 2018 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.34%	0.81%	2.0	$893
3 to less than 7 years	225,000	1.95%	2.32%	0.37%	3.8	331
7 to less than 10 years	2,000,000	2.18%	2.33%	0.15%	8.3	3,562
10 or more years	50,000	2.98%	2.33%	(0.65)%	29.7	258
Total / weighted-average	$3,325,000	1.97%	2.33%	0.36%	6.3	$5,044

In addition to interest rate swap agreements, the Company also has exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in September 2018, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. Information about the Company’s outstanding U.S. Treasury note futures contracts as of June 30, 2018 is as follows (dollars in thousands):

	Maturity Date	Notional Amount	Net Fair Value
10-year U.S. Treasury note futures	September 2018	$700,000	$1,422

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

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

The following table presents the net income (loss) available (attributable) to common stock reported for the three and six months ended June 30, 2018 and 2017, respectively (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$30,055	$31,461	$60,915	$61,804
Interest expense	19,193	12,528	35,749	22,594
Net interest income	10,862	18,933	25,166	39,210
Investment loss, net	(4,516)	(15,970)	(52,655)	(17,732)
General and administrative expenses	3,461	4,154	7,758	9,079
Income (loss) before income taxes	2,885	(1,191)	(35,247)	12,399
Income tax provision	6,493	16,737	24,744	25,073
Net loss	(3,608)	(17,928)	(59,991)	(12,674)
Dividend on preferred stock	(149)	(35)	(286)	(35)
Net loss attributable to common stock	$(3,757)	$(17,963)	$(60,277)	$(12,709)
Diluted loss per common share	$(0.13)	$(0.74)	$(2.14)	$(0.53)
Weighted-average diluted common shares outstanding	28,210	24,319	28,204	23,987

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $8.0 million, or 42.3%, from $18.9 million for the three months ended June 30, 2017 to $10.9 million for the three months ended June 30, 2018, and decreased $14.0, or 35.7%, from $39.2 million for the six months ended June 30, 2017 to $25.2 for the six months ended June 30, 2018. The decrease from the comparative periods is primarily attributable to 88 and 80 basis point increases for the three and six months ended June 30, 2018, respectively, in the average interest costs of our short-term secured financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by an increase in the average asset yields of our specified agency MBS.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on long-term unsecured debt, are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,993,901	$29,940	3.00%	$4,404,798	$31,397	2.85%
Other	—	115		—	64
	$3,993,901	30,055	3.01%	$4,404,798	31,461	2.86%
Short-term secured debt	$3,619,483	(17,936)	(1.96)%	$4,125,631	(11,314)	(1.08)%
Net interest income/spread		$12,119	1.05%		$20,147	1.78%
Net interest margin			1.21%			1.83%

	Six Months Ended June 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,061,987	$60,665	2.99%	$4,328,106	$61,683	2.85%
Other	—	250		—	121
	$4,061,987	60,915	3.00%	$4,328,106	61,804	2.86%
Short-term secured debt	$3,675,051	(33,261)	(1.80)%	$4,025,321	(20,173)	(1.00)%
Net interest income/spread		$27,654	1.20%		$41,631	1.86%
Net interest margin			1.36%			1.92%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	vs.			vs.
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$1,471	$(2,928)	$(1,457)	$2,775	$(3,793)	$(1,018)
Other	—	51	51	—	129	129
Short-term secured debt	(7,984)	1,362	(6,622)	(16,388)	3,300	(13,088)
	$(6,513)	$(1,515)	$(8,028)	$(13,613)	$(364)	$(13,977)

Economic Net Interest Income

Economic net interest income, a non-GAAP financial measure, represents the interest income earned net of the interest expense incurred from all of our interest bearing financial instruments as well as the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions. Economic net interest income is comprised of the following: (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income earned or expense incurred from interest rate swap agreements. We believe that economic net interest income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy, prior to the deduction of core general and administrative expenses. A full description of each of the three aforementioned components of economic net interest income is included within the “Non-GAAP Core Operating Income” section of this document.

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,993,901	$29,940	3.00%	$4,404,798	$31,397	2.85%
TBA dollar rolls (1)	1,412,914	6,742	1.91%	711,190	4,298	2.42%
Other	—	115		—	64
Short-term secured debt	3,619,483	(17,936)	(1.96)%	4,125,631	(11,314)	(1.08)%
Interest rate swaps (2)	3,415,591	2,483	0.29%	3,342,473	(5,293)	(0.63)%
Long-term unsecured debt	73,973	(1,257)	(6.80)%	73,750	(1,214)	(6.58)%
Economic net interest income/margin (3)		$20,087	1.58%		$17,938	1.50%

	Six Months Ended June 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,061,987	$60,665	2.99%	$4,328,106	$61,683	2.85%
TBA dollar rolls (1)	1,427,480	13,385	1.88%	633,018	7,696	2.43%
Other	—	250		—	121
Short-term secured debt	3,675,051	(33,261)	(1.80)%	4,025,321	(20,173)	(1.00)%
Interest rate swaps (2)	3,507,796	1,667	0.10%	3,277,209	(10,702)	(0.65)%
Long-term unsecured debt	73,945	(2,488)	(6.73)%	73,722	(2,421)	(6.57)%
Economic net interest income/margin (3)		$40,218	1.56%		$36,204	1.56%

(1)

TBA dollar roll average balance (average cost basis) is based upon the contractual price of the initial TBA purchase trade of each individual series of dollar roll transactions.  TBA dollar roll income is net of implied financing costs.

(2)

Interest rate swap cost represents the weighted average net receive (pay) rate in effect for the period, adjusted for “price alignment interest” income earned or expense incurred on cumulative variation margin paid or received, respectively.

(3)	Economic net interest margin rate excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	vs.			vs.
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$1,471	$(2,928)	$(1,457)	$2,775	$(3,793)	$(1,018)
TBA dollar rolls	(1,796)	4,240	2,444	(6,783)	12,472	5,689
Other	—	51	51	—	129	129
Short-term secured debt	(7,984)	1,362	(6,622)	(16,388)	3,300	(13,088)
Interest rate swaps	7,892	(116)	7,776	13,835	(1,466)	12,369
Long-term unsecured debt	(39)	(4)	(43)	(60)	(7)	(67)
	$(456)	$2,605	$2,149	$(6,621)	$10,635	$4,014

Economic net interest income for the three and six months ended June 30, 2018 increased relative to the comparative periods from the prior year due primarily to higher average portfolio balances primarily driven by deployment of capital raised subsequent to the comparative periods from prior year, partially offset by higher financing costs on the unhedged portion of our short-term secured financing arrangements and implied TBA financing driven primarily by an increase in prevailing benchmark short-term interest rates.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Losses) gains on trading investments, net	$(20,892)	$15,855	$(109,235)	$11,636
TBA and specified agency MBS commitments, net:
TBA dollar roll income	6,742	4,298	13,385	7,696
Other (losses) gains from TBA and specified agency MBS commitments, net	(13,427)	155	(52,446)	(45)
Total (losses) gains on TBA and specified agency MBS commitments, net	(6,685)	4,453	(39,061)	7,651
Interest rate derivatives:
Net interest income (expense) on interest rate swaps	2,483	(5,293)	1,667	(10,702)
Other gains (losses) from interest rate derivative instruments, net	20,254	(30,838)	93,600	(26,322)
Total gains (losses) on interest rate derivatives, net	22,737	(36,131)	95,267	(37,024)
Other, net	324	(147)	374	5
Investment loss, net	$(4,516)	$(15,970)	$(52,655)	$(17,732)

During the three and six months ended June 30, 2018, MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million, or 16.7%, from $4.2 million for the three months ended June 30, 2017 to $3.5 million for the three months ended June 30, 2018. General and administrative expenses decreased by $1.3 million, or 14.3%, from $9.1 million for the six months ended June 30, 2017 to $7.8 million for the six months ended June 30, 2018.

Compensation and benefits expenses decreased by $0.7 million, or 25.0%, from $2.8 million for the three months ended June 30, 2017 to $2.1 million for the three months ended June 30, 2018. Compensation and benefits expenses decreased by $1.1 million, or 17.7%, from $6.2 million for the six months ended June 30, 2017 to $5.1 million for the six months ended June 30, 2018. The decrease in compensation and benefits expenses for the three and six months ended June 30, 2018 is mostly attributable to a decrease in expected current year management cash incentive compensation and a decrease in long-term performance-based stock-based compensation due to the Company not expecting to achieve certain performance measures.

Other general and administrative expenses remained the same at $1.4 million for the three months ended June 30, 2017 and 2018. Other general and administrative expenses decreased by $0.1 million, or 3.6%, from $2.8 million for the six months ended June 30, 2018 to $2.7 million for the six months ended June 30, 2018.

Income Tax Provision

As of June 30, 2018, the Company continues to record a full valuation allowance against its deferred tax assets that are capital in tax character and no valuation allowance against its deferred tax assets that are ordinary in tax character. The Company enters into various hedging transactions to mitigate the interest rate sensitivity of its cost of borrowing and the value of its agency MBS investments. For income tax purposes, gains and losses from its agency MBS are capital in tax character while gains and losses from its interest rate swap hedges are ordinary in tax character. During the three and six months ended June 30, 2018, the Company had net investment losses on its agency MBS for which no income tax benefit was recorded since the Company records a full valuation allowance against its deferred tax assets that are capital in tax character. However, during the three and six months ended June 30, 2018, the Company had net investments gains on its interest rate swap hedges for which a deferred income tax provision was recorded.  As a result, the Company had an income tax provision for the three and six months ended June 30, 2018 of $6.5 million and $24.7 million, respectively.  For three and six months ended June 30, 2017, the Company had an income tax provision of $16.7 million and $25.1 million, respectively.

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), we reported “non-GAAP core operating income.” We define core operating income as “economic net interest income” less “core general and administrative expenses.”

Economic Net Interest Income

Economic net interest income, a non-GAAP financial measure, represents the interest income earned net of the interest expense incurred from all of our interest bearing financial instruments as well as the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions. Economic net interest income is comprised of the following: periodic (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income earned or expense incurred from interest rate swap agreements.

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

•

TBA agency MBS dollar roll income.  Dollar roll income represents the economic equivalent of net interest income (implied interest income net of financing costs) generated from our investments in non-specified fixed-rate agency MBS, executed through sequential series of forward-settling purchase and sale transactions that are settled on a net basis (known as “dollar roll” transactions). Dollar roll income is generated as a result of delaying, or “rolling,” the settlement of a forward-settling purchase of a TBA agency MBS by entering into an offsetting “spot” sale with the same counterparty prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward-settling purchase with the same counterparty of a TBA agency MBS of the same essential characteristics for a later settlement date at a price discount relative to the spot sale. The price discount of the forward-settling purchase relative to the contemporaneously executed spot sale reflects compensation for the interest income (inclusive of expected prepayments) that, at the time of sale, is expected to be foregone as a result of relinquishing beneficial ownership of the MBS from the settlement date of the spot sale until the settlement date of the forward purchase, net of implied repurchase financing costs. We calculate dollar roll income as the excess of the spot sale price over the forward-settling purchase price, and recognize this amount ratably over the period beginning on the settlement date of the sale and ending on the settlement date of the forward purchase. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income is reported as a component of the overall periodic change in the fair value of TBA forward commitments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net interest income	$10,862	$18,933	$25,166	$39,210
TBA dollar roll income	6,742	4,298	13,385	7,696
Interest rate swap net interest income (expense)	2,483	(5,293)	1,667	(10,702)
Economic net interest income	20,087	17,938	40,218	36,204
Core general and administrative expenses	(3,162)	(3,681)	(7,008)	(7,705)
Preferred stock dividend	(149)	(35)	(286)	(35)
Non-GAAP core operating income	$16,776	$14,222	$32,924	$28,464

Non-GAAP core operating income per diluted common share	$0.59	$0.58	$1.16	$1.18
Weighted average diluted common shares outstanding	28,463	24,552	28,447	24,226

The following table provides a reconciliation of GAAP pre-tax net (loss) income to non-GAAP core operating income for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP income (loss) before income taxes	$2,885	$(1,191)	$(35,247)	$12,399
Less:
Total investment loss, net	4,516	15,970	52,655	17,732
Stock-based compensation expense	299	473	750	1,374
Preferred stock dividend	(149)	(35)	(286)	(35)
Add back:
TBA dollar roll income	6,742	4,298	13,385	7,696
Interest rate swap net interest income (expense)	2,483	(5,293)	1,667	(10,702)
Non-GAAP core operating income	$16,776	$14,222	$32,924	$28,464

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

As of June 30, 2018, our debt-to-equity leverage ratio was 12.5 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e. repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our tangible stockholders’ equity and long-term unsecured debt. Tangible stockholders’ equity is measured as our stockholders’ equity less (plus) our net deferred tax asset (liability), and our long-term unsecured debt is measured as our long-term unsecured debt excluding any unamortized issuance costs.  As of June 30, 2018, our “at risk” short-term recourse financing to investable capital ratio was 12.0 to 1.

Cash Flows

As of June 30, 2018, our cash and cash equivalents totaled $18.7 million, representing a net decrease of $2.9 million from $21.6 million as of December 31, 2017. Cash provided by operating activities of $29.8 million during the six months ended June 30, 2018 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $88.4 million during the six months ended June 30, 2018 was primarily generated by purchases of new agency MBS offset by sales of agency MBS, receipt of principal payments from agency MBS, and net proceeds from settlements and deposits for margin on our interest rate derivative instruments. Cash provided by financing activities of $55.7 million during the six months ended June 30, 2018 was primarily generated by proceeds received from repurchase agreements used to finance a portion of our MBS investment portfolio and proceeds received from issuance of common and preferred stock, partially offset by dividend payments to stockholders.

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

As of June 30, 2018, liquid assets consisted primarily of cash and cash equivalents of $18.7 million and net investments in MBS of $304.9 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. The Company’s net investments in MBS is calculated as the sum of the Company’s total MBS investments at fair value and receivable for sold MBS, less the sum of the repurchase agreements outstanding and payable for purchased MBS.

Debt Capital

Long-Term Unsecured Debt

As of June 30, 2018, we had $74.0 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.3 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of June 30, 2018 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of June 30, 2018 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of June 30, 2018 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	June 30, 2018	December 31, 2017
Pledged with agency MBS:
Repurchase agreements outstanding	$3,752,582	$3,667,181
Agency MBS collateral, at fair value	3,959,656	3,858,815
Net amount (1)	207,074	191,634
Weighted-average rate	2.12%	1.56%
Weighted-average term to maturity	15.8 days	12.6 days
Maximum amount outstanding at any month-end during the period	$3,884,981	$4,292,755

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of June 30, 2018, we had outstanding repurchase agreement balances with 16 counterparties and have master repurchase agreements in place with a total of 21 counterparties located throughout North America, Europe and Asia. As of June 30, 2018, no more than 7.2% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 31.5% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of June 30, 2018 (dollars in thousands):

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	11	72.0%
Europe	1	8.3%
Asia	4	19.7%
	16	100.0%

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including (i) interest rate hedging instruments such as interest rate swaps, Eurodollar futures, interest rate swap futures, U.S. Treasury note futures, put and call options on U.S. Treasury note futures, and options on agency MBS, and (ii) derivative instruments that economically serve as investments such as TBA purchase and sale commitments.

Interest Rate Hedging Instruments

We exchange cash variation margin with the counterparties to our interest rate hedging instruments at least on a daily basis based upon daily changes in fair value as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. The clearing exchanges have the sole discretion to determine the value of the hedging instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our hedging agreements that we were not able to satisfy. However, if we encounter significant decreases in long-term interest rates, margin calls on our hedging agreements could result in a material adverse change in our liquidity position.

As of June 30, 2018, we had outstanding interest rate swaps and U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	June 30, 2018
	Notional	Net Fair	Collateral
	Amount	Value	Deposit
Interest rate swaps	$3,325,000	$5,044	$54,200
10-year U.S. Treasury note futures	700,000	1,422	7,350

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

Equity Capital

Common Equity Distribution Agreements

On February 22, 2017, the Company entered into separate common equity distribution agreements (the “Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock.

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

The following table provides information about the issuances of common stock under the Equity Distribution Agreement for the period indicated (dollars in thousands):

Class A Common Stock Issuances	Six Months Ended June 30, 2018
Shares issued	66,989
Weighted average public offering price	$10.96
Net proceeds (1)	$688

(1)	Net of selling commissions and expenses.

As of June 30, 2018, the Company had 1,461,728 shares of Class A common stock available for sale under the New Equity Distribution Agreements.

Preferred Stock

As of June 30, 2018, the Company had Series B Preferred Stock outstanding with a liquidation preference of $8,519.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB”. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date in 2018.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the period indicated (dollars in thousands):

Series B Preferred Stock Issuances	Six Months Ended June 30, 2018
Shares issued	37,461
Weighted average public offering price	$24.82
Net proceeds (1)	$899

(1)	Net of selling commissions and expenses.

As of June 30, 2018, the Company had 1,659,248 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock. As of June 30, 2018, 1,951,305 shares of Class A common stock remained available for repurchase under the repurchase program.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of June 30, 2018 and December 31, 2017, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of June 30, 2018 and December 31, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Interest Rate Risk

We are exposed to interest rate risk in our MBS portfolio. Our investments in MBS are financed with short-term borrowing facilities such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate hedging instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate hedging instruments include interest rate swaps as well as U.S.

Treasury note futures, options on U.S. Treasury note futures, and options on agency MBS. Historically, we have also utilized Eurodollar futures and interest rate swap futures.

Changes in both short- and long-term interest rates affect us in several ways, including our financial position. As interest rates increase, the fair value of fixed-rate agency MBS may be expected to decline, prepayment rates may be expected to decrease and duration may be expected to extend. However, an increase in interest rates results in an increase in the fair value of our interest rate hedging instruments. Conversely, if interest rates decline, the fair value of fixed-rate agency MBS is generally expected to increase while the fair value of our interest rate hedging instruments is expected to decline.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2018
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,050,458	$3,944,129	$4,138,582
TBA commitments	3,221	(21,683)	21,300
10-year U.S. Treasury note futures	1,422	28,586	(25,742)
Interest rate swaps	5,044	95,120	(85,036)
Equity available to common stock	297,948	283,956	286,910
Book value per common share	$10.52	$10.03	$10.13
Book value per common share percent change		(4.67)%	(3.72)%

	June 30, 2018
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,050,458	$3,824,490	$4,202,656
TBA commitments	3,221	(51,895)	32,886
10-year U.S. Treasury note futures	1,422	55,749	(52,905)
Interest rate swaps	5,044	185,197	(175,113)
Equity available to common stock	297,948	251,346	245,328
Book value per common share	$10.52	$8.88	$8.66
Book value per common share percent change		(15.60)%	(17.69)%

Spread Risk

Our investments in MBS expose us to “spread risk.”  Spread risk, also known as “basis risk,” is the risk of an increase in the spread between market participants’ required rate of return (or “market yield”) on our MBS and prevailing benchmark interest rates, such as the U.S. Treasury or interest rate swap rates.

The spread risk inherent to our investments in agency MBS and the resulting fluctuations in fair value of these securities can occur independent of changes in prevailing benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U. S. Federal Reserve, liquidity, or changes in market participants’ required rates of return on different assets. While we use interest rate hedging instruments to attempt to mitigate the sensitivity of our net book value to changes in prevailing benchmark interest rates, such instruments are generally not designed to mitigate spread risk inherent to our investment in agency MBS. Consequently, the value of our agency MBS and, in turn, our net book value, could decline independent of changes in interest rates.

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.6 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of June 30, 2018.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	June 30, 2018
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,050,458	$4,027,138	$4,073,778
TBA commitments	3,221	(2,644)	9,085
Equity available to common stock	297,948	268,764	327,132
Book value per common share	$10.52	$9.49	$11.55
Book value per common share percent change		(9.79)%	9.79%

	June 30, 2018
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,050,458	$3,992,158	$4,108,758
TBA commitments	3,221	(11,440)	17,881
Equity available to common stock	297,948	224,987	370,908
Book value per common share	$10.52	$7.95	$13.10
Book value per common share percent change		(24.49)%	24.49%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017; (iii) Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2018 and the Year Ended December 31, 2017; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: August 3, 2018