Form 10-Q
period 2018-09-30
Arlington Asset Investment Corp.
filed 2018-11-02
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2018:

Title	Outstanding
Class A Common Stock	30,345,646 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$32,199	$21,614
Interest receivable	14,818	12,546
Mortgage-backed securities, at fair value
Agency	4,399,466	4,054,424
Private-label	37	76
Derivative assets, at fair value	91	763
Deferred tax assets, net	—	800
Deposits, net	73,966	59,103
Other assets	15,835	11,203
Total assets	$4,536,412	$4,160,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$4,092,251	$3,667,181
Interest payable	4,241	4,418
Accrued compensation and benefits	3,665	5,015
Dividend payable	12,723	17,550
Derivative liabilities, at fair value	3,431	4,833
Deferred tax liabilities, net	33,639	—
Other liabilities	1,724	1,335
Long-term unsecured debt	74,048	73,880
Total liabilities	4,225,722	3,774,212
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 346,156 and 303,291 shares issued and outstanding, respectively (liquidation preference of $8,654 and $7,582, respectively)	8,138	7,108
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 30,345,646 and 28,140,721 shares issued and outstanding, respectively	303	281
Additional paid-in capital	1,997,281	1,974,941
Accumulated deficit	(1,695,032)	(1,596,013)
Total stockholders’ equity	310,690	386,317
Total liabilities and stockholders’ equity	$4,536,412	$4,160,529

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Agency mortgage-backed securities	$32,679	$28,771	$93,344	$90,454
Private-label mortgage-backed securities	2	2	16	82
Other	183	62	419	103
Total interest income	32,864	28,835	93,779	90,639
Interest expense
Short-term secured debt	21,265	12,748	54,526	32,921
Long-term unsecured debt	1,261	1,220	3,749	3,641
Total interest expense	22,526	13,968	58,275	36,562
Net interest income	10,338	14,867	35,504	54,077
Investment (loss) gain, net
(Loss) gain on trading investments, net	(37,878)	13,996	(147,113)	25,632
Gain (loss) from derivative instruments, net	35,620	(572)	91,826	(29,945)
Other, net	1	(56)	375	(51)
Total investment (loss) gain, net	(2,257)	13,368	(54,912)	(4,364)
General and administrative expenses
Compensation and benefits	2,833	3,449	7,934	9,698
Other general and administrative expenses	1,121	1,095	3,778	3,925
Total general and administrative expenses	3,954	4,544	11,712	13,623
Income (loss) before income taxes	4,127	23,691	(31,120)	36,090
Income tax provision	9,628	823	34,372	25,896
Net (loss) income	(5,501)	22,868	(65,492)	10,194
Dividend on preferred stock	(151)	(83)	(437)	(118)
Net (loss) income (attributable) available to common stock	$(5,652)	$22,785	$(65,929)	$10,076
Basic (loss) earnings per common share	$(0.19)	$0.86	$(2.31)	$0.41
Diluted (loss) earnings per common share	$(0.19)	$0.85	$(2.31)	$0.40
Weighted-average common shares outstanding (in thousands)
Basic	29,382	26,377	28,601	24,793
Diluted	29,382	26,856	28,601	25,143

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Preferred Stock (#)	Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2016	—	$—	23,607,111	$236	20,256	$—	$1,910,284	$(1,551,707)	$358,813
Net income	—	—	—	—	—	—	—	17,435	17,435
Conversion of Class B common stock to Class A common stock	—	—	20,256	—	(20,256)	—	—	—	—
Issuance of Class A common stock	—	—	4,472,083	45	—	—	61,168	—	61,213
Issuance of Class A common stock under stock-based compensation plans	—	—	74,000	—	—	—	—	—	—
Issuance of Series B preferred stock	303,291	7,108	—	—	—	—	—	—	7,108
Repurchase of Class A common stock under stock-based compensation plans	—	—	(32,729)	—	—	—	(437)	—	(437)
Stock-based compensation	—	—	—	—	—	—	3,926	—	3,926
Dividends declared (1)	—	—	—	—	—	—	—	(61,741)	(61,741)
Balances, December 31, 2017	303,291	7,108	28,140,721	281	—	—	1,974,941	(1,596,013)	386,317
Net loss	—	—	—	—	—	—	—	(65,492)	(65,492)
Issuance of Class A common stock	—	—	2,074,205	21	—	—	21,044	—	21,065
Issuance of Class A common stock under stock-based compensation plans	—	—	164,585	1	—	—	123	—	124
Issuance of Series B preferred stock	42,865	1,030	—	—	—	—	—	—	1,030
Cumulative-effect of accounting change (see Note 2)	—	—	—	—	—	—	—	4,059	4,059
Repurchase of Class A common stock under stock-based compensation plans	—	—	(33,865)	—	—	—	(327)	—	(327)
Stock-based compensation	—	—	—	—	—	—	1,500	—	1,500
Dividends declared (1)	—	—	—	—	—	—	—	(37,586)	(37,586)
Balances, September 30, 2018	346,156	$8,138	30,345,646	$303	—	$—	$1,997,281	$(1,695,032)	$310,690

(1)

The Board of Directors approved and the Company declared and paid dividends of $2.275 and $1.30 per common share for the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively. The Board of Directors approved and the Company declared and paid dividends of $1.113 and $1.3125 per preferred share for the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively.

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(65,492)	$10,194
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investment loss, net	54,912	4,364
Net premium amortization on mortgage-backed securities	24,580	24,767
Deferred tax provision	34,372	25,376
Other	1,476	2,314
Changes in operating assets
Interest receivable	(2,272)	(782)
Other assets	(153)	412
Changes in operating liabilities
Interest payable and other liabilities	84	(506)
Accrued compensation and benefits	(1,350)	(1,196)
Net cash provided by operating activities	46,157	64,943
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(2,699,857)	(2,140,604)
Proceeds from sales of agency mortgage-backed securities	1,815,796	1,629,698
Receipt of principal payments on agency mortgage-backed securities	367,356	357,643
Proceeds from (payments for) derivatives and deposits, net	76,232	(9,809)
Other	29	1,411
Net cash used in investing activities	(440,444)	(161,661)
Cash flows from financing activities:
Proceeds from repurchase agreements, net	425,070	45,736
Proceeds from issuance of common stock	21,065	59,913
Proceeds from issuance of preferred stock	1,030	6,904
Dividends paid	(42,293)	(44,261)
Net cash provided by financing activities	404,872	68,292
Net increase (decrease) in cash and cash equivalents	10,585	(28,426)
Cash and cash equivalents, beginning of period	21,614	54,794
Cash and cash equivalents, end of period	$32,199	$26,368
Supplemental cash flow information:
Cash payments for interest	$58,284	$37,015
Cash payments for taxes	$—	$—

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that acquires and holds residential mortgage-related assets, primarily comprised of residential mortgage-backed securities (“MBS”). The Company’s investments in residential MBS include (i) residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), government-sponsored enterprises (“GSEs”) or the Government National Mortgage Association (“Ginnie Mae”), a U.S. government agency, which are collectively referred to as “agency MBS,” and (ii) residential MBS issued by private institutions for which the principal and interest payments are not guaranteed by a GSE, which are referred to as “private-label MBS” or “non-agency MBS.”

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

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Although the Company bases these estimates and assumptions on historical experience and all other reasonably available information that the Company believes to be relevant under the circumstances, such estimates frequently require management to exercise significant subjective judgment about matters that are inherently uncertain. Actual results may differ from these estimates materially.

Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on the previously reported net income, other comprehensive income, total assets or total liabilities.

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of September 30, 2018 and December 31, 2017, approximately 99% and 98%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

January 1, 2019

As of September 30, 2018, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

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

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of September 30, 2018 and December 31, 2017, the Company had $4,399,466 and $4,054,424, respectively, of fair value in agency MBS classified as trading securities. As of September 30, 2018, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(29,744)	$12,715	$(103,536)	$22,178
Agency MBS sold during the period	(8,113)	1,296	(43,547)	3,421
Total	$(37,857)	$14,011	$(147,083)	$25,599

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

As of September 30, 2018 and December 31, 2017, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	September 30, 2018	December 31, 2017
Pledged with agency MBS:
Repurchase agreements outstanding	$4,092,251	$3,667,181
Agency MBS collateral, at fair value	4,303,913	3,858,815
Net amount (1)	211,662	191,634
Weighted-average rate	2.30%	1.56%
Weighted-average term to maturity	15.3 days	12.6 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Weighted-average outstanding balance during the three months ended	$3,841,280	$3,819,095
Weighted-average rate during the three months ended	2.17%	1.31%
Weighted-average outstanding balance during the nine months ended	$3,730,460	$3,956,579
Weighted-average rate during the nine months ended	1.93%	1.10%

Long-Term Unsecured Debt

As of September 30, 2018 and December 31, 2017, the Company had $74,048 and $73,880, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,252 and $1,420, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	September 30, 2018			December 31, 2017
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	5.09%	6.75%	6.625%	4.11%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

The Company exchanges cash “variation margin” with the counterparties to its interest rate derivative instruments at least on a daily basis based upon daily changes in fair value as measured by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those derivatives are cleared. In addition, the CME requires market participants to deposit and maintain an “initial margin” amount which is determined by the CME and is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. However, futures commission merchants may require “initial margin” in excess of the CME’s requirement.

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

To-Be-Announced Agency MBS Transactions, Including “Dollar Rolls”

In addition to interest rate derivatives that are used for interest rate risk management, the Company is a party to derivative instruments that economically serve as investments, such as forward commitments to purchase fixed-rate “pass-through” agency MBS on a non-specified pool basis, which are known as to-be-announced (“TBA”) securities. A TBA security is a forward commitment for the purchase or sale of a fixed-rate agency MBS at a predetermined price, face amount, issuer, coupon, and stated maturity for settlement on an agreed upon future date. The specific agency MBS that will be delivered to satisfy the TBA trade is not known at the inception of the trade. The specific agency MBS to be delivered is determined 48 hours prior to the settlement date. The Company accounts for TBA securities as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA commitment that its settlement will result in physical delivery of the underlying agency MBS, or the individual TBA commitment will not settle in the shortest time period possible.

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

Under the terms of these forward commitments, the daily exchange of variation margin may occur based on changes in the fair value of the agency MBS commitments if a party to the transaction demands it. Receivables recognized for the right to reclaim cash collateral posted by the Company in respect of TBA transactions is included in the line item “deposits, net” in the accompanying consolidated balance sheets. Liabilities recognized for the obligation to return cash collateral received by the Company in respect of TBA transactions is included in the line item “other liabilities” in the accompanying consolidated balance sheets.

In addition to TBA transactions, the Company may, from time to time, enter into commitments to purchase or sell specified agency MBS that do not qualify as regular-way security trades. Such commitments are also accounted for as derivative instruments.

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$91	$(1,124)	$—	$(3,338)
5-year U.S. Treasury note futures	—	—	—	(20)
10-year U.S. Treasury note futures	—	(219)	—	(1,321)
TBA commitments	—	(2,088)	763	(154)
Total	$91	$(3,431)	$763	$(4,833)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of September 30, 2018:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.33%	0.80%	1.8	$(225)
3 to less than 7 years	225,000	1.95%	2.35%	0.40%	3.5	(77)
7 to less than 10 years	2,050,000	2.34%	2.33%	(0.01)%	8.6	(822)
10 or more years	150,000	3.01%	2.32%	(0.69)%	29.8	91
Total / weighted-average	$3,475,000	2.10%	2.33%	0.23%	7.1	$(1,033)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,300,000	1.28%	1.51%	0.23%	1.8	$(248)
3 to less than 7 years	700,000	1.87%	1.48%	(0.39)%	3.9	(454)
7 to 10 years	1,600,000	1.90%	1.55%	(0.35)%	8.3	(2,636)
Total / weighted-average	$3,600,000	1.67%	1.52%	(0.15)%	5.1	$(3,338)

U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of September 30, 2018 are short positions with an aggregate notional amount of $700,000 that mature in December 2018. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. As of December 31, 2017, the Company held short positions of 5-year and 10-year U.S. Treasury note futures with aggregate notional amounts of $21,600 and $650,000, respectively, with a maturity date in March 2018.

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

As of September 30, 2018 and December 31, 2017, the Company had no outstanding options on 10-year U.S. Treasury note futures contracts.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	September 30, 2018
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
4.5% 30-year MBS purchase commitments	$250,000	$258,549	$257,945	$(604)
5.0% 30-year MBS purchase commitments	500,000	524,797	523,313	(1,484)
Total TBA commitments, net	$750,000	$783,346	$781,258	$(2,088)

	December 31, 2017
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.0% 15-year MBS purchase commitments	$250,000	$254,873	$254,766	$(107)
3.5% 30-year MBS purchase commitments	1,015,000	1,041,496	1,042,212	716
Total TBA commitments, net	$1,265,000	$1,296,369	$1,296,978	$609

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate derivatives:
Interest rate swaps:
Net interest income (expense) (1)	$2,295	$(4,198)	$3,962	$(14,900)
Unrealized gains (losses), net	11,386	10,833	66,023	(7,991)
Gains (losses) realized upon early termination	17,567	(14,137)	38,050	(13,441)
Total interest rate swap gains (losses), net	31,248	(7,502)	108,035	(36,332)
U.S. Treasury note futures, net	8,691	(133)	27,171	(2,174)
Options on U.S. Treasury note futures, net	—	(147)	—	(6,300)
Other, net	—	(221)	—	(221)
Total interest rate derivative gains (losses), net	39,939	(8,003)	135,206	(45,027)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	4,604	6,424	17,989	14,120
Other (losses) gains on agency MBS commitments, net	(8,923)	1,007	(61,369)	962
Total (losses) gains on agency MBS commitments, net	(4,319)	7,431	(43,380)	15,082
Total derivative gains (losses), net	$35,620	$(572)	$91,826	$(29,945)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended September 30, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,325,000	$750,000	$—	$(600,000)	$3,475,000
10-year U.S. Treasury note futures	700,000	700,000	(700,000)	—	700,000
Commitments to purchase (sell) MBS, net	1,100,000	3,050,000	(3,400,000)	—	750,000

	For the Three Months Ended September 30, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,850,000	$500,000	$—	$(500,000)	$3,850,000
10-year U.S. Treasury note futures	350,000	351,000	(351,000)	—	350,000
Purchased call options on 10-year U.S. Treasury note futures	700,000	950,000	(1,500,000)	—	150,000
Purchased put options on agency MBS	—	700,000	—	—	700,000
Commitments to purchase (sell) MBS, net	1,110,000	4,160,000	(3,915,000)	—	1,355,000

	For the Nine Months Ended September 30, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$1,300,000	$—	$(1,425,000)	$3,475,000
5-year U.S. Treasury note futures	21,600	—	(21,600)	—	—
10-year U.S. Treasury note futures	650,000	2,550,000	(2,500,000)	—	700,000
Commitments to purchase (sell) MBS, net	1,265,000	11,170,000	(11,685,000)	—	750,000

	For the Nine Months Ended September 30, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,700,000	$1,275,000	$—	$(1,125,000)	$3,850,000
10-year U.S. Treasury note futures	—	1,196,100	(846,100)	—	350,000
Purchased put options on 10-year U.S. Treasury note futures	1,650,000	2,540,000	(4,190,000)	—	—
Sold call options on 10-year U.S. Treasury note futures	1,000,000	2,450,000	(3,450,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	1,000,000	3,350,000	(4,200,000)	—	150,000
Purchased put options on agency MBS	—	700,000	—	—	700,000
Commitments to purchase (sell) MBS, net	725,000	8,475,000	(7,845,000)	—	1,355,000

Cash Collateral Posted for Derivative Instruments and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	September 30, 2018	December 31, 2017
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$62,787	$46,218
U.S. Treasury note futures (cash initial margin)	7,350	6,960
Unsettled MBS trades and TBA commitments, net	3,829	5,925
Total cash collateral posted	$73,966	$59,103

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of September 30, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$91	$—	$91	$(91)	$—	$—
Total derivative instruments	91	—	91	(91)	—	—
Total assets	$91	$—	$91	$(91)	$—	$—
Liabilities:
Derivative instruments:
Interest rate swaps	$1,124	$—	$1,124	$(91)	$(1,033)	$—
10-year U.S. Treasury note futures	219	—	219	—	(219)	—
TBA commitments	2,088	—	2,088	—	(2,088)	—
Total derivative instruments	3,431	—	3,431	(91)	(3,340)	—
Repurchase agreements	4,092,251	—	4,092,251	(4,092,251)	—	—
Total liabilities	$4,095,682	$—	$4,095,682	$(4,092,342)	$(3,340)	$—

	As of December 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$763	$—	$763	$—	$—	$763
Total derivative instruments	763	—	763	—	—	763
Total assets	$763	$—	$763	$—	$—	$763
Liabilities:
Derivative instruments:
Interest rate swaps	$3,338	$—	$3,338	$—	$(3,338)	$—
U.S. Treasury note futures	1,341	—	1,341	—	(1,341)	—
TBA commitments	154	—	154	—	(154)	—
Total derivative instruments	4,833	—	4,833	—	(4,833)	—
Repurchase agreements	3,667,181	—	3,667,181	(3,667,181)	—	—
Total liabilities	$3,672,014	$—	$3,672,014	$(3,667,181)	$(4,833)	$—

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

Other

Long-term unsecured debt - As of September 30, 2018 and December 31, 2017, the carrying value of the Company’s long-term unsecured debt was $74,048 and $73,880, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $69,740 and $70,314 as of September 30, 2018 and December 31, 2017, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds – As of September 30, 2018, the Company had investment in equity securities and investment funds measured at fair value of $6,133, which is included in the line item “other assets” in the accompanying consolidated balance sheets. ASU No. 2016-01, effective January 1, 2018, requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings. Upon the adoption of ASU No. 2016-01, the Company recognized a cumulative-effect increase of $4,059 (net of taxes) in stockholders’ equity representing, as of January 1, 2018, the excess of fair value over historical cost of its investments in equity securities that were previously carried at their historical cost (net of impairments). As of December 31, 2017, the Company had investments in equity securities and investment funds with a carrying amount of $1,675, which are included in the line item “other assets” in the accompanying consolidated balance sheets. As of December 31, 2017, $439 of these investments represented securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets. The remaining $1,236 in investments in equity securities of non-public companies and investment funds as of December 31, 2017 were measured at cost, net of impairments. The Company’s estimate of the total fair value of investments in equity securities and investment funds was $5,801 as of December 31, 2017.

Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee which it then “waterfalls” over the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include a discount factor, representing a discount for lack of marketability and control, applied to the fair value of the entity’s net assets and a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of September 30, 2018, the discount factor for lack of marketability and control and the cost of equity discount rate used as inputs were 8 percent and 12 percent, respectively. As of December 31, 2017, the discount factor for lack of marketability and control was estimated to be 20 percent.  For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,399,466	$—	$4,399,466	$—
Private-label MBS	37	—	—	37
Total MBS	4,399,503	—	4,399,466	37
Derivative assets	91	—	91	—
Derivative liabilities	(3,431)	(219)	(3,212)	—
Other assets	6,133	—	—	6,133
Total	$4,402,296	$(219)	$4,396,345	$6,170

	December 31, 2017
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,054,424	$—	$4,054,424	$—
Private-label MBS	76	—	—	76
Total MBS	4,054,500	—	4,054,424	76
Derivative assets	763	—	763	—
Derivative liabilities	(4,833)	(1,341)	(3,492)	—
Other assets	439	—	—	439
Total	$4,050,869	$(1,341)	$4,051,695	$515

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the three and nine months ended September 30, 2018 or the year ended December 31, 2017.

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$6,235	$618	$515	$1,799
Addition of certain investments in equity securities as of January 1, 2018	—	—	5,362	—
Included in investment gain (loss), net	(21)	(116)	343	(55)
Purchases	—	—	—	—
Sales	—	—	—	(1,268)
Payments, net	(46)	(6)	(66)	(60)
Accretion of discount	2	2	16	82
Ending balance	$6,170	$498	$6,170	$498
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(21)	$(116)	$343	$(113)

Note 8. Income Taxes

Arlington Asset is subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).  As of September 30, 2018, the Company had estimated net operating loss (“NOL”) carryforwards of $27,988 that can be used to offset future taxable ordinary income.  The Company’s NOL carryforwards begin to expire in 2027.  As of September 30, 2018, the Company had estimated net capital loss (“NCL”) carryforwards of $390,923 that can be used to offset future net capital gains.  The scheduled expirations of the Company’s NCL carryforwards are $136,840 in 2019, $102,927 in 2020, $70,319 in 2021, $3,763 in 2022 and $77,074 in 2023.

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

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that are not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act, the corporate AMT is repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021. As a result, the realizability of the Company’s AMT credit carryforward is now certain and will now be realized as either a cash refund or as an offset to future regular tax liabilities or a combination of both. Accordingly, the Company reclassified its AMT credit carryforward from net deferred tax assets to a receivable as of December 31, 2017. As of September 30, 2018 and December 31, 2017, the Company had AMT credit carryforwards of $9,132 and $9,133, respectively, included in other assets on the accompanying consolidated balance sheets.

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

As of September 30, 2018 and December 31, 2017, the Company determined that it should record a full valuation allowance against its deferred tax assets that are capital in nature, which consists of its NCL carryforwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.  As of September 30, 2018 and December 31, 2017, the Company determined that it should not record any valuation allowance against its deferred tax assets that are ordinary in nature, which consists of its NOL carryforwards and temporary GAAP to tax differences that are expected to result in deductions from ordinary income in future periods. For the three and nine months ended September 30, 2018, the Company recorded an increase to its valuation allowance of $8,503 and $40,833, respectively.

Deferred tax assets and liabilities consisted of the following as of the dates indicated:

	September 30, 2018	December 31, 2017
Ordinary deferred tax assets:
NOL carryforward	$7,204	$15,619
Deferred net loss on designated hedges	—	4,381
Stock-based compensation	1,726	1,999
Other, net	86	19
Total ordinary deferred tax assets	9,016	22,018
Ordinary deferred tax liabilities:
Deferred net gain on designated hedges	(4,443)	—
Net unrealized gain on designated hedges	(38,212)	(21,218)
Total ordinary deferred tax liabilities	(42,655)	(21,218)
Ordinary deferred tax (liabilities) assets, net	(33,639)	800

Capital deferred tax assets:
NCL carryforward	100,624	80,895
Net unrealized loss on investments	44,535	23,431
Valuation allowance	(145,159)	(104,326)
Total capital deferred tax assets, net	—	—
Total deferred tax (liabilities) assets, net	$(33,639)	$800

The Company expects to fully utilize its net operating loss carryforward during 2019, although changes to the composition and size of the portfolio and actual higher or lower than expected future taxable income could change that estimate.  As a result, the Company is currently evaluating possible long-term tax structures, including potentially electing to be taxed as a real estate investment trust (“REIT”) as early as January 1, 2019.  However, there is no certainty as to the timing of a REIT election or whether the Company will make a REIT election at all.  If the Company were to elect to be taxed as a REIT, it would require, among other things, approval from its board of directors and certain changes to its organization documents.  The Company does not anticipate that significant modifications to its investment portfolio or operations would be required to qualify as a REIT.  If or when the Company determines that it is prepared to qualify as a REIT in all material respects and it commits itself to a REIT election, the Company expects that its deferred tax assets and liabilities would be derecognized from its consolidated balance sheets with a corresponding impact to its consolidated statements of comprehensive income.

On May 30, 2018, the Company received an assessment of $9,380 from Arlington County, Virginia for a business, professional and occupation license (“BPOL”) tax for calendar year 2017.  The BPOL tax is a local privilege tax on a business’ gross receipts for conducting business activities subject to licensure within Arlington County.  The Company has not been assessed or paid any such BPOL tax prior to calendar year 2017.  The Company does not believe it is subject to the BPOL tax. During the second quarter of 2018, the Company filed an administrative appeal with Arlington County. During the third quarter of 2018, Arlington County denied the Company’s administrative appeal and, subsequently, the Company filed an administrative appeal with the Tax Commissioner of Virginia.  The Company intends to fully contest the assessment. As of September 30, 2018, the Company does not believe that it is probable that is has incurred a BPOL tax liability.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2018	2017	2018	2017
Basic weighted-average common shares outstanding	29,382	26,377	28,601	24,793
Performance share units and unvested restricted stock	—	479	—	350
Diluted weighted-average common shares outstanding	29,382	26,856	28,601	25,143
Net (loss) income (attributable) available to common stock	$(5,652)	$22,785	$(65,929)	$10,076
Basic (loss) earnings per common share	$(0.19)	$0.86	$(2.31)	$0.41
Diluted (loss) earnings per common share	$(0.19)	$0.85	$(2.31)	$0.40

 The diluted loss per share for the three and nine months ended September 30, 2018 did not include the antidilutive effect of 335,491 and 273,979 shares of unvested shares of restricted stock and performance share units, respectively.

Note 10. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share.  Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company.

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

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.375	September 13	September 28	October 31
June 30	0.375	June 14	June 29	July 31
March 31	0.550	March 15	March 29	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2017:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.550	December 14	December 29	January 31, 2018
September 30	0.550	September 14	September 29	October 31
June 30	0.550	June 16	June 30	July 31
March 31	0.625	March 14	March 31	April 28

Common Equity Distribution Agreements

On May 24, 2013, the Company entered into separate common equity distribution agreements (the “Prior Equity Distribution Agreements”) with equity sales agents RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC pursuant to which the Company may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. On February 23, 2017, the Company terminated the Prior Equity Distribution Agreements. On February 22, 2017, the Company entered into new separate common equity distribution agreements (the “New Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock. On August 10, 2018, the Company entered into separate amendments to the New Equity Distribution Agreements (the “Amended New Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, B. Riley FBR, Inc. (formerly, FBR Capital Markets & Co.), JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 12,597,423 shares of the Company’s Class A common stock.

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

The following table provides information about the issuances of common stock under the equity distribution agreements for the periods indicated:

Class A Common Stock Issuances	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Shares issued	2,074,205	4,472,083
Weighted average public offering price	$10.33	$13.88
Net proceeds (1)	$21,065	$61,213

(1)	Net of selling commissions and expenses.

As of September 30, 2018, the Company had 11,837,443 shares of Class A common stock available for sale under the Amended New Equity Distribution Agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the three and nine months ended September 30, 2018 and the year ended December 31, 2017. As of September 30, 2018, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

Preferred Stock

The Company has authorized preferred share capital of 2,000,000 shares of 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (the “Series B Preferred Stock”), par value of $0.01 per share, and 100,000 authorized and unissued shares designated as Series A Preferred Stock, and 22,900,000 shares of undesignated preferred stock. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue additional preferred stock in one or more series and to fix the terms and rights of the preferred stock.

In May 2017, the Company completed an initial public offering in which 135,000 shares of its Series B Preferred Stock were issued to the public at a public offering price of $24.00 per share for proceeds net of underwriting discounts and commissions and expenses of $3,018. The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.”

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. We have declared and paid all required quarterly dividends on the Company’s Series B Preferred Stock to date in 2018.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the periods indicated:

Series B Preferred Stock Issuances	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Shares issued	42,865	168,291
Weighted average public offering price	$24.78	$24.95
Net proceeds (1)	$1,030	$4,090

(1)	Net of selling commissions and expenses.

As of September 30, 2018, the Company had 1,653,844 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

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

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of September 30, 2018, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 3.06% as of September 30, 2018, a 20 basis point increase from the prior quarter end.  The U.S. Treasury rate curve continued to flatten during the quarter as the spread between the 2-year and 10-year U.S. Treasury rate narrowed nine basis points with the short-end outpacing the long-end of the interest rate curve.  The spread between 10-year U.S. Treasury rates and interest rate swaps narrowed by one basis point during the third quarter of 2018 with the 10-year swap rate ending at 3.12% as of September 30, 2018.  Interest rate and market volatility continued to be at heightened levels during the third quarter of 2018.  Reduced Federal Reserve support for agency MBS, rate volatility and other factors led to pricing of agency MBS modestly underperforming interest rate hedges during the third quarter of 2018.  In general, lower coupon fixed-rate agency MBS underperformed higher coupon fixed-rate agency MBS during the third quarter of 2018.

On September 26, 2018, the Federal Open Market Committee (“FOMC”) announced that it was raising the target federal funds rate by 25 basis points to a range of 2.00% to 2.25%, its third 25 basis point increase in 2018.  The FOMC commented that the labor market has continued to strengthen and that economic activity has been rising at a strong rate.  In its statement, the FOMC stated that further gradual increases in the target range for the federal funds rate will be consistent with sustained expansion of economic activity, strong labor market conditions, and inflation near its 2% objective over the medium term.  In determining the timing and size of future adjustments to the target range for the federal funds rate driven, the FOMC is expected to assess realized and expected economic conditions relative to its maximum employment objective and its symmetric 2% inflation objective.  Based on federal fund futures prices, market participants currently expect that the FOMC will raise the target federal funds rate one more time during 2018.  In its September 26, 2018 statement, the FOMC stated that it is continuing to execute its previously announced balance sheet normalization policy of gradually decreasing its reinvestment of U.S. Treasury securities and agency MBS.

During the third quarter of 2018, prepayment speeds in the fixed-rate 30-year residential mortgage market remained relatively unchanged from the prior quarter.  Housing prices continue to improve as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 6.0% annual gain in July 2018 and the overall index reaching a historical high.  The favorable economy, moderate mortgage rates and low supply of homes for sale have driven the continued gains in housing although the increases in housing prices has begun to slow.

The following table presents certain key market data as of the dates indicated:

	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	Change - Third Quarter 2018

30-Year FNMA Fixed Rate MBS (1)
3.5%	103.05	102.73	100.20	99.45	98.39	(1.06)
4.0%	105.27	104.61	102.61	101.92	100.95	(0.97)
4.5%	107.33	106.42	104.70	104.08	103.14	(0.94)
5.0%	109.07	107.48	106.83	105.95	104.98	(0.97)

U.S. Treasury Rates (UST)
2-year UST	1.48%	1.89%	2.27%	2.53%	2.82%	0.29
3-year UST	1.62%	1.98%	2.38%	2.62%	2.88%	0.26
5-year UST	1.94%	2.21%	2.56%	2.74%	2.95%	0.21
7-year UST	2.17%	2.33%	2.69%	2.82%	3.02%	0.20
10-year UST	2.33%	2.41%	2.74%	2.86%	3.06%	0.20
30-year UST	2.86%	2.74%	2.97%	2.99%	3.21%	0.22
2-year UST to 10-year UST spread	0.85	0.52	0.47	0.33	0.24	(0.09)

Interest Rate Swap Rates
2-year swap	1.74%	2.08%	2.58%	2.81%	2.99%	0.18
3-year swap	1.86%	2.17%	2.66%	2.86%	3.05%	0.19
5-year swap	2.00%	2.24%	2.71%	2.89%	3.07%	0.18
7-year swap	2.14%	2.31%	2.73%	2.90%	3.09%	0.19
10-year swap	2.29%	2.40%	2.79%	2.93%	3.12%	0.19
30-year swap	2.53%	2.54%	2.82%	2.93%	3.13%	0.20
2-year swap to 2-year UST spread	0.26	0.19	0.31	0.28	0.17	(0.11)
10-year swap to 10-year UST spread	(0.04)	(0.01)	0.05	0.07	0.06	(0.01)

London Interbank Offered Rates (LIBOR)
1-month LIBOR	1.23%	1.56%	1.88%	2.09%	2.26%	0.17
3-month LIBOR	1.33%	1.69%	2.31%	2.34%	2.40%	0.06

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

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

Evaluation of REIT Election

We are subject to taxation as a corporation under the Internal Revenue Code.  As of September 30, 2018, we estimated our net operating loss ("NOL") carryforward at $28.0 million that begins to expire in 2027, our net capital loss ("NCL") carryforward at $390.9 million that begins to expire in 2019, and our alternative minimum tax ("AMT") credit carryforward at $9.1 million that does not expire.  Our estimated loss and tax credit carryforwards as of September 30, 2018 are subject to potential adjustments up to the time of filing our income tax returns.  We expect to fully utilize our net operating loss carryforward during 2019, although changes to the composition and size of the portfolio and actual higher or lower than expected future taxable income could change that estimate.  As a result, we are currently evaluating possible long-term tax structures, including potentially electing to be taxed as a REIT as early as January 1, 2019.  However, there is no certainty as to the timing of a REIT election or whether we will make a REIT election at all.  If we were to elect REIT status, it would require, among other things, approval from our board of directors and certain changes to our organization documents.  If we were to elect REIT status, we do not anticipate significant modifications to our investment portfolio or operations to qualify as a REIT.  We also expect that, as a REIT, our presentation of book value would be equivalent to our current presentation of tangible book value.

Executive Summary

The following are some key financial highlights for the quarter ended September 30, 2018:

•	$9.95 per common share of GAAP book value as of September 30, 2018, a decrease of 5.4% from the prior quarter end, primarily driven by
o	a deferred income tax provision of $0.33 per common share
o	a net investment loss on the Company’s hedged investment portfolio due to a modest underperformance of the pricing of the Company’s agency MBS investments relative to its interest rate hedges
o	partially offset by retention of a portion of the Company’s non-GAAP core operating income (1)
•	$11.06 per common share of tangible book value as of September 30, 2018, a decrease of 2.7% from the prior quarter end
•	$0.375 of declared dividends per common share
o	total annualized economic return of 2.3% measured as the change in tangible book value per common share plus the quarterly dividend per common share
•	$0.19 per diluted common share of net loss
•	$0.14 per diluted common share of pre-tax net income
•	$0.47 per diluted common share of non-GAAP core operating income (1)
•	Net interest income of $10.3 million compared to $10.9 million in the second quarter of 2018, driven primarily by:
o	a 21 basis point increase in weighted average short-term secured financing costs resulting primarily from hikes in the targeted federal funds rate from the Federal Reserve
o	lower weighted average investment volumes, partially offset by
o	higher weighted average agency MBS asset yields (3.11% versus 3.00%) due to current quarter reinvestments at higher current yields
•

Economic net interest income, which includes TBA dollar roll income and net interest income earned or expense incurred from interest rate swaps, of $17.2 million compared to $20.1 million in the second quarter of 2018 (1)

As of September 30, 2018, our agency MBS investment portfolio totaled $5,180 million, comprised of $4,399 million of specified agency MBS and $781 million of net commitments to purchase TBA agency MBS.  The advantage of higher risk adjusted returns in the TBA dollar roll market as compared to owning specified agency MBS financed with repurchase agreement financing has been reduced resulting in a reduction in our investment allocation to TBA agency MBS during the third quarter of 2018. We generated TBA dollar roll income of $4.6 million during the third quarter of 2018 compared to $6.7 million in the second quarter of 2018. For GAAP reporting purposes, TBA dollar roll income is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

As of September 30, 2018, we had $4,092 million of repurchase agreement financing outstanding. We maintain a substantial hedge position consisting primarily of interest rate swaps coupled with short positions in 10-year U.S. Treasury note futures to mitigate the interest rate sensitivity of our cost of borrowing and the value of our fixed-rate agency MBS portfolio over the long-term. As of September 30, 2018, we had $3,475 million in notional amount of interest rate swaps with a weighted average fixed pay rate of 2.10% and a weighted average maturity of 7.1 years, which has the economic effect of locking into a fixed cost of funding on our repurchase agreement financing for the term of the interest rate swap agreements and, thereby, mitigating the impact of rising interest rates on the cost of our borrowings. During the third quarter of 2018, we extended the duration of our interest rate swap position by terminating $600 million in notional amount of interest rate swaps with a remaining maturity of 8.1 years and replaced them with $750 million in notional amount of interest rate swaps with an average maturity of 12.7 years. For GAAP reporting purposes, the net interest income earned or expense incurred from interest rate swap agreements is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

The Company’s non-GAAP core operating income and economic net interest income were lower than the prior quarter due to the favorable funding dynamic of repurchase agreement financing hedged with interest rate swaps that we experienced last quarter reverting more towards the mean in the third quarter of 2018. The Company receives three-month LIBOR on the receive leg of its interest rate swaps which are reset every three months on the respective reset date of each swap.  To the extent that three-month LIBOR increases at a faster pace than the repurchase agreement financing rates, the Company’s net funding rate declines.  During the second quarter of 2018, the weighted-average receive rate of the Company’s interest rate swaps increased 50 basis points while its weighted-average repurchase agreement financing rate increased by only 32 basis points resulting in a net 18 basis point favorable funding rate difference benefiting the Company’s non-GAAP core operating income and economic net interest income.  During the third quarter of 2018, the favorable funding dynamic began to normalize as the weighted-average receive rate of the Company’s interest rate swaps increased by 16 basis points while its weighted-average repurchase agreement financing rate increased by 21 basis points resulting in a net 5 basis point unfavorable funding rate difference causing a decline in the Company’s non-GAAP core operating income and economic net interest income.

Excluding TBA dollar roll income, we had net investment losses on our investment portfolio of $46.8 million. On our related interest rate derivative hedging instruments, we had net investment gains of $37.6 million, excluding interest rate swap net interest income. This results in a net investment loss on our hedged investment portfolio of $9.2 million, or $0.31 per diluted common share, for the quarter ended September 30, 2018.

We continue to utilize our tax benefits afforded to us as a C corporation that allow us to shield substantially all of our income from taxes.  As of September 30, 2018, we had NOL carryforwards of $28.0 million, NCL carryforwards of $390.9 million and AMT credit carryforwards of $9.1 million.  From a GAAP accounting perspective, we had a net deferred tax liability of $33.6 million, or $1.11 per common share, as of September 30, 2018.  As of September 30, 2018, we have recognized a full valuation allowance against our deferred tax assets that are expected to be capital in tax character and no valuation allowance against our deferred tax assets that are expected to be ordinary in tax character.  During the third quarter of 2018, we had net investment losses on our agency MBS for which no income tax benefit was recorded since the tax character of the losses is expected to be capital in nature and we record a full valuation allowance against our deferred tax assets that are capital in tax character.  However, we had net investment gains on our interest rate swap hedges for which a deferred income tax provision was recorded since the tax character of the gains is expected to be ordinary in nature.  As a result, we recorded a deferred income tax provision during the third quarter of 2018.

(1)

For further information on the use of non-GAAP core operating income and economic net interest income, which are non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Specified agency MBS	$4,399,466	$4,054,424
Net long agency TBA dollar roll positions (1)	781,258	1,296,978
Total agency investment portfolio	5,180,724	5,351,402
Private-label interest-only MBS	37	76
Total MBS investment portfolio	$5,180,761	$5,351,478

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net liability carrying value of $2,088 and a collective net asset carrying value $609 as of September 30, 2018 and December 31, 2017, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of September 30, 2018 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
15-year fixed rate:
3.5%	$95,675	$1,673	$97,348	$(746)	$96,602	$100.97	3.50%	4.7
20-year fixed rate:
4.0%	57,977	1,956	59,933	(825)	59,108	101.95	4.00%	6.9
30-year fixed rate:
3.5%	346,872	8,123	354,995	(12,715)	342,280	98.68	3.50%	8.8
4.0%	2,346,617	113,716	2,460,333	(76,102)	2,384,231	101.60	4.00%	8.1
4.5%	1,359,321	73,604	1,432,925	(20,314)	1,412,611	103.92	4.50%	8.0
5.0%	99,526	5,400	104,926	(311)	104,615	105.11	5.00%	5.5
5.5%	18	—	18	1	19	108.68	5.50%	6.2
Total/weighted- average 30-year fixed rate	4,152,354	200,843	4,353,197	(109,441)	4,243,756	102.20	4.15%	8.1
Total/weighted-average	$4,306,006	$204,472	$4,510,478	$(111,012)	$4,399,466	$102.17	4.13%	8.0

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Loss	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$2,580,226	$122,999	$2,703,225	$(60,275)	$2,642,950	$102.43	4.18%	7.9
Freddie Mac	1,725,780	81,473	1,807,253	(50,737)	1,756,516	101.78	4.06%	8.2
Total/weighted-average	$4,306,006	$204,472	$4,510,478	$(111,012)	$4,399,466	$102.17	4.13%	8.0

The actual constant prepayment rate for the Company’s agency MBS was 10.66% for the three months ended September 30, 2018. As of September 30, 2018, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 84% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of September 30, 2018 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
4.5% 30-year MBS purchase commitments	$250,000	$258,549	$257,945	$(604)
5.0% 30-year MBS purchase commitments	500,000	524,797	523,313	(1,484)
Total net long agency TBA dollar roll positions	$750,000	$783,346	$781,258	$(2,088)

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of September 30, 2018, the interest rate hedging instruments primarily used by the Company were centrally cleared interest rate swap agreements and exchange-traded 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of September 30, 2018 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.33%	0.80%	1.8	$(225)
3 to less than 7 years	225,000	1.95%	2.35%	0.40%	3.5	(77)
7 to less than 10 years	2,050,000	2.34%	2.33%	(0.01)%	8.6	(822)
10 or more years	150,000	3.01%	2.32%	(0.69)%	29.8	91
Total / weighted-average	$3,475,000	2.10%	2.33%	0.23%	7.1	$(1,033)

In addition to interest rate swap agreements, the Company also has exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in December 2018, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. Information about the Company’s outstanding U.S. Treasury note futures contracts as of September 30, 2018 is as follows (dollars in thousands):

	Maturity Date	Notional Amount	Net Fair Value
10-year U.S. Treasury note futures	December 2018	$700,000	$(219)

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

Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017

The following table presents the net income (loss) available (attributable) to common stock reported for the three and nine months ended September 30, 2018 and 2017, respectively (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$32,864	$28,835	$93,779	$90,639
Interest expense	22,526	13,968	58,275	36,562
Net interest income	10,338	14,867	35,504	54,077
Investment (loss) gain, net	(2,257)	13,368	(54,912)	(4,364)
General and administrative expenses	3,954	4,544	11,712	13,623
Income (loss) before income taxes	4,127	23,691	(31,120)	36,090
Income tax provision	9,628	823	34,372	25,896
Net (loss) income	(5,501)	22,868	(65,492)	10,194
Dividend on preferred stock	(151)	(83)	(437)	(118)
Net (loss) income (attributable) available to common stock	$(5,652)	$22,785	$(65,929)	$10,076
Diluted (loss) earnings per common share	$(0.19)	$0.85	$(2.31)	$0.40
Weighted-average diluted common shares outstanding	29,382	26,856	28,601	25,143

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $4.6 million, or 30.9%, from $14.9 million for the three months ended September 30, 2017 to $10.3 million for the three months ended September 30, 2018, and decreased $18.6 million, or 34.4%, from $54.1 million for the nine months ended September 30, 2017 to $35.5 million for the nine months ended September 30, 2018. The decrease from the comparative periods is primarily attributable to 86 and 83 basis point increases for the three and nine months ended September 30, 2018, respectively, in the average interest costs of our short-term secured financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by an increase in the average asset yields of our specified agency MBS.

The components of GAAP net interest income from our MBS portfolio, excluding interest expense on long-term unsecured debt, are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,204,472	$32,679	3.11%	$4,104,083	$28,771	2.80%
Other	—	185		—	64
	$4,204,472	32,864	3.13%	$4,104,083	28,835	2.81%
Short-term secured debt	$3,841,280	(21,265)	(2.17)%	$3,819,095	(12,748)	(1.31)%
Net interest income/spread		$11,599	0.96%		$16,087	1.50%
Net interest margin			1.10%			1.57%

	Nine Months Ended September 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,109,482	$93,344	3.03%	$4,253,432	$90,454	2.84%
Other	—	435		—	185
	$4,109,482	93,779	3.04%	$4,253,432	90,639	2.84%
Short-term secured debt	$3,730,460	(54,526)	(1.93)%	$3,956,579	(32,921)	(1.10)%
Net interest income/spread		$39,253	1.12%		$57,718	1.74%
Net interest margin			1.27%			1.81%

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	vs.			vs.
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$3,204	$704	$3,908	$5,951	$(3,061)	$2,890
Other	121	—	121	250	—	250
Short-term secured debt	(8,443)	(74)	(8,517)	(23,448)	1,843	(21,605)
	$(5,118)	$630	$(4,488)	$(17,247)	$(1,218)	$(18,465)

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

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,204,472	$32,679	3.11%	$4,104,083	$28,771	2.80%
TBA dollar rolls (1)	990,231	4,604	1.86%	1,225,131	6,424	2.10%
Other	—	185		—	64
Short-term secured debt	3,841,280	(21,265)	(2.17)%	3,819,095	(12,748)	(1.31)%
Interest rate swaps (2)	3,372,151	2,295	0.27%	3,561,667	(4,198)	(0.47)%
Long-term unsecured debt	74,029	(1,261)	(6.81)%	73,796	(1,220)	(6.61)%
Economic net interest income/margin (3)		$17,237	1.42%		$17,093	1.37%

	Nine Months Ended September 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,109,482	$93,344	3.03%	$4,253,432	$90,454	2.84%
TBA dollar rolls (1)	1,281,730	17,989	1.87%	830,389	14,120	2.27%
Other	—	435		—	185
Short-term secured debt	3,730,460	(54,526)	(1.93)%	3,956,579	(32,921)	(1.10)%
Interest rate swaps (2)	3,462,581	3,962	0.15%	3,372,028	(14,900)	(0.59)%
Long-term unsecured debt	73,973	(3,749)	(6.76)%	73,749	(3,641)	(6.58)%
Economic net interest income/margin (3)		$57,455	1.51%		$53,297	1.49%

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

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	vs.			vs.
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$3,204	$704	$3,908	$5,951	$(3,061)	$2,890
TBA dollar rolls	(587)	(1,233)	(1,820)	(3,804)	7,673	3,869
Other	121	—	121	250	—	250
Short-term secured debt	(8,443)	(74)	(8,517)	(23,448)	1,843	(21,605)
Interest rate swaps	6,270	223	6,493	19,263	(401)	18,862
Long-term unsecured debt	(37)	(4)	(41)	(97)	(11)	(108)
	$528	$(384)	$144	$(1,885)	$6,043	$4,158

Economic net interest income for the three and nine months ended September 30, 2018 increased relative to the comparative periods from the prior year due primarily to higher average portfolio balances primarily driven by deployment of capital raised subsequent to the comparative periods from prior year, partially offset by higher financing costs on the unhedged portion of our short-term secured financing arrangements and implied TBA financing driven primarily by an increase in prevailing benchmark short-term interest rates.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Losses) gains on trading investments, net	$(37,878)	$13,996	$(147,113)	$25,632
TBA and specified agency MBS commitments, net:
TBA dollar roll income	4,604	6,424	17,989	14,120
Other (losses) gains from TBA and specified agency MBS commitments, net	(8,923)	1,007	(61,369)	962
Total (losses) gains on TBA and specified agency MBS commitments, net	(4,319)	7,431	(43,380)	15,082
Interest rate derivatives:
Net interest income (expense) on interest rate swaps	2,295	(4,198)	3,962	(14,900)
Other gains (losses) from interest rate derivative instruments, net	37,644	(3,805)	131,244	(30,127)
Total gains (losses) on interest rate derivatives, net	39,939	(8,003)	135,206	(45,027)
Other, net	1	(56)	375	(51)
Investment (loss) gain, net	$(2,257)	$13,368	$(54,912)	$(4,364)

During the three and nine months ended September 30, 2018, MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, or 11.1%, from $4.5 million for the three months ended September 30, 2017 to $4.0 million for the three months ended September 30, 2018. General and administrative expenses decreased by $1.9 million, or 14.0%, from $13.6 million for the nine months ended September 30, 2017 to $11.7 million for the nine months ended September 30, 2018.

Compensation and benefits expenses decreased by $0.6 million, or 17.6%, from $3.4 million for the three months ended September 30, 2017 to $2.8 million for the three months ended September 30, 2018. Compensation and benefits expenses decreased by $1.8 million, or 18.6%, from $9.7 million for the nine months ended September 30, 2017 to $7.9 million for the nine months ended September 30, 2018. The decrease in compensation and benefits expenses for the three and nine months ended September 30, 2018 is mostly attributable to a decrease in expected current year management cash incentive compensation and a decrease in long-term performance-based stock-based compensation due to the Company not expecting to achieve certain performance measures.

Other general and administrative expenses remained at $1.1 million for the three months ended September 30, 2017 and 2018. Other general and administrative expenses decreased by $0.1 million, or 2.6%, from $3.9 million for the nine months ended September 30, 2017 to $3.8 million for the nine months ended September 30, 2018.

Income Tax Provision

As of September 30, 2018, the Company continues to record a full valuation allowance against its deferred tax assets that are capital in tax character and no valuation allowance against its deferred tax assets that are ordinary in tax character. The Company enters into various hedging transactions to mitigate the interest rate sensitivity of its cost of borrowing and the value of its agency

MBS investments. For income tax purposes, gains and losses from its agency MBS are capital in tax character while gains and losses from its interest rate swap hedges are ordinary in tax character. During the three and nine months ended September 30, 2018, the Company had net investment losses on its agency MBS for which no income tax benefit was recorded since the Company records a full valuation allowance against its deferred tax assets that are capital in tax character. However, during the three and nine months ended September 30, 2018, the Company had net investments gains on its interest rate swap hedges for which a deferred income tax provision was recorded.  As a result, the Company had an income tax provision for the three and nine months ended September 30, 2018 of $9.6 million and $34.4 million, respectively.  For three and nine months ended September 30, 2017, the Company had an income tax provision of $0.8 million and $25.9 million, respectively.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net interest income	$10,338	$14,867	$35,504	$54,077
TBA dollar roll income	4,604	6,424	17,989	14,120
Interest rate swap net interest income (expense)	2,295	(4,198)	3,962	(14,900)
Economic net interest income	17,237	17,093	57,455	53,297
Core general and administrative expenses	(3,202)	(3,171)	(10,210)	(10,876)
Preferred stock dividend	(151)	(83)	(437)	(118)
Non-GAAP core operating income	$13,884	$13,839	$46,808	$42,303

Non-GAAP core operating income per diluted common share	$0.47	$0.52	$1.62	$1.68
Weighted average diluted common shares outstanding	29,718	26,856	28,875	25,143

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP income (loss) before income taxes	$4,127	$23,691	$(31,120)	$36,090
Add (less):
Total investment loss (gain), net	2,257	(13,368)	54,912	4,364
Stock-based compensation expense	752	1,373	1,502	2,747
Preferred stock dividend	(151)	(83)	(437)	(118)
Add back:
TBA dollar roll income	4,604	6,424	17,989	14,120
Interest rate swap net interest income (expense)	2,295	(4,198)	3,962	(14,900)
Non-GAAP core operating income	$13,884	$13,839	$46,808	$42,303

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

As of September 30, 2018, our debt-to-equity leverage ratio was 13.4 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e. repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our tangible stockholders’ equity and long-term unsecured debt. Tangible stockholders’ equity is measured as our stockholders’ equity less (plus) our net deferred tax asset (liability), and our long-term unsecured debt is measured as our long-term unsecured debt excluding any unamortized issuance costs.  As of September 30, 2018, our “at risk” short-term recourse financing to investable capital ratio was 11.5 to 1.

Cash Flows

As of September 30, 2018, our cash and cash equivalents totaled $32.2 million, representing a net increase of $10.6 million from $21.6 million as of December 31, 2017. Cash provided by operating activities of $46.1 million during the nine months ended September 30, 2018 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $440.4 million during the nine months ended September 30, 2018 was primarily generated by purchases of new agency MBS offset by sales of agency MBS, receipt of principal payments from agency MBS, and net proceeds from settlements and deposits for margin on our interest rate derivative instruments. Cash provided by financing activities of $404.9 million during the nine months ended September 30, 2018 was primarily generated by proceeds received from repurchase agreements used to finance a portion of our MBS investment portfolio and proceeds received from issuance of common and preferred stock, partially offset by dividend payments to stockholders.

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

As of September 30, 2018, liquid assets consisted primarily of cash and cash equivalents of $32.2 million and unencumbered MBS, at fair value, of $95.6 million. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

Debt Capital

Long-Term Unsecured Debt

As of September 30, 2018, we had $74.0 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.3 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of September 30, 2018 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of September 30, 2018 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of September 30, 2018 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	September 30, 2018	December 31, 2017
Pledged with agency MBS:
Repurchase agreements outstanding	$4,092,251	$3,667,181
Agency MBS collateral, at fair value	4,303,913	3,858,815
Net amount (1)	211,662	191,634
Weighted-average rate	2.30%	1.56%
Weighted-average term to maturity	15.3 days	12.6 days
Maximum amount outstanding at any month-end during the period	$4,092,251	$4,292,755

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of September 30, 2018, we had outstanding repurchase agreement balances with 15 counterparties and have master repurchase agreements in place with a total of 19 counterparties located throughout North America, Europe and Asia. As of September 30, 2018, no more than 6.2% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 29.4% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of September 30, 2018 (dollars in thousands):

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	10	69.6%
Europe	1	7.3%
Asia	4	23.1%
	15	100.0%

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

Interest Rate Hedging Instruments

We exchange cash variation margin with the counterparties to our interest rate hedging instruments at least on a daily basis based upon daily changes in fair value as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. However, futures commission merchants may require “initial margin” in excess of the CME’s requirement. The clearing exchanges have the sole discretion to determine the value of the hedging instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our hedging agreements that we were not able to satisfy. However, if we encounter significant decreases in long-term interest rates, margin calls on our hedging agreements could result in a material adverse change in our liquidity position.

As of September 30, 2018, we had outstanding interest rate swaps and U.S. Treasury note futures with the following aggregate notional amount, net fair value and corresponding margin held in collateral deposit with the custodian (in thousands):

	September 30, 2018
	Notional	Net Fair	Collateral
	Amount	Value	Deposit
Interest rate swaps	$3,475,000	$(1,033)	$62,787
10-year U.S. Treasury note futures	700,000	(219)	7,350

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

Equity Capital

Common Equity Distribution Agreements

On February 22, 2017, the Company entered into separate common equity distribution agreements (the “Original Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock. On August 10, 2018, the Company entered into separate amendments to the Original Equity Distribution Agreements (the “Amended Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, B. Riley FBR, Inc. (formerly, FBR Capital Markets & Co.), JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 12,597,423 shares of the Company’s Class A common stock.

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

The following table provides information about the issuances of common stock under the equity distribution agreements for the period indicated (dollars in thousands):

Class A Common Stock Issuances	Nine Months Ended September 30, 2018
Shares issued	2,074,205
Weighted average public offering price	$10.33
Net proceeds (1)	$21,065

(1)	Net of selling commissions and expenses.

As of September 30, 2018, the Company had 11,837,443 shares of Class A common stock available for sale under the Amended Equity Distribution Agreements.

Preferred Stock

As of September 30, 2018, the Company had Series B Preferred Stock outstanding with a liquidation preference of $8,654.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB”. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12,

2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date in 2018.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the period indicated (dollars in thousands):

Series B Preferred Stock Issuances	Nine Months Ended September 30, 2018
Shares issued	42,865
Weighted average public offering price	$24.78
Net proceeds (1)	$1,030

(1)	Net of selling commissions and expenses.

As of September 30, 2018, the Company had 1,653,844 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock. As of September 30, 2018, 1,951,305 shares of Class A common stock remained available for repurchase under the repurchase program.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of September 30, 2018 and December 31, 2017, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of September 30, 2018 and December 31, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2018
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,399,466	$4,277,077	$4,503,340
TBA commitments	(2,088)	(16,948)	8,046
10-year U.S. Treasury note futures	(219)	26,815	(27,253)
Interest rate swaps	(1,033)	101,118	(103,184)
Equity available to common stock	302,036	293,972	286,858
Book value per common share	$9.95	$9.68	$9.45
Book value per common share percent change		(2.69)%	(5.00)%

	September 30, 2018
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,399,466	$4,141,319	$4,582,094
TBA commitments	(2,088)	(35,312)	14,303
10-year U.S. Treasury note futures	(219)	53,850	(54,288)
Interest rate swaps	(1,033)	203,269	(205,335)
Equity available to common stock	302,036	269,035	242,684
Book value per common share	$9.95	$8.86	$7.99
Book value per common share percent change		(10.93)%	(19.68)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.7 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of September 30, 2018.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	September 30, 2018
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,399,466	$4,373,352	$4,425,580
TBA commitments	(2,088)	(5,663)	1,487
Equity available to common stock	302,036	272,347	331,725
Book value per common share	$9.95	$8.97	$10.92
Book value per common share percent change		(9.83)%	9.83%

	September 30, 2018
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,399,466	$4,334,182	$4,464,750
TBA commitments	(2,088)	(11,026)	6,851
Equity available to common stock	302,036	227,814	376,259
Book value per common share	$9.95	$7.50	$12.39
Book value per common share percent change		(24.57)%	24.57%

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

•	any change in our long-term tax structures (including any REIT election);
•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of, or changes in, these strategies;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	the effect of governmental regulation and actions on our business, including, without limitation, changes to monetary and fiscal policy and tax laws;
•	our ability to quantify and manage risk;
•	our ability to roll our repurchase agreements on favorable terms, if at all;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	investing in assets other than MBS or pursuing business activities other than investing in MBS;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	our decision to not elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code; and
•	the effect of general economic conditions on our business.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.06	Form of Senior Note (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.07	Form of Subordinated Note (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.08	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Company on May 1, 2013).

4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on March 17, 2015).

4.10	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).

4.11

Form of specimen certificate representing the shares of 7.00% Series B Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on May 9, 2017).

4.12	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).

4.13	First Amendment to Shareholder Rights Agreement, dated as of April 13, 2018 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on April 13,2018).

10.01

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.5 of the Current Report on Form 8-K filed with the SEC on August 10, 2018).

10.02

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.6 of the Current Report on Form 8-K filed with the SEC on August 10, 2018).

10.03

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.7 of the Current Report on Form 8-K filed with the SEC on August 10, 2018).

10.04

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.8 of the Current Report on Form 8-K filed with the SEC on August 10, 2018).

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017; (iii) Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2018 and the Year Ended December 31, 2017; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 2, 2018