Form 10-K
period 2018-12-31
Arlington Asset Investment Corp.
filed 2019-02-19
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates computed by reference to the last reported price at which the registrant’s Class A common stock was sold on the New York Stock Exchange on June 30, 2018 was $285 million.

As of January 31, 2019, there were 30,572,617 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

•	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”);
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

•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of, or changes in, these strategies;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	the effect of governmental regulation and actions on our business, including, without limitation, changes to monetary and fiscal policy and tax laws;
•	our ability to quantify and manage risk;
•	our ability to roll our repurchase agreements on favorable terms, if at all;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	investing in assets other than MBS or pursuing business activities other than investing in MBS;
•	our ability to successfully operate our business as a REIT;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”); and
•	the effect of general economic conditions on our business.

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

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes;
•	our ability to successfully expand our business into areas other than investing in MBS and our expectations of the returns of expanding into any such areas; and
•	the other important factors identified in this Annual Report on Form 10-K under the caption “Item 1A - Risk Factors.”

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

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of December 31, 2018, nearly all of our investment capital was allocated to agency MBS.

We leverage prudently our investment portfolio so as to increase potential returns to our shareholders. We fund our investments primarily through short-term financing arrangements, principally though repurchase agreements. We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our MBS portfolio.

For our tax years ended December 31, 2018 and earlier, we were taxed as a C corporation for U.S. federal tax purposes. Commencing with our taxable year ending December 31, 2019, we intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  As a REIT we will be required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

We are a Virginia corporation that is internally managed and do not have an external investment advisor.

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

Based on current market conditions, we believe investment opportunities in agency MBS provides us with higher relative risk-adjusted rates of return than most other investment opportunities we have evaluated. Consequently, we have allocated nearly all of our investment capital in agency MBS as of December 31, 2018.  We continue to analyze other investment opportunities relative to risk-adjusted returns available on agency MBS investments.

In the future, we may invest in other types of residential mortgage assets such as residential mortgage loans, mortgage servicing rights and GSE credit risk transfer securities, as well as other types of assets, including commercial MBS, asset backed securities, other structured securities, commercial mortgage loans, commercial loans, and other real estate-related loans and securities. In addition, we also may pursue other business activities that would utilize our experience in analyzing investment opportunities and applying similar portfolio management skills. However, investing in other asset classes or pursuing other business activities may be limited by our desire to continue to qualify as a REIT. We may change our investment strategy at any time without the consent of our shareholders; accordingly, in the future, we could make investments or enter into hedging transactions that are different from, and possibly riskier than, the investments and associated hedging transactions described in this Annual Report on Form 10-K.

MBS Portfolio

The following table summarizes our MBS investment portfolio at fair value as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Specified agency MBS	$3,982,106	$4,054,424
Net long agency TBA dollar roll positions (1)	—	1,296,978
Total agency investment portfolio	3,982,106	5,351,402
Private-label interest-only MBS	24	76
Total MBS investment portfolio	$3,982,130	$5,351,478

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $438 and $609 as of December 31, 2018 and 2017, respectively.

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

The agency MBS that we primarily invest in are agency MBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“U.S. Treasury”), and are currently operating under the conservatorship of the FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

We also invest in agency MBS issued by Ginnie Mae. Ginnie Mae is a wholly-owned corporate instrumentality of the United States within HUD. Ginnie Mae guarantees the timely payment of the principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration ("FHA"), or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae.

Fannie Mae, Freddie Mac and Ginnie Mae operate in the secondary mortgage market. They provide funds to the mortgage market by purchasing residential mortgages from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package mortgage loans into guaranteed MBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or on the underlying loans held within the securitization trust in exchange for guarantee fees. The underlying loans of Fannie Mae and Freddie Mac agency MBS must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as “conforming loans”) and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.

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

As of December 31, 2018, the Company’s agency MBS portfolio was generally comprised of securities collateralized by pools of fixed rate mortgages that have original terms to maturity of 30 years. In the future, we may also invest in agency MBS collateralized by adjustable-rate mortgage loans (“ARMs”), hybrid ARMs, or loans with original terms to maturity of 15 or 20 years.

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

In addition to being categorized as either prime or non-prime mortgage loans, residential mortgage loans included in private-label MBS may also be classified as being either a qualified or non-qualified mortgage.  A qualified mortgage is a mortgage that meets certain requirements for lender protection and secondary trading under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  In general, a qualified mortgage (i) contains less risky loan features, such as interest-only periods, negative amortization or balloon payments, (ii) has debt-to-income ratio limits, (iii) has limits on origination points and fees, and (iv) has certain legal

protections for lenders.   Qualified mortgages may or may not meet the underwriting standards of a U.S. government agency or GSE.  In general, non-qualified mortgage loans carry a higher credit risk than qualified mortgage loans.

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

When we engage in a repurchase transaction, we initially sell securities to the counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 60 days, but may have maturities as short as one day or as long as one year. Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a “haircut” to our pledged collateral, which means our collateral is valued, for the purposes of the repurchase transaction, at less than market value. Under our repurchase agreements, we typically pay a floating rate based on the London Interbank Offered Rate (“LIBOR”), plus or minus a fixed spread. These transactions are accounted for as secured financings, and we present the investment securities and related funding on our consolidated balance sheets.

We may also seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of agency MBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase from the same counterparty a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair-off in the current month. This difference (or discount) is referred to as the “price drop.” As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Non-GAAP Core Operating Income,” we believe this price drop is the economic equivalent of net interest carry income (interest income less implied financing cost) earned from the underlying agency MBS over the roll period, which is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.

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

We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our long-term investments and the interest we pay on our short-term borrowings. We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our MBS portfolio. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because the vast majority of our investments are assets that have fixed rates of interest and generally mature in up to 30 years, the interest we earn on these assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements, which generally have a maturity of less than 60 days. In addition, as interest rates rise, the fair value of our fixed-rate agency MBS may be expected to decline.  We may experience reduced income, losses, or a significant reduction in our book value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to economically “lock in” a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing costs and to protect our net book value.

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

Because the spread between the market yield on our investments and benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary, we are exposed to spread risk. The inherent spread risk associated with our agency MBS and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve, liquidity, or changes in market participants’ required rates of return on different assets. Consequently, while we use interest rate derivative instruments to attempt to protect our net book value against changes in benchmark interest rates, such instruments typically will not mitigate spread risk and, therefore, the value of our agency MBS and our net book value could decline.  We generally do not hedge the spread risk inherent in our agency MBS investment strategy.

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

Liquidity risk is the risk that we may be unable to meet our obligations as they come due because of our inability to liquidate assets or obtain funding. Upon the maturity of our repurchase agreement financing, we may be unable to obtain repurchase agreement funding and may be required to sell assets, potentially at a loss.

Liquidity risk also includes the risk that we are unable to fund daily margin requirements under our repurchase agreement financing or hedging instruments.  Repurchase agreements contain provisions that require us to pledge additional assets daily to the repurchase agreement counterparty in the event the estimated fair value of the existing pledged collateral declines and such lender demands additional collateral, which may take the form of additional securities or cash.  Interest rate hedging instruments also contain provisions that require us to exchange daily cash variation margin with the counterparty based upon daily changes in the fair value of the interest rate hedging instruments.

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

We attempt to manage the above risks through the use of interest rate hedging instruments, asset selection and monitoring our overall leverage levels.

One of the principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate hedging instruments primarily consisting of interest rate swaps, U.S. Treasury note futures, options on U.S. Treasury note futures and options on agency MBS.  We also may use other interest rate hedging instruments such as Eurodollar futures, interest rate swap futures, interest rate swaptions, and short TBA positions, from time to time.

In addition to the hedging instruments discussed above, we also manage our exposure to interest rate, prepayment and extension risk through asset selection. Agency MBS with different original maturities, coupons, vintage and loan collateral characteristics will generally perform differently in various economic and interest rate environments.  We generally seek to invest in agency MBS that are specifically selected for their relatively lower propensity for prepayment. The pools of residential mortgage loans securing these agency MBS are commonly referred to as “specified pools.” These specified pools may include mortgage loans that (i) have low loan balances, (ii) are originated through the Home Affordable Refinance Program (“HARP”) or some other government program, (iii) are originated in certain states or geographic areas, (iv) have high loan-to-value ratios, (v) are the obligations of borrowers with credit scores that fall toward the lower end of the range of GSEs’ underwriting standards, or (vi) are secured by investor properties. The borrowers of these mortgage loans are believed to have less incentive to refinance. Accordingly, agency MBS collateralized by mortgage loans with these characteristics are believed to be better “protected” from prepayment risk than agency MBS collateralized by more generic pools of mortgage loans. In general, agency MBS backed by specified pools trade at a price premium over generic agency TBA securities. As of December 31, 2018, our on-balance sheet agency MBS portfolio is comprised primarily of securities backed by specified pools selected for their lower prepayment characteristics.

To the extent that we employ greater leverage in our investment strategy, our exposure to the above market risks will generally be greater.  Accordingly, we carefully monitor our overall leverage levels to manage our exposure to interest rate, prepayment, extension and spread risks.

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

Other Business Ventures

We formed a wholly-owned subsidiary, Rock Creek Investment Advisors, LLC (“Rock Creek”), which was approved as a registered investment adviser and is regulated under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in the fourth quarter of 2018 and commenced operations in December 2018.  Rock Creek provides investment advisory services to institutional clients on a separate account basis by investing primarily in agency MBS. Rock Creek earns investment management fee income based upon a percentage of the capital funded by a client to its separate managed account. As of December 31, 2018, Rock Creek had assets under management of $50 million.

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

Our Tax Status

For our tax years ended December 31, 2018 and earlier, we were taxed as a C corporation for U.S. federal tax purposes. Commencing with our taxable year ending December 31, 2019, we intend to elect to be taxed as a REIT under the Internal Revenue Code.  As a REIT, we will be required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  Any amounts not distributed are subject to U.S. federal and state corporate taxes.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

Qualification and taxation as a REIT depends upon our ability to continually meet requirements imposed upon REITs by the Internal Revenue Code, including satisfying certain organizational requirements, an annual distribution requirement and quarterly asset and annual income tests.  The REIT asset and income tests are significant to our operations as they restrict the extent to which we can invest in certain types of securities and conduct certain hedging activities within the REIT.

Income Tests

To qualify as a REIT, we must satisfy two gross income requirements on an annual basis:

1.	At least 75% of our gross income for each taxable year generally must be derived from investments in real property or mortgages on real property.

2.

At least 95% of our gross income for each taxable year generally must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, gains from the sale or disposition of stock or securities, which need not have any relation to real property.

Interest income and gains from the disposition of obligations secured by mortgages on real property, such as agency MBS, constitute qualifying income for purposes of the 75% gross income test described above.  There is no direct authority with respect to the qualification of income or gains from TBAs for the 75% gross income test; however, we treat income and gains from commitments to purchase TBAs as qualifying income under the 75% gross income test based on an opinion of legal counsel.

Income earned by a taxable REIT subsidiary (“TRS”) is not attributable to the REIT.  As a result, income that might not be qualifying income for the purpose of the income tests applicable to a REIT could be earned by a TRS without affecting our status as a REIT.  A TRS is an entity that is taxable as a corporation in which we directly or indirectly own the stock and that elects with us to be treated as a TRS.

Income and gains from instruments that we use to hedge the interest rate risk associated with our borrowings incurred, or to be incurred, to acquire real estate assets will generally be excluded from both gross income tests, provided that specified requirements are met.  To the extent that we enter into hedging instruments that are not a hedge of our interest rate risk associated with our borrowings incurred to acquire real estate assets or are not properly designated as such, the gross income and gains from such hedging transactions will likely be treated as nonqualifying income for purposes of the 75% gross income test and may also be treated as nonqualifying income for purposes of the 95% gross income test.  However, we may conduct such hedging activities through a TRS, the income of which may be subject to income tax rather than participating in the arrangements directly through the REIT.

Asset Tests

At the close of each calendar quarter, we must satisfy five gross asset tests relating to the nature of our assets:

1.

At least 75% of the value of our assets must be represented by some combination of real estate assets, cash, cash items, U.S. Government securities, stock in other REITs and debt instruments of publicly offered REITs, and, under some circumstances, temporary investments in stock or debt instruments purchased with new capital.  For this purpose, interests in mortgage loans secured by real property such as agency MBS are treated as real estate assets.  Assets that do not qualify for purposes of the 75% asset test are subject to the additional tests described below.

2.	The value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets.

3.

We may not own more than 10% of any issuer’s outstanding securities, as measured by either voting power or value.  The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% test does not apply to “straight debt” having specified characteristics and to certain other securities.

4.	The aggregate value of all securities of all TRSs that we hold may not exceed 20% of the value of our total assets.

5.	No more than 25% of the total value of our assets may be represented by certain non-mortgage debt instruments issued by publicly offered REITs.

If we should fail to satisfy the income or asset tests, such a failure would not cause us to lose our REIT qualification if we were able to eliminate the discrepancy within a specified cure period, in the case of the asset tests, satisfy certain relief provisions and pay any applicable penalty taxes and other fines.  Please refer to the “Risks Related to Taxation” in “Item 1A Risk Factors” of this Form 10-K for further discussion of REIT qualification requirements and related items.

Net Operating Loss and Net Capital Loss Carryforwards

As of December 31, 2018, we had estimated net operating loss (“NOL”) carryforwards of $15 million that can be used to reduce our future distribution requirements. Our NOL carryforwards expire in 2028. As of December 31, 2018, we also had estimated net capital loss (“NCL”) carryforwards of $424 million that can be used to offset future net capital gains. The scheduled expirations of our NCL carryforwards are $137 million in 2019, $103 million in 2020, $70 million in 2021, $4 million in 2022 and $110 million in 2023. As of December 31, 2018, we also had AMT credit carryforwards of $9 million that can be used to offset future regular tax liabilities.

For the tax years 2018, 2019 and 2020, to the extent that AMT credit carryovers exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021.

Our ability to use our NOLs, NCLs and built-in losses would be limited if we experienced an “ownership change” under Section 382 of the Internal Revenue Code. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% shareholders” during a three-year period. Our Board of Directors adopted and our shareholders approved a shareholder rights agreement (“Rights Plan”) in an effort to protect against a possible limitation on the our ability to use our NOL carryforwards, NCL carryforwards, and built-in losses under Sections 382 and 383 of the Internal Revenue Code. The Rights Plan was adopted to dissuade any person or group from acquiring 4.9% or more of our outstanding Class A common stock without the approval of our Board of Directors and triggering an “ownership change” as defined by Section 382.

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

Available Information

Our SEC filings are available to the public from commercial document retrieval services and at the internet website maintained by the SEC at http://www.sec.gov. These SEC filings may also be inspected at the offices of the New York Stock Exchange (NYSE), which is located at 20 Broad Street, New York, New York 10005.

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

Employees

As of December 31, 2018, we had 12 employees. Our employees are not subject to any collective bargaining agreement, and we believe that we have good relations with our employees.

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
•

the amount of income that a REIT may earn from hedging transactions other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS is limited by Federal tax provisions governing REITs;

•	the value of our interest rate hedges declines due to interest rate fluctuations, lapse of time or other factors; and
•	the party owing money in the hedging transaction may default on its obligation to pay.

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

Our MBS investments are recorded at fair value with changes in fair value reported in net income. As a result, a decline in the fair value of our investments would reduce our net income and book value per share. Fair values for our MBS investments can be volatile. The fair values can change rapidly and significantly, and changes can result from various factors, including changes in interest rates, actual and perceived risk, supply, demand, expected prepayment rates, and actual and projected credit performance. Declines in the market values of our MBS portfolio would adversely affect our financial condition, results of operations, and market price of our Class A common stock, Series B Preferred Stock or Senior Notes.

Our mortgage investing strategy involves significant leverage, which could adversely affect our operations and negatively affect cash available for distribution to our shareholders.

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

Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce or eliminate our liquidity, earnings and cash available for distribution to our shareholders.

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

Our interest rate hedging agreements typically require that we pledge collateral on such agreements. We exchange collateral with the counterparties to our interest rate hedging instruments at least on a daily basis based upon daily changes in fair value (also known as “variation margin”) as measured by the central clearinghouse through which those instruments are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. The clearing exchanges have the sole discretion to determine the value of the instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which our hedging instruments are traded may require us to pledge additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

We receive monthly cash flows consisting of principal and interest payments from many of our assets. Principal payments reduce the size of our current portfolio (i.e., reduce the amount of our long-term assets) and generate cash for us. We may also sell assets from time to time as part of our portfolio management and capital reallocation strategies. In order to maintain and grow our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal repayments and asset sales. New investment opportunities may not generate the same investment returns as our current investment portfolio. If the assets we acquire in the future earn lower returns than the assets we currently own, our reported earnings will likely decline over time as the older assets pay down, are called, or are sold.

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

The interest and principal payments we receive on agency MBS issued by Fannie Mae or Freddie Mac are guaranteed by these GSEs and not guaranteed by the full faith and credit of the U.S. government. Fannie Mae and Freddie Mac are currently regulated by the FHFA, HUD, SEC and U.S. Treasury, and are currently operating under the conservatorship of the FHFA, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac in an effort to stabilize the entities.  As part of these actions, the U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions up to a maximum capital commitment to each GSE while in conservatorship. Although the U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, the two GSEs could default on their guarantee obligations, which would materially and adversely affect the value of our agency MBS.

In addition, the future roles of Fannie Mae and Freddie Mac could be significantly reduced or eliminated and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes agency MBS, have broad adverse market implications and negatively impact us. The FHFA and both houses of Congress have each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. The passage of any additional new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency MBS.  We anticipate debate and discussion on residential housing and mortgage reform to continue throughout 2019; however, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, be approved by Congress, or be affected by any executive actions and, if so, what the effect will be on our business.

The impact to the agency MBS market of the implementation of a common securitization platform for agency securities is uncertain.

The FHFA established a goal of developing a new secondary mortgage infrastructure for Fannie Mae and Freddie Mac referred to as the common securitization platform (“CSP”).  To achieve this strategic goal, Fannie Mae and Freddie Mac formed a joint venture, Common Securitization Solutions, LLC (“CSS”), to develop and operate a CSP that will support the GSE’s single-family mortgage securitization activities, including the issuance by both GSEs of a single, common security called the uniform mortgage-backed security (“UMBS”).  The UMBS would finance the same types of fixed-rate mortgages that currently back agency MBS eligible for delivery into the TBA market.  The two principal objectives of the FHFA of undertaking this initiative are to establish a single, liquid market for agency MBS issued by both GSEs that are backed by fixed-rate loans and to maintain the liquidity of this market over time, including reducing the trading value disparities between Fannie Mae and Freddie Mac agency MBS.  CSS is currently in the process of developing the CSP and UMBS. The GSEs and CSS expect to complete the UMBS initiative and issue the first UMBS on June 3, 2019 with the impact on forward trading in the TBA market to commence in the first quarter of 2019.  Prior to the implementation of the UMBS initiative, we will need to plan and prepare our internal operational and investment procedures to accommodate the new UMBS.  If the objectives of the UMBS initiative is fully realized, it is uncertain what the effects might be on the agency MBS market and its impact on our investments in agency MBS.

Market conditions may disrupt the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our MBS. Changes in interest rates and prepayments affect the market price of MBS that we intend to purchase and any MBS that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the residential mortgage market and other developments may change the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our ability to (i) assess the impact of future changes in interest rates and prepayments on the market value of our investment portfolio, (ii) implement our hedging strategies, and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected. If we are unable to accurately forecast interest and prepayment rates, our financial position and results of operations could be materially adversely affected.

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

In October 2017, the Federal Reserve initiated a balance sheet normalization policy of gradually reducing its reinvestment of principal payments of U.S. Treasury securities and agency MBS.  Under its balance sheet normalization policy, principal payments received by the Federal Reserve are reinvested only to the extent they exceed gradually rising caps until it determines that the Federal Reserve is holding no more securities than necessary to implement monetary policy efficiently and effectively.  In its December 19, 2018 statement, the FOMC stated that it is continuing to execute its previously announced balance sheet normalization policy of gradually decreasing its reinvestment of U.S. Treasury securities and agency MBS.

We cannot predict the impact of the continued implementation of the Federal Reserve’s balance sheet normalization policy could have on the prices and liquidity of agency MBS or on mortgage spreads relative to interest rate hedges tied to benchmark interest rates.  However, during periods in which the Federal Reserve reduces or ceases reinvestment of principal payments or undertakes outright sales of its securities portfolio, the price of agency MBS and U.S. Treasury securities will likely decline, mortgage spreads will likely widen, refinancing volumes will likely be lower and market volatility will likely be higher than would have been absent such actions and our net book value could be adversely affected.

It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA commitments, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing agency MBS. TBA contracts enable us to purchase or sell, for future delivery, agency MBS with certain principal and interest terms and certain types of collateral, but the particular agency MBS to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract, we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.” The agency MBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to agency MBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.” As discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Non-GAAP Core Operating Income”, we believe this price drop is the economic equivalent of net interest carry income on the underlying agency MBS over the roll period (interest income less implied financing cost), which is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions and such forward purchases of agency MBS represent a form of off-balance sheet financing.

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

On December 22, 2017, the President signed the Tax Cuts and Jobs Act, which provides for substantial changes to the taxation of individuals and corporations generally with an effective date of January 1, 2018.  For individual taxpayers, the changes included, among others, lower ordinary income tax rates, higher standard deductions, and suspension or modification of several itemized deductions.  The changes to the categories of itemized deductions include a limit to deductions of state and local income and property taxes of $10,000 and a modification to the amount of residential mortgage interest that would be deductible.  The new rule limits the deduction available for mortgage interest by reducing the amount of debt that can qualify from $1 million to $750,000, however mortgage debt borrowed prior to December 15, 2017 is not affected by the reduction.  In addition, home equity mortgage interest is no longer deductible. Many of the changes affecting individual taxpayers will cease to apply after December 31, 2025 and will revert to their pre-2018 form with future legislation required to make the provisions effective beyond 2025.  As a result of these changes, it is expected that the number of individual taxpayers that itemize deductions will decrease significantly causing the income tax benefits of residential home ownership to decline materially.  It is likely that these factors could result in a decline in the pricing of residential real estate as well as alter the prepayment patterns of residential mortgages, which could have a significant impact on the pricing and returns of residential MBS.

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

When we engage in a repurchase transaction, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 60 days, but may have terms from one day to up to three years or more. The cash we receive when we initially sell the collateral is less than the value of the collateral, which is referred to as the “haircut.” If the counterparty in a repurchase transaction defaults on its obligation to resell the securities back to us, we will incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the securities). Losses incurred on our repurchase transactions would adversely affect our earnings and our cash available for distribution to our shareholders.

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

As of December 31, 2018, we had total unsecured indebtedness (excluding payables, derivative liabilities and recourse liability) of $75.3 million, which includes $25.0 million in principal amount of our 6.625% senior notes due 2023, $35.3 million in principal amount of our 6.75% senior notes due 2025, and $15.0 million in principal amount of subordinated unsecured long-term debentures due between 2033 and 2035. Our level of indebtedness could have important consequences to you, because:

•	it could affect our ability to satisfy our financial obligations;
•

a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional debt or equity financing in the future;
•	it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;
•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry;
•	it may make it more difficult to meet REIT distribution requirements; and
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

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

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018.  The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities.  These and other differences create the potential for basis risk between the two rates.  The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

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

As of December 31, 2018, nearly all of our investment capital was allocated to agency MBS.  However, in prior years a significant amount of our investment capital was allocated to private-label MBS, and we may increase our allocation of investment capital to private-label MBS in future periods.

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

We have a Rights Plan designed to protect against a possible limitation on our ability to use our NOLs, NCLs and built-in losses by dissuading investors from aggregating ownership of our Class A common stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Internal Revenue Code. Under the terms of the Rights Plan, in general, if a person or group acquires or commences a tender or exchange offer for beneficial ownership of 4.9% or more of the outstanding shares of our Class A common stock upon a determination by our Board of Directors (an “Acquiring Person”), all of our other Class A common shareholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. The Rights Plan may have the effect of inhibiting or impeding a change in control not approved by our Board of Directors and, notwithstanding its purpose, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our Board of Directors can prevent the Rights Plan from operating, in the event our Board of Directors approves of an Acquiring Person, the Rights Plan gives our Board of Directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. Consequently, the Rights Plan could impede transactions that would otherwise benefit our shareholders.

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

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future.

We intend to pay regular dividends to our common stockholders in an amount that all or substantially all our taxable income is distributed within the limits prescribed by the Internal Revenue Code. However, we have not established a minimum dividend payment level and the amount of our dividend may fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings and financial condition, the requirements for REIT qualification and such other factors as our Board of Directors deems relevant from time to time. We may not be able to make distributions in the future or our Board of Directors may change our dividend policy. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for Federal income tax purposes. A return of capital reduces the cost basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

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

If our subsidiary that is regulated as a registered investment adviser is unable to meet the requirements of the SEC or fails to comply with certain U.S. federal and state securities laws and regulations, it may face termination of its investment adviser registration, fines or other disciplinary action.

Our subsidiary, Rock Creek, is regulated by the SEC as a registered investment adviser. Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and advisory clients and general anti-fraud prohibitions. Non-compliance with the Advisers Act, the 1940 Act or other U.S. federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

Our business is highly dependent upon communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. Many of these systems are primarily operated by third parties and, as a result, we have limited ability to ensure their continued operation. Furthermore, in the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems or third-party trading or information systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock, Series B Preferred Stock and Senior Notes and our ability to pay dividends to our shareholders.

If we issue additional debt securities or other equity securities that rank senior to our common stock, our operations may be restricted and we will be exposed to additional risk and the market price of our Class A common stock, Series B Preferred Stock and Senior Notes could be adversely affected.

If we decide to issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and inhibit our ability to make required distributions. Additionally, any convertible or exchangeable or other securities registered pursuant to our shelf registration statement that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock. Also additional shares of preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Class A common stock. We, and indirectly our shareholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our Class A common stock, Series B Preferred Stock and Senior Notes and our ability to pay distributions to our shareholders.

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

Risks related to taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

Beginning with our 2019 taxable year, we intend to operate in a manner that will cause us to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

Our ability to satisfy the asset tests depends upon the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Although we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT for four taxable years following the year in which we failed to qualify.

Complying with the REIT requirements can be difficult and may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue otherwise attractive investments in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

The REIT distribution requirements could adversely affect our ability to execute our business strategies.

We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain. We may use our net operating loss carryforward to reduce our REIT distribution requirement. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax, and may be subject to state and local income tax, on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws.  During our first REIT year, we will be required to distribute any “earnings and profits accumulated in a non-REIT year.” We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code and to avoid paying corporate income tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Internal Revenue Code.

From time to time, we may be required to recognize taxable income from our assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. For example, if we purchase MBS at a discount, we generally are required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity, and in some cases, potentially recognize the discount in taxable income once such amounts are reflected in our financial statements. In addition, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.  Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement.  They may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured.

If we do not have other funds available, we could be required to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder, to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid the corporate income tax and 4% excess tax in a particular year.  Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Net capital losses do not reduce our REIT distribution requirements, which may result in distribution requirements in excess of economic earnings.

As a REIT, we generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain. If we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement.  They may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. Accordingly, if we generate a net capital loss during the year, the minimum amount of our REIT taxable income that we are required to distribute could exceed our net earnings for the year resulting in a reduction of our shareholders’ equity capital.

The difference in character between our gains and losses on our agency MBS and our interest rate hedging transactions could make this situation more likely to occur.  The gains and losses on the sale of our fixed-rate agency MBS generally are characterized as capital for U.S. federal income tax purposes.  However, our income and losses from interest rate hedging transactions that are designated as hedges generally are characterized as ordinary for U.S. federal income tax purposes.  In general, to the extent that interest rates rise, the value of our interest rate hedging instruments increase in value while the value of our fixed-rate agency MBS decrease in value.  As a result, we could realize annual ordinary income from our interest rate hedges that would not be offset, for purposes of the REIT distribution requirements, by annual net capital losses on our fixed-rate agency MBS.  This could lead to a required distribution to our shareholders in excess of our net earnings, which could result in a reduction in our shareholders’ equity capital.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold certain assets through, and derive a significant portion of our taxable income and gains in, TRSs. Such subsidiaries are subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

The failure of assets subject to repurchase agreements to be treated as owned by us for U.S. federal income tax purposes could adversely affect our ability to qualify as a REIT.

We have entered and may in the future enter into repurchase agreements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we are treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Complying with the REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations on indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to “offset” certain instruments described in clauses (i) or (ii) of this sentence and certain other requirements are satisfied and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements is likely to constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous to us or implement those hedges through our TRSs.  This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with interest rate fluctuations or other changes than we would otherwise want to bear.

Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.

We purchase and sell agency MBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future.  While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we treat our TBAs under which we contract to purchase a TBA agency MBS ( “long TBAs”) as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our long TBAs as qualifying income for purposes of the REIT 75% gross income test, based on an opinion of counsel substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a long TBA should be treated as ownership of real estate assets, and (ii) for purposes of the REIT 75% gross income test, any gain recognized by us in connection with the settlement of our long TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing MBS, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax with no offset for losses. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we dispose of or securitize MBS in a manner that was treated as dealer activity for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or securitization structures or to implement such transactions through a TRS, even though the transactions might otherwise be beneficial to us.

Distributions to tax-exempt investors, or gains on sale of our common stock by tax-exempt investors, may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of our common stock are anticipated to constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. For example, if (i) all or a portion of our assets are subject to the rules relating to "taxable mortgage pools" or we hold residual interests in a real estate mortgage investment conduit (or "REMIC"); (ii) we are a "pension held REIT;" (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock; or (iv) a tax-exempt stockholder is classified as a social club, voluntary employee benefit association, supplemental unemployment benefit trust or a qualified group legal services plan, then a portion of our distributions to tax-exempt stockholders and, in the case of stockholders described in clauses (iii) and (iv), gains realized on the sale of our common stock by tax-exempt stockholders may be subject to U.S. Federal income tax as unrelated business taxable income under the Internal Revenue Code.

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our shareholders.

We currently do not intend to enter into any transactions that could result in our, or a portion of our assets, being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future we will be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as "excess inclusion income," that is allocable to the percentage of our shares held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans and charitable remainder trusts and government entities).

If we were to realize excess inclusion income, IRS guidance indicates that the excess inclusion income would be allocated among our shareholders in proportion to our dividends paid. Excess inclusion income cannot be offset by losses of our shareholders. If the shareholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the shareholder is a foreign person, it would be subject to U.S. federal income tax at the maximum tax rate and withholding will be required on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

The stock ownership limits applicable to us that are imposed by the Internal Revenue Code for REITs may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. In addition to the limitations on ownership under our Rights Plan, we expect that prior to the end of our first REIT year, our charter will have customary provisions designed to preserve our qualification as a REIT.  We intend to seek shareholder approval at our 2019 annual meeting to amend our charter to include these customary provisions, but we cannot guarantee we will receive such approval. Such stock ownership limits might delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

A REIT cannot invest more than 20% of its total assets in the stock or securities of one or more TRS.

A TRS is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns the stock and with which the REIT jointly elects TRS status.  The term also includes a corporate subsidiary in which the TRS owns more than a 35% interest.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if it was earned directly by the parent REIT.  Overall, at the close of any calendar quarter, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

The stock and securities of our TRSs are expected to represent less than 20% of the value of our total assets.  Furthermore, we intend to monitor the value of our investments in the stock and securities of our TRSs to ensure compliance with the above-described limitation.  We cannot assure you, however, that we will always be able to comply with the limitation so as to maintain REIT status.

TRSs are subject to tax at the regular corporate rates, are not required to distribute dividends, and the amount of dividends a TRS can pay to its parent REIT may be limited by REIT gross income tests.

A TRS must pay income tax at regular corporate rates on any income that it earns.  Our TRSs will pay corporate income tax on their taxable income, and their after-tax net income will be available for distribution to us.  In certain circumstances, the ability of our TRSs to deduct interest expense for federal income tax may be limited. Such income, however, is not required to be distributed.

Moreover, the annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of dividends that we can receive from our TRSs and still maintain our REIT status.  Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as dividends from a TRS.  If, for any taxable year, the dividends we received from our TRSs, when added to our other items of non-real estate related income, represented more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.

The limitations imposed by the REIT gross income tests may impede our ability to distribute assets from our TRSs to us in the form of dividends.  Certain asset transfers may, therefore, have to be structured as purchase and sale transactions upon which our TRSs recognize a taxable gain.

If interest accrues on indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, or if transactions between a REIT and a TRS are entered into on other than arm’s-length terms, the REIT may be subject to a penalty tax.

If interest accrues on an indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, the REIT is subject to tax at a rate of 100% on the excess of (i) interest payments made by a TRS to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate.  A tax at a rate of 100% is also imposed on any transaction between a TRS and its parent REIT to the extent the transaction gives rise to deductions to the TRS that are in excess of the deductions that would have been allowable had the transaction been entered into on arm’s-length terms.  While we will scrutinize all of our transactions with our TRSs in an effort to ensure that we do not become subject to these taxes, there is no assurance that we will be successful.  We may not be able to avoid application of these taxes.

There are uncertainties relating to the estimate of our accumulated earnings and profits attributable to our non-REIT years.

To qualify as a REIT, prior to the end of the taxable year ending December 31, 2019, we will be required to distribute to our shareholders of all of our accumulated earnings and profits attributable to non-REIT years.  Based on an earnings and profits study we obtained from nationally recognized accountants, we do not believe that we will have any accumulated earnings and profits attributable to non-REIT years. While we currently believe and intend that we will satisfy the requirements relating to the distribution of our non-REIT earnings and profits, the determination of the amount of accumulated earnings and profits attributable to non-REIT years is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our accumulated earnings and profits attributable to non-REIT years, including the possibility that our actual taxable income and performance for our taxable periods ended on or prior to December 31, 2018 may be materially different from our current estimates and projections. We may have less than complete information at the time we intend to complete our analysis or may interpret the applicable law differently from the IRS. In addition, the IRS could, in auditing tax years through 2018, successfully assert that our taxable income should be increased, which could increase our non-REIT earnings and profits. Thus, we may fail to satisfy the requirement that we distribute all of our non-REIT earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our non-REIT earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed non-REIT earnings and profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Internal Revenue Code.

Our dividends will no longer be eligible for the preferential rates applicable to qualified dividend income.

Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. In prior years, when we were taxed as a C corporation, our dividends generally were eligible for these reduced qualified dividend income rates.  Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates.  For taxable years before January 1, 2026, however, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income (exclusive of the 3.8% Medicare tax).

Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock.  The tax reform informally known as the Tax Cuts and Jobs Act significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders.  Additional technical corrections or other amendments to the Tax Cuts and Jobs Act or administrative guidance interpreting the Tax Cuts and Jobs Act may be forthcoming at any time.  We cannot predict the long-term effect of the Tax Cuts and Jobs Act or any future law changes on REITs and their stockholders.  Any such changes could have an adverse effect on the market value of our securities or our ability to make dividends to our shareholders.

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

Our inability to deduct for tax purposes compensation paid to our executives could require us to increase our distributions to stockholders or pay entity level taxes in order to maintain REIT status.

Section 162(m) of the Internal Revenue Code prohibits publicly held corporations from taking a tax deduction for annual compensation in excess of $1 million paid to any of the corporation’s “covered employees.” Prior to the enactment of the Tax Cuts and Jobs Act, a publicly held corporation’s covered employees included its chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer), and certain performance-based compensation” was excluded from the $1 million cap. The Tax Cuts and Jobs Act made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017. These changes include, among others, expanding the definition of “covered employee” to include the chief financial officer and repealing the performance-based compensation exception to the $1 million cap, subject to certain transition rules. The Tax Cuts and Jobs Act also added that once an individual becomes a covered employee after December 31, 2016, that individual will remain a covered employee for all future years including after termination or death.

In the future, if we make compensation payments subject to Section 162(m) limitations on deductibility, we will not be able to deduct such compensation payments from our taxable income that is subject to distribution requirements as a REIT.  As a result, our REIT distribution requirements may exceed our earnings, which could result in a reduction of shareholders’ equity.

We may not be able to generate future taxable income to fully utilize NOL and NCL carryforwards.

As of December 31, 2018, we had an NOL carryforward of $14.5 million that expires in 2028 and an NCL carryforward of $424.2 million that begins to expire in 2019. We can utilize our NOL carryforward to reduce our REIT distribution requirement.  In addition, we can utilize our NCL carryforward to reduce our net capital gain income that would be subject to income taxes to the extent it is not distributed to our shareholders.  Utilizing our NOL and NCL carryforwards may allow us to reduce our required distributions to shareholders or income tax liability which would allow us to retain future taxable income as capital. However, we may not generate sufficient taxable income of the appropriate tax character to fully utilize these carryforwards prior to their expiration. To the extent that our NOL or NCL carryforwards expire unutilized, we may not fully realize the benefit of these tax attributes which could lead to higher annual distribution requirements or tax liabilities.

Our ability to use our tax benefits could be substantially limited if we experience an “ownership change.”

Our NOL and NCL carryforwards and certain recognized built-in losses may be limited by Sections 382 and 383 of the Internal Revenue Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our REIT distribution requirement or taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for February 2019 is 2.51%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

We have a Rights Plan designed to protect against the occurrence of an ownership change. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock without the approval of our Board of Directors. See “Risks Related to our Business and Structure - Our Rights Plan could inhibit a change in our control” for information on our Rights Plan. The Rights Plan, however, does not protect against all transactions that could cause an ownership change, such as public issuances and repurchases of shares of Class A common stock. The Rights Plan may not be successful in preventing an ownership change within the meaning of Sections 382 and 383 of the Internal Revenue Code, and we may lose all or most of the anticipated tax benefits associated with our prior losses.

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

Limitations imposed by Sections 382 and 383 of the Internal Revenue Code may discourage us from, among other things, repurchasing our stock or issuing additional stock to raise capital or to acquire businesses or assets. Accordingly, our desire to preserve our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

If we are subject to local business, professional and occupation license tax, our operations could be materially and adversely affected.

On May 30, 2018, we received an assessment of approximately $9.4 million from Arlington County, Virginia for a business, professional and occupation license (“BPOL”) tax for calendar year 2017.  The BPOL tax is a local privilege tax on a business’ gross receipts for conducting business activities subject to licensure within Arlington County, where we are located.  We have not been assessed or paid any such BPOL tax prior to calendar year 2017.  During the second quarter of 2018, we filed an administrative appeal with Arlington County, which was denied by the County. We have since filed an administrative appeal with the Tax Commissioner of Virginia.  We do not believe we are subject to the BPOL tax, and intend to fully contest the assessment.  However, if we were to become subject to the BPOL tax, and required to pay the full $9.4 million assessment for calendar year 2017 and subsequent periods (including calendar year 2018), our operations could be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 1001 Nineteenth Street North, Arlington, Virginia 22209. We lease our office space.

We sublease office space to Billings Capital Management, LLC (“BCM”), which is an investment management company owned and operated by Eric F. Billings, the Executive Chairman of our Board of Directors, and his sons. The lease term is month-to-month, based on the pro-rata share of the space occupied by BCM. The lease payments to us totaled approximately $134 thousand for the year ended December 31, 2018.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NYSE under the symbol “AI.” As of January 31, 2019, there were approximately 112 record holders of our Class A common stock. However, most of the shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders.

Commencing with our taxable year ending December 31, 2019, we intend to elect to be taxed as a REIT under the Internal Revenue Code.  As a REIT, we will be required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in “Item 1A Risk Factors.”  All distributions to shareholders will be made at the discretion of our Board of Directors and will depend upon our earnings, financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.

In addition, holders of our 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of its liquidation preference before holders of our common stock are entitled to receive any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.

Purchases of Equity Securities by the Issuer

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the year ended December 31, 2018. As of December 31, 2018, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

Performance Graph

The following graph compares the cumulative total shareholder return for our Class A common stock from December 31, 2013 to December 31, 2018 with the comparable cumulative return of the Standard & Poor’s (“S&P”) 500 Stock Index and the FTSE NAREIT Mortgage REIT Index. The FTSE NAREIT Mortgage REIT Index is a free-float adjusted, market capitalization-weighted index of U.S. mortgage REITs, which include all tax-qualified REITs with more than 50% of total assets invested in mortgage loans or MBS secured by interests in real property.

The graph assumes $100 invested on December 31, 2013 in our Class A common stock and $100 invested at the same time in each of the above-mentioned indices, assuming that all dividends are reinvested.

	AI	S&P 500 Index	FTSE NAREIT Mortgage REIT Index
December 31, 2013	$100.00	$100.00	$100.00
December 31, 2014	114.79	113.68	117.85
December 31, 2015	67.38	115.24	107.49
December 31, 2016	90.14	129.02	132.03
December 31, 2017	84.91	157.17	158.11
December 31, 2018	61.93	150.27	153.96

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statement of Comprehensive Income Data (audited)
Interest income	$130,953	$121,248	$105,336	$121,263	$105,577
Interest expense	84,825	51,514	29,222	18,889	11,391
Net interest income	46,128	69,734	76,114	102,374	94,186
Investment (loss) gain, net	(123,822)	5,874	(69,318)	(118,429)	(20,287)
General and administrative expenses	13,370	18,570	20,756	14,787	18,499
(Loss) income before income taxes	(91,064)	57,038	(13,960)	(30,842)	55,400
Income tax provision	733	39,603	27,387	38,561	47,647
Net (loss) income	(91,797)	17,435	(41,347)	(69,403)	7,753
Dividend on preferred stock	(590)	(251)	—	—	—
Net (loss) income (attributable) available to common stock	(92,387)	17,184	(41,347)	(69,403)	7,753
Other comprehensive loss, net of taxes	—	—	(12,371)	(23,501)	(10,397)
Comprehensive (loss) income	$(91,797)	$17,435	$(53,718)	$(92,904)	$(2,644)
Basic (loss) earnings per common share	$(3.18)	$0.67	$(1.79)	$(3.02)	$0.39
Diluted (loss) earnings per common share	$(3.18)	$0.66	$(1.79)	$(3.02)	$0.38

	December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data (audited)
Agency MBS, at fair value	$3,982,106	$4,054,424	$3,911,375	$3,865,316	$3,414,340
Private-label MBS, at fair value	24	76	1,266	130,553	267,437
Deferred tax assets, net	—	800	48,829	72,927	101,004
Total assets	4,099,450	4,160,529	4,116,951	4,178,336	3,992,295
Short-term secured debt	3,721,629	3,667,181	3,649,102	3,621,680	3,179,775
Long-term unsecured debt	74,104	73,880	73,656	73,433	39,167
Total stockholders’ equity	274,444	386,317	358,813	459,428	620,671
Other Financial Data (unaudited)
Book value per common share (1)	$8.71	$13.43	$15.17	$19.98	$27.02
Tangible book value per common share (2)	$8.71	$13.40	$13.11	$16.81	$22.62
Market price per share of Class A common stock (3)	$7.24	$11.78	$14.82	$13.23	$26.61
Cash dividends declared per common share	$1.675	$2.275	$2.50	$3.00	$3.50

(1)

Book value per common share is calculated as total shareholders’ equity less the preferred stock liquidation preference divided by common shares outstanding.  Common shares outstanding includes shares of Class A common stock and Class B common stock outstanding plus vested restricted stock units convertible into shares of Class A common stock less unvested restricted shares of Class A common stock.

(2)	Tangible book value represents total shareholders’ equity less the preferred stock liquidation preference and net deferred tax assets.
(3)	Represents the last reported sale price of the Company’s Class A common stock on the NYSE as of the year ended on the indicated date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential MBS, consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac’), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of December 31, 2018, nearly all of our investment capital was allocated to agency MBS.

We leverage prudently our investment portfolio so as to increase potential returns to our shareholders. We fund our investments primarily through short-term financing arrangements, principally through repurchase agreements.  We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our MBS portfolio.

For our tax years ended December 31, 2018 and earlier, we were taxed as a C corporation for U.S. federal tax purposes. Commencing with our taxable year ending December 31, 2019, we intend to elect to be taxed as a REIT under the Internal Revenue Code.  As a REIT we will be required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

We are a Virginia corporation that is internally managed company and do not have an external investment advisor.

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

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 2.69% as of December 31, 2018, a 28 basis point increase from the prior year end.  The U.S. rate curve continued to flatten during the year as the spread between the 2-year and 10-year U.S. Treasury rate narrowed 32 basis points with the short-end outpacing the long-end of the interest rate curve.  The spread between 10-year U.S. Treasury rates and interest rate swaps widened three basis during the year with the 10-year swap rate ending at 2.71%.  Interest rate and market volatility were at heighted levels during 2018.  Reduced Federal Reserve support for agency MBS, rate volatility and other factors led to the spread between the market yield on agency MBS and benchmark interest rates widening meaningfully during 2018 resulting in the pricing of agency MBS underperforming interest rate hedges.

On December 19, 2018, the Federal Open Market Committee (“FOMC”) announced that it was raising the target federal funds rate by 25 basis points to a range of 2.25% to 2.50%, its fourth 25 basis point increase in 2018.  The FOMC commented that the labor market has continued to strengthen and that economic activity has been rising at a strong rate.  In its statement, the FOMC stated that some further gradual increases in the target range for the federal funds rate will be consistent with sustained expansion of economic activity, strong labor market conditions, and inflation near its 2% objective over the medium term.  In determining the timing and size of future adjustments to the target range for the federal funds rate, the FOMC is expected to assess realized and expected economic conditions relative to its maximum employment objective and its symmetric 2% inflation objective.  Based on federal funds futures prices, a majority of market participants currently expect that the FOMC will keep the target federal funds rate unchanged during 2019 with a relatively equal minority of market participants currently expecting that the FOMC will either raise or lower the target federal funds rate one time during 2019.  In its December 19, 2018 statement, the FOMC stated that it is continuing to execute its previously announced balance sheet normalization policy of gradually decreasing its reinvestment of U.S. Treasury securities and agency MBS.

Prepayment speeds in the fixed-rate residential mortgage market during 2018 decreased from the prior year driven primarily by a decline in refinancing volumes due to an increase in mortgage rates.  Housing prices continue to improve as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 5.2% annual gain in November 2018 and the overall index reaching a historical high.  The favorable economy, moderate mortgage rates and low supply of homes for sale have driven the continued gains in housing although the increases in housing prices has begun to slow.  However, reduced affordability is beginning to slow sales of both new and existing single family homes.

The following table presents certain key market data as of the dates indicated:

	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Change - Fourth Quarter 2018
30-Year FNMA Fixed Rate MBS (1)
3.5%	$102.73	$100.20	$99.45	$98.39	$99.83	$1.44
4.0%	104.61	102.61	101.92	100.95	101.83	0.88
4.5%	106.42	104.70	104.08	103.14	103.45	0.31
5.0%	107.48	106.83	105.95	104.98	104.64	(0.34)

U.S. Treasury Rates (UST)
2-year UST	1.89%	2.27%	2.53%	2.82%	2.49%	(0.33)%
3-year UST	1.98%	2.38%	2.62%	2.88%	2.46%	(0.42)%
5-year UST	2.21%	2.56%	2.74%	2.95%	2.51%	(0.44)%
7-year UST	2.33%	2.69%	2.82%	3.02%	2.59%	(0.43)%
10-year UST	2.41%	2.74%	2.86%	3.06%	2.69%	(0.37)%
30-year UST	2.74%	2.97%	2.99%	3.21%	3.02%	(0.19)%
2-year to 10-year UST Spread	0.52%	0.47%	0.33%	0.24%	0.20%	(0.04)%

Interest Rate Swap Rates
2-year Swap	2.08%	2.58%	2.81%	2.99%	2.66%	(0.33)%
3-year Swap	2.17%	2.66%	2.86%	3.05%	2.59%	(0.46)%
5-year Swap	2.24%	2.71%	2.89%	3.07%	2.57%	(0.50)%
7-year Swap	2.31%	2.73%	2.90%	3.09%	2.62%	(0.47)%
10-year Swap	2.40%	2.79%	2.93%	3.12%	2.71%	(0.41)%
30-year Swap	2.54%	2.82%	2.93%	3.13%	2.84%	(0.29)%
2-year Swap to 2-year UST Spread	0.19%	0.31%	0.28%	0.17%	0.17%	—
10-year Swap to 10-year UST Spread	(0.01)%	0.05%	0.07%	0.06%	0.02%	(0.04)%

London Interbank Offered Rates (LIBOR)
1-month LIBOR	1.56%	1.88%	2.09%	2.26%	2.50%	0.24%
3-month LIBOR	1.69%	2.31%	2.34%	2.40%	2.81%	0.41%

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

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

Executive Summary

The following are some key financial highlights for the year ended December 31, 2018:

•

$8.71 per common share of book value as of December 31, 2018, a decrease of 35.0% from the prior year, primarily driven by a net investment loss on the Company’s hedged investment portfolio due to the underperformance of the pricing of the Company’s agency MBS investments relative to its interest rate hedges due to agency MBS spread widening

•	$1.675 of declared dividends per common share, resulting in an economic loss of 22.5% measured as the change in tangible book value per common share plus dividends declared during the year

•	$3.18 per diluted common share of GAAP net loss

•	$2.06 per diluted common share of non-GAAP core operating income (1)

•	Net interest income of $46.1 million compared to $69.7 million in the prior year, driven primarily by:
o	a 90 basis point increase in weighted average short-term secured financing costs resulting primarily from hikes in the targeted federal funds rate from the Federal Reserve, partially offset by
o	higher weighted average asset yields on our investments in agency MBS (3.10% versus 2.84%) due to current year reinvestments at higher current yields

•

Economic net interest income, which includes TBA dollar roll income and net interest income earned or expense incurred from interest rate swaps, of $73.3 million compared to $73.7 million in the prior year (1)

As of December 31, 2018, our agency MBS investment portfolio totaled $3,982 million in fair value, consisting solely of specified agency MBS.  Although we did not have a net long TBA agency MBS position as of December 31, 2018, we allocated 21% of our average agency MBS investments towards TBA agency MBS during the year ended December 31, 2018 to take advantage of higher risk adjusted returns in the TBA dollar roll market as compared to owning specified agency MBS financed with repurchase agreements. We generated TBA dollar roll income of $20.9 million during the year ended December 31, 2018 compared to $21.3 million in the prior year. For GAAP reporting purposes, TBA dollar roll income is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

As of December 31, 2018, we had $3,722 million of repurchase agreement financing outstanding. We maintain a substantial hedge position consisting primarily of interest rate swaps coupled with short positions in U.S. Treasury note futures to mitigate the interest rate sensitivity of our cost of borrowing and the value of our fixed-rate agency MBS portfolio over the long-term. As of December 31, 2018, we had $3,100 million in notional amount of interest rate swaps with a weighted average fixed pay rate of 2.07% and a weighted average maturity of 6.6 years, which has the economic effect of locking into a fixed cost of funding on our repurchase agreement financing for the term of the interest rate swap agreements and, thereby, mitigating the impact of rising interest rates on the cost of our borrowings. We earned net interest income from our interest rate swaps of $6.3 million for the year ended December 31, 2018 compared to incurring $17.3 million of net interest expense from our interest rate swaps in the prior year. For GAAP reporting purposes, the net interest income earned or expense incurred from interest rate swap agreements is reported as a component of our investment gain (loss), net on our consolidated statements of comprehensive income and is not a component of our net interest income.

Excluding TBA dollar roll income and interest rate swap net interest income included in non-GAAP core operating income, we had net investment losses on our investment portfolio of $178.8 million and net investment gains on our related interest rate hedging instruments of $27.8 million for a net investment loss on our hedged investment portfolio of $151.0 million, or $5.20 per diluted common share, for the year ended December 31, 2018.

On December 27, 2018, our Board of Directors approved a plan for us to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2019.  For taxable years ended December 31, 2018 and prior, we were subject to taxation as a corporation under Subchapter C of the Internal Revenue Code.  With the expectation that we would utilize our NOL carryforwards as a C Corporation in 2019, the Board of Directors believes that our plan to elect to be taxed as a REIT is the best long-term tax structure for both us and our shareholders.  As a result of our announcement that we expect to be taxed as a REIT beginning January 1, 2019, our deferred tax assets and liabilities were eliminated as of December 31, 2018.

(1)

For further information on the use of non-GAAP core operating income and economic net interest income, which are non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Specified agency MBS	$3,982,106	$4,054,424
Net long agency TBA dollar roll positions (1)	—	1,296,978
Total agency investment portfolio	3,982,106	5,351,402
Private-label interest-only MBS	24	76
Total MBS investment portfolio	$3,982,130	$5,351,478

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $438 and $609 as of December 31, 2018 and 2017, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of December 31, 2018 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.5%	$334,614	$6,396	$341,010	$(5,830)	$335,180	$100.17	3.50%	8.0
4.0%	2,096,002	100,805	2,196,807	(48,257)	2,148,550	102.51	4.00%	7.3
4.5%	1,436,241	74,566	1,510,807	(12,446)	1,498,361	104.33	4.50%	6.5
5.5%	14	—	14	1	15	107.59	5.50%	5.7
Total/weighted-average	$3,866,871	$181,767	$4,048,638	$(66,532)	$3,982,106	102.98	4.14%	7.1

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$2,233,788	$106,038	$2,339,826	$(36,056)	$2,303,770	$103.13	4.18%	7.0
Freddie Mac	1,633,083	75,729	1,708,812	(30,476)	1,678,336	102.77	4.10%	7.2
Total/weighted-average	$3,866,871	$181,767	$4,048,638	$(66,532)	$3,982,106	102.98	4.14%	7.1

The actual CPR for the Company’s agency MBS was 9.42% for the year ended December 31, 2018 compared to 9.26% for the year ended December 31, 2017.  As of December 31, 2018, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 87% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio may also include net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  As of December 31, 2018, we did not have any net long TBA agency positions.

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of December 31, 2018, the interest rate hedging instruments primarily used by the Company were centrally cleared interest rate swap agreements and exchange-traded 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of December 31, 2018 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.60%	1.07%	1.5
3 to less than 7 years	325,000	2.00%	2.73%	0.73%	4.4
7 to less than 10 years	1,600,000	2.35%	2.70%	0.35%	8.5
10 or more years	125,000	3.02%	2.66%	(0.36)%	29.6
Total / weighted-average	$3,100,000	2.07%	2.67%	0.60%	6.6

In addition to interest rate swap agreements, the Company also has exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in March 2019, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. Information about the Company’s outstanding U.S. Treasury note futures contracts as of December 31, 2018 is as follows (dollars in thousands):

	Maturity date	Notional Amount
10-year U.S. Treasury note futures	March 2019	320,000

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

Comparison of the years ended December 31, 2018 and 2017

The following table presents the net income (loss) available (attributable) to common stock reported for the years ended December 31, 2018 and 2017, respectively (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017
Interest income	$130,953	$121,248
Interest expense	84,825	51,514
Net interest income	46,128	69,734
Investment (loss) gain, net	(123,822)	5,874
General and administrative expenses	13,370	18,570
(Loss) income before income taxes	(91,064)	57,038
Income tax provision	733	39,603
Net (loss) income	(91,797)	17,435
Dividend on preferred stock	(590)	(251)
Net (loss) income (attributable) available to common stock	(92,387)	17,184
Diluted (loss) earnings per common share	$(3.18)	$0.66
Weighted-average diluted common shares outstanding	29,052	26,011

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $23.6 million, or 33.9%, from $69.7 million for the year ended December 31, 2017 to $46.1 million for the year ended December 31, 2018. The decrease from the comparative period is primarily attributable to a 90 basis point increase in the average interest costs of our short-term secured financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by an increase in the average asset yields of our specified agency MBS due to reinvestments from portfolio repositioning and monthly paydowns into higher current investment yields as a result of a rise in long-term interest rates and widening agency MBS spreads.

The components of GAAP net interest income from our MBS portfolio is summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018			2017
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$4,199,274	$130,258	3.10%	$4,258,079	$120,968	2.84%
Other	—	695		—	280
	$4,199,274	130,953	3.12%	$4,258,079	121,248	2.85%
Short-term secured debt	$3,817,870	(79,812)	(2.06)%	$3,950,139	(46,648)	(1.16)%
Long-term unsecured debt	74,001	(5,013)	(6.77)%	73,778	(4,866)	(6.60)%
	$3,891,871	(84,825)	(2.15)%	$4,023,917	(51,514)	(1.26)%
Net interest income/spread (1)		$46,128	1.06%		$69,734	1.69%
Net interest margin (1)			1.22%			1.75%

(1)	Net interest income/spread and net interest margin excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2018
	vs.
	Year Ended December 31, 2017
	Rate	Volume	Total Change
Agency MBS	$10,961	$(1,671)	$9,290
Other	415	—	415
Short-term secured debt	(34,685)	1,521	(33,164)
Long-term unsecured debt	(132)	(15)	(147)
	$(23,441)	$(165)	$(23,606)

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

The components of our economic net interest income are summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018			2017
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$4,199,274	$130,258	3.10%	$4,258,079	$120,968	2.84%
TBA dollar rolls (1)	1,138,229	20,929	1.84%	985,610	21,291	2.16%
Other	—	695		—	280
Short-term secured debt	3,817,870	(79,812)	(2.06)%	3,950,139	(46,648)	(1.16)%
Interest rate swaps (2)	3,457,218	6,266	0.18%	3,472,936	(17,334)	(0.50)%
Long-term unsecured debt	74,001	(5,013)	(6.77)%	73,778	(4,866)	(6.60)%
Economic net interest income/margin (3)		$73,323	1.47%		$73,691	1.50%

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

(3)	Economic net interest margin excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Year Ended December 31, 2018
	vs.
	Year Ended December 31, 2017
	Rate	Volume	Total Change
Agency MBS	$10,961	$(1,671)	$9,290
TBA dollar rolls	(3,659)	3,297	(362)
Other	415	—	415
Short-term secured debt	(34,685)	1,521	(33,164)
Interest rate swaps	23,522	78	23,600
Long-term unsecured debt	(132)	(15)	(147)
	$(3,578)	$3,210	$(368)

Economic net interest income for the year ended December 31, 2018 decreased relative to the prior year primarily due to higher financing costs on the unhedged portion of our short-term secured financing arrangements and implied TBA financing driven primarily by an increase in prevailing benchmark short-term interest rates, partially offset by higher average portfolio balances primarily driven by deployment of capital raised during the periods and an increase in the average asset yields of our specified agency MBS.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017
(Losses) gains on trading investments, net	$(114,522)	$2,424
TBA and specified agency MBS commitments, net:
TBA dollar roll income	20,929	21,291
Other losses from TBA and specified agency MBS commitments, net	(64,627)	(4,580)
Total (losses) gains on TBA and specified agency MBS commitments, net	(43,698)	16,711
Interest rate derivatives:
Net interest income (expense) on interest rate swaps	6,266	(17,334)
Other gains from interest rate derivative instruments, net	27,775	3,847
Total gains (losses) on interest rate derivatives, net	34,041	(13,487)
Other, net	357	226
Investment (loss) gain, net	$(123,822)	$5,874

During the year ended December 31, 2018, MBS spreads widened meaningfully which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments. During the year ended December 31, 2017, MBS spreads tightened modestly which resulted in the outperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $5.2 million, or 28.0%, from $18.6 million for the year ended December 31, 2017 to $13.4 million for the year ended December 31, 2018.

Compensation and benefits expensed decreased by $4.9 million, or 37.1%, from $13.2 million for the year ended December 31, 2017 to $8.3 million for the year ended December 31, 2018.  The decrease in compensation and benefits expenses for the year ended

December 31, 2018 is mostly attributable to decreases in employee long-term performance oriented stock-based compensation and annual cash incentive compensation. Employee stock-based compensation decreased by $3.1 million for the year ended December 31, 2018 compared to the prior year primarily due to the Company not expecting to achieve certain performance measures.  Employee annual cash incentive compensation decreased $1.8 million during the year ended December 31, 2018 as compared to the prior year due to not achieving specific annual performance measures and overall Company performance.

Other general and administrative expenses decreased by $0.4 million, or 7.4%, from $5.4 million for the year ended December 31, 2017 to $5.0 million for the year ended December 31, 2018.

Income Tax Provision

For its taxable years ended December 31, 2018 and earlier, we were subject to taxation as a corporation under Subchapter C of the Internal Revenue Code.  For our taxable year ended December 31, 2018, we had NOL and NCL carryforwards that allowed us to eliminate any income tax liability for the year.  On December 27, 2018, our Board of Directors approved a plan for us to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2019.  Since all significant actions necessary for us to qualify as a REIT effective January 1, 2019 were met as of December 31, 2018, we eliminated our deferred assets and liabilities as of that date.  Accordingly, our income tax provision for the year ended December 31, 2018 of $733 consists primarily of the elimination of our net deferred tax asset as of the beginning the year.

For our taxable year ended December 31, 2017, we were subject to taxation as a corporation under Subchapter C of the Internal Revenue Code.  For our taxable year ended December 31, 2017, we had NOL and NCL carryforwards that allowed us to eliminate any income tax liability for the year except for the taxable income subject to the federal alternative minimum tax.  For the year ended December 31, 2017, we recognized an income tax provision of $39.6 million, which includes an increase in the valuation allowance against the deferred tax assets of $16.8 million. During the year ended December 31, 2017, we determined that we should record a full valuation allowance against our deferred tax assets that are capital in nature consisting of our NCL carryforwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods.  The increase to the valuation allowance during the year ended December 31, 2017 is attributable primarily to the determination to record a full valuation allowance instead of a partial valuation allowance against our deferred tax assets that are capital in nature.

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

The components of GAAP net interest income from our MBS portfolio is summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017			2016
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$4,258,079	$120,968	2.84%	$3,597,293	$97,053	2.70%
Private-label MBS	788	101	12.73%	74,889	7,910	10.56%
Other	—	179		—	373
	$4,258,867	121,248	2.85%	$3,672,182	105,336	2.87%
Short-term secured debt	$3,950,139	(46,648)	(1.16)%	$3,426,579	(24,433)	(0.70)%
Long-term unsecured debt	73,778	(4,866)	(6.60)%	73,554	(4,789)	(6.51)%
	$4,023,917	(51,514)	(1.26)%	$3,500,133	(29,222)	(0.82)%
Net interest income/spread (1)		$69,734	1.69%		$76,114	2.17%
Net interest margin (1)			1.75%			2.20%

(1)	Net interest income/spread and net interest margin excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2017
	vs.
	Year Ended December 31, 2016
	Rate	Volume	Total Change
Agency MBS	$6,087	$17,828	$23,915
Private-label MBS	17	(7,826)	(7,809)
Other	(194)	—	(194)
Short-term secured debt	(18,481)	(3,734)	(22,215)
Long-term unsecured debt	(62)	(15)	(77)
	$(12,633)	$6,253	$(6,380)

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

(3)	Economic net interest margin excludes interest on long-term unsecured debt.

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

Other Comprehensive Loss

During the year ended December 31, 2016, we had securities that were classified as available-for-sale that were all sold as of December 31, 2016.  Other comprehensive loss was $12.4 million for the year ended December 31, 2016, including net unrealized holding losses of $10.1 million on available-for-sale MBS, net of a tax benefit of $3.9 million, $7.2 million of reversal of prior period net unrealized gains upon the sale of available-for-sale MBS, and $1.7 million of other-than-temporary impairment charges on available-for-sale securities, net of a tax provision of $0.7 million.

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

Core General and Administrative Expenses

Core general and administrative expenses are non-interest expenses reported within the line item “total general and administrative expenses” of the consolidated statements of comprehensive income less stock-based compensation expense. For the year ended December 31, 2016, core general and administrative expenses also exclude non-recurring expenses related to the 2016 proxy contest that are in excess of those normally incurred for an annual meeting of shareholders

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the periods indicated (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2018	2017	2016
GAAP net interest income	$46,128	$69,734	$76,114
TBA dollar roll income	20,929	21,291	19,261
Interest rate swap net interest income (expense)	6,266	(17,334)	(17,825)
Economic net interest income	73,323	73,691	77,550
Core general and administrative expenses	(12,534)	(14,644)	(13,802)
Preferred stock dividend	(590)	(251)	—
Non-GAAP core operating income	$60,199	$58,796	$63,748

Non-GAAP core operating income per diluted common share	$2.06	$2.26	$2.75
Weighted average diluted common shares outstanding	29,269	26,011	23,202

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the periods indicated (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	2016
GAAP (loss) income before income taxes	$(91,064)	$57,038	$(13,960)
Add (less):
Total investment loss (gain), net	123,822	(5,874)	69,318
Stock-based compensation expense	836	3,926	2,975
Non-recurring proxy contest related expenses	—	—	3,979
Preferred stock dividend	(590)	(251)	—
Add back:
TBA dollar roll income	20,929	21,291	19,261
Interest rate swap net interest income (expense)	6,266	(17,334)	(17,825)
Non-GAAP core operating income	$60,199	$58,796	$63,748

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

A limitation of utilizing this non-GAAP financial measure is that the effect of accounting for “non-core” events or transactions in accordance with GAAP does, in fact, reflect the financial results of our business and these effects should not be ignored when evaluating and analyzing our financial results. For example, the economic cost or benefit of hedging instruments other than interest rate swap agreements, such as U.S. Treasury note futures or options, do not affect the computation of non-GAAP core operating income. In addition, our calculation of non-GAAP core operating income may not be comparable to other similarly titled measures of other companies.  Therefore, we believe that non-GAAP core operating income should be considered as a supplement to, and in conjunction with, net income and comprehensive income determined in accordance with GAAP. Furthermore, there may be differences between non-GAAP core operating income and taxable income determined in accordance with the Internal Revenue Code.  As a REIT, we will be required to distribute at least 90% of our REIT taxable income (subject to certain adjustments) to qualify as a REIT and all of our taxable income in order to not be subject to any U.S. Federal or state corporate income taxes. Accordingly, non-GAAP core operating income may not equal our distribution requirements as a REIT.

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

As of December 31, 2018, our debt-to-equity leverage ratio was 13.8 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e. repurchase agreement financing), net payable or receivable for unsettled securities and net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. Our long-term unsecured debt is measured as our long-term unsecured debt excluding any unamortized issuance costs.  As of December 31, 2018, our “at risk” short-term recourse financing to investable capital ratio was 10.6 to 1.

Cash Flows

As of December 31, 2018, our cash and cash equivalents totaled $26.7 million representing a net increase of $5.1 million from $21.6 million as of December 31, 2017. Cash provided by operating activities of $63.7 million during 2018 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $82.6 million during 2018 relates primarily to purchases of agency MBS and net payments from settlements and deposits for margin on our interest rate derivative instruments, partially offset by sales of agency MBS and receipt of principal payments from agency MBS. Cash provided by financing activities of $24.0 million during 2018 relates primarily to proceeds from repurchase agreements used to finance a portion of our MBS investment portfolio and proceeds received from issuance of common and preferred stock, partially offset by dividend payments to stockholders.

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

As of December 31, 2018, liquid assets consisted primarily of cash and cash equivalents of $26.7 million and unencumbered MBS of $50.9 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

Debt Capital

Long-Term Unsecured Debt

As of December 31, 2018, we had $74.1 million of total long-term debt, net of unamortized debt issuance costs of $1.2 million. Our trust preferred debt with a principal amount of $15.0 million outstanding as of December 31, 2018 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of December 31, 2018 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of December 31, 2018 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	December 31, 2018	December 31, 2017
Pledged with agency MBS:
Repurchase agreements outstanding	$3,721,629	$3,667,181
Agency MBS collateral, at fair value	3,931,232	3,858,815
Net amount (1)	209,603	191,634
Weighted-average rate	2.72%	1.56%
Weighted-average term to maturity	17.3 days	12.6 days
Maximum amount outstanding at any month-end during the period	$4,263,502	$4,292,755

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of December 31, 2018, we had outstanding repurchase agreement balances with 15 counterparties and have master repurchase agreements in place with a total of 17 counterparties located throughout North America, Europe and Asia. As of December 31, 2018, no more than 7.7% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing 34.0% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of December 31, 2018:

	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	9	69.0%
Europe	2	10.6%
Asia	4	20.4%
	15	100.0%

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

Interest Rate Hedging Instruments

We exchange cash variation margin with the counterparties to our interest rate hedging instruments at least on a daily basis based upon daily changes in fair value as measured by the central clearinghouse through which those instruments are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. However, futures commission merchants may require “initial margin” in excess of the CME’s requirement. The clearing exchanges have the sole discretion to determine the value of the instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our hedging agreements that we were not able to satisfy. However, if we encounter significant decreases in long-term interest rates, margin calls on our hedging agreements could result in a material adverse change in our liquidity position.

As of December 31, 2018, we had outstanding interest rate swaps and U.S. Treasury note futures with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the custodian (in thousands):

	December 31, 2018
	Notional Amount	Collateral Deposit
Interest rate swaps	$3,100,000	$54,883
10-year U.S. Treasury note futures	320,000	6,169

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

Equity Capital

Common Equity Distribution Agreements

On May 24, 2013, the Company entered into separate common equity distribution agreements (the “Prior Equity Distribution Agreements”) with equity sales agents RBC Capital Markets, LLC, JMP Securities LLC, Ladenburg Thalmann & Co. Inc. and MLV & Co. LLC pursuant to which the Company may offer and sell, from time to time, up to 1,750,000 shares of the Company’s Class A common stock. On February 23, 2017, the Company terminated the Prior Equity Distribution Agreements. On February 22, 2017, the Company entered into new separate common equity distribution agreements (the “New Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock. On August 10, 2018, the Company entered into separate amendments to the New Equity Distribution Agreements (the “Amended New Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, B. Riley FBR, Inc. (formerly, FBR Capital Markets & Co.), JonesTrading Institutional Services LLC and Ladenburg Thalman & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 12,597,423 shares of the Company’s Class A common stock.

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

The following table provides information about the issuances of common stock under the common equity distribution agreements for the periods indicated (dollars in thousands):

	Year Ended	Year Ended
Class A Common Stock Issuances	December 31, 2018	December 31, 2017
Shares issued	2,226,557	4,472,083
Weighted average public offering price	$10.19	$13.88
Net proceeds (1)	$22,326	$61,213

(1)	Net of selling commissions and expenses.

As of December 31, 2018, the Company had 11,302,160 shares of Class A common stock available for sale under the Amended New Equity Distribution Agreements.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the

30th day of each December, March, June and September. As of December 31, 2018, we had declared and paid all required quarterly dividends on our Series B Preferred Stock.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the periods indicated (dollars in thousands):

	Year Ended	Year Ended
Series B Preferred Stock Issuances	December 31, 2018	December 31, 2017
Shares issued	47,304	168,291
Weighted average public offering price	$24.75	$24.95
Net proceeds (1)	$1,137	$4,090

(1)	Net of selling commissions and expenses.

As of December 31, 2018, the Company had 1,649,405 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2.0 million shares of its Class A common stock.  As of December 31, 2018, 1,951,305 shares of Class A common stock remain available for repurchase under the repurchase program.

REIT Distribution Requirements

Commencing with our taxable year ending December 31, 2019, we intend to elect to be taxed as a REIT under the Internal Revenue Code.  As a REIT, we will be required to distribute annually 90% of our REIT taxable income (subject to certain adjustments) to our shareholders.  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term unsecured debt and non-cancelable lease agreements and other contractual commitments. The following table sets forth these contractual obligations by fiscal year as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$25,000	$50,300	$75,300
Interest on long-term debt (1)	4,817	4,817	4,817	4,817	3,989	14,329	37,586
Minimum rental commitments	395	407	418	429	441	919	3,009
	$5,212	$5,224	$5,235	$5,246	$29,430	$65,548	$115,895

(1)

Includes interest on (i) $25.0 million of Senior Notes due 2023 with a fixed annual interest rate of 6.625% that will mature on May 1, 2023 and (ii) $35.3 million of Senior Notes due 2025 with a fixed annual interest rate of 6.75% that will mature on March 15, 2025. Also includes interest on $15.0 million of trust preferred debt with variable interest rates indexed to three-month LIBOR and reset quarterly. Interest on trust preferred debt is based upon a weighted-average interest rate of 5.19%, which represents the weighted-average contractual interest rate in effect as of December 31, 2018. The trust preferred debt will mature beginning in October 2033 through July 2035.

Off-Balance Sheet Arrangements and Other Commitments

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of December 31, 2018, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of December 31, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. See Note 13 to our consolidated financial statements under “Item 8 - Financial Statements and Supplementary Data.”

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

	December 31, 2018
	Value	Value with 50 Basis Point Increase in Interest Rates	Value with 50 Basis Point Decrease in Interest Rates
Agency MBS	$3,982,106	$3,895,412	$4,052,919
TBA commitments	438	438	438
U.S. Treasury note futures	(1,250)	11,210	(13,710)
Interest rate swaps	(5,709)	81,558	(92,976)
Equity available to common stock	265,679	278,713	236,764
Book value per common share	$8.71	$9.13	$7.76
Book value per common share percent change		4.87%	(10.87)%

	December 31, 2018
	Value	Value with 100 Basis Point Increase in Interest Rates	Value with 100 Basis Point Decrease in Interest Rates
Agency MBS	$3,982,106	$3,796,317	$4,106,386
TBA commitments	438	438	438
U.S. Treasury note futures	(1,250)	23,671	(26,171)
Interest rate swaps	(5,709)	168,825	(180,243)
Equity available to common stock	265,679	279,344	190,505
Book value per common share	$8.71	$9.15	$6.24
Book value per common share percent change		5.10%	(28.33)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.3 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of December 31, 2018.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	December 31, 2018
	Value	Value with 10 Basis Point Increase in Agency MBS Spreads	Value with 10 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$3,982,106	$3,960,879	$4,003,333
TBA commitments	438	438	438
Equity available to common stock	265,679	244,452	286,906
Book value per common share	$8.71	$8.01	$9.40
Book value per common share percent change		(7.99)%	7.99%

	December 31, 2018
	Value	Value with 25 Basis Point Increase in Agency MBS Spreads	Value with 25 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$3,982,106	$3,929,040	$4,035,172
TBA commitments	438	438	438
Equity available to common stock	265,679	212,613	318,745
Book value per common share	$8.71	$6.97	$10.45
Book value per common share percent change		(19.97)%	19.97%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2018, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 version). Based on management’s assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders (our 2019 Proxy Statement) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2019 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2019 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2019 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2019 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2018, included in “Item 8 - Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)
•	Consolidated Balance Sheets as of December 31, 2018 and 2017 (page F-4)
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 (page F-5)
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016 (page F-6)
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 (page F-8)
•	Notes to Consolidated Financial Statements (page F-9)

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

3.03	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).

Exhibit Number	Exhibit Title
3.04	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
3.05	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2016).
3.06	Amendment No. 3 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
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

4.05	Form of Senior Note. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).
4.06	Form of Subordinated Note. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).
4.07	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Company on May 1, 2013).
4.08	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).
4.09	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).
4.10	First Amendment to Shareholder Rights Agreement, dated as of April 13, 2018 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2018).
4.11

Second Supplemental Indenture, dated as of March 18, 2015, between the Company, Wells Fargo Bank, National Association, as Trustee and The Bank of New York Mellon, as Series Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A filed on March 18, 2015).

4.12	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on March 17, 2015).
4.13

Form of specimen certificate representing the shares of 7.00% Series B Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on May 9, 2017).

8.01	Tax Opinion of Hunton Andrews Kurth LLP (incorporated by reference to Exhibit 8.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018).
10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2004).*
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

10.10	Form of Change in Control Continuity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2017).*

Exhibit Number	Exhibit Title
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.08 to the Registrant’s Annual Report on Form 10-K, filed on February 23, 2012).*
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

10.17

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.5 to the Registrant’s Current Report on Form 8-K filed on August 10, 2018).

10.18

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.6 to the Registrant’s Current Report on Form 8-K filed on August 10, 2018).

10.19

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.7 to the Registrant’s Current Report on Form 8-K filed on August 10, 2018).

10.20

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.8 to the Registrant’s Current Report on Form 8-K filed on August 10, 2018).

11.01	Statement regarding Computation of Per Share Earnings (included in Part II, Item 8, and Note 3 to the Registrant’s Consolidated Financial Statements).†
21.01	List of Subsidiaries of the Registrant.†
23.01	Consent of PricewaterhouseCoopers LLP.†
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
99.01	Material U.S. Federal Income Tax Considerations (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018).
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**
101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory plan or arrangement.
**

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 19, 2019	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints J. Rock Tonkel, Jr. and Richard E. Konzmann and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. ROCK TONKEL, JR.	President, Chief Executive Officer and Director	February 19, 2019
J. ROCK TONKEL, JR.	(Principal Executive Officer)

/s/ RICHARD E. KONZMANN	Executive Vice President, Chief Financial Officer and Treasurer	February 19, 2019
RICHARD E. KONZMANN	(Principal Financial Officer)
/s/ BENJAMIN J. STRICKLER	Vice President, Chief Accounting Officer and Controller	February 19, 2019
BENJAMIN J. STRICKLER	(Principal Accounting Officer)
/s/ ERIC F. BILLINGS	Executive Chairman of the Board	February 19, 2019
ERIC F. BILLINGS

/s/ DANIEL E. BERCE	Director	February 19, 2019
DANIEL E. BERCE

/s/ DAVID W. FAEDER	Director	February 19, 2019
DAVID W. FAEDER

/s/ MELINDA H. MCCLURE	Director	February 19, 2019
MELINDA H. MCCLURE

/s/ RALPH S. MICHAEL III	Director	February 19, 2019
RALPH S. MICHAEL III

/s/ ANTHONY P. NADER III	Director	February 19, 2019
ANTHONY P. NADER III

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Arlington Asset Investment Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arlington Asset Investment Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
McLean, VA

February 19, 2019 We have served as the Company’s auditor since 2002.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$26,713	$21,614
Interest receivable	13,349	12,546
Mortgage-backed securities, at fair value
Agency	3,982,106	4,054,424
Private-label	24	76
Derivative assets, at fair value	438	763
Deferred tax assets, net	—	800
Deposits	61,052	59,103
Other assets	15,768	11,203
Total assets	$4,099,450	$4,160,529
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,721,629	$3,667,181
Interest payable	4,646	4,418
Accrued compensation and benefits	3,732	5,015
Dividend payable	11,736	17,550
Derivative liabilities, at fair value	6,959	4,833
Other liabilities	2,200	1,335
Long-term unsecured debt	74,104	73,880
Total liabilities	3,825,006	3,774,212
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, 350,595 and 303,291 shares issued and outstanding, respectively (liquidation preference of $8,765 and $7,582, respectively)	8,245	7,108
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 30,497,998 and 28,140,721 shares issued and outstanding, respectively	305	281
Additional paid-in capital	1,997,876	1,974,941
Accumulated deficit	(1,731,982)	(1,596,013)
Total stockholders’ equity	274,444	386,317
Total liabilities and stockholders’ equity	$4,099,450	$4,160,529

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Interest income
Agency mortgage-backed securities	$130,258	$120,968	$97,053
Private-label mortgage-backed securities	20	101	7,910
Other	675	179	373
Total interest income	130,953	121,248	105,336
Interest expense
Short-term secured debt	79,812	46,648	24,433
Long-term unsecured debt	5,013	4,866	4,789
Total interest expense	84,825	51,514	29,222
Net interest income	46,128	69,734	76,114
Investment (loss) gain, net
(Loss) gain on trading investments, net	(114,522)	2,424	(41,249)
(Loss) gain from derivative instruments, net	(9,657)	3,224	(31,660)
Realized gain on sale of available-for-sale investments, net	—	—	4,777
Other-than-temporary impairment charges	—	—	(1,737)
Other, net	357	226	551
Total investment (loss) gain, net	(123,822)	5,874	(69,318)
General and administrative expenses
Compensation and benefits	8,329	13,203	11,526
Other general and administrative expenses	5,041	5,367	9,230
Total general and administrative expenses	13,370	18,570	20,756
(Loss) income before income taxes	(91,064)	57,038	(13,960)
Income tax provision	733	39,603	27,387
Net (loss) income	(91,797)	17,435	(41,347)
Dividend on preferred stock	(590)	(251)	—
Net (loss) income (attributable) available to common stock	$(92,387)	$17,184	$(41,347)
Basic (loss) earnings per common share	$(3.18)	$0.67	$(1.79)
Diluted (loss) earnings per common share	$(3.18)	$0.66	$(1.79)
Weighted-average common shares outstanding (in thousands)
Basic	29,052	25,649	23,051
Diluted	29,052	26,011	23,051
Other comprehensive (loss) income, net of taxes
Unrealized losses on available-for-sale securities (net of taxes of $-0-, $-0-, and $(3,946), respectively)	$—	$—	$(6,197)
Reclassification
Included in investment (loss) gain, net, related to sales of available-for-sale securities (net of taxes of $-0-, $-0-, and $40, respectively)	—	—	(7,235)
Included in investment (loss) gain, net, related to other-than-temporary impairment charges on available-for-sale securities (net of taxes of $-0-, $-0-, and $676, respectively)	—	—	1,061
Comprehensive (loss) income	$(91,797)	$17,435	$(53,718)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances, December 31, 2015	22,874,819	$229	102,216	$1	$1,898,085	$12,371	$(1,451,258)	$459,428
Net loss	—	—	—	—	—	—	(41,347)	(41,347)
Conversion of Class B common stock to Class A common stock	81,960	1	(81,960)	(1)	—	—	—	—
Issuance of Class A common stock	595,342	6	—	—	9,669	—	—	9,675
Issuance of Class A common stock under stock-based compensation plans	73,457	—	—	—	—	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	(18,467)	—	—	—	(269)	—	—	(269)
Stock-based compensation	—	—	—	—	2,974	—	—	2,974
Income tax provision from stock-based compensation	—	—	—	—	(175)	—	—	(175)
Other comprehensive loss	—	—	—	—	—	(12,371)	—	(12,371)
Dividends declared (1)	—	—	—	—	—	—	(59,102)	(59,102)
Balances, December 31, 2016	23,607,111	$236	20,256	$—	$1,910,284	$—	$(1,551,707)	$358,813

	Preferred Stock (#)	Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2016	—	$—	23,607,111	$236	20,256	$—	$1,910,284	$(1,551,707)	$358,813
Net income	—	—	—	—	—	—	—	17,435	17,435
Conversion of Class B common stock to Class A common stock	—	—	20,256	—	(20,256)	—	—	—	—
Issuance of Class A common stock	—	—	4,472,083	45	—	—	61,168	—	61,213
Issuance of Class A common stock under stock-based compensation plans	—	—	74,000	—	—	—	—	—	—
Issuance of Series B preferred stock	303,291	7,108	—	—	—	—	—	—	7,108
Repurchase of Class A common stock under stock-based compensation plans	—	—	(32,729)	—	—	—	(437)	—	(437)
Stock-based compensation	—	—	—	—	—	—	3,926	—	3,926
Dividends declared (1)	—	—	—	—	—	—	—	(61,741)	(61,741)
Balances, December 31, 2017	303,291	$7,108	28,140,721	$281	—	$—	$1,974,941	$(1,596,013)	$386,317

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (continued)

(Dollars in thousands)

	Preferred Stock (#)	Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2017	303,291	$7,108	28,140,721	$281	$1,974,941	$(1,596,013)	$386,317
Net loss	—	—	—	—	—	(91,797)	(91,797)
Issuance of Class A common stock	—	—	2,226,557	23	22,303	—	22,326
Issuance of Class A common stock under stock-based compensation plans	—	—	164,585	1	123	—	124
Issuance of Series B preferred stock	47,304	1,137	—	—	—	—	1,137
Repurchase of Class A common stock under stock-based compensation plans	—	—	(33,865)	—	(327)	—	(327)
Cumulative-effect of accounting change (see Note 3)	—	—	—	—	—	4,059	4,059
Stock-based compensation	—	—	—	—	836	—	836
Dividends declared (1)	—	—	—	—	—	(48,231)	(48,231)
Balances, December 31, 2018	350,595	$8,245	30,497,998	$305	$1,997,876	$(1,731,982)	$274,444

(1)

The Board of Directors approved and the Company declared and paid dividends of $2.50, $2.275, and $1.675 per common share for the years ended December 31, 2016, 2017, and 2018, respectively. The Board of Directors approved and the Company declared and paid dividends of $1.113 and $1.75 per preferred share for the years ended December 31, 2017 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(91,797)	$17,435	$(41,347)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Net investment loss (gain), net	123,822	(5,874)	69,318
Net premium amortization on mortgage-backed securities	31,796	33,353	28,810
Deferred tax provision	733	38,897	27,330
Other	870	3,497	2,709
Changes in operating assets
Interest receivable	(803)	(900)	290
Other assets	(116)	717	1,759
Changes in operating liabilities
Interest payable and other liabilities	527	1,296	(531)
Accrued compensation and benefits	(1,283)	(391)	236
Net cash provided by operating activities	63,749	88,030	88,574
Cash flows from investing activities
Purchases of private-label mortgage-backed securities	—	—	(5,357)
Purchases of agency mortgage-backed securities	(2,945,759)	(3,137,435)	(2,917,361)
Proceeds from sales of private-label mortgage-backed securities	—	1,268	124,962
Proceeds from sales of agency mortgage-backed securities	2,387,180	2,482,703	2,302,011
Receipt of principal payments on private-label mortgage-backed securities	8	17	496
Receipt of principal payments on agency mortgage-backed securities	484,621	480,661	495,852
(Payments for) proceeds from derivatives and deposits, net	(8,712)	24,674	(66,278)
Other	21	432	15,855
Net cash used in investing activities	(82,641)	(147,680)	(49,820)
Cash flows from financing activities
Proceeds from repurchase agreements, net	54,448	18,079	814,323
Repayments of Federal Home Loan Bank advances, net	—	—	(786,900)
Proceeds from issuance of common stock	22,326	61,213	9,675
Proceeds from issuance of preferred stock	1,137	7,108	—
Excess tax provisions associated with stock-based awards	—	—	(175)
Dividends paid	(53,920)	(59,930)	(57,870)
Net cash provided by (used in) financing activities	23,991	26,470	(20,947)
Net increase (decrease) in cash and cash equivalents	5,099	(33,180)	17,807
Cash and cash equivalents, beginning of year	21,614	54,794	36,987
Cash and cash equivalents, end of year	$26,713	$21,614	$54,794
Supplemental cash flow information
Cash payments for interest	$84,373	$50,306	$28,000
Cash payments for taxes	$8	$28	$322
Non-cash investing activity:
Receipt of non-public equity securities upon dissolution of investee fund	$—	$—	$619

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of “agency MBS” and “private-label MBS.” Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”). Private-label MBS, or “non-agency MBS,” include residential MBS that are not guaranteed by a GSE or the U.S. government. Arlington Asset is a Virginia corporation that is internally managed.

Note 2. Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Arlington Asset and all other entities in which the Company has a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Although the Company bases these estimates and assumptions on historical experience and all other reasonably available information that the Company believes to be relevant under the circumstances, such estimates frequently require management to exercise significant subjective judgment about matters that are inherently uncertain. Actual results may differ materially from these estimates.

Certain prior period amounts in the consolidated financial statements and the accompanying notes have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on the previously reported net income, other comprehensive income, total assets or total liabilities.

Note 3. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of December 31, 2018 and 2017, approximately 99% and 98%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Interest Income Recognition for Investments in Agency MBS

The Company recognizes interest income for its investments in agency MBS by applying the “interest method” permitted by GAAP, whereby purchase premiums and discounts are amortized and accreted, respectively, as an adjustment to contractual interest income accrued at each security’s stated coupon rate. The interest method is applied at the individual security level based upon each security’s effective interest rate. The Company calculates each security’s effective interest rate at the time of purchase by solving for the discount rate that equates the present value of that security's remaining contractual cash flows (assuming no principal prepayments) to its purchase price. Because each security’s effective interest rate does not reflect an estimate of future prepayments, the Company refers to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method to its investments in agency MBS, as principal prepayments occur, a proportional amount of the unamortized premium or discount is recognized in interest income such that the contractual effective interest rate on the remaining security balance is unaffected.

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

Other Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statements of comprehensive income adjusted for other comprehensive income. Other comprehensive income for the Company represents periodic unrealized holding gains and losses related to the Company’s investments in MBS classified as available-for-sale. Accumulated unrealized holding gains and losses for available-for-sale MBS are reclassified into net income as a component of “investment gain (loss), net” upon (i) sale or realization, or (ii) the occurrence of an other-than-temporary impairment. As of December 31, 2016, all of the Company’s investments in MBS are classified as trading securities. Accordingly, all unrealized gains and losses related to the Company’s investments in MBS during 2018 and 2017 have been recognized in net income.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss applicable to common stock by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as unvested shares of restricted stock and performance share units. The following table presents the computations of basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended December 31,
(Shares in thousands)	2018	2017	2016
Basic weighted-average common shares outstanding	29,052	25,649	23,051
Performance share units and unvested restricted stock	—	362	—
Diluted weighted-average common shares outstanding	29,052	26,011	23,051
Net (loss) income (attributable) available to common stock	$(92,387)	$17,184	$(41,347)
Basic (loss) earnings per common share	$(3.18)	$0.67	$(1.79)
Diluted (loss) earnings per common share	$(3.18)	$0.66	$(1.79)

The diluted loss per share for the years ended December 31, 2018 and 2016 did not include the antidilutive effect of 216,238 and 150,996 shares of unvested shares of restricted stock and performance share units, respectively.

Other Significant Accounting Policies

The Company’s other significant accounting policies are described in the following notes:

Investments in agency MBS, subsequent measurement	Note 4
Borrowings	Note 5
To-be-announced agency MBS transactions, including “dollar rolls”	Note 6
Derivative instruments	Note 6
Balance sheet offsetting	Note 7
Fair value measurements	Note 8
Income taxes	Note 9
Stock-based compensation	Note 12

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

January 1, 2019

The primary impact of the adoption of ASU No. 2016-02 will be the recognition of lease liabilities and associated right-of-use assets on the Company’s balance sheet.  The Company does not expect the adoption of ASU No. 2016-02 will have a material effect on its consolidated financial statements.

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

January 1, 2019

As of December 31, 2018, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

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

Note 4. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2018 and 2017, the Company had $3,982,106 and $4,054,424, respectively, of fair value in agency MBS classified as trading securities. As of December 31, 2018 and 2017, all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Year Ended December 31,
	2018	2017	2016
Net (losses) gains recognized in earnings for:
Agency MBS still held at period end	$(59,676)	$(1,621)	$(62,363)
Agency MBS sold during the period	(54,804)	3,987	21,714
Total	$(114,480)	$2,366	$(40,649)

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

As of December 31, 2018 and 2017, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	December 31, 2018	December 31, 2017
Pledged with agency MBS:
Repurchase agreements outstanding	$3,721,629	$3,667,181
Agency MBS collateral, at fair value	3,931,232	3,858,815
Net amount (1)	209,603	191,634
Weighted-average rate	2.72%	1.56%
Weighted-average term to maturity	17.3 days	12.6 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Weighted-average outstanding balance	$3,817,870	$3,950,139
Weighted-average rate	2.06%	1.16%

Long-Term Unsecured Debt

As of December 31, 2018 and 2017, the Company had $74,104 and $73,880, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,196 and $1,420, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	December 31, 2018			December 31, 2017
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	5.19%	6.75%	6.625%	4.11%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Types and Uses of Derivative Instruments

Interest Rate Hedging Instruments

The Company is party to interest rate hedging instruments that are intended to economically hedge changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. Interest rate hedging instruments include centrally cleared interest rate swaps, exchange-traded instruments, such as U.S. Treasury note futures, Eurodollar futures, interest rate swap futures and options on futures, and nonexchange-traded instruments such as options on agency MBS. While the Company uses its interest rate hedging instruments to economically hedge a portion of its interest rate risk, it has not designated such contracts as hedging instruments for financial reporting purposes.

The Company exchanges cash “variation margin” with the counterparties to its interest rate hedging instruments at least on a daily basis based upon daily changes in fair value as measured by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those instruments are cleared. In addition, the CME requires market participants to deposit and maintain an “initial margin” amount which is determined by the CME and is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. However, futures commission merchants may require “initial margin” in excess of the CME’s requirement.

Receivables recognized for the right to reclaim cash initial margin posted in respect of interest rate hedging instruments are included in the line item “deposits” in the accompanying consolidated balance sheets.

The daily exchange of variation margin associated with a centrally cleared or exchange-traded hedging instrument is legally characterized as the daily settlement of the instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its interest rate swaps and futures as a direct reduction to the carrying value of the derivative asset or liability, respectively. The carrying amount of interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments generally represents the change in fair value that occurred on the last day of the reporting period.

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

Under the terms of these forward commitments, the daily exchange of variation margin may occur based on changes in the fair value of the agency MBS commitments if a party to the transaction demands it. Receivables recognized for the right to reclaim cash collateral posted by the Company in respect of TBA transactions is included in the line item “deposits” in the accompanying consolidated balance sheets. Liabilities recognized for the obligation to return cash collateral received by the Company in respect of TBA transactions is included in the line item “other liabilities” in the accompanying consolidated balance sheets.

In addition to TBA transactions, the Company may, from time to time, enter into commitments to purchase or sell specified agency MBS that do not qualify as regular-way security trades. Such commitments are also accounted for as derivative instruments.

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(5,709)	$—	$(3,338)
5-year U.S. Treasury note futures	—	—	—	(20)
10-year U.S. Treasury note futures	—	(1,250)	—	(1,321)
TBA commitments	438	—	763	(154)
Total	$438	$(6,959)	$763	$(4,833)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2018:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.60%	1.07%	1.5	$(152)
3 to less than 7 years	325,000	2.00%	2.73%	0.73%	4.4	(432)
7 to less than 10 years	1,600,000	2.35%	2.70%	0.35%	8.5	(4,572)
10 or more years	125,000	3.02%	2.66%	(0.36)%	29.6	(553)
Total / weighted-average	$3,100,000	2.07%	2.67%	0.60%	6.6	$(5,709)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2017:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,300,000	1.28%	1.51%	0.23%	1.8	$(248)
3 to less than 7 years	700,000	1.87%	1.48%	(0.39)%	3.9	(454)
7 to 10 years	1,600,000	1.90%	1.55%	(0.35)%	8.3	(2,636)
Total / weighted-average	$3,600,000	1.67%	1.52%	(0.15)%	5.1	$(3,338)

U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of December 31, 2018 are short positions with an aggregate notional amount of $320,000 that mature in March 2019. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. As of December 31, 2017, the Company held short positions of 5-year and 10-year U.S. Treasury note futures with aggregate notional amounts of $21,600 and $650,000, respectively, with a maturity date in March 2018.

Options on 10-year U.S. Treasury Note Futures

The Company may purchase or sell exchange-traded options on 10-year U.S. Treasury note futures contracts with the objective of economically hedging a portion of the sensitivity of its investments in agency MBS to significant changes in interest rates. The Company may purchase put options which provide the Company with the right to sell 10-year U.S. Treasury note futures to a counterparty, and the Company may also write call options that provide a counterparty with the option to buy 10-year U.S. Treasury note futures from the Company. In order to limit its exposure on its interest rate derivative instruments from a significant decline in long-term interest rates, the Company may also purchase contracts that provide the Company with the option to buy, or call, 10-year U.S. Treasury note futures from a counterparty. The options may be exercised at any time prior to their expiry, and if exercised, may be net settled in cash or through physical receipt or delivery of the underlying futures contracts.

As of December 31, 2018 and 2017, the Company had no outstanding options on 10-year U.S. Treasury note futures contracts.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	December 31, 2018
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
5.0% 30-year MBS purchase commitments	$100,000	$103,750	$104,047	$297
5.0% 30-year MBS sale commitments	(100,000)	(104,188)	(104,047)	141
Total TBA commitments, net	$—	$(438)	$—	$438

	December 31, 2017
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.0% 15-year MBS purchase commitments	$250,000	$254,873	$254,766	$(107)
3.5% 30-year MBS purchase commitments	1,015,000	1,041,496	1,042,212	716
Total TBA commitments, net	$1,265,000	$1,296,369	$1,296,978	$609

Derivative Instrument Gains and Losses

The following table provides information about the derivative gains and losses recognized within the periods indicated:

	For the Year Ended December 31,
	2018	2017
Interest rate derivatives:
Interest rate swaps:
Net interest income (expense) (1)	$6,266	$(17,334)
Unrealized (losses) gains, net	(30,064)	17,791
Gains (losses) realized upon early termination, net	49,192	(13,441)
Total interest rate swap gains (losses), net	25,394	(12,984)
U.S. Treasury note futures, net	8,647	6,054
Options on U.S. Treasury note futures, net	—	(6,302)
Other, net	—	(255)
Total interest rate derivative gains (losses), net	34,041	(13,487)
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	20,929	21,291
Other losses on agency MBS commitments, net	(64,627)	(4,580)
Total (losses) gains on agency MBS commitments, net	(43,698)	16,711
Total derivative (losses) gains, net	$(9,657)	$3,224

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Year Ended December 31, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$1,400,000	$—	$(1,900,000)	$3,100,000
5-year U.S. Treasury note futures	21,600	—	(21,600)	—	—
10-year U.S. Treasury note futures	650,000	3,120,000	(3,200,000)	(250,000)	320,000
Commitments to purchase (sell) MBS, net	1,265,000	13,320,000	(14,585,000)	—	—

	For the Year Ended December 31, 2017
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,700,000	$1,275,000	$(250,000)	$(1,125,000)	$3,600,000
5-year U.S. Treasury note futures	—	221,600	(200,000)	—	21,600
10-year U.S. Treasury note futures	—	2,146,100	(1,496,100)	—	650,000
Purchased put options on 10-year U.S. Treasury note futures	1,650,000	2,540,000	(4,190,000)	—	—
Sold call options on 10-year U.S. Treasury note futures	1,000,000	2,450,000	(3,450,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	1,000,000	3,350,000	(4,350,000)	—	—
Purchased put options on agency MBS	—	900,000	(900,000)	—	—
Commitments to purchase (sell) MBS, net	725,000	12,925,000	(12,385,000)	—	1,265,000

Cash Collateral Posted and Received for Derivative Instruments and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	December 31, 2018	December 31, 2017
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$54,883	$46,218
U.S. Treasury note futures (cash initial margin)	6,169	6,960
Unsettled MBS trades and TBA commitments, net	—	5,925
Total cash collateral posted, net	$61,052	$59,103

As of December 31, 2018, the Company had received $438 of cash collateral in respect of its forward-settling TBA commitments. The Company recognized a corresponding obligation to return this cash collateral to its counterparties, which is included in the line item “other liabilities” in the accompanying consolidated balance sheets.

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

Receivables recognized for the right to reclaim cash initial margin posted in respect of interest rate derivative instruments are included in the line item “deposits” in the accompanying consolidated balance sheets.

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of December 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$438	$—	$438	$—	$(438)	$—
Total derivative instruments	438	—	438	—	(438)	—
Total assets	$438	$—	$438	$—	$(438)	$—
Liabilities:
Derivative instruments:
Interest rate swaps	$5,709	$—	$5,709	$—	$(5,709)	$—
10-year U.S. Treasury note futures	1,250	—	1,250	—	(1,250)	—
Total derivative instruments	6,959	—	6,959	—	(6,959)	—
Repurchase agreements	3,721,629	—	3,721,629	(3,721,629)	—	—
Total liabilities	$3,728,588	$—	$3,728,588	$(3,721,629)	$(6,959)	$—

	As of December 31, 2017
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$763	$—	$763	$—	$—	$763
Total derivative instruments	763	—	763	—	—	763
Total assets	$763	$—	$763	$—	$—	$763
Liabilities:
Derivative instruments:
Interest rate swaps	$3,338	$—	$3,338	$—	$(3,338)	$—
U.S. Treasury note futures	1,341	—	1,341	—	(1,341)	—
TBA commitments	154	—	154	—	(154)	—
Total derivative instruments	4,833	—	4,833	—	(4,833)	—
Repurchase agreements	3,667,181	—	3,667,181	(3,667,181)	—	—
Total liabilities	$3,672,014	$—	$3,672,014	$(3,667,181)	$(4,833)	$—

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

Other

Long-term unsecured debt - As of December 31, 2018 and 2017, the carrying value of the Company’s long-term unsecured debt was $74,104 and $73,880, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $66,562 and $70,314 as of December 31, 2018 and 2017, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds - As of December 31, 2018, the Company had investments in equity securities and investment funds measured at fair value of $6,115, which is included in the line item “other assets” in the accompanying consolidated balance sheets. ASU No. 2016-01, effective January 1, 2018, requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings. Upon the adoption of ASU No. 2016-01, the Company recognized a cumulative-effect increase of $4,059 (net of taxes) in stockholders’ equity representing, as of January 1, 2018, the excess of fair value over historical cost of its investments in equity securities that were previously carried at their historical cost (net of impairments). As of December 31, 2017, the Company had investments in equity securities and investment funds with a carrying amount of $1,675, which are included in the line item “other assets” in the accompanying consolidated balance sheets. As of December 31, 2017, $439 of these investments represented securities for which the Company elected the “fair value option” at the time that the securities were initially recognized on the Company’s consolidated balance sheets. The remaining $1,236 in investments in equity securities of non-public companies and investment funds as of December 31, 2017 were measured at cost, net of impairments. The Company’s estimate of the total fair value of investments in equity securities and investment funds was $5,801 as of December 31, 2017.

Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of December 31, 2018, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 91 percent, 8 percent, and 12 percent, respectively. As of December 31, 2017, the discount factor for lack of marketability and control was estimated to be 20 percent. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2018 and 2017. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,982,106	$—	$3,982,106	$—
Private-label MBS	24	—	—	24
Total MBS	3,982,130	—	3,982,106	24
Derivative assets	438	—	438	—
Derivative liabilities	(6,959)	(1,250)	(5,709)	—
Other assets	6,115	—	—	6,115
Total	$3,981,724	$(1,250)	$3,976,835	$6,139

	December 31, 2017
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,054,424	$—	$4,054,424	$—
Private-label MBS	76	—	—	76
Total MBS	4,054,500	—	4,054,424	76
Derivative assets	763	—	763	—
Derivative liabilities	(4,833)	(1,341)	(3,492)	—
Other assets	439	—	—	439
Total	$4,050,869	$(1,341)	$4,051,695	$515

There were no transfers of financial instruments into or out of Levels 1, 2 or 3 during the years ended December 31, 2018 and 2017.

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2018	2017
Beginning balance	$515	$1,799
Investments in equity securities measured at fair value beginning January 1, 2018	5,362	—
Included in investment gain (loss), net	313	(35)
Purchases	—	—
Sales	—	(1,268)
Payments, net	(71)	(82)
Accretion of discount	20	101
Ending balance	$6,139	$515
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$313	$(93)

Note 9. Income Taxes

For its tax years ended December 31, 2018 and earlier, Arlington Asset was subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On December 27, 2018, the Company’s Board of Directors approved a plan for Arlington Asset to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its taxable year ending December 31, 2019.  As a REIT, the Company will be required to distribute annually 90% of its REIT taxable income.  So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders on a timely basis.  At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities reflect the impact of temporary differences between the carrying amount of assets and liabilities pursuant to the application of GAAP and their respective tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered. Deferred tax assets are also recorded for net operating loss (“NOL”) carryforwards and net capital loss (“NCL”) carryforwards.  A valuation allowance is provided against deferred tax assets if, based upon the Company’s evaluation, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.  All available evidence, both positive and negative, is incorporated into the determination of whether a valuation allowance for deferred tax assets is appropriate.  Items considered in the valuation allowance determination include expectations of future earnings of the appropriate tax character, recent historical financial results, tax planning strategies, the length of statutory carryforward periods and the expected timing of the reversal of temporary differences.

Under the Internal Revenue Code, a REIT is taxed as a C corporation.  However, in computing its taxable income, a REIT can deduct dividends paid to arrive at its taxable income.  If a REIT distributes all its taxable income within the time limits prescribed by the Internal Revenue Code, the enacted tax rate used to calculate deferred tax assets and liabilities of a REIT would be zero.  The income tax effects of a REIT conversion for financial reporting purposes are reflected in the period in which all significant actions necessary to qualify as a REIT are completed and the entity has committed to becoming a REIT, including (i) obtaining approval from the appropriate parties, (ii) purging through a distribution to shareholders any accumulated earnings and profits (“E&P”) from its operations as a C corporation, and (iii) having any remaining actions for the Company to achieve REIT status be perfunctory legal and administrative matters.  On December 27, 2018, the Company’s Board of Directors approved a plan for Arlington Asset to elect to be taxed and to operate in a manner that will allow it to qualify as a REIT commencing with its taxable year ending December 31, 2019.  There are no further approvals necessary for the Company to be eligible to be taxed as a REIT.  As of December 31, 2018, the Company did not have any accumulated E&P from its operations as a C corporation, and therefore the Company does not need to make any distributions to shareholders of accumulated E&P to qualify as a REIT.  Along with continuing to meet ongoing REIT qualification requirements, the only remaining action for the Company to achieve REIT status is to file its federal income tax return for fiscal year 2019 as a REIT on its required filing date.  In addition, the Company expects to seek shareholder approval at its next annual meeting to amend its articles of incorporation to include customary REIT ownership limitations to facilitate compliance with REIT qualification requirements.  Both of these actions are considered perfunctory legal and administrative matters.  Accordingly, since all significant actions necessary to qualify as a REIT were met as of December 31, 2018, the Company’s deferred tax assets and liabilities as of that date were adjusted to reflect a tax rate of zero percent expected to be applied in the period in which the deferred tax assets and liabilities are expected to be realized resulting in the elimination of the Company’s deferred tax assets and liabilities as of December 31, 2018.

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

For the years ended December 31, 2018, 2017, and 2016, the Company determined that it should record a valuation allowance against deferred tax assets that are capital in nature, which consists of NCL carryforwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods, resulting in an increase to the Company’s valuation allowance of $38,128, $16,761, and $35,637, respectively.

Deferred tax assets and liabilities consisted of the following as of dates indicated:

	December 31, 2018	December 31, 2017
Ordinary deferred tax assets:
NOL carryforward	$—	$15,619
Deferred net loss on designated hedges	—	4,381
Stock-based compensation	—	1,999
Other, net	—	19
Total ordinary deferred tax assets	—	22,018
Ordinary deferred tax liabilities:
Net unrealized gain on designated hedges	—	(21,218)
Ordinary deferred tax assets, net	—	800

Capital deferred tax assets:
NCL carryforward	—	80,895
Net unrealized loss on investments	—	23,431
Valuation allowance	—	(104,326)
Total capital deferred tax assets, net	—	—
Total deferred tax assets, net	$—	$800

The provision for income taxes from operations consists of the following for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Federal	$562	$33,495	$23,163
State	171	6,108	4,224
Total income tax provision	$733	$39,603	$27,387
Current	$(1)	$706	$232
Deferred	734	38,897	27,155
Total income tax provision	$733	$39,603	$27,387

The provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company and its subsidiaries’ income tax attributable to “(loss) income before income taxes” computed at federal statutory rates to the provision for income taxes for the years ended December 31, 2018, 2017, and 2016 were as follows:

	2018	2017	2016
Federal income tax at statutory rate	$(19,123)	$19,963	$(4,886)
State income taxes, net of federal benefit	(4,316)	2,224	(544)
Change in enacted tax rate	—	409	—
Change in expected enacted tax rate from REIT conversion	(14,744)	—	—
Losses on available-for sale MBS acquired prior to 2012	—	—	(2,838)
Other, net	788	246	18
Valuation allowance	38,128	16,761	35,637
Total income tax provision	$733	$39,603	$27,387

As of December 31, 2018, the Company had estimated NOL carryforwards of $14,543 that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards expire in 2028. As of December 31, 2018, the Company had estimated NCL carryforwards of $424,165 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $136,840 in 2019, $102,927 in 2020, $70,319 in 2021, $3,762 in 2022 and $110,317 in 2023.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that are not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act, the corporate AMT is repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability.  In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021. As a result, the realizability of the Company’s AMT credit carryforward is certain and will be realized as either a cash refund or as an offset to future regular tax liabilities or a combination of both.  As of December 31, 2018 and 2017, the Company had AMT credit carryforwards of $9,132 and $9,133, respectively, included as a receivable in other assets on the accompanying consolidated balance sheets.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of December 31, 2018 and 2017, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the IRS and state and local authorities in jurisdictions where the Company has significant business operations. The Company’s federal tax returns for 2014 and forward remain subject to examination by the IRS.

On May 30, 2018, the Company received an assessment of $9,380 from Arlington County, Virginia for a business, professional and occupation license (“BPOL”) tax for calendar year 2017.  The BPOL tax is a local privilege tax on a business’ gross receipts for conducting business activities subject to licensure within Arlington County.  The Company has not been assessed or paid any such BPOL tax prior to calendar year 2017.  The Company does not believe it is subject to the BPOL tax. During the second quarter of 2018, the Company filed an administrative appeal with Arlington County. During the third quarter of 2018, Arlington County denied the Company’s administrative appeal and, subsequently, the Company filed an administrative appeal with the Tax Commissioner of Virginia.  The Company intends to fully contest the assessment. As of December 31, 2018, the Company does not believe that it is probable that it has incurred a BPOL tax liability. As such, the Company has not recognized a BPOL tax liability or an associated expense in its consolidated financial statements. If the Company were to become subject to the BPOL tax, the Company would be required to pay the full $9,380 assessment for calendar year 2017 and subsequent periods (including calendar year 2018).

Note 10. Commitments and Contingencies

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements. The following table sets forth these contractual obligations by fiscal year as of December 31, 2018:

	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$—	$25,000	$50,300	$75,300
Minimum rental commitments	395	407	418	429	441	919	3,009
	$395	$407	$418	$429	$25,441	$51,219	$78,309

Note 11. Shareholders’ Equity

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

Common Stock Dividends

The Company’s Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company declared and paid the following dividends on its common stock for 2018:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.375	December 13	December 31	January 31, 2019
September 30	0.375	September 13	September 28	October 31
June 30	0.375	June 14	June 29	July 31
March 31	0.550	March 15	March 29	April 30

The Board of Director approved and the Company declared and paid the following dividends on its common stock for 2017:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.550	December 14	December 29	January 31, 2018
September 30	0.550	September 14	September 29	October 31
June 30	0.550	June 16	June 30	July 31
March 31	0.625	March 14	March 31	April 28

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

The following table provides information about the issuances of common stock under the common equity distribution agreements for the periods indicated:

	Year Ended	Year Ended
Class A Common Stock Issuances	December 31, 2018	December 31, 2017
Shares issued	2,226,557	4,472,083
Weighted average public offering price	$10.19	$13.88
Net proceeds (1)	$22,326	$61,213

(1)	Net of selling commissions and expenses.

As of December 31, 2018, the Company had 11,302,160 shares of Class A common stock available for sale under the Amended New Equity Distribution Agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the years ended December 31, 2018 and 2017. As of December 31, 2018, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference before holders of common stock are entitled to receive any dividends. Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September. As of December 31, 2018, we had declared and paid all required quarterly dividends on the Company’s Series B Preferred Stock.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the periods indicated:

	Year Ended	Year Ended
Series B Preferred Stock Issuances	December 31, 2018	December 31, 2017
Shares issued	47,304	168,291
Weighted average public offering price	$24.75	$24.95
Net proceeds (1)	$1,137	$4,090
(1)	Net of selling commissions and expenses.

As of December 31, 2018, the Company had 1,649,405 shares of Series B Preferred stock available for sale under the Series B Preferred Equity Distribution Agreement.

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

Under the 2014 Plan, a maximum number of 2,000,000 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2014 Plan, were authorized for issuance and may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of December 31, 2018, 1,614,050 shares remained available for issuance under the 2014 Plan. The 2014 Plan replaced the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (the “2011 Plan”). No additional grants will be made under the 2011 Plan. However, previous grants under the 2011 Plan will remain in effect subject to the terms of the 2011 Plan and the applicable award agreement.

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

The Compensation Committee of the Board of Directors of the Company approved the following PSU grants for the periods indicated:

	December 31,
	2018	2017	2016
Book Value PSUs granted	76,043	57,732	71,926
Book Value PSU grant date fair value per share	$10.31	$13.58	$12.93
TSR PSUs granted	32,052	23,787	80,173
TSR PSU grant date fair value per share	$12.23	$16.48	$11.60
ROE PSUs granted	76,043	57,732	—
ROE PSU grant date fair value per share	$10.31	$13.58	$—

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

	TSR PSUs Granted in:
	2018	2017	2016
Closing stock price on date of grant	$10.31	$13.58	$12.93
Beginning average stock price on date of grant (1)	$11.16	$14.53	$13.40
Expected volatility (2)	24.68%	24.03%	24.78%
Dividend yield (3)	0.00%	0.00%	0.00%
Risk-free rate (4)	2.61%	1.52%	0.71%

(1)	Based upon the 30 trading days prior to and including the date of grant.
(2)	Based upon the most recent three-year volatility as of the date of grant.
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

The vesting of the PSUs is subject to both continued employment under the terms of the award agreement and the achievement of the Company performance goals established by the Compensation Committee. For Book Value PSU and TSR PSU awards granted during the three years ended December 31, 2018, the Compensation Committee established a three-year performance period.  The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of Book Value PSUs and TSR PSUs granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no Book Value PSUs or TSR PSUs are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Book Value PSUs and TSR PSUs granted are earned.  Upon settlement, vested Book Value PSUs and TSR PSUs are converted into shares of the Company’s Class A common stock on a one-for-one basis.

For the ROE PSU awards granted during the two years ended December 31, 2018, the Compensation Committee established a one-year performance period.  Any ROE PSUs earned at the end of the one-year performance period would be converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE PSU grant date subject to both continued employment under the terms of the award agreement.  If the threshold level of performance goals is not achieved, no ROE PSUs are earned.

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

For the years ended December 31, 2018, 2017, and 2016, the Company recognized $(776), $2,263 and $1,266, respectively, of compensation expense related to PSU awards. For the year ended December 31, 2018, the compensation expense included a reversal of $1,945 of expense recognized in prior periods due to a reduction in the number of PSUs expected to vest based on deterioration in performance metrics. As of December 31, 2018 and 2017, the Company had unrecognized compensation expense related to PSU awards of $2,166 and $4,485, respectively. The unrecognized compensation expense as of December 31, 2018 is expected to be recognized over a weighted average period of 2.18 years. For the years ended December 31, 2018, 2017, and 2016, there were no Book Value PSUs or TSR PSUs that were earned or vested. For the year ended December 31, 2018, there were 68,585 ROE PSUs, including dividend equivalents, that were earned and converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE PSU grant date.

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

The Company grants restricted common shares to employees that vest ratably over a three-year period or cliff-vest after two to four years based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2015	131,775	$21.44	2.0
Granted	73,457	14.67	—
Forfeitures	—	—	—
Vestitures	(43,341)	21.04	—
Share Balance as of December 31, 2016	161,891	18.47	1.4
Granted	74,000	12.74	—
Forfeitures	—	—	—
Vestitures	(73,050)	20.00	—
Share Balance as of December 31, 2017	162,841	15.18	1.3
Granted	96,000	9.34	—
Conversion of ROE PSUs	68,585	13.58	—
Forfeitures	—	—	—
Vestitures	(84,050)	16.87	—
Share Balance as of December 31, 2018	243,376	$11.84	1.5

For the years ended December 31, 2018, 2017, and 2016, the Company recognized $1,132, $1,172 and $1,197, respectively, of compensation expense related to restricted stock awards. As of December 31, 2018 and 2017, the Company had unrecognized compensation expense related to restricted stock awards of $1,552 and $1,284, respectively. The unrecognized compensation expense as of December 31, 2018 is expected to be recognized over a weighted average period of 1.5 years. For the years ended December 31, 2018, 2017 and 2016, the intrinsic value of restricted stock awards that vested were $818, $970, and $630, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2018, 2017 and 2016. As of December 31, 2018 and 2017, the Company had 9,155 vested shares of the undistributed restricted stock issued to the trust.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded under the Company’s 2014 Plan vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2014 Plan and 2011 Plan, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under prior long-term incentive plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of December 31, 2018, the Company had 261,366 RSUs outstanding. A summary of the RSUs grants is presented below for the periods indicated:

	December 31,
	2018	2017	2016
RSUs granted	42,402	33,540	37,007
Grant date fair value	$11.32	$14.31	$13.78

The grant date fair value is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $480, $491 and $511, respectively, of director fees related to these RSUs.

Note 13. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

As of December 31, 2018, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of December 31, 2018, the Company had not consolidated for financial reporting purposes any securitization trusts as the Company does not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of December 31, 2018, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Note 14. Quarterly Data (Unaudited)

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2018 and 2017. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Fiscal Year 2018
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$130,953	$37,174	$32,864	$30,055	$30,860
Interest expense	84,825	26,550	22,526	19,193	16,556
Net interest income	46,128	10,624	10,338	10,862	14,304
Investment loss, net	(123,822)	(68,910)	(2,257)	(4,516)	(48,139)
General and administrative expenses	13,370	1,658	3,954	3,461	4,297
(Loss) income before income taxes	(91,064)	(59,944)	4,127	2,885	(38,132)
Income tax provision (benefit)	733	(33,639)	9,628	6,493	18,251
Net loss	(91,797)	(26,305)	(5,501)	(3,608)	(56,383)
Dividend on preferred stock	(590)	(153)	(151)	(149)	(137)
Net loss attributable to common stock	$(92,387)	$(26,458)	$(5,652)	$(3,757)	$(56,520)
Basic loss per common share	$(3.18)	$(0.87)	$(0.19)	$(0.13)	$(2.00)
Diluted loss per common share	$(3.18)	$(0.87)	$(0.19)	$(0.13)	$(2.00)

	Fiscal Year 2017
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$121,248	$30,609	$28,835	$31,461	$30,343
Interest expense	51,514	14,952	13,968	12,528	10,066
Net interest income	69,734	15,657	14,867	18,933	20,277
Investment gain (loss), net	5,874	10,238	13,368	(15,970)	(1,762)
General and administrative expenses	18,570	4,947	4,544	4,154	4,925
Income (loss) before income taxes	57,038	20,948	23,691	(1,191)	13,590
Income tax provision	39,603	13,707	823	16,737	8,336
Net income (loss)	17,435	7,241	22,868	(17,928)	5,254
Dividend on preferred stock	(251)	(133)	(83)	(35)	—
Net income (loss) available (attributable) to common stock	$17,184	$7,108	$22,785	$(17,963)	$5,254
Basic earnings (loss) per common share	$0.67	$0.25	$0.86	$(0.74)	$0.22
Diluted earnings (loss) per common share	$0.66	$0.25	$0.85	$(0.74)	$0.22